Form 10-Q
period 2000-03-31
ENERGIZER HOLDINGS INC
filed 2000-05-15
CIK 1096752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

                          Commission File No. 001-15401


                            ENERGIZER HOLDINGS, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        MISSOURI               43-1863181
          ------------------------------------------------------------
        (State of Incorporation)     (I.R.S. Employer Identification No.)

                  CHECKERBOARD SQUARE, ST. LOUIS MISSOURI 63164
          ------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (314) 982-2000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES:   X     NO:  _____
                              ----

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 8, 2000.

                                       95,552,711
                                   ------------------

PART  I  -     FINANCIAL  INFORMATION



                             ENERGIZER HOLDINGS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)

BUSINESS  OVERVIEW
     Primary battery market sales increased for the six months ended March 31, 2000, particularly in the U.S., reflecting continuing electronic device growth, retail promotional emphasis and Y2K preparedness demand. Primary battery market sales in the three months ended March 31, 2000 were up slightly, but reflect the overall category adjustment in growth rates due to consumer stockpiling in late 1999. A.C. Nielsen measured the U.S. primary battery market up 16% for the six months and 2% for the three months ended April 1, 2000. Other world areas experienced similar volume trends.

OPERATING  RESULTS
     Net earnings for the six months ended March 31, 2000 were $121.6 compared to a loss of $3.0 for the six months ended March 31, 1999. Current year net earnings include a net gain on disposition of discontinued operations of $1.2 related to the final settlement of the sale of discontinued operations. Prior year results include a net loss from discontinued operations of $5.6 and a net loss on disposition of discontinued operations of $74.2. Discontinued operations results are related to the Original Equipment Manufacturers' (OEM) rechargeable battery business sold on November 1, 1999, as discussed below.

     Earnings from continuing operations were $120.4 for the current six months compared to $76.8 in the prior year six months. Included in the current six months earnings from continuing operations are one-time after-tax spin-off costs of $3.3, a pre-tax loss of $15.7 on the disposition of Energizer's Spanish affiliate and related capital loss tax benefits of $24.4. Earnings from continuing operations for the six months last year include pre-tax and after-tax provisions for restructuring of $6.0 and $6.1, respectively. Excluding these items, earnings from continuing operations would have been $115.0 compared to $82.9 last year, an increase of 39%.

     For the quarter ended March 31, 2000, net earnings were $16.9 compared to a net loss of $55.0 for the same quarter in 1999. Net earnings for the current quarter include the aforementioned $1.2 net gain on the disposition of discontinued operations, $3.3 after-tax spin-off costs, $15.7 loss on the disposition of Energizer's Spanish affiliate and $24.4 of capital loss tax benefits. Net earnings for the prior year second quarter include a net loss from discontinued operations of $2.8 and a net loss on disposition of discontinued operations of $74.2. Earnings from continuing operations, before the unusual items discussed above, decreased $11.6, or 53%, for the quarter to $10.3, compared to $21.9 in the prior year second quarter.

     Net sales for the six months ended March 31, 2000 increased $45.4, or 5%. Increased volumes, especially in Energizer brand products, contributed $93.6 in sales, partially offset by unfavorable pricing and product mix of $30.6 and unfavorable currency impacts of $17.7. Strong sales in the North America and Asia Pacific segments for the quarter ended December 31, 1999 benefited from significantly higher demand driven by Y2K preparedness concerns and increased market share in key countries. For the quarter ended March 31, 2000, sales decreased $45.8, or 11%, with North America, Europe and South and Central America all declining as described in the Segment Results section below.

     Gross margin for the current six months increased $57.4 leveraging higher volumes and benefiting from lower production costs after the closure of two plants in 1999. Gross margin percentage increased from 46.7% in the six months last year to 50.2% this year. For the quarter, gross profit declined $16.7 on lower sales. Gross margin percentage improved from 45.4% to 46.5% on the lower production costs discussed above.

SEGMENT  RESULTS
     Operations are managed via four major geographic areas--North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information, as included in the tables in
Note 7 to the Combined Financial Statements for the period ended March 31, 2000.

  North  America
     Net sales to customers for North America increased $56.3, or 11%, for the current six months. Volume increases accounted for $88.0 of the sales increase, partially offset by unfavorable pricing and product mix. For the quarter, sales decreased $34.2, or 17%, with volume accounting for $29.7 of the decline. Significant volume gains in the first quarter driven by strong Y2K preparedness buying and retail promotional emphasis were eroded by soft volumes in the second quarter as retail customers worked through remaining stocks from accelerated first quarter buying.

     The second quarter comparison was also negatively impacted by unusually high promotional activity at the wholesale level in the second quarter last year. At the consumer level, sales remained strong in the quarter as Energizer brand product sales increased 9%, as measured by A. C. Nielsen, compared to overall alkaline battery market growth of 3%. Energizer share, as measured by
A.  C.  Nielsen,  increased  1.6  share  points  to  32.4  during  the  quarter.

     Segment profit for the six months increased $22.8, or 16%. Gross margin increased $37.0, benefiting from higher sales and leveraging of fixed costs. For the quarter, segment profit decreased $22.2, or 47%. Gross margin declined $20.0 on lower sales. Marketing and distribution costs increased $8.7 and $3.7 in the six months and quarter, respectively, in support of enhanced focus on share growth. Advertising and promotion expense increased $10.0 and $1.9 in the six months and quarter, respectively.

  Asia  Pacific
     Net sales to customers for Asia Pacific increased $13.7, or 7%, for the current six months. Increased volume contributed $12.4 of the increase. Sales for the quarter were flat as volume increases of $4.3 were offset by unfavorable pricing and mix and currency exchange rates.

     Segment profit for the six months increased $12.7, or 26%. Gross margin increased $16.3 on higher sales and lower production costs. Other costs were favorable compared to the prior six months which contained plant start up costs. Advertising and promotion expenses increased $3.5, primarily in the first quarter. For the current quarter, segment profit increased $.6, or 3%. Lower product cost contributed $4.1, partially offset by higher management costs.

  South  and  Central  America
     Net sales to customers for South and Central America decreased $2.5 or 3% for the current six months. Unfavorable currency effects of $4.5 were partially offset by favorable pricing and product mix. Sales for the quarter declined $4.0, or 12% on unfavorable currency effects of $2.4 and volume decreases of $1.8.

     Segment profit for the six months increased $1.2 or 15%. Favorable pricing and product mix of $2.4 and lower product costs of $3.4 were partially offset by unfavorable currency impact of $3.4 and higher management costs. For the quarter, segment profit increased $1.3, or 93% as lower product costs of $3.8 were partially offset by unfavorable currency impact of $1.8 and higher management costs.

  Europe
     Net sales to customers for Europe decreased $22.1, or 12% for the six months and $7.8, or 10% for the quarter. Currency devaluation accounted for $16.5 and $9.1 of the decline in the six months and quarter, respectively. The remainder of the decrease in the six months resulted from lower volume in the first quarter.

     Segment profit for the six months and quarter increased $8.6 and $2.8, respectively, primarily related to lower costs associated with plant closing and other business realignment activities. Unfavorable impacts of currency devaluation were substantially offset by lower overhead costs.

CORPORATE  EXPENSES
     Corporate expenses decreased $4.3 in the six months on higher pension income and lower information systems spending, partially offset by higher management costs. In the quarter, corporate costs increased $3.1 on higher management costs and unfavorable comparisons on mark-to-market adjustments of liabilities denominated in Ralston share equivalents, partially offset by higher pension income.

COSTS  RELATED  TO  SPIN  OFF
     During the quarter and six months ended March 31, 2000, Energizer recorded one-time spin related costs of $5.5 pre-tax, or $3.3 after-tax. These costs include legal fees, charges related to the vesting of certain compensation benefits, and other costs triggered by or associated with the spin-off.

LOSS  ON  DISPOSITION  OF  SPANISH  AFFILIATE
     During the quarter and six months ended March 31, 2000, Energizer recorded a $15.7 pre-tax loss on the sale of its Spanish affiliate. The loss was a non-cash write-off of goodwill and cumulative translation accounts of the Spanish affiliate. Ralston recognized capital loss tax benefits related to the Spanish sale of $24.4, which are reflected in Energizer's historical financial statements and resulted in a net after-tax gain of $8.7 on the Spanish transaction.

RESTRUCTURING  CHARGES
     During the six-month period ended March 31, 1999, Energizer recorded net after-tax and pre-tax provisions for restructuring of $6.1 and $6.0, respectively. The charges were primarily termination benefits associated with the 1997 alkaline and carbon zinc production restructuring plan for Europe.

     During the six month period ended March 31, 2000, approximately 160 employees were terminated in connection with restructuring accruals established in prior years. Except for disposition of certain assets held for disposal, substantially all actions associated with the 1997 and 1999 restructuring plans have been completed as of March 31, 2000. Activities impacting the restructuring reserve during the six months are presented in Note 6 to the Combined Financial Statements.

INCOME  TAXES
     Income taxes, which include federal, state and foreign taxes, were 29.0% of earnings from continuing operations in the current six months, compared to 43.0% in the six months last year. Income taxes for the current six months includes capital loss benefits related to the sale of the Spanish affiliate discussed above of $24.4. The prior six months includes restructuring provisions of $6.0, which reflect no tax benefit due to particular tax statutes in those countries. Absent these unusual items, the tax rate for the current and prior six-month periods would have been 39.7% and 41.1%, respectively. The decrease in the tax rate is due primarily to a favorable mix of foreign and domestic earnings.

DISCONTINUED  RECHARGEABLE  OEM  BATTERY  BUSINESS
     Discontinued operations consist of Energizer's worldwide rechargeable Original Equipment Manufacturers' (OEM) battery business. In March 1999, the Board of Directors of Ralston Purina Company announced its intention to exit this business to allow Energizer to focus on its primary battery business. On November 1, 1999, this business was sold to Moltech Corporation for approximately $20.0. Actual pretax operating losses during the divestment period through the sale date totaled $15.9.

FINANCIAL  CONDITION
     Cash flow from continuing operations was $178.4 for the six months ended March 31, 2000 compared to $169.5 for the same period in fiscal 1999. The increase in cash flows is attributable to higher cash earnings partially offset by lower cash flows from seasonal reductions of operating working capital.

     Immediately prior to the spin-off, Ralston borrowed $478.0 through several interim funding facilities and assigned all repayment obligations of those facilities to Energizer. Subsequent to March 31, 2000, Energizer replaced the interim funding facilities with the following: private placement notes of $175.0 with maturities of 3 to 10 years; borrowings of $225.0 under a five-year revolving credit facility; a $65.0 receivable securitization program; and $13.0 of other borrowings. The average interest rate on the short-term and long-term debt is approximately 6.7% and 7.2%, respectively. Approximately $236.0 of the long-term debt has a variable interest rate. The interest rates on the long-term debt range from 6.7% up to 8%. Energizer maintains total committed debt facilities of $834.0, of which $358.0 remained available following the transactions described above. Under the terms of the facilities, the ratio of Energizer's total indebtedness to its EBITDA cannot be greater than 3:1 and the ratio of its EBIT to total interest expense must exceed 3:1.

     Capital expenditures totaled $30.7 and $33.3 for the six months ended March 31, 2000 and 1999, respectively. Net transactions with Ralston resulted in cash usage of $230.2 and $153.9 in the six months ended March 31, 2000 and 1999, respectively. Working capital was $355.5 at March 31, 2000 compared to $478.1 at September 30, 1999, reflecting seasonal reductions in operating working capital and higher debt levels.

MARKET  RISK
     Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all interest rates would have an annual unfavorable impact of $1.6 on Energizer's net earnings and cash flows based on current debt levels.

FORWARD-LOOKING  STATEMENTS
     Statements in this document that are not historical, including statements as to the continuing availability of credit facilities, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Energizer's ability to maintain compliance with its debt covenants, including the ratios described under "Financial Condition", as well as changes in its operating cash flows, could limit its ability to meet future operating expenses, fund capital expenditures and service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, and its current report on Form 8-K dated April 25, 2000.


                                  ENERGIZER HOLDINGS, INC.
                                COMBINED STATEMENT OF EARNINGS
                                         (CONDENSED)
                               (DOLLARS IN MILLIONS--UNAUDITED)


                                             QUARTER ENDED     SIX MONTHS ENDED
                                               MARCH 31,            MARCH 31,
                                             2000     1999       2000       1999
                                             ----     ----       ----       ----

Net Sales                                    $359.9   $405.7   $1,033.5   $988.1
                                             -------  -------  ---------  -------

Costs and Expenses
  Cost of products sold                       192.6    221.7      514.8    526.8
  Selling, general and administrative          99.2    100.1      194.8    201.1
  Advertising and promotion                    33.9     33.3      101.5     92.3
  Research and development                     14.2     12.6       26.1     23.6
  Costs related to spin-off                     5.5        -        5.5        -
  Loss on disposition of Spanish affiliate     15.7        -       15.7        -
  Restructuring provisions (reversals)            -     (0.1)         -      6.0
  Interest expense                              2.9      0.7        5.5      3.5
                                             -------  -------  ---------  -------
                                              364.0    368.3      863.9    853.3
                                             -------  -------  ---------  -------

Earnings (loss) from Continuing Operations
   before Income Taxes                         (4.1)    37.4      169.6    134.8
Income Taxes                                   19.8    (15.4)     (49.2)   (58.0)
                                             -------  -------  ---------  -------

Earnings from Continuing Operations            15.7     22.0      120.4     76.8

Net Loss from Discontinued Operations             -     (2.8)         -     (5.6)

Net Gain (Loss) on Disposition of
   Discontinued Operations                      1.2    (74.2)       1.2    (74.2)
                                             -------  -------  ---------  -------
Net Earnings (Loss)                          $ 16.9   $(55.0)  $  121.6   $ (3.0)
                                             =======  =======  =========  =======


            See accompanying Notes to Condensed Financial Statements.


                            ENERGIZER HOLDINGS, INC.
                             COMBINED BALANCE SHEET
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS - UNAUDITED)

                                                            MARCH 31, SEPTEMBER 30,
                                                              2000        1999
                                                              ----        ----
ASSETS

Current Assets
  Cash and cash equivalents                                   $   18.1  $   27.8
  Trade receivables, less allowance for doubtful
    accounts of $20.6 and $19.3, respectively                    356.7     441.9
  Inventories
    Raw materials and supplies                                    65.4      74.0
    Work in process                                               89.4      80.5
    Finished products                                            257.1     228.5
                                                              --------  --------
      Total Inventory                                            411.9     383.0
  Other current assets                                            93.3     121.3
                                                              --------  --------
    Total Current Assets                                         880.0     974.0
                                                              --------  --------

Investments and Other Assets                                     326.3     319.7

Net Investment in Discontinued Operations                            -      67.2

Property at Cost                                               1,005.9   1,010.1
  Accumulated depreciation                                       536.2     537.3
                                                              --------  --------
                                                                 469.7     472.8
                                                              --------  --------
      Total                                                   $1,676.0  $1,833.7
                                                              ========  ========


LIABILITIES AND NET INVESTMENT IN ENERGIZER

Current Liabilities
  Current maturities of long-term debt                        $    0.3  $    0.3
  Notes payable                                                  185.8     118.5
  Accounts payable                                               123.8     128.6
  Other current liabilities                                      214.6     248.5
                                                              --------  --------
    Total Current Liabilities                                    524.5     495.9

Long-Term Debt                                                   412.4       1.9

Other Liabilities                                                 20.9      23.0

Net Investment in Energizer                                      718.2   1,312.9
                                                              --------  --------
      Total                                                   $1,676.0  $1,833.7
                                                              ========  ========

            See accompanying Notes to Condensed Financial Statements.


                              ENERGIZER HOLDINGS, INC.
                          COMBINED STATEMENT OF CASH FLOWS
                      SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                     (CONDENSED)
                          (DOLLARS IN MILLIONS - UNAUDITED)


                                                          SIX MONTHS ENDED MARCH 31,
                                                                     2000      1999
                                                                  --------  --------
CASH FLOW FROM OPERATIONS
  Net earnings (loss)                                             $ 121.6   $  (3.0)
  Net (income) loss from discontinued operations                     (1.2)     79.8
  Loss on disposition of Spanish affiliate                           15.7         -
  Non-cash items included in income                                  30.9      53.9
  Changes in assets and liabilities used in operations               15.7      36.6
  Other, net                                                         (4.3)      2.2
                                                                  --------  --------
    Cash flow from continuing operations                            178.4     169.5
    Cash flow from discontinued operations                           54.7      (1.0)
                                                                  --------  --------
      Net cash flow from operations                                 233.1     168.5
                                                                  --------  --------

CASH FLOW FROM INVESTING ACTIVITIES
  Property additions                                                (30.7)    (33.3)
  Proceeds from sale of OEM business                                 20.0         -
  Proceeds from sale of Spanish affiliate                             1.4
  Proceeds from sale of property                                      1.5       0.5
  Other, net                                                         (2.6)     (0.7)
                                                                  --------  --------
    Cash used by investing activities - continuing operations       (10.4)    (33.5)
    Cash used by investing activities - discontinued operations      (0.7)     (1.7)
                                                                  --------  --------
      Net cash used by investing activities                         (11.1)    (35.2)
                                                                  --------  --------

CASH FLOW FROM FINANCING ACTIVITIES
    Net cash proceeds from issuance of long-term debt                   -       1.0
    Principal payments on long-term debt (including current
      maturities)                                                    (1.3)    (13.1)
    Net increase in notes payable                                    (0.3)     10.0
    Net transactions with Ralston                                  (230.2)   (153.9)
                                                                  --------  --------
      Net cash used by financing activities                        (231.8)   (156.0)
                                                                  --------  --------

Effect of Exchange Rate Changes on Cash                               0.1       1.2


Net Decrease in Cash and Cash Equivalents                            (9.7)    (21.5)

Cash and Cash Equivalents, Beginning of Period                       27.8      49.1
                                                                  --------  --------
Cash and Cash Equivalents, End of Period                          $  18.1   $  27.6
                                                                  ========  ========


Non-Cash Transactions:
  Debt assigned by Ralston                                        $ 478.0   $     -
                                                                  ========  ========

              See accompanying Notes to Condensed Financial Statements.


                            ENERGIZER HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                        (DOLLARS IN MILLIONS - UNAUDITED)


NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 1999.

NOTE 2 - On April 1, 2000, Ralston Purina Company (Ralston) distributed the common stock of its wholly owned subsidiary, Energizer Holdings, Inc. (Energizer), to the shareholders of Ralston's common stock through a tax-free spin-off. Following the spin-off, Energizer has conducted its business as a separate public company.

NOTE 3 - The accompanying historical basis financial statements of Energizer reflects periods during which its business was operated as a business segment of Ralston. As such, historical earnings per share data does not provide meaningful information about the results of operations of Energizer.

NOTE 4 - The current quarter and six-month results include pre-tax spin costs of $5.5 related to one-time costs incurred by Energizer as a result of the spin-off. These costs include legal fees, charges related to vesting of certain compensation benefits, expenses incurred to separate certain employee benefit plans, etc. Total spin related costs were $3.3 on an after-tax basis.

NOTE 5 - The current quarter and six-month results include a non-cash loss of $15.7 related to sale of Energizer's Spanish affiliate. Capital loss tax benefits recognized by Ralston related to the Spanish sale were $24.4 and are included in the historical basis financial statements.

NOTE 6 - During the six-month period ended March 31, 1999, Energizer recorded net after-tax and pre-tax provisions for restructuring of $6.1 and $6.0, respectively. The charges were primarily termination benefits associated with a 1997 alkaline and carbon zinc production restructuring plan for Europe.

During the six month period ended March 31, 2000, approximately 160 employees were terminated in connection with restructuring accruals established in prior years. Except for disposition of certain assets held for disposal, substantially all actions associated with the 1997 and 1999 restructuring plans have been completed as of March 31, 2000. Activities impacting the restructuring reserve during the six month period ended March 31, 2000, are presented in the following table:




                     Beginning  Provision/               Ending
                      Balance   Reversals   Activity    Balance
                      --------  ----------  ----------  --------
1995 PLAN
Other Cash Costs      $     .8  $        -  $    (0.8)  $      -
                      --------  ----------  ----------  --------
Total                       .8           -       (0.8)         -
                      --------  ----------  ----------  --------

1996 PLAN
Other Cash Costs            .8           -          -         .8
                      --------  ----------  ----------  --------
Total                       .8           -          -         .8
                      --------  ----------  ----------  --------

1997 PLAN
Termination Benefits       4.1           -       (3.3)        .8
Other Cash Costs           1.3           -          -        1.3
                      --------  ----------  ----------  --------
Total                      5.4           -       (3.3)       2.1
                      --------  ----------  ----------  --------

1998 PLAN
Termination Benefits       1.6           -       (1.0)       0.6
Other Cash Costs           2.0           -       (0.2)       1.8
                      --------  ----------  ----------  --------
Total                      3.6           -       (1.2)       2.4
                      --------  ----------  ----------  --------

1999 PLAN
Termination Benefits        .7           -       (0.7)         -
                      --------  ----------  ----------  --------
Total                       .7           -       (0.7)         -
                      --------  ----------  ----------  --------

     Grand Total      $   11.3  $        -  $    (6.0)  $    5.3
                      ========  ==========  ==========  ========



NOTE 7 - Energizer's operations are managed via four major geographic areas - North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information disclosed below. Segment performance is evaluated based on operating profit, exclusive of general corporate expenses, research and development expenses, restructuring charges and amortization of goodwill and intangibles. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

Intersegment sales are generally valued at market-based prices and represent the difference between total sales and external sales as presented in the table below. Segment profitability includes profit on these intersegment sales.




                                       FOR THE QUARTER ENDED MARCH 31,
                                      2000                    1999
                                     ------                  ------
                                  TOTAL   EXTERNAL       TOTAL   EXTERNAL
NET SALES                         SALES     SALES        SALES    SALES
                                  -----     -----        -----   -----
     North America               $182.8    $162.8        $218.6    $197.0
     Asia Pacific                 108.2      95.8         103.8      95.6
     Europe                        73.5      73.1          81.4      80.9
     South and Central America     32.6      28.2          35.6      32.2
                                           ------                  ------
               Total Net Sales             $359.9                  $405.7
                                           ======                  ======




                                      FOR THE SIX MONTHS ENDED MARCH 31,
                                      2000                      1999
                                     ------                    ------
                                  TOTAL   EXTERNAL        TOTAL   EXTERNAL
NET SALES                         SALES     SALES         SALES    SALES
                                  -----     -----         -----    -----
     North America               $631.7   $ 583.2        $576.8   $526.9
     Asia Pacific                 246.6     214.9         222.3    201.2
     Europe                       166.0     165.1         188.3    187.2
     South and Central America     79.3      70.3          83.5     72.8
                                          -------                 ------
               Total Net Sales           $1,033.5                 $988.1
                                         ========                 ======




                                                FOR THE QUARTER ENDED MARCH 31,
                                                              2000     1999
                                                            -------  -------
OPERATING PROFIT BEFORE UNUSUAL ITEMS AND
 AMORTIZATION
     North America                                          $ 24.8   $ 47.0
     Asia Pacific                                             22.7     22.1
     Europe                                                    1.0     (1.8)
     South and Central America                                 2.7      1.4
                                                            -------  -------
          TOTAL SEGMENT PROFITABILITY                         51.2     68.7
     General Corporate Expenses                              (12.7)    (9.6)
     Research and Development Expense                        (14.2)   (12.6)
                                                            -------  -------
          Operating Profit before Unusual Items and
              Amortization                                    24.3     46.5
     Costs related to spin-off                                (5.5)       -
     Loss on disposition of Spanish affiliate                (15.7)       -
     Restructuring Reversals                                     -       .1
     Amortization                                             (6.2)    (6.2)
     Interest and Other Financial Items                       (1.0)    (3.0)
                                                            -------  -------
          Total (Loss) Earnings from Continuing Operations
               Before Income Taxes                          $ (4.1)  $ 37.4
                                                            =======  =======




                                              FOR THE SIX MONTHS ENDED MARCH 31,
                                                               2000     1999
                                                            --------  -------
OPERATING PROFIT BEFORE UNUSUAL ITEMS AND
 AMORTIZATION
     North America                                          $ 170.3   $147.5
     Asia Pacific                                              60.7     48.0
     Europe                                                     8.9       .3
     South and Central America                                  9.4      8.2
                                                            --------  -------
          TOTAL SEGMENT PROFITABILITY                         249.3    204.0
     General Corporate Expenses                               (18.1)   (22.4)
     Research and Development Expense                         (26.1)   (23.6)
                                                            --------  -------
          Operating Profit before Unusual Items and
              Amortization                                    205.1    158.0
     Costs related to spin-off                                 (5.5)       -
     Loss on disposition of Spanish affiliate                 (15.7)       -
     Restructuring Charges                                        -     (6.0)
     Amortization                                             (12.3)   (12.5)
     Interest and Other Financial Items                        (2.0)    (4.7)
                                                            --------  -------
          Total Earnings from Continuing Operations Before
               Income Taxes                                 $ 169.6   $134.8
                                                            ========  =======


NOTE 8 - In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accumulated other comprehensive income is included in Net Investment in Energizer in the combined balance sheet. The components of total comprehensive income for the quarter ended March 31, 2000 and 1999 are shown in the following table:


                                                  Quarter  Ended  March  31,

                                                       2000     1999
                                                      ------  -------
Net earnings (loss)                                   $16.9   $(55.0)
Other comprehensive income items:
   Foreign currency translation adjustments            (8.1)   (13.4)
   Write-off translation balance of disposed affiliate  9.7        -
                                                      ------  -------
Total comprehensive income                            $18.5   $(68.4)
                                                      ======  =======


The components of total comprehensive income for the six months ended March 31, 2000 and 1999 are shown in the following table:



                                                Six  Months  Ended  March  31,

                                                        2000    1999
                                                      -------  ------
Net earnings (loss)                                   $121.6   $(3.0)
Other comprehensive income items:
   Foreign currency translation adjustments            (11.1)    2.1
   Write-off translation balance of disposed affiliate   9.7       -
                                                      -------  ------
Total comprehensive income                            $120.2   $ (.9)
                                                      =======  ======



NOTE 9 - Discontinued operations consist of Energizer's worldwide rechargeable Original Equipment Manufacturers' (OEM) business, which was sold to Moltech Corporation for approximately $20.0 on November 1, 1999. The OEM business is accounted for as a discontinued operation in Energizer's combined financial statements. The current quarter and six-month results include after-tax income of $1.2 related to the final settlement of the sale transaction. The prior year quarter results include a net loss from discontinued operations of $2.8 and a net loss on disposition of discontinued operations of $74.2. The prior year six month results include a net loss from discontinued operations of $5.6 and a net loss on disposition of discontinued operations of $74.2.

NOTE 10 - Immediately prior to the spin-off, Ralston borrowed $478.0 through several interim funding facilities and assigned all repayment obligations of those facilities to Energizer. Subsequent to March 31, 2000, Energizer replaced the interim funding facilities with the following: private placement notes of $175.0 with maturities of 3 to 10 years; borrowings of $225.0 under a five-year revolving credit facility; a $65.0 receivable securitization program; and $13.0 of other borrowings. The average interest rate on the short-term and long-term debt is approximately 6.7% and 7.2%, respectively. Approximately $236.0 of the long-term debt has a variable interest rate. The interest rates on the long-term debt range from 6.7% up to 8%. Energizer maintains total committed debt facilities of $834.0, of which $358.0 remained available following the transactions described above. Under the terms of the facilities, the ratio of Energizer's total indebtedness to its EBITDA cannot be greater than 3:1 and the ratio of its EBIT to total interest expense must exceed 3:1.

NOTE  11  -  Investments  and  Other  Assets  consist  of  the  following:



                                March  31,    September  30,
                                     2000        1999
                                   ------       ------
Goodwill                           $187.2       $205.0
Other intangible assets              90.7         94.4
Deferred charges and other assets    48.4         20.3
                                   ------       ------
                                   $326.3       $319.7
                                   ======       ======


NOTE 12 - On May 8, 2000, Energizer's Board of Directors approved the grant of a total of 6,365,000 non-qualified stock options to key employees and directors of the Company, under the terms of the 2000 Incentive Stock Plan. The options, which vest periodically over the next five years, were granted with an exercise price of $17 per share, the closing price of the Energizer common stock on the date of grant. In addition, the Board of Directors approved the grant of up to 625,000 restricted stock equivalents to a group of key employees and directors upon their purchase of an equal number of shares of Energizer common stock within a specified period. Such grants, when made, will also be pursuant to the terms of the 2000 Incentive Stock Plan. The restricted stock equivalents will vest three years from their respective dates of grant and will convert into unrestricted shares of Energizer common stock at that time, or, at the recipient's election, will convert at the time of the recipient's retirement or other termination of employment.

NOTE 13 - The pro forma combined statement of earnings for the six months ended March 31, 2000 presents the combined results of Energizer's operations assuming the spin-off had occurred as of October 1, 1999. Such statement of earnings has been prepared by adjusting the historical statement of earnings to indicate the effect of estimated costs and expenses and the recapitalization associated with the spin-off.

The pro forma combined balance sheet at March 31, 2000 presents the combined financial position of Energizer, assuming the distribution had occurred at that date. Such balance sheet has been prepared by adjusting the historical balance sheet for the effect of changes in assets, liabilities and capital structure associated with the distribution.

The pro forma financial statements may not necessarily reflect the combined results of operations or financial position that would have existed had the spin-off been effected on the dates specified nor are they necessarily indicative of future results.

                                ENERGIZER HOLDINGS, INC.
                                ------------------------
                       Pro Forma Combined Statement of Earnings
                       ----------------------------------------
                            Six Months Ended March 31, 2000
                            -------------------------------
                 (In  millions  except  per  share  data  -  unaudited)
                  ------------------------------------------------------

                                                                 ADJUSTMENTS
                                                                  RELATED TO
                                                   HISTORICAL    DISTRIBUTION    PRO FORMA
                                                   ------------  --------------  -----------
Net Sales                                          $   1,033.5                   $1,033.5
Costs and Expenses
        Cost of products sold                            514.8                      514.8
        Selling, general and administrative              194.8          4.0 (a)     198.8
                                                             -          0.8 (b)
                                                             -         (0.8)(c)
        Advertising and promotion                        101.5                      101.5
        Research and development                          26.1                       26.1
        Costs related to spin-off                          5.5                        5.5
        Loss on disposition of Spanish affiliate          15.7                       15.7
        Provisions for restructuring                         -                          -
        Interest                                           5.5         17.1 (d)      22.6
                                                   ------------  --------------  -----------
                                                         863.9         21.1         885.0
                                                   ------------  --------------  -----------

Earnings from continuing operations
        before income taxes                              169.6        (21.1)        148.5
Income taxes                                             (49.2)       (23.4)(e)     (64.2)
                                                             -          8.4 (f)         -
                                                   ------------  --------------  ---------
Earnings from continuing operations                $     120.4   $    (36.1)     $   84.3
                                                   ============  ==============  =========


Earnings per share from continuing operations (g)                               $    0.87
                                                                                 =========
Weighted average shares of common stock (g)                                         96.7
                                                                                 =========

(a)  To reflect the incremental costs associated with becoming a stand-alone company including board of director costs, stock exchange registration fees, shareholder record keeping services, external financial reporting, treasury services, tax planning and compliance, certain legal expenses and compensation planning and administration.
(b)  To  adjust  pension  income  on  plan  assets  transferred  to  Energizer plans upon the spin-off.
(c)  To  eliminate  expense  of  certain  post  retirement  benefits  to  be  retained  by  Ralston.
(d)  To reflect the increase in interest expense associated with debt levels assigned to Energizer upon the spin-off.  The  adjustment  reflects  an  average interest rate of 6.7% for $67.0 of incremental notes payable and 7.2% for $411.0 of incremental long-term debt.  Approximately $303.0 of the incremental debt has a variable interest rate.  A 1/8% variation in the interest rate would change interest expense by  $.2.
(e)   To  reflect  taxes  as  if  Energizer  was  a  single,  stand-alone  U.S.  taxpayer.
(f)  To  reflect  tax  effect  of  the  above  pro  forma  adjustments.
(g)  The number of shares used to compute earnings per share is based on the weighted average number of basic shares of Ralston stock outstanding during the six months ended March 31, 2000, adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock.



                            ENERGIZER HOLDINGS, INC.
                            ------------------------
                        Pro Forma Combined Balance Sheet
                        --------------------------------
                              As of March 31, 2000
                              --------------------
                    (Dollars  in  millions  -  unaudited)
                     -------------------------------------


                                                            ADJUSTMENTS
                                                             RELATED TO
                                              HISTORICAL    DISTRIBUTION    PRO FORMA
                                              ------------  --------------  -----------
ASSETS
Current Assets
     Cash and cash equivalents                $      18.1   $               $      18.1
     Trade receivables, net                         356.7                         356.7
     Inventories                                    411.9                         411.9
     Other current assets                            93.3                          93.3
                                              ------------  --------------  -----------
        Total Current Assets                        880.0                         880.0
                                              ------------  --------------  -----------

Investments and Other Assets                        326.3          91.1 (a)       402.9
                                                                  (14.5)(b)
Net Investment in Discontinued Operations               -                            -


Property at Cost                                  1,005.9               -       1,005.9
Accumulated Depreciation                            536.2               -         536.2
                                              ------------  --------------  -----------
                                                    469.7               -         469.7
                                              ------------  --------------  -----------
        Total                                 $   1,676.0   $        76.6   $   1,752.6
                                              ============  ==============  ===========

LIABILITIES AND NET INVESTMENT
 IN ENERGIZER
Current Liabilites
        Current maturities of long-term debt          0.3               -           0.3
        Notes payable                               185.8               -         185.8
        Accounts payable                            123.8               -         123.8
        Other current liabilities                   214.6               -         214.6
                                              ------------  --------------  -----------
        Total Current Liabilities                   524.5             0.0         524.5
                                              ------------  --------------  -----------

Long-Term Debt                                      412.4           (3.5)(c)      408.9
Other Liabilities                                    20.9          111.0 (d)      131.9
Net Investment in Energizer                         718.2         (718.2)(e)          -
Shareholders Equity                                                687.3 (e)      687.3
                                              ------------  --------------  -----------
        Total                                 $   1,676.0   $        76.6   $  1,752.6
                                              ============  ==============  ==========


(a)  To  reflect  net  pension  asset  to be included in Energizer Pension Plans following the spin-off.
(b)  To  reflect  deferred  tax  effect  of  other  pro  forma  adjustments.
(c)  To  reflect  debt  level  immediately  following  the  spin-off.
(d) To reflect post-retirement benefit and deferred compensation liabilities immediately after the  spin-off.
(e)  To  reflect  the  elimination  of  Ralston's  investment in Energizer and the issuance of
Energizer  stock.

NOTE 14 - The following table summarizes the pro forma results of operations for the most recent six quarters as if the spin-off had occurred at the beginning of such periods. Such statements have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the spin-off been effected as of the dates indicated. These pro forma financial statements may not necessarily reflect the consolidated results of operations that would have existed had the spin-off occurred on the dates indicated. The sum of earnings per share by quarter, which is calculated on average shares outstanding for each quarter, may not equal the year-to-date total, which is calculated on average shares outstanding for the year-to-date period.




PRO  FORMA  RESULTS  OF  OPERATIONS

FISCAL 2000                                  QTR 1     QTR 2
                                               2000     2000
                                             -------  -------

Net sales                                    $673.6   $359.9

Cost of products sold                         322.2    192.6
Selling, general and administrative            97.6    101.2
Advertising and promotion                      67.6     33.9
Research and development                       11.9     14.2
Costs related to spin-off                         -      5.5
Loss on disposition of Spanish
affiliate                                         -     15.7
Interest Expense                               11.5     11.1
                                             -------  -------
                                              510.8    374.2
Earnings (loss) from continuing
operations before income taxes                162.8    (14.3)
Income Taxes                                  (63.6)    (0.6)
                                             -------  -------
Earnings (loss)from continuing
operations (a)                               $ 99.2   $(14.9)
                                             =======  =======

Earnings per share:

Earnings (loss) from continuing operations   $ 1.02   $(0.16)
                                             =======  =======


(a) Earnings (loss) from continuing operations include the following after-tax unusual items:




After-tax unusual items
Costs related to spin-off                    $ -      $ (3.3)
                                             ----     -------
Loss on disposition of Spanish
affiliate                                    $ -      $(15.7)
                                             ----     -------

Earnings per share
Costs related to spin-off                    $ -       $(0.04)
                                             ----     -------
Loss on disposition of Spanish
affiliate                                    $ -       $(0.16)
                                             ----     -------





FISCAL 1999                             QTR 1    QTR 2    QTR 3    QTR 4    YEAR
                                        1999     1999     1999     1999     1999
                                      -------  -------  -------  -------  ---------

Net sales                             $582.4   $405.7   $399.2   $485.0   $1,872.3

Cost of products sold                  305.1    221.7    216.1    255.0      997.9
Selling, general and administrative    101.7    100.8     91.3    107.1      400.9
Advertising and promotion               59.0     33.3     34.5     37.5      164.3
Research and development                11.0     12.6     12.3     12.6       48.5
Restructuring provisions (reversals)     6.1     (0.1)     8.9     (7.1)       7.8
Interest expense                        12.0      9.9     11.4     11.2       44.5
                                      -------  -------  -------  -------  ---------
                                       494.9    378.2    374.5    416.3    1,663.9
Earnings from continuing operations
      before taxes                      87.5     27.5     24.7     68.7      208.4
Income taxes                           (39.2)   (12.0)   (12.9)   (27.4)     (91.5)
                                      -------  -------  -------  -------  ---------
Earnings from continuing operations
 (b)                                  $ 48.3   $ 15.5   $ 11.8   $ 41.3   $  116.9
                                      =======  =======  =======  =======  =========

Earnings per share:
Earnings from continuing operations   $ 0.49   $ 0.15   $ 0.12   $ 0.40   $   1.14
                                      =======  =======  =======  =======  =========


(b)  Earnings  from  continuing  operations include the following after-tax unusual items:




Restructuring reversals (provisions)  $ (6.2)  $ 0.1    $ (8.5)   $ 6.3   $  (8.3)
                                      =======   ====    =======   =====   =========
Earnings per share                    $(0.06)  $  -     $ (0.08)  $0.06   $  (0.08)
                                      =======   ====    =======   =====   =========

PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits  Required  by  Item  601  of  Regulation  S-K

     (i) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

          2     Agreement  and  Plan  of  Reorganization
          3(i) Articles of Incorporation of Energizer Holdings, Inc. 3(ii) By-Laws of Energizer Holdings, Inc.
          4     Rights  Agreement  between  Energizer Holdings, Inc. and
                Continental Stock Transfer & Trust Company, as Rights Agent
         10(i)  Debt  Assignment,  Assumption  and Release Agreement by and
                among Ralston Purina Co., Energizer Holdings, Inc. and Bank
                One, N.A.

        10(ii) 364-Day Credit Agreement between Ralston Purina Company and Bank One, N.A.

       10(iii) 5-Year Revolving Credit Agreement between Ralston Purina Company and Bank One, N.A.

        10(iv)  Energizer Holdings, Inc. Private Placement Note Purchase
                Agreement

         10(v) Asset Securitization Receivable Purchase Agreement between Energizer Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A.

        10(vi)  Bridge Loan Agreement No. 1

       10(vii)  Bridge  Loan  Agreement  No.  2

      10(viii)  Tax  Sharing  Agreement

        10(ix)  Bridging  Agreement

         10(x)  Lease  Agreement

        10(xi)  Intellectual Property Agreement

       10(xii)  Energizer Holdings, Inc. Incentive Stock Plan

      10(xiii)  Energizer Holdings, Inc. Non-Qualified Deferred Compensation
                Plan

       10(xiv)  Form of Change of Control Employment Agreements

        10(xv) Form of Indemnification Agreements with Executive Officers and Directors

       10(xvi)  Executive  Savings  Investment  Plan

      10(xvii)  Executive  Health  Insurance  Plan

     10(xviii)  Executive  Long  Term  Disability  Plan

       10(xix)  Financial  Planning  Plan

        10(xx)  Executive Group Personal Excess Liability Insurance Plan

       10(xxi)  Executive Retiree Life Plan

      10(xxii)  Supplemental Executive Retirement Plan

     10(xxiii)  Form of Retention Letter

(ii)  The  following  exhibits  (listed  by numbers corresponding to the Exhibit
Table  of  Item  601  in  Regulation  S-K)  are  filed  with  this  report.

               27     Financial  Data  Schedule

(b)     Reports  on  Form  8-K

A Current Report on Form 8-K dated April 25, 2000, was filed to set forth a cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, with respect to forward-looking statements which may be made by the Company.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ENERGIZER  HOLDINGS,  INC.
-----------------------------------------
Registrant



By: /s/ Daniel E. Corbin, Jr.
     Daniel E. Corbin, Jr.
     Executive Vice President, Finance
     and Control



Date:  May  15,  2000

EXHIBIT  INDEX
----------------------


     EX-27 Financial Data Schedule for Second Quarter 2000 (provided electronically)