Form 10-Q
period 2000-06-30
ENERGIZER HOLDINGS INC
filed 2000-08-10
CIK 1096752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

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

                         YES:   X     NO:  _____
                              -----

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 4, 2000.

                                       95,552,711
                                    ------------------



PART  I  -     FINANCIAL  INFORMATION



                                     ENERGIZER HOLDINGS, INC.
                                  COMBINED STATEMENT OF EARNINGS
                                           (CONDENSED)
                                 (DOLLARS IN MILLIONS--UNAUDITED)


                                                             QUARTER ENDED    NINE MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                             2000     1999     2000       1999
                                                             ----     ----     ----       ----

Net Sales                                                  $402.8   $399.2   $1,436.3   $1,387.3
                                                           -------  -------  ---------  ---------

Costs and Expenses
  Cost of products sold                                     205.9    216.1      720.7      742.9
  Selling, general and administrative                        91.0     90.5      285.8      291.6
  Advertising and promotion                                  40.9     34.5      142.4      126.8
  Research and development                                   11.5     12.3       37.6       35.9
  Costs related to spin-off                                     -        -        5.5          -
  Loss on disposition of Spanish affiliate                      -        -       15.7          -
  Provisions for restructuring                                  -      8.9          -       14.9
  Interest expense                                           10.7      2.2       16.2        5.7
                                                           -------  -------  ---------  ---------
                                                            360.0    364.5    1,223.9    1,217.8
                                                           -------  -------  ---------  ---------

Earnings from Continuing Operations before Income Taxes      42.8     34.7      212.4      169.5

Income Taxes                                                (19.6)   (13.0)     (68.8)     (71.0)
                                                           -------  -------  ---------  ---------

Earnings from Continuing Operations                          23.2     21.7      143.6       98.5

Net Loss from Discontinued Operations                           -        -          -       (5.6)

Net Gain (Loss) on Disposition of Discontinued Operations       -        -        1.2      (74.2)
                                                           -------  -------  ---------  ---------

Net Earnings                                               $ 23.2   $ 21.7   $  144.8   $   18.7
                                                           =======  =======  =========  =========


Basic and Diluted Earnings Per Share                       $ 0.24
                                                           =======


                    See accompanying Notes to Condensed Financial Statements.


                             ENERGIZER HOLDINGS, INC.
                              COMBINED BALANCE SHEET
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS - UNAUDITED)


                                                               JUNE 30,  SEPTEMBER 30,
                                                                 2000       1999
                                                              ---------  --------
ASSETS

Current Assets
  Cash and cash equivalents                                   $   21.8   $   27.8
  Trade receivables, less allowance for doubtful
    accounts of $15.5 and $19.3, respectively                    180.3      441.9
  Inventories
    Raw materials and supplies                                    64.4       74.0
    Work in process                                              103.6       80.5
    Finished products                                            292.5      228.5
                                                              ---------  --------
      Total Inventory                                            460.5      383.0
  Other current assets                                           239.4      121.3
                                                              ---------  --------
    Total Current Assets                                         902.0      974.0
                                                              ---------  --------

Investments and Other Assets                                     388.9      319.7

Net Investment in Discontinued Operations                            -       67.2

Property at Cost                                               1,010.9    1,010.1
  Accumulated depreciation                                       541.7      537.3
                                                              ---------  --------
                                                                 469.2      472.8
                                                              ---------  --------
      Total                                                   $1,760.1   $1,833.7
                                                              =========  ========


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt                        $      -   $    0.3
  Notes payable                                                  147.2      118.5
  Accounts payable                                               115.9      128.6
  Other current liabilities                                      232.4      248.5
                                                              ---------  --------
    Total Current Liabilities                                    495.5      495.9

Long-Term Debt                                                   407.0        1.9

Other Liabilities                                                149.9       23.0

Shareholders Equity

  Common Stock                                                     1.0          -
  Additional Paid in Capital                                     783.9          -
  Retained Earnings                                               23.2          -
  Accumulated Other Comprehensive Income                        (100.4)         -
  Net Investment in Energizer                                        -    1,312.9
                                                              ---------  --------
    Total Shareholders Equity                                    707.7    1,312.9
                                                              ---------  --------
      Total                                                   $1,760.1   $1,833.7
                                                              =========  ========

            See accompanying Notes to Condensed Financial Statements.



                              ENERGIZER HOLDINGS, INC.
                          COMBINED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                     (CONDENSED)
                          (DOLLARS IN MILLIONS - UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                     2000      1999
                                                                  --------  --------
CASH FLOW FROM OPERATIONS
  Net earnings                                                    $ 144.8   $  18.7
  Net (income) loss from discontinued operations                     (1.2)     79.8
  Loss on disposition of Spanish affiliate                           15.7         -
  Sale of accounts receivable                                        84.3         -
  Non-cash items included in income                                  60.1     120.7
  Changes in assets and liabilities used in operations              (76.3)      6.0
  Other, net                                                         (4.3)     (6.7)
                                                                  --------  --------
    Cash flow from continuing operations                            223.1     218.5
    Cash flow from discontinued operations                           54.7       7.0
                                                                  --------  --------
      Net cash flow from operations                                 277.8     225.5
                                                                  --------  --------

CASH FLOW FROM INVESTING ACTIVITIES
  Property additions                                                (50.1)    (51.2)
  Proceeds from sale of OEM business                                 20.0         -
  Proceeds from sale of Spanish affiliate                             1.4         -
  Proceeds from sale of property                                      1.8       5.2
  Other, net                                                         (5.4)     (0.8)
                                                                  --------  --------
    Cash used by investing activities - continuing operations       (32.3)    (46.8)
    Cash used by investing activities - discontinued operations      (0.7)     (2.5)
                                                                  --------  --------
      Net cash used by investing activities                         (33.0)    (49.3)
                                                                  --------  --------

CASH FLOW FROM FINANCING ACTIVITIES
    Net cash proceeds from issuance of long-term debt               407.0       1.0
    Principal payments on long-term debt (including current
      maturities)                                                  (412.7)    (13.5)
    Net (decrease)increase in notes payable                         (34.2)      8.4
    Net transactions with Ralston                                  (210.7)   (189.2)
                                                                  --------  --------
      Net cash used by financing activities                        (250.6)   (193.3)
                                                                  --------  --------

Effect of Exchange Rate Changes on Cash                              (0.2)      1.4
                                                                  --------  --------

Net Decrease in Cash and Cash Equivalents                            (6.0)    (15.7)

Cash and Cash Equivalents, Beginning of Period                       27.8      49.1
                                                                  --------  --------
Cash and Cash Equivalents, End of Period                          $  21.8   $  33.4
                                                                  ========  ========


Non-Cash Transactions:
  Debt assigned by Ralston                                        $ 478.0   $     -
                                                                  ========  ========


              See accompanying Notes to Condensed Financial Statements.

                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                        (DOLLARS IN MILLIONS - UNAUDITED)


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

NOTE 3 - The current nine-month results include pre-tax spin costs of $5.5 related to one-time costs incurred by Energizer as a result of the spin-off.
These costs include legal fees, charges related to vesting of certain compensation benefits, expenses incurred to separate certain employee benefit plans, etc. Total spin related costs were $3.3 on an after-tax basis.

NOTE 4 - The current nine-month results include a non-cash loss of $15.7 related to the sale of Energizer's Spanish affiliate. Capital loss tax benefits recognized by Ralston related to the Spanish sale were $24.4 and are included in the historical basis financial statements.

NOTE 5 - During the quarter ended June 30, 1999, Energizer recorded net after-tax and pre-tax provisions for restructuring of $8.5 and $11.0, respectively. During the nine-month period ended June 30, 1999, Energizer recorded net after-tax and pre-tax provisions for restructuring of $14.6 and $17.0, respectively. Of these pre-tax charges, $2.1 related to inventory write-downs and is classified as cost of products sold in the combined statement of earnings. The remaining charges were primarily termination benefits associated with a 1997 alkaline and carbon zinc production restructuring plan for Europe. Capital loss tax benefits of $3.3 associated with prior restructuring activities are included in the prior quarter and nine-month results.

During the nine month period ended June 30, 2000, approximately 180 employees were terminated in connection with restructuring accruals established in prior years. Except for disposition of certain assets held for disposal, substantially all actions associated with the 1997 and 1999 restructuring plans have been completed as of June 30, 2000. Activities impacting the restructuring reserve during the nine month period ended June 30, 2000, are presented in the following table:


                     Beginning  Provision/              Ending
                      Balance   Reversals   Activity    Balance
                      --------  ----------  ----------  --------
1995 Plan
Other Cash Costs      $     .8  $        -  $    (0.8)  $      -
Total                       .8           -       (0.8)         -
                      --------  ----------  ----------  --------

1996 PLAN
Other Cash Costs            .8           -          -         .8
Total                       .8           -          -         .8
                      --------  ----------  ----------  --------


1997 PLAN
Termination Benefits       4.1           -       (4.1)         -
Other Cash Costs           1.3           -          -        1.3
Total                      5.4           -       (4.1)       1.3
                      --------  ----------  ----------  --------

1998 PLAN
Termination Benefits       1.6           -       (1.6)         -
Other Cash Costs           2.0           -       (0.2)       1.8
Total                      3.6           -       (1.8)       1.8
                      --------  ----------  ----------  --------

1999 PLAN
Termination Benefits        .7           -       (0.7)         -
Total                       .7           -       (0.7)         -
                      --------  ----------  ----------  --------

     Grand Total      $   11.3  $        -  $    (7.4)  $    3.9
                      ========  ==========  ==========  ========

NOTE 6 - Energizer's operations are managed via four major geographic areas - North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information disclosed below. Segment performance is evaluated based on operating profit, exclusive of general corporate expenses, research and development expenses, restructuring charges and amortization of goodwill and intangibles. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

Intersegment sales are generally valued at market-based prices and represent the difference between total sales and external sales as presented in the table below. Segment profitability includes profit on these intersegment sales.




                                 FOR THE QUARTER ENDED JUNE 30,
                                      2000            1999
                                     ------          ------
                                TOTAL   EXTERNAL  TOTAL    EXTERNAL
Net Sales                       SALES     SALES   SALES     SALES
                                --------  -----  -------    ------
North America                    $258.8  $229.3   $243.9    $215.9
Asia Pacific                      112.9    91.4    102.0      92.5
Europe                             58.2    54.4     63.7      62.2
South and Central America          31.3    27.7     31.1      28.6
                                          -----             ------
               Total Net Sales           $402.8             $399.2
                                         ======             ======




                                 FOR THE NINE MONTHS ENDED JUNE 30,
                                      2000               1999
                                     ------             ------
                                TOTAL     EXTERNAL   TOTAL     EXTERNAL
Net Sales                       SALES      SALES     SALES      SALES
                                --------   -----    -------     ------
North America                   $  890.5  $  812.5  $820.7    $742.8
Asia Pacific                       359.5     306.3   324.3     293.7
Europe                             224.2     219.5   252.0     249.4
South and Central America          110.6      98.0   114.6     101.4
                                           -------           -------
               Total Net Sales            $1,436.3          $1,387.3
                                          ========          ========




                                          FOR THE QUARTER ENDED JUNE 30,
                                                    2000     1999
                                                    ----     ----
OPERATING PROFIT BEFORE UNUSUAL ITEMS AND
 AMORTIZATION
     North America                                   $ 59.1   $ 51.3
     Asia Pacific                                      24.9     21.8
     Europe                                            (3.2)    (0.6)
     South and Central America                         (0.4)     1.6
                                                     -------  -------
          TOTAL SEGMENT PROFITABILITY                  80.4     74.1
     General Corporate Expenses                        (8.5)   (10.6)
     Research and Development Expense                 (11.5)   (12.3)
                                                     -------  -------
          Operating Profit before Unusual Items and
              Amortization                             60.4     51.2
     Restructuring Charges                                -    (11.0)
     Amortization                                      (5.8)    (6.1)
     Interest and Other Financial Items               (11.8)     0.6
                                                     -------  -------
          Total Earnings  Before Income Taxes        $ 42.8   $ 34.7
                                                     =======  =======




                                         FOR THE NINE MONTHS ENDED JUNE 30,
                                                       2000     1999
                                                       ----     ----
OPERATING PROFIT BEFORE UNUSUAL ITEMS AND
 AMORTIZATION

     North America                                   $229.4   $198.8
     Asia Pacific                                      85.6     69.8
     Europe                                             5.7     (0.3)
     South and Central America                          9.0      9.8
                                                     -------  -------
          TOTAL SEGMENT PROFITABILITY                 329.7    278.1
     General Corporate Expenses                       (26.6)   (33.0)
     Research and Development Expense                 (37.6)   (35.9)
                                                     -------  -------
          Operating Profit before Unusual Items and
              Amortization                            265.5    209.2
     Costs related to spin-off                         (5.5)       -
     Loss on disposition of Spanish affiliate         (15.7)       -
     Restructuring Charges                                -    (17.0)
     Amortization                                     (18.1)   (18.6)
     Interest and Other Financial Items               (13.8)    (4.1)
                                                     -------  -------
          Total Earnings from Continuing Operations
          Before Income Taxes                        $212.4   $169.5
                                                     =======  =======

NOTE 7 - In 1999, Energizer adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accumulated other comprehensive income is included in Net Investment in Energizer in the September 30, 1999 combined balance sheet. The components of total comprehensive income for the quarter ended June 30, 2000 and 1999 are shown in the following table:



                                                     Quarter Ended June 30,
                                                         2000     1999
                                                         ----     ----
Net earnings                                            $ 23.2   $21.7
Other comprehensive income items:
    Foreign currency translation adjustments             (15.8)    2.8
                                                        -------  -----
Total comprehensive income                              $  7.4   $24.5
                                                        =======  =====

The components of total comprehensive income for the nine months ended June 30, 2000 and 1999 are shown in the following table:



                                                    Nine Months Ended June 30,
                                                          2000     1999
                                                          ----     ----
Net earnings                                             $144.8   $18.7
Other comprehensive income items:
    Foreign currency translation adjustments              (26.9)    4.9
    Write-off translation balance of disposed affiliate     9.7       -
                                                         ------- ------
Total comprehensive income                               $127.6   $23.6
                                                         =======  =====


NOTE 8 - Discontinued operations consist of Energizer's worldwide rechargeable Original Equipment Manufacturers' (OEM) business, which was sold to Moltech Corporation for approximately $20.0 on November 1, 1999. The OEM business is accounted for as a discontinued operation in Energizer's combined financial statements. The current nine-month results include after-tax income of $1.2 related to the final settlement of the sale transaction. The prior year nine month results include a net loss from discontinued operations of $5.6 and a net loss on disposition of discontinued operations of $74.2.

NOTE 9 - Immediately prior to the spin-off, Ralston borrowed $478.0 through several interim funding facilities and assigned all repayment obligations of those facilities to Energizer. In April and May, 2000, Energizer entered into separate financing agreements and repaid the interim funding facilities. Energizer's financing agreements include the following: private placement notes of $175.0 with maturities of 3 to 10 years; borrowings of $232.0 under revolving credit facilities, generally with 5 year maturities; an agreement to sell domestic trade receivables as discussed below; and other short-term borrowings. The average interest rate on the short-term and long-term debt is approximately 7.3% and 7.8%, respectively. Approximately $220.0 of the long-term debt has a variable interest rate. The interest rates on the long-term debt range from 7.3% up to 8.0%. Energizer maintains total committed debt facilities of $750.0, of which $343.0 remained available as of June 30, 2000. Under the terms of the facilities, the ratio of Energizer's total indebtedness to its EBITDA cannot be greater than 3:1 and the ratio of its EBIT to total interest expense must exceed 3:1.

Energizer entered into an agreement to sell, on an ongoing basis, a pool of domestic trade accounts receivable to a wholly owned bankruptcy-remote subsidiary of Energizer. The subsidiary qualifies as a Special Purpose Entity
(SPE), under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The SPE's sole purpose is the acquisition of receivables from Energizer and the sale of its interests in the receivables to a multi-seller receivables securitization company. The SPE is not consolidated for financial reporting purposes. Energizer's investment in the SPE is classified as Other Current Assets on the Consolidated Balance Sheet as disclosed in Note 10 below.

As of June 30, 2000, Energizer has sold $211.5 of outstanding accounts receivable to the SPE. The SPE has sold the receivables to an unrelated third party for $84.3 in cash and a subordinated retained interest in the remaining $127.2 of receivables. The net proceeds of the transaction were used to reduce various short-term debt instruments. The proceeds are reflected as operating cash flows in the Company's Consolidated Statement of Cash Flows.


NOTE  10  -  Other  Current  Assets  consist  of  the  following:



                                                          June 30, September 30,

                                                             2000      1999
                                                           ------     ------
Retained interests in Energizer Receivables Funding Corp.  $127.2     $   -
Miscellaneous receivables                                    33.4       52.7
Other current assets                                         78.8       68.6
                                                           ------     ------
                                                           $239.4     $121.3
                                                           ======     ======

NOTE  11  -  Investments  and  Other  Assets  consist  of  the  following:



                                                          June 30, September 30,

                                                             2000      1999
                                                           ------     ------
Goodwill                                                   $177.1     $205.0
Other intangible assets                                      85.2       94.4
Pension asset                                                99.6         -
Deferred charges and other assets                            27.0       20.3
                                                           ------     ------
                                                           $388.9     $319.7
                                                           ======     ======



The increase in pension asset reflects the net pension assets transferred in connection with the spin off from Ralston's pension plans to Energizer pension plans.


NOTE  12  -  Other  Liabilities  consist  of  the  following:


                                                          June 30, September 30,
                                                             2000      1999
                                                           ------     ------
Postretirement benefits liability                          $ 87.3      $  -
Other non-current liabilities                                62.6       23.0
                                                           ------     ------
                                                           $149.9      $23.0
                                                           ======      =====



The increase in postretirement benefit reflects the transfer of certain post retirement medical and life insurance benefit liabilities from Ralston to Energizer in connection with the spin off. The increase in other non-current liabilities reflects the transfer of certain deferred compensation, pension plan and deferred tax liabilities from Ralston to Energizer in connection with the spin off.


NOTE 13 - On May 8, 2000, Energizer's Board of Directors approved the grant of a total of 6,365,000 non-qualified stock options to key employees and directors of the Company, under the terms of the 2000 Incentive Stock Plan. The options, which vest periodically over the next five years, were granted with an exercise price of $17 per share, the closing price of the Energizer common stock on the date of grant. In addition, the Board of Directors approved the grant of up to 625,000 restricted stock equivalents to a group of key employees and directors upon their purchase of an equal number of shares of Energizer common stock within a specified period. Such grants, when made, will also be pursuant to the terms of the 2000 Incentive Stock Plan. The restricted stock equivalents will vest three years from their respective dates of grant and will convert into unrestricted shares of Energizer common stock at that time, or, at the recipient's election, will convert at the time of the recipient's retirement or other termination of employment.

NOTE 14 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended June 30, 2000. The historical basis financial statements for the quarter ended June 30, 1999 and the nine month periods ended June 30, 2000 and June 30, 1999 reflect periods during which Energizer's business was operated as a business segment of Ralston. As such, earnings per share data does not provide meaningful information about the results of operations of Energizer for such periods.



                                                   Quarter ended
                                                      June 30,
                                                        2000
                                                        ----

Numerator
  Numerator for basic earnings per share -
    Net earnings                                     $    23.2
  Effect of dilutive securities                             -
                                                     ---------

  Numerator for dilutive earnings per share -
    Net earnings                                     $    23.2
                                                     =========

Denominator
  Denominator for basic earnings per share -
    Weighted average shares                               95.6
                                                     =========

  Effect of dilutive securities
    Stock Options                                          0.1
    Restricted Stock Equivalents                           0.2
                                                     ---------
                                                           0.3

  Denominator for dilutive earnings per share -
    Weighted-average shares and assumed conversions       95.9
                                                     =========

Basic earnings per share                             $    0.24
                                                     =========

Diluted earnings per share                           $    0.24
                                                     =========

NOTE 15 - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and Statement of Financial Accounting Standards No. 138 ("FAS 138"), an amendment of FASB Statement No.
133. The Statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Statements establish accounting and reporting standards for derivative financial instruments. The Statement requires recognition of derivatives in the statement of financial position, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company is currently evaluating the impact of FAS 133.

NOTE 16 - The pro forma combined statement of earnings for the nine months ended June 30, 2000 presents the combined results of Energizer's operations assuming the spin-off had occurred as of October 1, 1999. Such statement of earnings has been prepared by adjusting the historical statement of earnings to indicate the effect of estimated costs and expenses and the recapitalization associated with the spin-off.

The pro forma statement of earnings may not necessarily reflect the combined results of operations that would have existed had the spin-off been effected on the dates specified nor are they necessarily indicative of future results.

                                     ENERGIZER HOLDINGS, INC.
                                     ------------------------
                             Pro Forma Combined Statement of Earnings
                             ----------------------------------------
                                 Nine Months Ended June 30, 2000
                                 -------------------------------
                         (In millions except per share data - unaudited)
                         -----------------------------------------------

                                                                 ADJUSTMENTS
                                                                 RELATED TO
                                                   HISTORICAL    DISTRIBUTION    PRO FORMA
                                                   ------------  --------------  -----------
Net Sales                                          $   1,436.3   $           -   $   1,436.3
Costs and Expenses
        Cost of products sold                            720.7               -         720.7
        Selling, general and administrative              285.8             4.0(a)      289.8
                                                                           0.8(b)
                                                                          (0.8)(c)
        Advertising and promotion                        142.4               -         142.4
        Research and development                          37.6               -          37.6
        Costs related to spin-off                          5.5               -           5.5
        Loss on disposition of Spanish affiliate          15.7               -          15.7
        Interest                                          16.2            17.1(d)       33.3
                                                   ------------  --------------  -----------
                                                       1,223.9            21.1       1,245.0
                                                   ------------  --------------  -----------

Earnings from continuing operations
            before income taxes                          212.4           (21.1)        191.3

Income taxes                                             (68.8)          (23.4)(e)  (83.8)
                                                                           8.4 (f)
                                                   ------------  --------------  -----------
Earnings from continuing operations                $     143.6   $       (36.1)  $     107.5
                                                   ============  ==============  ===========


Earnings per share from continuing operations (g)                                $      1.11
                                                                                 ===========
Weighted average shares of common stock (g)                                             96.3
                                                                                 ===========

(a)  To reflect the incremental costs associated with becoming a stand-alone company including board of director  costs,  stock  exchange  registration fees, shareholder record keeping services, external  financial reporting, treasury services, tax planning and compliance, certain  legal expenses and compensation planning  and  administration.
(b)  To adjust pension income on plan assets transferred to Energizer plans upon the spin-off.
(c)  To eliminate expense of certain post retirement benefits to be  retained  by  Ralston.
(d)  To reflect  the increase in interest expense associated with debt levels assigned to Energizer upon  the spin-off.  The  adjustment reflects an average interest rate of 6.7% for $67.0 of incremental notes  payable and  7.2% for $411.0 of incremental long-term debt.  Approximately
     $303.0 of the incremental debt has  a variable interest rate.  A  1/8%  variation  in  the interest rate would change interest expense  by  $.2.
(e)  To  reflect  taxes  as  if  Energizer  was  a  single,  stand-alone  U.S.  taxpayer.
(f)  To  reflect  tax  effect  of  the  above  pro  forma  adjustments.
(g)  The number of shares used to compute earnings per share is based on the weighted average number  of  basic  shares  of  Ralston  stock  outstanding  during  the  six  months ended
     March 31, 2000 (adjusted  for the distribution of one share of Energizer stock for each three shares of Ralston stock), and the  weighted average  number of shares of Energizer stock outstanding from April 1, 2000 to June 30, 2000.

                             ENERGIZER HOLDINGS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


BUSINESS  OVERVIEW
     Primary battery category sales grew strongly for the nine months ended June 30, 2000, particularly in the U.S., reflecting continuing electronic device growth, retail promotional emphasis and Y2K preparedness demand. For the quarter, category growth was below historical levels reflecting continued effects of consumer stockpiling in late 1999. A.C. Nielsen measured the U.S. alkaline battery market up 14% for the nine months and up 6% for the quarter ended June 30, 2000.

OPERATING  RESULTS
     Net earnings for the nine months ended June 30, 2000 were $144.8 compared to $18.7 for the nine months ended June 30, 1999. Current year net earnings include a net gain on disposition of discontinued operations of $1.2 related to the final settlement of the sale of discontinued operations. Prior year results include a net loss from discontinued operations of $5.6 and a net loss on disposition of discontinued operations of $74.2. Discontinued operations results are related to the Original Equipment Manufacturers' (OEM) rechargeable battery business sold on November 1, 1999, as discussed below.

     Earnings from continuing operations were $143.6 for the current nine months compared to $98.5 in the prior year nine months. Included in the current nine months earnings from continuing operations are one-time after-tax spin-off costs of $3.3, a pre-tax loss of $15.7 on the disposition of Energizer's Spanish affiliate and related capital loss tax benefits of $24.4. Earnings from continuing operations for the nine months last year include pre-tax and after-tax provisions for restructuring of $17.0 and $14.6, respectively, and capital loss tax benefits of $3.3. Excluding these items, earnings from continuing operations would have been $138.2 compared to $109.8 last year, an increase of 26%.

     For the quarter ended June 30, 2000, net earnings were $23.2 compared to net earnings of $21.7 for the same quarter in 1999. Net earnings for the prior year third quarter include after-tax restructuring charges of $8.5 and capital loss tax benefits of $3.3. Earnings from continuing operations, before the unusual items discussed above, decreased $3.7, or 14%, for the quarter on higher interest expense reflecting incremental debt assumed immediately before the spin off. As part of the spin-off from Ralston Purina Company, Ralston borrowed $478.0 in bank debt. The repayment obligation of this debt was assigned to Energizer resulting in an after-tax increase in interest expense of approximately $5.0 in the current quarter compared to the same quarter last year.

     Net sales for the nine months ended June 30, 2000 increased $49.0, or 4%, as a 9% increase in North America and a 4% increase in the Asia Pacific region were partially offset by a 12% decline in Europe, reflecting currency devaluation. Sales in the North America and Asia Pacific segments for the quarter ended December 31, 1999 benefited from significantly higher demand driven by Y2K preparedness concerns and increased market share in key countries. For the quarter ended June 30, 2000, sales increased $3.6, or 1%, with North American increases partially offset by declines in other world areas as described in the Segment Results section below.

     Gross margin for the current nine months and quarter increased $71.2 and $13.8, respectively, benefiting from higher sales and lower production costs. Gross margin percentage increased from 46.4% in the nine months last year to 49.8% this year. For the quarter, gross margin percentage improved from 45.9% to 48.9%.

SEGMENT  RESULTS
     Operations are managed via four major geographic areas--North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information, as included in the tables in
Note 6 to the Combined Financial Statements for the quarter and nine-month periods ended June 30, 2000 and June 30, 1999, respectively.

 North  America
     Net sales to customers for North America increased $69.7, or 9%, for the current nine months. Volume increases accounted for $88.6 of the sales increase, partially offset by unfavorable pricing and product mix. Significant volume gains in the first quarter driven by strong Y2K preparedness buying and retail promotional emphasis were eroded by declines in the second and third quarter as retail customers worked through remaining stocks from accelerated first quarter buying.

     For the quarter, sales increased $13.4, or 6%, primarily on incremental sales related to the launch of the new super premium "Energizer e2 " brand on June 19, 2000. Existing product lines experienced decreased unit volume in the quarter while average sales price per unit increased as bonus pack promotions declined sharply compared to last year's third quarter.

     At the consumer level, sales remained strong in the quarter as Energizer's alkaline sales increased 9%, as measured by A. C. Nielsen, compared to overall alkaline battery category growth of 6%. Energizer's alkaline share, as measured by A. C. Nielsen, increased .8 share points to 31.7 compared to the same quarter last year.

     Segment profit increased $30.6 and $7.8 for the nine months and quarter, respectively, an increase of 15% in both periods. Gross margin increased $52.4 for the nine months, with higher volume contributing $42.9. Lower production costs were partially offset by unfavorable pricing and product mix. Gross margin for the quarter increased $15.5 on lower production costs, gross margin contribution from "Energizer e2" and lower level of bonus pack promotions. Marketing and distribution costs increased $14.2 and $5.5 in the nine months and quarter, respectively, reflecting enhanced focus on share growth and, in the quarter, impact of the "Energizer e2" launch. Advertising and promotion expense increased $16.3 and $6.3 in the nine months and quarter, respectively. The increase in the quarter is attributable to "Energizer e2". Lower administrative and business realignment costs in the current year also contributed favorably to nine-month and quarter results.

     Advertising and promotion spending is expected to increase substantially in the fourth quarter to support the launch of "Energizer e2" as well as continued support for the "Energizer" and "Eveready" branded portfolio.

Asia  Pacific
     Net sales to customers for Asia Pacific increased $12.6, or 4%, for the current nine months. Higher volume, primarily alkaline products, contributed $10.9 of the increase. Sales for the quarter were down 1% as volume increases were more than offset by unfavorable currency exchange rates.

     Segment profit for the nine months increased $15.8, or 23%. Gross margin increased $21.0 on higher customer sales, lower production costs and higher inter-segment sales. Advertising and promotion expenses increased $4.2, primarily in the first quarter. For the current quarter, segment profit increased $3.1, or 14%, as lower production costs and higher inter-segment profit were partially offset by higher management costs.

South  and  Central  America
     Net sales to customers for South and Central America decreased $3.4, or 3%, for the current nine months. Unfavorable currency effects of $6.1 were partially offset by favorable pricing and product mix. Sales for the quarter declined $.9, or 3%, primarily on unfavorable currency effects.

     Segment profit for the nine months decreased $.8 or 8%. Unfavorable impacts of currencies were partially mitigated by higher prices and product mix. Lower product costs were offset by higher management costs. For the quarter, segment profit decreased $2.0 on higher management costs and unfavorable currency impact.

  Europe
     Net sales to customers for Europe decreased $29.9, or 12%, for the nine months with currency devaluation accounting for $22.8 as well as lower carbon zinc volumes. For the quarter, sales declined $7.8, or 13%, as unfavorable currency impact of $6.3, unfavorable pricing and product mix and lower carbon zinc volume were partially offset by a 10% increase in alkaline volume.

     Segment profit for the nine months increased $6.0 as unfavorable currency impacts of $5.1 were more than offset by lower costs associated with plant closing and other business realignment activities. For the quarter, segment profitability decreased $2.6 as impacts of sales declines were partially offset by lower costs. Unfavorable currency impacts accounted for $1.0 of the profit decline.

CORPORATE  EXPENSES
     Corporate expenses decreased $6.4 in the nine months and $2.1 in the quarter on lower consulting and information systems spending and higher pension income, partially offset by higher management expenses associated with becoming a freestanding company.

COSTS  RELATED  TO  SPIN  OFF
     During the nine months ended June 30, 2000, Energizer recorded one-time spin related costs of $5.5 pre-tax, or $3.3 after-tax. These costs include legal fees, charges related to the vesting of certain compensation benefits, and other costs triggered by or associated with the spin-off.

LOSS  ON  DISPOSITION  OF  SPANISH  AFFILIATE
     During the nine months ended June 30, 2000, Energizer recorded a $15.7 pre-tax loss on the sale of its Spanish affiliate. The loss was a non-cash write-off of goodwill and cumulative translation accounts of the Spanish affiliate. Ralston recognized capital loss tax benefits related to the Spanish sale of $24.4, which are reflected in Energizer's historical financial statements and resulted in a net after-tax gain of $8.7 on the Spanish transaction.

RESTRUCTURING  CHARGES
     During the nine month period ended June 30, 1999, Energizer recorded net after-tax and pre-tax provisions for restructuring of $14.6 and $17.0, respectively. During the quarter ended June 30, 1999, Energizer recorded net after-tax and pre-tax provisions for restructuring of $8.5 and $11.0, respectively. Of these pre-tax charges, $2.1 related to inventory write-downs and is classified as cost of products sold in the combined statement of earnings. The remaining charges were primarily termination benefits associated with the 1997 alkaline and carbon zinc production restructuring plan for Europe. Capital loss tax benefits of $3.3 associated with prior restructuring activities are included in the prior quarter and nine-month results.

     During the nine month period ended June 30, 2000, approximately 180 employees were terminated in connection with restructuring accruals established in prior years. Except for disposition of certain assets held for disposal, substantially all actions associated with the 1997 and 1999 restructuring plans have been completed as of June 30, 2000. Activities impacting the restructuring reserve during the nine month period ended June 30, 2000, are presented in Note 5 to the Combined Financial Statements.

INTEREST  EXPENSE  AND  OTHER  FINANCING  COSTS
     Interest expense increased $10.5 and $8.5 for the nine months and quarter reflecting incremental debt assumed by Energizer immediately prior to the spin-off. Other financing costs increased reflecting lower foreign exchange gains, lower investment income and the discount on the sale of accounts receivable financing arrangement.

INCOME  TAXES
     Income taxes, which include federal, state and foreign taxes, were 32.4% of earnings from continuing operations in the current nine months, compared to 41.9% in the nine months last year. Income taxes for the current nine months includes capital loss benefits related to the sale of the Spanish affiliate discussed above of $24.4. The prior nine months income taxes include ordinary and capital loss tax benefits of $5.7 associated with restructuring provisions. Absent these unusual items, the tax rate for the current and prior nine-month periods would have been 40.8% and 41.1%, respectively. The decrease in the tax rate is due primarily to a favorable mix of domestic and foreign earnings.

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

FINANCIAL  CONDITION
     Cash  flow  from continuing operations was $223.1 for the nine months ended
June 30, 2000 compared to $218.5 for the same period in fiscal 1999. Capital expenditures totaled $50.1 and $51.2 for the nine months ended June 30, 2000 and 1999, respectively. Net transactions with Ralston prior to (and in connection with) the spin-off resulted in cash usage of $210.7 and $189.2 in the current and prior year, respectively. Working capital was $406.5 at June 30, 2000 compared to $478.1 at September 30, 1999, reflecting seasonal reductions in operating working capital and higher debt levels.

     Immediately prior to the spin-off, Ralston borrowed $478.0 through several interim funding facilities and assigned all repayment obligations of those facilities to Energizer. In April and May, 2000, Energizer entered into separate financing agreements and repaid the interim funding facilities. Energizer's financing agreements include the following: private placement notes of $175.0 with maturities of 3 to 10 years; borrowings of $232.0 under revolving credit facilities, generally with 5 year maturities; an agreement to sell domestic trade receivables as discussed below; and other short-term borrowings. The average interest rate on the short-term and long-term debt is approximately 7.3% and 7.8%, respectively. Approximately $220.0 of the long-term debt has a variable interest rate. The interest rates on the long-term debt range from 7.3% to 8.0%. Energizer maintains total committed debt facilities of $750.0, of which $343.0 remained available as of June 30, 2000. Under the terms of the facilities, the ratio of Energizer's total indebtedness to its EBITDA cannot be greater than 3:1 and the ratio of its EBIT to total interest expense must exceed 3:1.

     Energizer entered into an agreement to sell, on an ongoing basis, a pool of domestic trade accounts receivable to a wholly owned bankruptcy-remote subsidiary of Energizer. Energizer received $84.3 of proceeds from this arrangement, which was used to repay interim funding facilities as discussed above.

     Energizer believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, although no guarantee can be given in this regard.

MARKET  RISK
     Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all interest rates would have an annual unfavorable impact of $1.6 on Energizer's net earnings and cash flows based on current debt levels.

FORWARD-LOOKING  STATEMENTS
     Statements in this document that are not historical, particularly statements regarding advertising and promotion plans, the continued availability of credit facilities, the ability to meet liquidity requirements and increase in market share may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Unforeseen fluctuations in levels of cash available for promotional spending, alternative investment opportunities, and strategic changes in Energizer's overall global marketing program may affect the level of spending on advertising and promotional programs. Energizer's ability to maintain compliance with its debt covenants, including the ratios described under "Financial Conditions", as well as changes in its operating cash flows, could limit its ability to meet future operating expenses and liquidity requirements, fund capital expenditures and service its debt as it becomes due. Consumer response over time to "Energizer e2" batteries, continuing retailer support, and new promotions, advertising campaigns or product introductions by Energizer's competitors may affect Energizer's market share. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, and its current report on Form 8-K dated April 25, 2000.


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

     10(i)   Form of Non-Qualified Stock Option dated May 8, 2000

     10(ii)  Form of Non-Qualified Stock Option dated May 8, 2000

     10(iii) Form of Non-Qualified  Stock  Option  dated  May  8,  2000

     10(iv) Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000

     10(v) Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000

     10(vi) Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000

     27      Financial Data Schedule

(b)     Reports  on  Form  8-K

A Current Report on Form 8-K dated June 27, 2000, was filed setting forth the text of a press release issued by the Company on the same date which clarified comments made by a Company executive concerning market share growth.


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

                                   ENERGIZER  HOLDINGS,  INC.
                                   -----------------------------------------
                                   Registrant



                                   By:  /s/ Daniel E. Corbin
                                   Daniel  E.  Corbin
                                   Executive Vice President, Finance and Control
Date:  August  10,  2000

EXHIBIT  INDEX
----------------------

     10(i)      Form  of  Non-Qualified  Stock  Option  dated  May  8,  2000

     10(ii)     Form  of  Non-Qualified  Stock  Option  dated  May  8,  2000

     10(iii)    Form  of  Non-Qualified  Stock  Option  dated  May  8,  2000

     10(iv) Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000

     10(v) Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000

     10(vi) Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000

     EX-27     Financial  Data  Schedule  for  Third  Quarter  2000