Form 10-K
period 2000-09-30
ENERGIZER HOLDINGS INC
filed 2000-12-15
CIK 1096752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                 ----------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2000     Commission File No. 001-15401


                            ENERGIZER HOLDINGS, INC.

  Incorporated in Missouri           IRS Employer Identification No. 43-1863181
                    800 Chouteau, St. Louis, Missouri  63102
        Registrant's telephone number, including area code: 314-982-2000

                 -----------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------                 -----------------------------------------

Energizer Holdings,  Inc.              New York Stock Exchange, Inc.
Common Stock, par value
$.01 per share

Energizer Holdings, Inc.               New York Stock Exchange, Inc.
Common Stock Purchase Rights


Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Yes:     X     No:

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes:     X     No:

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of the close of business on November 1, 2000: $1,928,837,085

(Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on December 4, 2000: 94,402,011

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. Year 2000 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 13, 2000 (Part III of Form 10-K).

                                     PART I

ITEM  1.          BUSINESS.

GENERAL

     Energizer Holdings, Inc., incorporated in Missouri in 1999, is the world's largest manufacturer of primary batteries and flashlights and a global leader in the dynamic business of providing portable power. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spinoff to shareholders of Ralston Purina Company.

     Energizer is the successor to over 100 years of expertise in the battery and lighting products industry. Its brand names "Eveready" and "Energizer" have worldwide recognition for quality and dependability, and are marketed and sold in more than 140 countries. Energizer's subsidiaries operate 22 manufacturing facilities in 15 countries on 4 continents, and employ 3,415 employees in the United States and 7,065 in foreign jurisdictions.

PRINCIPAL  PRODUCTS

     Energizer's subsidiaries manufacture and market a complete line of primary alkaline and carbon zinc batteries, miniature batteries and flashlights and other lighting products. Although Energizer, in November of 1999, sold its rechargeable battery manufacturing and assembly business, which produced rechargeable batteries for sale to manufacturers of rechargeable equipment, Energizer continues to market a line of rechargeable batteries for retail sale to consumers. Energizer believes it has one of the industry's most extensive product lines. "Energizer" brand alkaline batteries are the most popular and widely used in the array of Energizer products. The batteries are offered in
1.5 volt, 4.5 volt, 6 volt and 9 volt configurations, and are available in the standard selection of sizes, including AA, AAA, AAAA, C, D and 9 volt sizes. In the summer of 2000, Energizer introduced a super-premium alkaline battery under the brand name "Energizer e2", as well as a value-priced alkaline battery under the name "Eveready Alkaline". Energizer also produces or distributes:

- "Energizer Industrial" batteries in three models targeted for non-consumer industrial applications;
- lithium batteries, available in AA, miniature and cylindrical sizes, for use in high-performance applications such as cameras, camcorders, memory backup, CD players and portable computers;
- a line of miniature batteries, available in several chemistries, including silver oxide, zinc-air and manganese dioxide systems, for use in electronic watches, calculators, hearing aids, cameras, miniature radios, remote controls and electronic thermometers;
- the "Eveready" brand "Super Heavy Duty" and "Classic" lines of carbon zinc batteries for economy applications; and
- a line of rechargeable batteries and battery packs under the "Energizer" brand name.

Energizer is also the world's largest manufacturer of portable lighting devices, offering more than 60 different lighting products for consumer and industrial use.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS

     The principal raw materials used in the Energizer business - electrolytic manganese dioxide, zinc, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide -- are sourced on a regional or global basis. Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time, but cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

     Energizer's management has extensive experience in purchasing raw materials in the commodity markets. From time to time, management has taken positions in various ingredients to assure supply and to protect margins on anticipated sales volume.

SALES  AND  DISTRIBUTION

     Energizer's battery and lighting products are marketed primarily through a direct sales force to mass merchandisers, wholesalers and other customers, but also through exclusive and non-exclusive distributors and rack jobbers of consumer packaged goods products. Third party food brokers may be used to make headquarters contacts in the retail food industry and to merchandise Energizer's products at retail locations. In the United States, the direct sales team has been reorganized into a Customer Management Team focused on key business accounts in several categories, including food, mass merchandise and specialty. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

     Although a large percentage of Energizer's sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, account for more than ten percent of Energizer's sales. For fiscal year 2000, those customers accounted for, in the aggregate, approximately 15.3% of Energizer's sales.

PATENTS,  TECHNOLOGY  AND  TRADEMARKS

     Energizer's operating subsidiaries own a number of trademarks which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include "Eveready", "Energizer", "Energizer Advanced Formula", "Energizer e2", the Energizer Bunny and the Energizer Man character.

     Energizer's ability to compete effectively in the battery industry depends in part on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. Energizer's subsidiaries own or license from third parties a considerable number of patents, patent applications and other technology which Energizer believes are extremely significant to its business. These primarily relate to battery product and lighting device improvements, additional battery product features, and manufacturing processes.

     As of September 30, 2000, Eveready Battery Company, Inc., a subsidiary of Energizer, owned approximately 165 unexpired United States patents which have a range of expiration dates from September, 2000 to November, 2016, and had approximately 177 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2000, Eveready owned approximately 700 foreign patents and had approximately 650 patent applications pending in foreign countries.

     Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Eveready cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

SEASONALITY

     The battery business, particularly in North America, tends to be seasonal, with large purchases of batteries by consumers during the Christmas holiday season, and increases in retailer inventories during late summer and autumn.

COMPETITION

     The battery business is highly competitive, both in the United States and on a global basis, as a number of large battery manufacturers compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

     Energizer competes in a high-growth domestic and global market. The alkaline battery segment, both in the United States and worldwide, is the fastest growing segment of the primary battery market. Energizer's principal competitors in the United States are Duracell International, Inc., a subsidiary of The Gillette Company, and Rayovac Corporation. Private-label sales by large retailers have also been growing in significance. Duracell is also a significant competitor in South and Central America and Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

      Energizer has a significant market position in most geographic markets in which it competes. According to A.C. Nielsen, Energizer's primary battery market share in the United States for the 52 weeks ended October 7, 2000 was 32.9%.

GOVERNMENTAL  REGULATION  AND  ENVIRONMENTAL  MATTERS

     The operations of Energizer, like those of other companies engaged in the battery business, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations primarily relate to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal.

      Energizer has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to 9 federal "Superfund" sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRP's are at various stages with respect to the sites. Negotiations involve determinations of

-     the  actual  responsibility  of Energizer and the other PRP's at the site,
-     appropriate  investigatory  and/or  remedial  actions,  and
- allocation of the costs of such activities among the PRP's and other site users.

The amount of Energizer's ultimate liability in connection with those sites may depend on many factors, including:

-     the  volume  and  toxicity  of  material  contributed  to  the  site,
-     the  number  of  other  PRP's  and  their  financial  viability,  and
-     the  remediation  methods  and  technology  to  be  used.

     In addition, Energizer undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in 1999. In the event that the buyer would become unable to continue such programs, Energizer could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site.

     Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. In many developing countries in which Energizer operates, there has not been significant governmental regulation relating to the environment, occupational safety, employment practices or other business matters routinely regulated in the United States. As such economies develop, it is possible that new regulations may increase the risk and expense of doing business in such countries.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Energizer believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $3.6 million for estimated liabilities, should not be material to its financial position. Such liability could, however, be material to results of operations or cash flows for a particular quarter or annual period.

OTHER  MATTERS

     The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - BUSINESS OVERVIEW" on pages 10 through 11, "ENERGIZER HOLDINGS, INC.
- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - HIGHLIGHTS" on page 11, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES" on pages 15 through 16, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS - Segment Results" on pages 12 through 13, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS - Research and Development Expense" on page 13, "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEGMENT INFORMATION" on pages 44 through 45, and "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SUMMARY OF ACCOUNTING POLICIES - Research and Development Costs" on page 27 of the Energizer Holdings, Inc. Year 2000 Annual Report to Shareholders 2000, are hereby incorporated by reference.

ITEM  2.     PROPERTIES

     A list of Energizer's principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

NORTH AMERICA                           EUROPE
Asheboro, NC (2)                        Caudebec Les Elbeuf, France (1)(5)
Bennington, VT                          La Chaux-de-Fonds, Switzerland
Garretsville, OH                        Slany, Czech Republic  (1)
Marietta, OH                            Tanfield Lea, U.K. (1)
Maryville, MO
St. Albans, VT                          AFRICA
Tecamec, Mexico                         Alexandria, Egypt
Walkerton, Ontario, Canada (5)          Nakuru, Kenya (4)
Westlake, OH (3)

                                        ADMINISTRATIVE AND
ASIA                                    EXECUTIVE OFFICES
Bogang, People's Republic of China (1)  St. Louis, Missouri (1)
Mandaue Cebu, Philippines               Chesterfield, Missouri (1)
Ekala, Sri Lanka
Cimanggis, Indonesia
Johor, Malaysia
Jurong, Singapore
Tianjin, People's Republic of China


In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)  Leased          (2)  Two  plants          (3)Research  facility
(4)  Less  than  20%  owned  interest          (5)  Bulk  packaging, labeling or
distribution

ITEM  3.     LEGAL  PROCEEDINGS

- On April 8, 1998, Zinc Products Company, a division of Alltrista Corp., a supplier of zinc cans used in the manufacture of batteries, filed suit in federal district court for the Eastern District of Tennessee against Energizer, claiming breach of contract when Energizer closed its Fremont, Ohio plant. The plaintiff claims lost profits and other damages of approximately $2.8 million. The case has been set for trial in January, 2001.

- The U.S. Patent Office has awarded priority to Strategic Electronics (Energizer's exclusive licensor) over Duracell in the patent interference relating to the on-label battery tester. Duracell is expected to appeal. An earlier decision, which denied Energizer's separate patent claims and those of Eastman Kodak Company (which are licensed to Duracell) has been appealed to the federal district court for Washington, D.C. on February 2, 1998. Kodak filed a similar appeal, naming Energizer as a defendant on January 29, 1998. In a related matter, Strategic Electronics filed a declaratory judgment suit on September 9, 1999 in the federal district court for the Central District of California seeking additional payments of approximately $1 million under the license. Energizer filed a motion to dismiss which was granted in the spring of 2000.

     Energizer is a party to a number of other legal proceedings in various state, federal and foreign jurisdictions. Many of these legal matters are in preliminary stages, involve complex issues of law and fact and may proceed for protracted periods of time. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from

-     pending  legal  proceedings,
-     asserted  legal  claims  and
-     known  potential  legal  claims  which  are  likely  to  be  asserted,

should not be material to Energizer's financial position, taking into account established accruals for estimated liabilities. These liabilities, however, could be material to results of operations or cash flows for a particular quarter or annual period.

     See also the discussion captioned "Governmental Regulation and Environmental Matters" under Item 1 above.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM  4A     EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2000.

J. Patrick Mulcahy - Chief Executive Officer of Energizer since March 2000. Mr. Mulcahy joined Ralston in 1968 and has served as Chairman of the Board and Chief Executive Officer of Eveready Battery Company, Inc. since 1987. Mr. Mulcahy served as co-Chief Executive Officer and co-President of Ralston from October, 1997 to June, 1999. He served as Ralston's Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; and Division Vice President, Director of Marketing, Grocery Products Group, 1980-81. Age: 56.

William P. Stiritz - Chairman of the Board of Directors of Energizer and Chairman of the Management Strategy and Finance Committee since March 2000. Mr. Stiritz joined Ralston in 1963 and served as Chief Executive Officer and President of Ralston from 1982 until his retirement in 1997. He has served since 1982 as Chairman of the Board of Directors of Ralston. Since 1998, he has also served as Chief Executive Officer, President and Chairman of the Board of Agribrands International, Inc. Age: 66.

Patrick C. Mannix - President of Energizer since March 2000. Mr. Mannix joined the Eveready Battery Division of Union Carbide Corporation in 1963, and has served as President of Eveready Battery Company, Inc. since 1998. Mr. Mannix served as President of Eveready Battery Company, Inc., Specialty Business from 1995-98, as Executive Vice President, Eveready Battery Company, International from 1991-95, and as Area Chairman, Asia Pacific operations, Eveready Battery Company from 1985-91. Age: 55.

Randy J. Rose - President and Chief Operating Officer - North America and Europe since September of 2000. Mr. Rose served as Executive Vice President, Worldwide Sales and Marketing of Energizer from March to September, 2000. Mr. Rose joined Ralston in 1986 and served as Executive Vice President, Golden Products Division of Ralston from 1997 until April 1998, then served as Vice President, Worldwide Sales and Asia Pacific Operating Officer of the Pet Products International Division of Ralston until May, 1999, when he joined Eveready Battery Company, Inc., serving as Executive Vice President, Sales and Marketing. Mr. Rose served as Vice President and Director of the Customer Development Group of Ralston's Pet Products Group from 1993-97. Age: 46.

Ward M. Klein - President and Chief Operating Officer - Asia Pacific and PanAm since September, 2000. Mr. Klein served as Vice President - Asia Pacific for Energizer from March to September, 2000. Mr. Klein joined Ralston Purina Company in 1979 and served as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age:
45.

Daniel J. Sescleifer - Executive Vice President, Finance and Control of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and
Treasurer  of  Ralcorp  Holdings,  Inc,  from  1996  to  2000,  and as Director,
Corporate  Finance  of  Ralcorp  Holdings,  Inc.  from  1994  to 1996.  Age: 38.

Harry L. Strachan - Vice President and General Counsel of Energizer since March, 2000. Mr. Strachan joined Eveready Battery Company, Inc. in 1987, and has served as Vice President, General Counsel and Secretary of that subsidiary since 1987. Age: 59.

Peter  J.  Conrad  -  Vice  President, Human Resources of Energizer since March,
2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997 and served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 40.

Joseph McClanathan - Vice President, North America of Energizer since March, 2000. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974 and served as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 48.

Kapila Gunawardana - Vice President, Pan Am of Energizer since March, 2000. Mr. Gunawardana joined the Eveready Battery division of Union Carbide Corporation in 1968 and served as Vice President and Area Chairman, Pan Am from 1998 to 2000, as Managing Director, Eveready de Mexico from 1996-98, and as Area Finance Director, Pan Am Division of Eveready Battery Company from 1993-96. Age: 59.

Luis Plana - Vice President, Europe of Energizer since March, 2000. Mr. Plana joined Eveready Battery Company, Inc. in 1985 and served as Vice President and Area Chairman, Europe from 1997 to 2000, as Vice Chairman, Europe for Eveready Battery Company from 1996-97, and as Managing Director from 1993-96. Age: 56.

Steven  Sanborn  -  Vice  President,  Technology, Research and Development since
March, 2000. Mr. Sanborn joined Eveready Battery Company, Inc. in 1993 and served as Vice President and Chief Technology Officer for Eveready from 1999 to 2000, as Vice President of Technology and Engineering for Eveready's Energizer Power Systems division from 1993 to 1997, and as Vice President, Technology for Eveready itself from 1997 to 1999. Age: 55.

Joseph J. Tisone - Vice President, Global Manufacturing since March, 2000. Mr. Tisone joined the Eveready Battery division of Union Carbide Corporation in 1976, and served as Vice President, Global Manufacturing of Eveready Battery Company, Inc. from 1998 to 2000, as Vice President/General Manager of Eveready's Energizer Power Systems division from 1997 to 1998, and as Vice President, Production of that division from 1993 to 1997. Age: 47.

Robert K. Zimmermann - Vice President, Global Lighting Products of Energizer since May, 2000. Mr. Zimmermann joined Ralston Purina Company in 1971 and served as Vice President, Global Lighting Products of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Pet Products, with responsibility for Europe, the Middle East and Africa from 1993 to 1999, and as Vice President, Pet Products - Latin America and Vice President, International Pet Food Marketing from 1992-1993. Age: 51

Mark Schafale - Vice President and Controller of Energizer since March, 2000. Mr. Schafale joined Ralston Purina Company in 1992 and served as Vice President and Director, Internal Audit for Ralston from 1996 to 2000, and as Director, Financial Accounting from 1994-96. Age: 40.

William C. Fox - Vice President and Treasurer of Energizer since March, 2000. Mr. Fox joined Ralston Purina Company in 1989 and served as Director, Global Finance for Ralston from 1995 to 2000. Age: 38.

Timothy L. Grosch - Secretary of Energizer since March, 2000. Mr. Grosch joined Ralston Purina Company in 1985 and served as Deputy General Counsel for Ralston from 1996 to 2000, and as Senior Counsel - Securities from 1994 - 96. Age: 46.

ITEM  5.          MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of November 24, 2000, there were 21,016 shareholders of record of the ENR Stock.

     The following table sets forth range of market prices for the ENR Stock for the period from April 1, 2000 until September 30, 2000. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2001.

                               MARKET PRICE RANGE

Third  Quarter     $14.875  --  $23.1875
Fourth  Quarter     $18.6875  --  $24.50


There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

ITEM  6.          SELECTED  FINANCIAL  DATA.

     The "ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION" appearing on page 19 of the Energizer Holdings, Inc. Year 2000 Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information appearing under "ENERGIZER HOLDINGS, INC.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 18 and the information appearing under "ENERGIZER HOLDINGS, INC
- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEGMENT INFORMATION" on pages 44 through 45 of the Energizer Holdings, Inc. Year 2000 Annual Report is hereby incorporated by reference.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Information appearing under " ENERGIZER HOLDINGS, INC.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS" on pages 17 through 18 of the Energizer Holdings, Inc. Year 2000 Annual Report is hereby incorporated by reference.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The consolidated financial statements of Energizer and its subsidiaries appearing on pages 21 through 45, together with the report thereon of PricewaterhouseCoopers LLP on page 20, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTERLY FINANCIAL STATEMENTS" on page 46 of the Energizer Holdings, Inc. Year 2000 Annual are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not  applicable.

                                    PART III

ITEM  10.     DIRECTORS  OF  THE  REGISTRANT.

     The information regarding directors on pages 3 through 6, and information appearing under "Compliance With Section 16(a) Reporting" on page 2, of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 13, 2000 is hereby incorporated by reference.

ITEM  11.     EXECUTIVE  COMPENSATION.

     Information appearing under "Executive Compensation" on pages 16 through 22, "Nominating and Executive Compensation Committee Report on Executive Compensation" on pages 22 through 26, "Performance Graph" on page 28, "Common Stock Ownership of Directors and Executive Officers" on pages 14 through 15, and the remuneration information under "Board of Directors Standing Committees" on page 4 and "Director Compensation" on pages 5 through 6 of the Energizer Holdings, Inc. Company Notice of Annual Meeting and Proxy Statement dated December 13, 2000 is hereby incorporated by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 14 and "Common Stock Ownership of Directors and Executive Officers" on pages 14 through 15 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 13, 2000 is hereby incorporated by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under "Certain Relationships and Related Transactions" on pages 6 through 8 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 13, 2000, is hereby incorporated by reference.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

1.     Documents  filed  with  this  report:

a. Financial statements previously incorporated by reference under Item 8 herein.

     -Report  of  Independent  Accountants.
-Consolidated Statement of Earnings -- for years ended September 30, 2000, 1999 and 1998.
     -Consolidated Balance Sheet -- for years ended September 30, 2000 and 1999. -Consolidated Statement of Cash Flows -- for years ended September 30, 2000, 1999, and 1998.
-Consolidated Statement of Shareholders Equity -- for years ended September 30, 2000, 1999, 1998 and 1997.
 .
     -Notes  to  Financial  Statements.

b.     Reports  on  Form  8-K.

No  reports  on Form 8-K were filed during the last quarter of fiscal year 2000.

c.     Exhibits  Required  by  Item  601  of  Regulation  S-K

(i)   The  following  exhibits (listed by numbers corresponding to the Exhibit
Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

2     Agreement  and  Plan  of  Reorganization
3(i)  Articles  of  Incorporation  of  Energizer  Holdings,  Inc.
3(ii) By-Laws  of  Energizer  Holdings,  Inc.
4     Rights  Agreement  between  Energizer Holdings, Inc. and Continental Stock
Transfer  &  Trust  Company,  as  Rights  Agent
10(i) Debt Assignment, Assumption and Release Agreement by and among Ralston Purina Co., Energizer Holdings, Inc. and Bank One, N.A.
10(ii) 364-Day Credit Agreement between Ralston Purina Company and Bank One,
N.A.
10(iii) 5-Year Revolving Credit Agreement between Ralston Purina Company and Bank One, N.A.
10(iv)  Energizer  Holdings,  Inc.  Private  Placement  Note  Purchase
Agreement
10(v)   Asset  Securitization  Receivable Purchase Agreement between Energizer
Holdings,  Inc.,  Falcon  Asset  Securitization  Corporation  and Bank One, N.A.
10(vi)     Bridge  Loan  Agreement  No.  1
10(vii)     Bridge  Loan  Agreement  No.  2
10(viii)     Tax  Sharing  Agreement
10(ix)     Bridging  Agreement
10(x)     Lease  Agreement
10(xi)     Intellectual  Property  Agreement
10(xii)     Energizer  Holdings,  Inc.  Incentive  Stock  Plan*
10(xii)     Form  of  Change  of  Control  Employment  Agreements*
10(xiv)  Form  of  Indemnification  Agreements  with  Executive  Officers  and
Directors  *
10(xv)     Executive  Savings  Investment  Plan*
10(xvi)Executive  Health  Insurance  Plan*
10(xvii)Executive  Long  Term  Disability  Plan*
10(xviii)Financial  Planning  Plan*
10(xiv)     Executive  Group  Personal  Excess  Liability  Insurance  Plan*
10(xx)     Executive  Retiree  Life  Plan*
10(xxi)Supplemental  Executive  Retirement  Plan*
10(xxii)Form  of  Retention  Letter*

(ii)  The  following  exhibits  (listed  by numbers corresponding to the Exhibit
Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer's Quarterly Report on Form 10Q for the Quarter Ended June 30, 2000.

10(i)   Form  of  Non-Qualified  Stock  Option  dated  May  8, 2000*
10(ii)  Form  of  Non-Qualified  Stock  Option  dated  May 8, 2000*
10(iii) Form  of  Non-Qualified  Stock  Option  dated May 8, 2000*
10(iv)  Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8,
2000*
10(v)   Form  of 2000 Restricted Stock Equivalent Award Agreement dated May 8,
2000*
10(vi)  Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8,
2000*

(iii) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

10(i)     Form  of  Non-Qualified  Stock  Option  dated September 18, 2000*
10(ii)    Form  of  2000  Restricted  Stock  Equivalent  Award  Agreement dated
September  18,  2000*
10(iii)   Energizer  Holdings,  Inc. Non-Qualified Deferred Compensation Plan,
as  amended  September  18,  2000*
10(iv)    Form  of  Letter  for  Deferral  of 2000 Bonus Award dated 3/30/00*
10(v)     Form  of  Letter  for  Deferral  of  2000 Bonus Award dated 12/6/00*
10(vi)    Form  of  Indemnification  Agreement*
13        Pages 10 to 48 of the Energizer Holdings, Inc. Year 2000 Annual Report
which  are  incorporated  herein  by  reference,  are  filed  herewith.
21        Subsidiaries  of  Registrant
23        Consent  of  Independent  Accountants.
27        Financial  Data  Schedule  for  2000  Annual  Period

*Denotes  a  management  contract  or  compensatory  plan  or  arrangement.

                        FINANCIAL STATEMENT AND SCHEDULES

     The consolidated financial statements of the Registrant have been incorporated by reference under Item 8. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

     Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENERGIZER  HOLDINGS,  INC.



                                      By:/s/  J. Patrick Mulcahy
                                         --------------------------
                                         J. Patrick Mulcahy
                                         Chief Executive Officer


Date:     December  15,  2000

SIGNATURE     TITLE
---------     -----


/s/  Daniel J. Sescleifer
---------------------------
Daniel J. Sescleifer
Executive Vice President, Finance and Control


/s/  Mark A. Schafale
-----------------------
Mark A. Schafale
Controller


/s/  William P. Stiritz
-------------------------
William P. Stiritz
Chairman of the Board of Directors


/s/  William H. Danforth
--------------------------
Dr. William H. Danforth
Director


/s/  F. Sheridan Garrison
---------------------------
F. Sheridan Garrison
Director


/s/  R. David Hoover
----------------------
R. David Hoover
Director


/s/  H. Fisk Johnson
----------------------
H. Fisk Johnson
Director


/s/  Richard A. Liddy
-----------------------
Richard A. Liddy
Director


/s/  Joe R. Micheletto
------------------------
Joe R. Micheletto
Director


/s/  Robert A. Pruzan
-----------------------
Robert A. Pruzan
Director