Form 10-Q
period 2000-12-31
ENERGIZER HOLDINGS INC
filed 2001-02-09
CIK 1096752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2000

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

                     800 CHOUTEAU, ST. LOUIS MISSOURI 63102
          ------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

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

                         YES:   X     NO:  _____
                             ------

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 2, 2001.

                                   91,708,011
                                ----------------


PART  I  -     FINANCIAL  INFORMATION


                            ENERGIZER HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS--UNAUDITED)


                                                    QUARTER ENDED DECEMBER 31,
                                                         2000       1999
                                                         ----       ----
Net Sales                                                $558.7   $673.6
                                                         -------  -------
Costs and Expenses
  Cost of products sold                                   292.0    322.2
  Selling, general and administrative                      92.3     97.2
  Advertising and promotion                                59.2     67.6
  Research and development                                 11.5     11.9
  Interest expense                                          9.9      2.6
  Other financing items, net                                1.1     (1.6)
                                                         -------  -------
                                                          466.0    499.9
                                                         -------  -------

Earnings from Continuing Operations before Income Taxes    92.7    173.7

Income Taxes                                              (38.5)   (69.0)
                                                         -------  -------

Net Earnings                                             $ 54.2   $104.7
                                                         =======  =======

Basic and Diluted Earnings Per Share                     $ 0.57   $ 1.07
                                                         =======  =======


            See accompanying Notes to Condensed Financial Statements.



                             ENERGIZER HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (CONDENSED)
                         (DOLLARS IN MILLIONS - UNAUDITED)

                                                          DECEMBER 31,  SEPTEMBER 30,
                                                             2000          2000
                                                          ---------      ---------
ASSETS
Current Assets
  Cash and cash equivalents                                   $   28.3   $   11.9
  Trade receivables, less allowance for doubtful
    accounts of $12.7 and $12.5, respectively                    268.6      180.6
  Inventories
    Raw materials and supplies                                    56.3       64.0
    Work in process                                               83.5       87.0
    Finished products                                            245.7      308.1
                                                              ---------  ---------
      Total Inventory                                            385.5      459.1
  Other current assets                                           211.6      278.7
                                                              ---------  ---------
    Total Current Assets                                         894.0      930.3
                                                              ---------  ---------

Investments and Other Assets                                     377.6      377.8

Property at Cost                                               1,030.3    1,019.8
  Accumulated depreciation                                       550.2      534.4
                                                              ---------  ---------
                                                                 480.1      485.4
                                                              ---------  ---------
      Total                                                   $1,751.7   $1,793.5
                                                              =========  =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Notes payable                                               $  139.1   $  135.0
  Accounts payable                                                91.5      145.0
  Other current liabilities                                      340.3      248.6
                                                              ---------  ---------
    Total Current Liabilities                                    570.9      528.6

Long-Term Debt                                                   275.0      370.0

Other Liabilities                                                160.7      156.7

Shareholders Equity

  Common Stock                                                     1.0        1.0
  Additional Paid in Capital                                     783.9      783.9
  Retained Earnings                                              110.7       59.8
  Treasury Stock                                                 (41.9)         -
  Accumulated Other Comprehensive Income                        (108.6)    (106.5)
                                                              ---------  ---------
    Total Shareholders Equity                                    745.1      738.2

      Total                                                   $1,751.7   $1,793.5
                                                              =========  =========

               See accompanying Notes to Condensed Financial Statements.



                              ENERGIZER HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                    THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                     (CONDENSED)
                          (DOLLARS IN MILLIONS - UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                     2000      1999
                                                                  --------  --------
CASH FLOW FROM OPERATIONS
  Net earnings                                                    $  54.2   $ 104.7
  Non-cash items included in income                                  23.0      23.3
  Sale of accounts receivable                                        50.0         -
  Changes in assets and liabilities used in operations               22.9     (65.8)
  Other, net                                                          0.1      (1.6)
                                                                  --------  --------
    Cash flow from continuing operations                            150.2      60.6
    Cash flow from discontinued operations                              -      53.5
                                                                  --------  --------
      Net cash flow from operations                                 150.2     114.1
                                                                  --------  --------

CASH FLOW FROM INVESTING ACTIVITIES
  Property additions                                                (17.2)    (11.0)
  Proceeds from sale of OEM business                                    -      20.0
  Proceeds from sale of property                                      5.3       1.1
  Other, net                                                          2.1       0.5
                                                                  --------  --------
    Cash used by investing activities - continuing operations        (9.8)     10.6
    Cash used by investing activities - discontinued operations         -      (0.7)
                                                                  --------  --------
      Net cash used by investing activities                          (9.8)      9.9
                                                                  --------  --------

CASH FLOW FROM FINANCING ACTIVITIES
    Net cash proceeds from issuance of long-term debt                   -         -
    Principal payments on long-term debt (including current
      maturities)                                                   (95.0)     (0.5)
    Net (decrease)increase in notes payable                           8.4      12.4
    Treasury stock purchases                                        (41.9)        -
    Net transactions with Ralston                                       -    (143.6)
                                                                  --------  --------
      Net cash used by financing activities                        (128.5)   (131.7)
                                                                  --------  --------

Effect of Exchange Rate Changes on Cash                               0.4      (0.2)
                                                                  --------  --------

Net Decrease in Cash and Cash Equivalents                            12.3      (7.9)

Cash and Cash Equivalents, Beginning of Period (1)                   16.0      27.8

Cash and Cash Equivalents, End of Period                          $  28.3   $  19.9
                                                                  ========  ========


(1)  The  cash  and cash equivalents balance at the beginning of the current quarter has  been  adjusted  by  $4.1  to reflect  the  elimination  of the  one  month reporting  lag  used  by  the international  operations  as  discussed  in Note  3 to  the  Condensed  Financial  Statements.

              See accompanying Notes to Condensed Financial Statements.


                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                        (DOLLARS IN MILLIONS - UNAUDITED)


NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer for the year ended September 30, 2000.


NOTE 2 - On April 1, 2000, Ralston Purina Company (Ralston) distributed the common stock of its wholly owned subsidiary, Energizer Holdings, Inc. (Energizer), to the shareholders of Ralston's common stock through a tax-free spin-off. Following the spin-off, Energizer has conducted its business as a separate public company.


NOTE 3 - Prior to fiscal 2001, Energizer's international operations reported their results of operations on a one month lag, which allowed more time to compile results. Energizer has taken steps to improve its internal reporting procedures that has allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 2001, the one month lag was eliminated. As a result, the September 2000 loss from international operations of $3.3 was recorded directly to retained earnings.

The  effects  of the change on the first quarter of fiscal 2000 are presented in
Note 14. The effect of the change is not significant to the balance sheet or cash flow, and as a result, the September 30, 2000 balance sheet and the historical basis cash flow for the quarter ended December 31, 1999 have not been adjusted.


NOTE 4 - Energizer's operations are managed via four major geographic areas - North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information disclosed below. Segment performance is evaluated based on operating profit, exclusive of general corporate expenses, research and development expenses, restructuring charges and amortization of goodwill and intangibles. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

Intersegment sales are generally valued at market-based prices and represent the difference between total sales and external sales as presented in the table below. Segment profitability includes profit on these intersegment sales.



                                  FOR  THE  QUARTER  ENDED  DECEMBER  31,
                                        2000                  1999
                                       ------                ------
                                  TOTAL     EXTERNAL    TOTAL     EXTERNAL
Net Sales                         SALES      SALES      SALES      SALES
                                 --------    -----    --------     ------
     North America                $357.7     $328.4    $448.9     $420.4
     Asia Pacific                  112.0      100.9     138.4      119.1
     Europe                         87.3       86.2      92.5       92.0
     South and Central America      45.1       43.2      46.7       42.1
                                             ------               ------
               Total Net Sales               $558.7               $673.6
                                             ======               ======




                                       FOR  THE  QUARTER  ENDED  DECEMBER  31,
                                                  2000     1999
                                                -------  -------
OPERATING PROFIT BEFORE AMORTIZATION
     North America                              $ 90.9   $145.5
     Asia Pacific                                 27.1     38.0
     Europe                                        1.1      7.9
     South and Central America                     5.7      6.7
                                                -------  -------
          TOTAL SEGMENT PROFITABILITY            124.8    198.1
     General Corporate Expenses                   (4.0)    (5.4)
     Research and Development Expense            (11.5)   (11.9)
                                                -------  -------
          Operating Profit before Amortization   109.3    180.8
     Amortization of Intangibles                  (5.6)    (6.1)
     Interest and Other Financial Items          (11.0)    (1.0)
                                                -------  -------
          Total Earnings  Before Income Taxes   $ 92.7   $173.7
                                                =======  =======


Supplemental product information is presented below for revenues from external customers.


                                         FOR THE QUARTER ENDED DECEMBER 31,
NET SALES                                          2000    1999
---------------------                             ------  ------
Alkaline Batteries                                $398.2  $486.0
Carbon Zinc Batteries                               81.4    98.7
Lighting Products                                   31.5    41.2
Miniature Batteries                                 16.5    17.8
Other                                               31.1    29.9
                                                  ------  ------
Total Net Sales                                   $558.7  $673.6
                                                  ======  ======


NOTE 5 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents. For the quarter ended December 31, 1999, shares used in the earnings per share calculation are based on the weighted average number of shares of Ralston common stock outstanding adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2000 and 1999, respectively.


                                             Quarter Ended December 31,
                                                    2000   1999
                                                    ----   ----
Numerator
  Numerator  for  basic  earnings  per  share  -
    Net earnings                                     $54.2  $104.7
  Effect of dilutive securities                          -       -
                                                     -----  ------

  Numerator for dilutive earnings per share -
    Net earnings                                     $54.2  $104.7
                                                     =====  ======

Denominator
  Denominator for basic earnings per share -
    Weighted average shares                           94.7    97.4
                                                     =====  ======

  Effect of dilutive securities
    Stock Options                                      0.7       -
    Restricted Stock Equivalents                       0.5       -
                                                     -----  ------
                                                       1.2       -

  Denominator for dilutive earnings per share -
    Weighted-average shares and assumed conversions   95.9    97.4
                                                     =====  ======

Basic and Diluted earnings per share                 $0.57  $ 1.07
                                                     =====  ======



NOTE 6 - As of December 31, 2000, except for the disposition of certain assets held for disposal, substantially all actions associated with restructuring plans have been completed. Activities impacting the restructuring reserve during the quarter ended December 31, 2000, are presented in the following table:

Balance at September 30, 2000                         $  3.9
Provisions/Reversals                                       -
Activity                                                 (.8)
                                                      ------
Balance at December 31, 2000                          $  3.1
                                                      ======


NOTE 7 - The components of total comprehensive income for the quarter December 31, 2000 and 1999 are shown in the following table:


                                               Quarter  Ended  December  31,
                                                             2000     1999
                                                            ------  -------
Net earnings                                                $54.2   $104.7
Other comprehensive income items:
    Foreign currency translation adjustments related to                  -
       elimination of one month reporting lag (see note 3)   (4.4)
    Foreign currency translation adjustments                  2.3     (3.0)
                                                            ------  -------
Total comprehensive income                                  $52.1   $101.7
                                                            ======  =======


NOTE 8 - Energizer has an agreement to sell, on an ongoing basis, a pool of domestic trade accounts receivable to a wholly owned bankruptcy-remote subsidiary of Energizer. The subsidiary qualifies as a Special Purpose Entity
(SPE), under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The SPE's sole purpose is the acquisition of receivables from Energizer and the sale of its interests in the receivables to a multi-seller receivables securitization company. The SPE is not consolidated for financial reporting purposes. Energizer's investment in the SPE is classified as Other Current Assets on the Consolidated Balance Sheet as disclosed in Note 9 below.

As of December 31, 2000, Energizer has sold $251.1 of outstanding accounts receivable to the SPE. The SPE has sold the receivables to an unrelated third party for $150.0 in cash, an increase of $50.0 from the accounts receivable sold as of September 30, 2000. Energizer's SPE retains a subordinated retained interest in the remaining $101.1 of receivables. The net proceeds of the transaction were used to reduce various debt instruments. The net increase in proceeds received in the quarter is reflected as operating cash flows in the Consolidated Statement of Cash Flows.


NOTE  9  -  Other  Current  Assets  consist  of  the  following:

                                       December 31,  September 30,
                                             2000      2000
                                           ------    ------
Investment in SPE                          $101.1    $157.1
Miscellaneous receivables                    38.7      36.6
Deferred income tax benefits                 39.0      38.9
Prepaid expenses                             32.6      44.1
Other current assets                           .2       2.0
                                           ------    ------
                                           $211.6    $278.7
                                           ======    ======

NOTE  10  -  Investments  and  Other  Assets  consist  of  the  following:



                                      December 31,   September 30,
                                          2000         2000
                                         ------       ------
Goodwill                                 $168.5       $168.0
Other intangible assets                    79.4         82.4
Pension asset                             105.3        102.0
Deferred charges and other assets          24.4         25.4
                                         ------       ------
                                         $377.6       $377.8
                                         ======       ======

NOTE  11  -  Other  Liabilities  consist  of  the  following:


                                      December 31,   September 30,
                                          2000         2000
                                         ------       ------
Postretirement benefits liability        $ 88.7       $ 87.7
Other non-current liabilities              72.0         69.0
                                         ------       ------
                                         $160.7       $156.7
                                         ======       ======


NOTE 12 - In September 2000, Energizer's Board of Directors approved a share repurchase plan authorizing the repurchase of up to 5 million shares of Energizer's common stock. As of December 31, 2000, Energizer had purchased approximately 2.3 million shares under the authorization.


NOTE 13 - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000, issued Statement of Financial Accounting Standards No. 138 (SFAS 138), an amendment of SFAS 133. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Energizer adopted the provisions of SFAS 133 in the first quarter of fiscal 2001. The implementation of this standard did not have a material effect on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. In addition, the Emerging Issues Task Force (EITF) issued EITF 00-10 and 00-14. EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," provides guidance on earnings statement classification of amounts billed to customers for shipping and handling. EITF 00-14, "Accounting for Certain Sales Incentives," provides guidance on accounting for discounts, coupon, rebates and free product. Energizer will be required to adopt SAB 101, EITF 00-10 and EITF 00-14 no later than the fourth quarter of fiscal year 2001. Energizer does not expect the adoption of these statements to have a material effect on its results of operations, however, certain reclassifications may be necessary.

NOTE 14 - The pro forma consolidated statement of earnings for the quarter ended December 31, 1999, presents the consolidated results of Energizer's operations assuming the spin-off and the synchronization of the international reporting periods (as discussed in Note 3 above) had occurred as of October 1, 1999. Such statement of earnings has been prepared by adjusting the historical statement of earnings to indicate the effect of estimated costs and expenses and the recapitalization associated with the spin-off.

The pro forma statement of earnings may not necessarily reflect the combined results of operations that would have existed had the spin-off been effected on the date specified nor are they necessarily indicative of future results.



                                   ENERGIZER HOLDINGS, INC.
                         PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                             THREE MONTHS ENDED DECEMBER 31, 1999
                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                     PRO FORMA       REPORTING
                                     HISTORICAL     ADJUSTMENTS   SYNCHRONIZATION    PRO FORMA
                                      12/31/99       SPIN-OFF      ADJUSTMENTS (h)    12/31/99
                                      --------       --------     ---------------    --------

Net Sales                               $673.6      $        -       $      5.7        $679.3
                                        -------     ----------       ----------       -------
Costs and Expenses
  Cost of products sold                  322.2             -                4.6        326.8
  Selling, general and administrative     97.2           2.0 (a)            0.5         99.7
                                             -           0.4 (b)
                                             -          (0.4)(c)
  Advertising and promotion               67.6             -                0.4         68.0
  Research and development                11.9             -                0.2         12.1
  Interest expense                         2.6           8.9 (d)                        11.5
  Other financing items, net              (1.6)            -               (0.9)        (2.5)
                                        -------       -------            -------      -------
                                         499.9          10.9                4.8        515.6
                                        -------       -------            -------      -------
Earnings from Cont'g Ops Before Taxes    173.7         (10.9)               0.9        163.7

Income Taxes                             (69.0)          3.3 (e)           (0.6)       (64.2)
                                             -           2.1 (f)              -
                                        -------       -------            -------      -------
Earnings from Continuing Operations     $104.7        $ (5.5)         $     0.3       $ 99.5
                                        =======       =======         ==========      =======

Basic and Diluted Earnings Per Share
  From Continuing Operations (g)        $ 1.07                                         $ 1.02
                                        =======                                        =======

Weighted average shares of common
  stock (g)                               97.4                                           97.4
                                        =======                                        =======



(a)     To  reflect  the  incremental  costs  associated  with  becoming a stand-alone company including  board  of  director  costs,  stock  exchange  registration fees, shareholder record keeping  services,  external  financial  reporting,  treasury  services,  tax  planning  and compliance,  certain  legal  expenses  and  compensation  planning  and  administration.
(b)     To  adjust  pension  income  on  plan  assets  transferred  to  Energizer  plans  upon
Distribution.
(c)     To  eliminate  expense  of certain post retirement benefits to be retained by Ralston.
(d)     To  reflect the increase in interest expense associated with debt levels to be assumed at  Distribution  Date.  The  adjustment  reflects  an  interest  rate  of  7.0% for $150.0 of incremental  notes payable and 7.7% for $324.1 of incremental long-term debt.  The incremental notes payable will have a variable interest rate.  A 1/8% variation in the interest rate would change  interest  expense  by  $.1
(e)     To  reflect  taxes  as  if  Energizer  was  a  single,  stand-alone  U.S.  taxpayer.
(f)     To  reflect  tax  effect  of  the  above  pro  forma  adjustments.
(g)     The  number  of  shares  used  to  compute earnings per share is based on the weighted average number of basic shares of Ralston stock outstanding during the period adjusted for the distribution  of  one  share  of  Energizer  stock  for  each  three  shares of Ralston stock.
(h)     To  reflect  adjustments  related to the synchronization of international reporting as discussed  in  Note  3  to  the  Condensed  Financial  Statements.


                             ENERGIZER HOLDINGS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


BUSINESS  OVERVIEW
     Primary battery category sales declined for the quarter ended December 31, 2000, compared to the same quarter last year which experienced increased demand from retail customers and consumers in anticipation of potential disruptions related to the year 2000 date change. This was particularly significant in the U.S. According to A.C. Nielsen, the U.S. alkaline category declined 6% in October through December period compared to the same quarter last year, which had increased 28% over the prior year.

HIGHLIGHTS  /  OPERATING  RESULTS
     Net earnings for the quarter ended December 31, 2000 were $54.2 or $.57 per basic and diluted share compared to $104.7 or $1.07 per share for the quarter ended December 31, 1999. Net earnings decreased 48% primarily on significantly lower segment profit compared to heavy Y2K-driven sales demand in the first quarter last year. In addition, net financing costs increased reflecting debt assigned to Energizer in connection with the spin-off.

     Net sales for the quarter ended December 31, 2000 decreased $114.9 or 17% with declines in all geographic segments except South and Central America.

     Gross margin for the quarter decreased $84.7 or 24% on the lower sales. Gross margin percentage decreased from 52.2% in the quarter last year to 47.7% this year with declines in all segments reflecting lower sales.

     Selling, general and administrative expenses decreased $4.9, or 5%, on lower general corporate expenses and lower marketing and distribution costs in North America and Asia. Selling, general and administrative expenses as a percent of sales increased 2.1% to 16.5% in the current quarter due to lower sales.

     Advertising and promotion decreased $8.4 or 12% with declines in North America, Asia and Europe. Advertising and promotion as a percent of sales was 10.6% and 10.0% for the quarter ended December 31, 2000 and 1999, respectively.

     Energizer has historically reported results of international operations on a one-month lag. As such, prior year amounts represent results of international operations for September through November combined with the U.S. results for October through December. Beginning in fiscal 2001, Energizer has synchronized international operations' reporting to be consistent with U.S. reporting. The impact of the synchronization on the prior year first quarter results was to increase sales by $5.7 to $679.3 and net earnings by $.3 to $99.5. There was no impact on the reported pro forma earnings per share for the quarter. Pro forma results restated for the synchronization of the first quarter of fiscal 2000 are presented in Note 14 to the Condensed Financial Statements.

SEGMENT  RESULTS
     Operations are managed via four major geographic areas - North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information, as included in the tables in
Note 4 to the Condensed Financial Statements for the quarters ended December 31, 2000 and December 31, 1999, respectively.

 North  America
     Net sales to customers for North America decreased $92.0, or 22%, for the current quarter. Volume decreases accounted for $68.5 of the decline as compared to the heavy Y2K demand last year and reflecting retail inventory reductions in the current quarter. Unfavorable pricing and product mix also effected the quarter, driven primarily by increased promotional spending.

     At the consumer level, Energizer's alkaline share, as measured by A. C. Nielsen, increased 1.0 share point to 34.4 compared to the same quarter last year. Energizer's alkaline sales decreased 3%, as measured by A. C. Nielsen, compared to overall alkaline battery category decline of 6%.

     Segment profit decreased $54.6 for the quarter, a decrease of 38%. Gross margin decreased $59.3 for the quarter, with lower volume accounting for $38.5 of the decline and pricing and product mix the primary factor for the balance of the decline. Advertising and promotion and marketing and distribution expense decreased in the quarter.

 Asia  Pacific
     Net sales to customers for Asia Pacific were $100.9 for the current quarter, a decrease of $18.2 from reported sales in last year's first quarter. Adjusting for the impact of synchronizing reporting periods, sales declined
$15.7 or 14% compared to the same quarter last year. Unfavorable currency effects accounted for $8.9 of the decline. Lower volume versus the Y2K driven demand last year and unfavorable pricing and product mix accounted for the remaining decline.

     Segment profit for the quarter decreased $10.9 compared to reported results last year. Adjusting for the impact of synchronizing reporting periods, segment profit declined $9.1 or 25% with unfavorable currency effects accounting for $5.2 of the decrease. Absent currency effects, segment profit fell $3.9 on lower customer sales and lower intercompany sales, partially offset by lower advertising and promotion expenses.

South  and  Central  America
     Net sales to customers for South and Central America for the current quarter were $43.2, an increase of $1.1 from reported sales in last year's first quarter. Adjusting for the impact of synchronizing reporting periods, sales declined $.3 or 1% as unfavorable currency effects of $1.7 were partially offset by higher volume.

     Segment profit for the quarter decreased $1.3 or 19% compared to the synchronized quarter last year, primarily on unfavorable currency effect.

  Europe
     Net sales to customers for Europe decreased $5.8, or 6%, compared to results reported for the prior year quarter. Adjusting for the impact of synchronizing reporting periods, sales declined $11.6, or 12%, for the quarter. Absent the impact of currency devaluation of $15.1, sales increased 4% on higher alkaline volume from distribution gains in key customers and increased promotional activity.

     Segment profit for the quarter decreased $7.5 compared to the synchronized quarter last year, primarily on unfavorable currency effect. Absent currency effects, higher sales volumes were offset by increased promotional costs.

CORPORATE  EXPENSES
     Corporate expenses decreased $1.4 in the quarter on higher pension and royalty income partially offset by higher management expenses reflecting higher costs of operating as a stand-alone company.

RESTRUCTURING  ACTIVITY
     As of December 31, 2000, except for disposition of certain assets held for disposal, substantially all actions associated with the restructuring plans have been completed. Activities impacting the restructuring reserve during the quarter ended December 31, 2000 are presented in Note 6 to the Condensed Financial Statements.

INTEREST  EXPENSE  AND  OTHER  FINANCING  COSTS
     Interest expense increased $7.3 for the quarter reflecting incremental debt assumed by Energizer immediately prior to the spin-off. Other financing costs increased $2.7 reflecting the discount on the sale of accounts receivable under the financing arrangement, lower foreign exchange gains and lower investment income.

INCOME  TAXES
     Income taxes, which include federal, state and foreign taxes, were 41.5% of pre tax earnings in the current quarter, compared to 39.7% in the prior year quarter. The increase in the tax rate is due primarily to an unfavorable mix of U.S. and foreign earnings.

FINANCIAL  CONDITION
     Cash flow from continuing operations was $150.2 for the quarter ended December 31, 2000 compared to $60.6 for the same period in fiscal 2000. The increase in cash flow from continuing operations is due primarily to an additional $50.0 in cash received from the sale of accounts receivable, as discussed in Note 8 to the Condensed Financial Statements, and decreases in working capital during the quarter. Capital expenditures totaled $17.2 and $11.0 for the quarter ended December 31, 2000 and 1999, respectively. Energizer purchased approximately 2.3 million shares of treasury stock in the quarter ended December 31, 2000 for approximately $41.9. Working capital was $323.1 at December 31, 2000 compared to $401.7 at September 30, 2000, reflecting seasonal reductions in operating working capital.

     Energizer's total debt decreased from $505.0 at September 30, 2000 to $414.1 at December 31, 2000 as the excess cash generated from operations was used to pay down long-term debt.

     Energizer believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, although no guarantee can be given in this regard.

MARKET  RISK
     Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all interest rates would have an annual unfavorable impact of $1.3 on Energizer's net earnings and cash flows based on current debt levels.

 RECENTLY  ISSUED  ACCOUNTING  STANDARDS
     See  discussion  in  Note  13  to  the  Condensed  Financial  Statements.

FORWARD-LOOKING  STATEMENTS
     Statements in this document that are not historical, particularly statements regarding the continued availability of credit facilities, the ability to meet liquidity requirements, and the impact of changes in interest rates, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Energizer's ability to maintain compliance with its debt covenants, as well as changes in its operating cash flows, could limit its ability to meet future operating expenses and such liquidity requirements, fund capital expenditures, and service its debt as it becomes due. The impact of adverse interest rate changes could be more significant than anticipated, particularly if general economic conditions in the countries in which Energizer operates deteriorate as well. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, its Annual Report on Form 10-K for the Year ended September 30, 2000, and its Current Report on From 8-K dated April 25, 2000.


PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  4  --  Submission  of  Matter  to  a  Vote  of  Security  Holders

The Company held its Annual Meeting of Shareholders on January 29, 2001, for the purpose of electing three directors to serve three-year terms ending at the Annual Meeting held in 2004 and one director to serve a two-year term ending at the Annual Meeting held in 2003, and to approve the adoption of the Energizer Holdings, Inc. 2000 Incentive Stock Plan.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

                                    VOTES           VOTES
                                     FOR           WITHHELD
Robert A. Pruzan                 79,812,745       1,708,298
F. Sheridan Garrison             79,177,685       2,343,358
R. David Hoover                  77,778,243       3,742,800
H. Fisk Johnson                  79,314,581       2,206,462




                                    VOTES            VOTES          VOTES
                                     FOR            AGAINST       ABSTAINED
Adoption of the Energizer
Holdings, Inc. 2000 Incentive
 Stock Plan                      70,096,069      10,981,435        443,539


Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits  Required  by  Item  601  of  Regulation  S-K

     The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report:

     10(i)          Form  of Non-Qualified Stock Option dated November 20, 2000*

     10(ii)          Form  of  2000  Restricted Stock Equivalent Agreement dated
               November  20,  2000*

     10(iii)          Form  of  Change  of  Control  Employment  Agreement dated
               November  20,  2000*

*Denotes  a  management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form  8-K

     A Current Report on Form 8-K dated October 31, 2000 was filed to set forth Energizer's press release of its fourth quarter and fiscal 2000 results.


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

                                    ENERGIZER  HOLDINGS,  INC.
                                    -----------------------------------------
                                    Registrant



                                    By:  /s/ Daniel J. Sescleifer
                                         Daniel J. Sescleifer
                                         Executive Vice President,
                                         Finance and Control


Date:  February  9,  2001

EXHIBIT  INDEX
----------------------


     10(i)     Form  of  Non-Qualified Stock Option dated November 20, 2000

     10(ii) Form of 2000 Restricted Stock Equivalent Agreement dated November 20, 2000

     10(iii) Form of Change of Control Employment Agreement dated November 20, 2000