Form 10-Q
period 2001-03-31
ENERGIZER HOLDINGS INC
filed 2001-05-08
CIK 1096752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

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

                         YES:   X     NO:  _____
                              ---

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 1, 2001.

                                         91,708,011
                                    ---------------------

PART  I  -     FINANCIAL  INFORMATION



                                      ENERGIZER HOLDINGS, INC.
                                 CONSOLIDATED STATEMENT OF EARNINGS
                                             (CONDENSED)
                                  (DOLLARS IN MILLIONS--UNAUDITED)


                                                                QUARTER ENDED     SIX MONTHS ENDED
                                                                  MARCH 31,           MARCH 31,
                                                                 2001    2000     2001       2000
                                                                 ----    ----     ----       ----

Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . .  $351.9   $359.9   $910.6   $1,033.5
                                                                -------  -------  -------  ---------
Costs and Expenses
  Cost of products sold. . . . . . . . . . . . . . . . . . . .   189.6    192.6    481.6      514.8
  Selling, general and administrative. . . . . . . . . . . . .   100.0    101.1    192.3      198.3
  Advertising and promotion. . . . . . . . . . . . . . . . . .    32.4     33.9     91.6      101.5
  Research and development . . . . . . . . . . . . . . . . . .    11.1     14.2     22.6       26.1
  Costs related to spin-off. . . . . . . . . . . . . . . . . .       -      5.5        -        5.5
  Loss on disposition of Spanish affiliate . . . . . . . . . .       -     15.7        -       15.7
  Interest expense . . . . . . . . . . . . . . . . . . . . . .     8.8      2.9     18.7        5.5
  Other financing items, net . . . . . . . . . . . . . . . . .     0.5     (1.9)     1.6       (3.5)
                                                                -------  -------  -------  ---------
                                                                 342.4    364.0    808.4      863.9
                                                                -------  -------  -------  ---------

Earnings (Loss) from Continuing Operations before Income Taxes     9.5     (4.1)   102.2      169.6

Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .    (3.9)    19.8    (42.4)     (49.2)
                                                                -------  -------  -------  ---------

Earnings from Continuing Operations. . . . . . . . . . . . . .     5.6     15.7     59.8      120.4

Net Gain on Disposition of Discontinued Operations . . . . . .       -      1.2        -        1.2
                                                                -------  -------  -------  ---------

Net Earnings . . . . . . . . . . . . . . . . . . . . . . . . .  $  5.6   $ 16.9   $ 59.8   $  121.6
                                                                =======  =======  =======  =========


Basic Earnings Per Share:
  Earnings from Continuing Operations. . . . . . . . . . . . .  $ 0.06   $ 0.17   $ 0.64   $   1.24
  Net Gain on Disposition of Discontinued Operations . . . . .       -     0.01        -       0.01
                                                                -------  -------  -------  ---------
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.06   $ 0.18   $ 0.64   $   1.25
                                                                =======  =======  =======  =========

Diluted Earnings Per Share:
  Earnings from Continuing Operations. . . . . . . . . . . . .  $ 0.06   $ 0.17   $ 0.63   $   1.24
  Net Gain on Disposition of Discontinued Operations . . . . .       -     0.01        -       0.01
                                                                -------  -------  -------  ---------
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.06   $ 0.18   $ 0.63   $   1.25
                                                                =======  =======  =======  =========

                      See accompanying Notes to Condensed Financial Statements.


                            ENERGIZER HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS - UNAUDITED)

                                                   MARCH 31,  SEPTEMBER 30,
                                                     2001        2000
                                                     ----        ----
ASSETS
Current  Assets

  Cash and cash equivalents. . . . . . . . . . .  $   16.3   $   11.9
  Trade receivables, less allowance for doubtful
    accounts of  $12.6 and $12.5, respectively .     179.1      180.6
  Inventories
    Raw materials and supplies . . . . . . . . .      50.8       64.0
    Work in process. . . . . . . . . . . . . . .      98.5       87.0
    Finished products. . . . . . . . . . . . . .     243.1      308.1
                                                  ---------  ---------
      Total Inventory. . . . . . . . . . . . . .     392.4      459.1
  Other current assets . . . . . . . . . . . . .     185.3      278.7
                                                  ---------  ---------
    Total Current Assets . . . . . . . . . . . .     773.1      930.3
                                                  ---------  ---------

Investments and Other Assets . . . . . . . . . .     366.3      377.8

Property at Cost . . . . . . . . . . . . . . . .   1,036.5    1,019.8
  Accumulated depreciation . . . . . . . . . . .     557.5      534.4
                                                  ---------  ---------
                                                     479.0      485.4
                                                  ---------  ---------
      Total. . . . . . . . . . . . . . . . . . .  $1,618.4   $1,793.5
                                                  =========  =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Notes payable. . . . . . . . . . . . . . . . .  $  144.8   $  135.0
  Accounts payable . . . . . . . . . . . . . . .      84.9      145.0
  Other current liabilities. . . . . . . . . . .     201.1      248.6
                                                  ---------  ---------
    Total Current Liabilities. . . . . . . . . .     430.8      528.6

Long-Term Debt . . . . . . . . . . . . . . . . .     320.0      370.0

Other Liabilities. . . . . . . . . . . . . . . .     166.7      156.7

Shareholders Equity

  Common Stock . . . . . . . . . . . . . . . . .       1.0        1.0
  Additional Paid in Capital . . . . . . . . . .     783.9      783.9
  Retained Earnings. . . . . . . . . . . . . . .     116.3       59.8
  Treasury Stock . . . . . . . . . . . . . . . .     (79.6)         -
  Accumulated Other Comprehensive Income . . . .    (120.7)    (106.5)
                                                  ---------  ---------
    Total Shareholders Equity. . . . . . . . . .     700.9      738.2

      Total. . . . . . . . . . . . . . . . . . .  $1,618.4   $1,793.5
                                                  =========  =========

            See accompanying Notes to Condensed Financial Statements.





                              ENERGIZER HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                      SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                     (CONDENSED)
                          (DOLLARS IN MILLIONS - UNAUDITED)


                                                               SIX MONTHS ENDED MARCH 31,
                                                                    2001        2000
                                                                    ----        ----
CASH  FLOW  FROM  OPERATIONS
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .  $  59.8   $ 121.6
  Net income from discontinued operations. . . . . . . . . . . .        -      (1.2)
  Loss on disposition of Spanish affiliate . . . . . . . . . . .        -      15.7
  Non-cash items included in income. . . . . . . . . . . . . . .     50.9      30.9
  Sale of accounts receivable, net . . . . . . . . . . . . . . .    (26.0)        -
  Changes in assets and liabilities used in operations . . . . .     56.9      15.7
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .      3.9      (4.3)
                                                                  --------  --------
    Cash flow from continuing operations . . . . . . . . . . . .    145.5     178.4
    Cash flow from discontinued operations . . . . . . . . . . .        -      54.7
                                                                  --------  --------
      Net cash flow from operations. . . . . . . . . . . . . . .    145.5     233.1
                                                                  --------  --------

CASH FLOW FROM INVESTING ACTIVITIES
  Property additions . . . . . . . . . . . . . . . . . . . . . .    (36.0)    (30.7)
  Proceeds from sale of OEM business . . . . . . . . . . . . . .        -      20.0
  Proceeds from sale of Spanish affiliate. . . . . . . . . . . .        -       1.4
  Proceeds from sale of property . . . . . . . . . . . . . . . .      5.3       1.5
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .      1.1      (2.6)
                                                                  --------  --------
    Cash used by investing activities - continuing operations. .    (29.6)    (10.4)
    Cash used by investing activities - discontinued operations.        -      (0.7)
                                                                  --------  --------
      Net cash used by investing activities. . . . . . . . . . .    (29.6)    (11.1)
                                                                  --------  --------

CASH FLOW FROM FINANCING ACTIVITIES
    Net cash proceeds from issuance of long-term debt. . . . . .        -         -
    Principal payments on long-term debt (including current
      maturities). . . . . . . . . . . . . . . . . . . . . . . .    (50.0)     (1.3)
    Net increase (decrease) in notes payable . . . . . . . . . .     14.5      (0.3)
    Treasury stock purchases . . . . . . . . . . . . . . . . . .    (79.6)        -
    Net transactions with Ralston. . . . . . . . . . . . . . . .        -    (230.2)
                                                                  --------  --------
      Net cash used by financing activities. . . . . . . . . . .   (115.1)   (231.8)
                                                                  --------  --------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . .     (0.5)      0.1
                                                                  --------  --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . .      0.3      (9.7)

Cash and Cash Equivalents, Beginning of Period (1) . . . . . . .     16.0      27.8

Cash and Cash Equivalents, End of Period . . . . . . . . . . . .  $  16.3   $  18.1
                                                                  ========  ========

Non-Cash Transactions:
  Debt assigned by Ralston . . . . . . . . . . . . . . . . . . .  $     -   $ 478.0
                                                                  --------  --------


(1) The cash and cash equivalents balance at the beginning of the current year has been adjusted by $4.1 to reflect the elimination of the one month reporting lag used by the international operations as discussed in Note 3 to the Condensed Financial Statements.

              See accompanying Notes to Condensed Financial Statements.




                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                        (DOLLARS IN MILLIONS - UNAUDITED)

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

The effects of the change on the quarter and six months ended March 31, 2000 are presented in Note 15. The effect of the change is not significant to the balance sheet or cash flow, and as a result, the September 30, 2000 balance sheet and the historical basis cash flow for the six months ended March 31, 2000 have not been adjusted.

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



                                         FOR THE QUARTER ENDED MARCH 31,
                                                                    SYNCHRONIZED PRO
                                  2001         2000 AS REPORTED       FORMA 2000*
                                  ----         ----------------    -----------------
                             TOTAL   EXTERNAL   TOTAL   EXTERNAL   TOTAL    EXTERNAL
Net Sales . . . . . . . . .  SALES   SALES      SALES   SALES      SALES     SALES
                             ------  ---------  ------  ---------  ------  ---------
     North America. . . . .  $209.3  $   188.8  $182.8  $   162.8  $180.5  $   160.5
     Asia Pacific . . . . .    86.1       78.7   108.2       95.8   101.1       86.5
     Europe . . . . . . . .    55.3       54.3    73.5       73.1    62.2       61.8
     South & Central America   33.0       30.1    32.6       28.2    31.2       26.6
                             ------  ---------  ------  ---------  ------  ---------
            Total Net Sales             $351.9          $   359.9             $335.4
                                        ======          =========             ======



                                         FOR THE SIX MONTHS ENDED MARCH 31,
                                                                    SYNCHRONIZED PRO
                                   2001          2000 AS REPORTED      FORMA 2000*
                                   ----          ----------------       -----------
                              TOTAL   EXTERNAL   TOTAL   EXTERNAL   TOTAL   EXTERNAL
Net Sales. . . . . . . . . .  SALES   SALES      SALES   SALES      SALES   SALES
                              ------  ---------  ------  ---------  ------  ---------
     North America . . . . .  $567.0  $   517.2  $631.7  $   583.2  $630.9  $   581.9
     Asia Pacific. . . . . .   198.1      179.6   246.6      214.9   235.8      203.1
     Europe. . . . . . . . .   142.6      140.5   166.0      165.1   160.4      159.6
     South & Central America    78.1       73.3    79.3       70.3    79.8       70.1
                              ------  ---------  ------  ---------  ------  ---------
           Total Net Sales .          $   910.6          $ 1,033.5          $ 1,014.7
                                         ======             ======             ======



                                                   FOR THE QUARTER ENDED MARCH 31,
                                                          2000 AS   SYNCHRONIZED
                                                   2001   REPORTED  PRO FORMA 2000*
                                                   ----   --------  ---------------
OPERATING PROFIT BEFORE UNUSUAL ITEMS AND
 AMORTIZATION

     North America . . . . . . . . . . . . . . . . .  $ 37.8   $ 24.8   $ 24.3
     Asia Pacific. . . . . . . . . . . . . . . . . .    14.7     22.7     18.5
     Europe. . . . . . . . . . . . . . . . . . . . .    (7.0)     1.0     (3.4)
     South and Central America . . . . . . . . . . .     1.0      2.7      2.3
                                                      -------  -------  -------
          TOTAL SEGMENT PROFITABILITY. . . . . . . .    46.5     51.2     41.7
     General Corporate Expenses. . . . . . . . . . .   (10.9)   (12.7)   (15.7)
     Research and Development Expense. . . . . . . .   (11.1)   (14.2)   (14.1)
                                                      -------  -------  -------
          Operating Profit before Unusual Items and
               Amortization. . . . . . . . . . . . .    24.5     24.3     11.9
     Costs related to spin-off . . . . . . . . . . .       -     (5.5)    (5.5)
     Loss on disposition of Spanish affiliate. . . .       -    (15.7)   (15.7)
     Amortization of Intangibles . . . . . . . . . .    (5.7)    (6.2)    (6.0)
     Interest and Other Financial Items. . . . . . .    (9.3)    (1.0)    (7.9)
                                                      -------  -------  -------
          Total Earnings (Loss)  Before Income Taxes  $  9.5   $ (4.1)  $(23.2)
                                                      =======  =======  =======



                                                 FOR THE SIX MONTHS ENDED MARCH 31,
                                                         2000 AS    SYNCHRONIZED
                                                   2001  REPORTED  PRO FORMA 2000*
                                                   ----  --------  -------------
OPERATING  PROFIT  BEFORE  UNUSUAL  ITEMS  AND
AMORTIZATION

     North America. . . . . . . . . . . . . . . . .  $128.7   $170.3   $170.0
     Asia Pacific . . . . . . . . . . . . . . . . .    41.8     60.7     54.7
     Europe . . . . . . . . . . . . . . . . . . . .    (5.9)     8.9      5.2
     South and Central America. . . . . . . . . . .     6.7      9.4      9.3
                                                     -------  -------  -------
          TOTAL SEGMENT PROFITABILITY . . . . . . .   171.3    249.3    239.2
     General Corporate Expenses . . . . . . . . . .   (14.9)   (18.1)   (22.3)
     Research and Development Expense . . . . . . .   (22.6)   (26.1)   (26.2)
                                                     -------  -------  -------
          Operating Profit before Unusual Items and
               Amortization . . . . . . . . . . . .   133.8    205.1    190.7
     Costs related to spin-off. . . . . . . . . . .       -     (5.5)    (5.5)
     Loss on disposition of Spanish affiliate . . .       -    (15.7)   (15.7)
     Amortization of Intangibles. . . . . . . . . .   (11.3)   (12.3)   (12.1)
     Interest and Other Financial Items . . . . . .   (20.3)    (2.0)   (16.9)
                                                     -------  -------  -------
          Total Earnings  Before Income Taxes . . .  $102.2   $169.6   $140.5
                                                     =======  =======  =======

Supplemental product information is presented below for revenues from external customers.


                                           FOR THE QUARTER ENDED MARCH 31,
                                                  2000 AS    SYNCHRONIZED
                                        2001      REPORTED   PRO FORMA 2000*
                                       -----   --------   ---------------
 Net Sales
   Alkaline Batteries               . .  $218.0    $201.6      $188.3
   Carbon Zinc Batteries                   61.1      80.6        71.8
   Lighting Products. .                    25.9      29.8        27.7
   Miniature Batteries.                    17.2      14.1        14.6
   Other. . . . . . . .                    29.7      33.8        33.0
                                         ------    ------      ------
          Total Net Sales                $351.9    $359.9      $335.4
                                         ======    ======      ======




                                        FOR THE SIX MONTHS ENDED MARCH 31,
                                                 2000 AS     SYNCHRONIZED
                                         2001    REPORTED    PRO FORMA 2000*
                                        -----   ---------   ---------------
Net Sales
   Alkaline Batteries . .               $616.2    $  687.6     $  675.9
   Carbon Zinc Batteries.                142.5       179.3        172.9
   Lighting Products. . .                 57.4        71.0         71.1
   Miniature Batteries. .                 33.7        31.9         32.0
   Other. . . . . . . . .                 60.8        63.7         62.8
                                        ------    -------      --------
          Total Net Sales               $910.6    $1,033.5     $1,014.7
                                        ======    ========     ========


* For comparable purposes, pro forma results for prior periods have been adjusted to reflect the impact of the spin-off from Ralston Purina Company and the elimination of the one-month lag in reporting of Energizer's international operations. See further discussion in Note 3.

NOTE 5 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents. For the quarter and six months ended March 31, 2000, shares used in the earnings per share calculation are based on the weighted average number of shares of Ralston common stock outstanding adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2001 and 2000, respectively.


                                                      Quarter Ended  Six Months Ended
                                                        March 31,       March 31,
                                                        ---------       ---------
                                                       2001   2000   2001     2000
                                                       ----   ----   ----     ----
Numerator
  Numerator  for  basic  earnings  per  share  -
    Earnings from continuing operations. . . . . . . .  $ 5.6  $15.7  $59.8  $120.4
  Effect of dilutive securities. . . . . . . . . . . .      -      -      -       -
                                                        -----  -----  -----  ------

  Numerator for dilutive earnings per share -
    Earnings from continuing operations. . . . . . . .  $ 5.6  $15.7  $59.8  $120.4
                                                        -----  -----  -----  ------
    Net gain on disposition of discontinued operations  $   -  $ 1.2  $   -  $  1.2
                                                        -----  -----  -----  ------
    Net earnings . . . . . . . . . . . . . . . . . . .  $ 5.6  $16.9  $59.8  $121.6
                                                        =====  =====  =====  ======

Denominator
  Denominator for basic earnings per share -
    Weighted average shares. . . . . . . . . . . . . .   92.2   96.0   93.5    96.7
                                                        =====  =====  =====  ======

  Effect of dilutive securities
    Stock Options. . . . . . . . . . . . . . . . . . .    1.4      -    1.0       -
    Restricted Stock Equivalents . . . . . . . . . . .    0.5      -    0.5       -
                                                        -----  -----  -----  ------
                                                          1.9      -    1.5       -

  Denominator for dilutive earnings per share -
    Weighted-average shares and assumed conversions. .   94.1   96.0   95.0    96.7
                                                        =====  =====  =====  ======

Basic earnings per share:
  Earnings from continuing operations. . . . . . . . .  $0.06  $0.17  $0.64  $ 1.24
  Net gain on disposition of discontinued operations .      -   0.01      -    0.01
                                                        -----  -----  -----  ------
    Net earnings . . . . . . . . . . . . . . . . . . .  $0.06  $0.18  $0.64  $ 1.25
                                                        =====  =====  =====  ======

Diluted earnings per share:
  Earnings from continuing operations. . . . . . . . .  $0.06  $0.17  $0.63  $ 1.24
  Net gain on disposition of discontinued operations .      -   0.01      -    0.01
                                                        -----  -----  -----  ------
    Net earnings . . . . . . . . . . . . . . . . . . .  $0.06  $0.18  $0.63  $ 1.25
                                                        =====  =====  =====  ======


NOTE 6 - Discontinued operations consist of Energizer's worldwide rechargeable Original Equipment Manufacturers' (OEM) business, which was sold to Moltech Corporation for $20.0 in November, 1999. The OEM business is accounted for as a discontinued operation in Energizer's consolidated financial statements. The prior year quarter and six-month results include an after-tax gain of $1.2 on the disposition of discontinued operations related to the final settlement of the sale transaction.

NOTE 7 - As of March 31, 2001, except for the disposition of certain assets held for disposal, substantially all actions associated with restructuring plans have been completed. Activities impacting the restructuring reserve during the six months ended March 31, 2001, are presented in the following table:

       Balance at September 30, 2000              $ 3.9
       Provisions / Reversals                        -
       Activity                                     (.8)
                                                  -----
       Balance at March 31, 2001                  $ 3.1
                                                  =====

Energizer continues to review its worldwide production capacity in light of consumption demand trends, particularly the continuing shift from carbon zinc to alkaline products.


NOTE 8 - The components of total comprehensive income for the quarter and six months ended March 31, 2001 and 2000, respectively, are shown in the following tables:




                                                  Quarter  Ended  March  31,

                                                            2001    2000
                                                          -------  ------
Net earnings . . . . . . . . . . . . . . . . . . . . . .  $  5.6   $16.9
Other comprehensive income items:
    Foreign currency translation adjustments . . . . . .   (12.1)   (8.1)
    Write-off translation balance of disposed affiliate.             9.7
                                                          -------  ------
Total comprehensive income (loss). . . . . . . . . . . .  $ (6.5)  $18.5
                                                          =======  ======



                                                     Six Months Ended March 31,
                                                           2001     2000
                                                          ------  -------
Net earnings . . . . . . . . . . . . . . . . . . . . . .  $59.8   $121.6
Other comprehensive income items:
    Foreign currency translation adjustments related to
    elimination of one month reporting lag (see note 3).   (4.4)        -
    Foreign currency translation adjustments . . . . . .   (9.8)   (11.1)
    Write-off translation balance of disposed affiliate.             9.7
                                                          ------  -------
Total comprehensive income . . . . . . . . . . . . . . .  $45.6   $120.2
                                                          ======  =======



NOTE 9 - Energizer has an agreement to sell, on an ongoing basis, a pool of domestic trade accounts receivable to a wholly owned bankruptcy-remote subsidiary of Energizer. The subsidiary qualifies as a Special Purpose Entity
(SPE), under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The SPE's sole purpose is the acquisition of receivables from Energizer and the sale of its interests in the receivables to a multi-seller receivables securitization company. The SPE is not consolidated for financial reporting purposes. Energizer's investment in the SPE is classified as Other Current Assets on the Consolidated Balance Sheet as disclosed in Note 10 below.

As of March 31, 2001, Energizer has sold $153.1 of outstanding accounts receivable to the SPE. The SPE has sold the receivables to an unrelated third party for $74.0 in cash, a decrease of $26.0 from the accounts receivable sold as of September 30, 2000. Energizer's SPE retains a subordinated retained interest in the remaining $79.1 of receivables. The net proceeds of the transaction were used to reduce various debt instruments. The net repayment of $26.0 is reflected as operating cash flows in the Consolidated Statement of Cash Flows.

NOTE  10  -  Other  Current  Assets  consist  of  the  following:


                                     March  31,     September 30,
                                       2001             2000
                                     ------         ------------
Investment in SPE. . . . . .         $ 79.1            $157.1
Miscellaneous receivables. .           28.3              36.6
Deferred income tax benefits           39.0              38.9
Prepaid expenses . . . . . .           38.3              44.1
Other current assets . . . .             .6               2.0
                                     ------            ------
                                     $185.3            $278.7
                                     ======            ======


NOTE  11  -  Investments  and  Other  Assets  consist  of  the  following:

                                   March 31,      September 30,
                                     2001              2000
                                    -----             ------
Goodwill. . . . . . . . . . . . .    $ 159.1         $ 168.0
Other intangible assets . . . .         76.7            82.4
Pension asset . . . . . . . . . .      107.4           102.0
Deferred charges and other assets       23.1            25.4
                                     -------          ------
                                     $ 366.3          $377.8
                                     =======          ======

NOTE  12  -  Other  Liabilities  consist  of  the  following:

                                   March 31,      September 30,
                                     2001             2000
                                   ------             ------
Postretirement benefits liability   $ 89.7            $ 87.7
Other non-current liabilities . .     77.0              69.0
                                    ------         ----------
                                    $166.7            $156.7
                                    ======         ==========

NOTE 13 - In September 2000, Energizer's Board of Directors approved a share repurchase plan authorizing the repurchase of up to 5 million shares of Energizer's common stock. As of March 31, 2001, Energizer had purchased approximately 3.8 million shares under the authorization.

NOTE 14 - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000, issued Statement of Financial Accounting Standards No. 138 (SFAS 138), an amendment of SFAS 133. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Energizer adopted the provisions of SFAS 133 in the first quarter of fiscal 2001. The implementation of this standard did not have a material effect on its consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. The Emerging Issues Task Force (EITF) issued EITF 00-10, 00-14, and 00-25. EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," provides guidance on earnings statement classification of amounts billed to customers for shipping and handling. EITF 00-14, "Accounting for Certain Sales Incentives," provides guidance on accounting for discounts, coupon, rebates and free product. EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," provides guidance on accounting for considerations other than those directly addressed in EITF 00-14. Energizer will be required to adopt SAB 101 and EITF 00-10 no later than the fourth quarter of fiscal year 2001 and EITF 00-14 and EITF 00-25 no later than the second quarter of fiscal year 2002. Energizer does not expect the adoption of these statements to have a material effect on its results of operations, however, certain reclassifications may be necessary.

NOTE 15 - The pro forma consolidated statement of earnings for the quarter and six months ended March 31, 2000 presents the consolidated results of Energizer's operations assuming the spin-off and the synchronization of the international reporting periods (as discussed in Note 3 above) had occurred as of October 1, 1999. Such statements of earnings have been prepared by adjusting the historical statement of earnings to indicate the effect of estimated costs and expenses and the recapitalization associated with the spin-off.

The pro forma statements of earnings may not necessarily reflect the combined results of operations that would have existed had the spin-off been effected on the date specified nor are they necessarily indicative of future results.




                                             ENERGIZER HOLDINGS, INC.
                                   PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                                        THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                          PRO FORMA      REPORTING
                                           HISTORICAL    ADJUSTMENTS   SYNCHRONIZATION     PRO FORMA
                                           3/31/2000      SPIN-OFF     ADJUSTMENTS (h)     3/31/2000
                                         -------------  -----------    ---------------    -----------
Net Sales . . . . . . . . . . . . . . .  $      359.9   $       -          $(24.5)         $   335.4
                                         -------------  -----------    --------------     -----------
Costs and Expenses
  Cost of products sold . . . . . . . .         192.6           -           (13.0)             179.6
  Selling, general and administrative .         101.1         2.0(a)         (0.3)             102.8
                                                    -         0.4(b)
                                                    -        (0.4)(c)
  Advertising and promotion . . . . . .          33.9           -            (0.9)              33.0
  Research and development. . . . . . .          14.2           -            (0.1)              14.1
  Costs related to spin-off . . . . . .           5.5                                            5.5
  Loss on disposition of Spanish
   affiliate. . . . . . . . . . . . . .          15.7                                           15.7
  Interest expense. . . . . . . . . . .           2.9         8.2(d)         (0.3)              10.8
  Other financing items, net. . . . . .          (1.9)                       (1.0)              (2.9)
                                         -------------      -------        -------            -------
                                                364.0        10.2           (15.6)             358.6
                                         -------------      -------        -------            -------
Loss from Cont'g Ops Before Taxes . . .          (4.1)      (10.2)           (8.9)             (23.2)

Income Taxes. . . . . . . . . . . . . .          19.8       (26.7)(e)         3.6                3.0
                                                              6.3 (f)           -
                                         -------------      -------        -------            -------

Earnings (Loss) from Cont'g Operations.  $       15.7      $(30.6)         $ (5.3)            $(20.2)
                                         =============     =======         =======            =======

Basic and Diluted Earnings (Loss)
Per ShareFrom Continuing
Operations (g)                            $       .17                                         $ (.21)
                                         =============                                        =======

Weighted average shares of
common stock (g)                                96.0                                            96.0
                                         =============                                        =======


(a) To reflect the incremental costs associated with becoming a stand-alone company including board of director costs, stock exchange registration fees, shareholder record keeping services, external financial reporting, treasury services, tax planning and compliance, certain legal expenses and compensation planning and administration.
(b) To adjust pension income on plan assets transferred to Energizer plans upon Distribution.
(c) To eliminate expense of certain post retirement benefits retained by Ralston.
(d) To reflect the increase in interest expense associated with debt levels to be assumed as part of the spin-off. The adjustment reflects an interest rate of 6.8% for $100.0 of incremental notes payable and 7.4% for $351.3 of incremental long-term debt. Approximately $303.0 of the incremental debt has a variable interest rate. A 1/8% variation in the interest rate would change interest expense by $.1.
(e)    To reflect taxes as if Energizer was a single, stand-alone U.S. taxpayer.
(f)     To  reflect  tax  effect  of  the  above  pro  forma  adjustments.
(g) The number of shares used to compute earnings per share is based on the weighted average number of basic shares of Ralston stock outstanding during the period adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock.
(h) To reflect adjustments related to the synchronization of international reporting as discussed in Note 3 to the Condensed Financial Statements.





                                  ENERGIZER HOLDINGS, INC.
                        PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                              SIX MONTHS ENDED MARCH 31, 2000
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                           PRO FORMA     REPORTING
                                            HISTORICAL     ADJUSTMENTS   SYNCHRONIZATION  PRO FORMA
                                             3/31/2000     SPIN-OFF      ADJUSTMENTS (h)  3/31/2000
Net Sales . . . . . . . . . . . . . . . . .  $1,033.5      $    -         $(18.8)         $1,014.7
                                             ---------     -------        -------        ---------

Costs and Expenses
  Cost of products sold . . . . . . . . . .     514.8          -            (8.4)            506.4
  Selling, general and administrative . . .     198.3        4.0(a)          0.2             202.5
                                                             0.8(b)
                                                            (0.8)(c)
  Advertising and promotion . . . . . . . .     101.5        -              (0.5)            101.0
  Research and development. . . . . . . . .      26.1        -               0.1              26.2
  Costs related to spin-off . . . . . . . .       5.5                                          5.5
  Loss on disposition of Spanish
   affiliate. . . . . . . . . . . . . . . .      15.7                                         15.7
  Interest expense. . . . . . . . . . . . .       5.5       17.1(d)         (0.3)             22.3
  Other financing items, net. . . . . . . .      (3.5)       -              (1.9)             (5.4)
                                              ---------  -------          -------         ---------
                                                863.9       21.1           (10.8)            874.2
                                              ---------  -------          -------         ---------

Earnings from Cont'g Ops Before
 Taxes. . . . . . . . . . . . . . . . . . .     169.6      (21.1)           (8.0)            140.5

Income Taxes. . . . . . . . . . . . . . . .     (49.2)     (23.4)(e)         3.0             (61.2)
                                                             8.4 (f)
                                              ---------  -------          -------         ---------

Earnings from Continuing
Operations. . . . . . . . . . . . . . . . .  $  120.4     $(36.1)        $ (5.0)          $   79.3
                                             =========    =======        =======          =========

Basic and Diluted Earnings Per Share
  From Continuing Operations (g). . . . . .  $   1.24                                     $     .82
                                             ========                                     =========

Weighted average shares of common stock (g)
                                                 96.7                                         96.7
                                             =========                                       =======



(a) To reflect the incremental costs associated with becoming a stand-alone company including board of director costs, stock exchange registration fees, shareholder record keeping services, external financial reporting, treasury services, tax planning and compliance, certain legal expenses and compensation planning and administration.
(b) To adjust pension income on plan assets transferred to Energizer plans upon Distribution.
(c) To eliminate expense of certain post retirement benefits retained by Ralston.
(d) To reflect the increase in interest expense associated with debt levels to be assumed at Distribution Date. The adjustment reflects an interest rate of 6.7% for $67.0 of incremental notes payable and 7.2% for $411.0 of incremental long-term debt. Approximately $303.0 of the incremental debt has a variable interest rate. A 1/8% variation in the interest rate would change interest expense by $.2.
(e)    To reflect taxes as if Energizer was a single, stand-alone U.S. taxpayer.
(f)     To  reflect  tax  effect  of  the  above  pro  forma  adjustments.
(g) The number of shares used to compute earnings per share is based on the weighted average number of basic shares of Ralston stock outstanding during the period adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock.
(h) To reflect adjustments related to the synchronization of international reporting as discussed in Note 3 to the Condensed Financial Statements.




                             ENERGIZER HOLDINGS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


BUSINESS  OVERVIEW
     Primary battery category sales, particularly in the U.S., declined for the six months ended March 31, 2001, compared to the same period last year. Increased demand in the prior year from retail customers and consumers in anticipation of potential disruptions related to the year 2000 date change drove significant increases in the category. Following December 31, 1999, consumer consumption moderated and retailers returned to more normal inventory levels, depressing sales, mainly in the quarter ended March 31, 2000.

     A number of key currencies in the Europe and Asia Pacific regions have remained at relatively low valuation levels versus the U.S. dollar for the six months ended March 31, 2001. These currency valuations have had a significant unfavorable impact on Energizer's results as a large part of product cost is closely tied to the U.S dollar and local currency price increases taken in response to currency devaluation have not been sufficient to fully mitigate the level of currency declines.

REPORTING  PERIOD  SYNCHRONIZATION
     Energizer has historically reported results of international operations on a one-month lag. As such, prior year six-month amounts represent results of international operations for September through February combined with the U.S. results for October through March. Beginning in fiscal 2001, Energizer has synchronized international operations' reporting to be consistent with U.S. reporting.

     The impact of the synchronization on the prior year six-month results was to decrease sales by $18.8 to $1,014.7 and net earnings by $5.0 to $116.6. The impact of the synchronization on the prior year quarter results was to decrease sales by $24.5 to $335.4 and net earnings by $5.3 to $11.6. The impact of the synchronization on the prior year quarter and six-months reported earnings per share was a decrease of $.05 per share. All discussions below refer to comparisons of current period results to synchronized prior year results. Synchronization adjustments to reported results and segment data for the second quarter and first six months of fiscal 2000 are presented in Notes to Condensed Financial Statements number 15 and 4, respectively.

HIGHLIGHTS  /  OPERATING  RESULTS
     Net earnings for the six months ended March 31, 2001 were $59.8 or $.64 per basic share and $.63 per diluted share compared to $116.6 or $1.20 per basic and diluted share for the six months ended March 31, 2000. Prior year net earnings include a net gain on disposition of discontinued operations of $1.2, or $.01 per share, related to the final settlement of the sale of discontinued operations. Discontinued operations consist of Energizer's Original Equipment Manufacturers' (OEM) rechargeable battery business sold on November 1, 1999 as discussed in Note 6 to the Condensed Financial Statements. The prior year six-month results also include one-time after-tax spin-off costs of $3.3, a pre-tax loss of $15.7 on the disposition of Energizer's Spanish affiliate and related capital loss tax benefits of $24.4. Excluding these items, earnings from continuing operations would have been $110.0 or $1.14 per share for the prior six-month period.

     For the quarter ended March 31, 2001, net earnings were $5.6 or $.06 per basic and diluted share compared to $11.6 or $.12 per share for the quarter ended March 31, 2000. The prior year quarter includes all of the unusual items discussed in the previous paragraph. Excluding these items, earnings from continuing operations would have been $5.0 or $.05 per share for the prior year quarter.

     Net sales for the six months ended March 31, 2001 decreased $104.1, or 10%, with declines in all geographic segments except South and Central America. For the quarter sales increased $16.5 or 5% on higher sales in the North America and South and Central America segments, partially offset by declines in Europe and Asia Pacific regions. Currency devaluation, primarily in Europe and Asia Pacific, reduced sales by $39.0 in the six months and $12.4 in the quarter, respectively. See the following section for comments on sales changes by segment.

     Gross margin for the six months decreased $79.3 or 16% while gross margin percentage decreased 3 percentage points to 47.1%, primarily due to lower sales. For the quarter, gross margin increased $6.5 or 4% on higher sales while gross margin percentage was off .4 percentage points to 46.1%. Improved margins and margin percentage in the Americas were offset by declines in Europe and Asia Pacific related primarily to currency devaluation. Currencies decreased gross margin by $31.3 and $10.7 in the six months and quarter, respectively.

     Selling, general and administrative expenses decreased $6.2 or 3% in the current six months and $.8 or 1% in the quarter on lower general corporate expenses and overheads in the Asia Pacific and Europe regions, partially offset in the quarter by higher overheads in the Americas. Currency devaluation decreased selling, general and administrative expenses by $6.4 and $2.4 in the six months and quarter, respectively. Selling, general and administrative expenses increased to 21.1% of sales in the current six months from 19.6% in the same period a year ago, reflecting lower sales. In the quarter, selling, general and administrative expenses were 28.4% of sales compared to 30.0% last year reflecting sales increases.

     Advertising and promotion decreased $9.4 or 9% in the current six months primarily in Asia Pacific and Europe. In the quarter, advertising and promotion decreased $.6 or 2% with increases in North America offset by declines in Asia Pacific. Currency devaluation decreased advertising and promotion expense by $3.0 and $.8 for the six months and quarter, respectively. Advertising and promotion as a percent of sales was 10.1% and 9.2% in the current six months and quarter, respectively, compared to 10.0% and 9.8% in the same periods a year ago.

SEGMENT  RESULTS
     Operations are managed via four major geographic areas - North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information, as included in the tables in
Note 4 to the Condensed Financial Statements for the quarter and six-month periods ended March 31, 2001 and 2000, respectively.

 North  America
     Net sales to customers for North America were $517.2 for the six months ended March 31, 2001, a decrease of $64.7 or 11%, primarily on lower volumes. Alkaline, carbon zinc and lighting products volume declined 4%, 10% and 26%, respectively, compared to heavy Y2K demand last year and reflecting retail inventory reductions this year. Unfavorable pricing and product mix accounted for the remainder of the sales decline, reflecting increased promotional spending. For the quarter, sales increased $28.3 or 18% compared to the soft demand of last year post Y2K. Higher volume in the quarter was partially offset by unfavorable pricing and product mix, reflecting increased promotional spending.

     At the consumer level, Energizer's alkaline share, as measured by A. C. Nielsen, was 32.3 for the 13-week period ended March 31, 2001, up .2 percentage points compared to the same quarter last year. Consumption of Energizer's alkaline products increased 10% over the same period last year, as measured by
A.  C.  Nielsen.

     Gross margin decreased $41.4 in the six months with lower sales accounting for $52.3 of the decline, partially offset by lower product costs. Segment profit decreased $41.3 or 24% as advertising and promotion and overhead costs were relatively flat. For the quarter, gross margin increased $18.0, on higher sales and lower product cost. Segment profit increased $13.5 or 56% as higher gross margin was partially offset by higher advertising and promotion and other costs.

 Asia  Pacific
     Net sales to customers for Asia Pacific were $179.6 for the six months ended March 31, 2001, a decrease of $23.5 or 12% for the six months on currency devaluation of $16.3 as well as lower volume, primarily carbon zinc, and unfavorable pricing and product mix. For the quarter, sales were $78.7, a decrease of $7.8 or 9%, nearly all due to currency devaluation.

     Segment profit decreased $12.9 or 24% for the six months and $3.8 or 21% for the quarter. Unfavorable currency effects accounted for $9.5 and $4.3 of the six-month and quarter decline, respectively. Absent currency effects, segment profit fell $3.4 in the six months as the profit impact of lower customer and intercompany sales were partially offset by lower advertising and promotion and overhead expenses. Absent currency effects, segment profit increased $.5 in the quarter due to lower advertising and promotion and overhead expense, partially offset by lower intercompany sales and unfavorable pricing and product mix in certain markets.

South  and  Central  America
     Net sales to customers for South and Central America for the six months were $73.3, an increase of $3.2 or 5%. For the quarter, sales were $30.1, an increase of $3.5 or 13%. Higher alkaline volume and improved pricing and product mix, particularly in the quarter, were partially offset by currency devaluation.

     Segment profit decreased $2.6 for the six months and $1.3 for the quarter, with unfavorable currency impacts accounting for $1.6 and $.4 of the decline, respectively. In addition, product and management costs were higher in the six months and quarter.

  Europe
     Net sales to customers for Europe were $140.5 for the six months ended March 31, 2001, a decrease of $19.1 or 12% with currency devaluation accounting for $18.6 of the decline. Higher alkaline volume was offset by unfavorable pricing and product mix, both resulting from higher promotional spending. For the quarter, sales were $54.3, a decrease of $7.5 or 12%, with currency accounting for $3.5 of the decline. Alkaline volume increases in the quarter were more than offset by higher promotional spending and lower carbon zinc volume.

     Segment results decreased $11.1 for the six months and $3.6 for the quarter, with currency devaluation accounting for $10.0 and $2.6 of the decline, respectively. Absent currencies, segment results decreased $1.1 for the six months and $1.0 for the quarter as lower sales were partially offset by lower product and management costs.

CORPORATE  EXPENSES
     Corporate expenses decreased $7.4 for the six months and $4.8 for the quarter ended March 31, 2001, on favorable inter-segment profit adjustments and higher pension and royalty income partially offset by higher management expenses, including higher costs of operating as a stand-alone company.

RESEARCH  AND  DEVELOPMENT  EXPENSES
     Research and development expense was $22.6 and $11.1 for the current six months and quarter, respectively, a decrease of $3.6 and $3.0 in the six months and quarter, respectively, compared to a relatively high spending level last year.

COSTS  RELATED  TO  SPIN-OFF
     Prior year quarter and six-month results included one-time spin-related costs of $5.5 pre-tax, or $3.3 after-tax. These costs include legal fees, charges related to the vesting of certain compensation benefits and other costs triggered by or associated with the spin-off.

LOSS  ON  DISPOSITION  OF  SPANISH  AFFILIATE
     Prior year quarter and six-month results include a $15.7 pre-tax loss on the sale of Energizer's Spanish affiliate prior to the spin-off. The loss was a non-cash write-off of goodwill and cumulative translation accounts of the Spanish affiliate. Ralston recognized capital loss tax benefits related to the Spanish sale of $24.4, which are reflected in Energizer's historical financial statements and resulted in a net after-tax gain of $8.7 on the Spanish transaction. Such capital loss benefits would not have been realized by Energizer on a stand-alone basis, thus are not included in the Pro Forma
Statement of Earnings for the quarter or six-months ended March 31, 2000 as presented in Note 15 to the Condensed Financial Statements.

RESTRUCTURING  ACTIVITY
     As of March 31, 2001, except for disposition of certain assets held for disposal, substantially all actions associated with past restructuring plans have been completed. Activities impacting the restructuring reserve during the six months ended March 31, 2001 are presented in Note 7 to the Condensed Financial Statements.

     Energizer continues to review its worldwide production capacity in light of consumption demand trends, particularly the continuing shift from carbon zinc to alkaline products.

INTEREST  EXPENSE  AND  OTHER  FINANCING  COSTS
     Interest expense increased $13.5 for the six months and $6.2 for the quarter reflecting incremental debt assumed by Energizer immediately prior to the spin-off. Other financing costs increased $7.0 for the six months and $3.4 for the quarter reflecting the discount on the sale of accounts receivable under a financing arrangement and lower net currency exchange gains.

INCOME  TAXES
     Income taxes, which include federal, state and foreign taxes, were 41.5% of pre-tax earnings in the current quarter and six-month periods. Excluding the tax effects of the spin-related costs and capital loss tax benefits related to the sale of Energizer's Spanish affiliate discussed above, income taxes were 39.0% and 39.8% in the prior year quarter and six-month periods, respectively. The increase in the tax rate is due primarily to an unfavorable mix of U.S. and foreign earnings.

FINANCIAL  CONDITION
     Cash flow from operations was $145.5 for the six months ended March 31, 2001 compared to $178.4 of cash flow from continuing operations for the same period in fiscal 2000. Lower cash flow reflects lower cash earnings and a reduction in accounts receivable sold, partially offset by decreases in working capital during the period. Capital expenditures totaled $36.0 and $30.7 for the six months ended March 31, 2001 and 2000, respectively. Energizer purchased approximately 3.8 million shares of treasury stock in the six months ended March 31, 2001 for approximately $79.6. Prior year results include cash flows from discontinued operations and proceeds from the sale of discontinued operations of $54.7 and 20.0, respectively, associated with the disposition of Energizer's OEM rechargeable business in November 1999.

     Working capital was $342.3 at March 31, 2001 compared to $401.7 at September 30, 2000, reflecting seasonal reductions in operating working capital. Energizer's total debt decreased from $505.0 at September 30, 2000 to $464.8 at March 31, 2001 as the excess cash generated from operations was used to pay down long-term debt.

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

 RECENTLY  ISSUED  ACCOUNTING  STANDARDS
     See  discussion  in  Note  14  to  the  Condensed  Financial  Statements.

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

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Energizer's ability to maintain compliance with its debt covenants, as well as changes in its operating cash flows, could limit its ability to meet future operating expenses and such liquidity requirements, fund capital expenditures, and service its debt as it becomes due. The impact of adverse interest rate changes could be more significant than anticipated, particularly if general economic conditions in the countries in which Energizer operates deteriorate as well. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, its Annual Report on Form 10-K for the Year ended September 30, 2000, and its Current Report on Form 8-K dated April 25, 2000.

PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits  Required  by  Item  601  of  Regulation  S-K

(i) The following exhibit (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) is filed with this report.

     10     Amended  Change  of  Control  Employment  Agreement.

(b)     Reports  on  Form  8-K

A Current Report on Form 8-K dated February 9, 2001, was filed to set forth pro forma financial results for fiscal year 2000, reflecting the impact of the elimination of the one-month reporting lag for international operations. Pro Forma Results of Operations, including results by segments for all fiscal 2000 quarters and fiscal year 2000, were filed with the Report.


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

                               ENERGIZER  HOLDINGS,  INC.
                               -----------------------------------------
                               Registrant




                               By:  /s/ Daniel J. Sescleifer
                                    Daniel  J.  Sescleifer
                                    Executive Vice President,  Finance
                                    and  Control
Date:  May  8,  2001

EXHIBIT  INDEX
----------------------

     10     Amended  Change  of  Control  Employment  Agreement.