Form 10-Q
period 2001-06-30
ENERGIZER HOLDINGS INC
filed 2001-08-13
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

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

            533 MARYVILLE UNIVERSITY DRIVE, ST. LOUIS MISSOURI 63141
          ------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (314) 985-2000
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES:   X     NO:  _____
                              ----

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 3, 2001.

                                       91,718,811
                                  ------------------

PART  I  -     FINANCIAL  INFORMATION


                                       ENERGIZER HOLDINGS, INC.
                                  CONSOLIDATED STATEMENT OF EARNINGS
                                              (CONDENSED)
                                   (DOLLARS IN MILLIONS--UNAUDITED)


                                                                 QUARTER ENDED      NINE MONTHS ENDED
                                                                     JUNE 30,            JUNE 30,
                                                                 2001     2000       2001       2000
                                                                 ----     ----       ----       ----

Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . .  $346.6   $402.8   $1,257.2   $1,436.3

Cost of products sold. . . . . . . . . . . . . . . . . . . . .   201.6    205.9      683.2      720.7
Selling, general and administrative expense. . . . . . . . . .    77.4     89.9      269.7      288.2
Advertising and promotion expense. . . . . . . . . . . . . . .    37.0     40.9      128.6      142.4
Research and development expense . . . . . . . . . . . . . . .    11.8     11.5       34.4       37.6
Intellectual property rights income. . . . . . . . . . . . . .   (20.0)       -      (20.0)         -
Costs related to spin-off. . . . . . . . . . . . . . . . . . .       -        -          -        5.5
Loss on disposition of Spanish affiliate . . . . . . . . . . .       -        -          -       15.7
Interest expense . . . . . . . . . . . . . . . . . . . . . . .     7.9     10.7       26.6       16.2
Other financing items, net . . . . . . . . . . . . . . . . . .    (0.5)     1.1        1.1       (2.4)
                                                                -------  -------  ---------  ---------

Earnings from Continuing Operations before Income Taxes           31.4     42.8      133.6      212.4

Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .   (15.7)   (19.6)     (58.1)     (68.8)
                                                                -------  -------  ---------  ---------

Earnings from Continuing Operations. . . . . . . . . . . . . .    15.7     23.2       75.5      143.6

Net Gain on Disposition of Discontinued Operations . . . . . .       -        -          -        1.2
                                                                -------  -------  ---------  ---------

Net Earnings . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15.7   $ 23.2   $   75.5   $  144.8
                                                                =======  =======  =========  =========


Basic Earnings Per Share:
  Earnings from Continuing Operations. . . . . . . . . . . . .  $ 0.17   $ 0.24   $   0.81   $   1.49
  Net Gain on Disposition of Discontinued Operations . . . . .       -        -          -       0.01
                                                                -------  -------  ---------  ---------
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.17   $ 0.24   $   0.81   $   1.50
                                                                =======  =======  =========  =========

Diluted Earnings Per Share:
  Earnings from Continuing Operations. . . . . . . . . . . . .  $ 0.17   $ 0.24   $   0.80   $   1.49
  Net Gain on Disposition of Discontinued Operations . . . . .       -        -          -       0.01
                                                                -------  -------  ---------  ---------
  Net Earnings . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.17   $ 0.24   $   0.80   $   1.50
                                                                =======  =======  =========  =========

                       See accompanying Notes to Condensed Financial Statements.


                             ENERGIZER HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (CONDENSED)
                         (DOLLARS IN MILLIONS - UNAUDITED)

                                                              JUNE 30,   SEPTEMBER 30,
                                                                 2001       2000
                                                                 ----       ----
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $   15.1   $   11.9
  Trade receivables, less allowance for doubtful accounts of
    $12.2 and $12.5, respectively. . . . . . . . . . . . . .     174.5      180.6
  Inventories
    Raw materials and supplies . . . . . . . . . . . . . . .      52.5       64.0
    Work in process. . . . . . . . . . . . . . . . . . . . .     120.0       87.0
    Finished products. . . . . . . . . . . . . . . . . . . .     224.7      308.1
                                                              ---------  ---------
      Total Inventory. . . . . . . . . . . . . . . . . . . .     397.2      459.1
  Other current assets . . . . . . . . . . . . . . . . . . .     188.8      278.7
                                                              ---------  ---------
    Total Current Assets . . . . . . . . . . . . . . . . . .     775.6      930.3
                                                              ---------  ---------

Investments and Other Assets . . . . . . . . . . . . . . . .     360.6      377.8

Property at Cost . . . . . . . . . . . . . . . . . . . . . .   1,028.0    1,019.8
  Accumulated depreciation . . . . . . . . . . . . . . . . .     548.4      534.4
                                                              ---------  ---------
                                                                 479.6      485.4
                                                              ---------  ---------
      Total. . . . . . . . . . . . . . . . . . . . . . . . .  $1,615.8   $1,793.5
                                                              =========  =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Notes payable. . . . . . . . . . . . . . . . . . . . . . .  $  113.9   $  135.0
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      83.7      145.0
  Other current liabilities. . . . . . . . . . . . . . . . .     216.5      248.6
                                                              ---------  ---------
    Total Current Liabilities. . . . . . . . . . . . . . . .     414.1      528.6

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . .     320.0      370.0

Other Liabilities. . . . . . . . . . . . . . . . . . . . . .     165.9      156.7

Shareholders Equity

  Common Stock . . . . . . . . . . . . . . . . . . . . . . .       1.0        1.0
  Additional Paid in Capital . . . . . . . . . . . . . . . .     784.1      783.9
  Retained Earnings. . . . . . . . . . . . . . . . . . . . .     132.0       59.8
  Treasury Stock . . . . . . . . . . . . . . . . . . . . . .     (79.6)         -
  Accumulated Other Comprehensive Income . . . . . . . . . .    (121.7)    (106.5)
                                                              ---------  ---------
    Total Shareholders Equity. . . . . . . . . . . . . . . .     715.8      738.2
                                                              ---------  ---------
      Total. . . . . . . . . . . . . . . . . . . . . . . . .  $1,615.8   $1,793.5
                                                              =========  =========

             See accompanying Notes to Condensed Financial Statements.


                              ENERGIZER HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                     (CONDENSED)
                          (DOLLARS IN MILLIONS - UNAUDITED)


                                                               NINE MONTHS ENDED JUNE 30,
                                                                    2001      2000
                                                                    ----      ----
CASH  FLOW  FROM  OPERATIONS
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .  $  75.5   $ 144.8
  Net income from discontinued operations. . . . . . . . . . . .        -      (1.2)
  Loss on disposition of Spanish affiliate . . . . . . . . . . .        -      15.7
  Non-cash items included in income. . . . . . . . . . . . . . .     72.9      60.1
  Sale of accounts receivable, net . . . . . . . . . . . . . . .    (20.0)     84.3
  Changes in assets and liabilities used in operations . . . . .     62.4     (76.3)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .     (0.1)     (4.3)
                                                                  --------  --------
    Cash flow from continuing operations . . . . . . . . . . . .    190.7     223.1
    Cash flow from discontinued operations . . . . . . . . . . .        -      54.7
                                                                  --------  --------
      Net cash flow from operations. . . . . . . . . . . . . . .    190.7     277.8
                                                                  --------  --------

CASH FLOW FROM INVESTING ACTIVITIES
  Property additions . . . . . . . . . . . . . . . . . . . . . .    (59.1)    (50.1)
  Proceeds from sale of OEM business . . . . . . . . . . . . . .        -      20.0
  Proceeds from sale of Spanish affiliate. . . . . . . . . . . .        -       1.4
  Proceeds from sale of property . . . . . . . . . . . . . . . .     10.0       1.8
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .      1.6      (5.4)
                                                                  --------  --------
    Cash used by investing activities - continuing operations. .    (47.5)    (32.3)
    Cash used by investing activities - discontinued operations.        -      (0.7)
                                                                  --------  --------
      Net cash used by investing activities. . . . . . . . . . .    (47.5)    (33.0)
                                                                  --------  --------

CASH FLOW FROM FINANCING ACTIVITIES
    Net cash proceeds from issuance of long-term debt. . . . . .        -     407.0
    Principal payments on long-term debt (including current
      maturities). . . . . . . . . . . . . . . . . . . . . . . .    (50.0)   (412.7)
    Net increase (decrease) in notes payable . . . . . . . . . .    (14.4)    (34.2)
    Treasury stock purchases . . . . . . . . . . . . . . . . . .    (79.6)        -
    Proceeds from issuance of common stock . . . . . . . . . . .      0.2         -
    Net transactions with Ralston. . . . . . . . . . . . . . . .        -    (210.7)
                                                                  --------  --------
      Net cash used by financing activities. . . . . . . . . . .   (143.8)   (250.6)
                                                                  --------  --------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . .     (0.3)     (0.2)
                                                                  --------  --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . .     (0.9)     (6.0)

Cash and Cash Equivalents, Beginning of Period (1) . . . . . . .     16.0      27.8
                                                                  -------   --------
Cash and Cash Equivalents, End of Period . . . . . . . . . . . .  $  15.1   $  21.8
                                                                  ========  ========

Non-Cash Transactions:
  Debt assigned by Ralston . . . . . . . . . . . . . . . . . . .  $     -   $ 478.0
                                                                  --------  --------

(1) The cash and cash equivalents balance at the beginning of the current year has been adjusted by $4.1 to reflect the elimination of the one month reporting lag used by the international operations as discussed in Note 3 to the Condensed Financial Statements.

              See accompanying Notes to Condensed Financial Statements.


                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                        (DOLLARS IN MILLIONS - UNAUDITED)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (Energizer) for the year ended September 30, 2000.

NOTE 2 - On April 1, 2000, Ralston Purina Company (Ralston) distributed the common stock of its wholly owned subsidiary, Energizer Holdings, Inc., to the shareholders of Ralston's common stock through a tax-free spin-off. Following the spin-off, Energizer has conducted its business as a separate public company.

Note 3 - Prior to fiscal 2001, Energizer's international operations reported their results of operations on a one-month lag, which allowed more time to compile results. Energizer has taken steps to improve its internal reporting procedures that has allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 2001, the one-month lag was eliminated. As a result, the September 2000 loss from international operations of $3.3 was recorded directly to retained earnings.

The effects of the change on the quarter and nine months ended June 30, 2000 are presented in Note 17. The effect of the change is not significant to the balance sheet or cash flow, and as a result, the September 30, 2000 balance sheet and the historical basis cash flow for the nine months ended June 30, 2000 have not been adjusted.

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

Intersegment sales are generally valued at market-based prices and represent the difference between total sales and external sales as presented in the tables below. Segment profitability includes profit on these intersegment sales.




                                           FOR THE QUARTER ENDED JUNE 30,
                                           ------------------------------
                                     2001         2000 AS REPORTED     SYNCHRONIZED
                                                                       PRO FORMA 2000*
                                    -----         ----------------     ---------------
NET SALES. . . . . . . . . . .  TOTAL   EXTERNAL   TOTAL   EXTERNAL   TOTAL   EXTERNAL
                                SALES   SALES      SALES   SALES      SALES   SALES
                                ------  ---------  ------  ---------  ------  ---------
     North America . . . . . .  $216.0  $   192.9  $258.8  $   229.3  $259.0  $   229.6
     Asia Pacific. . . . . . .    87.0       74.8   112.9       91.4   112.2       91.4
     Europe. . . . . . . . . .    51.6       51.4    58.2       54.4    59.0       53.5
     South & Central America .    29.1       27.5    31.3       27.7    29.5       26.3
                                        ---------          ---------          ---------
               Total Net Sales             $346.6          $   402.8             $400.8
                                           ======          =========             ======


                                    FOR THE NINE MONTHS ENDED JUNE 30,
                                    ----------------------------------
                                       2001        2000 AS REPORTED   SYNCHRONIZED
                                                                      PRO FORMA 2000*
NET SALES                        TOTAL    EXTERNAL   TOTAL  EXTERNAL TOTAL  EXTERNAL
                                 SALES     SALES     SALES   SALES   SALES   SALES
                                --------  --------  --------  ------  ------  ------
     North America . . . . . .  $  783.0  $  710.1  $  890.5  $812.5  $889.9  $811.5
     Asia Pacific. . . . . . .     285.1     254.4     359.5   306.3   348.0   294.5
     Europe. . . . . . . . . .     194.2     191.9     224.2   219.5   219.4   213.1
     South & Central America .     107.2     100.8     110.6    98.0   109.3    96.4
                                          --------            ------          ------
               Total Net Sales            $1,257.2          $1,436.3        $1,415.5
                                          ========          ========        ========



                                                    FOR THE QUARTER ENDED JUNE 30,
                                                   ------------------------------
                                                  2001   2000 AS     SYNCHRONIZED
                                                         REPORTED   PRO FORMA 2000*
                                                  ----   --------   ---------------
OPERATING PROFIT BEFORE UNUSUAL ITEMS
AND AMORTIZATION

     North America. . . . . . . . . . . . . . .  $ 21.4     $ 59.1     $ 59.0
     Asia Pacific . . . . . . . . . . . . . . .    17.5       24.9       25.5
     Europe . . . . . . . . . . . . . . . . . .    (3.5)      (3.2)      (1.4)
     South and Central America. . . . . . . . .       -       (0.4)      (0.1)
                                                 -------    -------    -------
          TOTAL SEGMENT PROFITABILITY . . . . .  $ 35.4     $ 80.4     $ 83.0

     General Corporate Expenses . . . . . . . .     0.9       (8.5)      (8.6)
     Research and Development Expense . . . . .   (11.8)     (11.5)     (11.5)
                                                 -------    -------    -------
          Operating Profit before Unusual
               Items and Amortization . . . . .    24.5       60.4       62.9
     Intellectual property rights income. . . .    20.0          -          -
     Amortization of Intangibles. . . . . . . .    (5.7)      (5.8)      (5.9)
     Interest and Other Financial Items . . . .    (7.4)     (11.8)     (12.3)
                                                 -------    -------    -------
          Total Earnings Before Income Taxes. .  $ 31.4     $ 42.8     $ 44.7
                                                 =======    =======    =======



                                                    FOR THE NINE MONTHS ENDED JUNE 30,
                                                    ----------------------------------
                                                           2001         2000 AS    SYNCHRONIZED
                                                                        REPORTED   PRO FORMA 2000*
                                                            ----       ---------  ----------------
OPERATING PROFIT BEFORE UNUSUAL ITEMS
AND AMORTIZATION

     North America. . . . . . . . . . . . . . . . .  $        150.1   $     229.4      $229.0
     Asia Pacific . . . . . . . . . . . . . . . . .            59.3          85.6        80.2
     Europe . . . . . . . . . . . . . . . . . . . .            (9.4)          5.7         3.8
     South and Central America. . . . . . . . . . .             6.7           9.0         9.2
                                                     ---------------  ------------  ----------
          TOTAL SEGMENT PROFITABILITY . . . . . . .  $        206.7   $     329.7   $   322.2

     General Corporate Expenses . . . . . . . . . .           (14.0)        (26.6)      (30.9)
     Research and Development Expense . . . . . . .           (34.4)        (37.6)      (37.7)
                                                     ---------------  ------------  ----------
          Operating Profit before Unusual
               Items and Amortization . . . . . . .           158.3         265.5       253.6
     Intellectual property rights income. . . . . .            20.0             -           -
     Costs related to spin-off. . . . . . . . . . .               -          (5.5)       (5.5)
     Loss on disposition of Spanish affiliate . . .               -         (15.7)      (15.7)
     Amortization of Intangibles. . . . . . . . . .           (17.0)        (18.1)      (18.0)
     Interest and Other Financial Items . . . . . .           (27.7)        (13.8)      (29.2)
                                                     ---------------  ------------  ----------
          Total Earnings Before Income Taxes. . . .  $        133.6   $     212.4   $   185.2
                                                     ===============  ============  ==========

TOTAL ASSETS. . .       . . . . . . . . . . . . . . . . .  JUNE 30,    SEPTEMBER 30,
------------                                                2001          2000
                                                     --------------   ---------------
     North America. . . . . . . . . . . . . . . . .  $        869.0   $        956.5
     Asia Pacific . . . . . . . . . . . . . . . . .           204.5            245.7
     Europe . . . . . . . . . . . . . . . . . . . .           216.8            244.7
     South and Central America. . . . . . . . . . .            97.7             96.2
                                                     ---------------  ---------------
          TOTAL SEGMENT ASSETS. . . . . . . . . . .  $      1,388.0   $      1,543.1
     Goodwill and other intangible assets . . . . .           227.8            250.4
                                                     ---------------  ---------------
          TOTAL ASSETS. . . . . . . . . . . . . . .  $      1,615.8   $      1,793.5
                                                     ===============  ===============

Supplemental product information is presented below for revenues from external customers.



                                        FOR THE QUARTER ENDED JUNE 30,
                                        ------------------------------
Net Sales                                         2000 AS    SYNCHRONIZED PRO
                                       2001       REPORTED     FORMA 2000*
                                    ---------  ------------    -----------
   Alkaline Batteries . .          $   221.1  $      264.3  $     264.1
   Carbon Zinc Batteries.               55.6          67.1         65.6
   Lighting Products. . .               25.1          25.7         25.5
   Miniature Batteries. .               14.7          15.7         15.1
   Other. . . . . . . . .               30.1          30.0         30.5
                                   ---------  ------------       ------
          Total Net Sales          $   346.6  $      402.8  $     400.8
                                   =========  ============  ===========



                                      FOR THE NINE MONTHS ENDED JUNE 30,
                                     -----------------------------------
Net Sales                             2001       2000 AS   SYNCHRONIZED PRO
                                                 REPORTED    FORMA 2000*
                                    -------     ---------  ----------------
   Alkaline Batteries .         .  $  837.3  $      951.9  $      940.0
   Carbon Zinc Batteries.             198.1         246.4         238.5
   Lighting Products. . .              82.5          96.7          96.6
   Miniature Batteries. .              48.4          47.6          47.1
   Other. . . . . . . . .              90.9          93.7          93.3
                                   --------  ------------  ------------
          Total Net Sales         $ 1,257.2  $    1,436.3  $    1,415.5
                                   ========  ============  ============


* For comparable purposes, pro forma results for the nine month period have been adjusted to reflect the impact of the spin-off from Ralston Purina Company. The quarter and nine month periods reflect the elimination of the one-month lag in reporting of Energizer's international operations. See further discussion in
Note  3.

NOTE 5 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents. For the quarter and nine months ended June 30, 2000, shares used in the earnings per share calculation are based on the weighted-average number of shares of Ralston common stock outstanding adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2001 and 2000, respectively.


                                                   Quarter Ended  Nine Months Ended
                                                       June 30,       June 30,
                                                       --------       --------
                                                      2001   2000    2001   2000
                                                      ----   ----    ----   ----
Numerator:
     Numerator  for  basic  earnings  per  share  -
    Earnings from continuing operations. . . . . . .  $15.7  $23.2  $75.5  $143.6
  Effect of dilutive securities. . . . . . . . . . .      -      -      -       -
                                                      -----  -----  -----  ------

  Numerator for dilutive earnings per share -
    Earnings from continuing operations. . . . . . .  $15.7  $23.2  $75.5  $143.6
    Net gain on disposition of
         discontinued operations . . . . . . . . . .      -      -      -     1.2
                                                      -----  -----  -----  ------
    Net earnings . . . . . . . . . . . . . . . . . .  $15.7  $23.2  $75.5  $144.8
                                                      =====  =====  =====  ======

Denominator:
  Denominator for basic earnings per share -
    Weighted average shares. . . . . . . . . . . . .   91.7   95.6   92.9    96.3
                                                      =====  =====  =====  ======

  Effect of dilutive securities
    Stock Options. . . . . . . . . . . . . . . . . .    1.2    0.1    1.1     0.1
    Restricted Stock Equivalents . . . . . . . . . .    0.6    0.2    0.5     0.0
                                                      -----  -----  -----  ------
                                                        1.8    0.3    1.6     0.1
  Denominator for dilutive earnings per share -
    Weighted-average shares and
         assumed conversions . . . . . . . . . . . .   93.5   95.9   94.5    96.4
                                                      =====  =====  =====  ======

Basic earnings per share:
  Earnings from continuing operations. . . . . . . .  $0.17  $0.24  $0.81  $ 1.49
  Net gain on disposition of discontinued operations      -      -      -    0.01
                                                      -----  -----  -----  ------
    Net earnings . . . . . . . . . . . . . . . . . .  $0.17  $0.24  $0.81  $ 1.50
                                                      =====  =====  =====  ======

Diluted earnings per share:
  Earnings from continuing operations. . . . . . . .  $0.17  $0.24  $0.80  $ 1.49
  Net gain on disposition of discontinued operations      -      -      -    0.01
                                                      -----  -----  -----  ------
    Net earnings . . . . . . . . . . . . . . . . . .  $0.17  $0.24  $0.80  $ 1.50
                                                      =====  =====  =====  ======



NOTE 6 - Discontinued operations consist of Energizer's worldwide rechargeable Original Equipment Manufacturers' (OEM) business, which was sold to Moltech Corporation for $20.0 in November 1999. The OEM business is accounted for as a discontinued operation in Energizer's consolidated financial statements. The prior year nine-month results include an after-tax gain of $1.2 on the disposition of discontinued operations related to the final settlement of the sale transaction.

NOTE 7 - In the current nine months and quarter, Energizer recorded income of $20.0 pre-tax or $12.3 after-tax related to intellectual property rights. Cash of $20.0 was received in July 2001.

NOTE 8 - As of June 30, 2001, except for the disposition of certain assets held for disposal, substantially all actions associated with restructuring plans have been completed. Activities impacting the restructuring reserve during the nine months ended June 30, 2001, are presented in the following table:



        Balance at September 30, 2000                         $3.9
        Provisions / Reversals
        Activity                                              (3.9)
                                                        -----------
        Balance at June 30, 2001                        $         -
                                                        ===========

Energizer continues to review its worldwide operations and worldwide production capacity in light of competitive market conditions and consumer demand trends, especially the continuing shift from carbon zinc to alkaline products. A comprehensive study of all of Energizer's carbon zinc facilities to determine the optimum number of carbon zinc manufacturing plants is expected to be completed in the fourth quarter of fiscal 2001. Decisions from the study may result in exit costs, accelerated depreciation and/or impairment charges related to plant assets.

NOTE 9 - Energizer monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision, or carrying amounts may require adjustment. Failure of European currency values to increase over levels of the past 9 to 18 months combined with other unfavorable business trends in Europe represent such business conditions. As of June 30, 2001, the carrying amount of goodwill related to Energizer's European business was $123.7. As part of its annual business planning cycle, Energizer will perform a thorough evaluation of its European business in the fourth quarter of fiscal 2001, which may result in an impairment charge for some or all of related goodwill.

NOTE 10 - The components of total comprehensive income for the quarter and nine months ended June 30, 2001 and 2000, respectively, are shown in the following tables:



                                                     Quarter Ended June 30,
                                                        2001        2000
                                                       ------     -------
Net earnings . . . . . . . . . . . . . .          . .  $15.7      $ 23.2
Other comprehensive income items:
    Foreign currency translation adjustments            (1.0)      (15.8)
                                                      ------      -------
Total comprehensive income . . . . . . . . .           $14.7      $  7.4
                                                      ======      =======



                                                                Nine Months Ended June 30,
                                                                        2001     2000
                                                                      -------  -------
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 75.5   $144.8
Other comprehensive income items:
    Foreign currency translation adjustments related to
      elimination of one month reporting lag (Note 3)..            .    (4.4)       -
    Foreign currency translation adjustments . . . . . . . . . . . .   (10.8)   (26.9)
    Write-off translation balance of disposed affiliate. . . . . . .       -      9.7
                                                                      -------  -------
Total comprehensive income . . . . . . . . . . . . . . . . . . . . .  $ 60.3   $127.6
                                                                      =======  =======

NOTE 11 - Energizer has an agreement to sell, on an ongoing basis, a pool of domestic trade accounts receivable to a wholly owned bankruptcy-remote subsidiary of Energizer. The subsidiary qualifies as a Special Purpose Entity
(SPE), under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The SPE's sole purpose is the acquisition of receivables from Energizer and the sale of its interests in the receivables to a multi-seller receivables securitization company. The SPE is not consolidated for financial reporting purposes. Energizer's investment in the SPE is classified as Other Current Assets on the Consolidated Balance Sheet as disclosed in Note 12 below.

As of June 30, 2001, Energizer sold $144.6 of outstanding accounts receivable to the SPE. At June 30, 2001 the SPE sold the receivables to an unrelated third party for $80.0 in cash, a decrease of $20.0 from the accounts receivable sold as of September 30, 2000. Energizer's SPE retains a subordinated retained interest in the remaining $64.6 of receivables at June 30 2001. The net proceeds of the transaction were used to reduce various debt instruments. The net repayment of $20.0 is reflected as operating cash flows in the Consolidated Statement of Cash Flows at June 30 2001.

NOTE  12-  Other  Current  Assets  consist  of  the  following:




                                   June 30, 2001   September 30, 2000
                                   --------------  -------------------
Investment in SPE. . . . . .       $         64.6  $             157.1
Miscellaneous receivables. .                 47.2                 36.6
Deferred income tax benefits                 40.3                 38.9
Prepaid expenses . . . . . .                 36.5                 44.1
Other current assets . . . .                  0.2                  2.0
                                   --------------  -------------------
                                   $        188.8  $             278.7
                                   ==============  ===================


NOTE  13-  Investments  and  Other  Assets  consist  of  the  following:



                                   June 30, 2001   September 30, 2000
                                   --------------  -------------------
Goodwill. . . . . . . . . . . . .  $        153.6  $             168.0
Other intangible assets . . . . .            74.3                 82.4
Pension asset . . . . . . . . . .           110.1                102.0
Deferred charges and other assets            22.6                 25.4
                                   --------------  -------------------
                                   $        360.6  $             377.8
                                   ==============  ===================


NOTE  14-  Other  Liabilities  consist  of  the  following:


                                   June 30, 2001   September 30, 2000
                                   --------------  -------------------
Postretirement benefits liability  $         90.7  $              87.7
Other non-current liabilities . .            75.2                 69.0
                                   --------------  -------------------
                                   $        165.9  $             156.7
                                   ==============  ===================


NOTE 15- In September 2000, Energizer's Board of Directors approved a share repurchase plan authorizing the repurchase of up to 5 million shares of Energizer's common stock. As of June 30, 2001, Energizer purchased approximately 3.8 million shares under the authorization.

NOTE 16- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000, issued Statement of Financial Accounting Standards No. 138 (SFAS 138), an amendment of SFAS 133. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statements require the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Energizer adopted the provisions of SFAS 133 in the first quarter of fiscal 2001. The implementation of this standard did not have a material effect on its consolidated financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Any unamortized deferred credit arising from a business combination completed before July 1, 2001 will be recognized as the cumulative effect of a change in accounting principle. Energizer is currently evaluating the impact of SFAS 141 on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 eliminates the amortization of goodwill and instead requires goodwill be tested for impairment annually at the reporting unit level. Also, intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. Energizer is required to adopt SFAS 142 no later than the first quarter of fiscal 2003, but is permitted to adopt as of the first quarter of fiscal 2002. Energizer is currently evaluating the impact of SFAS 142 on its financial statements. Goodwill amortization recorded for the nine months and quarter ended June 30, 2001 was $9.1 and $3.0, respectively, compared to $10.2 and $3.2 for the respective periods ending June 30, 2000.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. SAB 101 has no material impact to Energizer's financial statements.

The Emerging Issues Task Force (EITF) issued EITF 00-10, 00-14, and 00-25. EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," provides guidance on earnings statement classification of amounts billed to customers for shipping and handling. EITF 00-14, "Accounting for Certain Sales Incentives," provides guidance on accounting for discounts, coupon, rebates and free product. EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," provides guidance on accounting for considerations other than those directly addressed in EITF 00-14. Energizer is required to adopt EITF 00-10 no later than the fourth quarter of fiscal year 2001 and EITF 00-14 and EITF 00-25 no later than the second quarter of fiscal year 2002. Energizer does not expect the adoption of these statements to have a material effect on its results of operations, however, certain reclassifications may be necessary.

NOTE 17- The pro forma consolidated statement of earnings for the nine months ended June 30, 2000 presents the consolidated results of Energizer's operations assuming the spin-off, and for the quarter and nine months ended June 30, 2000 reflects the synchronization of the international reporting periods (as discussed in Note 3 above) had occurred as of October 1, 1999. Such statements of earnings have been prepared by adjusting the historical statement of earnings to indicate the effect of estimated costs and expenses and the recapitalization associated with the spin-off.

The pro forma statements of earnings may not necessarily reflect the combined results of operations that would have existed had the spin-off been effected on the date specified nor are they necessarily indicative of future results.



                                      ENERGIZER HOLDINGS, INC.
                            PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                                  THREE MONTHS ENDED JUNE 30, 2000
                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                            REPORTING
                                               HISTORICAL   SYNCHRONIZATION    PRO FORMA
                                               6/30/2000    ADJUSTMENTS (b)    6/30/2000
                                              -----------  ----------------  -----------

Net Sales. . . . . . . . . . . . . . . . . .  $    402.8   $        (2.0)     $    400.8

Cost of products sold. . . . . . . . . . . .       205.9             0.1           206.0
Selling, general and administrative expense.        89.9            (2.8)           87.1
Advertising and promotion expense. . . . . .        40.9            (1.7)           39.2
Research and development expense . . . . . .        11.5               -            11.5
Interest expense . . . . . . . . . . . . . .        10.7             0.3            11.0
Other financing items, net . . . . . . . . .         1.1             0.2             1.3
                                               ----------    -----------       ---------

Earnings from Cont'g Ops Before Taxes. . . . .      42.8             1.9            44.7

Income Taxes . . . . . . . . . . . . . . . .       (19.6)           (0.7)          (20.3)
                                              -----------  --------------     ----------
Earnings from Cont'g Operations. . . . . . .  $     23.2    $        1.2      $     24.4
                                              ===========   =============     ==========

Basic and Diluted Earnings Per Share
  From Continuing Operations (a) . . . . . .  $     0.24                      $      0.25

Weighted average shares of common stock (a)
  - Basic. . . . . . . . . . . . . . . . . .        95.6                            95.6
  - Diluted. . . . . . . . . . . . . . . . .        95.9                            95.9


(a) The number of shares used to compute earnings per share is based on the weighted average number of basic shares of Ralston stock outstanding during the period adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock and the weighted-average number of shares of Energizer shares outstanding from April 1, 2000 to June 30, 2000.
(b) To reflect adjustments related to the synchronization of international reporting as discussed in Note 3 to the Condensed Financial Statements.




                                  ENERGIZER HOLDINGS, INC.
                        PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                              NINE MONTHS ENDED JUNE 30, 2000
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA - UNAUDITED)

                                                         PRO FORMA     REPORTING
                                             HISTORICAL  ADJUSTMENTS SYNCHRONIZATION  PRO FORMA
                                             6/30/2000   SPIN-OFF    ADJUSTMENTS (h)  6/30/2000
                                             ---------     --------    --------       ---------

Net Sales. . . . . . . . . . . . . . . . . .  $1,436.3   $    -         $(20.8)       $ 1,415.5

Cost of products sold. . . . . . . . . . . .     720.7        -           (8.3)           712.4
Selling, general and administrative expense.     288.2      4.0 (a)       (2.6)           289.6
                                                     -      0.8 (b)
                                                     -     (0.8)(c)
Advertising and promotion expense. . . . . .     142.4        -           (2.2)           140.2
Research and development expense . . . . . .      37.6        -            0.1             37.7
Costs related to spin-off. . . . . . . . . .       5.5        -              -              5.5
Loss on disposition of Spanish affiliate . .      15.7        -              -             15.7
Interest expense . . . . . . . . . . . . . .      16.2     17.1 (d)          -             33.3
Other financing items, net . . . . . . . . .      (2.4)       -           (1.7)            (4.1)
                                              ---------  -------       --------          -------
Earnings/(Loss) from Cont'g Ops Before Taxes     212.4    (21.1)          (6.1)           185.2
Income Taxes . . . . . . . . . . . . . . . .     (68.8)   (23.4)(e)        2.3            (81.5)
                                                     -      8.4 (f)
                                              ---------  -------       --------          --------
Earnings (Loss) from Cont'g Operations.. . .  $  143.6   $(36.1)      $   (3.8)        $  103.7
                                              =========  =======       ========          ========

Basic and Diluted Earnings Per Share
  From Continuing Operations (g) . . . . . .  $   1.49                                 $    1.08

Weighted average shares of common stock (g)
  - Basic. . . . . . . . . . . . . . . . . .      96.3                                     96.3
  - Diluted. . . . . . . . . . . . . . . . .      96.4                                     96.4

(a) To reflect the incremental costs associated with becoming a stand-alone company including board of director costs, stock exchange registration fees, shareholder record keeping services, external financial reporting, treasury services, tax planning and compliance, certain legal expenses and compensation planning and administration.
(b) To adjust pension income on plan assets transferred to Energizer plans upon Distribution.
(c) To eliminate expense of certain post retirement benefits retained by Ralston.
(d) To reflect the increase in interest expense associated with debt levels to be assumed at Distribution Date. The adjustment reflects an average interest rate of 6.7% for $67.0 of incremental notes payable and 7.2% for $411.0 of incremental long-term debt. Approximately $303.0 of the incremental debt has a variable interest rate. A 1/8% variation in the interest rate would change interest expense by $.2.
(e)  To  reflect  taxes as if Energizer was a single, stand-alone U.S. taxpayer.
(f)  To  reflect  tax  effect  of  the  above  pro  forma  adjustments.
(g) The number of shares used to compute earnings per share is based on the weighted average number of basic shares of Ralston stock outstanding during the period adjusted for the distribution of one share of Energizer stock for each three shares of Ralston stock and the weighted-average number of shares of Energizer shares outstanding from April 1, 2000 to June 30, 2000.
(h) To reflect adjustments related to the synchronization of international reporting as discussed in Note 3 to the Condensed Financial Statements.

                             ENERGIZER HOLDINGS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


Business  Overview
Primary battery category sales, particularly in the U.S., declined for the nine months ended June 30, 2001, compared to the same period last year. Increased demand in the prior year from retail customers and consumers in anticipation of potential disruptions related to the year 2000 date change drove significant increases in the category in the quarter ending December 31, 1999. Following December 31, 1999, consumer demand moderated and retailers returned to more normal inventory levels, depressing sales during calendar 2000 and into 2001. Many of Energizer's retail customers continue to aggressively manage their inventory in light of generally sluggish economic conditions, which may negatively impact Energizer's future sales.

A number of key currencies in the Europe and Asia Pacific regions have remained at relatively low valuation levels versus the U.S. dollar for the nine months ended June 30, 2001. These currency valuations have had a significant unfavorable impact on Energizer's results as a large part of product cost is closely tied to the U.S dollar, and local currency price increases taken in response to currency devaluation have not been sufficient to fully mitigate the level of currency declines.

REPORTING  PERIOD  SYNCHRONIZATION
Energizer has historically reported results of international operations on a one-month lag. As such, prior year nine-month amounts represent results of international operations for September through May combined with the U.S. results for October through June. Beginning in fiscal 2001, Energizer has synchronized international operations' reporting to be consistent with U.S. reporting.

The impact of the synchronization on the prior year nine-month results was to decrease sales by $20.8 to $1,415.5 and net earnings by $3.8 to $141.0. The impact of the synchronization on the prior year quarter results was to decrease sales by $2.0 to $400.8 and to increase net earnings by $1.2 to $24.4. The impact of the synchronization on the prior year nine month reported earnings per share was a decrease of $.03 per share. The impact of the synchronization on the prior year quarter reported earnings per share was an increase of $.01 per share. All statement of earnings related discussions below refer to comparisons of current period results to synchronized prior year results. Synchronization adjustments to reported results and segment data for the third quarter and first nine months of fiscal 2000 are presented in Notes to Condensed Financial Statements number 17 and 4, respectively.

HIGHLIGHTS  /  OPERATING  RESULTS
Net earnings for the nine months ended June 30, 2001 were $75.5 or $.81 per basic share and $.80 per diluted share compared to $141.0 or $1.46 per basic and diluted share for the nine months ended June 30, 2000. Current year earnings include income for intellectual property rights of $12.3, after-tax, as discussed in Note 7 to the Condensed Financial Statements. Prior year net earnings include a net gain on disposition of discontinued operations of $1.2, or $.01 per share, related to the final settlement of the sale of discontinued operations. Discontinued operations consist of Energizer's Original Equipment Manufacturers' (OEM) rechargeable battery business sold on November 1, 1999 as discussed in Note 6 to the Condensed Financial Statements. The prior year nine-month results also include one-time after-tax spin-off costs of $3.3, a pre-tax loss of $15.7 on the disposition of Energizer's Spanish affiliate and related capital loss tax benefits of $24.4. Excluding these items, earnings from continuing operations would have been $63.2 or $.68 per basic share and $.67 per diluted share for the current period and $134.4 or $1.40 per basic share and $1.39 per diluted share for the prior period.

For the quarter ended June 30, 2001, net earnings were $15.7 or $.17 per basic and diluted share compared to $24.4 or $.25 per share for the quarter ended June 30, 2000. Current year earnings include intellectual property rights income of $12.3, after-taxes, as discussed above. Excluding this item, earnings from continuing operations would have been $3.4 or $.04 per share in the current quarter.

Net sales for the nine months and quarter ended June 30, 2001 decreased $158.3 or 11% and $54.2 or 14%, respectively, with declines in all geographic segments except South and Central America. Currency devaluation, primarily in Europe and Asia Pacific, reduced sales by $51.3 and $12.3 in the nine months and quarter, respectively. See the following section for comments on sales changes by segment.

Gross margin for the nine months decreased $129.1, or 18%, with gross margin percentage decreasing 4 percentage points to 45.7%, primarily due to lower sales. For the quarter, gross margin decreased $49.8 or 26% on lower sales while gross margin percentage was off 6.8 percentage points to 41.8%. Currency devaluation decreased gross margin by $42.0 and $10.7 in the nine months and quarter, respectively.

Selling, general and administrative expenses decreased $15.9 or 6% in the current nine months and $9.7 or 11% in the quarter due to lower general corporate expenses and lower overheads in all regions except South and Central America. Currency devaluation decreased selling, general and administrative expenses by $8.5 and $2.1 in the nine months and quarter, respectively. Selling, general and administrative expenses increased to 21.5% of sales in the current nine months from 20.2% in the same period a year ago, reflecting lower sales. In the quarter, selling, general and administrative expenses were 22.3% of sales compared to 21.7% last year.

Advertising and promotion decreased $11.6 or 8% in the current nine months primarily in Asia Pacific, Europe and North America. In the quarter, advertising and promotion decreased $2.2 or 6% with decreases primarily in North America and Asia. Currency devaluation decreased advertising and promotion expense by $3.8 and $.8 for the nine months and quarter, respectively.
Advertising and promotion as a percent of sales was 10.2% and 10.7% in the current nine months and quarter, respectively, compared to 9.9% and 9.8% in the same periods a year ago.

Segment  Results
Operations are managed via four major geographic areas - North America (which includes the U.S. and Canada), Asia Pacific, Europe, and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information, as included in the tables in Note 4 to the Condensed Financial Statements for the quarter and nine-month periods ended June 30, 2001 and 2000, respectively.

North America
Net sales to customers for North America were $710.1 for the nine months ended June 30, 2001, a decrease of $101.4 or 12%, with lower volumes accounting for approximately half of the decline. Alkaline, carbon zinc and lighting products volume declined 5%, 7% and 20%, respectively, compared to heavy Y2K demand last year and reflecting retail inventory reductions this year. Unfavorable pricing and product mix accounted for the remainder of the sales decline, reflecting increased promotional spending. For the quarter, sales decreased $36.7 or 16% on unfavorable pricing and product mix and lower volume.

At the consumer level, Energizer's alkaline share, as measured by A. C. Nielsen, was 31.1 for the 13-week period ended June 30, 2001, down .5 percentage points compared to the same quarter last year. Consumption of Energizer's alkaline products decreased 1% over the same period last year compared to overall alkaline battery category growth of 1%, as measured by A. C. Nielsen.

Gross margin decreased $81.3 in the nine months on unfavorable pricing and product mix and lower volume. Segment profit decreased $78.9 or 34% on lower gross margin and higher overhead expenses, partially offset by lower marketing and distribution, advertising and promotion and product costs. For the quarter, gross margin decreased $39.9 on lower sales and higher product costs. Higher product costs reflect lower production levels in Energizer's relatively high fixed cost production base. Segment profit decreased $37.6 or 64% as lower margins were partially offset by lower marketing and distribution.


Asia  Pacific
Net sales to customers for Asia Pacific were $254.4 for the nine months ended June 30, 2001, a decrease of $40.1 or 14% for the nine months on currency devaluation of $24.0 and lower carbon zinc and alkaline volume as the region experienced unfavorable economic conditions. For the quarter, sales were $74.8, a decrease of $16.6 or 18%, with currency devaluation accounting for $7.7 of the decline. Absent currency impacts, sales declined $8.9, or 10% on carbon zinc and alkaline volume declines of 18% and 17%, respectively, partially offset by favorable pricing and product mix.

Segment profit decreased $20.9 or 26% for the nine months and $8.0 or 31% for the quarter. Unfavorable currency effects accounted for $14.6 and $5.1 of the nine-month and quarter decline, respectively. Absent currency effects, segment profit fell $6.3 in the nine months on lower customer and intercompany sales, partially offset by lower advertising and promotion and overhead expenses. Absent currency effects, segment profit for the quarter decreased $2.9 or 11% on higher product cost and lower sales, partially offset by lower overheads.

South  and  Central  America
Net sales to customers for South and Central America for the nine months were $100.8, an increase of $4.4 or 5%. Higher alkaline volume was partially offset by currency devaluation. For the quarter, sales were $27.5, an increase of $1.2 or 5% as higher volume was partially offset by unfavorable pricing and product mix and currency devaluation.

Segment profit decreased $2.5 for the nine months with unfavorable currency impacts accounting for $2.2 of the decline. Excluding currency impacts, sales increases were more than offset by higher marketing and distribution and product cost. For the quarter, segment profit was zero, an improvement of $.1 over last year. Higher volume and lower product cost was nearly offset by unfavorable pricing and product mix and negative currency impacts of $.6.

Europe
Net sales to customers for Europe were $191.9 for the nine months ended June 30, 2001, a decrease of $21.2 or 10%, with currency devaluation accounting for $21.8 of the decline. For the quarter, sales were $51.4, a decrease of $2.1 or 4%, including currency devaluation of $3.1. Absent currency impacts, higher alkaline volume in both the quarter and nine months was substantially offset by unfavorable pricing and product mix reflecting higher promotional spending.


Segment results decreased $13.2 for the nine months with currency devaluation accounting for $12.0 of the decline. Absent currencies, segment results decreased for the nine months as lower sales were partially offset by lower product costs. For the quarter, segment results declined $2.1, with currency accounting for $2.0 of the decline.

CORPORATE  EXPENSES
Corporate expenses decreased $12.9 for the nine months and $9.5 for the quarter ended June 30, 2001 on favorable profit in inventory adjustments due to reductions in intercompany inventory levels within the geographic segments, higher pension income, lower management costs and net gains on sales of assets. For the nine months, the items noted above were partially offset by incremental costs of operating as a stand-alone company.

RESEARCH  AND  DEVELOPMENT  EXPENSES
Research and development expense was $34.4 for the current nine months, a decrease of $3.3 for the nine months compared to a relatively high spending level last year. For the quarter, research and development expense was $11.8, an increase of $.3 from last year.

COSTS  RELATED  TO  SPIN-OFF
Prior year nine-month results included one-time spin-related costs of $5.5 pre-tax, or $3.3 after-tax. These costs include legal fees, charges related to the vesting of certain compensation benefits and other costs triggered by or associated with the spin-off.

LOSS  ON  DISPOSITION  OF  SPANISH  AFFILIATE
Prior year nine-month results include a $15.7 pre-tax loss on the sale of Energizer's Spanish affiliate prior to the spin-off. The loss was a non-cash write-off of goodwill and cumulative translation accounts of the Spanish affiliate. Ralston recognized capital loss tax benefits related to the Spanish sale of $24.4, which are reflected in Energizer's historical financial statements and resulted in a net after-tax gain of $8.7 on the Spanish transaction. Such capital loss benefits would not have been realized by Energizer on a stand-alone basis, thus are not included in the Pro Forma
Statement  of  Earnings  for the nine months ended June 30, 2000 as presented in
Note  17  to  the  Condensed  Financial  Statements.

INTELLECTUAL  PROPERTY  RIGHTS  INCOME
In the current nine months and quarter, Energizer recorded income of $20.0 pre-tax, or $12.3 after-tax related to the licensing of intellectual property rights. Energizer received $20.0 in cash in July 2001 related to such licensing.

RESTRUCTURING  ACTIVITY
As of June 30, 2001, all actions associated with past restructuring plans have been completed. Activities impacting the restructuring reserve during the nine months ended June 30, 2001 are presented in Note 8 to the Condensed Financial Statements.

Energizer continues to review its worldwide operations and worldwide production capacity in light of competitive market conditions and consumer demand trends, especially the continuing shift from carbon zinc to alkaline products. A comprehensive study of all of Energizer's carbon zinc facilities to determine the optimum number of carbon zinc manufacturing plants is expected to be completed in the fourth quarter of fiscal 2001. Decisions from the study may result in exit costs, accelerated depreciation and/or impairment charges related to plant assets.


GOODWILL
Energizer monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision, or carrying amounts may require adjustment. Failure of European currency values to increase over levels of the past 9 to 18 months combined with other unfavorable business trends in Europe represent such business conditions. As of June 30, 2001, the carrying amount of goodwill related to Energizer's European business was $123.7. As part of its annual business planning cycle, Energizer will perform a thorough evaluation of its European business in the fourth quarter of fiscal 2001, which may result in an impairment charge for some or all of the related goodwill.

INTEREST  EXPENSE  AND  OTHER  FINANCING  COSTS
Interest expense increased $10.4 for the nine months reflecting incremental debt assumed by Energizer immediately prior to the spin-off. Interest expense decreased $3.1 for the quarter primarily due to lower average borrowings at lower average interest rates. Other financing costs increased $5.2 for the nine months reflecting the discount on the sale of accounts receivable under a financing arrangement and lower net currency exchange gains. Other financing costs decreased $1.8 for the quarter primarily due to net currency exchange gains in the current quarter versus losses in the prior year quarter.

INCOME  TAXES
Income taxes, which include federal, state and foreign taxes, were 43.5% for the current nine months, compared to a tax rate of 40.9% for the same period last year, excluding the impact of capital loss tax benefits related to the sale of Energizer's Spanish affiliate and the tax effect of the spin related costs discussed above. The increase in the tax rate reflects pre-tax losses in foreign tax jurisdictions for which no tax benefits are realized and an unfavorable country mix.

Income taxes for the quarter were 50.0% in the current year compared to 45.4% last year. The current and prior quarter tax rates include amounts necessary to bring the tax rate for the nine months in line with expectations of the tax rate for the full year.

FINANCIAL  CONDITION
Cash flow from operations was $190.7 for the nine months ended June 30, 2001 compared to $223.1 of cash flow from continuing operations for the same period in fiscal 2000. Lower cash flow reflects lower cash earnings and a reduction in accounts receivable sold, partially offset by decreases in working capital during the period. Capital expenditures totaled $59.1 and $50.1 for the nine months ended June 30, 2001 and 2000, respectively. Energizer purchased approximately 3.8 million shares of treasury stock in the nine months ended June 30, 2001 for approximately $79.6. Prior year results include cash flows from discontinued operations and proceeds from the sale of discontinued operations of $54.7 and $20.0, respectively, associated with the disposition of Energizer's OEM rechargeable business in November 1999.

Working capital was $361.5 at June 30, 2001 compared to $401.7 at September 30, 2000, reflecting seasonal reductions in operating working capital. Energizer's total debt decreased from $505.0 at September 30, 2000 to $433.9 at June 30, 2001 as the excess cash generated from operations was used to pay down long-term debt.

Energizer believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, although no guarantee can be given in this regard.

MARKET  RISK
Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all interest rates would have had an unfavorable impact of $1.0 on Energizer's net earnings and cash flows based upon current debt levels.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
See  discussion  in  Note  16  to  the  Condensed  Financial  Statements.

FORWARD-LOOKING  STATEMENTS
Statements in this document that are not historical, particularly statements regarding the impact of inventory management by retail customers, worldwide production capacity and costs associated with reducing such capacity, the possibility of impairment charges related to the adjustment of goodwill in Europe, the continued availability of credit facilities, Energizer's estimated tax rates, the ability to meet liquidity requirements, and the impact of changes in interest rates, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Reduction of excess production capacity may not be able to be effected in a sufficiently timely manner, and costs associated with such reduction may be greater than anticipated. Upon evaluation, business conditions in Europe may not warrant adjustments related to the useful life of goodwill. Alternatively, any impairment charges related to such adjustments may be more significant than anticipated. Company performance, the ability to utilize tax credits and net operating losses, and changes in statutory tax rates could impact Energizer's actual effective tax rate for the full fiscal year. Energizer's ability to maintain compliance with its debt covenants, as well as changes in its operating cash flows, could limit its ability to meet future operating expenses and such liquidity requirements, fund capital expenditures, and service its debt as it becomes due. The impact of adverse interest rate changes could be more significant than anticipated, particularly if general economic conditions in the countries in which Energizer operates deteriorate as well. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, its Annual Report on Form 10-K for the Year ended September 30, 2000, its Quarterly Reports on Form 10-Q for the Quarters ended December 31, 2000 and March 31, 2001, and its Current Reports on Form 8-K dated April 25, 2000 and July 26, 2001.

PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(b)     Reports  on  Form  8-K

A Current Report on Form 8-K dated July 26, 2001, was filed setting forth the text of a press release issued by the Company on the same date which discussed the Company's results for its third fiscal quarter of 2001.



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

                                     ENERGIZER  HOLDINGS,  INC.
                                     -----------------------------------------
                                     Registrant



                                     By:  /s/ Daniel J. Sescleifer
                                          Daniel J. Sescleifer.
                                          Executive Vice President,
                                          Finance and Control
Date:  August 13,  2001