Form 10-K
period 2001-09-30
ENERGIZER HOLDINGS INC
filed 2001-12-14
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                 ----------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2001     Commission File No. 001-15401


                            ENERGIZER HOLDINGS, INC.

      Incorporated in Missouri       IRS Employer Identification No. 43-1863181
           533 Maryville University Drive, St. Louis, Missouri 63141 Registrant's telephone number, including area code: 314-985-2000

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

Yes:     X     No:

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of the close of business on November 1, 2001: $1,441,634,536

(Excluded from this figure is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on December 1, 2001: 91,718,811

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. Year 2001 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 10, 2001 (Part III of Form 10-K).

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

     Energizer is the successor to over 100 years of expertise in the battery and lighting products industry. Its brand names "Eveready" and "Energizer" have worldwide recognition for quality and dependability, and are marketed and sold in more than 140 countries. Energizer's subsidiaries operate 22 manufacturing and packaging facilities in 15 countries on four continents, and employ 3,525 employees in the United States and 6,306 in foreign jurisdictions.

PRINCIPAL  PRODUCTS

     Energizer's subsidiaries manufacture and market a complete line of primary alkaline and carbon zinc batteries, miniature batteries and flashlights and other lighting products. Although Energizer, in November of 1999, sold its rechargeable battery manufacturing and assembly business, which produced rechargeable batteries for sale to manufacturers of rechargeable equipment, Energizer continues to market a line of rechargeable batteries for retail sale to consumers. Energizer believes it has one of the industry's most extensive product lines. "Energizer" brand alkaline batteries are the most popular and widely used in the array of Energizer products. The batteries are offered in 1.5 volt, 4.5 volt, 6 volt and 9 volt configurations, and are available in the standard selection of sizes, including AA, AAA, AAAA, C, D and 9 volt sizes. In the summer of 2000, Energizer introduced a super-premium alkaline battery under the brand name "Energizer e2", as well as a value-priced alkaline battery under the name "Eveready Alkaline". In 2001, it relaunched its base alkaline brand as "Energizer Max". Energizer also produces or distributes:

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

     Although a large percentage of Energizer's sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, account for more than ten percent of Energizer's sales. For fiscal year 2001, those customers accounted for, in the aggregate, approximately 16.6% of Energizer's sales.

PATENTS,  TECHNOLOGY  AND  TRADEMARKS

     Energizer's operating subsidiaries own a number of trademarks which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include "Eveready", "Energizer", "Energizer Advanced Formula", "Energizer e2", "Energizer Max", the Energizer Bunny and the Energizer Man character.

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

     As of September 30, 2001, Eveready Battery Company, Inc., a subsidiary of Energizer, owned approximately 255 unexpired United States patents which have a range of expiration dates from January, 2002 to April, 2020, and had approximately 111 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2001, Eveready owned approximately 787 foreign patents and had approximately 602 patent applications pending in foreign countries.

     Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Eveready cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

SEASONALITY

     The battery business, particularly in North America, tends to be seasonal, with large purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during late summer and autumn.

COMPETITION

     The battery business is highly competitive, both in the United States and on a global basis, as a number of large battery manufacturers compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

     Energizer competes in the domestic and global battery markets which have been, in the past, high growth markets. The alkaline battery segment, both in the United States and worldwide, has been the fastest growing segment of the primary battery market. More recently, growth of the battery market, as well as the alkaline segment, has moderated and in some instances declined, primarily because of local economic conditions. Energizer's principal competitors in the United States are Duracell International, Inc., a subsidiary of The Gillette Company, and Rayovac Corporation. Private-label sales by large retailers have also been growing in significance. Duracell is also a significant competitor in South and Central America and Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

      Energizer has a significant market position in most geographic markets in which it competes. According to A.C. Nielsen, Energizer's primary battery market share in the United States for the 52 weeks ended September 30, 2001 was 32.4%.

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

     Energizer has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to nine federal "Superfund" sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRP's are at various stages with respect to the sites. Negotiations involve determinations of

-     the  actual  responsibility  of Energizer and the other PRP's at the site,
-     appropriate  investigatory  and/or  remedial  actions,  and
- allocation of the costs of such activities among the PRP's and other site users.

The amount of Energizer's ultimate liability in connection with those sites may depend on many factors, including:

-     the  volume  and  toxicity  of  material  contributed  to  the  site,
-     the  number  of  other  PRP's  and  their  financial  viability,  and
-     the  remediation  methods  and  technology  to  be  used.

     In addition, Energizer undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in November, 1999. In 2001, the buyer, as well as its operating subsidiary which owns and operates the Gainesville facility, filed petitions in bankruptcy. In the event that they would become unable to continue the programs to reduce or eliminate contamination, Energizer could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Energizer believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $5.9 million for estimated liabilities at September 30, 2001, should not be material to its financial position. Such liability could, however, be material to results of operations or cash flows for a particular quarter or annual period.


OTHER  MATTERS

     The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - BUSINESS OVERVIEW" on pages 10 through 11, "ENERGIZER HOLDINGS, INC.
- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - HIGHLIGHTS" on page 11, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES" on pages 16 through 17, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS - Segment Results" on pages 12 through 14, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS - Research and Development Expense" on page 14, "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 49 through 51, of the Energizer Holdings, Inc. Year 2001 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM  2.     PROPERTIES

     A list of Energizer's principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2001, Energizer's alkaline manufacturing facilities were utilized, on average, at approximately 70% of capacity, and its carbon zinc facilities were utilized, on average, at approximately 47% of capacity.




NORTH AMERICA                            EUROPE

Asheboro, NC (2)                         Caudebec Les Elbeuf, France (1)(5)
Bennington, VT                           La Chaux-de-Fonds, Switzerland
Garretsville, OH                         Slany, Czech Republic  (1)
Marietta, OH                             Tanfield Lea, U.K. (1)
Maryville, MO
St. Albans, VT                           AFRICA
Tecamec, Mexico (6)                      Alexandria, Egypt
Walkerton, Ontario, Canada (5)           Nakuru, Kenya (4)
Westlake, OH (3)
                                         ADMINISTRATIVE AND
ASIA                                     EXECUTIVE OFFICES
Bogang, People's Republic of China (1)   St. Louis, Missouri (1)
Mandaue Cebu, Philippines
Ekala, Sri Lanka
Cimanggis, Indonesia
Johor, Malaysia
Jurong, Singapore
Tianjin, People's Republic of China


In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)  Leased          (2)  Two  plants          (3)Research  facility
(4)  Less  than  20%  owned  interest          (5)  Bulk  packaging  or labeling
(6)  To be closed

ITEM  3.     LEGAL  PROCEEDINGS

LEGAL  PROCEEDINGS  -

- Energizer previously disclosed that Zinc Products Company, a division of Alltrista Corp., a supplier of zinc cans used in the manufacture of batteries, filed suit against Energizer, claiming breach of contract when Energizer closed its Fremont, Ohio plant. In January of 2001, the suit was dismissed upon a settlement payment, in an immaterial amount, by Energizer.

- In October of 2001, Energizer entered into separate settlement agreements with Strategic Electronics and Duracell related to outstanding contract claims associated with Duracell's and Energizer's on-label battery testers. Under the terms of the agreements, mutual releases of all outstanding claims were given, and Energizer was licensed to utilize any applicable patents related to its on-label battery tester.

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

ITEM  4A     EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2001.

J. Patrick Mulcahy - Chief Executive Officer of Energizer since March 2000. Mr. Mulcahy joined Ralston in 1968 and has served as Chairman of the Board and Chief Executive Officer of Eveready Battery Company, Inc. since 1987. Mr. Mulcahy served as co-Chief Executive Officer and co-President of Ralston from October, 1997 to June, 1999. He served as Ralston's Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; and Division Vice President, Director of Marketing, Grocery Products Group, 1980-81. Age: 57.

William P. Stiritz - Chairman of the Board of Directors of Energizer and Chairman of the Management Strategy and Finance Committee since March 2000. Mr. Stiritz joined Ralston in 1963 and served as Chief Executive Officer and President of Ralston from 1982 until his retirement in 1997. He has served since 1982 as Chairman of the Board of Directors of Ralston. From 1998 to 2001, he also served as Chief Executive Officer, President and Chairman of the Board of Agribrands International, Inc. Age: 67.

Patrick C. Mannix - President of Energizer since March 2000. Mr. Mannix joined the Eveready Battery Division of Union Carbide Corporation in 1963, and has served as President of Eveready Battery Company, Inc. since 1998. Mr. Mannix served as President of Eveready Battery Company, Inc., Specialty Business from 1995-98, as Executive Vice President, Eveready Battery Company, International from 1991-95, and as Area Chairman, Asia Pacific operations, Eveready Battery Company from 1985-91. Age: 56.

Randy J. Rose - President and Chief Operating Officer - North America and Europe since September of 2000. Mr. Rose served as Executive Vice President, Worldwide Sales and Marketing of Energizer from March to September, 2000. Mr. Rose joined Ralston in 1986 and served as Executive Vice President, Golden Products Division of Ralston from 1997 until April 1998, then served as Vice President, Worldwide Sales and Asia Pacific Operating Officer of the Pet Products International Division of Ralston until May, 1999, when he joined Eveready Battery Company, Inc., serving as Executive Vice President, Sales and Marketing. Mr. Rose served as Vice President and Director of the Customer Development Group of Ralston's Pet Products Group from 1993-97. Age: 47.

Ward M. Klein - President and Chief Operating Officer - Asia Pacific and PanAm since September, 2000. Mr. Klein served as Vice President - Asia Pacific for Energizer from March to September, 2000. Mr. Klein joined Ralston Purina Company in 1979 and served as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age:
46.

Daniel J. Sescleifer - Executive Vice President, Finance and Control of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and
Treasurer  of  Ralcorp  Holdings,  Inc,  from  1996  to  2000,  and as Director,
Corporate  Finance  of  Ralcorp  Holdings,  Inc.  from  1994  to 1996.  Age: 39.

Harry L. Strachan - Vice President and General Counsel of Energizer since March, 2000. Mr. Strachan joined Eveready Battery Company, Inc. in 1987, and has served as Vice President, General Counsel and Secretary of that subsidiary since 1987. Age: 60.

Peter  J.  Conrad  -  Vice  President, Human Resources of Energizer since March,
2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997 and served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 41.

Joseph McClanathan - Vice President, North America of Energizer since March, 2000. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974 and served as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 49.

ITEM  5.          MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of November 30, 2001, there were 19,418 shareholders of record of the ENR Stock.

     The following table sets forth range of market prices for the ENR Stock for the period from September 30, 2000 to September 30, 2001. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2002.



                               MARKET PRICE RANGE

                    First Quarter.  $  17.0625 -  $24.375
                    Second Quarter  $  20.125  -  $27.55
                    Third Quarter.  $  20.80   -  $25.39
                    Fourth Quarter  $  15.00   -  $23.35



There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

ITEM  6.          SELECTED  FINANCIAL  DATA.

     The "ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION" appearing on pages 21 through 22 of the Energizer Holdings, Inc. Year 2001 Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 20 and the information appearing under "ENERGIZER HOLDINGS, INC
- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 49 through 51 of the Energizer Holdings, Inc. Year 2001 Annual Report is hereby incorporated by reference.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS" on pages 18 through 19 of the Energizer Holdings, Inc. Year 2001 Annual Report is hereby incorporated by reference.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The consolidated financial statements of Energizer and its subsidiaries appearing on pages 25 through 28, together with the report thereon of PricewaterhouseCoopers LLP on page 24, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)" on pages 52 through 53 of the
Energizer Holdings, Inc. Year 2001 Annual Report are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not  applicable.

                                    PART III

ITEM  10.     DIRECTORS  OF  THE  REGISTRANT.

     The information regarding directors on pages 3 through 6, and information appearing under "Compliance With Section 16(a) Reporting" on page 2, of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 10, 2001 is hereby incorporated by reference.

ITEM  11.     EXECUTIVE  COMPENSATION.

     Information appearing under "Executive Compensation" on pages 13 through 21, "Nominating and Executive Compensation Committee Report on Executive Compensation" on pages 21 through 24, "Performance Graph" on page 26, "Common Stock Ownership of Directors and Executive Officers" on pages 11 through 12, and the remuneration information under "Board of Directors Standing Committees" on pages 4 through 5 and "Director Compensation" on pages 5 through 6 of the Energizer Holdings, Inc. Company Notice of Annual Meeting and Proxy Statement dated December 10, 2001 is hereby incorporated by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 10 and "Common Stock Ownership of Directors and Executive Officers" on pages 11 through 12 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 10, 2001 is hereby incorporated by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under "Certain Relationships and Related Transactions" on pages 6 through 8 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 10, 2001, is hereby incorporated by reference.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

1.     Documents  filed  with  this  report:

       a.   Financial statements previously incorporated by reference under
            Item 8 herein.

     - Report of Independent Accountants.
     - Consolidated Statement of Earnings -- for years ended September 30, 2001, 2000 and 1999.
     - Consolidated Balance Sheet -- for years ended September 30, 2001 and 2000.
     - Consolidated Statement of Cash Flows -- for years ended September 30, 2001, 2000, and 1999.
     - Consolidated Statement of Shareholders Equity -- for years ended September 30, 2001, 2000, 1999 and 1998.
     - Notes to Financial  Statements.

       b.    Reports  on  Form  8-K.

On July 26, 2001, a Current Report on Form 8-K was filed disclosing the Company's press release concerning its third quarter earnings.

       c.     Exhibits  Required  by  Item  601  of  Regulation  S-K

       (i) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.


            2         Agreement and Plan of Reorganization
            3(i)      Articles of Incorporation of Energizer Holdings, Inc.
            3(ii)     By-Laws of Energizer Holdings, Inc.
            4         Rights Agreement between  Energizer  Holdings, Inc. and
                      Continental Stock Transfer & Trust Company,
                      as Rights Agent
            10(i)     Debt Assignment, Assumption and Release Agreement by and
                      among Ralston Purina Co., Energizer Holdings, Inc.
                      and Bank One, N.A.
            10(ii)    364-Day Credit Agreement between Ralston Purina Company
                      and Bank One, N.A.
            10(iii)   5-Year Revolving Credit Agreement between Ralston Purina
                      Company and Bank One, N.A.
            10(iv)    Energizer Holdings, Inc. Private Placement Note Purchase
                      Agreement
            10(v)     Asset Securitization Receivable Purchase Agreement between
                      Energizer Holdings, Inc., Falcon Asset Securitization
                      Corporation and Bank One, N.A.
            10(vi)    Bridge  Loan  Agreement  No.  1
            10(vii)   Bridge  Loan  Agreement  No.  2
            10(viii)  Tax  Sharing  Agreement
            10(ix)    Bridging  Agreement
            10(x)     Intellectual  Property  Agreement
            10(xi)    Energizer  Holdings,  Inc.  Incentive  Stock  Plan*
            10(xii)   Form of Indemnification Agreements with Executive
                      Officers  and Directors  *
            10(xiii)  Executive Savings Investment Plan*
            10(xiv)   Executive  Health  Insurance  Plan*
            10(xv)    Executive  Long  Term  Disability  Plan*
            10(xvi)   Financial  Planning  Plan*
            10(xvii) Executive Group Personal Excess Liability Insurance Plan* 10(xviii) Executive Retiree Life Plan*
            10(xix)   Supplemental  Executive  Retirement  Plan*

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

       (iii) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby Incorporated by reference to Energizer's Annual Report on Form 10K for the Year Ended September 30, 2000.

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

        (iv) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer's Quarterly Report on Form 10Q for the Quarter Ended December 31, 2000.

             10(i)     Form of Non-Qualified Stock Option dated November 20,
                       2000*
             10(ii) Form of 2000 Restricted Stock Equivalent Agreement dated November 20, 2000*

        (v) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

             10(i)     Amended Change of Control Employment Agreement dated
                       November 19, 2001*
             10(ii)    Revised Negotiated Employment Agreement and
                       General Release*
             10(iii)   Form of Energizer Holdings, Inc. Deferred Compensation
                       Plan  2001 Election Form*
             10(iv)    Form of Acknowledgement for Deferral of Fiscal Year
                       2001 Incentive Plan Bonus*
             13        Pages 10 to 56 of the Energizer Holdings, Inc.
                       Year 2001 Annual Report, which are incorporated
                       herein by reference,  are filed  herewith.
             21        Subsidiaries  of  Registrant
             23        Consent of Independent Accountants


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

                                    ENERGIZER  HOLDINGS,  INC.


                                    By  /s/ J. Patrick Mulcahy
                                      ----------------------------------
                                       J.  Patrick  Mulcahy
                                       Chief  Executive  Officer


Date:     December  14,  2001

SIGNATURE     TITLE
---------     -----


/s/  Daniel J. Sescleifer
---------------------------
Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer


/s/  Mark A. Schafale
-----------------------
Mark A. Schafale
Vice President and Controller


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