Form 10-Q
period 2001-12-31
ENERGIZER HOLDINGS INC
filed 2002-02-11
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2001

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

                         YES:   X     NO:  _____
                              ----

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on February 1, 2002.

                                  91,371,811
                            -------------------------


PART  I  -     FINANCIAL  INFORMATION


                            ENERGIZER HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS--UNAUDITED)


                                                           QUARTER ENDED DECEMBER 31,
                                                                2001       2000
                                                                ----       ----

Net Sales . . . . . . . . . . . . . . . . .                     $567.7   $559.3

Cost of products sold . . . . . . . . . . .                      305.0    311.6
Selling, general and administrative expense                       81.4     83.2
Advertising and promotion expense . . . . .                       46.0     49.3
Research and development expense. . . . . .                        9.2     11.5
Provisions for restructuring. . . . . . . .                        1.4        -
Interest expense. . . . . . . . . . . . . .                        6.2      9.9
Other financing items, net. . . . . . . . .                        1.3      1.1
                                                                -------  -------

Earnings before Income Taxes. . . . . . . .                      117.2     92.7

Income Taxes. . . . . . . . . . . . . . . .                      (46.8)   (38.5)
                                                                 -------  -------

Net Earnings. . . . . . . . . . . . . . . .                     $ 70.4   $ 54.2
                                                                 =======  =======


Basic earnings per share. . . . . . . . . .                      $ 0.77   $ 0.57
Diluted earnings per share. . . . . . . . .                      $ 0.76   $ 0.57

            See accompanying Notes to Condensed Financial Statements




                              ENERGIZER HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEET
                                    (CONDENSED)
                          (DOLLARS IN MILLIONS--UNAUDITED)

                                                            DECEMBER 31,   SEPTEMBER 30,
                                                               2001           2001
                                                               ----           ----
ASSETS
Current Assets
   Cash and cash equivalents                                   $   50.6   $   23.0
   Trade receivables, less allowance for doubtful
   accounts of $11.3 and $11.8, respectively                      256.6      189.1
   Inventories
       Raw materials and supplies                                  44.3       47.0
       Work in process                                             76.1       91.4
       Finished products                                          180.8      222.9
                                                               ---------  ---------
          Total Inventory                                         301.2      361.3
   Other current assets                                           276.5      209.9
                                                               ---------  ---------
          Total Current Assets                                    884.9      783.3
                                                               ---------  ---------

Property at Cost                                                1,027.2    1,030.0
   Accumulated depreciation                                       562.8      553.9
                                                               ---------  ---------
                                                                  464.4      476.1

Other Assets                                                      239.2      238.2
                                                               ---------  ---------
          Total                                                $1,588.5   $1,497.6
                                                               =========  =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
   Notes payable                                               $  144.1   $  110.3
   Accounts payable                                                81.6      109.2
   Other current liabilities                                      353.7      275.7
                                                               ---------  ---------
          Total Current Liabilities                               579.4      495.2

Long-Term Debt                                                    175.0      225.0

Other Liabilities                                                 170.4      169.5

Shareholders Equity

   Common Stock                                                     1.0        1.0
   Additional Paid in Capital                                     784.2      784.1
   Retained Earnings                                               87.8       17.5
   Treasury Stock                                                 (85.9)     (79.6)
   Accumulated Other Comprehensive Income                        (123.4)    (115.1)
                                                               ---------  ---------
          Total Shareholders Equity                               663.7      607.9
                                                               ---------  ---------
          Total                                                $1,588.5   $1,497.6
                                                               =========  =========

              See accompanying Notes to Condensed Financial Statements





                                ENERGIZER HOLDINGS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (CONDENSED)
                           (DOLLARS IN MILLIONS - UNAUDITED)


                                                              QUARTER ENDED DECEMBER 31,
                                                                  2001           2000
                                                                  ----           ----
CASH FLOW FROM OPERATIONS
   Net earnings                                                 $ 70.4         $  54.2
   Non-cash items included in income                              17.0            23.0
   Sale of accounts receivable, net                              (36.2)           50.0
   Changes in assets and liabilities used in operations            2.2            22.9
   Other, net                                                      2.3             0.1
                                                                -------        --------
   Net cash flow from operations                                  55.7           150.2

CASH FLOW FROM INVESTING ACTIVITIES
   Property additions                                             (9.2)          (17.2)
   Proceeds from sale of property                                  0.6             5.3
   Other, net                                                      0.7             2.1
                                                                -------        --------
   Net cash used by investing activities                          (7.9)           (9.8)

CASH FLOW FROM FINANCING ACTIVITIES
   Principal payments on long-term debt (including
   current maturities)                                           (50.0)          (95.0)
   Net increase in notes payable                                  36.2             8.4
   Treasury stock purchases                                       (6.3)          (41.9)
   Proceeds from issuance of common stock                          0.1               -
                                                                -------        --------
   Net cash used by financing activities                         (20.0)         (128.5)
                                                                -------        --------

Effect of Exchange Rate Changes on Cash                           (0.2)            0.4
                                                                -------        --------

Net Increase in Cash and Cash Equivalents                         27.6            12.3

Cash and Cash Equivalents, Beginning of Period                    23.0            16.0
                                                                -------        --------
Cash and Cash Equivalents, End of Period                        $ 50.6         $  28.3
                                                                =======        ========


                See accompanying Notes to Condensed Financial Statements

                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                        (DOLLARS IN MILLIONS - UNAUDITED)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (Energizer) for the year ended September 30, 2001.

NOTE 2 - On October 1, 2001, Energizer adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires goodwill be tested for impairment at least annually. Intangible assets deemed to have an indefinite life under SFAS 142 are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over the useful life.

As businesses have been acquired in the past, Energizer has allocated goodwill and other intangible assets to reporting units within each operating segment. Energizer's intangible assets are comprised of trademarks related to the Energizer name, which are deemed indefinite-lived intangibles. Thus beginning in fiscal 2002, these trademarks are no longer amortized.

As part of the implementation of SFAS 142, Energizer is required to complete a transitional impairment test of goodwill and other intangible assets. Energizer completed these transitional tests in the current quarter, which resulted in no impairment. The fair value of the reporting unit was estimated using the discounted cash flow method. Prospectively, Energizer will test its goodwill and intangible assets for impairment as a part of its annual business planning cycle in the fourth quarter of each fiscal year.

The following table represents the carrying amount of goodwill and trademarks by segment for December 31, 2001:


                                                           South &
                                   North                   Central
                                  America   Asia   Europe  America  Total
                                  --------  -----  ------  -------  -------
Goodwill . . . . . . . . . . . .     24.7    0.9      8.4      3.5    37.5
                                  ========  =====  ======  =======  =======
Trademarks - Gross . . . . . . .    413.8   23.0        -        -   436.8
Trademarks - Accum. amortization   (354.4)  (9.4)       -        -  (363.8)
                                  --------  -----  ------  -------  -------
Trademarks - Net carrying amount     59.4   13.6        -        -    73.0
                                  ========  =====  ======  =======  =======


As required by SFAS 142, the results for periods prior to fiscal 2002 were not restated in the accompanying consolidated statement of earnings. A reconciliation between net earnings and earnings per share reported by Energizer and net earnings and earnings per share as adjusted to reflect the impact of SFAS 142 is provided below.



                                                     Quarter ended                      Year ended
                                                     -------------                     -----------
                                    December 31,   March 31,  June 30,  September 30,  September 30,
                                       2000          2001       2001        2001           2001
                                       ----         -----      -----       -----           ----
Net earnings/(loss):
   As reported                         $54.2       $ 5.6      $15.7      $(114.5)        $(39.0)
   Goodwill amortization, net of tax     3.0         3.1        3.0          3.0           12.1
   Intangible asset amortization,
      net of tax                         0.8         0.7        0.8          0.7            3.0
                                       -----       -----      -----      --------        -------
   Adjusted net earnings/(loss)        $58.0       $ 9.4      $19.5      $(110.8)        $(23.9)
                                       =====       =====      =====      ========        =======



                                                     Quarter ended                      Year ended
                                                     -------------                     -----------
                                    December 31,   March 31,  June 30,  September 30,  September 30,
                                       2000          2001       2001         2001           2001
                                       ----          -----      -----       -----           ----
Basic and diluted earnings/(loss)
per share: (1)
   As reported                        $ 0.57       $ 0.06      $ 0.17      $(1.25)         $(0.42)
   Goodwill amortization, net of tax    0.03         0.03        0.03        0.03            0.13
   Intangible asset amortization,
     net of tax                         0.01         0.01        0.01        0.01            0.03
                                         -----      -----       -----      --------         -------
   Adjusted net earnings/(loss)       $ 0.61       $ 0.10      $ 0.21      $(1.21)         $(0.26)
                                       =====        =====       =====      ========         =======

Basic shares                           94.7         92.2        91.7        91.7            92.6
Diluted shares                         95.9         94.1        93.5        92.7            94.1

(1) For the quarter ending September 30, 2001 and for the fiscal year 2001, the potentially dilutive securities were not included in the dilutive earnings per share calculation due to their anti-dilutive effect.

NOTE 3 - The Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides guidance on earnings statement classification of amounts billed to customers for shipping and handling. Energizer adopted EITF 00-10 in its fourth quarter of fiscal 2001. Reclassification was necessary from net sales to cost of products sold of $10.5 for the quarter ended December 31, 2000. In addition, warehousing costs in selling, general and administrative expense of $9.1 for the quarter ended December 31, 2000 were reclassified to cost of products sold. There was no impact to net earnings.

The EITF also issued EITF 00-14 and 00-25. EITF 00-14, "Accounting for Certain Sales Incentives," provides guidance on accounting for discounts, coupons, rebates and free product. EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," provides guidance on accounting for considerations other than those directly addressed in EITF 00-14. Energizer adopted EITF 00-14 and 00-25 in its fourth quarter of fiscal 2001. Reclassification of $9.9 was necessary from advertising and promotion expense to net sales for the quarter ended December 31, 2000. There was no impact to net earnings.

NOTE 4 - Energizer operations are managed via four geographic segments. In the past, each segment has reported profit from its intersegment sales in its own segment's results. Changes in intersegment profit captured in inventory not yet sold to outside customers were recorded in general corporate expenses. Due to increased levels of intersegment sales related to production consolidation and in light of Energizer's current management objectives and structure, Energizer believes the exclusion of intersegment profit in segment results is a more appropriate view of its operating segments.

Beginning in fiscal 2002, Energizer will report segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Profit on sales to other segments will no longer be reported in the selling region. As a result, segments with manufacturing capacity that are net exporters to other segments will show lower segment profit than in the past. Segments that are net importers of Energizer manufactured product will show higher segment profit than in the past.

This new structure is the basis for the Company's reportable operating segment information disclosed below. Segment performance is evaluated based on operating profit, exclusive of general corporate expenses, research and development expenses, restructuring charges and amortization of goodwill and intangibles. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.


                                                 FOR THE QUARTER ENDED DECEMBER 31,
                                                 ----------------------------------
                                                           2001    2000
                                                          ------  ------
NET SALES
     North America . . . . . .                            $351.9  $324.7
     Asia Pacific. . . . . . .                              83.0   100.2
     Europe. . . . . . . . . .                              95.1    89.3
     South & Central America .                              37.7    45.1
                                                          ------  ------
                Total Net Sales                           $567.7  $559.3
                                                          ======  ======


                                                  FOR THE QUARTER ENDED DECEMBER 31,
                                                  ----------------------------------
                                                             2001     2000
                                                           -------  -------
PROFITABILITY
     North America. . . . . . . . . . . . . . . . . . . .  $117.7   $ 89.0
     Asia Pacific . . . . . . . . . . . . . . . . . . . .    21.6     24.8
     Europe . . . . . . . . . . . . . . . . . . . . . . .     8.2      4.7
     South and Central America. . . . . . . . . . . . . .     5.6      8.7
                                                           -------  -------
        TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .  $153.1   $127.2

     General corporate expenses . . . . . . . . . . . . .   (15.2)    (6.4)
     Research and development expense . . . . . . . . . .    (9.2)   (11.5)
                                                           -------  -------
        Operating profit before unusual items
         and amortization . . . . . . . . . . . . . . . .   128.7    109.3
     Provisions for restructuring and other related costs    (4.0)       -
     Amortization of intangibles. . . . . . . . . . . . .       -     (5.6)
     Interest and other financial items . . . . . . . . .    (7.5)   (11.0)
                                                           -------  -------
        Total earnings before income taxes. . . . . . . .  $117.2   $ 92.7
                                                           =======  =======



                                                  FOR THE QUARTER ENDED DECEMBER 31,
                                                  ----------------------------------
                                                              2001     2000
NET SALES BY PRODUCT LINE                                   -------   -------
   Alkaline Batteries . .                                 $  420.6    $395.3
   Carbon Zinc Batteries.                                     66.6      83.6
   Lighting Products. . .                                     32.2      32.2
   Miniature Batteries. .                                     16.6      16.6
   Other. . . . . . . . .                                     31.7      31.6
                                                            -------   -------
          Total Net Sales                                 $  567.7    $559.3
                                                            =======    ======


NOTE 5 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2001 and 2000, respectively.


                                                                 Quarter Ended
                                                                 December 31,
                                                                 ------------
                                                                 2001   2000
                                                                 ----  -----
Numerator:
    Numerator for basic and dilutive earnings per share -
          Net earnings                                           $70.4  $54.2

Denominator:
    Denominator for basic earnings per share -
         Weighted average shares                                  91.7   94.7

    Effect of dilutive securities
         Stock Options                                             0.1    0.7
         Restricted Stock Equivalents                              0.6    0.5
                                                                 -----  -----
                                                                   0.7    1.2
     Denominator for dilutive earnings per share -
     Weighted-average shares and assumed conversions              92.4   95.9
                                                                 =====  =====

Basic earnings per share                                         $0.77  $0.57

Diluted earnings per share                                       $0.76  $0.57


NOTE 6 - As part of restructuring plans announced in the fourth quarter of fiscal 2001, Energizer ceased production and terminated substantially all of its employees at its Mexican carbon zinc production facility in the current quarter, as well as continuing execution of other restructuring actions. Energizer recorded provisions for restructuring of $1.4 pre-tax, as well as related costs for accelerated deprecation and inventory obsolescence of $2.6 pre-tax recorded in cost of products sold in the current quarter. Total provisions for restructuring and related costs were $4.0 pre-tax, or $2.9 after-tax, in the current quarter. As of December 31, 2001, 505 of a total of 570 employees have been terminated in connection with these plans, with 377 terminated in the current quarter. Activities impacting the restructuring reserve, which are recorded in other current liabilities on the Consolidated Balance Sheet, during the quarter ended December 31, 2001, are presented in the following table:


                      Beginning  Provision/             Ending
                      Balance  (Reversals)  Activity   Balance
                      -------  -----------  ---------  -------
2001 Plan
--------------------
Termination benefits      5.3          0.9      (4.7)      1.5
Other cash costs . .      3.9          0.5      (1.6)      2.8
                      -------  -----------  ---------  -------
Total. . . . . . . .      9.2          1.4      (6.3)      4.3
                      =======  ===========  =========  =======



NOTE 7 - The components of total comprehensive income for the quarter ended December 31, 2001 and 2000, respectively, are shown in the following table:

                                                 Quarter Ended December 31,
                                                       2001      2000
                                                      ------    ------
Net earnings . . . . . . . . . . . . . . . . . . .    $70.4     $54.2
Other comprehensive income items:
- Foreign currency translation adjustments . . . .     (7.7)      2.3
- Foreign currency translation adjustments
  related to elimination of one month reporting lag       -      (4.4)
- Minimum pension liability adjustment,
  net of taxes of $.3 . . . . . . . . . . . . . . .    (0.3)        -
                                                      ------    ------
Total comprehensive income . . . . . . . . . . . .    $62.4     $52.1
                                                      ======    ======

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




                                                                December 31, 2001  September 30, 2001
                                                                -----------------  ------------------

Total outstanding accounts receivable sold to SPE. . . . . .           221.9               184.1

Cash received by SPE from sale of receivables to a third party          50.0                86.2

Subordinated retained interest . . . . . . . . . . . . . . . .         171.9                97.9

Energizer's investment in SPE. . . . . . . . . . . . . . . . .         171.9                97.9


NOTE  9-  Other  Current  Assets  consist  of  the  following:



                              December 31, 2001   September 30, 2001
                              ------------------  -------------------
Investment in SPE. . . . . .  $            171.9  $              97.9
Miscellaneous receivables. .                24.4                 25.3
Deferred income tax benefits                44.8                 46.3
Prepaid expenses . . . . . .                35.0                 39.8
Other current assets . . . .                 0.4                  0.6
                              ------------------  -------------------
                              $            276.5  $             209.9
                              ==================  ===================



NOTE  10-  Other  Assets  consist  of  the  following:


                                   December 31, 2001   September 30, 2001
                                   ------------------  -------------------
Goodwill. . . . . . . . . . . . .  $             37.5  $              38.1
Other intangible assets . . . . .                73.0                 72.7
Pension asset . . . . . . . . . .               108.9                106.2
Other assets and deferred charges                19.8                 21.2
                                   ------------------  -------------------
                                   $            239.2  $             238.2
                                   ==================  ===================

NOTE  11-  Other  Liabilities  consist  of  the  following:




                                   December 31, 2001   September 30, 2001
                                   ------------------  -------------------
Postretirement benefits liability  $             92.0  $              91.7
Other non-current liabilities . .                78.4                 77.8
                                   ------------------  -------------------
                                   $            170.4  $             169.5
                                   ==================  ===================

NOTE 12- In September 2000, Energizer's Board of Directors approved a share repurchase plan authorizing the repurchase of up to 5 million shares of Energizer's common stock. As of December 31, 2001, Energizer has purchased approximately 4.2 million shares under the authorization.

NOTE 13- At December 31, 2001, Energizer had net accounts receivable from Kmart Corporation of $20.7. On January 23, 2002, Kmart filed for Chapter 11 bankruptcy protection. As of the filing date of this document, it is not possible to determine what amount, if any, of the accounts receivable will be collected from Kmart. Failure to collect substantially all of the Kmart net accounts receivable would result in additional charges in one or more future quarters.

NOTE 14- The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Energizer is required to adopt SFAS 143 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer determined that the implementation of SFAS 143 will not have a material effect on its financial statements.

The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. Energizer is required to adopt SFAS 144 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer is currently evaluating the impact of SFAS 144 on its financial statements.


                             ENERGIZER HOLDINGS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


HIGHLIGHTS  /  OPERATING  RESULTS
     Net earnings for the quarter ended December 31, 2001 were $70.4, or $.77 per basic share and $.76 per diluted share compared to $54.2, or $.57 per share for the quarter ended December 31, 2000. Included in the current quarter net earnings are restructuring provisions and related costs of $2.9, after taxes, or $.03 per share. The prior year quarter includes amortization expense that would not have been amortized under SFAS 142, of $3.8 after taxes, or $.04 per share. Due to the adoption of SFAS 142 at the beginning of fiscal 2002 as described in
Note 2 to the Condensed Financial Statements, amortization expense is discontinued beginning in fiscal 2002. Adjusting for these items in both quarters, net earnings would have been $73.3, or $.79 per diluted share in the current quarter compared to $58.0, or $.61 per share last year.

     Net sales for the quarter ended December 31, 2001 increased $8.4 or 1.5%, with increases in North America and Europe, partially offset by declines in the Asia Pacific and South and Central American regions. See the following section for comments on sales changes by segment.

     Gross margin for the quarter increased $15.0 or 6% reflecting lower product
cost  and higher sales.   Gross margin percentage improved 2.0 percentage points
to  46.3%.

     Selling, general and administrative expenses decreased $1.8 or 2% in the quarter due to the absence of amortization expense and lower overhead costs in North America, partially offset by higher general corporate expenses. Selling, general and administrative expenses for the quarter were 14.3% of sales compared to 14.9% last year.

     Advertising and promotion expense declined $3.3 or 7% in the quarter on a decrease in North America, partially offset by increases in Europe. Advertising and promotion as a percent of sales was 8.1% in the current quarter, compared to 8.8% in the same period a year ago.

Segment  Results
     Energizer Holdings, Inc. (Energizer) operations are managed via four geographic segments. In the past, each segment has reported profit from its intersegment sales in its own segment results. Changes in intersegment profit captured in inventory and not yet sold to outside customers were recorded in general corporate expenses. Due to increased levels of intersegment sales related to production consolidation and in light of the Company's current management objectives and structure, Energizer believes the exclusion of intersegment profit in segment results is a more appropriate view of its operating segments.

     Beginning in fiscal 2002, Energizer will report segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Profit on sales to other segments will no longer be reported in the selling region. As a result, segments with manufacturing capacity that are net exporters to other segments will show lower segment profit than in the past. Segments that are net importers of Energizer manufactured product will show higher segment profit than in the past.

     This structure is the basis for the Company's reportable operating segment information, as included in the tables in Note 4 to the Condensed Financial Statements for the quarter ended December 31, 2001 and 2000.

North  America
     Net sales for North America were $351.9 for the quarter ended December 31, 2001, an increase of $27.2 or 8%. An 18% increase in alkaline volume was partially offset by unfavorable pricing and product mix reflecting intense competition and high promotional activity.

     Energizer's share of primary batteries in the U.S., as measured by A. C. Nielsen, was 32.7 for the 13-week period ended December 29, 2001, down 1.6 percentage points compared to the same quarter last year. A. C. Nielsen reported the overall battery category sales value declined 3% in the quarter while units sold increased 3%, reflecting increased promotional activity. Energizer uses A.
C. Nielsen as its primary external, independent source for market share data. Although A. C. Nielsen captures data from less than 50% of the total market, analysis of other available data indicates the current market share from A. C. Nielsen is a reasonable approximation of Energizer's overall market position.

     As of December 31, 2001, certain Energizer retail customers carried inventory of Energizer product in excess of seasonally normal levels. As these customers reduce inventory levels in the future, Energizer's sales volume will trail those customers' retail sales volume. Energizer does not believe the aggregate level of excess retail inventory is materially different from levels at December 31, 2000.

     Gross margin increased $18.7 in the quarter, on improved product cost reflecting lower material and other variable costs and improved plant operating levels. Gross margin from higher sales volume was virtually offset by lower pricing and product mix.

     Segment profit increased $28.7 or 32% in the quarter on higher gross margin and lower advertising and overhead expenses. Favorable costs reflect the impact of restructuring actions that began in the fourth quarter of fiscal 2001.

Asia  Pacific
     Net sales for Asia Pacific were $83.0 for the quarter ended December 31, 2001, a decrease of $17.2, or 17%. Absent currency impacts of $4.0, sales declined $13.2, or 13% on carbon zinc and alkaline volume declines of 21% and 11%, respectively, as a number of key markets continue to experience unfavorable economic conditions.

     Segment profit was $21.6 for the quarter, down $3.2, or 13% as lower sales were partially offset by lower product cost.

Europe
     Net sales for Europe were $95.1 for the quarter ended December 31, 2001, an increase of $5.8, or 7%. Absent favorable currency impacts of $3.5, sales increased $2.3, or 3% on higher alkaline volume and improved pricing and product mix, partially offset by lower carbon zinc volume.

     Segment results improved $3.5, or 75%, for the quarter on higher sales and lower product cost, partially offset by higher advertising and promotion expense.


South  and  Central  America
     Net sales for South and Central America for the current quarter were $37.7, a decrease of $7.4, or 16% as alkaline and carbon zinc volumes declined by 14% and 16%, respectively. Lower sales in Argentina accounted for about 80% of the decline due to deliberate actions to reduce sales and accounts receivable in anticipation of the currency devaluation.

     Segment profit decreased $3.1, or 36%, with currency devaluation accounting for $1.9 of the decline. Excluding the impact of currency, segment profit declined $1.2 on lower sales, partially offset by lower product cost. Argentina accounted for the entire decline in segment profit.

     Future sales and segment profit for the South and Central American region will be significantly impacted by economic and market conditions in Argentina. Argentina accounted for approximately 30% of South and Central America's net sales for the fiscal year ended September 30, 2001.

OTHER  COSTS  AND  EXPENSES

GENERAL  CORPORATE  EXPENSES
     Corporate expenses increased $8.8 for the quarter ended December 31, 2001, reflecting higher compensation costs related to company performance and stock price and lower royalty and pension income, partially offset by lower management costs.

RESEARCH  AND  DEVELOPMENT  EXPENSES
     Research and development expense decreased $2.3 million in the quarter as Energizer focused on new and improved products for retail applications and reduced spending on products designed for industrial applications.

RESTRUCTURING  ACTIVITY
     As part of the restructuring plans announced in the fourth quarter of fiscal 2001, Energizer recorded provisions for restructuring of $1.4 pre-tax, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6 pre-tax in the current quarter, which are reflected in cost of products sold. Total provisions for restructuring and related costs were $4.0 pre-tax, $2.9 after-tax and $.03 per share in the current quarter. Activities impacting the restructuring reserve during the quarter ended December 31, 2001 are presented in Note 6 to the Condensed Financial Statements.

Goodwill  and  Intangible  Amortization
     Energizer adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. As a result, Energizer no longer amortizes its goodwill and intangible assets, which consist of tradenames. See Note 2 to the Condensed
Financial  Statements  for  further  discussion.

Interest  Expense  and  Other  Financing  Costs
     Interest expense decreased $3.7 for the quarter reflecting lower average borrowings at lower average interest rates. Other financing costs increased $.2 for the quarter as unfavorable net currency exchange, primarily in Argentina, was nearly offset by lower discounts on the sale of account receivable under a financing arrangement.

Income  Taxes
     Income taxes, which include federal, state and foreign taxes, were 39.5% for the current quarter, compared to a tax rate of 41.5% for the same period last year. The improvement in the tax rate is primarily due to the absence of the unfavorable impact of goodwill amortization in the current quarter.

FINANCIAL  CONDITION
     Cash flow from operations was $55.7 for the quarter ended December 31, 2001 compared to $150.2 of cash flow from operations for the same period in fiscal 2001. The decrease in cash flow from operations was primarily due to reductions in accounts receivable sold under a financing arrangement. Capital expenditures totaled $9.2 and $17.2 for the quarter ended December 31, 2001 and 2000, respectively. Energizer purchased 354,500 shares of treasury stock in the quarter ended December 31, 2001 for $6.3.

     Working capital was $305.5 at December 31, 2001 compared to $288.1 at September 30, 2001, primarily reflecting seasonal increases. Energizer's total debt decreased from $335.3 at September 30, 2001 to $319.1 at December 31, 2001 as the excess cash generated from operations was used to pay down long-term debt.

     Energizer believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, although no guarantee can be given in this regard.


MARKET  RISK
     Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all interest rates would have had an unfavorable impact of $.6 on Energizer's net earnings and cash flows based upon current debt levels.

     As of December 31, 2001, Energizer's Argentine subsidiary had $4.0 of U.S. dollar based borrowings and $3.7 of U.S. dollar intercompany accounts payable. Such liabilities generated an exchange loss of $1.5 related to the U.S. dollar borrowings, which is reflected in other financing items, and an exchange loss of $1.4 related to accounts payable, which is reflected in South and Central America's segment profit. These exchange losses were computed at a 1.60 peso to dollar translation rate as of December 31, 2001. Subsequent to December 31, 2001, Energizer contributed capital to its Argentine subsidiary sufficient to repay all U.S. dollar liabilities, thus mitigating exposure to further currency exchange losses.

     At December 31, 2001, Energizer had net accounts receivable from Kmart Corporation of $20.7. On January 23, 2002, Kmart filed for Chapter 11 bankruptcy protection. As of the filing date of this document, it is not possible to determine what amount, if any, of the accounts receivable will be collected from Kmart. Failure to collect substantially all of the Kmart net accounts receivable would result in additional charges in one or more future quarters.

Recently  Issued  Accounting  Standards
     See  discussion  in  Note  14  to  the  Condensed  Financial  Statements.

Forward-Looking  Statements
     Statements in this document that are not historical, particularly statements regarding the validity of market share data reports, the impact of market and economic conditions in Argentina, the impact of inventory levels of retail customers, Energizer's continuing ability to meet liquidity requirements, and the impact of changes in interest rates and currency values, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Market share data from a single source may under or overestimate Energizer's total market share in the U.S. Retailer inventory reductions may significantly reduce
Energizer sales volumes for future fiscal quarters. Energizer's ability to maintain compliance with its debt covenants, as well as changes in its operating cash flows, could limit its ability to meet its liquidity requirements. The impact of adverse interest rate changes could be more significant than anticipated, particularly if general economic conditions in the countries in which Energizer operates deteriorate as well. Foreign currency fluctuations could also have a significant detrimental impact on Energizer's consolidated results. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, its Annual Report on Form 10-K for the Year ended September 30, 2001, and its Current Report on Form 8-K dated April 25, 2000.



PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  4  --  Submission  of  Matter  to  a  Vote  of  Security  Holders

The Company held its Annual Meeting of Shareholders on January 28, 2002, for the purpose of electing three directors to serve three-year terms ending at the Annual Meeting held in 2005.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:




                                  VOTES           VOTES
                                   FOR          WITHHELD
William H. Danforth              75,423,642     1,141,815
Richard A. Liddy. .              75,291,772     1,273,685
Joe R. Micheletto .              75,516,631     1,048,826



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER  HOLDINGS,  INC.
-----------------------------------------
Registrant



By:/s/ Daniel J. Sescleifer
Daniel  J.  Sescleifer
Executive Vice President and Chief Financial Officer
Date:  February 11, 2002