Form 10-Q
period 2002-03-31
ENERGIZER HOLDINGS INC
filed 2002-05-10
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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

                         YES:   X     NO:  _____
                              ---

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 3, 2002.

                                    91,388,561
                              ---------------------

PART  I  -     FINANCIAL  INFORMATION


                            ENERGIZER HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS--UNAUDITED)


                                               QUARTER ENDED       SIX MONTHS
                                                 MARCH 31,       ENDED MARCH 31,
                                              2002     2001      2002     2001
                                              ----     ----      ----     ----

Net sales . . . . . . . . . . . . . . . . .  $339.7   $355.0   $907.4   $914.3

Cost of products sold . . . . . . . . . . .   189.8    204.6    494.8    516.2
Selling, general and administrative expense    79.6     93.1    161.0    176.3
Advertising and promotion expense . . . . .    24.4     27.4     70.4     76.7
Research and development expense. . . . . .     9.1     11.1     18.3     22.6
Provisions for restructuring. . . . . . . .     4.5        -      5.9        -
Interest expense. . . . . . . . . . . . . .     5.3      8.8     11.5     18.7
Other financing items, net. . . . . . . . .     0.2      0.5      1.5      1.6
                                             -------  -------  -------  -------

Earnings before income taxes. . . . . . . .    26.8      9.5    144.0    102.2

Income taxes. . . . . . . . . . . . . . . .    (6.8)    (3.9)   (53.6)   (42.4)
                                             -------  -------  -------  -------

Net earnings. . . . . . . . . . . . . . . .  $ 20.0   $  5.6   $ 90.4   $ 59.8
                                             =======  =======  =======  =======


Basic earnings per share. . . . . . . . . .  $ 0.22   $ 0.06   $ 0.99   $ 0.64
Diluted earnings per share. . . . . . . . .  $ 0.21   $ 0.06   $ 0.98   $ 0.63

            See accompanying Notes to Condensed Financial Statements



                              ENERGIZER HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEET
                                     (CONDENSED)
                          (DOLLARS IN MILLIONS--UNAUDITED)

                                                     MARCH 31, SEPTEMBER 30, MARCH 31,
                                                       2002       2001        2001
                                                       ----       ----        ----
ASSETS

Current  assets
    Cash and cash equivalents . . . . . . . . . . .  $   34.6   $   23.0   $   16.3
    Trade receivables, less allowance for doubtful
    accounts of $8.0, $11.8 and $12.6, respectively     179.2      189.1      179.1
    Inventories
       Raw materials and supplies . . . . . . . . .      42.2       47.0       50.8
       Work in process. . . . . . . . . . . . . . .     104.7       91.4       98.5
       Finished products. . . . . . . . . . . . . .     173.0      222.9      243.1
                                                     ---------  ---------  ---------
       Total Inventory. . . . . . . . . . . . . . .     319.9      361.3      392.4
    Other current assets. . . . . . . . . . . . . .     237.9      209.9      185.3
                                                     ---------  ---------  ---------
       Total current assets . . . . . . . . . . . .     771.6      783.3      773.1
                                                     ---------  ---------  ---------

Property at cost. . . . . . . . . . . . . . . . . .   1,032.3    1,030.0    1,036.5
Accumulated depreciation. . . . . . . . . . . . . .     570.6      553.9      557.5
                                                     ---------  ---------  ---------
                                                        461.7      476.1      479.0

Other assets. . . . . . . . . . . . . . . . . . . .     241.3      238.2      366.3
                                                     ---------  ---------  ---------
            Total . . . . . . . . . . . . . . . . .  $1,474.6   $1,497.6   $1,618.4
                                                     =========  =========  =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
   Notes payable. . . . . . . . . . . . . . . . . .  $   85.4   $  110.3   $  144.8
   Accounts payable . . . . . . . . . . . . . . . .      88.9      109.2       84.9
   Other current liabilities. . . . . . . . . . . .     275.8      275.7      201.1
                                                     ---------  ---------  ---------
      Total current liabilities . . . . . . . . . .     450.1      495.2      430.8

Long-term debt. . . . . . . . . . . . . . . . . . .     175.0      225.0      320.0

Other liabilities . . . . . . . . . . . . . . . . .     171.9      169.5      166.7

Shareholders equity

   Common stock . . . . . . . . . . . . . . . . . .       1.0        1.0        1.0
   Additional paid in capital . . . . . . . . . . .     784.4      784.1      783.9
   Retained earnings. . . . . . . . . . . . . . . .     107.8       17.5      116.3
   Treasury stock . . . . . . . . . . . . . . . . .     (86.8)     (79.6)     (79.6)
   Accumulated other comprehensive income . . . . .    (128.8)    (115.1)    (120.7)
                                                     ---------  ---------  ---------
     Total shareholders equity. . . . . . . . . . .     677.6      607.9      700.9
                                                     ---------  ---------  ---------
           Total. . . . . . . . . . . . . . . . . .  $1,474.6   $1,497.6   $1,618.4
                                                     =========  =========  =========

              See accompanying Notes to Condensed Financial Statements


                            ENERGIZER HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS - UNAUDITED)


                                                      SIX MONTHS ENDED MARCH 31,
                                                           2002        2001
                                                           ----        ----
CASH  FLOW  FROM  OPERATIONS
   Net earnings. . . . . . . . . . . . . . . . . . . . .  $ 90.4   $  59.8
   Non-cash items included in income . . . . . . . . . .    33.6      50.9
   Sale of accounts receivable, net. . . . . . . . . . .   (86.2)    (26.0)
   Changes in assets and liabilities used in operations.    72.8      56.9
   Other, net. . . . . . . . . . . . . . . . . . . . . .     2.0       3.9
                                                          -------  --------
       Net cash flow from operations . . . . . . . . . .   112.6     145.5

CASH FLOW FROM INVESTING ACTIVITIES
   Property additions. . . . . . . . . . . . . . . . . .   (20.0)    (36.0)
   Proceeds from sale of property. . . . . . . . . . . .     0.2       5.3
   Other, net. . . . . . . . . . . . . . . . . . . . . .     0.3       1.1
                                                          -------  --------
       Net cash used by investing activities . . . . . .   (19.5)    (29.6)

CASH FLOW FROM FINANCING ACTIVITIES
   Principal payments on long-term debt
       (including current maturities). . . . . . . . . .   (50.0)    (50.0)
   Net increase/(decrease) in notes payable. . . . . . .   (22.9)     14.5
   Treasury stock purchases. . . . . . . . . . . . . . .    (7.2)    (79.6)
   Proceeds from issuance of common stock. . . . . . . .     0.3         -
                                                          -------  --------
       Net cash used by financing activities . . . . . .   (79.8)   (115.1)
                                                          -------  --------

Effect of exchange rate changes on cash. . . . . . . . .    (1.7)     (0.5)
                                                          -------  --------

Net increase in cash and cash equivalents. . . . . . . .    11.6       0.3

Cash and cash equivalents, beginning of period . . . . .    23.0      16.0
                                                          -------  --------
Cash and cash equivalents, end of period . . . . . . . .  $ 34.6   $  16.3
                                                          =======  ========


            See accompanying Notes to Condensed Financial Statements


                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                        (DOLLARS IN MILLIONS - UNAUDITED)

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

NOTE 2 - On October 1, 2001, Energizer adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires goodwill be tested for impairment at least annually. Intangible assets deemed to have an indefinite life under SFAS 142 are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over its useful life.

As businesses have been acquired in the past, Energizer has allocated goodwill and other intangible assets to reporting units within each operating segment. Energizer's intangible assets are comprised of trademarks related to the Energizer name, which are deemed indefinite-lived intangibles. Thus beginning in fiscal 2002, these trademarks are no longer amortized.

As part of the implementation of SFAS 142, Energizer completed transitional tests in the first quarter of fiscal 2002, which resulted in no impairment. The fair value of the reporting unit was estimated using the discounted cash flow method. Prospectively, Energizer will test its goodwill and intangible assets for impairment as a part of its annual business planning cycle in the fourth quarter of each fiscal year.

The following table represents the carrying amount of goodwill and trademarks by segment at March 31, 2002:


                                                           South &
                                    North                  Central
                                  America   Asia   Europe  America   Total
                                  --------  -----  ------  -------  -------
Goodwill . . . . . . . . . . . .     24.7    0.9      8.2      3.1    36.9
                                  ========  =====  ======  =======  =======
Trademarks - Gross . . . . . . .    413.8   23.6        -        -   437.4
Trademarks - Accum. amortization   (354.4)  (9.6)       -        -  (364.0)
                                  --------  -----  ------  -------  -------
Trademarks - Net carrying amount     59.4   14.0        -        -    73.4
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

                                                      Quarter ended       Six Months Ended
                                                      March 31, 2001      March 31, 2001
                                                      --------------        --------------
Net earnings:
     As reported                                           $5.6                  $59.8
     Goodwill amortization, net of tax                      3.1                    6.1
     Intangible asset amortization, net of tax              0.7                    1.5
                                                           ----                  -----
     Adjusted net earnings                                 $9.4                  $67.4
                                                           ====                  =====

                                                       Quarter ended         Six Months Ended
                                                      March 31, 2001         March 31, 2001
                                                      --------------         --------------
Basic earnings per share:
     As reported                                            $0.06                  $0.64
     Goodwill amortization, net of tax                       0.03                   0.07
     Intangible asset amortization, net of tax               0.01                   0.02
                                                            -----                  -----
     Adjusted net earnings                                  $0.10                  $0.73
                                                            =====                  =====

Diluted earnings per share:
     As reported                                            $0.06                  $0.63
     Goodwill amortization, net of tax                       0.03                   0.06
     Intangible asset amortization, net of tax               0.01                   0.02
                                                            -----                  -----
     Adjusted net earnings                                  $0.10                  $0.71
                                                            =====                  =====

Basic shares                                                 92.2                   93.5
Diluted shares                                               94.1                   95.0

NOTE 3 - The Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides guidance on earnings statement classification of amounts billed to customers for shipping and handling. Energizer adopted EITF 00-10 in its fourth quarter of fiscal 2001. Reclassification was necessary from net sales to cost of products sold of $8.1 and $18.6 for the quarter and six months ended March 31, 2001, respectively. In addition, warehousing costs in selling, general and administrative expense of $6.9 and $16.0 for the quarter and six months ended March 31, 2001, respectively, were reclassified to cost of products sold. There was no impact to net earnings.

The EITF also issued EITF 00-14 and 00-25. EITF 00-14, "Accounting for Certain Sales Incentives," provides guidance on accounting for discounts, coupons, rebates and free product. EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," provides guidance on accounting for considerations other than those directly addressed in EITF 00-14. Energizer adopted EITF 00-14 and 00-25 in its fourth quarter of fiscal 2001. Reclassification of $5.0 and $14.9 was necessary from advertising and promotion expense to net sales for the quarter and six months ended March 31, 2001, respectively. There was no impact to net earnings.

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

Beginning in fiscal 2002, Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Profit on sales to other segments is no longer reported in the selling region. As a result, segments with manufacturing capacity that are net exporters to other segments show lower segment profit than in the past. Segments that are net importers of Energizer manufactured product show higher segment profit than in the past.

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


                             FOR THE QUARTER ENDED MARCH 31,
                             -------------------------------
                                      2002         2001
                                ----------    ----------
NET SALES
     North America . . . . . .  $    184.2    $    189.0
     Asia Pacific. . . . . . .        75.3          78.1
     Europe. . . . . . . . . .        58.5          56.8
     South & Central America .        21.7          31.1
                                ----------    ----------
               Total Net Sales  $    339.7        $355.0
                                ==========    ==========

                             FOR THE SIX MONTHS ENDED MARCH 31,
                             ----------------------------------
                                      2002         2001
                                ----------    ----------
NET SALES
     North America . . . . . .  $    536.1    $    513.7
     Asia Pacific. . . . . . .       158.3         178.3
     Europe. . . . . . . . . .       153.6         146.1
     South & Central America .        59.4          76.2
                                ----------     ---------
               Total Net Sales  $    907.4    $    914.3
                                ==========    ==========




                                                       FOR THE QUARTER ENDED MARCH 31,
                                                     ---------------------------------
                                                              2002           2001
                                                           ---------       -------
PROFITABILITY
     North America. . . . . . . . . . . . . . . . . . . .  $   43.2        $ 37.2
     Asia Pacific . . . . . . . . . . . . . . . . . . . .      15.0          14.7
     Europe . . . . . . . . . . . . . . . . . . . . . . .      (0.8)         (4.3)
     South and Central America. . . . . . . . . . . . . .       1.8           2.1
                                                           ---------       -------
        TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .  $   59.2        $ 49.7

     General corporate and other expenses . . . . . . . .     (13.3)        (14.1)
     Research and development expense . . . . . . . . . .      (9.1)        (11.1)
                                                          ----------       -------
        Operating profit before unusual items
         and amortization . . . . . . . . . . . . . . . .      36.8          24.5
     Provisions for restructuring and other related costs      (4.5)            -
     Amortization of intangibles. . . . . . . . . . . . .         -          (5.7)
     Interest and other financial items . . . . . . . . .      (5.5)         (9.3)
                                                           ---------       --------
        Total earnings before income taxes. . . . . . . .  $   26.8        $  9.5
                                                           =========       ========




                                                         FOR THE SIX MONTHS ENDED MARCH 31,
                                                         ----------------------------------
                                                                2002         2001
                                                               ------      -------
PROFITABILITY
     North America. . . . . . . . . . . . . . . . . . . .   $  160.9     $   126.2
     Asia Pacific . . . . . . . . . . . . . . . . . . . .       36.6          39.5
     Europe . . . . . . . . . . . . . . . . . . . . . . .        7.4           0.4
     South and Central America. . . . . . . . . . . . . .        7.4          10.8
                                                           ---------     ---------
        TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .  $   212.3     $   176.9

     General corporate and other expenses . . . . . . . .      (28.5)        (20.5)
     Research and development expense . . . . . . . . . .      (18.3)        (22.6)
                                                           ----------    ----------
        Operating profit before unusual items
         and amortization . . . . . . . . . . . . . . . .      165.5         133.8
     Provisions for restructuring and other related costs       (8.5)            -
     Amortization of intangibles. . . . . . . . . . . . .          -         (11.3)
     Interest and other financial items . . . . . . . . .      (13.0)        (20.3)
                                                           ----------    ----------
        Total earnings before income taxes. . . . . . . .  $   144.0     $   102.2
                                                           ==========    ==========



                           FOR THE QUARTER ENDED MARCH 31,
                           -------------------------------
NET SALES BY PRODUCT LINE          2002     2001
-------------------------          ----     ----
   Alkaline Batteries . .       $ 211.6   $ 217.9
   Carbon Zinc Batteries.          58.4      63.0
   Lighting Products. . .          22.8      26.4
   Miniature Batteries. .          18.3      17.4
   Other. . . . . . . . .          28.6      30.3
                                -------    ------
          Total Net Sales       $ 339.7   $ 355.0
                                =======   =======

                           FOR THE SIX MONTHS ENDED MARCH 31,
                           ----------------------------------
NET SALES BY PRODUCT LINE          2002     2001
-------------------------          ----     ----
   Alkaline Batteries . .       $ 632.2   $ 613.2
   Carbon Zinc Batteries.         125.0     146.6
   Lighting Products. . .          55.0      58.6
   Miniature Batteries. .          34.9      34.0
   Other. . . . . . . . .          60.3      61.9
                                -------    ------
          Total Net Sales       $ 907.4   $ 914.3
                                =======    ======

NOTE 5 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2002 and 2001, respectively.



                                                           Quarter Ended  Six Months Ended
                                                             March 31,       March 31,
                                                            2002   2001   2002   2001
                                                            -----  -----  -----  -----
Numerator:
     Numerator for basic and dilutive earnings per share -
     Net earnings. . . . . . . . . . . . . . . . . . . . .  $20.0  $ 5.6  $90.4  $59.8

Denominator:
     Denominator for basic earnings per share -
          Weighted average shares. . . . . . . . . . . . .   91.4   92.2   91.5   93.5

     Effect of dilutive securities
          Stock Options. . . . . . . . . . . . . . . . . .    0.8    1.4    0.5    1.0
          Restricted Stock Equivalents . . . . . . . . . .    0.6    0.5    0.6    0.5
                                                            -----  -----  -----  -----
                                                              1.4    1.9    1.1    1.5
     Denominator for dilutive earnings per share -
          Weighted-average shares and assumed conversions.   92.8   94.1   92.6   95.0
                                                            =====  =====  =====  =====

Basic earnings per share . . . . . . . . . . . . . . . . .  $0.22  $0.06  $0.99  $0.64

Diluted earnings per share . . . . . . . . . . . . . . . .  $0.21  $0.06  $0.98  $0.63


NOTE 6 - The following table reconciles as reported net earnings and earnings per share to earnings and earnings per share excluding unusual items.


                                                     Quarter Ended  Six Months Ended
                                                        March 31,       March  31,
                                                       2002   2001    2002   2001
                                                       -----  -----  ------  -----
Net Earnings:
As reported . . . . . . . . . . . . . . . . . . . . .  $20.0  $ 5.6  $ 90.4  $59.8
Provisions for restructuring & related costs (Note 7)    2.9      -     5.8      -
Accounts receivable write-down (Note 8) . . . . . . .    6.1      -     6.1      -
Amortization (Note 2) . . . . . . . . . . . . . . . .      -    3.8       -    7.6
                                                       -----  -----  ------  -----
Net earnings excluding unusual items. . . . . . . . .  $29.0  $ 9.4  $102.3  $67.4
                                                       =====  =====  ======  =====

Basic Earnings Per Share:
As reported . . . . . . . . . . . . . . . . . . . . .  $0.22  $0.06  $ 0.99  $0.64
Provisions for restructuring & related costs. . . . .   0.03      -    0.06      -
Accounts receivable write-down. . . . . . . . . . . .   0.07      -    0.07      -
Amortization. . . . . . . . . . . . . . . . . . . . .      -   0.04       -   0.09
                                                       -----  -----  ------  -----
Basic earnings per share excluding unusual items. . .  $0.32  $0.10  $ 1.12  $0.73
                                                       =====  =====  ======  =====

Diluted Earnings Per Share:
As reported . . . . . . . . . . . . . . . . . . . . .  $0.21  $0.06  $ 0.98  $0.63
Provisions for restructuring & related costs. . . . .   0.03      -    0.06      -
Accounts receivable write-down. . . . . . . . . . . .   0.07      -    0.07      -
Amortization. . . . . . . . . . . . . . . . . . . . .      -   0.04       -   0.08
                                                       -----  -----  ------  -----
Diluted earnings per share excluding unusual items. .  $0.31  $0.10  $ 1.11  $0.71
                                                       =====  =====  ======  =====

NOTE 7 - In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan will involve terminating up to 75 sales and administrative employees resulting in a provision for restructuring of $6.0 to $8.0, pre-tax. During the quarter ended March 31, 2002, Energizer recorded a provision for restructuring related to the plan described above of $4.5 pre-tax or $2.9 after-tax. The remaining cost of the plan will be recorded in the second half of fiscal 2002.

As part of restructuring plans announced in the fourth quarter of fiscal 2001, Energizer ceased production and terminated substantially all of its employees at its Mexican carbon zinc production facility in the first quarter of fiscal 2002, as well as continuing execution of other restructuring actions. Energizer recorded provisions for restructuring of $1.4 pre-tax, as well as related costs for accelerated deprecation and inventory obsolescence of $2.6 pre-tax, which was recorded in cost of products sold in the first quarter of fiscal 2002. Total provisions for restructuring and related costs were $4.0 pre-tax, or $2.9 after-tax, in the first quarter of fiscal 2002.

As of March 31, 2002, 509 of a total of 570 employees have been terminated in connection with the 2001 plans, with four terminated in the current quarter.
Activities impacting the restructuring reserve, which are recorded in other current liabilities on the Consolidated Balance Sheet, during the six months ended March 31, 2002, are presented in the following table:



                      Beginning                      Ending
                      Balance  Provision  Activity   Balance
                      -------  ---------  ---------  -------
2002 PLAN
--------------------

Termination benefits        -        3.6         -       3.6
Other cash costs . .        -        0.9         -       0.9
                      -------  ---------  ---------  -------
Total. . . . . . . .        -        4.5         -       4.5
                      =======  =========  =========  =======

2001 PLAN
--------------------
Termination benefits      5.3        0.9      (5.0)      1.2
Other cash costs . .      3.9        0.5      (1.9)      2.5
                      -------  ---------  ---------  -------
Total. . . . . . . .      9.2        1.4      (6.9)      3.7
                      =======  =========  =========  =======

TOTAL
--------------------
Termination benefits      5.3        4.5      (5.0)      4.8
Other cash costs . .      3.9        1.4      (1.9)      3.4
                      -------  ---------  ---------  -------
Total. . . . . . . .      9.2        5.9      (6.9)      8.2
                      =======  =========  =========  =======

NOTE 8- On January 23, 2002, Kmart filed for Chapter 11 bankruptcy protection. At March 31, 2002, Energizer's Special Purpose Entity (SPE) had pre-petition accounts receivable from Kmart Corporation of $20.0. In the current quarter, Energizer recorded a charge related its such receivables of $10.0 pre-tax or $6.1 after-tax. It is not yet known what portion, if any, of the balance will be collected. Recovery of less than $10.0 of pre-petition receivables may result in additional charges in the future.

NOTE 9 - The components of total comprehensive income for the quarter and six months ended March 31, 2002 and 2001, respectively, are shown in the following table:



                                         Quarter Ended March 31,
                                               2002     2001
                                            --------  -------
Net earnings . . . . . . . . . . . . . . .  $   20.0   $  5.6
Other comprehensive income items:
- Foreign currency translation adjustments      (5.4)   (12.1)
                                            --------  -------
Total comprehensive income . . . . . . . .  $   14.6    ($6.5)
                                            =========  =======


                                         Six Months Ended March 31,

                                             2002       2001
                                            -------    ------
Net earnings . . . . . . . . . . . . . . .  $ 90.4     $59.8
Other comprehensive income items:
- Foreign currency translation adjustments   (13.1)     (9.8)
- Foreign currency translation adjustments
   related to elimination of one month
   reporting lag . . . . . . . . . . . . .       -      (4.4)
- Minimum pension liability adjustment,
   net of taxes of $.3 . . . . . . . . . .    (0.3)        -
                                            -------    ------
Total comprehensive income . . . . . . . .  $ 77.0     $45.6
                                            =======    ======


NOTE 10 - Energizer has an agreement to sell, on an ongoing basis, a pool of domestic trade accounts receivable to a wholly owned bankruptcy-remote subsidiary of Energizer. The subsidiary qualifies as an SPE, under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The SPE's sole purpose is the acquisition of receivables from Energizer and the sale of its interests in the receivables to a multi-seller receivables securitization company. The SPE is not consolidated for financial reporting purposes. Energizer's investment in the SPE is classified as Other Current Assets on the Consolidated Balance Sheet as disclosed in Note 11 below.



                                  March 31, 2002  September 30, 2001  March 31, 2001
                                  --------------  ------------------  --------------
Total outstanding accounts
receivable sold to SPE.              134.5             184.1              153.1

Cash received by SPE from
sale of receivables to third party       -              86.2               74.0

Subordinated retained interest . .   134.5              97.9               79.1

Energizer's investment in SPE. . .   134.5              97.9               79.1

Absent the sale treatment required for the SPE, Energizer's balance sheet would reflect additional accounts receivable, notes payable and lower other current assets as follows:



                                March 31, 2002  September 30, 2001  March 31, 2001
                                --------------  ------------------  --------------
Additional accounts receivable       134.5             184.1             153.1

Additional notes payable . . .           -              86.2              74.0

Lower other current assets . .       134.5              97.9              79.1


NOTE  11-  Other  Current  Assets  consist  of  the  following:



                              March 31, 2002   September 30, 2001   March 31, 2001
                              ---------------  -------------------  ---------------
Investment in SPE. . . . . .  $         134.5  $              97.9  $          79.1
Miscellaneous receivables. .             22.1                 25.3             28.3
Deferred income tax benefits             44.9                 46.3             39.0
Prepaid expenses . . . . . .             36.3                 39.8             38.3
Other current assets . . . .              0.1                  0.6              0.6
                              ---------------  -------------------  ---------------
                              $         237.9  $             209.9  $         185.3
                              ===============  ===================  ===============


NOTE  12-  Other  Assets  consist  of  the  following:



                                   March 31, 2002   September 30, 2001   March 31, 2001
                                   ---------------  -------------------  ---------------
Goodwill. . . . . . . . . . . . .  $          36.9  $              38.1  $         159.1
Other intangible assets . . . . .             73.4                 72.7             76.7
Pension asset . . . . . . . . . .            111.6                106.2            107.4
Other assets and deferred charges             19.4                 21.2             23.1
                                   ---------------  -------------------  ---------------
                                   $         241.3  $             238.2  $         366.3
                                   ===============  ===================  ===============

NOTE  13-  Other  Liabilities  consist  of  the  following:



                                   March 31, 2002   September 30, 2001   March 31, 2001
                                   ---------------  -------------------  ---------------
Postretirement benefits liability  $          92.2  $              91.7  $          89.7
Other non-current liabilities . .             79.7                 77.8             77.0
                                   ---------------  -------------------  ---------------
                                   $         171.9  $             169.5  $         166.7
                                   ===============  ===================  ===============


NOTE 14- In September 2000, Energizer's Board of Directors approved a share repurchase plan authorizing the repurchase of up to 5 million shares of Energizer's common stock. As of March 31, 2002, Energizer has purchased approximately 4.2 million shares under the authorization.

NOTE 15- The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Energizer is required to adopt SFAS 143 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer determined that SFAS 143 would not have a material effect on its financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. Energizer is required to adopt SFAS 144 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer determined that SFAS 144 would not have a material effect on its financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Energizer is required to adopt SFAS 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer determined that SFAS 145 would not have a material effect on its financial statements.



                            ENERGIZER HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


HIGHLIGHTS  /  OPERATING  RESULTS
     Net earnings for the six months ended March 31, 2002 were $90.4 or $.99 per basic share and $.98 per diluted share compared to $59.8, or $.64 per basic share and $.63 per diluted share for the same six month period last year. Included in the current six month net earnings are restructuring provisions and related costs of $5.8 after taxes, or $.06 per share and a charge related to Kmart accounts receivable of $6.1 after taxes, or $.07 per share. The prior year six month period includes amortization expense that would not have been amortized under SFAS 142, of $7.6 after taxes, or $.09 per basic share and $.08 per diluted share. Due to the adoption of SFAS 142 at the beginning of fiscal 2002 as described in Note 2 to the Condensed Financial Statements, amortization expense was discontinued beginning in fiscal 2002. Adjusting for these items in both six month periods, net earnings would have been $102.3, or $1.12 per basic share and $1.11 per diluted share in the current period compared to $67.4, or $.73 per basic share and $.71 per diluted share last year.

     For the quarter ended March 31, 2002, net earnings were $20.0 or $.22 per basic share and $.21 per diluted share compared to $5.6, or $.06 per share for the quarter ended March 31, 2001. Included in the current quarter net earnings are restructuring provisions of $2.9 after taxes, or $.03 per share and a charge related to Kmart accounts receivable of $6.1 after taxes, or $.07 per share. The prior year quarter includes amortization expense as described in the previous paragraph of $3.8, or $.04 per share. Adjusting for these items in both quarters, net earnings would have been $29.0, or $.32 per basic share and $.31 per diluted share in the current quarter compared to $9.4, or $.10 per share for the prior year quarter. Note 6 summarizes the earnings and earnings per share excluding unusual items for the current and prior six months and quarter.

     Net sales for the six months ended March 31, 2002 decreased $6.9 or 1%, with decreases in the Asia Pacific and South and Central America regions, partially offset by increases in North America and Europe. For the quarter, net sales decreased $15.3, or 4% with lower sales in all regions except Europe. See the following section for comments on sales changes by segment.

     Gross margin for the six months increased $14.5 or 4% reflecting lower product cost rates, partially offset by the impact of lower sales. For the quarter, gross margin decreased $.5, with lower product costs more than offset by the impact of lower sales. Gross margin percentage improved 2.0 percentage points to 45.5% for the current six months and 1.7 percentage points to 44.1% for the quarter, primarily due to lower product costs. For the six months and quarter, all geographic segments benefited from lower product costs reflecting lower material and variable costs, the impact of restructuring activities undertaken in the fourth quarter of 2001, and improved plant operating levels compared to last year.

     Selling, general and administrative expenses decreased $15.3 or 9% in the six months and $13.5 or 15% in the quarter due to the absence of amortization expense and lower overheads in all regions, partially offset by the $10.0 charge related to Kmart accounts receivable and, in the six months, higher general corporate expense. Selling, general and administrative expenses as a percent of sales was 17.7% and 23.4% in the current six months and quarter, respectively, compared to 19.3% and 26.2% in the same periods a year ago, respectively.

     Advertising and promotion expense declined $6.3 or 8% in the six months and $3.0, or 11% in the quarter primarily on decreases in North America. Advertising and promotion as a percent of sales was 7.8% and 7.2% in the current six months and quarter, respectively, compared to 8.4% and 7.7% in the same periods a year ago, respectively.

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

     Beginning in fiscal 2002, Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Profit on sales to other segments is no longer reported in the selling region. As a result, segments with manufacturing capacity that are net exporters to other segments show lower segment profit than in the past. Segments that are net importers of Energizer manufactured product show higher segment profit than in the past.

     This structure is the basis for Energizer's reportable operating segment information, as included in the tables in Note 4 to the Condensed Financial Statements for the quarter and six months ended March 31, 2002 and 2001.

North  America
     Net sales for North America were $536.1 for the six months ended March 31, 2002, an increase of $22.4 or 4%, on higher alkaline volume, partially offset by unfavorable pricing and product mix reflecting intense competition and high promotional activity, primarily in the first quarter. For the six months, alkaline volume increased 8% versus the same period last year.

     For the current quarter, sales decreased $4.8, or 3% as lower volume was partially offset by favorable pricing and product mix. Alkaline unit volume declined 5% for the current quarter primarily due to a large customer delaying orders pending a packaging change, partially offset by higher unit volume in the remainder of the business. The current quarter reflects modest reductions in promotional levels compared to the same quarter last year and the first quarter of this year.

     A. C. Nielsen reported the overall battery category sales value declined 4% in the quarter while Energizer's battery sales value declined 7%. However, A.
C. Nielsen captures data from less than 50% of the total retail market. Energizer estimates total retail consumption of its battery products was down 1% for the quarter as increases in non-Nielsen measured retailers' nearly offset declines in Nielsen measured channels.

     Energizer estimates sales to its retail customers in the U.S. lagged retail consumption by 8 to 10% during the third quarter of fiscal 2001 due to excess inventory in the retail pipeline. We do not believe such excess exists at March 31, 2002.

     Gross margin increased $24.2 for the six months, primarily on improved product cost reflecting lower material and other variable costs and improved plant operating levels, as well as higher sales. Segment profit increased $34.7 or 27% in the six months on higher gross margin and lower overhead and advertising expense, partially offset by a $10.0 provision for doubtful accounts receivable from Kmart. Favorable costs for the six months reflect the impact of restructuring actions that began in the fourth quarter of fiscal 2001.

     For the quarter, gross margin increased $5.5 on favorable pricing and product mix and lower product cost. Segment profit increased $6.0 or 16% in the quarter on lower overhead and advertising expense and higher gross margin, partially offset by the $10.0 provision for doubtful accounts receivable described above.

Asia  Pacific
     Net sales for Asia Pacific were $158.3 for the six months ended March 31, 2002, a decrease of $20.0, or 11%. Lower volume, primarily carbon zinc, and unfavorable currency impacts of $7.4 were partially offset by improved pricing and product mix. Carbon zinc volume declined 14%, as a number of key markets continue to experience unfavorable economic conditions. For the quarter, sales were $75.3, a decrease of $2.8 or 4%, due to unfavorable currency impacts, partially offset by favorable pricing and product mix. The impact of unit volume on sales was nearly flat for the quarter as continuing carbon zinc declines were offset by improved alkaline volume.

     Segment profit decreased $2.9, or 7% for the six months, and increased $.3 or 2% for the quarter as lower sales were more than offset by lower product costs and higher prices.

Europe
     Net sales for Europe were $153.6 for the six months ended March 31, 2002, an increase of $7.5, or 5% on improved pricing and product mix and higher alkaline volume, partially offset by lower carbon zinc volume. For the quarter, sales were $58.5, an increase of $1.7, or 3% as improved pricing and product mix was partially offset by unfavorable currency impacts.

     Segment results improved $7.0 for the six months and improved $3.5 for the quarter on higher sales and lower product and overhead costs, partially offset by unfavorable currency effects.

South  and  Central  America
     Net sales for South and Central America for the six months ended March 31, 2002 were $59.4, a decrease of $16.8, or 22% on lower volume and unfavorable currency effects of $6.1, partially offset by higher prices. For the quarter, net sales declined $9.4, or 30% on lower volume and currency effects of $5.4, partially offset by higher prices. Alkaline and carbon zinc volumes declined by 17% and 13%, for the six months and 22% and 8% for the quarter, respectively. Lower sales in Argentina accounted for about 75% of the sales decline in the six months and quarter. In the first quarter, Energizer took deliberate actions to reduce sales and accounts receivable in Argentina in anticipation of the currency devaluation. In the second quarter, following devaluation, demand has declined sharply, however Energizer has maintained its market share.

     Segment profit decreased $3.4 million for the six months and $.3 for the quarter as lower sales were nearly offset by lower overheads, higher prices and lower product costs. Cost and currency management initiatives in Argentina mitigated a portion of the impact of the negative economic situation.

     Future sales and segment profit for the South and Central America region will be significantly impacted by economic and market conditions in Argentina, which accounted for approximately 30% of South and Central America's net sales for the fiscal year ended September 30, 2001.

OTHER  COSTS  AND  EXPENSES

General  Corporate  and  Other  Expenses
     Corporate and other expenses increased $8.0 to $28.5 for the six months ended March 31, 2002, reflecting higher compensation costs related to company performance and stock price, and lower royalty income, partially offset by lower management costs. For the quarter, corporate and other expenses decreased $.8 to $13.3 on lower management costs.

Research  and  Development  Expenses
     Research and development expense decreased $4.3 and $2.0 in the current six months and quarter ended March 31, 2002, respectively, as Energizer focused on new and improved products for retail applications and reduced spending on products designed for industrial applications.

Restructuring  Activity
     In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan will involve terminating up to 75 sales and administrative employees resulting in a provision for restructuring of $6.0 to $8.0, pre-tax. During the quarter ended March 31, 2002, Energizer recorded a pre-tax provision for restructuring related to the plan described above of $4.5. The remaining cost of the plan will be recorded in the second half of fiscal 2002. Cost savings from the plan are expected to be $2.0 to $2.5 in fiscal 2003 and $4.5 to $5.0, annually, in fiscal 2004 and thereafter.

     As part of the restructuring plans announced in the fourth quarter of fiscal 2001, Energizer recorded provisions for restructuring of $1.4, pre-tax, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6, pre-tax in the current six months, which are reflected in cost of products sold.

     Total provisions for restructuring and related costs were $8.5 pre-tax, $5.8 after-tax and $.06 per share in the current six months. Total provisions for restructuring for the current quarter were $4.5 pre-tax, $2.9 after-tax and $.03 per share.

     Activities impacting the restructuring reserve during the six months ended March 31, 2002 are presented in Note 7 to the Condensed Financial Statements.

Goodwill  and  Intangible  Amortization
     Energizer adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. As a result, Energizer no longer amortizes its goodwill and intangible assets, which consist of tradenames. See Note 2 to the Condensed
Financial  Statements  for  further  discussion.

Interest  Expense  and  Other  Financing  Costs
     Interest expense decreased $7.2 and $3.5 for the current six months and quarter ended March 31, 2002, respectively, reflecting lower average borrowings at lower average interest rates. Other financing costs decreased $.1 and $.3 for the current six months and quarter, respectively, as unfavorable net currency exchange, primarily in Argentina, was nearly offset by lower discounts on the sale of accounts receivable under a financing arrangement.

Income  Taxes
     Income taxes, which include federal, state and foreign taxes, were 37.2% for the current six months, compared to a tax rate of 41.5% for the same period last year. The improvement in the tax rate for the six-month period is primarily due to the absence of the unfavorable impact of goodwill amortization, lower operating losses in certain foreign jurisdictions with no corresponding tax benefit and lower taxes on the repatriation of foreign earnings.

     For the current quarter, income taxes were 25.4% compared to 41.5% for the same period last year. The improvement in the tax rate for the current quarter includes the reduction necessary to bring the tax rate for the six months in line with expectations of the tax rate for the full year.

FINANCIAL  CONDITION
     Cash flow from operations was $112.6 for the six months ended March 31, 2002 compared to $145.5 of cash flow from operations for the same period in fiscal 2001. The decrease in cash flow from operations was primarily due to reductions in accounts receivable sold to an outside party under a financing arrangement. Capital expenditures totaled $20.0 and $36.0 for the six months ended March 31, 2002 and 2001, respectively. Energizer purchased 399,200 shares of treasury stock in the six months ended March 31, 2002 for $7.2.

     Working capital was $321.5 at March 31, 2002 compared to $288.1 at September 30, 2001, primarily reflecting seasonal increases. Working capital at March 31, 2002 compared to $342.3 at March 31, 2001 reflects lower inventory and higher accrued liabilities that were offset by lower notes payable and higher investment in Energizer's Special Purpose Entity (SPE). See below for further discussion on the SPE. Energizer's total debt decreased from $464.8 at March 31, 2001 to $335.3 at September 30, 2001 to $260.4 at March 31, 2002 as the excess cash generated from operations was used to pay down debt.

     Energizer believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, although no guarantee can be given in this regard.

Special  Purpose  Entity
     Energizer generates accounts receivable from its customers through the ordinary course of business. Substantially all accounts receivable in the U.S. are routinely sold to Energizer Receivables Funding Corporation (the SPE), which is a wholly owned, bankruptcy remote subsidiary of Energizer. The SPE's only business activities relate to acquiring and selling interests in Energizer's receivables, and it is used as an additional source of liquidity. The SPE sells an undivided percentage ownership interest in each individual receivable to an unrelated party (the Conduit) and uses the cash collected on these receivables to purchase additional receivables from Energizer.

     The trade receivables sale facility represents "off-balance sheet financing," since the Conduit's ownership interest in the SPE's accounts receivable results in assets being removed from our balance sheet, rather than resulting in a liability to the Conduit. Upon the facility's termination, the Conduit would be entitled to all cash collections on the SPE's accounts receivable until its purchased interest has been repaid.

     The terms of the agreements governing this facility qualify trade receivables sale transactions for "sale treatment" under generally accepted accounting principles in the United States of America. As such, Energizer is required to account for the SPE's transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," Energizer's balance sheet would reflect additional accounts receivable and short-term debt and lower other current assets. See further discussion in Note 10.

MARKET  RISK
     Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all interest rates would have had an annual unfavorable impact of $.3 on Energizer's net earnings and cash flows based upon current debt levels.

     During the current quarter, Energizer contributed $8.4 of capital to its Argentine subsidiary, sufficient to repay all its U.S. dollar liabilities in order to mitigate exposure to further currency exchange losses.

     On January 23, 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. At March 31, 2002, Energizer's SPE had pre-petition accounts receivable from Kmart of $20.0. In the current quarter, Energizer recorded a charge related to its receivables of $10.0 pre-tax or $6.1 after-tax. It is not yet known what portion, if any, of the balance will be collected. Recovery of less than $10.0 of pre-petition receivables may result in additional charges in the future.

CRITICAL  ACCOUNTING  POLICIES
     Energizer identified the policies below as critical to its business operations and the understanding of its results of operations. The following discussion is presented as recommended by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." The impact and any associated risks related to these policies on its business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the reported and expected financial results.

     Preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires Energizer to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. On an on-going basis, Energizer evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets and other long-lived assets, income taxes, financing operations, restructuring, pensions and other postretirement benefits, and contingencies. Actual results could differ from those estimates. This listing is not intended to be a comprehensive list of all of Energizer's accounting policies.

- Revenue recognition - Energizer provides its customers a variety of programs designed to promote sales of its products, many of which require periodic payments and allowances based on estimated results of specific programs. Such payments and allowances are recorded as a reduction to net sales. Energizer accrues at the time of sale the estimated total payments and allowances associated with each sale and continually assesses the adequacy of accruals for program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary.

- Allowance for Doubtful Accounts - Energizer maintains an allowance for doubtful accounts receivable for estimated losses resulting from customers that are unable to meet their financial obligations. The financial condition of specific customers is considered when establishing the allowance. Provisions to increase the allowance for doubtful accounts are included in selling, general and administrative expenses. If actual bad debt losses exceed estimates, additional provisions may be required in the future. If a large customer cannot meet its payment terms, Energizer may incur a significant loss, as was the case with Kmart in the current quarter.

- Pension Plans and Other Postretirement Benefits - The determination of Energizer's obligation and expense for pension and other postretirement benefits is dependent on certain assumptions developed by Energizer and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, future salary increases and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made are accumulated and amortized over future periods and therefore, generally affect Energizer's recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations.

- Valuation of long-lived assets - Energizer periodically evaluates its long-lived assets, including goodwill and intangible assets, for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause Energizer to conclude that impairment indicators exist. Energizer uses the discounted cash flows method to determine if impairment exists. This requires management to make assumptions regarding future income, working capital and discount rates, which affect the impairment calculation.

- Income taxes - Energizer estimates income taxes and the income tax rate in each jurisdiction that it operates. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets, and possible exposures related to future tax audits. To the extent these estimates change, adjustments to income taxes are made in the period in which the estimate is changed.

     For interim quarterly reporting, Energizer estimates an annualized blended world-wide effective tax rate based on estimated taxable earnings and specific tax attributes of each jurisdiction in which it operates. This estimated annualized tax rate is applied to the first quarter consolidated pre-tax earnings. As estimates of the variables discussed above change during the year, the annualized tax rate may change. Significant changes in a particular jurisdiction, such as an economic crisis, currency devaluation or change in tax law can significantly impact Energizer's earnings estimates and thus the estimated tax rate for the year.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
     See  discussion  in  Note  15  to  the  Condensed  Financial  Statements.

FORWARD-LOOKING STATEMENTS
     Statements in this document that are not historical, particularly statements regarding estimates of retail consumption of Energizer's battery products and retailer inventory levels, cost savings from restructuring activity, Energizer's projected full-year tax rate, its continuing ability to meet liquidity requirements and the impact of changes in interest rates may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Energizer's estimates of retail consumption of its battery products may be inaccurate, or may not reflect segments of the retail market. Moreover, Energizer sales volume in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of Energizer estimates, or if those retailers elect to further contract their inventory levels. Energizer's actual tax rate for fiscal 2002 may be higher than projected because of unforeseen changes in tax laws or applicable rates, higher taxes on repatriated earnings, or greater than anticipated foreign losses. Such losses may be impacted by local economic conditions or adverse governmental regulation, or by unforeseen increases in the cost structure of Energizer's foreign affiliates. Severance costs and other expenses associated with current and proposed restructuring activity may be higher than anticipated, and there may be unknown expenses associated with those activities. In addition, the cost reductions actually realized as a result of restructuring may be less significant than anticipated. Energizer's ability to maintain compliance with its debt covenants, as well as changes in its operating cash flows could limit its ability to meet its liquidity requirements. The impact of adverse interest rate changes could be more significant than anticipated. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, its Annual Reports on Form 10-K for the Year ended September 30, 2001, its Quarterly Report on Form 10-Q for the period ended December 31, 2001, and its Current Reports on Form 8-K dated April 25, 2000 and April 25, 2002.



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

     10     Negotiated  Employment  Agreement  And  General  Release with former executive  officer.

(b)     Reports  on  Form  8-K

A Current Report on Form 8-K dated January 17, 2002, was filed to set forth tables reconciling historical segment results for fiscal 2001, by quarter, reflecting the exclusion of intersegment profit in segment results, as well as adjustments made to reflect EITF pronouncements on advertising and promotion, and shipping, handling and freight. A Current Report on Form 8-K dated March 1, 2000 was filed to set forth the Company's press release regarding the resignation of an executive officer.


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

                                      ENERGIZER  HOLDINGS,  INC.
                                      -----------------------------------------
                                      Registrant




                                      By:  /s/ Daniel J. Sescleifer
                                           Daniel  J.  Sescleifer
                                           Executive  Vice  President  and
                                           Chief  Financial  Officer
Date:  May  10,  2002

EXHIBIT  INDEX
----------------------

     10     Negotiated  Employment  Agreement  And  General  Release