Form 10-Q
period 2002-06-30
ENERGIZER HOLDINGS INC
filed 2002-07-31
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002

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

                         YES:   X     NO:  _____
                              -----

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 26, 2002.

                                       90,683,107
                               ------------------------

PART  I  -     FINANCIAL  INFORMATION


                              ENERGIZER HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (CONDENSED)
                          (DOLLARS IN MILLIONS--UNAUDITED)


                                              QUARTER ENDED         NINE MONTHS
                                                 JUNE 30,          ENDED JUNE 30,
                                              2002    2001        2002       2001
                                              ----    ----        ----       ----

Net sales . . . . . . . . . . . . . . . . .  $389.9   $347.2   $1,297.3   $1,261.5

Cost of products sold . . . . . . . . . . .   220.5    215.8      715.3      732.0
Selling, general and administrative expense    71.8     70.1      232.8      246.4
Advertising and promotion expense . . . . .    26.8     30.7       97.2      107.4
Research and development expense. . . . . .     8.9     11.8       27.2       34.4
Provisions for restructuring. . . . . . . .       -        -        5.9          -
Intellectual property rights income . . . .       -    (20.0)         -      (20.0)
Interest expense. . . . . . . . . . . . . .     4.7      7.9       16.2       26.6
Other financing items, net. . . . . . . . .    (0.7)    (0.5)       0.8        1.1
                                             -------  -------  ---------  ---------

Earnings before income taxes. . . . . . . .    57.9     31.4      201.9      133.6

Income taxes. . . . . . . . . . . . . . . .   (18.1)   (15.7)     (71.7)     (58.1)
                                             -------  -------  ---------  ---------

Net earnings. . . . . . . . . . . . . . . .  $ 39.8   $ 15.7   $  130.2   $   75.5
                                             =======  =======  =========  =========


Basic earnings per share. . . . . . . . . .  $ 0.44   $ 0.17   $   1.42   $   0.81
Diluted earnings per share. . . . . . . . .  $ 0.43   $ 0.17   $   1.40   $   0.80

              See accompanying Notes to Condensed Financial Statements


                              ENERGIZER HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEET
                                     (CONDENSED)
                          (DOLLARS IN MILLIONS--UNAUDITED)

                                                     JUNE 30,  SEPTEMBER 30, JUNE 30,
                                                       2002       2001         2001
                                                       ----       ----         ----
ASSETS

Current  assets
  Cash and cash equivalents . . . . . . . . . . . .  $   52.1   $   23.0   $   15.1
  Trade receivables, less allowance for doubtful
    accounts of $8.6, $11.8 and $12.2, respectively     183.1      189.1      174.5
  Inventories
    Raw materials and supplies. . . . . . . . . . .      42.5       47.0       52.5
    Work in process . . . . . . . . . . . . . . . .     112.1       91.4      120.0
    Finished products . . . . . . . . . . . . . . .     192.6      222.9      224.7
                                                     ---------  ---------  ---------
      Total Inventory . . . . . . . . . . . . . . .     347.2      361.3      397.2
  Other current assets. . . . . . . . . . . . . . .     230.4      209.9      188.8
                                                     ---------  ---------  ---------
    Total current assets. . . . . . . . . . . . . .     812.8      783.3      775.6
                                                     ---------  ---------  ---------

Property at cost. . . . . . . . . . . . . . . . . .   1,045.5    1,030.0    1,028.0
Accumulated depreciation. . . . . . . . . . . . . .     584.4      553.9      548.4
                                                     ---------  ---------  ---------
                                                        461.1      476.1      479.6

Other assets. . . . . . . . . . . . . . . . . . . .     247.0      238.2      360.6
                                                     ---------  ---------  ---------
      Total . . . . . . . . . . . . . . . . . . . .  $1,520.9   $1,497.6   $1,615.8
                                                     =========  =========  =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Current maturities of long-term debt. . . . . . .  $   15.0   $      -   $      -
  Notes payable . . . . . . . . . . . . . . . . . .      65.8      110.3      113.9
  Accounts payable. . . . . . . . . . . . . . . . .      98.1      109.2       83.7
  Other current liabilities . . . . . . . . . . . .     288.0      275.7      216.5
                                                     ---------  ---------  ---------
    Total current liabilities . . . . . . . . . . .     466.9      495.2      414.1

Long-term debt. . . . . . . . . . . . . . . . . . .     160.0      225.0      320.0

Other liabilities . . . . . . . . . . . . . . . . .     175.7      169.5      165.9

Shareholders equity

  Common stock. . . . . . . . . . . . . . . . . . .       1.0        1.0        1.0
  Additional paid in capital. . . . . . . . . . . .     786.4      784.1      784.1
  Retained earnings . . . . . . . . . . . . . . . .     147.7       17.5      132.0
  Treasury stock. . . . . . . . . . . . . . . . . .    (105.9)     (79.6)     (79.6)
  Accumulated other comprehensive loss. . . . . . .    (110.9)    (115.1)    (121.7)
                                                     ---------  ---------  ---------
    Total shareholders equity . . . . . . . . . . .     718.3      607.9      715.8
                                                     ---------  ---------  ---------
      Total . . . . . . . . . . . . . . . . . . . .  $1,520.9   $1,497.6   $1,615.8
                                                     =========  =========  =========

              See accompanying Notes to Condensed Financial Statements



                            ENERGIZER HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONDENSED)
                        (DOLLARS IN MILLIONS - UNAUDITED)


                                                      NINE MONTHS ENDED JUNE 30,
                                                         2002          2001
                                                         ----          ----
CASH  FLOW  FROM  OPERATIONS
  Net earnings. . . . . . . . . . . . . . . . . . . . .  $ 130.2   $  75.5
  Non-cash items included in income . . . . . . . . . .     48.7      72.9
  Sale of accounts receivable, net. . . . . . . . . . .    (36.2)    (20.0)
  Changes in assets and liabilities used in operations.     29.3      62.4
  Other, net. . . . . . . . . . . . . . . . . . . . . .      3.4      (0.1)
                                                         --------  --------
    Net cash flow from operations . . . . . . . . . . .    175.4     190.7

CASH FLOW FROM INVESTING ACTIVITIES
  Property additions. . . . . . . . . . . . . . . . . .    (29.9)    (59.1)
  Proceeds from sale of property. . . . . . . . . . . .      1.2      10.0
  Other, net. . . . . . . . . . . . . . . . . . . . . .     (0.6)      1.6
                                                         --------  --------
    Net cash used by investing activities . . . . . . .    (29.3)    (47.5)

CASH FLOW FROM FINANCING ACTIVITIES
  Principal payments on long-term debt (including
    current maturities) . . . . . . . . . . . . . . . .    (50.0)    (50.0)
  Net increase/(decrease) in notes payable. . . . . . .    (45.1)    (14.4)
  Treasury stock purchases. . . . . . . . . . . . . . .    (26.3)    (79.6)
  Proceeds from issuance of common stock. . . . . . . .      1.8       0.2
                                                        --------  --------
    Net cash used by financing activities . . . . . . .   (119.6)   (143.8)
                                                         --------  --------

Effect of exchange rate changes on cash . . . . . . . .      2.6      (0.3)
                                                         --------  --------

Net increase in cash and cash equivalents . . . . . . .     29.1      (0.9)

Cash and cash equivalents, beginning of period. . . . .     23.0      16.0
                                                        --------  --------
Cash and cash equivalents, end of period. . . . . . . .  $  52.1   $  15.1
                                                         ========  ========


            See accompanying Notes to Condensed Financial Statements


                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                        (DOLLARS IN MILLIONS - UNAUDITED)

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

NOTE 2 - On October 1, 2001, Energizer adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires goodwill be tested for impairment at least annually. Intangible assets deemed to have an indefinite life under SFAS 142 are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their useful lives.

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

The following table represents the carrying amount of goodwill and trademarks by segment at June 30, 2002:



                                      North                          South & Central
                                     America        Asia      Europe     America      Total
                                     -------        ----      ------     -------      -----
Goodwill . . . . . . . . . . . .       24.7          0.9        8.9       2.8         37.3
                                     =======       ======       ===       ===       =======
Trademarks - Gross . . . . . . .      413.8         25.0          -         -        438.8
Trademarks - Accum. amortization     (354.4)       (10.0)         -         -       (364.4)
                                     -------       ------       ---       ---       -------
Trademarks - Net carrying amount       59.4         15.0          -         -         74.4
                                     =======       ======       ===       ===       =======


As required by SFAS 142, the results for periods prior to fiscal 2002 were not restated in the accompanying consolidated statement of earnings. A reconciliation between net earnings and earnings per share reported by Energizer and net earnings and earnings per share as adjusted to reflect the impact of SFAS 142 is provided below.


                                             Quarter ended  Nine Months Ended
                                             -------------  -----------------
                                             June 30, 2001   June 30, 2001
                                             --------------  --------------
Net earnings:
  As reported . . . . . . . . . . . . . . .  $         15.7  $         75.5
  Goodwill amortization, net of tax . . . .             3.0             9.1
  Intangible asset amortization, net of tax             0.8             2.3
                                             --------------  --------------
  Adjusted net earnings . . . . . . . . . .  $         19.5  $         86.9
                                             ==============  ==============




                                            Quarter ended  Nine Months Ended
                                            -------------  -----------------
                                             June 30, 2001   June 30, 2001
                                             --------------  --------------
Basic earnings per share:
  As reported . . . . . . . . . . . . . . .  $         0.17  $         0.81
  Goodwill amortization, net of tax . . . .            0.03            0.10
  Intangible asset amortization, net of tax            0.01            0.02
                                             --------------  --------------
  Adjusted net earnings . . . . . . . . . .  $         0.21  $         0.93
                                             ==============  ==============

Diluted earnings per share:
  As reported . . . . . . . . . . . . . . .  $         0.17  $         0.80
  Goodwill amortization, net of tax . . . .            0.03            0.10
  Intangible asset amortization, net of tax            0.01            0.02
                                             --------------  --------------
  Adjusted net earnings . . . . . . . . . .  $         0.21  $         0.92
                                             ==============  ==============

Basic shares. . . . . . . . . . . . . . . .            91.7            92.9
Diluted shares. . . . . . . . . . . . . . .            93.5            94.5

NOTE 3 - The Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides guidance on earnings statement classification of amounts billed to customers for shipping and handling. Energizer adopted EITF 00-10 in its fourth quarter of fiscal 2001. Reclassification was necessary from net sales to cost of products sold of $6.9 and $25.5 for the quarter and nine months ended June 30, 2001, respectively. In addition, warehousing costs in selling, general and administrative expense of $7.3 and $23.3 for the quarter and nine months ended June 30, 2001, respectively, were reclassified to cost of products sold. There was no impact to net earnings.

The EITF also issued EITF 00-14 and 00-25. EITF 00-14, "Accounting for Certain Sales Incentives," provides guidance on accounting for discounts, coupons, rebates and free product. EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," provides guidance on accounting for considerations other than those directly addressed in EITF 00-14. Energizer adopted EITF 00-14 and 00-25 in its fourth quarter of fiscal 2001. Reclassification of $6.3 and $21.2 was necessary from advertising and promotion expense to net sales for the quarter and nine months ended June 30, 2001, respectively. There was no impact to net earnings.

NOTE 4 - Energizer operations are managed via four geographic segments. In the past, each segment has reported profit from its intersegment sales in its own segment's results. Changes in intersegment profit captured in inventory not yet sold to outside customers were recorded in general corporate expenses. Due to increased levels of intersegment sales related to production consolidation and in light of Energizer's current management objectives and structure, Energizer believes the exclusion of intersegment profit from segment results is a more appropriate presentation of its operating segments.

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



                                    FOR THE QUARTER ENDED
                                          JUNE 30,
                                        2002      2001
                                      --------  --------
NET SALES
     North America . . . . . . . . .  $  231.2  $  191.3
     Asia Pacific. . . . . . . . . .      80.3      73.6
     Europe. . . . . . . . . . . . .      57.0      53.1
     South & Central America . . . .      21.4      29.2
                                      --------  --------
               Total Net Sales . . .  $  389.9  $  347.2
                                      ========  ========

                                      FOR THE NINE MONTHS
                                         ENDED JUNE 30,
                                          2002      2001
                                      --------  --------

NET SALES
     North America . . . . . . . . .  $  767.3  $  705.0
     Asia Pacific. . . . . . . . . .     238.6     251.9
     Europe. . . . . . . . . . . . .     210.6     199.2
     South & Central America . . . .      80.8     105.4
                                      --------  --------
               Total Net Sales . . .  $1,297.3  $1,261.5
                                      ========  ========




                                                       FOR THE QUARTER ENDED JUNE 30,
                                                       ----------------------------
                                                               2002         2001
                                                              ------       ------
PROFITABILITY
     North America. . . . . . . . . . . . . . . . . . . .    $  60.0      $ 23.2
     Asia Pacific . . . . . . . . . . . . . . . . . . . .       21.5        14.6
     Europe . . . . . . . . . . . . . . . . . . . . . . .        1.1        (1.1)
     South and Central America. . . . . . . . . . . . . .        0.4         0.4
                                                             -------      -------
        TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .    $  83.0      $ 37.1

     General corporate and other expenses . . . . . . . .      (12.2)       (0.8)
     Research and development expense . . . . . . . . . .       (8.9)      (11.8)
                                                             --------     -------
        Operating profit before unusual items
         and amortization . . . . . . . . . . . . . . . .       61.9        24.5
     Provisions for restructuring and other related costs          -           -
     Intellectual property rights income. . . . . . . . .          -        20.0
     Amortization of intangibles. . . . . . . . . . . . .          -        (5.7)
     Interest and other financial items . . . . . . . . .       (4.0)       (7.4)
                                                             --------     -------
        Total earnings before income taxes. . . . . . . .    $  57.9      $ 31.4
                                                             ========     =======




                                                        FOR THE NINE MONTHS ENDED JUNE 30,
                                                       ------------------------------------
                                                                2002        2001
                                                               ------      ------
PROFITABILITY
     North America. . . . . . . . . . . . . . . . . . . .    $ 220.9      $  149.4
     Asia Pacific . . . . . . . . . . . . . . . . . . . .       58.1          54.1
     Europe . . . . . . . . . . . . . . . . . . . . . . .        8.5          (0.7)
     South and Central America. . . . . . . . . . . . . .        7.8          11.2
                                                             -------       --------
        TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .    $ 295.3      $  214.0

     General corporate and other expenses . . . . . . . .      (40.7)        (21.3)
     Research and development expense . . . . . . . . . .      (27.2)        (34.4)
                                                             --------       -------
        Operating profit before unusual items
         and amortization . . . . . . . . . . . . . . . .      227.4         158.3
     Provisions for restructuring and other related costs       (8.5)            -
     Intellectual property rights income. . . . . . . . .          -          20.0
     Amortization of intangibles. . . . . . . . . . . . .          -         (17.0)
     Interest and other financial items . . . . . . . . .      (17.0)        (27.7)
                                                             --------       -------
        Total earnings before income taxes. . . . . . . .    $ 201.9      $  133.6
                                                           ==========       =======

                                                          FOR THE QUARTER ENDED JUNE 30,
                                                          ------------------------------
NET SALES BY PRODUCT LINE                                       2002         2001
                                                               ------        ------
   Alkaline Batteries . . . . . . . . . . . . . . .          $ 255.4      $  219.2
   Carbon Zinc Batteries. . . . . . . . . . . . . .             57.7          57.2
   Lighting Products. . . . . . . . . . . . . . . .             24.5          25.7
   Miniature Batteries. . . . . . . . . . . . . . .             17.6          14.8
   Other. . . . . . . . . . . . . . . . . . . . . .             34.7          30.3
                                                               ------       ------
          Total Net Sales                                    $ 389.9      $  347.2
                                                              ======        ======


                                                       FOR THE NINE MONTHS ENDED JUNE 30,
                                                       ----------------------------------
NET SALES BY PRODUCT LINE                                       2002         2001
                                                              --------     --------
   Alkaline Batteries . . . . . . . . . . . . . . . .        $  887.6     $  832.4
   Carbon Zinc Batteries. . . . . . . . . . . . . . .           182.7        203.8
   Lighting Products. . . . . . . . . . . . . . . . .            79.5         84.3
   Miniature Batteries. . . . . . . . . . . . . . . .            52.5         48.8
   Other. . . . . . . . . . . . . . . . . . . . . . .            95.0         92.2
                                                             --------     --------
          Total Net Sales                                    $1,297.3     $1,261.5
                                                             ========     ========

NOTE 5 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2002, and 2001, respectively.



                                                        Quarter Ended   Nine Months Ended
                                                           June 30,        June 30,
                                                           --------        --------
                                                          2002   2001     2002   2001
                                                         -----  -----    ------  -----

Numerator:
  Numerator for basic and dilutive earnings per share -
    Net earnings. . . . . . . . . . . . . . . . . . . .  $39.8  $15.7    $130.2  $75.5

Denominator:
  Denominator for basic earnings per share -
    Weighted average shares . . . . . . . . . . . . . .   91.1   91.7      91.4   92.9

  Effect of dilutive securities
    Stock Options . . . . . . . . . . . . . . . . . . .    1.5    1.2       0.9    1.1
    Restricted Stock Equivalents. . . . . . . . . . . .    0.7    0.6       0.6    0.5
                                                         -----  -----    ------  -----
                                                           2.2    1.8       1.5    1.6
  Denominator for dilutive earnings per share -
    Weighted-average shares and assumed conversions . .   93.3   93.5      92.9   94.5
                                                         =====  =====    ======  =====

Basic earnings per share. . . . . . . . . . . . . . . .  $ 0.44 $ 0.17    $ 1.42  $0.81

Diluted earnings per share. . . . . . . . . . . . . . .  $ 0.43 $ 0.17    $ 1.40  $0.80


NOTE 6 - The following table reconciles earnings and earnings per share excluding unusual items to as reported net earnings and earnings per share.


                                                          For the quarter  For the nine months
                                                           ended June 30,    ended June 30,
                                                            2002   2001      2002     2001
                                                            ----   ----      ----     ----
Net  Earnings:
--------------
Net earnings excluding unusual items . . . . . . . . . . .  $39.8  $  7.2   $142.1   $ 74.6
Provisions for restructuring & related costs, net (Note 7)      -       -     (5.8)       -
Accounts receivable write-down, net (Note 8) . . . . . . .      -       -     (6.1)       -
Intellectual property rights income, net (Note 9). . . . .      -    12.3        -     12.3
Amortization, net (Note 2) . . . . . . . . . . . . . . . .      -    (3.8)       -    (11.4)
                                                            -----  -------  -------  -------
Net earnings . . . . . . . . . . . . . . . . . . . . . . .  $39.8  $ 15.7   $130.2   $ 75.5
                                                            =====  =======  =======  =======

Basic Earnings Per Share:
-------------------------
Basic earnings per share excluding unusual items . . . . .  $0.44  $ 0.08   $ 1.55   $ 0.80
Provisions for restructuring & related costs, net. . . . .      -       -    (0.06)       -
Accounts receivable write-down, net. . . . . . . . . . . .      -       -    (0.07)       -
Intellectual property rights income, net . . . . . . . . .      -    0.13        -     0.13
Amortization, net. . . . . . . . . . . . . . . . . . . . .      -   (0.04)       -    (0.12)
                                                            -----  -------  -------  -------
Basic earnings per share . . . . . . . . . . . . . . . . .  $0.44  $ 0.17   $ 1.42   $ 0.81
                                                            =====  =======  =======  =======

Diluted Earnings Per Share:
---------------------------
Diluted earnings per share excluding unusual items . . . .  $0.43  $ 0.08   $ 1.53   $ 0.79
Provisions for restructuring & related costs, net. . . . .      -       -    (0.06)       -
Accounts receivable write-down, net. . . . . . . . . . . .      -       -    (0.07)       -
Intellectual property rights income, net . . . . . . . . .      -    0.13        -     0.13
Amortization, net. . . . . . . . . . . . . . . . . . . . .      -   (0.04)       -    (0.12)
                                                            -----  -------  -------  -------
Diluted earnings per share . . . . . . . . . . . . . . . .  $0.43  $ 0.17   $ 1.40   $ 0.80
                                                            =====  =======  =======  =======


NOTE 7 - In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan will involve terminating up to 75 sales and administrative employees resulting in a provision for restructuring of $6.0 to $8.0, pre-tax. During the quarter ended March 31, 2002, Energizer recorded a provision for restructuring related to the plan described above of $4.5 pre-tax, or $2.9 after-tax. The remaining cost of the plan will be recorded in the fourth quarter of fiscal 2002. As of June 30, 2002, 7 of a total of 75 employees have been terminated, all in the third quarter, in connection with the 2002 plans and $.1 of related costs have been incurred.

As part of restructuring plans announced in the fourth quarter of fiscal 2001, Energizer ceased production and terminated substantially all of its employees at its Mexican carbon zinc production facility in the first quarter of fiscal 2002. Energizer also continued execution of other previously announced restructuring actions. Energizer recorded provisions for restructuring of $1.4 pre-tax, as well as related costs for accelerated deprecation and inventory obsolescence of $2.6 pre-tax, which was recorded in cost of products sold in the first quarter of fiscal 2002. Total provisions for restructuring and related costs were $4.0 pre-tax, or $2.9 after-tax, in the first quarter of fiscal 2002.

As of June 30, 2002, 533 of a total of 570 employees have been terminated in connection with the 2001 plans, with 24 terminated in the current quarter. Activities impacting the restructuring reserve during the nine months ended June 30, 2002, which are recorded in other current liabilities on the Consolidated Balance Sheet are presented in the following table:




                      Beginning                         Ending
                       Balance   Provision  Activity   Balance
                      ---------  ---------  ---------  -------
2002 PLAN
--------------------

Termination benefits          -        3.6      (0.1)      3.5
Other cash costs . .          -        0.9         -       0.9
                      ---------  ---------  ---------  -------
Total. . . . . . . .          -        4.5      (0.1)      4.4
                      =========  =========  =========  =======

2001 PLAN
--------------------
Termination benefits        5.3        0.9      (5.1)      1.1
Other cash costs . .        3.9        0.5      (2.0)      2.4
                      ---------  ---------  ---------  -------
Total. . . . . . . .        9.2        1.4      (7.1)      3.5
                      =========  =========  =========  =======

TOTAL
--------------------
Termination benefits        5.3        4.5      (5.2)      4.6
Other cash costs . .        3.9        1.4      (2.0)      3.3
                      ---------  ---------  ---------  -------
Total. . . . . . . .        9.2        5.9      (7.2)      7.9
                      =========  =========  =========  =======


NOTE 8- On January 23, 2002, Kmart filed for Chapter 11 bankruptcy protection. At March 31, 2002, Energizer's Special Purpose Entity (SPE) (see Note 11) had pre-petition accounts receivable from Kmart Corporation of $20.0. In the quarter ended March 31, 2002, Energizer recorded a charge related to such receivables of $10.0 pre-tax, or $6.1 after-tax. It is not yet known what portion, if any, of the balance will be collected. Recovery of less than $10.0 of pre-petition receivables may result in additional charges in the future.

NOTE 9 - In the nine months and quarter ended June 30, 2001, Energizer recorded income of $20.0 pre-tax, or $12.3 after-tax related to the licensing of intellectual property rights.

NOTE 10 - The components of total comprehensive income for the quarter and nine months ended June 30, 2002 and 2001, respectively, are shown in the following table:




                                            For the quarter ended June 30,
                                                    2002       2001
                                                   ------     ------
Net earnings . . . . . . . . . . . . . . .     $    39.8     $ 15.7
Other comprehensive income items:
- Foreign currency translation adjustments          17.9       (1.0)
                                               ----------     ------
Total comprehensive income . . . . . . . .     $    57.7     $ 14.7
                                               ==========     ======

                                            For the nine months ended June 30,
                                                    2002       2001
                                                   ------     ------
Net earnings. . . . . . . . . . . . . . . . .  $   130.2     $ 75.5
Other comprehensive income items:
- Foreign currency translation adjustments. . . .    4.8      (10.8)
- Foreign currency translation adjustments related
  to elimination of one month reporting lag            -       (4.4)
- Minimum pension liability adjustment,
  net of taxes of $.3. . . . . . . . . . . . . .    (0.3)         -
                                               ----------    -------
Total comprehensive income. . . . . . . . . .  $   134.7     $ 60.3
                                               =========     =======


NOTE 11 - Energizer participates in an ongoing Asset Securitization Program (Program) which results in attractive short-term rates and provides financing diversification. Under the structure of the Program, Energizer sells substantially all of its US accounts receivable to its wholly owned, bankruptcy remote subsidiary, Energizer Receivables Funding Corporation (EFRC). ERFC then sells such accounts receivables to an outside party for a fraction of face value and retains a subordinated interest for the remaining value, less the financing cost.

Under accounting rules prescribed by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", ERFC meets the definition of a Special Purpose Entity (SPE) and the sales of accounts receivable from Energizer to ERFC must be recorded as an "off balance sheet" sales transaction. As a result of such accounting, ERFC's retained interest in accounts receivable is classified in Other Current Assets on the Consolidated Balance Sheet (see Note 13). The following table details the balances related to the Program:



                                    June 30, 2002  September 30, 2001  June 30, 2001
                                    -------------  ------------------  -------------
Total outstanding accounts
Receivable sold to SPE. .               162.5            184.1           144.6

Cash received by SPE from sale of
receivables to a third party             50.0             86.2            80.0

Subordinated retained interest . .      112.5             97.9            64.6

Energizer's investment in SPE. . .      112.5             97.9            64.6



If the Program was structured as a borrowing secured by accounts receivable rather than sales of accounts receivable, Energizer's balance sheet would reflect additional accounts receivable, notes payable and lower other current assets as follows:



                                   June 30, 2002  September 30, 2001  June 30, 2001
                                   -------------  ------------------  -------------
Additional accounts receivable          162.5           184.1            144.6

Additional notes payable . . .           50.0            86.2             80.0

Lower other current assets . .          112.5            97.9             64.6

NOTE 12- A portion of Energizer's deferred compensation liabilities is based on Energizer stock price and is subject to market risk. In May 2002, Energizer entered into a prepaid share option transaction with a financial institution to mitigate this risk. Energizer invested $22.9 in the prepaid share option transaction and recorded it in other current assets. The change in fair value of the prepaid share option is recorded in selling, general and administrative expenses. Changes in value of the prepaid share option in future quarters should substantially offset changes in the deferred compensation liabilities tied to the Energizer stock price. The change in fair value of the prepaid share option for the current quarter resulted in income of $.1.

NOTE  13-  Other  Current  Assets  consist  of  the  following:



                              June 30, 2002   September 30, 2001   June 30, 2001
                              --------------  -------------------  --------------
Investment in SPE. . . . . .  $        112.5  $              97.9  $         64.6
Miscellaneous receivables. .            15.4                 25.3            47.2
Deferred income tax benefits            44.9                 46.3            40.3
Prepaid expenses . . . . . .            55.7                 39.8            36.5
Other current assets . . . .             1.9                  0.6             0.2
                              --------------  -------------------  --------------
                              $        230.4  $             209.9  $        188.8
                              ==============  ===================  ==============


NOTE  14-  Other  Assets  consist  of  the  following:



                                   June 30, 2002   September 30, 2001   June 30, 2001
                                   --------------  -------------------  --------------
Goodwill. . . . . . . . . . . . .  $         37.3  $              38.1  $        153.6
Other intangible assets . . . . .            74.4                 72.7            74.3
Pension asset . . . . . . . . . .           114.3                106.2           110.1
Other assets and deferred charges            21.0                 21.2            22.6
                                   --------------  -------------------  --------------
                                   $        247.0  $             238.2  $        360.6
                                   ==============  ===================  ==============


NOTE  15-  Other  Liabilities  consist  of  the  following:




                                   June 30, 2002   September 30, 2001   June 30, 2001
                                   --------------  -------------------  --------------
Postretirement benefits liability  $         92.5  $              91.7  $         90.7
Other non-current liabilities . .            83.2                 77.8            75.2
                                   --------------  -------------------  --------------
                                   $        175.7  $             169.5  $        165.9
                                   ==============  ===================  ==============





NOTE 16-In September 2000, Energizer's Board of Directors approved a share repurchase plan authorizing the repurchase of up to 5 million shares of Energizer's common stock. As of May 2002, Energizer purchased substantially all 5 million shares initially authorized. In May 2002, Energizer's Board of Directors approved a new share repurchase plan authorizing the repurchase of up to 5 million shares of Energizer's common stock, none of which have been repurchased as of June 30, 2002.

NOTE 17- The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Energizer is required to adopt SFAS 143 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer determined that the adoption of SFAS 143 will not have a material effect on its financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. Energizer is required to adopt SFAS 144 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer determined that the adoption of SFAS 144 will not have a material effect on its financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and
64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Energizer is required to adopt SFAS 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. Energizer determined that the adoption of SFAS 145 will not have a material effect on its financial statements.

The FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. Energizer is required to adopt SFAS 146 for any disposal activities initiated after December 31, 2002, although early adoption is allowed. Energizer is currently reviewing the impact of the adoption of SFAS 146 on its financial statements.


                            ENERGIZER HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


HIGHLIGHTS  /  OPERATING  RESULTS
     Net earnings for the nine months ended June 30, 2002 were $130.2, or $1.42 per basic share and $1.40 per diluted share compared to $75.5, or $.81 per basic share and $.80 per diluted share for the same nine month period last year. Included in the current nine month net earnings are restructuring provisions and related costs of $5.8 after taxes, or $.06 per share and a charge related to Kmart accounts receivable of $6.1 after taxes, or $.07 per share. The prior year nine month period includes amortization expense that would not have been amortized under Statement of Financial Accounting Standards (SFAS) 142, of $11.4 after taxes, or $.12 per share and intellectual property rights income of $12.3 after taxes, or $.13 per share. Due to the adoption of SFAS 142 at the beginning of fiscal 2002 as described in Note 2 to the Condensed Financial Statements, amortization expense was discontinued beginning in fiscal 2002. Adjusting for these items in both nine month periods, net earnings would have been $142.1, or $1.55 per basic share and $1.53 per diluted share in the current period compared to $74.6, or $.80 per basic share and $.79 per diluted share last year.

     For the quarter ended June 30, 2002, net earnings were $39.8, or $.44 per basic share and $.43 per diluted share compared to $15.7, or $.17 per share for the quarter ended June 30, 2001. The prior year quarter includes amortization expense as described in the previous paragraph of $3.8 after taxes, or $.04 per share and intellectual property rights income of $12.3 after taxes, or $.13 per share. Adjusting for these items in the prior year quarter, earnings would have been $7.2, or $.08 per share. Note 6 summarizes the earnings and earnings per share excluding unusual items for the current and prior nine months and quarter.

     Net sales for the nine months ended June 30, 2002 increased $35.8, or 3%, as increases in North America and Europe were partially offset by declines in the South and Central America and Asia Pacific regions. For the quarter, net sales increased $42.7, or 12% with higher sales in all regions except South and Central America. See the following section for comments on sales changes by segment.

     Gross margin for the nine months increased $52.5, or 10% reflecting lower product cost rates and higher sales. For the quarter, gross margin increased $38.0, or 29% on higher sales and lower product costs. Gross margin percentage improved 2.9 percentage points to 44.9% for the current nine months and 5.6 percentage points to 43.4% for the quarter. For the nine months and quarter, all geographic segments benefited from lower product costs reflecting lower material and variable costs, the impact of restructuring activities undertaken in the fourth quarter of 2001, and improved plant operating levels compared to last year.

     Selling, general and administrative expenses decreased $13.6, or 6% in the nine months due to the absence of amortization expense and lower segment overheads, partially offset by higher general corporate expense. For the quarter, selling, general and administrative expenses increased $1.7, or 2% as higher general corporate expenses were partially offset by the absence of amortization expense in the current quarter and lower segment overheads. Selling, general and administrative expenses as a percent of sales was 17.9% and 18.4% in the current nine months and quarter, respectively, compared to 19.5% and 20.2% in the same periods a year ago, respectively.

     Advertising and promotion expense declined $10.2, or 9% in the nine months, primarily in North America. For the quarter, advertising and promotion expense declined $3.9, or 13% on decreases in the Europe and Asia Pacific regions. Advertising and promotion as a percent of sales was 7.5% and 6.9% in the current nine months and quarter, respectively, compared to 8.5% and 8.8% in the same periods a year ago, respectively.


SEGMENT  RESULTS
     Energizer Holdings, Inc. (Energizer) operations are managed via four geographic segments. In the past, each segment has reported profit from its intersegment sales in its own segment results. Changes in intersegment profit captured in inventory and not yet sold to outside customers were recorded in general corporate expenses. Due to increased levels of intersegment sales related to production consolidation and in light of the Company's current management objectives and structure, Energizer believes the exclusion of intersegment profit from segment results is a more appropriate presentation of its operating segments.

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

     This structure is the basis for the Company's reportable operating segment information, as included in the tables in Note 4 to the Condensed Financial Statements for the quarter and nine months ended June 30, 2002 and 2001.

North  America
     Net sales for North America were $767.3 for the nine months ended June 30, 2002, an increase of $62.3, or 9%, on higher alkaline volume, partially offset by unfavorable pricing and product mix reflecting intense competition and higher promotional activity, primarily in the first quarter. For the nine months, alkaline volume increased 12% versus the same period last year.

     For the current quarter, sales were $231.2, an increase of $39.9, or 21% primarily on higher alkaline volume. A large portion of the increased alkaline volume is attributable to lower sales in last year's third quarter where Energizer's sales lagged retail consumption by an estimated 8-10%. In addition, the current quarter includes increased sales to a large customer related to a packaging change, as well as sell-in for incremental fourth quarter promotional displays with several customers, each accounting for a 5% increase in third quarter sales.

     A. C. Nielsen reported the overall battery category and Energizer's sales value declined 4% in the quarter. However, A. C. Nielsen captures data from less than 50% of the total retail market. Energizer estimates total retail consumption of its battery products was essentially flat for the quarter as increases in non-Nielsen measured retailers' offset declines in Nielsen measured channels.


     Gross margin increased $57.4 for the nine months, on improved product cost and higher sales. Substantial product cost improvements reflect lower material and other variable costs and improved plant operating levels. Segment profit increased $71.5, or 48% in the nine months on higher gross margin and lower overhead and advertising expenses, partially offset by a $10.0 provision for doubtful accounts receivable from Kmart. Favorable costs for the nine months reflect the impact of restructuring actions that began in the fourth quarter of fiscal 2001.

     For the quarter, gross margin increased $33.2 on higher sales and lower product cost. Segment profit increased $36.8 in the quarter on higher gross margin and lower overhead expenses.

Asia  Pacific
     Net sales for Asia Pacific were $238.6 for the nine months ended June 30, 2002, a decrease of $13.3, or 5%. Lower carbon zinc volume and unfavorable currency impacts of $6.7 were partially offset by improved pricing and product mix. Carbon zinc volume declined 9%, primarily in the first half of the year. For the quarter, sales were $80.3, an increase of $6.7, or 9%, primarily on higher alkaline volume.

     Segment profit increased $4.0, or 7% for the nine months on lower product, overhead and advertising costs, partially offset by lower sales and unfavorable currency impacts. For the quarter, segment profit increased $6.9, or 47% for the quarter on lower advertising and product costs and higher sales.


Europe
     Net sales for Europe were $210.6 for the nine months ended June 30, 2002, an increase of $11.4, or 6% on improved pricing and product mix, favorable currency impacts of $2.8 and higher alkaline volume, partially offset by lower carbon zinc volume. For the quarter, sales were $57.0, an increase of $3.9, or 7% on improved pricing and product mix and favorable currency impacts.

     Segment results improved $9.2 for the nine months and $2.2 for the quarter on higher sales and lower product and advertising costs.

South  and  Central  America
     Net sales for South and Central America for the nine months ended June 30, 2002 were $80.8, a decrease of $24.6, or 23% on lower volume and unfavorable currency effects of $14.2, partially offset by higher prices. For the quarter, net sales declined $7.8, or 27% on unfavorable currency effects of $8.1 and lower volume, partially offset by higher prices. Lower sales in Argentina accounted for about 75% of the sales decline in the nine months and quarter. In the first quarter, Energizer took deliberate actions to reduce sales and accounts receivable in Argentina in anticipation of the currency devaluation. In the second and third quarter, following devaluation, demand has declined sharply, however Energizer has maintained its market share in Argentina.

     Segment profit decreased $3.4 million, or 30% for the nine months as lower volume and unfavorable currencies were partially offset by higher prices and lower product and overhead costs. For the quarter, segment profit was flat as lower volume and currencies were offset by higher prices and lower product costs. Cost and currency management initiatives in Argentina mitigated a portion of the impact of the negative economic situation.

     Future sales and segment profit for the South and Central America region will be significantly impacted by economic and market conditions in Argentina, which accounted for approximately 30% of South and Central America's net sales for the fiscal year ended September 30, 2001. In addition, following the economic crisis in Argentina, other Latin American countries have experienced currency and economic declines. If such conditions continue to worsen, Energizer's results for that segment are likely to decline accordingly.

OTHER  COSTS  AND  EXPENSES

General  Corporate  and  Other  Expenses
     Corporate and other expenses increased $19.4 to $40.7 for the nine months ended June 30, 2002 and increased $11.4 to $12.2 in the current quarter primarily due to higher compensation costs related to company performance and stock price. For the nine months, such increases were partially offset by lower management costs.

Research  and  Development  Expenses
     Research and development expenses decreased $7.2 and $2.9 in the current nine months and quarter ended June 30, 2002, respectively, as Energizer focused on new and improved products for retail applications and reduced spending on products designed for industrial applications.

Restructuring  Activity
          In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan involves terminating up to 75 sales and administrative employees resulting in a provision for restructuring of $6.0 to $8.0 before taxes. During the quarter ended March 31, 2002, Energizer recorded a pre-tax provision for restructuring related to the plan described above of $4.5. The remaining cost of the plan will be recorded in the fourth quarter of fiscal 2002. Cost savings from the plan are expected to be $2.0 to $2.5 in fiscal 2003 and $4.5 to $5.0, annually, in fiscal 2004 and thereafter.

     As part of the restructuring plans announced in the fourth quarter of fiscal 2001, Energizer recorded provisions for restructuring of $1.4 before taxes, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6 before taxes in the current nine months, which are reflected in cost of products sold.

     Total provisions for restructuring and related costs were $8.5 before taxes, $5.8 after taxes and $.06 per share in the current nine months. There were no provisions for restructuring recorded in the current quarter.


     Activities impacting the restructuring reserve during the nine months ended June 30, 2002 are presented in Note 7 to the Condensed Financial Statements.

Intellectual  Property  Rights  Income
     In the nine months and quarter ended June 30, 2001, Energizer recorded income of $20.0 pre-tax or $12.3 after-tax related to the licensing of intellectual property rights.

Goodwill  and  Intangible  Amortization
     Energizer adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001. As a result, Energizer no longer amortizes its goodwill and intangible assets, which consist of tradenames. See Note 2 to the Condensed
Financial  Statements  for  further  discussion.

Interest  Expense  and  Other  Financing  Costs
     Interest expense decreased $10.4 and $3.2 for the current nine months and quarter ended June 30, 2002, respectively, reflecting lower average borrowings. Other financing costs were nearly flat for the nine months and quarter as unfavorable net currency exchange, primarily in Argentina, was substantially offset by lower discounts on the sale of accounts receivable under a financing arrangement.

Income  Taxes
     Income taxes, which include federal, state and foreign taxes, were 35.5% for the current nine months, compared to a tax rate of 43.5% for the same period last year. The improvement in the tax rate for the nine-month period is primarily due to the absence of the unfavorable impact of goodwill amortization, lower operating losses in certain foreign jurisdictions with no corresponding tax benefit, lower taxes on the repatriation of foreign earnings, and realization of tax benefits related to losses in prior years in foreign jurisdictions. In the near term, recognition of tax benefits related to prior year tax losses may improve the 2002 rate. At current earnings levels, a normalized tax rate would be approximately 36% to 37%.

     For the current quarter, income taxes were 31.3% compared to 50.0% for the same period last year. The improvement in the tax rate for the current quarter reflects the factors cited above. In addition, the current and prior quarter rates reflect the adjustments necessary to bring the tax rate for the nine months in line with full year expectations.

Financial  Condition
     Cash flow from operations was $175.4 for the nine months ended June 30, 2002 compared to $190.7 of cash flow from operations for the same period in fiscal 2001. The decrease in cash flow from operations was primarily due to higher cash earnings in 2002, more than offset by smaller working capital reductions than in the prior year. Capital expenditures totaled $29.9 and $59.1 for the nine months ended June 30, 2002 and 2001, respectively. Energizer purchased 1,155,000 shares of treasury stock in the nine months ended June 30, 2002 for $26.3.

     Working capital was $345.9 at June 30, 2002 compared to $288.1 at September 30, 2001, primarily reflecting seasonal increases. Working capital at June 30, 2002 compared to $361.5 at June 30, 2001 reflects lower inventory and higher accrued liabilities were offset by lower notes payable and higher investment in Energizer's Special Purpose Entity (SPE). See below for further discussion on the SPE. Energizer's total debt decreased from $433.9 at June 30, 2001 to $335.3 at September 30, 2001 to $240.8 at June 30, 2002 as the excess cash generated from operations was used to pay down debt.

     Energizer believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, although no guarantee can be given in this regard.

Special  Purpose  Entity
     Energizer generates accounts receivable from its customers through its ordinary course of business. Substantially all accounts receivable in the U.S. are routinely sold to Energizer Receivables Funding Corporation (the SPE), which is a wholly owned, bankruptcy remote subsidiary of Energizer. The SPE's only business activities relate to acquiring and selling interests in Energizer's receivables, which transactions are used as an additional source of liquidity. The SPE sells an undivided percentage ownership interest in each individual receivable to an unrelated party (the Conduit) and uses the cash collected on these receivables to purchase additional receivables from Energizer.

     The trade receivables sale facility represents "off-balance sheet financing," since the Conduit's ownership interest in the SPE's accounts receivable results in assets being removed from Energizer's balance sheet, rather than resulting in a liability to the Conduit. Upon the facility's termination, the Conduit would be entitled to all cash collections on the SPE's accounts receivable until its purchased interest was repaid.

     The terms of the agreements governing this facility qualify trade receivables sale transactions for "sale treatment" under generally accepted accounting principles. As such, Energizer is required to account for the SPE's transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit's net investment as long-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," Energizer's balance sheet would reflect additional accounts receivable and short-term debt and lower other current assets. See further discussion in Note 11.

Market  Risk
     Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all interest rates would have had an annual unfavorable impact of $.3 on Energizer's net earnings and cash flows based upon current debt levels.

     A portion of Energizer's deferred compensation liabilities is based on Energizer stock price and is subject to market risk. In May 2002, Energizer entered into a prepaid share option transaction to mitigate this risk. Energizer invested $22.9 in the prepaid share option transaction. The change in fair value of these options for the current quarter resulted in income of $.1. A hypothetical 10% adverse change in the quarter end closing stock price for Energizer would have created a loss on this transaction totaling $2.2. Such loss, however, would have been substantially offset by gains due to the reduction of the deferred compensation liabilities tied to the Energizer stock price. See further discussion in Note 12.

     During the quarter ending March 31, 2002, Energizer contributed $8.4 of capital to its Argentine subsidiary, sufficient to repay all its U.S. dollar liabilities in order to mitigate exposure to further currency exchange losses.

     On January 23, 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. At March 31, 2002, Energizer had pre-petition accounts receivable from Kmart of $20.0. In the quarter ended March 31, 2002, Energizer recorded a charge related to its receivables from Kmart of $10.0 pre-tax, or $6.1 after-tax. Kmart continues to operate under bankruptcy court supervision and has not paid any portion of its pre-petition obligations to Energizer. It is not yet known what portion, if any, of the balance will be collected. Recovery of less than $10.0 of pre-petition receivables may result in additional charges in the future.

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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
     See  discussion  in  Note  17  to  the  Condensed  Financial  Statements.

FORWARD-LOOKING  STATEMENTS
     Statements in this document that are not historical, particularly statements regarding the estimates of retail consumption of Energizer's battery products in North America and market share in Argentina, the impact of worsening economic conditions in South and Central America, cost savings from restructuring activity, Energizer's projected full-year tax rate, its continuing ability to meet liquidity requirements and the impact of changes in interest rates may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Energizer's estimates of retail consumption of its battery products in North America, or its market share in Argentina, may be inaccurate, or may not reflect segments of the retail market. Moreover, Energizer sales volume in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of Energizer estimates, or if those retailers elect to further contract their inventory levels. The impact on Energizer's results of economic developments in South and Central America may be greater, or less severe, than anticipated. Energizer's actual tax rate for fiscal 2002 may be higher than projected because of unforeseen change in tax laws or applicable rate, higher taxes on repatriated earnings, or greater than anticipated foreign losses. Such losses may be impacted by local economic conditions or adverse governmental regulation, or by unforeseen increases in the cost structure of Energizer's foreign affiliates. Severance costs and other expenses associated with current and proposed restructuring activity may be higher than anticipated, and there may be unknown expenses associated with those activities. In addition, the cost reductions actually realized as a result of restructuring may be less significant than anticipated. Energizer's ability to maintain compliance with its debt covenants, as well as changes in its operating cash flows could limit its ability to meet its liquidity requirements. The impact of adverse interest rate changes could be more significant than anticipated, particularly if general economic conditions in the countries in which Energizer operates deteriorate as well. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, as amended, its Annual Reports on Form 10-K for the Year ended September 30, 2001, its Quarterly Report on Form 10-Q for the period ended December 31, 2001 and March 31, 2002, and its Current Report on Form 8-K dated April 25, 2000.


PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  5  -  Other  Information

     On May 29, 2002, the Company announced that Robert Pruzan, Co-Head of Global Investment Banking, Dresdner Kleinwort Wasserstein, Inc. ("DrKW"), had resigned from the Board of Directors of the Company because of the demands of his position at DrKW.


Item  6  -  Exhibits  and  Reports  on  Form  8-K


(b)     Reports  on  Form  8-K

A Current Report on Form 8-K dated April 25, 2002, was filed setting forth the text of a press release issued by the Company on the same date which discussed the Company's results for its second fiscal quarter of 2002.


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

                                    ENERGIZER  HOLDINGS,  INC.
                                    -----------------------------------------
                                    Registrant



                                   By:  /s/ Daniel J. Sescleifer
                                        Daniel  J.  Sescleifer
                                        Executive Vice President and
                                        Chief Financial Officer
Date:  July 31,  2002