Form 10-Q/A
period 2002-06-30
ENERGIZER HOLDINGS INC
filed 2002-08-01
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q-A

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

                                       90,683,107
                               ------------------------

PART  II  -  OTHER  INFORMATION
             ------------------

Registrant is amending this Report on Form 10-Q solely for the purpose of filing Exhibits 99.1 and 99.2.

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits Required by Item 601 of Regulation S-K

(i) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

99.1     Certification of Chief Executive Officer
99.2     Certification of Executive Vice President and Chief Financial Officer

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



Exhibit List

99.1      Certification of Chief Executive Officer
99.2      Certification of Executive Vice President and Chief Financial Officer