Form 10-K
period 2002-09-30
ENERGIZER HOLDINGS INC
filed 2002-12-13
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                 ----------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2002     Commission File No. 001-15401


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


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X       No:

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes:          No:  X

Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes:  X       No:

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on November 1, 2002: $2,478,695,724.

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on March 31, 2002, the last day of the Registrant's most recently completed second quarter: $2,053,805,689.

(Excluded from these figures is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on December 1, 2002: 88,544,168.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2002 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2002 (Part III of Form 10-K).

                                     PART I

ITEM  1.          BUSINESS.

GENERAL

     Energizer Holdings, Inc., incorporated in Missouri in 1999, is one of the world's largest manufacturers of primary batteries and flashlights and a global leader in the dynamic business of providing portable power. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spinoff to shareholders of Ralston Purina Company.

     Energizer is the successor to over 100 years of expertise in the battery and lighting products industry. Its brand names "Eveready" and "Energizer" have worldwide recognition for quality and dependability, and are marketed and sold in more than 150 countries. Energizer's subsidiaries operate 21 manufacturing and packaging facilities in 14 countries on four continents, and employ 3,535 employees in the United States and 6,428 in foreign jurisdictions.

PRINCIPAL  PRODUCTS

     Energizer's subsidiaries manufacture and market a complete line of primary alkaline and carbon zinc batteries, miniature batteries, specialty photo lithium batteries, and flashlights and other lighting products. Although Energizer, in November of 1999, sold its rechargeable battery manufacturing and assembly business, which produced rechargeable batteries for sale to manufacturers of rechargeable equipment, Energizer continues to market a line of rechargeable batteries for retail sale to consumers. Energizer believes it has one of the industry's most extensive product lines. "Energizer" brand alkaline batteries are the most popular and widely used in the array of Energizer products. The batteries are offered in 1.5 volt, 4.5 volt, 6 volt and 9 volt configurations, and are available in the standard selection of sizes, including AA, AAA, AAAA, C, D and 9 volt sizes. In the summer of 2000, Energizer introduced a super-premium alkaline battery under the brand name "Energizer e2", as well as a value-priced alkaline battery under the name "Eveready Alkaline." In 2001, it relaunched its base alkaline brand as "Energizer Max." Energizer also produces or distributes:

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

     Although a large percentage of Energizer's sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, account for more than ten percent of Energizer's sales. For fiscal year 2002, those customers accounted for, in the aggregate, approximately 16.3% of Energizer's sales.

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

     As of September 30, 2002, Eveready Battery Company, Inc., a subsidiary of Energizer, owned approximately 283 unexpired United States patents which have a range of expiration dates from December, 2002 to November, 2021, and had approximately 99 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2002, Eveready owned approximately 710 foreign patents and had approximately 499 patent applications pending in foreign countries.

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

     Energizer competes in the domestic and global battery markets which have been, in the past, high growth markets. The alkaline battery segment, both in the United States and worldwide, has been the fastest growing segment of the primary battery market. More recently, growth of the battery market, as well as the alkaline segment, has moderated and in some instances declined, primarily because of local economic conditions. Energizer's principal competitors in the United States are Duracell International, Inc., a subsidiary of The Gillette Company, and Rayovac Corporation. Private-label sales by large retailers have also been growing in significance. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

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

      Energizer has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to eight federal
"Superfund" sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRP's are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of Energizer and the other PRP's at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRP's and other site users.

     The amount of Energizer's ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used.

     In addition, Energizer undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in November, 1999. Responsibility for those programs was assumed by the buyer at the time of the divestiture. In 2001, the buyer, as well as its operating subsidiary which owns and operates the Gainesville facility, filed petitions in bankruptcy. In the event that the buyer and its affiliates become unable to continue the programs to reduce or eliminate contamination, Energizer could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site. Under the terms of the Reorganization Agreement between Energizer and Ralston Purina Company, however, which has been assumed by an affiliate of The Nestle Corporation, Ralston's successor is obligated to indemnify Energizer for 50% of any such liabilities in excess of $3 million.

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

     Accruals for environmental remediation are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessments take place and remediation efforts progress, or as additional technical or legal information becomes available.


     It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Energizer believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $7 million for estimated liabilities at September 30, 2002, should not be material to its financial position. Such liability could, however, be material to results of operations or cash flows for a particular quarter or year.


AVAILABLE  INFORMATION

     Energizer regularly files periodic reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. These filings are available free of charge on Energizer's website, at www.energizer.com, as soon as reasonably practicable
                           -----------------
after  their  electronic  filing  with  the  SEC.

OTHER  MATTERS

     The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION  -  BUSINESS  OVERVIEW"  on  page  10,  "ENERGIZER  HOLDINGS,  INC.  -
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  RESULTS OF OPERATIONS AND FINANCIAL
CONDITION  -  HIGHLIGHTS"  on  page 11, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES" on pages 14 through 15, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS - Segment Results" on pages 11 through 12, "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS - Research and Development Expense" on page 13, "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 42 through 43, of the Energizer Holdings, Inc. 2002 Annual Report to Shareholders, are hereby incorporated by reference.

ITEM  2.     PROPERTIES

     A list of Energizer's principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2002, Energizer's alkaline manufacturing facilities were utilized, on average, at approximately 78% of capacity, and its carbon zinc facilities were utilized, on average, at approximately 66% of capacity.

NORTH AMERICA                              EUROPE

Asheboro,  NC  (2)                         Caudebec  Les  Elbeuf,  France (1)(5)
Bennington,  VT                            La  Chaux-de-Fonds,  Switzerland
Garretsville,  OH                          Slany,  Czech  Republic  (1)
Marietta,  OH                              Tanfield  Lea,  U.K.  (1)
Maryville,  MO
St. Albans,  VT                            AFRICA
Walkerton, Ontario, Canada (5              Alexandria, Egypt
Westlake, OH  (3)                          Nakuru, Kenya (4)

ASIA                                       ADMINISTRATIVE AND
Bogang, People's Republic of China (1)     EXECUTIVE OFFICES
Mandaue Cebu, Philippines                  St. Louis, Missouri (1)
Ekala, Sri Lanka
Cimanggis, Indonesia
Johor, Malaysia
Jurong, Singapore
Tianjin, People's Republic of China

In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)  Leased          (2)  Two  plants          (3)Research  facility
(4)  Less  than  20%  owned  interest          (5)  Bulk  packaging  or labeling

ITEM 3.    LEGAL  PROCEEDINGS

     Energizer and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to Energizer's financial position, taking into account established accruals for estimated liabilities. These liabilities, however, could be material to results of operations or cash flows for a particular quarter or year.

     See also the discussion captioned "Governmental Regulation and Environmental Matters" under Item 1 above.

ITEM 4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM 4A    EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2002.

J. PATRICK MULCAHY - Chief Executive Officer of Energizer since March, 2000. Mr. Mulcahy joined Ralston Purina Company in 1968 and has served as Chairman of the Board and Chief Executive Officer of Eveready Battery Company, Inc. since 1987. Mr. Mulcahy served as co-Chief Executive Officer and co-President of Ralston Purina Company from October, 1997 to June, 1999. He served as Ralston's Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; and Division Vice President, Director of Marketing, Grocery Products Group, 1980-81. Age: 58.

WILLIAM P. STIRITZ - Chairman of the Board of Directors of Energizer and Chairman of the Management Strategy and Finance Committee since March, 2000. Mr. Stiritz joined Eveready Battery Company, Inc. in 2000, at the time of the Company's spin-off from Ralston Purina Company. From 1982 to 1997, he served as Chief Executive Officer and Chairman of the Board of Ralston Purina Company, and from 1998 to 2001, he served as Chief Executive Officer, President and Chairman of the Board of Agribrands International, Inc. Age: 68.

PATRICK C. MANNIX - President of Energizer since March, 2000. Mr. Mannix joined the Eveready Battery Division of Union Carbide Corporation in 1963, and has served as President of Eveready Battery Company, Inc. since 1998. Mr. Mannix served as President of Eveready Battery Company, Inc., Specialty Business from 1995-98, as Executive Vice President, Eveready Battery Company, International from 1991-95, and as Area Chairman, Asia Pacific operations, Eveready Battery Company from 1985-91. Age: 57.

WARD M. KLEIN - President, International since March, 2002. Mr. Klein joined Ralston Purina Company in 1979. Prior to his current position he served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 47.

JOSEPH MCCLANATHAN - President, North America since March, 2002. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. Prior to his current position, he served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 50.

DANIEL J. SESCLEIFER - Executive Vice President, Finance and Control of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and
Treasurer  of  Ralcorp  Holdings,  Inc,  from  1996  to  2000,  and as Director,
Corporate  Finance  of  Ralcorp  Holdings,  Inc.  from 1994 to   1996.  Age: 40.

HARRY L. STRACHAN - Vice President and General Counsel of Energizer since March, 2000. Mr. Strachan joined Eveready Battery Company, Inc. in 1987, and, prior to his current position, served as Vice President, General Counsel and Secretary of that subsidiary from 1987 to 2000. Age: 61.

PETER J. CONRAD - Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 42.

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of November 1, 2002, there were 16,750 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for the ENR Stock for the period from September 30, 2000 to September 30, 2002. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2003.



                               MARKET PRICE RANGE

                            FY2002               FY2001
First Quarter.         $15.52 - $19.05    $17.0625 -  $24.375
Second Quarter         $18.98 - $23.75    $20.125  -  $27.55
Third Quarter.         $22.23 - $29.34    $20.80   -  $25.39
Fourth Quarter         $21.40 - $31.90    $15.00   -  $23.35

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.   SELECTED  FINANCIAL  DATA.

     The "ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION" appearing on page 19 of the Energizer Holdings, Inc. 2002 Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 18 and the information appearing under "ENERGIZER HOLDINGS, INC
- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 42 through 43 of the Energizer Holdings, Inc. 2002 Annual Report is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS" on pages 16 through 17 of the Energizer Holdings, Inc. 2002 Annual Report is hereby incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Energizer and its subsidiaries appearing on pages 21 through 24, together with the report thereon of PricewaterhouseCoopers LLP on page 20, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)" on page 44 of the Energizer Holdings, Inc. 2002 Annual Report are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors on pages 3 through 6 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2002 is hereby incorporated by reference.

     The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. Mr. F. Sheridan Garrison inadvertently failed to file a Form 4 for the month of November, 2001 to disclose an acquisition of Energizer Stock, but corrected it by a late Form 4 for that month, which was filed on January 4, 2002. As a result of a Company clerical error, Mr. Daniel Sescleifer and Mr. Joseph McClanathan both inadvertently failed to disclose an employee option grant on September 23, 2002, but each corrected it by a late Form 4 filing on November 5, 2002. To the best of the Company's knowledge, all of the filings for the Company's other executive officers and directors were made on a timely basis in 2002.

ITEM 11.   EXECUTIVE COMPENSATION.

     Information appearing under "Executive Compensation" on pages 11 through 19, "Nominating and Executive Compensation Committee Report on Executive Compensation" on pages 19 through 23, "Performance Graph" on page 25, "Common Stock Ownership of Directors and Executive Officers" on pages 9 through 10, and the remuneration information under "Board of Directors Standing Committees" on pages 4 through 5 and "Director Compensation" on pages 5 through 6 of the Energizer Holdings, Inc. Company Notice of Annual Meeting and Proxy Statement dated December 9, 2002 is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 8 and "Common Stock Ownership of Directors and Executive Officers" on pages 9 through 10 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2002 is hereby incorporated by reference.



PLAN CATEGORY                (A)                  (B)                         (C)
                       NUMBER OF SECURITIES   WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                       TO BE ISSUED UPON      EXERCISE PRICE OF       REMAINING AVAILABLE
                       EXERCISE OF            OUTSTANDING OPTIONS,    FOR FUTURE ISSUANCE
                       OUTSTANDING OPTIONS,   WARRANTS AND RIGHTS     UNDER EQUITY
                       WARRANTS AND RIGHTS                            COMPENSATION PLANS
                                                                      (EXCLUDING SECURITIES
                                                                      REFLECTED IN COLUMN
                                                                      (A), AND AS NOTED
                                                                      BELOW.)
-------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders. . .      7,693,248             $18.14                   6,104,598
-------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders. .          None                   NA                       None
-------------------------------------------------------------------------------------------
Total . . . . . . . .      7,693,248             $18.14                   6,104,598
-------------------------------------------------------------------------------------------


Note: in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, 655,000 restricted stock equivalents, as well as the opportunity to receive 20,000 restricted stock equivalents, have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan, Energizer's only equity compensation plan, other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. These equivalents vest over a three-year period following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, unless the recipient elected, in advance, to defer conversion until retirement or termination of employment. The number of securities indicated in column (c) reflects not only the exclusion of securities which will be issued upon exercise of outstanding options, warrants and rights, but also the exclusion of securities which will be issued upon conversion of restricted stock equivalents which have been granted, or for which an opportunity to receive such equivalents has been granted.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under "Certain Relationships and Related Transactions" on pages 6 through 7 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2002, is hereby incorporated by reference.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

     J. Patrick Mulcahy, Energizer's Chief Executive Officer, and Daniel J. Sescleifer, Energizer's Executive Vice President and Chief Financial Officer, evaluated Energizer's disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

1.  Documents  filed  with  this  report:

a. Financial statements previously incorporated by reference under Item 8 herein.

    -Report  of  Independent  Accountants.
    -Consolidated Statement of Earnings--for years ended September 30, 2002,
     2001 and 2000.
    -Consolidated Balance Sheet -- at September 30, 2002 and 2001. -Consolidated Statement of Cash Flows -- for years ended September 30, 2002,
     2001, and 2000.
    -Consolidated Statement of Shareholders Equity--at September 30, 2002, 2001
     and 2000.
    -Notes to Financial Statements.

b.  Reports on Form 8-K.

    No Current Reports on Form 8-K were filed by the Company during its fourth fiscal quarter ending September 30, 2002.

c.  Exhibits Required by Item 601 of Regulation  S-K

(i) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

     2       Agreement  and  Plan  of  Reorganization
     3(i)    Articles  of  Incorporation  of  Energizer  Holdings,  Inc.
     3(ii)   By-Laws  of  Energizer  Holdings,  Inc.
     4       Rights Agreement between Energizer Holdings, Inc. and Continental
             Stock Transfer  &  Trust  Company,  as  Rights  Agent
     10(i)   Debt Assignment, Assumption and Release Agreement by and among
             Ralston Purina Co., Energizer Holdings, Inc. and Bank  One,  N.A.
     10(ii)  364-Day Credit Agreement between Ralston Purina Company and Bank
             One, N.A.
     10(iii) 5-Year Revolving Credit Agreement between Ralston Purina Company and Bank One, N.A.
     10(iv)  Energizer Holdings, Inc. Private Placement Note Purchase Agreement
     10(v)   Asset Securitization Receivable Purchase Agreement between
             Energizer Holdings, Inc., Falcon Asset Securitization Corporation
             and Bank One, N.A.
     10(vi)  Bridge Loan  Agreement  No.  1
     10(vii) Bridge Loan  Agreement  No.  2
     10(viii)Tax  Sharing  Agreement
     10(ix)  Bridging  Agreement
     10(x)   Intellectual  Property  Agreement
     10(xi)  Energizer  Holdings,  Inc.  Incentive  Stock  Plan*
     10(xii) Form of Indemnification Agreements with Executive Officers and
             Directors  *
     10(xiii)Executive Savings Investment  Plan*
     10(xiv) Executive Health Insurance  Plan*
     10(xv)  Executive Long Term Disability  Plan*
     10(xvi) Financial Planning Plan*
     10(xvii)Executive Group Personal Excess Liability Insurance Plan* 10(xviii)Executive Retiree Life Plan*
    10(xix)  Supplemental  Executive  Retirement  Plan*

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

      10(i) Form of Non-Qualified Stock Option dated November 20, 2000* 10(ii) Form of 2000 Restricted Stock Equivalent Agreement dated
             November  20,  2000*

(v) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer's Annual Report on Form 10K for the Year Ended September 30, 2001.

      10(i) Amended Change of Control Employment Agreement dated November 19, 2001*
      10(ii) Revised Negotiated Employment Agreement and General Release* 10(iii) Form of Energizer Holdings, Inc. Deferred Compensation Plan 2001
             Election  Form*
      10(iv) Form of Acknowledgement for Deferral of Fiscal Year 2001 Incentive
             Plan Bonus*

(vi) The following exhibit (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer's Quarterly Report on Form 10Q for the Quarter Ended March 31, 2002.

      10(i) Negotiated Employment Agreement and General Release with former executive officer*

(vii) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.


      10(i)   Form of  Non-Qualified Stock Option dated September  23,  2002*
      10(ii) Form of Non-Qualified Stock Option dated September 23, 2002* 10(iii) Form of 2000 Restricted Stock Equivalent Award Agreement dated
              September 23, 2002*
      10(iv)  Form of Indemnification Agreement dated October  15,  2002*
      10(v)   Form of Energizer Holdings, Inc. Deferred Compensation Plan 2002
              Election  Form*
      10(vi)  Form of Acknowledgement for Deferral of Fiscal Year 2002 Incentive
              Plan  Bonus*
      13      Pages 10 to 44 of the Energizer Holdings, Inc. 2002 Annual Report,
              which are incorporated herein by reference, are filed herewith
      21      Subsidiaries of Registrant
      23      Consent of Independent Accountants
      99.1    Certification of Chief Executive Officer
      99.2    Certification of Executive Vice President and Chief Financial
              Officer

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

                                      ENERGIZER  HOLDINGS,  INC.


                                      By/s/ J. Patrick Mulcahy
                                         J.  Patrick  Mulcahy
                                        Chief  Executive  Officer


Date:     December  13,  2002


SIGNATURE     TITLE
---------     -----


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


/s/  F. Sheridan Garrison
---------------------------
F. Sheridan Garrison
Director


/s/  R. David Hoover
----------------------
R. David Hoover
Director


/s/  H. Fisk Johnson
----------------------
H. Fisk Johnson
Director


/s/  Richard A. Liddy
-----------------------
Richard A. Liddy
Director


/s/  W. Patrick McGinnis
------------------------
W. Patrick McGinnis
Director

/s/  Joe R. Micheletto
------------------------
Joe R. Micheletto
Director


/s/ Pamela M. Nicholson
------------------------
Pamela M. Nicholson
Director

 CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
---------------------------------------------
I,  J.  Patrick  Mulcahy,  certify  that:
1.  I have reviewed this annual report on Form 10-K of Energizer Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  December  13,  2002

/s/  J.  Patrick  Mulcahy
-------------------------
J.  Patrick  Mulcahy
Chief  Executive  Officer


CERTIFICATION  OF  EXECUTIVE  VICE  PRESIDENT  AND  CHIEF  FINANCIAL  OFFICER
-----------------------------------------------------------------------------
I,  Daniel  Sescleifer,  certify  that:
1.  I have reviewed this annual report on Form 10-K of Energizer Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  13,  2002

/s/  Daniel  J.  Sescleifer
---------------------------
Daniel  J.  Sescleifer
Executive Vice President and Chief Financial Officer