Form 10-Q
period 2002-12-31
ENERGIZER HOLDINGS INC
filed 2003-02-11
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 2002

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

                         YES:   X     NO:  _____
                              ---
Registrant  is  an  accelerated  filer (as defined in Rule 12b-2 of the Exchange
Act).

                         YES:   X     NO:  _____
                              ---

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 31, 2003:

                                 87,483,543
                          ----------------------------


PART  I  -     FINANCIAL  INFORMATION


                            ENERGIZER HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS--UNAUDITED)

                                        QUARTER ENDED DECEMBER 31,
                                            2002          2001
                                            ----          ----

Net sales . . . . . . . . . . . . . . . . .  $572.4      $567.7

Cost of products sold . . . . . . . . . . .   307.7       305.0
Selling, general and administrative expense    75.6        81.4
Advertising and promotion expense . . . . .    47.2        46.0
Research and development expense. . . . . .     8.8         9.2
Provisions for restructuring. . . . . . . .       -         1.4
Intellectual property rights income . . . .    (6.0)          -
Interest expense. . . . . . . . . . . . . .     4.4         6.2
Other financing items, net. . . . . . . . .    (0.3)        1.3
                                             -------     -------

Earnings before income taxes. . . . . . . .   135.0       117.2

Income taxes. . . . . . . . . . . . . . . .   (48.6)      (46.8)
                                             -------     -------

Net earnings. . . . . . . . . . . . . . . .  $ 86.4      $ 70.4
                                             =======     =======


Basic earnings per share. . . . . . . . . .  $ 0.98      $ 0.77
Diluted earnings per share. . . . . . . . .  $ 0.95      $ 0.76

   See accompanying Notes to Condensed Financial Statements


                                   ENERGIZER HOLDINGS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                         (CONDENSED)
                               (DOLLARS IN MILLIONS--UNAUDITED)

                                                          DECEMBER 31,  SEPTEMBER 30, DECEMBER 31,
                                                              2002          2002          2001
                                                               ----          ----          ----
ASSETS

Current  assets
   Cash and cash equivalents                                  $  134.0   $   33.9      $  50.6
   Trade receivables, less allowance for doubtful
       accounts of $7.3, $6.9 and $11.3, respectively            271.3      189.0        256.6
   Inventories
      Raw materials and supplies                                  44.0       44.5         44.3
      Work in process                                             76.8       98.6         76.1
      Finished products                                          175.6      215.9        180.8
                                                              ---------  ---------    ---------
      Total Inventory                                            296.4      359.0        301.2
   Other current assets                                          335.7      306.0        276.5
                                                              ---------  ---------    ---------
      Total current assets                                     1,037.4      887.9        884.9
                                                              ---------  ---------    ---------

Property at cost                                               1,051.5    1,040.3      1,027.2
Accumulated depreciation                                         601.8      584.6        562.8
                                                              ---------  ---------    ---------
                                                                 449.7      455.7        464.4

Other assets                                                     251.2      244.5        239.2
                                                              ---------  ---------    ---------
          Total                                               $1,738.3   $1,588.1     $1,588.5
                                                              =========  =========    =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
   Current maturities of long-term debt                       $   15.0   $   15.0      $     -
   Notes payable                                                  75.7       94.6        144.1
   Accounts payable                                               90.2      119.4         81.6
   Other current liabilities                                     418.7      305.6        353.7
                                                              ---------  ---------    ---------
   Total current liabilities                                     599.6      534.6        579.4

Long-term debt                                                   160.0      160.0        175.0

Other liabilities                                                201.7      188.7        170.4

Shareholders equity

   Common stock                                                    1.0        1.0          1.0
   Additional paid in capital                                    790.6      789.8        784.2
   Retained earnings                                             288.3      202.4         87.8
   Treasury stock                                               (192.1)    (176.0)       (85.9)
   Accumulated other comprehensive loss                         (110.8)    (112.4)      (123.4)
                                                              ---------  ---------    ---------
      Total shareholders equity                                  777.0      704.8        663.7
                                                              ---------  ---------    ---------
      Total                                                   $1,738.3   $1,588.1     $1,588.5
                                                              =========  =========    =========

                   See accompanying Notes to Condensed Financial Statements



                            ENERGIZER HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS - UNAUDITED)


                                                      QUARTER ENDED DECEMBER 31,
                                                          2002          2001
                                                          ----          ----
CASH  FLOW  FROM  OPERATIONS

   Net earnings. . . . . . . . . . . . . . . . . . . . .  $ 86.4      $ 70.4
   Non-cash items included in income . . . . . . . . . .    17.7        17.0
   Sale of accounts receivable, net. . . . . . . . . . .       -       (36.2)
   Changes in assets and liabilities used in operations.    40.7         2.2
   Other, net. . . . . . . . . . . . . . . . . . . . . .    (1.6)        2.3
                                                          -------     -------
      Net cash flow from operations. . . . . . . . . . .   143.2        55.7

CASH FLOW FROM INVESTING ACTIVITIES
   Property additions. . . . . . . . . . . . . . . . . .    (5.9)       (9.2)
   Proceeds from sale of property. . . . . . . . . . . .     0.5         0.6
   Other, net. . . . . . . . . . . . . . . . . . . . . .       -         0.7
                                                          -------     -------
      Net cash used by investing activities. . . . . . .    (5.4)       (7.9)

CASH FLOW FROM FINANCING ACTIVITIES
   Principal payments on long-term debt (including
      current maturities). . . . . . . . . . . . . . . .       -       (50.0)
   Net increase/(decrease) in notes payable. . . . . . .   (22.5)       36.2
   Treasury stock purchases. . . . . . . . . . . . . . .   (18.0)       (6.3)
   Proceeds from issuance of common stock. . . . . . . .     1.9         0.1
                                                          -------     -------
      Net cash used by financing activities. . . . . . .   (38.6)      (20.0)
                                                          -------     -------

Effect of exchange rate changes on cash. . . . . . . . .     0.9        (0.2)
                                                          -------     -------

Net increase in cash and cash equivalents. . . . . . . .   100.1        27.6

Cash and cash equivalents, beginning of period . . . . .    33.9        23.0
                                                          -------     -------
Cash and cash equivalents, end of period . . . . . . . .  $134.0      $ 50.6
                                                          =======     =======


            See accompanying Notes to Condensed Financial Statements

                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                        (DOLLARS IN MILLIONS - UNAUDITED)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (Energizer) for the year ended September 30, 2002.

NOTE 2 - Energizer operations are managed via four geographic segments. Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Segment performance is evaluated based on operating profit, exclusive of general corporate expenses, research and development expenses, and restructuring and related charges. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.



                          FOR THE QUARTER ENDED DECEMBER 31,
                          ----------------------------------
                                     2002          2001
                                     ----          ----

NET SALES
     North America . . . . . .     $351.4          $351.9
     Asia Pacific. . . . . . .       86.6            83.0
     Europe. . . . . . . . . .      101.3            95.1
     South & Central America .       33.1            37.7
                                   ------          ------
        Total Net Sales            $572.4          $567.7
                                   ======          ======



                                                 FOR THE QUARTER ENDED DECEMBER 31,
                                                 ----------------------------------
                                                             2002     2001
                                                           -------  -------
PROFITABILITY
     North America. . . . . . . . . . . . . . . . . . . .  $112.9   $117.7
     Asia Pacific . . . . . . . . . . . . . . . . . . . .    21.6     21.6
     Europe . . . . . . . . . . . . . . . . . . . . . . .    15.6      8.2
     South and Central America. . . . . . . . . . . . . .     3.6      5.6
                                                           -------  -------
        TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .  $153.7   $153.1

     General corporate and other expenses . . . . . . . .   (11.8)   (15.2)
     Research and development expense . . . . . . . . . .    (8.8)    (9.2)
                                                           -------  -------
        Operating profit before interest, financing items
         and unusual items. . . . . . . . . . . . . . . .   133.1    128.7
     Intellectual property rights income. . . . . . . . .     6.0        -
     Provisions for restructuring and other related costs       -     (4.0)
     Interest and other financial items . . . . . . . . .    (4.1)    (7.5)
                                                           -------  -------
        Total earnings before income taxes. . . . . . . .  $135.0   $117.2
                                                           =======  =======




                               FOR THE QUARTER ENDED DECEMBER 31,
                               ----------------------------------
                                    2002            2001
                                   ------          ------
NET SALES BY PRODUCT LINE
   Alkaline Batteries . .          $410.4          $420.6
   Carbon Zinc Batteries.            66.3            66.6
   Lighting Products. . .            35.5            32.2
   Miniature Batteries. .            18.7            16.6
   Other. . . . . . . . .            41.5            31.7
                                    ------         ------
          Total Net Sales          $572.4          $567.7
                                   ======          ======


NOTE 3 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2002, and 2001, respectively.




                                                          Quarter Ended
                                                           December 31,
                                                           ------------
                                                            2002   2001
                                                            ----   ----
Numerator:
    Net earnings for basic and dilutive earnings per share  $86.4  $70.4

Denominator:
    Weighted-average shares for basic earnings per share .   88.5   91.7

    Effect of dilutive securities:
          Stock options. . . . . . . . . . . . . . . . . .    1.9    0.1
          Restricted stock equivalents . . . . . . . . . .    0.6    0.6
                                                            -----  -----
            Total dilutive securities. . . . . . . . . . .    2.5    0.7
                                                            -----  -----

   Weighted-average shares for diluted earnings per share.   91.0   92.4
                                                            =====  =====

Basic earnings per share . . . . . . . . . . . . . . . . .  $0.98  $0.77

Diluted earnings per share . . . . . . . . . . . . . . . .  $0.95  $0.76



NOTE 4 - Energizer applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its stock-based compensation. Charges to net earnings for stock-based compensation under APB 25 were $.6 for each of the quarters ended December 31, 2002 and 2001. Had cost for stock-based compensation been determined based on the fair value method set forth under SFAS 123, charges to net earnings would have been an additional $1.5 and $2.3 for the quarters ended December 31, 2002 and 2001, respectively. Pro forma amounts shown below are for disclosure purposes only and may not be representative of future calculations.



                                    December 31, 2002   December 31, 2001
                                    ------------------  ------------------
Net earnings/(loss):
    As reported. . . . . . . . .      .  $  86.4           $  70.4
    Pro forma. . . . . . . . . . .       $  84.9           $  68.1

Basic earnings/(loss) per share:
    As reported. . . . . . . . . .       $  0.98           $  0.77
    Pro forma. . . . . . . . . . .       $  0.96           $  0.74

Diluted earnings/(loss) per share:
    As reported. . . . . . . . . .       $  0.95           $  0.76
    Pro forma. . . . . . . . . . .       $  0.93           $  0.74


NOTE  5  -  In  the quarter ended December 31, 2002 Energizer recorded income of
$6.0 pre-tax, or $3.7 after-tax, related to the licensing of intellectual property rights.

NOTE 6 - As part of restructuring plans announced in the fourth quarter of fiscal 2001, Energizer ceased production and terminated substantially all of its employees at its Mexican carbon zinc production facility in the quarter ended December 31, 2001. Energizer also continued execution of other previously announced restructuring actions. Energizer recorded provisions for restructuring of $1.4 pre-tax, as well as related costs for accelerated deprecation and inventory obsolescence of $2.6 pre-tax, which was recorded in cost of products sold in the first quarter of fiscal 2002. Total provisions for restructuring and related costs were $4.0 pre-tax, or $2.9 after-tax, in the first quarter ended December 31, 2001. As of December 31, 2002, all activities associated with 2001 restructuring plans had been completed, except for the disposition of certain assets held for disposal.

As of December 31, 2002, 19 of a total of 64 employees have been terminated in connection with the 2002 Plan, with 9 terminated in the current quarter.

Activities impacting the restructuring reserve during the quarter ended December 31, 2002, which are recorded in other current liabilities on the Consolidated Balance Sheet are presented in the following table:


                      Beginning                         Ending
                      Balance   Provision   Activity    Balance
                      --------  ----------  ----------  --------
Termination benefits  $    6.3  $     -    $    (1.4)  $    4.9
Other cash costs . .       1.0        -         (0.4)       0.6
                      --------  ----------  ----------  --------
Total. . . . . . . .  $    7.3  $     -    $    (1.8)  $    5.5
                      ========  ==========  ==========  ========

NOTE 7 - The components of total comprehensive income for the quarter ended December 31, 2002 and 2001, respectively, are shown in the following table:



                                           For the quarter ended December 31,
                                                       2002    2001
                                                      ------  ------
Net earnings . . . . . . . . . . . . . . . . . . . . .$86.4   $70.4
Other comprehensive income items:
- Foreign currency translation adjustments . . . . .    7.5    (7.7)
- Minimum pension liability adjustment,
   net of taxes of $1.8 in fiscal 2003 and
   $.3 in fiscal 2002                                  (5.9)   (0.3)
                                                      ------  ------
Total comprehensive income . . . . . . . . . . . . .  $88.0   $62.4
                                                      ======  ======


NOTE 8 - Energizer participates in an ongoing Asset Securitization Program (Program) which results in attractive short-term rates and provides financing diversification. Under the structure of the Program, Energizer sells substantially all of its U.S. accounts receivable to its wholly owned, bankruptcy remote subsidiary, Energizer Receivables Funding Corporation (EFRC). ERFC then sells such accounts receivables to an outside party for a fraction of face value and retains a subordinated interest for the remaining value, less the financing cost.

Under accounting rules prescribed by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", ERFC meets the definition of a Special Purpose Entity (SPE) and the sales of accounts receivable from Energizer to ERFC must be recorded as an "off balance sheet" sales transaction. As a result of such accounting, ERFC's retained interest in accounts receivable is classified in Other Current Assets on the Consolidated Balance Sheet (see Note 10). The following table details the balances related to the Program:



                                                      December 31, 2002   September 30, 2002   December 31, 2001
                                                      ------------------  -------------------  ------------------

Total outstanding accounts receivable sold to SPE. . .  $    195.8          $    164.6           $    221.9

Cash received by SPE from sale of receivables to
a third party                                                 -                    -                   50.0

Subordinated retained interest . . . . . . . .               195.8               164.6                171.9

Energizer's investment in SPE. . . . . . . . .               195.8               164.6                171.9


If the Program was structured as a borrowing secured by accounts receivable rather than sales of accounts receivable, Energizer's balance sheet would reflect additional accounts receivable, notes payable and lower other current assets as follows:



                                December 31, 2002   September 30, 2002   December 31, 2001
                                ------------------  -------------------  ------------------

Additional accounts receivable     $   195.8            $   164.6            $   221.9

Additional notes payable . . .             -                    -                 50.0

Lower other current assets . .         195.8                164.6                171.9

NOTE 9- Energizer has certain guarantees that are required to be disclosed under FASB Interpretation No. 45. Energizer has arranged for letters of credit to be supplied by financial institutions to meet regulatory requirements for certain workers compensation and environmental obligations. Total letters of credit posted were $1.7 million at December 31, 2002 and such letters expire annually, however will likely be renewed upon expiration in support of Energizer's ongoing operations.

Energizer guaranteed loans for certain common stock purchases made by certain executive officers and other key executives of Energizer. With respect to the executive officers, these guarantees were amended in June of 2002 to apply only to the outstanding loan balances as of June 30, 2002. The aggregate loan balances guaranteed total approximately $2.4. The maximum term of each individual loan guarantee is 3 years, and Energizer may offset any losses it may incur under an individual loan guarantee against any amounts owed by it to the individual officer or executive.

Energizer also has certain guarantees for the purchase of goods used in the production of its product with terms ranging from 4 to 8 years with a maximum amount of potential future payments of approximately $2.5.

NOTE  10-  Other  Current  Assets  consist  of  the  following:



                              December 31, 2002   September 30, 2002   December 31, 2001
                              ------------------  -------------------  ------------------
Investment in SPE. . . . . .  $            195.8  $             164.6  $            171.9
Miscellaneous receivables. .                22.2                 21.3                24.4
Deferred income tax benefits                58.3                 56.6                44.8
Prepaid expenses . . . . . .                59.4                 63.5                35.0
Other current assets . . . .                   -                    -                 0.4
                              ------------------  -------------------  ------------------
                              $            335.7  $             306.0  $            276.5
                              ==================  ===================  ==================

NOTE  11-  Other  Assets  consist  of  the  following:



                                   December 31, 2002   September 30, 2002   December 31, 2001
                                   ------------------  -------------------  ------------------
Goodwill. . . . . . . . . . . . .  $             37.6  $              37.4  $             37.5
Other intangible assets . . . . .                74.6                 73.9                73.0
Pension asset . . . . . . . . . .               119.4                117.9               108.9
Other assets and deferred charges                19.6                 15.3                19.8
                                   ------------------  -------------------  ------------------
                                   $            251.2  $             244.5  $            239.2
                                   ==================  ===================  ==================

NOTE  12-  Other  Liabilities  consist  of  the  following:



                                   December 31, 2002   September 30, 2002   December 31, 2001
                                   ------------------  -------------------  ------------------
Postretirement benefits liability  $             90.5  $              90.3  $             92.0
Other non-current liabilities . .               111.2                 98.4                78.4
                                   ------------------  -------------------  ------------------
                                   $            201.7  $             188.7  $            170.4
                                   ==================  ===================  ==================


NOTE 13- In May 2002, Energizer's Board of Directors approved a plan authorizing the repurchase of up to 5 million shares of Energizer's common stock. 643,200 shares were purchased in the current quarter. Additionally, as of the date of this filing, 558,100 shares had been purchased following the quarter end and 3,799,000 shares remain available under the current repurchase authorization.

NOTE 14- On January 20, 2003, Energizer reached a definitive agreement to purchase Schick-Wilkinson Sword from Pfizer, Inc. for $930.0. Energizer expects to close the acquisition in the first half of calendar 2003. Energizer has arranged for a $550.0, 364-day bridge loan which, together with currently existing available credit facilities and cash, will be used to fund the acquisition. Energizer intends to refinance the bridge loan, as well as a $225.0 short-term debt facility into longer term financing.

NOTE  15-The  Financial  Accounting  Standards Board (FASB) issued SFAS No. 143,
"Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Energizer adopted SFAS 143 as of the current quarter, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. Energizer adopted SFAS 144 as of the current quarter, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Energizer adopted SFAS 145 as of the current quarter, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. Energizer adopted SFAS 146 as of the current quarter, which did not have a material effect on its financial statements, but it may change the period in which future restructuring provisions are recorded.

The  FASB  issued  SFAS  No.  148,  "Accounting  for  Stock-Based Compensation -
Transition and Disclosure, an amendment of FAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. Energizer applies ABP 25 at this time and has early adopted the disclosure provisions of this statement in the current quarter, as found in Note 4 above.

The FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the disclosures about certain guarantees to be made by a guarantor in its interim and annual financial statements. Also, FIN 45 clarifies that a guarantor is required to recognized, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, but does not prescribe a specific approach for subsequently measuring the liability over its life. Recognition provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements ending after December 15, 2002. Energizer adopted FIN 45 as the current quarter, as found in Note 9 above, which did not have a material effect on its financial statements.


                            ENERGIZER HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
                              (DOLLARS IN MILLIONS)


HIGHLIGHTS  /  OPERATING  RESULTS
     Net earnings for the three months ended December 31, 2002 were $86.4, or $.98 per basic share and $.95 per diluted share compared to $70.4, or $.77 per basic share and $.76 per diluted share for the same quarter last year. The current quarter includes intellectual property rights income of $3.7 after-taxes, or $.04 per share. Included in the prior quarter earnings are restructuring provisions and related costs of $2.9 after taxes, or $.03 per share.

     Net sales for the quarter ended December 31, 2002 increased $4.7, or 1%, as increases in Europe and Asia were partially offset by declines in South and Central America. See the following section for comments on sales changes by segment.

     Gross margin for the quarter ended December 31, 2002 increased $2.0, or 1% as improvements in Europe, partially offset by declines in South and Central America and North America. Gross margin percentage was 46.2% for the current quarter compared to 46.3% in the first quarter last year. Energizer undertook restructuring actions in the fourth quarter of fiscal 2001 which, combined with favorable material costs and capacity utilization, resulted in substantial product cost savings over the last five quarters. As of December 31, 2002, Energizer has recognized the full product cost benefit of restructuring actions. Future product cost rate improvements will depend upon increasing plant utilization or identifying additional material or other cost savings.

     Selling, general and administrative expenses decreased $5.8, or 7% in the quarter ended December 31, 2002, mainly due to declines in general corporate expenses. Selling, general and administrative expenses as a percent of sales were 13.2% in the current quarter compared to 14.3% in the same period a year ago.

     Advertising and promotion expense increased $1.2, or 3% in the quarter ended December 31, 2002, primarily in North America. Advertising and promotion as a percent of sales was 8.2% in the current quarter compared to 8.1% in the same period a year ago.


SEGMENT  RESULTS
     Energizer Holdings, Inc. (Energizer) operations are managed via four geographic segments. Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Energizer's operations are managed via four major geographic areas - North America (the United States, Canada and Caribbean), Asia Pacific, Europe and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information, as included in the tables in Note 2 to the Condensed Financial Statements for the quarters ended December 31, 2002 and 2001.

North  America
     Net sales for North America were $351.4 for the quarter ended December 31, 2002, down slightly compared to the same quarter last year as lower alkaline volume was nearly offset by increases in other products. Alkaline unit volume for the quarter declined 5% while photo lithium units increased 49% and other product lines increased at lesser rates.

     In the U.S., retail alkaline category unit sales grew an estimated 2% compared to the same quarter last year, while category value sales declined 4%, reflecting continued promotional discounting by retailers. Consumption of Energizer's alkaline products decreased an estimated 2% in units and 8% in value. Energizer estimates its share of the alkaline battery market at approximately 31% for the quarter, a loss of approximately one share point compared to the same quarter last year. Energizer believes that retail inventory levels at December 31, 2002, were generally at seasonally normal levels.


     Gross margin for the quarter declined $2.6 as the impact of lower alkaline volume was partially offset by other products' margin contribution and lower product costs. Segment profit declined $4.8 on lower gross margin and higher advertising and promotion expense.

Asia  Pacific
     Net sales for Asia Pacific were $86.6 for the quarter ended December 31, 2002, an increase of $3.6, or 4% due to higher volume and favorable currency translation rates, partially offset by unfavorable pricing and product mix. Alkaline volume to retail channels increased 6% while carbon zinc volume declined 2%.

     Segment profit was flat for the quarter as unfavorable pricing and product mix was offset by higher volume, lower overhead spending and favorable currency impacts.


Europe
     Net sales for Europe were $101.3 for the quarter ended December 31, 2002, an increase of $6.2, or 7%. Favorable currency impacts of $8.2 and improved pricing and product mix were partially offset by lower carbon zinc unit volume.

     Segment results improved $7.4 for the current quarter, primarily on favorable currency impacts of $4.1 and higher prices.

South  and  Central  America

     Net sales for South and Central America for the quarter ended December 31, 2002 were $33.1, a decrease of $4.6, or 12% on unfavorable currency impacts of $11.3, partially offset by pricing actions.

     Segment profit decreased $2.0, or 36% for the quarter due to lower volumes in higher margin markets, while unfavorable currency impacts were offset by higher prices.

OTHER  COSTS  AND  EXPENSES

General  Corporate  and  Other  Expenses
     Corporate and other expenses decreased $3.4 to $11.8 for the quarter ended December 31, 2002 reflecting lower compensation costs related to incentive plans and stock price, partially offset by lower pension income.

Research  and  Development  Expenses
     Research and development expenses decreased $0.4, or 4% for the quarter ended December 31, 2002, representing 1.5% and 1.6% of sales for the current and prior year quarters, respectively.

Restructuring  Activity
     As part of the restructuring plans announced in the fourth quarter of fiscal 2001, Energizer recorded provisions for restructuring of $1.4 before taxes, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6 before taxes in the quarter ended December 31, 2001, which were reflected in cost of products sold.

     Activities impacting the restructuring reserve during the quarter ended December 31, 2002 are presented in Note 6 to the Condensed Financial Statements.

Intellectual  Property  Rights  Income
     In the quarter ended December 31, 2002 Energizer recorded income of $6.0 pre-tax, or $3.7 after-tax, related to the licensing of intellectual property rights.

Interest  Expense  and  Other  Financing  Costs
     Interest expense decreased $1.8 for the quarter ended December 31, 2002, reflecting lower average borrowings. Other financing costs declined $1.6 for the quarter on lower exchange losses and lower discounts on the sale of accounts receivable under a financing arrangement.

Income  Taxes
     Income taxes, which include federal, state and foreign taxes, were 36% for the quarter ended December 31, 2002, compared to a tax rate of 39.9% for the same period last year. The improvement in the tax rate is primarily due to improved foreign operating results.


FINANCIAL  CONDITION
     Cash flow from operations was $143.2 for the quarter ended December 31, 2002 compared to $55.7 of cash flow from operations for the same period in fiscal 2002. The increase in cash flow from operations was primarily due to changes in working capital items, and higher cash earnings. Capital expenditures totaled $5.9 and $9.2 for the quarter ended December 31, 2002 and 2001, respectively. Energizer purchased 643,200 shares of treasury stock in the quarter ended December 31, 2002 for $18.0. In addition, Energizer purchased 558,100 for $16.2 in January 2003.

     Working capital was $437.8 at December 31, 2002 compared to $353.3 at September 30, 2002 due to higher cash balances and seasonal increases. The increase compared to working capital of $305.5 at December 31, 2001, primarily reflected increased cash and lower short-term borrowings. Energizer's total debt decreased from $319.1 at December 31, 2001 to $269.6 at September 30, 2002 to $250.7 at December 31, 2002 as some of the excess cash generated from operations was used to pay down debt.

     On January 20, 2003, Energizer reached a definitive agreement to purchase Schick-Wilkinson Sword (SWS) from Pfizer, Inc. for $930.0. It is expected the acquisition will close in the first half of calendar 2003. Energizer has arranged for a $550.0, 364-day bridge loan which, together with currently existing available credit facilities and cash, will be used to fund the acquisition. Because anticipated cash flows over the next year will be insufficient to repay the new 364 day facility when due, Energizer will be required to refinance the bridge loan into longer term financing, or else risk default on the bridge loan and consequent cross defaults on other borrowing facilities. Energizer anticipates that it will be able to obtain such refinancing and refinance at reasonable interest rates. However, Energizer cannot guarantee that refinancing will be achieved at rates it currently expects if unfavorable general economic or Energizer specific factors occur prior to commitments for refinancing.

     Energizer's borrowing facilities require it to maintain a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of no more than 3.0 to 1.0. As of December 31, 2002, such ratio is 0.7 to 1.0. Energizer anticipates that immediately following the SWS acquisition, the ratio will be approximately 2.3 to 1.0. Thereafter, this ratio will vary based on actual earnings levels and operating cash generation and needs. This ratio could increase if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, which could result in a breach of the ratio covenant and consequent default on its existing facilities.

     Assuming successful refinancing of the financing facilities discussed above, Energizer believes that following the acquisition, cash flows from operating activities and periodic borrowings under available credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, and that it will be able to maintain all of it's borrowing covenants, including the debt to EBITDA ratio, although no guarantee can be given in this regard.

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

     The terms of the agreements governing this facility qualify trade receivables sale transactions for "sale treatment" under generally accepted accounting principles. As such, Energizer is required to account for the SPE's transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit's net investment as short-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," Energizer's balance sheet would reflect additional accounts receivable and short-term debt and lower other current assets. See further discussion in Note 8.


RECENTLY  ISSUED  ACCOUNTING  STANDARDS
     See  discussion  in  Note  15  to  the  Condensed  Financial  Statements.

FORWARD-LOOKING  STATEMENTS
     Statements in this document that are not historical, particularly statements regarding Energizer's ability to refinance existing debt at reasonable interest rates, Energizer's compliance with debt covenants regarding its debt to EBITDA ratio, and its continuing ability to meet liquidity requirements may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. In the event that interest rates rise significantly in the near term, Energizer may not be able to refinance its existing debt at reasonable rates. Its ability to refinance, as well as the interest rate(s) it can obtain, may be negatively impacted by political events or general economic decline, by currently unanticipated declines in Energizer's cash flows or liquidity, or by other events with significant negative impact on its operating results, including retailer decisions on inventory levels, the success of cost-containment efforts, unforeseen increases or decreases in Energizer's cost structures, competitive pressure, adverse governmental regulation and currency rates. Inability to refinance Energizer's new 364-day bridge loan could, if cash flows over the next year are insufficient for debt service and repayment, cause a default on such loan and consequent cross-default on Energizer's other debt facilities.
Energizer's debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer's operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer's ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, its Annual Report on Form 10-K for the Year ended September 30, 2002, and its Current Reports on Form 8-K dated April 25, 2000, January 21, 2003 and January 27, 2003.

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     Energizer's primary market risk exposures relate to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and stock price. As of December 31, 2002, there have been no material changes in such risk exposures, or in the manner in which those risks are managed, from that described in Energizer's Annual Report on Form 10K for the year ended September 30, 2002.

Item  4.     Controls  and  Procedures.

     J. Patrick Mulcahy, Energizer's Chief Executive Officer, and Daniel J. Sescleifer, its Executive Vice President and Chief Financial Officer, evaluated Energizer's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

     On January 27, 2003, the Board of Directors of Energizer amended the Bylaws of Energizer to provide that the Board of Directors shall consist of at least six, and not more than fifteen, members, as fixed by resolution of the Board adopted from time to time. Prior to the amendment, the Bylaws had provided that the Board would consist of at least six, and not more than ten, members, as fixed by Board resolution adopted from time to time.

Item  4  --  Submission  of  Matter  to  a  Vote  of  Security  Holders

     Energizer held its Annual Meeting of Shareholders on January 27, 2003, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2006, and one director to serve a one-year term ending at the Annual Meeting held in 2004 (in order to equalize the number of directors in each class).

     The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

                                     VOTES          VOTES
                                      FOR         WITHHELD

           H. Fisk Johnson         65,979,294     14,867,450
           William P. Stiritz      71,389,236      9,457,508
           J. Patrick Mulcahy      71,867,855      8,978,889
           Pamela M. Nicholson     71,764,229      9,082,515
           W. Patrick McGinnis     71,655,445      9,191,299


Notwithstanding the above election results, immediately prior to the Annual Meeting of Shareholders held on January 27, 2003, H. Fisk Johnson verbally tendered his resignation from the Board of Directors of Energizer, and therefor will not commence the term for which he was elected.v

Item  5-Other  Information

     On January 27, 2003, Energizer issued a press release announcing that its Board of Directors, at a meeting on that date, appointed John Roberts as a member of the Board, to serve until the 2004 Annual Meeting of Shareholders. Mr. Roberts retired in 1998, after 35 years of service, from Arthur Andersen LLP, at which time he was serving as managing partner of the Mid-South Region. He currently serves on the Board of Directors of Union Planters Corporation and Accurate Communications Corporation, and is also Executive Director of Civic Progress, a civic organization of business and political leaders in St. Louis.

Item  6-Exhibits  and  Reports  on  Form  8-K

(a) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

3(ii)     By-Laws  of  Energizer  Holdings,  Inc.,  as  amended January 27, 2003
10(i)     Form  of  Non-Qualified  Stock  Option  dated  January  27,  2003*
10(iii) Form of 2000 Restricted Stock Equivalent Award Agreement dated January 27, 2003*
10(iv)    Form  of  Indemnification  Agreement  dated  January  27,  2003*
10(v) Form of Employment Agreement and General Release with corporate officer*
10(vi) Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc.
10(vii) 364-Day Bridge Term Loan Credit Agreement among Energizer Holdings, Inc., various lenders, Bank One, N.A. as Administrative Agent, and Bank of America, N.A. as Syndication Agent.
99.1      Certification  of  Chief  Executive  Officer
99.2      Certification of Executive Vice President and Chief Financial Officer

*Denotes  a  management  contract  or  compensatory  plan  or  arrangement.

(b) On December 20, 2002, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to earnings guidance for the first quarter of fiscal 2003.
     On January 21, 2003, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to its agreement to acquire the Schick-Wilkinson Sword business of Pfizer, Inc.
     On January 27, 2003, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to its actual earnings for the first quarter of fiscal 2003.

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

                                ENERGIZER  HOLDINGS,  INC.
                                -----------------------------------------
                                Registrant



                                By:/s/ Daniel J. Sescleifer
                                   Daniel  J.  Sescleifer
                                   Executive  Vice  President  and
                                   Chief  Financial  Officer
Date:  February 11,  2003


CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
--------------------------------------------
I,  J.  Patrick  Mulcahy,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Energizer Holdings, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February  11,  2003

/s/ J. Patrick Mulcahy
J.  Patrick  Mulcahy
Chief  Executive  Officer


CERTIFICATION  OF  EXECUTIVE  VICE  PRESIDENT  AND  CHIEF  FINANCIAL  OFFICER
-----------------------------------------------------------------------------
I,  Daniel  Sescleifer,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of Energizer Holdings, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February  11,  2003

/s/ Daniel J. Sescleifer
--------------------------------
Daniel  J.  Sescleifer
Executive  Vice  President  and  Chief  Financial  Officer