Form 10-Q
period 2003-03-31
ENERGIZER HOLDINGS INC
filed 2003-05-15
CIK 1096752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003

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

                         YES:   X     NO:  _____
                              ---

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 9, 2003: 83,872,534.


PART  I  -     FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.
          ----------------------

                            ENERGIZER HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS--UNAUDITED)


                                               QUARTER ENDED      SIX MONTHS
                                                 MARCH 31,      ENDED MARCH 31,
                                               2003    2002     2003      2002
                                               ----    ----     ----      ----
Net sales . . . . . . . . . . . . . . . . .  $362.6   $339.7   $935.0   $907.4

Cost of products sold . . . . . . . . . . .   207.3    189.8    515.0    494.8
Selling, general and administrative expense    69.4     79.6    145.0    161.0
Advertising and promotion expense . . . . .    26.8     24.4     74.0     70.4
Research and development expense. . . . . .     9.3      9.1     18.1     18.3
Provisions for restructuring. . . . . . . .       -      4.5        -      5.9
Intellectual property rights income . . . .       -        -     (6.0)       -
Interest expense. . . . . . . . . . . . . .     4.7      5.3      9.1     11.5
Other financing items, net. . . . . . . . .    (0.8)     0.2     (1.1)     1.5
                                             -------  -------  -------  -------

Earnings before income taxes. . . . . . . .    45.9     26.8    180.9    144.0

Income taxes. . . . . . . . . . . . . . . .   (12.9)    (6.8)   (61.5)   (53.6)
                                             -------  -------  -------  -------

Net earnings. . . . . . . . . . . . . . . .  $ 33.0   $ 20.0   $119.4   $ 90.4
                                             =======  =======  =======  =======


Basic earnings per share. . . . . . . . . .  $ 0.38   $ 0.22   $ 1.36   $ 0.99
Diluted earnings per share. . . . . . . . .  $ 0.37   $ 0.21   $ 1.33   $ 0.98

            See accompanying Notes to Condensed Financial Statements


                               ENERGIZER HOLDINGS, INC.
                              CONSOLIDATED BALANCE SHEET
                                      (CONDENSED)
                           (DOLLARS IN MILLIONS--UNAUDITED)

                                                      MARCH 31, SEPTEMBER 30, MARCH 31,
                                                         2003        2002       2002
                                                         ----        ----       ----
ASSETS
Current  assets
    Cash and cash equivalents . . . . . . . . . . . .  $   34.1   $   33.9   $   34.6
    Trade receivables, less allowance for doubtful
       accounts of $12.8, $6.9 and $8.0, respectively     325.6      189.0      179.2
     Inventories
       Raw materials and supplies . . . . . . . . . . .    59.5       44.5       42.2
       Work in process . . . . . . . . . . . . . . . .    138.4       98.6      104.7
       Finished products. . . . . . . . . . . . . . .     322.7      215.9      173.0
                                                       ---------  ---------  ---------
       Total Inventory. . . . . . . . . . . . . . . .     520.6      359.0      319.9
     Other current assets . . . . . . . . . . . . . .     248.9      306.0      237.9
                                                       ---------  ---------  ---------
       Total current assets . . . . . . . . . . . . .   1,129.2      887.9      771.6
                                                       ---------  ---------  ---------

Property at cost. . . . . . . . . . . . . . . . . . .   1,313.4    1,040.3    1,032.3
Accumulated depreciation. . . . . . . . . . . . . . .    (613.3)    (584.6)    (570.6)
                                                       ---------  ---------  ---------
                                                          700.1      455.7      461.7

Other assets. . . . . . . . . . . . . . . . . . . . .     778.0      244.5      241.3
                                                       ---------  ---------  ---------
          Total . . . . . . . . . . . . . . . . . . .  $2,607.3   $1,588.1   $1,474.6
                                                       =========  =========  =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
    Current maturities of long-term debt. . . . . . .  $   15.0   $   15.0   $      -
    Notes payable . . . . . . . . . . . . . . . . . .     706.3       94.6       85.4
    Accounts payable. . . . . . . . . . . . . . . . .     160.9      119.4       88.9
    Other current liabilities . . . . . . . . . . . .     382.8      305.6      275.8
                                                       ---------  ---------  ---------
        Total current liabilities . . . . . . . . . .   1,265.0      534.6      450.1

Long-term debt. . . . . . . . . . . . . . . . . . . .     375.0      160.0      175.0

Other liabilities . . . . . . . . . . . . . . . . . .     268.4      188.7      171.9

Shareholders equity

    Common stock. . . . . . . . . . . . . . . . . . .       1.0        1.0        1.0
    Additional paid in capital. . . . . . . . . . . .     791.9      789.8      784.4
    Retained earnings . . . . . . . . . . . . . . . .     320.7      202.4      107.8
    Treasury stock. . . . . . . . . . . . . . . . . .    (303.1)    (176.0)     (86.8)
    Accumulated other comprehensive income. . . . . .    (111.6)    (112.4)    (128.8)
                                                       ---------  ---------  ---------
       Total shareholders equity. . . . . . . . . . .     698.9      704.8      677.6
                                                       ---------  ---------  ---------
            Total . . . . . . . . . . . . . . . . . .  $2,607.3   $1,588.1   $1,474.6
                                                       =========  =========  =========

               See accompanying Notes to Condensed Financial Statements



                            ENERGIZER HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONDENSED)
                        (DOLLARS IN MILLIONS - UNAUDITED)


                                                       SIX MONTHS ENDED MARCH 31,
                                                             2003     2002
                                                            ----      ----
CASH  FLOW  FROM  OPERATIONS
   Net earnings. . . . . . . . . . . . . . . . . . . . .  $ 119.4   $ 90.4
   Non-cash items included in income . . . . . . . . . .     34.5     33.6
   Sale of accounts receivable, net. . . . . . . . . . .     50.0    (86.2)
   Changes in assets and liabilities used in operations.     41.0     72.8
   Other, net. . . . . . . . . . . . . . . . . . . . . .      0.7      2.0
                                                          --------  -------
       Net cash flow from operations . . . . . . . . . .    245.6    112.6

CASH FLOW FROM INVESTING ACTIVITIES
   Property additions. . . . . . . . . . . . . . . . . .    (14.1)   (20.0)
   Proceeds from sale of property. . . . . . . . . . . .      1.0      0.2
   Purchase of Schick-Wilkinson Sword. . . . . . . . . .   (932.2)       -
   Other, net. . . . . . . . . . . . . . . . . . . . . .        -      0.3
                                                          --------  -------
       Net cash used by investing activities . . . . . .   (945.3)   (19.5)

CASH FLOW FROM FINANCING ACTIVITIES
   Net cash proceeds from issuance of long-term debt . .    215.0        -
   Principal payments on long-term debt (including
     current maturities) . . . . . . . . . . . . . . . .        -    (50.0)
   Net increase/(decrease) in notes payable. . . . . . .    608.9    (22.9)
   Treasury stock purchases. . . . . . . . . . . . . . .   (128.9)    (7.2)
   Proceeds from issuance of common stock. . . . . . . .      4.2      0.3
                                                          --------  -------
     Net cash used by financing activities . . . . . . .    699.2    (79.8)
                                                          --------  -------

Effect of exchange rate changes on cash. . . . . . . . .      0.7     (1.7)
                                                          --------  -------

Net increase in cash and cash equivalents. . . . . . . .      0.2     11.6

Cash and cash equivalents, beginning of period . . . . .     33.9     23.0
                                                          --------  -------
Cash and cash equivalents, end of period . . . . . . . .  $  34.1   $ 34.6
                                                          ========  =======


            See accompanying Notes to Condensed Financial Statements



                            ENERGIZER HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                        (DOLLARS IN MILLIONS - UNAUDITED)

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

NOTE 2 - On March 28, 2003, Energizer completed its previously announced acquisition of the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. for approximately $930.0 plus costs of executing the acquisition and subject to adjustments based on acquired working capital level. SWS is the second largest manufacturer and marketer of men's and women's wet shave products in the world. Energizer has arranged for a $550.0, 364-day bridge loan which, together with currently existing available credit facilities and cash, was used to fund the acquisition. Energizer is in the process of refinancing the bridge loan.

The following reflects the estimated asset and liabilities acquired by Energizer in the SWS acquisition and included in the accompanying condensed balance sheet. Such estimated asset and liability amounts are based on preliminary valuation information and will be adjusted upon completion of a final appraisal.



                                                          MARCH 31,
ACQUIRED SWS ASSETS AND LIABILITIES                         2003
                                                            ----
Trade receivables                                         $  133.5
Inventories                                                  194.5
Other current assets                                          14.5
                                                          --------
     Total current assets                                    342.5
Property, plant and equipment                                256.9
Goodwill                                                     405.7
Other intangible assets                                      117.0
Other assets                                                   3.6
                                                          --------
Total assets acquired                                      1,125.7

Accounts payable                                              50.4
Other current liabilities                                     83.7
                                                          --------
     Total current liabilities                               134.1
Other liabilities                                             61.6
                                                          --------
Total liabilities                                            195.7
                                                          --------
Net assets acquired                                       $  930.0
                                                          ========


Energizer's results of operations and cash flow for the periods through March 31, 2003 do not reflect results from the SWS business. Beginning April 1, 2003, Energizer will include SWS results of operations and cash flows.

The following table represents Energizer's unaudited pro forma consolidated results of operations as if the acquisition of SWS had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Energizer results to include SWS results of operations and incremental interest and other expenses related to acquisition debt. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

                           FOR THE QUARTER ENDED   FOR THE SIX MONTHS
                                 MARCH 31,           ENDED MARCH 31,
                               2003      2002       2003        2002
                              ------    ------    -------     --------
Net sales. . . . . . . . .  $ 490.6  $   483.8   $ 1,247.0   $ 1,210.3
Net earnings . . . . . . .     18.9       24.6       117.3        96.2
Basic earnings per share .  $  0.22  $    0.27   $    1.34   $    1.05
Diluted earnings per share  $  0.21  $    0.26   $    1.31   $    1.04

SWS results for the quarter ended March 31, 2003 include manufacturing startup and advertising and promotion expenses associated with the launch of the Intuition women's shaving system beginning in April 2003 and enhanced support for existing product lines. Such costs reduced net earnings and earnings per share by $7.4 and $.08, respectively. SWS results for the quarter ended March 31, 2002, include incremental sales related to the launch of the Xtreme 3 men's shaving system. The Xtreme 3 launch contributed $8.0, $3.1 and $.03 of sales, net earnings and earnings per share to the March 2002 quarter, representing non-recurring sales to fill the retail inventory pipeline.

NOTE 3 - Energizer operations are managed via four geographic segments. Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Segment performance is evaluated based on operating profit, exclusive of general corporate expenses, research and development expenses, and restructuring and related charges. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.


                            FOR THE QUARTER ENDED  FOR THE SIX MONTHS ENDED
                                   MARCH 31,             MARCH 31,
                                 2003    2002           2003    2002
                                ------  ------         ------  ------
NET  SALES
     North America . . . . . .  $197.2  $184.2         $548.6  $536.1
     Asia Pacific. . . . . . .    78.6    75.3          165.2   158.3
     Europe. . . . . . . . . .    66.3    58.5          167.6   153.6
     South & Central America .    20.5    21.7           53.6    59.4
                                ------  ------         ------  ------
               TOTAL NET SALES  $362.6  $339.7         $935.0  $907.4
                                ======  ======         ======  ======




                                                       FOR THE QUARTER    FOR THE SIX MONTHS
                                                       ENDED MARCH 31,     ENDED MARCH 31,
                                                         2003     2002     2003     2002
                                                        -------  -------  -------  -------
PROFITABILITY
 North America . . . . . . . . . . . . . . . . . . . .  $ 47.0   $ 43.2   $159.9   $160.9
 Asia Pacific. . . . . . . . . . . . . . . . . . . . .    19.3     15.0     40.9     36.6
 Europe. . . . . . . . . . . . . . . . . . . . . . . .     5.3     (0.8)    20.9      7.4
 South and Central America . . . . . . . . . . . . . .     0.1      1.8      3.7      7.4
                                                        -------  -------  -------  -------
     TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .  $ 71.7   $ 59.2   $225.4   $212.3

 General corporate and other expenses. . . . . . . . .   (12.6)   (13.3)   (24.4)   (28.5)
 Research and development expense. . . . . . . . . . .    (9.3)    (9.1)   (18.1)   (18.3)
                                                        -------  -------  -------  -------
     Operating profit before interest, financing items
       and unusual items . . . . . . . . . . . . . . .    49.8     36.8    182.9    165.5
 Intellectual property rights income . . . . . . . . .       -        -      6.0        -
 Provisions for restructuring and other related costs.       -     (4.5)       -     (8.5)
 Interest and other financial items. . . . . . . . . .    (3.9)    (5.5)    (8.0)   (13.0)
                                                        -------  -------  -------  -------
     TOTAL EARNINGS BEFORE INCOME TAXES. . . . . . . .  $ 45.9   $ 26.8   $180.9   $144.0
                                                        =======  =======  =======  =======




                           FOR THE QUARTER   FOR THE SIX MONTHS
                           ENDED MARCH 31,     ENDED MARCH 31,
                            2003    2002        2003    2002
                           ------  ------      ------  ------
NET SALES BY PRODUCT LINE
   Alkaline Batteries . .  $232.6  $211.6      $643.0  $632.2
   Carbon Zinc Batteries.    54.6    58.4       120.9   125.0
   Lighting Products. . .    25.8    22.8        61.3    55.0
   Miniature Batteries. .    17.4    18.3        36.1    34.9
   Other. . . . . . . . .    32.2    28.6        73.7    60.3
                           ------  ------      ------  ------
          TOTAL NET SALES  $362.6  $339.7      $935.0  $907.4
                           ======  ======      ======  ======

Beginning in the June, 2003 quarter, Energizer will revise its operating segment presentation to conform to its revised organizational structure following the Schick-Wilkinson Sword acquisition. Energizer will have three segments: North America Battery, International Battery, and Razors and Blades.

NOTE 4 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2003, and 2002, respectively.


                                                             Quarter Ended  Six Months Ended
                                                                March 31,      March 31,
                                                              2003   2002     2003   2002
                                                             -----  -----    ------  -----
Numerator:
     Net earnings for basic and dilutive earnings per share  $33.0  $20.0    $119.4  $90.4

Denominator:
     Weighted-average shares for basic earnings per share .   86.5   91.4      87.5   91.5
     Effect of dilutive securities:
            Stock options . . . . . . . . . . . . . . . . .    1.4    0.8       1.7    0.5
            Restricted stock equivalents. . . . . . . . . .    0.6    0.6       0.6    0.6
                                                             -----  -----    ------  -----
              Total dilutive securities . . . . . . . . . .    2.0    1.4       2.3    1.1
                                                             -----  -----    ------  -----

     Weighted-average shares for diluted earnings per share   88.5   92.8      89.8   92.6
                                                             =====  =====    ======  =====

Basic earnings per share. . . . . . . . . . . . . . . . . .  $0.38  $0.22    $ 1.36  $0.99

Diluted earnings per share. . . . . . . . . . . . . . . . .  $0.37  $0.21    $ 1.33  $0.98


NOTE 5 - Energizer applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its stock-based compensation. Charges to net earnings for stock-based compensation under APB 25 were $0.6 for each of the quarters ending March 31, 2003 and 2002, and $1.2 for each of the six months ended March 31, 2003 and 2002. Had cost for stock-based compensation been determined based on the fair value method set forth under SFAS 123, charges to net earnings would have been an additional $1.6 and $2.4 for the quarters ended March 31, 2003 and 2002, respectively, and $3.1 and $4.7 for the six months ended March 31, 2003 and 2002, respectively. Pro forma amounts shown below are for disclosure purposes only and may not be representative of future calculations.


                                        Quarter Ended  Six Months Ended
                                           March 31,       March 31,
                                         2003   2002     2003    2002
                                         ----   ----     ----    ----
Net earnings:
    As reported. . . . . . . . . .       $33.0  $20.0   $119.4  $90.4
    Pro forma. . . . . . . . . . .       $31.4  $17.6   $116.3  $85.7

Basic earnings per share:
    As reported. . . . . . . . . .       $0.38  $0.22    $ 1.36  $0.99
    Pro forma. . . . . . . . . . .       $0.36  $0.19    $ 1.33  $0.94

Diluted earnings per share:
    As reported. . . . . . . . . .       $0.37  $0.21    $ 1.33  $0.98
    Pro forma. . . . . . . . . . .       $0.35  $0.19    $ 1.30  $0.93

NOTE 6 - In the six months ended March 31, 2003, Energizer recorded income of $6.0 pre-tax, or $3.7 after-tax, related to the licensing of intellectual property rights.

NOTE 7 - In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan involved terminating up to 64 sales and administrative employees resulting in a provision for restructuring of $6.7 pre-tax. During the quarter ended March 31, 2002, Energizer recorded a provision for restructuring related to the plan described above of $4.5 pre-tax or $2.9 after-tax. The remaining cost of the plan was recorded in the second half of fiscal 2002.

As part of restructuring plans announced in the fourth quarter of fiscal 2001, Energizer ceased production and terminated substantially all of its employees at its Mexican carbon zinc production facility in the quarter ended December 31, 2001. Energizer recorded provisions for restructuring of $1.4 pre-tax, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6 pre-tax, which was recorded in cost of products sold in the first quarter of fiscal 2002. Total provisions for restructuring and costs related to this plan were $4.0 pre-tax, or $2.9 after-tax, in the six months ended March 31, 2002. As of December 31, 2002, all activities associated with 2001 restructuring plans had been completed, except for the disposition of certain assets held for disposal.

As of March 31, 2003, 27 of a total of 64 employees have been terminated in connection with the 2002 Plan, with 8 terminated in the current quarter.

Activities impacting the restructuring reserve during the six months ended March 31, 2003, which are recorded in other current liabilities on the Consolidated Balance Sheet are presented in the following table:



                      Beginning                          Ending
                      Balance   Provision    Activity   Balance
                      --------  ----------  ----------  --------
Termination benefits  $    6.3  $        -  $    (2.6)  $    3.7
Other cash costs . .       1.0           -       (0.5)       0.5
                      --------  ----------  ----------  --------
Total. . . . . . . .  $    7.3  $        -  $    (3.1)  $    4.2
                      ========  ==========  ==========  ========

NOTE 8 - The components of total comprehensive income for the quarter and six months ended March 31, 2003, and 2002, respectively, are shown in the following tables:



                                        For the quarter ended
                                              March 31,
                                             2003    2002
                                            ------  ------
Net earnings . . . . . . . . . . . . . . .  $33.0   $20.0
Other comprehensive income items:
- Foreign currency translation adjustments   (0.7)   (5.4)
- Minimum pension liability adjustment . .   (0.1)      -
                                            ------  ------
Total comprehensive income . . . . . . . .  $32.2   $14.6
                                            ======  ======


                                        For the six months ended
                                                March 31,
                                             2003     2002
                                            -------  -------
Net earnings. . . . . . . . . .. . . . .    $119.4   $ 90.4
Other comprehensive income items:
- Foreign currency translation adjustments     6.8    (13.1)
- Minimum pension liability adjustment,
  net of taxes of $1.8 in fiscal 2003
  and $0.3 in fiscal 2002                     (6.0)    (0.3)
                                            -------  -------
Total comprehensive income. . . . .. . . .  $120.2   $ 77.0
                                            =======  =======


NOTE 9 - Energizer participates in an ongoing Asset Securitization Program (Program) which results in attractive short-term rates and provides financing diversification. Under the structure of the Program, Energizer sells substantially all of its U.S. accounts receivable to its wholly owned, bankruptcy remote subsidiary, Energizer Receivables Funding Corporation (ERFC). ERFC then sells such accounts receivables to an outside party for a fraction of face value and retains a subordinated interest for the remaining value, less the financing cost.

Under accounting rules prescribed by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", ERFC meets the definition of a Special Purpose Entity (SPE) and the sales of accounts receivable from Energizer to ERFC must be recorded as an "off balance sheet" sales transaction. As a result of such accounting, ERFC's retained interest in accounts receivable is classified in Other Current Assets on the Consolidated Balance Sheet (see Note 11). The following table details the balances related to the Program:


                                                      March 31,  September 30,  March 31,
                                                        2003         2002         2002
                                                      ---------  ------------   ---------
Total outstanding accounts receivable sold to SPE. .   $138.8      $164.6        $134.5

Cash received by SPE from sale of receivables to
a third party                                            50.0           -             -

Subordinated retained interest . . . . . . . . .. . .    88.8       164.6         134.5

Energizer's investment in SPE. . . . . . . . . . . ..    88.8       164.6         134.5


If the Program was structured as a borrowing secured by accounts receivable rather than sales of accounts receivable, Energizer's balance sheet would reflect additional accounts receivable, notes payable and lower other current assets as follows:

                                                      March 31,  September 30,  March 31,
                                                        2003         2002         2002
                                                      --------   ------------   --------
Additional accounts receivable                         $138.8       $164.6       $134.5

Additional notes payable . . .                           50.0            -            -

Lower other current assets . .                           88.8        164.6        134.5

NOTE 10- Energizer has certain guarantees that are required to be disclosed under FASB Interpretation No. 45. Energizer has arranged for letters of credit to be supplied by financial institutions to meet regulatory requirements for certain workers compensation and environmental obligations. Total letters of credit posted were $1.7 million at March 31, 2003 and such letters expire annually, however will likely be renewed upon expiration in support of Energizer's ongoing operations.

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

Energizer also has certain guarantees for the purchase of goods used in the production of its product with terms ranging from 4 to 8 years with a maximum amount of potential future payments of approximately $1.5.

NOTE  11-  Other  Current  Assets  consist  of  the  following:




                              March 31, 2003   September 30, 2002   March 31, 2002
                              ---------------  -------------------  ---------------
Investment in SPE. . . . . .    $    88.8         $   164.6             $  134.5
Miscellaneous receivables. .         27.9              21.3                 22.1
Deferred income tax benefits         59.8              56.6                 44.9
Prepaid expenses . . . . . .         72.4              63.5                 36.3
Other current assets . . . .            -                 -                  0.1
                                ---------         ---------             --------
                                $   248.9         $   306.0             $  237.9
                                =========         =========             ========


NOTE  12-  Other  Assets  consist  of  the  following:




                                   March 31, 2003   September 30, 2002   March 31, 2002
                                   ---------------  -------------------  ---------------
Goodwill. . . . . . . . . . . . .     $   443.1         $    37.4          $   36.9
Other intangible assets . . . . .         192.4              73.9              73.4
Pension asset . . . . . . . . . .         114.0             117.9             111.6
Other assets and deferred charges          28.5              15.3              19.4
                                      ---------         ---------          --------
                                      $   778.0         $   244.5          $  241.3
                                      =========         =========          ========

NOTE 13 - During the quarter ended March 31, 2003, Energizer recorded an estimate of goodwill related to the SWS acquisition of $405.7. Such amount is an estimate as of March 31, 2003 and will be subsequently adjusted after appraisal of acquired assets and assumed liabilities. The portion of goodwill allocated to the U.S. and certain other countries will be deductible for tax purposes, with the amount to be determined upon final appraisal of net assets acquired.

The carrying amount of intangible assets acquired from the acquisition is as follows:



                                                      Wtd-Average
                                       As of         Amortization
                                  March 31, 2003    Period (in years)
                                 --------------     -----------------
To  be  amortized:

Tradenames . . . . . . . . . . .       $ 10.5              9.8
Technology and patents . . . . .         34.3             11.1
Customer-related . . . . . . . .         11.5             10.0
                                   ----------
                                         56.3
Indefinite lived:

Tradenames . . . . . . . . . . .         60.7
                                   ----------
Total acquired intangible assets       $117.0
                                   ===========

Total  intangible  assets  at  March  31,  2003, are  as follows:



                                Gross      Accumulated
                          Carrying Amount  Amortization   Net
                         ---------------   ------------   ---
To  be  amortized:
Tradenames. . . . . . .        $ 10.5      $     -      $ 10.5
Technology and patents.          34.3            -        34.3
Customer-related. . . .          11.5            -        11.5
                               ------      -------      ------
                                 56.3            -        56.3
Indefinite lived:

Tradenames. . . . . . .         501.0       (364.9)      136.1
                               ------      -------      ------
Total intangible assets        $557.3      $(364.9)     $192.4
                               ======      ========     ======

Estimated  amortization  expense  for amortized intangible assets is as follows:

For the year ended September 30, 2003                                $    2.7
For each year ended September 30, 2004 through 2008                       5.6


NOTE  14-  Other  Liabilities  consist  of  the  following:



                                   March 31, 2003   September 30, 2002   March 31, 2002
                                   ---------------  -------------------  ---------------
Postretirement benefits liability     $   90.6           $     90.3         $   92.2
Other non-current liabilities . .        177.8                 98.4             79.7
                                      --------           ----------         --------
                                      $  268.4           $    188.7         $  171.9
                                      ========           ==========         ========


NOTE 15- In May 2002, Energizer's Board of Directors approved a plan authorizing the repurchase of up to 5.0 million shares of Energizer's common stock. In the six months ended March 31, 2003, approximately 5.0 million shares were purchased.

NOTE  16-The  Financial  Accounting  Standards Board (FASB) issued SFAS No. 143,
"Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Energizer adopted SFAS 143 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. Energizer adopted SFAS 144 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Energizer adopted SFAS 145 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. Energizer adopted SFAS 146 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements, but it may change the period in which future restructuring provisions are recorded.

The  FASB  issued  SFAS  No.  148,  "Accounting  for  Stock-Based Compensation -
Transition and Disclosure, an amendment of FAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. Energizer applies ABP 25 at this time and adopted the disclosure provisions of this statement in the beginning of the current fiscal year, as found in Note 5 above.

The FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the disclosures about certain guarantees to be made by a guarantor in its interim and annual financial statements. Also, FIN 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, but does not prescribe a specific approach for subsequently measuring the liability over its life. Recognition provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements ending after December 15, 2002. Energizer adopted FIN 45 as of the beginning of the current fiscal year, as found in Note 10 above, which did not have a material effect on its financial statements.


ITEMS 2. AND 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 ---------------------------------------------------------------
RESULTS  OF  OPERATIONS,  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------------------------------------------------------------------------------
RISK.  (DOLLARS  IN  MILLIONS)
------------------------------

HIGHLIGHTS  /  OPERATING  RESULTS
     Net earnings for the six months ended March 31, 2003 were $119.4 or $1.36 per basic share and $1.33 per diluted share compared to $90.4, or $.99 per basic share and $.98 per diluted share for the same six month period last year. The current six-month period included intellectual property rights income of $3.7 after taxes. Included in the prior six month net earnings are restructuring provisions and related costs of $5.8 after taxes and a charge related to Kmart accounts receivable of $6.1 after taxes.

     For the quarter ended March 31, 2003, net earnings were $33.0 or $.38 per basic share and $.37 per diluted share compared to $20.0, or $.22 per basic share and $.21 per diluted share for the quarter ended March 31, 2002. Included in the prior quarter net earnings are restructuring provisions of $2.9 after taxes and a charge related to Kmart accounts receivable of $6.1 after taxes.

     Net sales increased $27.6, or 3% for the six-month period and $22.9, or 7% for the quarter as increases in North America, Europe and Asia Pacific were partially offset by declines in South and Central America. See the following section for comments on sales changes by segment.

     Gross margin increased $7.4, or 2% for the six months as improvements in Europe and Asia Pacific were partially offset by declines in South and Central America and North America. For the quarter, gross margin improved $5.4, or 4% as improvements in Europe and Asia Pacific were partially offset by declines in North America and South and Central America. Gross margin percentage declined
0.6 percentage points to 44.9% for the current six months and 1.3 percentage points to 42.8% for the quarter.

     Selling, general and administrative expenses declined $16.0, or 10% in the six months and $10.2, or 13% for the quarter, mainly due to the $10.0 charge related to Kmart accounts receivable in the prior quarter and, in the six months, lower general corporate expenses. Selling, general and administrative expenses as a percent of sales were 15.5% and 19.1% in the current six months and quarter, respectively, compared to 17.7% and 23.4% in the prior six months and quarter, respectively.

     Advertising and promotion expense increased $3.6, or 5% and $2.4, or 10% in the current six months and quarter, respectively, primarily in North America. Advertising and promotion as a percent of sales was 7.9% and 7.4% in the current six months and quarter, respectively, compared to 7.8% and 7.2% in the prior six months and quarter, respectively.

SEGMENT  RESULTS
     Energizer Holdings, Inc. (Energizer) operations are currently managed via four geographic segments. Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Energizer's operations are managed via four major geographic areas - North America (the United States, Canada and Caribbean), Asia Pacific, Europe and South and Central America (including Mexico). This structure is the basis for the Company's reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial
Statements for the quarters and six months ended March 31, 2003 and 2002. Beginning in the June 2003 quarter, Energizer will revise its operating segment presentation to conform to its revised organizational structure following the Schick-Wilkinson Sword acquisition. Energizer will have three segments: North America Battery, International Battery, and Razors and Blades.

North  America
     Net sales for North America were $548.6 for the current six months, up $12.5 or 2% due to improved non-alkaline product volume, partially offset by unfavorable pricing and product mix. North America sales for the quarter increased $13.0 or 7% on higher volume partially offset by unfavorable pricing and product mix. The volume increase in the quarter was primarily driven by large cell size alkaline and lighting products units, which increased 58% and 38%, respectively, reflecting increased demand from government agencies and consumers due to terrorism and security concerns. Smaller alkaline cell size units volume, which account for the majority of alkaline sales, increased 4%; however, price per unit declined due to residual holiday promotional pack sales and other promotional discounting in response to recent competitive activity.

     In the U.S., retail alkaline category units grew an estimated 12% compared to the same quarter last year, while category value increased 3%, reflecting continued promotions and lower everyday pricing by retailers. Retailer consumption of Energizer's alkaline products increased an estimated 5% in units and 1% in value for the quarter. Energizer estimates its share of the alkaline battery market at approximately 30% for the quarter, a loss of approximately one share point compared to the same quarter last year. Energizer estimates that overall retail inventory levels at March 31, 2003, are at, or slightly below, seasonal normal levels.

     Gross margin declined $6.4 for the current six months as higher volume was more than offset by unfavorable pricing and product mix. Segment profit declined $1.0 for the current six months on lower gross margin and higher advertising and promotion expense, partially offset by a $10.0 provision for doubtful accounts receivable from Kmart in the prior six-month period.

     Gross margin for the quarter decreased $3.8 or 4% as the margin contribution of incremental volume was more than offset by lower net pricing after promotional discounts and higher product cost. The most significant volume increases were in the lower margin product lines. Segment profit increased $3.8. The prior quarter included a $10.0 write-off of accounts receivable from Kmart in response to its bankruptcy filing. Excluding this write-off, operating profit declined $6.2 or 12% on lower gross margin and higher advertising and promotion expense.

     Effective April 14, 2003, Energizer adjusted its U.S. pricing and promotional structure in response to similar changes by its primary competitor. The result of the changes will be lower average pricing to customers and a decrease in the frequency and depth of customer promotions funded by Energizer. Energizer does not expect such changes to have an unfavorable impact on its pricing or overall business going forward.

Asia  Pacific
     Net sales for Asia Pacific were $165.2 for the current six months, an increase of $6.9, or 4% due to higher alkaline volume and favorable currency impacts of $5.8, partially offset by unfavorable pricing and product mix. Alkaline unit volume to retail channels increased 7% while carbon zinc unit volume declined 1%. For the quarter, sales were $78.6, an increase of $3.3, or 4% as favorable currency impacts of $3.4 and higher volume through retail channels were partially offset by lower pricing and product mix. Alkaline volume to retail channels increased 8% while carbon zinc volume declined 1%.

     Segment profit increased $4.3, or 12% for the current six months and $4.3, or 29% for the quarter, on higher sales, favorable currency impacts and lower overheads.

     Energizer's Asia Pacific region results are influenced by its sales in certain Asian countries which have had Severe Acute Respiratory Syndrome (SARS) outbreaks. While Energizer's sales in those countries have not yet been significantly impacted, a continued or worsening SARS situation could have an adverse impact on the overall economies of, and the battery category in, those countries, and consequently, on Energizer's results. It is not currently possible to accurately predict the impact of the SARS situation on future results.

Europe
     Net sales for Europe were $167.6 for the current six months, an increase of $14.0, or 9%. Favorable currency impacts of $18.8 and improved pricing and product mix were partially offset by lower unit volume, primarily carbon zinc. For the quarter, sales were $66.3, an increase of $7.8, or 13% due to favorable currency impacts of $10.6, partially offset by lower volume.

     Segment results improved $13.5 for the current six months primarily on favorable currency impacts of $9.4 and favorable pricing and product mix. For the quarter, segment results improved $6.1 as favorable currency impacts of $5.3 and favorable pricing and product mix, were partially offset by lower volume.

South  and  Central  America
     Net sales for South and Central America for the current six months were $53.6, a decrease of $5.8, or 10% on unfavorable currency impacts of $16.1, partially offset by pricing actions and higher volumes in lower margin markets. For the quarter, sales of $20.5 declined $1.2, or 6% as unfavorable currency impacts of $4.8 and higher volumes in lower margin markets were partially offset by pricing actions.

     Segment profit decreased for the current six months and quarter $3.7 and $1.7, respectively. Unfavorable currency impacts of $9.0 for the six months and $3.0 for the quarter were partially offset by higher prices.

OTHER  COSTS  AND  EXPENSES

General  Corporate  and  Other  Expenses
     Corporate and other expenses decreased $4.1 to $24.4 for the current six months and for the quarter decreased $0.7 to $12.6 reflecting lower compensation costs related to incentive plans and stock price, partially offset by lower pension income.

Research  and  Development  Expenses
     Research and development expenses decreased $0.2, or 1% for the current six months and increased $0.2 or 2% for the current quarter, representing 1.9% and 2.6% of sales for the current six months and quarter, respectively, while the prior six months and quarter represented 2.0% and 2.7% of sales, respectively.

Restructuring  Activity
     In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan involved terminating up to 64 sales and administrative employees resulting in a provision for restructuring of $6.7 pre-tax. During the quarter ended March 31, 2002, Energizer recorded a pre-tax provision for restructuring related to the plan described above of $4.5.

     As part of the restructuring plans announced in the fourth quarter of fiscal 2001, Energizer recorded provisions for restructuring of $1.4, pre-tax, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6, pre-tax in the prior six months, which are reflected in cost of products sold.

     Total provisions for restructuring and related costs were $8.5 pre-tax, $5.8 after-tax and $.06 per share in the prior six months. Total provisions for restructuring for the prior quarter were $4.5 pre-tax, $2.9 after-tax and $.03 per share.

     Activities impacting the restructuring reserve during the quarter ended March 31, 2002 are presented in Note 7 to the Condensed Financial Statements.

Intellectual  Property  Rights  Income
     In the quarter ended December 31, 2002, Energizer recorded income of $6.0 pre-tax, or $3.7 after-tax, related to the licensing of intellectual property rights.

Interest  Expense  and  Other  Financing  Costs
     Interest expense decreased $2.4, or 21% and $0.6, or 11% for the current six months and quarter, respectively, reflecting lower average borrowings. Energizer's interest expense will increase in future quarters due to incremental debt related to the acquisition of Schick-Wilkinson Sword. See discussion below and Note 2 of the Condensed Financial Statements.

     Other financing costs were favorable $2.6 and $1.0 for the current six months and quarter, respectively, on lower exchange losses and for the six months, lower discounts on the sale of accounts receivable under a financing arrangement.

Income  Taxes
     Income taxes, which include federal, state and foreign taxes, were 34% for the current six months, compared to a tax rate of 37.2% for the same period last year. The improvement in the tax rate is primarily due to improved foreign operating results.

     For the current quarter, income taxes were 28.1% compared to 25.4% for the same period last year. The change in tax rates for both the current and prior quarter included the reductions necessary to bring the tax rate for the six months in line with expectations of the tax rate for the full year.

SCHICK-WILKINSON  SWORD  ACQUISITION
     On March 28, 2003, Energizer completed its previously announced acquisition of the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. for approximately $930.0 plus costs of executing the acquisition and subject to adjustments based on acquired working capital level. SWS is the second largest manufacturer and marketer of men's and women's wet shave products in the world. SWS products are marketed in over 80 countries, accounting for an estimated 18% market share of the global wet shaving business. Its primary markets are Europe, the United States and Japan.

     Energizer views the wet shave products category as attractive within the consumer products industry due to the limited number of manufacturers, the high degree of consumer loyalty, and the ability to improve pricing through innovation. Energizer believes SWS has high quality products, a defensible market position and the opportunity to grow sales and margins. The SWS business is compatible with Energizer's business in terms of common customers, distribution channels, and geographic presence, which should provide opportunities to leverage Energizer's marketing expertise, business organization and scale globally.

     SWS' results of operations will begin to be reflected in Energizer's results as of April 1, 2003. See Note 2 to the Condensed Financial Statements for pro forma results of operations as if SWS had been part of Energizer's results for the current and prior six months and quarter.

     In accordance with generally accepted accounting principles, SWS inventory acquired in the acquisition was valued at its estimated fair value on Energizer's March 31, 2003 balance sheet. Such fair value of inventory is approximately $80.0 greater than historical cost basis of such inventory prior to the acquisition. This required accounting treatment will reduce gross margin by approximately $80.0 (compared to historical SWS cost basis) as the product is sold following the acquisition. Energizer expects the majority of the acquired inventory will be sold in the June, 2003 quarter and will result in a reported operating loss for the SWS business and overall Energizer loss for that quarter. Any remaining acquired inventory at June 30, 2003, will be sold early in Energizer's fourth fiscal quarter and will also have an unfavorable impact on that quarter's results, which is expected to be far less than the impact on the third quarter.

Financial  Condition
     At March 31, 2003, current liabilities exceeded current assets by $135.8, compared to current assets in excess of current liabilities of $353.3 at September 30, 2002, and $321.5 at March 31, 2002. Primarily as a result of the acquisition of SWS, March 31, 2003, short-term borrowings increased $611.7 since September 30, 2002. Additionally, the SWS acquisition added net working capital of $208.4. Absent these items, Energizer's working capital was $362.1.

     Energizer funded the SWS acquisition using a $550.0, 364-day bridge loan, its existing available credit facilities and cash. Energizer's total short-term borrowings were $721.3 at March 31, 2003. Because anticipated cash flows over the next year will be insufficient to repay such borrowings, Energizer will be required to refinance the bridge loan into longer term financing, or else risk default on the bridge loan and consequent cross defaults on other borrowing facilities. Energizer is currently in the process of procuring longer term financing and expects to be successful in this process. However, Energizer cannot guarantee that refinancing will be achieved, or achieved at rates it currently expects if unfavorable general economic or Energizer specific factors occur prior to commitments for refinancing.

     A summary of Energizer's significant contractual obligations is shown below. See Note 10 to the Condensed Financial Statements for discussion of letters of credit, loan guarantees and guarantees for the purchase of goods used in the production.



                                                        Less than                        More than
                                               Total     1 year   1-3 years  3-5 years   5 years
                                              -------   --------  ---------  ---------  ----------

Notes payable. . . . . . . . . . . . . . . . $  706.3   $  706.3

Long-term debt, including current maturities    390.0       15.0      110.0     240.0      25.0

Operating leases . . . . . . . . . . . . . .     86.9       14.1       32.2      10.2      30.4
                                             --------   --------  ---------  --------   ----------
Total. . . . . . . . . . . . . . . . . . . . $1,183.2   $  735.4  $   142.2  $  250.2   $   55.4
                                             ========   ========  =========  ========   =========


     Cash flow from operations were $245.6 for the six months ended March 31, 2003, up $133.0 from the same period a year ago primarily due to sales of accounts receivable under a financing arrangement. Cash used in investing activities includes the $930.0 acquisition of SWS, as well as capital expenditures of $14.1 in the current six-months compared to capital expenditures of $20.0 in the same six-month period last year. Cash flow from financing activities includes financing described above related to the SWS acquisition and purchase of $128.9 of treasury stock in the current six months. Energizer purchased approximately 4.3 million shares in the current quarter, for a total of approximately 5 million shares for the current six-month period.

     Energizer's borrowing facilities require it to maintain a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of no more than 3.0 to 1.0. As of March 31, 2003, such ratio is 2.5 to 1.0. This ratio could increase if EBITDA earnings levels decline or if cash flow needs are greater than anticipated, which could result in a breach of the ratio covenant and consequent default on its borrowing facilities.

     Assuming successful refinancing of the facilities described above, Energizer believes that cash flows from operating activities and periodic borrowings under available credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer's credit facilities, and that it will be able to maintain all of its borrowing covenants, including the debt to EBITDA ratio, although no guarantee can be given in this regard.

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

     The terms of the agreements governing this facility qualify trade receivables sale transactions for "sale treatment" under generally accepted accounting principles. As such, Energizer is required to account for the SPE's transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit's net investment as short-term debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," Energizer's balance sheet would reflect additional accounts receivable and short-term debt and lower other current assets. See further discussion in Note 9.

Recently  Issued  Accounting  Standards
          See  discussion  in  Note  16  to  the Condensed Financial Statements.

Forward-Looking  Statements
     Statements in this document that are not historical, particularly statements regarding estimates of category growth, retailer consumption of Energizer's products, Energizer's market share, and retailer inventory levels, the impact of adjustments to Energizer's U.S. pricing and promotional structure, the economic impact of the SARS outbreaks, Energizer's anticipated full-year tax rate, the attractiveness of the wet shave products category, Energizer's assessment of the SWS business, the sale of acquired SWS inventories, Energizer's ability to refinance existing debt at reasonable interest rates, Energizer's compliance with debt covenants regarding its debt to EBITDA ratio, and its continuing ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Energizer's estimates of battery category unit and value growth, retailer consumption of its battery products, Energizer market share and retailer inventory levels may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of Energizer's estimates, or if those retailers elect to further contract their inventory levels. The adverse impact of competitors' pricing and promotional activities may be more significant than anticipated, and Energizer's adjusted pricing and promotional structure may not be effective in protecting its competitive position. At the present time it is impossible to predict the economic impact of the SARS outbreaks which, if severe in any major markets, could have a significant negative effect on Energizer's results. Energizer's overall tax rate for the year may be higher or lower than anticipated because of unforeseen changes in the tax laws or applicable rates, higher taxes on repatriated earnings, or changes in foreign loss estimates. General economic conditions, retailer pressure, and competitive activity may negatively impact the outlook for the wet shave products category. Because of that competitive activity, the SWS business may not be able to grow sales or margins, and could lose current market position. Opportunities to integrate SWS activities with Energizer's, and to leverage Energizer operating strengths, may be limited. Sales of acquired SWS inventories may be slower than anticipated and, as a result, the negative impact of the accounting treatment of such sales could occur in future quarters. In the event that interest rates rise significantly in the near term, Energizer may not be able to refinance its existing debt at reasonable rates. Its ability to refinance, as well as the interest rate(s) it can obtain, may be negatively impacted by political events or general economic decline, by currently unanticipated declines in Energizer's cash flows or liquidity, or by other events with significant negative impact on its operating results, including retailer decisions on inventory levels, the success of cost-containment efforts, unforeseen increases or decreases in Energizer's cost structures, competitive pressure, adverse governmental regulation and currency rates. Inability to refinance Energizer's new 364-day bridge loan could, if cash flows over the next year are insufficient for debt service and repayment, cause default on such loan and consequent cross-default on Energizer's other debt facilities. Energizer's debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer's operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer's ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including Energizer's Registration Statement on Form 10, its Annual Report on Form 10-K for the Year ended
September 30, 2002, its quarterly report on Form 10Q for the period ended December 31, 2002, and its Current Reports on Form 8-K dated April 25, 2000, January 21, 2003, January 27, 2003, and April 23, 2003.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

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

10(i)     Form of Non-Qualified Stock Option dated March 17, 2003*
10(ii)    Form of Non-Qualified Stock Option dated March 28, 2003*
10(iii)   Form of Change of Control Employment Agreement dated March 28, 2003*
99.1      Section 1350 Certification of Chief Executive Officer
99.2 Section 1350 Certification of Executive Vice President and Chief Financial Officer

*Denotes  a  management  contract  or  compensatory  plan  or  arrangement.

(b)   (i)     On  April 4, 2003, registrant filed a Current Report on Form 8-K to disclose the completion of the acquisition of the worldwide Schick-Wilkinson Sword business.

     (ii) On April 23, 2003, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to earnings results for the second quarter of fiscal 2003, which Current Report was amended and refiled on April 25, 2003. A Statement of Earnings for the quarter and six months ended March 31, 2003 was filed with the Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER  HOLDINGS,  INC.
-----------------------------------------
Registrant



By:/s/ Daniel J. Sescleifer
Daniel  J.  Sescleifer
Executive  Vice  President  and
Chief  Financial  Officer

Date:  May  15,  2003


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

Date:  May  15,  2003

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

Date:  May  15,  2003

/s/ Daniel J. Sescleifer
Daniel  J.  Sescleifer
Executive  Vice  President  and  Chief  Financial  Officer