Form 10-Q
period 2003-06-30
ENERGIZER HOLDINGS INC
filed 2003-08-14
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

MISSOURI	43-1863181

(State of Incorporation)	(I.R.S. Employer Identification No.)

533 MARYVILLE UNIVERSITY DRIVE, ST. LOUIS MISSOURI 63141

(Address of principal executive offices)    (Zip Code)

(314) 985-2000

(Registrant's telephone number, including area code)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES:	☒	NO:	☐

Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES:	☒	NO:	☐

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on August 8, 2003:             84,535,221          .

PART I - FINANCIAL INFORMATION

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions--Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net sales	$594.0	$389.9	$1,529.0	$1,297.3

Cost of products sold	359.0	220.5	874.0	715.3
Selling, general and administrative expense	107.9	71.8	252.9	232.8
Advertising and promotion expense	90.2	26.8	164.2	97.2
Research and development expense	16.0	8.9	34.1	27.2
Provisions for restructuring	-	-	-	5.9
Intellectual property rights income	(2.5)	-	(8.5)	-
Interest expense	10.2	4.7	19.3	16.2
Other financing items, net	-	(0.7)	(1.1)	0.8

Earnings before income taxes	13.2	57.9	194.1	201.9

Income tax benefit/(provision)	4.3	(18.1)	(57.2)	(71.7)

Net earnings	$17.5	$39.8	$136.9	$130.2

Basic earnings per share	$0.21	$0.44	$1.59	$1.42
Diluted earnings per share	$0.20	$0.43	$1.55	$1.40

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	June 30,	September 30,	June 30,
	2003	2002	2002

Assets

Current assets
Cash and cash equivalents	$63.4	$33.9	$52.1
Trade receivables, less allowance for doubtful
accounts of $9.9, $6.9 and $8.6, respectively	384.8	189.0	183.1
Inventories
Raw materials and supplies	62.8	44.5	42.5
Work in process	149.0	98.6	112.1
Finished products	281.2	215.9	192.6

Total Inventory	493.0	359.0	347.2
Other current assets	254.0	306.0	230.4

Total current assets	1,195.2	887.9	812.8

Property at cost	1,327.7	1,040.3	1,045.5
Accumulated depreciation	(633.5)	(584.6)	(584.4)

	694.2	455.7	461.1

Other assets	799.6	244.5	247.0

Total	$2,689.0	$1,588.1	$1,520.9

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$-	$15.0	$15.0
Notes payable	52.1	94.6	65.8
Accounts payable	205.3	119.4	98.1
Other current liabilities	373.1	305.6	288.0

Total current liabilities	630.5	534.6	466.9

Long-term debt	1,008.0	160.0	160.0

Other liabilities	294.9	188.7	175.7

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	798.6	789.8	786.4
Retained earnings	336.2	202.4	147.7
Treasury stock	(295.4)	(176.0)	(105.9)
Accumulated other comprehensive income	(84.8)	(112.4)	(110.9)

Total shareholders equity	755.6	704.8	718.3

Total	$2,689.0	$1,588.1	$1,520.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2003	2002

Cash flow from operations
Net earnings	$136.9	$130.2
Non-cash items included in income	59.5	48.7
Sale of accounts receivable, net	61.0	(36.2)
Changes in assets and liabilities used in operations	52.5	29.3
Other, net	6.0	3.4

Net cash flow from operations	315.9	175.4

Cash flow from investing activities
Property additions	(34.2)	(29.9)
Proceeds from sale of property	7.1	1.2
Acquisition of Schick-Wilkinson Sword, net of cash acquired	(922.9)	-
Other, net	-	(0.6)

Net cash used by investing activities	(950.0)	(29.3)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	1,058.1	-
Principal payments on long-term debt (including
current maturities)	(230.0)	(50.0)
Proceeds from acquisition bridge loan	550.0	-
Payment of acquisition bridge loan	(550.0)	-
Net decrease in notes payable	(47.0)	(45.1)
Treasury stock purchases	(131.4)	(26.3)
Proceeds from issuance of common stock	13.4	1.8

Net cash provided/(used) by financing activities	663.1	(119.6)

Effect of exchange rate changes on cash	0.5	2.6

Net increase in cash and cash equivalents	29.5	29.1

Cash and cash equivalents, beginning of period	33.9	23.0

Cash and cash equivalents, end of period	$63.4	$52.1

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Dollars in millions – Unaudited)

Note 1 – The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (Energizer) for the year ended September 30, 2002.

Note 2 – On March 28, 2003, Energizer acquired the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. for $930 plus costs of executing the acquisition and subject to adjustment based on acquired working capital level. Energizer used a $550.0 bridge loan which, together with currently existing available credit facilities and cash, was used to fund the acquisition. Energizer refinanced the bridge loan into longer term financing in the current quarter. See Note 14 for more information on Energizer’s long-term debt.

SWS is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world, and its products are marketed in over 80 countries. Its primary markets are Europe, the United States and Japan.

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

The following reflects the estimated assets and liabilities acquired by Energizer in the SWS acquisition. Such estimated asset and liability amounts are based on preliminary valuation information and will be adjusted upon completion of a final appraisal. The final assumed liabilities will likely include costs to exit certain SWS pre-acquisition activities based on completion of specific evaluations and definitive exit plans.

Acquired SWS Assets and Liabilities at March 28, 2003

Cash	$14.9
Receivables	139.4
Inventories	198.4
Other current assets	23.5

Total current assets	376.2
Property, plant and equipment	252.1
Goodwill	412.2
Other intangible assets	116.4
Other assets	4.3

Total assets acquired	1,161.2

Accounts payable	51.2
Other current liabilities	87.6

Total current liabilities	138.8
Other liabilities	74.1

Total liabilities	212.9

Net assets acquired	$948.3

SWS inventory acquired in the acquisition was valued as if Energizer was a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $88.0 million higher than the historical manufacturing cost of SWS (the Write-Up). Inventory value and cost of products sold will be based on post-acquisition SWS production costs for all product manufactured after the acquisition date.

During the current quarter, $56.2 of the Write-Up was recognized in cost of products sold, reducing net earnings by $35.9, after taxes. Acquired inventory remaining at June 2003 is expected to be sold in Energizer’s fourth fiscal quarter and will have an unfavorable impact on that quarter’s before and after-tax results of $31.8 and $21.3, respectively.

The following table represents Energizer's pro forma consolidated results of operations as if the acquisition of SWS had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical Energizer results to include SWS results of operations and incremental interest and other expenses related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of Energizer and SWS operations, nor one-time items related to acquisition accounting, including the inventory Write-Up discussed above. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

		For the nine months ended June 30,
	For the quarter ended
	June 30, 2002	2003	2002

Net sales	$551.9	$1,841.0	$1,762.2
Net earnings	$38.5	$170.7	$134.7
Basic earnings per share	$0.42	$1.98	$1.47
Diluted earnings per share	$0.41	$1.93	$1.45

Note 3 – Prior to the acquisition of SWS, Energizer’s operations were managed via four battery geographic segments. Beginning in the June 30, 2003 quarter, Energizer revised its operating segment presentation to conform to its revised organizational structure following the SWS acquisition. Energizer now has three reporting segments: North America Battery, International Battery, and Razors and Blades.

Energizer continues to report segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Energizer’s operations are now managed via three major segments - North America Battery (United States, Canada, and Caribbean battery and lighting products), International Battery (Asia Pacific, Europe, and South and Central America, including Mexico, battery and lighting products) and Razors and Blades (global razors, blades, and related products). Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Also, certain costs previously reported in General Corporate Expense that primarily support the battery business have been allocated to the North America Battery and International Battery segments.

The reduction in gross margin associated with the Write-Up discussed in Note 2 is not reflected in the Razors and Blades segment, but rather is presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the SWS acquisition. Such presentation reflects management’s view of the segment’s results.

Historical segment sales and profitability for the quarter and nine months ended June 30, 2003 and 2002, respectively, are presented below. All prior periods have been restated to conform to the current presentation.

	For the quarter ended June 30,		For the nine months ended June 30,

	2003	2002	2003	2002

Net Sales
North America Battery	$217.0	$231.2	$765.6	$767.3
International Battery	171.1	158.7	557.5	530.0

Total Battery	388.1	389.9	1,323.1	1,297.3
Razors & Blades	205.9	-	205.9	-

Total Net Sales	$594.0	$389.9	$1,529.0	$1,297.3

	For the quarter ended June 30,		For the nine months ended June 30,

	2003	2002	2003	2002

Profitability
North America Battery	$49.6	$58.3	$206.8	$214.8
International Battery	26.0	20.3	87.5	66.7
R&D Battery	(8.8)	(8.9)	(26.9)	(27.2)

Total Battery	66.8	69.7	267.4	254.3
Razors and Blades	16.6	-	16.6	-

Total segment profitability	$83.4	$69.7	$284.0	$254.3

General corporate and other expenses	(10.6)	(7.8)	(28.3)	(26.9)
Additional cost - acquisition inventory valuation	(56.2)	-	(56.2)	-
Intellectual property rights income	2.5	-	8.5	-
Gain on Sale of Property	5.7	-	5.7	-
Provisions for restructuring and other related costs	-	-	-	(8.5)
Amortization	(1.4)	-	(1.4)	-
Interest and other financial items	(10.2)	(4.0)	(18.2)	(17.0)

Total earnings before income taxes	$13.2	$57.9	$194.1	$201.9

	For the quarter ended June 30,		For the nine months ended June 30,

	2003	2002	2003	2002
Net Sales by Product Line
Alkaline Batteries	$242.7	$255.4	$885.7	$887.6
Carbon Zinc Batteries	56.8	57.7	177.7	182.7
Other Batteries and Lighting Products	88.6	76.8	259.7	227.0
Razors & Blades	205.9	-	205.9	-

Total Net Sales	$594.0	$389.9	$1,529.0	$1,297.3

Note 4 – Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2003, and 2002, respectively.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net earnings for basic and dilutive earnings per share	$17.5	$39.8	$136.9	$130.2

Denominator:
Weighted-average shares for basic earnings per share	83.9	91.1	86.3	91.4

Effect of dilutive securities:
Stock options	1.8	1.5	1.6	0.9
Restricted stock equivalents	0.7	0.7	0.7	0.6

Total dilutive securities	2.5	2.2	2.3	1.5

Weighted-average shares for diluted earnings per share	86.4	93.3	88.6	92.9

Basic earnings per share	$0.21	$0.44	$1.59	$1.42

Diluted earnings per share	$0.20	$0.43	$1.55	$1.40

Note 5 – Energizer applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its stock-based compensation. Charges to net earnings for stock-based compensation under APB 25 were $0.3 and $0.7 for each of the quarters ending June 30, 2003 and 2002, respectively, and $1.5 and $2.0 for the nine months ended June 30, 2003 and 2002, respectively. Had the cost for stock-based compensation been determined based on the fair value method set forth under SFAS 123, charges to net earnings would have been an additional $1.5 and $1.9 for the quarters ended June 30, 2003 and 2002, respectively, and $4.7 and $6.5 for the nine months ended June 30, 2003 and 2002, respectively. Pro forma amounts shown below are for disclosure purposes only and may not be representative of future calculations.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings:
As reported	$17.5	$39.8	$136.9	$130.2
Pro forma	$16.0	$37.9	$132.2	$123.7

Basic earnings per share:
As reported	$0.21	$0.44	$1.59	$1.42
Pro forma	$0.19	$0.42	$1.53	$1.35

Diluted earnings per share:
As reported	$0.20	$0.43	$1.55	$1.40
Pro forma	$0.19	$0.41	$1.49	$1.33

Note 6 - In the quarter ended June 30, 2003, Energizer recorded income of $2.5 pre-tax, or $1.5 after-tax related to a one-time payment for a license of intellectual property rights. Such payment, together with a similar one-time payment earlier in the year resulted in total intellectual property rights income of $8.5 pre-tax, or $5.2 after-tax for the nine months ended June 30, 2003.

Note 7 - In the quarter and nine months ended June 30, 2003, Energizer recorded a gain on the sale of property of $5.7 before and after taxes, which is reflected in Selling, General and Administrative Expense.

Note 8 – In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan involved terminating up to 64 sales and administrative employees resulting in a provision for restructuring of $6.7 pre-tax. During the nine months ended June 30, 2002, Energizer recorded total provisions for restructuring related to the plan described above of $4.5 pre-tax or $2.9 after-tax. The remaining cost of the plan was recorded in the fourth quarter of fiscal 2002.

As of June 30, 2003, 30 of a total of 64 employees have been terminated in connection with the 2002 Plan, with 3 terminated in the current quarter. Energizer expects to substantially complete all activities associated with the 2002 Plan by December 31, 2003.

As part of other restructuring plans announced in the fourth quarter of fiscal 2001, Energizer ceased production and terminated substantially all of its employees at its Mexican carbon zinc production facility in the quarter ended December 31, 2001. Energizer recorded provisions for restructuring of $1.4 pre-tax, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6 pre-tax, which was recorded in cost of products sold in the first quarter of fiscal 2002. Total provisions for restructuring and costs related to this plan were $4.0 pre-tax, or $2.9 after-tax, in the nine months ended June 30, 2002 . As of December 31, 2002, all activities associated with 2001 restructuring plans had been completed, except for the disposition of certain assets held for disposal.

Activities impacting the restructuring reserve during the nine months ended June 30, 2003, which are recorded in Other Current Liabilities on the Consolidated Balance Sheet are presented in the following table:

	Beginning			Ending
	Balance	Provision	Activity	Balance

Termination benefits	$6.3	$-	$(3.4)	$2.9
Other cash costs	1.0	-	(0.6)	0.4

Total	$7.3	$-	$(4.0)	$3.3

Note 9 – The components of total comprehensive income for the quarter and nine months ended June 30, 2003 and 2002, respectively, are shown in the following tables:

	For the quarter ended June 30,
	2003	2002

Net earnings	$17.5	$39.8
Other comprehensive income items:
- Foreign currency translation adjustments	26.9	17.9
- Minimum pension liability adjustment	(0.1)	-

Total comprehensive income	$44.3	$57.7

	For the nine months ended June 30,
	2003	2002

Net earnings	$136.9	$130.2
Other comprehensive income items:
- Foreign currency translation adjustments	33.7	4.8
- Minimum pension liability adjustment, net of taxes of $1.8 in fiscal 2003 and $0.3 in fiscal 2002	(6.1)	(0.3)

Total comprehensive income	$164.5	$134.7

Note 10 – Energizer participates in an ongoing Asset Securitization Program (Program) which results in attractive short-term rates and provides financing diversification. Under the structure of the Program, Energizer sells substantially all of its U.S. accounts receivable to its wholly owned, bankruptcy remote subsidiary, Energizer Receivables Funding Corporation (ERFC). ERFC then sells such accounts receivable to an outside party for a fraction of face value and retains a subordinated interest for the remaining value, less the financing cost.

Under accounting rules prescribed by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ERFC meets the definition of a Special Purpose Entity (SPE) and the sales of accounts receivable from Energizer to ERFC must be recorded as an "off balance sheet" sales transaction. As a result of such accounting, ERFC's retained interest in accounts receivable is classified in Other Current Assets on the Consolidated Balance Sheet (see Note 13). The following table details the balances related to the Program:

	June 30, 2003	September 30, 2002	June 30, 2002

Total outstanding accounts receivable sold to SPE	$133.9	$164.6	$162.5

Cash received by SPE from sale of receivables to a third party	61.0	-	50.0

Subordinated retained interest	72.9	164.6	112.5

Energizer's investment in SPE	72.9	164.6	112.5

If the Program was structured as a borrowing secured by accounts receivable rather than sales of accounts receivable, Energizer’s balance sheet would reflect additional accounts receivable, notes payable and lower other current assets as follows:

	June 30, 2003	September 30, 2002	June 30, 2002

Additional accounts receivable	$133.9	$164.6	$162.5

Additional notes payable	61.0	-	50.0

Lower other current assets	72.9	164.6	112.5

Note 11 – Energizer has certain guarantees that are required to be disclosed under FASB Interpretation No. 45. Energizer has arranged for letters of credit to be supplied by financial institutions to meet regulatory requirements for certain workers compensation and environmental obligations. Total letters of credit posted were $1.7 at June 30, 2003. Such letters expire annually; however will likely be renewed upon expiration in support of Energizer’s ongoing operations.

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

Energizer also has certain guarantees for the purchase of goods used in the production of its product with terms ranging from 4 to 8 years with a maximum amount of potential future payments of approximately $1.3.

Note 12 – A portion of goodwill related to the SWS acquisition that is allocated to the US and certain other countries will be deductible for tax purposes, with the amount to be determined upon final appraisal of net assets acquired. Changes in the carrying amount of goodwill for the period ended June 30, 2003 are as follows:

	North American	International	Razors &
	Battery	Battery	Blades	Total

Balance at October 1, 2002	$24.7	$12.7	$-	$37.4
Acquisition of SWS	-	-	412.2	412.2
Cumulative translation adjustment	-	0.6	7.2	7.8

Balance at June 30, 2003	$24.7	$13.3	$419.4	$457.4

The amount of intangible assets acquired from the SWS acquisition is as follows:

		Wtd-Average
		Amortization
	Amount Acquired	Period (in years)

To be amortized:
Tradenames	$10.5	9.8
Technology and patents	34.3	11.1
Customer-related	10.9	10.0

	55.7
Indefinite-lived:

Tradenames	60.7

Total acquired intangible assets	$116.4

Total intangible assets at June 30, 2003 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net

To be amortized:
Tradenames	$10.7	$(0.3)	$10.4
Technology and patents	34.7	(0.8)	33.9
Customer-related	11.0	(0.3)	10.7

	56.4	(1.4)	55.0
Indefinite-lived:

Tradenames	504.8	(365.9)	138.9

Total intangible assets	$561.2	$(367.3)	$193.9

Changes in indefinite lived intangible assets are currency related. Estimated amortization expense for amortized intangible assets is as follows:

For the year ended September 30, 2003	$2.7
For each year ended September 30, 2004 through 2008	5.6

Note 13 – Supplemental financial statement information is shown below:
	June 30,	September 30,	June 30,
	2003	2002	2002

Other current assets
Investment in SPE	$72.9	$164.6	$112.5
Miscellaneous receivables	47.0	21.3	15.4
Deferred income tax benefits	59.2	56.6	44.9
Prepaid expenses	74.8	63.5	55.7
Other	0.1	-	1.9

Total other current assets	$254.0	$306.0	$230.4

Other assets
Goodwill	$457.4	$37.4	$37.3
Other intangible assets	193.9	73.9	74.4
Pension asset	119.0	117.9	114.3
Deferred charges and other assets	29.3	15.3	21.0

Total other assets	$799.6	$244.5	$247.0

Other current liabilities
Accrued advertising, promotion and allowances	$202.0	$141.4	$139.0
Accrued salaries, vacations and incentive compensation	77.9	69.4	60.7
Other	93.2	94.8	88.3

Total other current liabilities	$373.1	$305.6	$288.0

Other non-current liabilities
Pension, other retirement benefits and deferred compensation	$203.3	$139.6	$148.1
Deferred taxes	62.0	31.0	7.4
Other non-current liabilities	29.6	18.1	20.2

Total other non-current liabilities	$294.9	$188.7	$175.7

Note 14 – The detail of Energizer’s long-term debt is as follows:

	June 30, 2003	September 30, 2002	June 30, 2002

Private Placement, fixed interest rates ranging from 7.8% to 8.0%, due 2005 to 2010	$160.0	$175.0	$175.0
Private Placement, fixed interest rates ranging from 2.3% to 4.3%, due 2006 to 2013	375.0
Private Placement, variable interest at LIBOR + 65 to 75 basis points, or currently
ranging from 1.7% to 1.8%, due 2008 to 2013	325.0
Revolving Credit Facility, variable interest rate currently 2.1%, due 2006	148.0	-	-

	1,008.0	175.0	175.0
Less current portion	-	15.0	15.0

Total long-term debt	$1,008.0	$160.0	$160.0

Energizer maintains total committed debt facilities of $1,160.0, of which $152.0 remained available as of June 30, 2003.

Aggregate maturities on all long-term debt are as follows: $110.0, $163.0, $35.0 and $85.0 in fiscal 2005, 2006, 2007 and 2008, respectively.

Note 15 – In May 2002, Energizer’s Board of Directors approved a plan authorizing the repurchase of up to 5.0 million shares of Energizer’s common stock. In the nine months ended June 30, 2003, approximately 5 million shares were purchased. In July 2003, Energizer’s Board of Directors authorized the repurchase of an additional 10.0 million shares of its common stock. The repurchases will be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 16 –The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Energizer adopted SFAS 143 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides guidance on the accounting for the impairment or disposal of long-lived assets. Energizer adopted SFAS 144 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Energizer adopted SFAS 145 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements.

The FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. Energizer adopted SFAS 146 as of the beginning of the current fiscal year, which did not have a material effect on its financial statements, but it may change the period in which future restructuring provisions, if any, are recorded.

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FAS 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require certain disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results. Energizer applies APB 25 at this time and adopted the disclosure provisions of this statement in the beginning of the current fiscal year, as found in Note 5 above.

The FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the disclosures about certain guarantees to be made by a guarantor in its interim and annual financial statements. Also, FIN 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, but does not prescribe a specific approach for subsequently measuring the liability over its life. Recognition provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements ending after December 15, 2002. Energizer adopted FIN 45 as of the beginning of the current fiscal year, as found in Note 11 above, which did not have a material effect on its financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 will not have a material impact on Energizer's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as a liability (or an asset in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on Energizer’s consolidated financial statements.

Note 17 – On August 13, 2003, Energizer received a copy of a complaint filed by the Gillette Company in the Federal District Court for the District of Massachusetts alleging patent infringement in connection with the planned introduction of the QUATTRO men's shaving system, and seeking injunctive relief and monetary damages.  As of the date of this filing, Energizer has not completed its review and assessment of the complaint, and the probability of injunctive relief or liability, if any, cannot be determined with any certainty.  However, Energizer believes that it has meritorious defenses to the allegations.

Items 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk. (Dollars in millions)

Highlights / Operating Results
The following discussion is based on the historical results of Energizer Holdings, Inc. (Energizer), unless otherwise noted. On March 28, 2003, Energizer completed its acquisition of the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc.

Net earnings for the nine months ended June 30, 2003 were $136.9 or $1.59 per basic share and $1.55 per diluted share compared to $130.2, or $1.42 per basic share and $1.40 per diluted share for the same nine month period last year. The current nine month period includes additional product cost of $35.9, after tax, related to write-up of inventory acquired in the acquisition of SWS. The inventory write-up is discussed in further detail in Note 2 to the Condensed Financial Statements. The current nine months also include intellectual property rights income of $5.2 after taxes and a gain on the sale of an international property of $5.7, after taxes. Included in the prior nine month net earnings are restructuring provisions and related costs of $5.8 after taxes and a charge related to Kmart accounts receivable of $6.1 after taxes.

For the quarter ended June 30, 2003, net earnings were $17.5 or $.21 per basic share and $.20 per diluted share compared to $39.8, or $.44 per basic share and $.43 per diluted share for the quarter ended June 30, 2002. Included in the current quarter net earnings are the aforementioned inventory write-up, gain on sale of property and intellectual property rights income of $1.5 after taxes.

Net sales increased $231.7 for the nine months and $204.1 for the quarter, primarily as a result of the acquisition of SWS, which contributed $205.9 in sales. See the following section for comments on sales changes by segment.

Gross margin increased $73.0, or 13% for the nine months and $65.6, or 39% for the quarter, primarily due to the SWS acquisition. Gross margin percentage declined 2.1 percentage points to 42.8% for the current nine months and 3.8 percentage points to 39.6% for the quarter, primarily due to the inventory write-up related to the SWS acquisition.

Selling, general and administrative expenses increased $20.1, or 9% in the nine months and $36.1, or 50% for the quarter, mainly due to the SWS acquisition in the current quarter, partially offset by a gain on the sale of an international property of $5.7 in the current quarter and the absence of a $10.0 bad debt write-off related to Kmart’s bankruptcy recorded in the prior nine month period. Selling, general and administrative expenses as a percent of sales, including the items discussed above, were 16.5% and 18.2% in the current nine months and quarter, respectively, compared to 17.9% and 18.4% in the prior nine months and quarter, respectively.

Advertising and promotion expense increased $67.0, or 69% and $63.4, or 237% in the current nine months and quarter, respectively, primarily as a result of the acquisition of SWS. Advertising and promotion as a percent of sales was 10.7% and 15.2% in the current nine months and quarter, respectively, compared to 7.5% and 6.9% in the prior nine months and quarter, respectively. The increased percentage is primarily due to a higher rate of spending in razors and blades than in the battery segments.

Research and development expense increased $6.9, or 25% and $7.1, or 80% in the current nine months and quarter, respectively, primarily as a result of the acquisition of SWS. Research and development as a percent of sales was 2.2% and 2.7% in the current nine months and quarter, respectively, compared to 2.1% and 2.3% in the prior nine months and quarter, respectively. The increased percentage is primarily due to a higher SWS percentage than the battery segments.

Segment Results
Prior to the acquisition of SWS, Energizer’s operations were managed via four battery geographic segments. Beginning in the June 30, 2003 quarter, Energizer revised its operating segment presentation to conform to its revised organizational structure following the SWS acquisition. Energizer now has three segments: North America Battery, International Battery and Razors and Blades.

Energizer continues to report segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Energizer's operations are now managed via three major segments - North America Battery (the United States, Canada and Caribbean battery and lighting products), International Battery (Asia Pacific, Europe and South and Central America, including Mexico, battery and lighting products) and Razors and Blades (global razors, blades, and related products). Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Certain costs previously reported in General Corporate and Other Expenses that primarily support the battery business were allocated to the North America Battery and International Battery segments.

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial Statements for the nine months and quarters ended June 30, 2003 and 2002. All prior periods have been restated to conform to the current segment presentation.

North America Battery
Net sales for North America Battery were $765.6 for the current nine months, down $1.7 as unfavorable pricing and product mix was nearly offset by higher volume of non-alkaline products. Gross margin declined $18.8 for the current nine months as unfavorable pricing and product mix was only partially offset by increased sales of relatively lower margin non-alkaline products. Segment profit declined $8.0 for the current nine months as lower gross margin was partially offset by the absence of the $10.0 bad debt write-off related to Kmart’s bankruptcy in the prior year nine month period.

North America Battery sales for the quarter declined $14.2, or 6% on unfavorable pricing and product mix and lower alkaline volume. The third quarter of 2002 included approximately $19 of additional alkaline sales due to significant incremental shipments to a large customer following a packaging change and sell-in for incremental fourth quarter promotional displays. Excluding these items from the third quarter of 2002, the current quarter alkaline volume was flat, while non-alkaline products contributed $13.9 in incremental sales. Gross margin for the quarter decreased $12.4 primarily due to lower sales. Segment profit decreased $8.7 as lower gross margin was partially offset by lower advertising and promotion expense.

In the U.S., retail alkaline category units grew an estimated 2% compared to the same quarter last year, while category value decreased 6%, reflecting lower everyday pricing by retailers and continued promotions. Retailer consumption of Energizer’s alkaline products increased an estimated 5% in units and decreased an estimated 5% in value for the quarter. Energizer estimates its share of the alkaline battery market at approximately 30% for the quarter, roughly flat compared to the same quarter last year. Energizer estimates that overall retail inventory levels at June 30, 2003, are in line with seasonal normal levels.

International Battery
Net sales for International Battery were $557.5 for the current nine months, an increase of $27.5, or 5% on favorable currency impacts of $21.0 and favorable pricing and product mix. Alkaline unit volume to retail channels increased 3% offset by non-retail alkaline and carbon zinc unit volume declines. For the quarter, sales were $171.1, an increase of $12.4, or 8%, due to favorable currency impacts. Absent currencies, lower alkaline volume was offset by favorable pricing and product mix.

Segment profit increased $20.8, or 31% for the nine months and $5.7, or 28% for the quarter, with favorable currencies accounting for $9.8 and $6.8 of the increase, respectively. Excluding currency impacts, segment profit for the nine months increased $11.0 on favorable pricing and product mix and lower overhead and product costs, partially offset by higher advertising and promotion expense. Absent currencies, segment profit for the quarter declined $1.1, as higher advertising and promotion expense more than offset favorable pricing and product mix.

Battery Research and Development Expenses
Battery research and development expense was $26.9, or 2.0% of total battery sales for the current nine months compared to $27.2, or 2.1% of sales for the nine months last year. For the quarter, battery research and development expense was $8.8 versus $8.9 for the same quarter last year, representing 2.3% of total battery sales in both periods.

Razors and Blades
Energizer’s acquisition of SWS was completed on March 28, 2003; therefore, SWS is not included in the attached historical financial statements prior to the current quarter. The comparison of current year amounts are versus pro forma SWS results for the quarter ending June 30, 2002. Segment profit excludes inventory write-up, which is discussed in further detail in Note 2.

Razors and blades segment sales for the quarter were $205.9, an increase of $43.9 compared to the same quarter last year. The sales growth was primarily attributed to the North America launch of the SWS INTUITION women’s shaving system in April 2003 and favorable currency of $12.8, partially offset by lower sales of legacy SWS products.

Segment profit for the quarter was $16.6, an increase of $8.9 compared to pro forma profit for the same quarter last year, including favorable currency impacts of $3.3. The remaining increase related to sales due to the pipeline fill of INTUITION partially offset by heavy advertising and promotion to support the launch.

Looking forward, SWS will continue to support the INTUITION launch in North America and the rollout in select international markets. SWS plans to launch the QUATTRO men’s shaving system in the fall. Existing product sales will likely be negatively impacted by new product sales, however the amount of such decline is not possible to predict.

General Corporate and Other Expenses
Corporate and other expenses increased $1.4 for the nine months and $2.8 for the quarter primarily due to lower pension income, higher management costs, as well as costs related to the integration of SWS in the current quarter, partially offset by lower compensation costs related to incentive plans and stock price.

Restructuring Activity
In March 2002, Energizer adopted a restructuring plan to reorganize certain European selling affiliates. The plan involved terminating up to 64 sales and administrative employees resulting in a provision for restructuring of $6.7 pre-tax. During the nine months ended June 30, 2002, Energizer recorded total provisions for restructuring related to the plan described above of $4.5 pre-tax or $2.9 after-tax. The remaining cost of the plan was recorded in the fourth quarter of fiscal 2002.

As of June 30, 2003, 30 of a total of 64 employees have been terminated in connection with the 2002 Plan, with 3 terminated in the current quarter. Energizer expects to substantially complete all activities associated with the 2002 Plan by December 31, 2003.

During the nine months ended June 30, 2002, Energizer recorded a pre-tax provision for restructuring related to the plan described above of $4.5. Also, as part of other restructuring plans announced in the fourth quarter of fiscal 2001, Energizer recorded provisions for restructuring of $1.4 before taxes, as well as related costs for accelerated depreciation and inventory obsolescence of $2.6 before taxes in the prior nine months. The accelerated depreciation and inventory obsolescence are reflected in cost of products sold.

Total provisions for restructuring and related costs were $8.5 before taxes, $5.8 after taxes in the prior nine months. There were no provisions for restructuring recorded in the current nine months or quarter.

Activities impacting the restructuring reserve during the nine months ended June 30, 2003 are presented in Note 8 to the Condensed Financial Statements.

Intellectual Property Rights Income

In the quarter ended June 30, 2003, Energizer recorded income of $2.5 pre-tax, or $1.5 after-tax related to a one-time payment for a license of intellectual property rights. Such payment, together with a similar one-time payment earlier in the year resulted in total intellectual property rights income of $8.5 pre-tax, or $5.2 after-tax for the nine months ended June 30, 2003.

Interest Expense and Other Financing Costs
Interest and other financing items increased $1.2, or 7.1% for the current nine months reflecting lower financing costs in the first six months, partially offset by increases in the current quarter related to the incremental debt from the SWS acquisition. Energizer’s interest and other financing costs increased $6.2 in the current quarter primarily due to incremental debt related to the acquisition of SWS.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 29.5% for the current nine months. The current nine month income tax provision of $57.2, includes a tax benefit of $20.3 associated with the SWS inventory write-up. Excluding the inventory write-up, the current nine month tax rate was 31.0% compared to a tax rate of 35.5% for the same period last year. The improvement in the tax rate was primarily due to improved foreign operating results and an international property gain not subject to taxation.

The current quarter reflects an overall tax benefit of $4.3, which includes the aforementioned tax benefit for the SWS inventory write-up. Excluding the inventory write-up, income taxes for the current quarter were 23.1% compared to 31.3% for the same period last year. The tax rates for both the current and prior quarter included the reductions necessary to bring the tax rate for the nine months in line with expectations of the tax rate for the full year.

In the fourth quarter of fiscal 2003, Energizer will complete an evaluation of valuation allowances associated with deferred tax assets generated from operating losses in prior years. Such review may result in reversal of valuation allowances due to improved operating results in one or more countries, which would be reflected as a reduction in Energizer's reported tax provision and overall effective tax rate in the fourth quarter of fiscal 2003.

Schick-Wilkinson Sword Acquisition

On March 28, 2003, Energizer acquired the worldwide SWS business from Pfizer, Inc. for $930 plus costs of executing the acquisition and subject to adjustments based on acquired working capital level. The final assumed liabilities will likely include costs to exit certain pre-acquisition activities based on completion of specific evaluations and definitive exit plans.

SWS is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. SWS products are marketed in over 80 countries, accounting for an estimated 18% market share of the global wet shaving business. Its primary markets are Europe, the United States and Japan.

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

SWS’ results of operations are reflected in Energizer’s results beginning in the current quarter. See Note 2 to the Condensed Financial Statements for the pro forma sales, net earnings and earnings per share results if SWS had been part of Energizer’s results for the current and prior nine months and prior quarter.

Financial Condition
At June 30, 2003, working capital was $564.7, compared to $353.3 at September 30, 2002 and $345.9 at June 30, 2002. The increase in working capital is primarily due to the acquisition of SWS.

Energizer used a $550.0 bridge loan, together with currently existing available credit facilities and cash, to fund the SWS acquisition. Energizer refinanced the bridge loan into longer term financing in the current quarter. Energizer’s total borrowings were $1,060.1 at June 30, 2003. See Note 14 to the Condensed Financial Statements for more information on Energizer’s long-term debt. As of June 30, 2003, Energizer’s total debt and financing instruments tied to short-term interest rates (primarily LIBOR) were $586.1. An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $5.9.

A summary of Energizer’s significant contractual obligations is shown below. See Note 11 to the Condensed Financial Statements for discussion of letters of credit, loan guarantees and guarantees for purchase of goods used in production.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,008.0	$-	$273.0	$120.0	$615.0

Notes payable	52.1	52.1

Operating leases	79.5	13.0	24.0	17.5	25.0

Total	$1,139.6	$65.1	$297.0	$137.5	$640.0

Cash flow from operations was $315.9 for the nine months ended June 30, 2003, up $140.5 from the same period a year ago primarily due to sales of accounts receivable under a financing arrangement and improved cash flow from the battery segments. Cash used in investing activities includes the acquisition of SWS, as well as capital expenditures of $34.2 in the current nine month period compared to capital expenditures of $29.9 in the same nine month period last year. The increase in capital expenditures is primarily due to the inclusion of SWS, partially offset by lower spending in the battery business. Cash flow from financing activities includes financing described above related to the SWS acquisition and purchase of $131.4 of treasury stock in the current nine months. Energizer purchased approximately five million shares of treasury stock for the current nine month period, and in July, its Board of Directors authorized the repurchase of an additional ten million shares of its common stock. The repurchases will be made from time to time, on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Energizer’s borrowing facilities require it to maintain a debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of no more than 3.5 to 1.0. As of June 30, 2003, such ratio is 2.4 to 1.0. This ratio could increase if EBITDA earnings levels decline or if cash flow needs are greater than anticipated, which could result in a breach of the ratio covenant and consequent default on its borrowing facilities.

Energizer believes that cash flows from operating activities and periodic borrowings under available credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of Energizer’s credit facilities, and that it will be able to maintain all of its borrowing covenants, including the debt to EBITDA ratio, although no guarantee can be given in this regard.

Special Purpose Entity

Energizer generates accounts receivable from its customers through its ordinary course of business. Substantially all accounts receivable in the U.S. are routinely sold to Energizer Receivables Funding Corporation (the SPE), which is a wholly owned, bankruptcy remote subsidiary of Energizer. The SPE’s only business activities relate to acquiring and selling interests in Energizer’s receivables for which transactions are used as an additional source of liquidity. The SPE sells an undivided percentage ownership interest in each individual receivable to an unrelated party (the Conduit) and uses the cash collected on these receivables to purchase additional receivables from Energizer.

The trade receivables sale facility represents “off-balance sheet financing,” since the Conduit’s ownership interest in the SPE’s accounts receivable results in assets being removed from Energizer’s balance sheet, rather than resulting in a liability to the Conduit. Upon the facility’s termination, the Conduit would be entitled to all cash collections on the SPE’s accounts receivable until its purchased interest was repaid.

The terms of the agreements governing this facility qualify trade receivables sale transactions for “sale treatment” under generally accepted accounting principles. As such, Energizer is required to account for the SPE’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as short-term debt with a pledge of accounts receivable as collateral. Absent this “sale treatment,” Energizer’s balance sheet would reflect additional accounts receivable and short-term debt and lower other current assets. See further discussion in Note 10.

Market Risk

Energizer has interest rate risk with respect to interest expense on variable rate debt. A hypothetical 10% adverse change in all variable interest rates would have had an annual unfavorable impact, net of taxes of $0.7 on Energizer’s net earnings and cash flows based upon current debt levels. The primary interest rate exposures on variable rate debt are with respect to U.S. rates and short-term local currency rates in certain Asian and South and Central American countries.

Recently Issued Accounting Standards
See discussion in Note 16 to the Condensed Financial Statements.

Forward-Looking Statements
Statements in this document that are not historical, particularly statements regarding estimates of category growth, retailer consumption of Energizer’s products, Energizer’s market share, retailer inventory levels, sales of INTUITION women’s shaving system and the impact of new products on existing product sales, support of new product launches, Energizer’s anticipated full-year tax rate, the attractiveness of the wet shave products category, Energizer’s assessment of the SWS business, Energizer’s compliance with debt covenants regarding its debt to EBITDA ratio, its continuing ability to meet liquidity requirements, and the impact of adverse changes in variable interest rates, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer's actual results for future periods to differ materially from those anticipated or projected. Energizer’s estimates of battery category unit and value growth, retailer consumption of its battery products, Energizer market share and retailer inventory levels may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of Energizer’s estimates, or if those retailers elect to further contract their inventory levels. Unexpected declines in cash flows or margins, or increased competitive activity, could impact Energizer’s ongoing support of its new products, and future sales of INTUITION will depend upon continuing consumer acceptance, demand for competitive products and general economic conditions. Although it is likely that sales of new products will negatively impact sales of existing products, the actual impact cannot be predicted. Energizer’s overall tax rate for the year may be higher or lower than anticipated because of unforeseen changes in the tax laws or applicable rates, higher taxes on repatriated earnings, or changes in foreign loss estimates. General economic conditions, retailer pressure, and competitive activity may negatively impact the outlook for the wet shave products category. Because of that competitive activity, the SWS business may not be able to grow sales or margins, and could lose current market position. Opportunities to integrate SWS activities with Energizer’s, and to leverage Energizer operating strengths, may be limited. Energizer’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. The impact of adverse variable interest rate fluctuations may be more significant than anticipated. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its Annual Report on Form 10-K for the Year ended September 30, 2002, its quarterly report on Form 10Q for the period ended December 31, 2002, and its Current Reports on Form 8-K dated April 25, 2000, January 21, 2003, January 27, 2003, April 23, 2003 and May 30, 2003.

Item 4. Controls and Procedures

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

PART II – OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 – Legal Proceedings

The Company and its wholly owned subsidiary, Eveready Battery, Inc., were served with a lawsuit filed on May 19, 2003 in the Circuit Court for the 20 th Judicial Circuit in St. Clair County, Illinois by Amy Lynn Niehaus, individually and on behalf of all others similarly situated. The lawsuit petitions the court to order that it be maintained as a class action on behalf of all present and past customers of the defendants that acquired Eveready’s “Heavy Duty” or “Super Heavy Duty” carbon zinc batteries. The lawsuit alleges that the labeling of carbon zinc batteries in such manner was false and misleading and in violation of various state consumer protection statutes, and seeks compensatory and punitive damages, costs and attorneys’ fees in an amount less than $75,000 per plaintiff or class member. The Company and Eveready believe that they have meritorious defenses to the complaint, and have jointly filed a Motion to Dismiss, as well as a Motion to Transfer Venue. The proceeding is in a preliminary stage and may proceed for a protracted period of time; accordingly, the amount of eventual liability, if any, from the proceeding cannot be determined with certainty. However, in the opinion of the Company’s management, based upon the information presently known, the ultimate liability of the Company and Eveready, if any, arising from the pending legal proceeding, should not be material to the financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

Item 6—Exhibits and Reports on Form 8-K

(a)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

10(i)	Form of Amended Change of Control Employment Agreement dated May 19, 2003*
10(ii)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
10(iii)	Form of Non-Qualified Stock Option dated May 19, 2003*
10(iv)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
10(v)	Form of Indemnification Agreement dated May 19, 2003*
10(vi)	Facility Agreement dated July 25, 2003 for Energizer Asia Investments PTE, Ltd., with Citicorp Investment Bank (Singapore) Limited as Agent
10(vii)
Revolving Credit Agreement dated as of June 27, 2003 between Energizer Holdings, Inc. and Bank One, N.A. as Administrative Agent, Citibank, N.A. as Syndication Agent, and Bank of America, N.A. as Documentation Agent

10(viii)	Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003
31(i)	Section 302 Certification of Chief Executive Officer
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
32(i)	Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

*Denotes a management contract or compensatory plan or arrangement.

(b)    On July 30, 2003, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to earnings results for the third quarter of fiscal 2003. A Statement of Earnings for the quarter and nine months ended June 30, 2003 was filed with the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
Registrant

By:
Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer
Date: August 14, 2003