Form 10-Q/A
period 2003-06-30
ENERGIZER HOLDINGS INC
filed 2003-08-20
CIK 1096752

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

PART II – OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

Registrant is amending this Report on Form 10-Q solely for the purpose of filing Exhibits 10(i) through 10(v), which were inadvertently not filed with the initial Report on Form 10-Q which is amended hereby .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
Registrant

By:
Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer
Date: August 19, 2003

Exhibit Index

10(i)    Form of Amended Change of Control Employment Agreement dated May 19, 2003*
10(ii)    Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
10(iii)    Form of Non-Qualified Stock Option dated May 19, 2003*
10(iv)    Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
10(v)    Form of Indemnification Agreement dated May 19, 2003*