Form 10-K
period 2003-09-30
ENERGIZER HOLDINGS INC
filed 2003-12-15
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003
Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.
(Exact name of Registrant as Specified in its Charter)

Missouri	43-1863181
(State of Incorporation)	(I.R.S. Employer Identification No.)

533 Maryville University Drive	(314) 985-2000
St. Louis, Missouri 63141	(Registrant's telephone number)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Energizer Holdings, Inc. Common Stock, par value $.01 per share	New York Stock Exchange, Inc.
Energizer Holdings, Inc. Common Stock Purchase Rights	New York Stock Exchange, Inc

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

Yes:  X    No:

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on November 1, 2003: $2,932,302,826.

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on March 31, 2003, the last day of the Registrant’s most recently completed second quarter: $1,997,940,229.

(Excluded from these figures is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on December 12, 2003: 82,602,459.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Energizer Holdings, Inc. 2003 Annual Report (Parts I and II of Form 10-K).

2.    Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 12, 2003 (Part III of Form 10-K).

PART I

Item 1.    Business.

General

Energizer Holdings, Inc., incorporated in Missouri in 1999, is one of the world’s largest manufacturers of primary batteries and flashlights and a global leader in the dynamic business of providing portable power. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spinoff to shareholders of Ralston Purina Company.

Energizer is the successor to over 100 years of expertise in the battery and lighting products industry. Its brand names "Eveready" and "Energizer" have worldwide recognition for quality and dependability, and are marketed and sold in more than 150 countries.

On March 28, 2003, Energizer completed the acquisition of the Schick-Wilkinson Sword business of Pfizer, Inc. Schick-Wilkinson Sword is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products, which currently includes the "Intuition" and "Silk Effects" women’s shaving systems and the "Quattro", "Xtreme 3" and "Protector" men’s shaving systems, as well as the "Xtreme 3", "Slim Twin" and "Extra II" disposables, has been well-known for over 75 years, with a reputation for high quality and innovation in shaving technology. Schick-Wilkinson Sword products are marketed and sold in more than 80 countries.

Energizer’s subsidiaries operate 26 manufacturing and packaging facilities in 16 countries on five continents, and employ 4,152 employees in the United States and 10,450 in foreign jurisdictions.

Principal Products

Energizer’s subsidiaries manufacture and market a complete line of primary alkaline and carbon zinc batteries, miniature batteries, specialty photo lithium batteries, and flashlights and other lighting products. Although the rechargeable battery manufacturing and assembly business, which produced rechargeable batteries for sale to manufacturers of rechargeable equipment, was sold in November of 1999, Energizer continues to market a line of rechargeable batteries for retail sale to consumers. Energizer believes it has one of the industry’s most extensive product lines. "Energizer" brand alkaline batteries are the most popular and widely used in the array of Energizer products. The batteries are offered in 1.5 volt, 4.5 volt, 6 volt and 9 volt configurations, and are available in the standard selection of sizes, including AA, AAA, AAAA, C, D and 9 volt sizes. In the summer of 2000, Energizer introduced a super-premium alkaline battery under the brand name "Energizer e 2 ", as well as a value-priced alkaline battery under the name "Eveready Alkaline." In 2001, it relaunched its base alkaline brand as "Energizer Max." Energizer also produces or distributes:

  "Energizer Industrial" batteries in three models targeted for non-consumer industrial applications;
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

Energizer is also the world’s largest manufacturer of portable lighting devices, offering more than 60 different lighting products for consumer and industrial use.

Energizer’s Schick-Wilkinson Sword wet shave business, acquired in 2003, manufactures and/or markets a range of razor systems (i.e. razor handle with refillable blades) and disposable shave products for men and women in all major global markets, as well as shaving products such as lotions and shaving creams, and, at a facility in the United Kingdom, ceremonial swords. It currently holds the #2 position globally in the wet shave industry. In the spring of 2003, Schick-Wilkinson Sword introduced the "Intuition" women’s shaving system, a revolutionary system containing a skin-conditioning solid which lathers when wet, as well as a pivoting triple bladed razor. In September of 2003, it introduced the "Quattro" men’s shaving system, the world’s first four-bladed razor, with conditioning strips and an ergonomically designed handle.

Sources and Availability of Raw Materials

The principal raw materials used in Energizer’s businesses – electrolytic manganese dioxide, zinc, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, plastic and various packaging materials, for wet shave products, -- are sourced on a regional or global basis. Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time, but cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

Energizer’s management has extensive experience in purchasing raw materials in the commodity markets. From time to time, management has taken positions in various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

Energizer’s battery and lighting products and wet shave products are marketed primarily through a direct sales force to mass merchandisers, wholesalers and other customers, but also through exclusive and non-exclusive distributors and rack jobbers of consumer packaged goods products. Third party food brokers may be used to make headquarters contacts in the retail food industry and to merchandise Energizer’s products at retail locations. In the United States, the direct sales team for batteries has been reorganized into a Customer Management Team focused on key business accounts in several categories, including food, mass merchandise and specialty. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, account for more than ten percent of Energizer’s sales. For fiscal year 2003, those customers accounted for, in the aggregate, approximately 15.8% of Energizer’s sales.

Patents, Technology and Trademarks

Energizer’s operating subsidiaries own a number of trademarks which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include "Eveready", "Energizer", "Energizer Advanced Formula", "Energizer e 2 ", "Energizer Max", "Schick", "Wilkinson Sword", "Intuition", "Quattro", "Xtreme 3", "Protector", "Lady Protector", "Silk Effects", the Energizer Bunny and the Energizer Man character.

Energizer’s ability to compete effectively in the battery and wet shave industries depends in part on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. Energizer’s subsidiaries own or license from third parties a considerable number of patents, patent applications and other technology which Energizer believes are extremely significant to its business. These primarily relate to battery product and lighting device improvements, additional battery product features, shaving product improvements and additional features, and manufacturing processes.

As of September 30, 2003, Eveready Battery Company, Inc., a subsidiary of Energizer, owned (directly or beneficially) approximately 486 unexpired United States patents which have a range of expiration dates from September, 2003 to November, 2021], and had approximately 209 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2003, Eveready owned (directly or beneficially) approximately 1579 foreign patents and had approximately 661 patent applications pending in foreign countries.

Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Eveready cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

Seasonality

The battery business, particularly in North America, tends to be seasonal, with large purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during late summer and autumn. The wet shave business does not exhibit seasonal variability.

Competition

Both the battery business and the wet shave business are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

Energizer competes in the domestic and global battery markets which have been, in the past, high growth markets. The alkaline battery segment, both in the United States and worldwide, has been the fastest growing segment of the primary battery market. More recently, growth of the battery market, as well as the alkaline segment, has moderated and in some instances declined, primarily because of local economic conditions. Energizer’s principal battery competitors in the United States are Duracell International, Inc., a subsidiary of The Gillette Company, and Rayovac Corporation. Private-label sales by large retailers have also been growing in significance. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

The global shaving products business, comprised of wet shave blades and razors, electric shavers, lotions and creams, is one of the fastest-growing consumer product segments worldwide. The wet shave segment of that business, the segment in which Energizer participates, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets with demographic trends that result in a stable, predictable number of shaving consumers. These markets are expected to rely primarily on new premium priced product introductions for growth. As a result of demographic trends, however, there is a significant growth trend predicted for the wet shave segment in Latin American, Asian and Eastern European countries. Energizer’s principal competitors in the wet shave business worldwide are The Gillette Company, which is the leading company in the global wet shave segment, and Bic Group, which competes in the disposable segment only.

Energizer has a significant market position in most geographic markets in which it competes.

Governmental Regulation and Environmental Matters

The operations of Energizer, like those of other companies engaged in the battery and shaving products businesses, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations primarily relate to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal.

Energizer has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to seven federal "Superfund" sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRPs are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of Energizer and the other PRPs at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRPs and other site users.

The amount of Energizer’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used.

In addition, Energizer undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in November, 1999. Responsibility for those programs was assumed by the buyer at the time of the divestiture. In 2001, the buyer, as well as its operating subsidiary which owns and operates the Gainesville facility, filed petitions in bankruptcy. In the event that the buyer and its affiliates become unable to continue the programs to reduce or eliminate contamination, Energizer could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site. Under the terms of the Reorganization Agreement between Energizer and Ralston Purina Company, however, which has been assumed by an affiliate of The Nestle Corporation, Ralston’s successor is obligated to indemnify Energizer for 50% of any such liabilities in excess of $3 million.

Under the terms of the Stock and Asset Purchase Agreement between Pfizer, Inc. and Energizer, relating to the acquisition of the Schick-Wilkinson Sword business, environmental liabilities related to pre-closing operations of that business, or associated with properties acquired, are generally retained by Pfizer. Certain specifically identified liabilities are subject to time limitations varying from 2 years to 10 years following closing with respect to various classes or types of liabilities, minimum thresholds for indemnification by Pfizer, and maximum limitations on Pfizer’s liability, which thresholds and limitations also vary with respect to various classes or types of liabilities.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, Energizer believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $9.7 million for estimated liabilities at September 30, 2003, should not be material to its financial position. Such liability could, however, be material to results of operations or cash flows for a particular quarter or year.

Available Information

Energizer regularly files periodic reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. These filings are available free of charge on Energizer’s website, at www.energizer.com , as soon as reasonably practicable after their electronic filing with the SEC.

Other Matters

The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - BUSINESS OVERVIEW" on page 10, "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - HIGHLIGHTS" on page 11, "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES" on pages 15 through 16, "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS - Segment Results" on pages 11 through 13, "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - OPERATING RESULTS – Research and Development" on page 11, "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Segment Information" on pages 42 through 44, of the Energizer Holdings, Inc. 2003 Annual Report, are hereby incorporated by reference.

Item 2.     Properties

A list of Energizer’s principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2003, based on Energizer’s current operating mode, alkaline manufacturing facilities were utilized on average 84%; however, based on a 100% 7/24 mode, alkaline utilization would be at 70% of capacity. Energizer’s carbon zinc facilities were utilized on average at approximately 63%. Wet shave products manufacturing facilities were utilized, on average, at approximately 69% of capacity.

BATTERY PRODUCTS

North America	Europe
Asheboro, NC (2)	Caudebec Les Elbeuf, France (1)(5)
Bennington, VT	La Chaux-de-Fonds, Switzerland
Garretsville, OH	Slany, Czech Republic (1)
Marietta, OH	Tanfield Lea, U.K. (1)
Maryville, MO	St. Albans, VT
Walkerton, Ontario, Canada (5)
Westlake, OH (3)	Africa
Alexandria, Egypt
Asia	Nakuru, Kenya (4)
Bogang, People’s Republic of China (1)
Cimanggis, Indonesia	ADMINISTRATIVE AND
Ekala, Sri Lanka	EXECUTIVE OFFICES
Johor, Malaysia	St. Louis, Missouri (1)
Jurong, Singapore
Mandaue Cebu, Philippines
Tianjin, People’s Republic of China

WET SHAVE PRODUCTS
North America	Europe
Milford, CT	Acton, U.K. (6)
Solingen, Germany
South America
Caracas, Venezuela	Asia
Guangzhou, People’s Republic of China

In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased        (2) Two plants        (3)Research facility
(4) Less than 20% owned interest        (5) Bulk packaging or labeling
(6) Ceremonial Sword manufacturing only

Item 3.     Legal Proceedings

The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new "Quattro" men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. On August 29, 2003, the Gillette Company filed a motion for a preliminary injunction. The Company believes that it has meritorious defenses to the action, and has filed a response to the lawsuit denying Gillette’s allegations and asserting several affirmative defenses, including that Gillette's patent is invalid and unenforceable. The Company has also filed a motion opposing the request for preliminary injunction, which was argued at a hearing in early November.

The Company and its wholly owned subsidiary, Eveready Battery, Inc., were served with a lawsuit filed on May 19, 2003 in the Circuit Court for the 20 th Judicial Circuit in St. Clair County, Illinois by Amy Lynn Niehaus, individually and on behalf of all others similarly situated. The lawsuit petitions the court to order that it be maintained as a class action on behalf of all present and past customers of the defendants that acquired Eveready’s "Heavy Duty" or "Super Heavy Duty" carbon zinc batteries. The lawsuit alleges that the labeling of carbon zinc batteries in such manner was false and misleading and in violation of various state consumer protection statutes, and seeks compensatory and punitive damages, costs and attorneys’ fees in an amount less than $75,000 per plaintiff or class member. The Company and Eveready believe that they have meritorious defenses to the complaint, and have jointly filed a Motion to Dismiss, as well as a Motion to Transfer Venue.

Energizer and its subsidiaries are parties to a number of other legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters, including those described above, are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to Energizer’s financial position, taking into account established accruals for estimated liabilities. These liabilities, however, could be material to results of operations or cash flows for a particular quarter or year.

See also the discussion captioned "Governmental Regulation and Environmental Matters" under Item 1 above.

Item 4.      Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4a     Executive Officers Of The Registrant.

A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2003.

J. Patrick Mulcahy - Chief Executive Officer of Energizer since March, 2000. Mr. Mulcahy joined Ralston Purina Company in 1968 and has served as Chairman of the Board and Chief Executive Officer of Eveready Battery Company, Inc. since 1987. Mr. Mulcahy served as co-Chief Executive Officer and co-President of Ralston Purina Company from October, 1997 to June, 1999. He served as Ralston’s Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; and Division Vice President, Director of Marketing, Grocery Products Group, 1980-81. Age: 59.

William P. Stiritz - Chairman of the Board of Directors of Energizer and Chairman of the Management Strategy and Finance Committee since March, 2000. Mr. Stiritz joined Eveready Battery Company, Inc. in 2000, at the time of the Company’s spin-off from Ralston Purina Company. From 1982 to 1997, he served as Chief Executive Officer and Chairman of the Board of Ralston Purina Company, and from 1998 to 2001, he served as Chief Executive Officer, President and Chairman of the Board of Agribrands International, Inc. Age: 69.

Patrick C. Mannix - President of Energizer since March, 2000. Mr. Mannix joined the Eveready Battery Division of Union Carbide Corporation in 1963, and has served as President of Eveready Battery Company, Inc. since 1998. Mr. Mannix served as President of Eveready Battery Company, Inc., Specialty Business from 1995-98, as Executive Vice President, Eveready Battery Company, International from 1991-95, and as Area Chairman, Asia Pacific operations, Eveready Battery Company from 1985-91. Age: 58.

Ward M. Klein – President, International since March, 2002. Mr. Klein joined Ralston Purina Company in 1979. Prior to his current position he served as President and Chief Operating Officer – Asia Pacific and PanAm from 2000 to 2002, as Vice President – Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 48.

Joseph McClanathan - President, North America since March, 2002. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. Prior to his current position, he served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 51.

Joseph E. Lynch – President, Schick-Wilkinson Sword since March, 2003. Mr. Lynch became an officer of Energizer upon the acquisition of the Schick-Wilkinson Sword business on March 28, 2003. Prior to that time, he served as the President of the Schick-Wilkinson Sword division of Pfizer, Inc. and its predecessor in interest, Warner-Lambert Company since November, 2000. He joined Warner-Lambert in 1995 as Vice President and Controller, and served in that position until being appointed to the Schick position in 2000. Age: 52.

Daniel J. Sescleifer - Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 41.

Gayle G. Stratmann - Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 47.

Peter J. Conrad - Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 43.

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters.

Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of September 30, 2003, there were 16,037 shareholders of record of the ENR Stock.

The following table sets forth the range of market prices for the ENR Stock for the period from September 30, 2001 to September 30, 2003. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2004.

Market Price Range

	FY2002	FY2003
First Quarter	$15.52 - $19.05	$24.23- $31.74
Second Quarter	$18.98 - $23.75	$22.46- $29.20
Third Quarter	$22.23 - $29.34	$25.20- $32.15
Fourth Quarter	$21.40 – $31.90	$30.68- $38.27

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.      Selected Financial Data.

The "ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION" appearing on page 20 of the Energizer Holdings, Inc. 2003 Annual Report is hereby incorporated by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 19 and the information appearing under "ENERGIZER HOLDINGS, INC – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Segment Information" on pages 42 through 44 of the Energizer Holdings, Inc. 2003 Annual Report is hereby incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS" on pages 17 through 18 of the Energizer Holdings, Inc. 2003 Annual Report is hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements of Energizer and its subsidiaries appearing on pages 22 through 25, together with the report thereon of PricewaterhouseCoopers LLP on page 21, and the supplementary data under "ENERGIZER HOLDINGS, INC. – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Quarterly Financial Information (Unaudited)" on page 44 of the Energizer Holdings, Inc. 2003 Annual Report are hereby incorporated by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.     Controls and Procedures.

J. Patrick Mulcahy, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2003, the end of the Company’s 2003 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information regarding directors on pages 3 through 5 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2003 is hereby incorporated by reference.

The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. To the best of the Company’s knowledge, all of the filings for the Company’s executive officers and directors were made on a timely basis in 2003.

The Company has adopted a code of ethics that is applicable to all of its directors, executive officers and employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller. The Company’s code of ethics has been posted on the Company’s website at www.energizer.com .

Item 11.    Executive Compensation.

Information appearing under "Executive Compensation" on pages 11 through 20, "Nominating and Executive Compensation Committee Report on Executive Compensation" on pages 20 through 25, "Performance Graph" on page 27, "Common Stock Ownership of Directors and Executive Officers" on pages 9 through 10, and the information under "Board of Directors Standing Committees" on page 5, "Director Compensation" on page 6 and "Compensation Committee Interlocks and Insider Participation on page 7 of the Energizer Holdings, Inc. Company Notice of Annual Meeting and Proxy Statement dated December 9, 2003 is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 9 and "Common Stock Ownership of Directors and Executive Officers" on pages 9 through 10 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2003 is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of September 30, 2002

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a), and as noted below.)

Equity compensation plans approved by security holders	7,118,362	$19.75	4,873,970

Equity compensation plans not approved by security holders	None	NA	None

Total	7,118,362	$19.75	4,873,970

Note: in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, 651,000 restricted stock equivalents, as well as the opportunity to receive 30,000 restricted stock equivalents, have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan, Energizer’s only equity compensation plan, other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. These equivalents vest over a three-year period following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, unless the recipient elected, in advance, to defer conversion until retirement or termination of employment. In addition, in 2003, 272,000 restricted stock equivalents, which vest over a nine-year period following grant, at which time they convert, on a one-for-one basis, into shares of ENR Stock, were also granted under the terms of the 2000 Incentive Stock Plan. The number of securities indicated in column (c) reflects not only the exclusion of securities which will be issued upon exercise of outstanding options, warrants and rights, but also the exclusion of securities which will be issued upon conversion of restricted stock equivalents which have been granted, or for which an opportunity to receive such equivalents has been granted.

Item 13.    Certain Relationships and Related Transactions.

Information appearing under "Certain Relationships and Related Transactions" on page 7 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2003, is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

Information appearing under "Selection of Auditors" on pages 7 through 8 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2003, is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.   Documents filed with this report:

a.  Financial statements previously incorporated by reference under Item 8 herein.

-Report of Independent Accountants.
-Consolidated Statement of Earnings -- for years ended September 30, 2003, 2002 and 2001.
-Consolidated Balance Sheet -- at September 30, 2003 and 2002.
-Consolidated Statement of Cash Flows -- for years ended September 30, 2003, 2002, and 2001.
-Consolidated Statement of Shareholders Equity -- at September 30, 2003, 2002 and 2001.
-Notes to Financial Statements.

b.   Reports on Form 8-K.

On July 30, 2003, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to earnings results for the third quarter of fiscal 2003. A Statement of Earnings for the quarter and nine months ended June 30, 2003 was filed with the Current Report on Form 8-K.

On November 11, 2003, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to earnings results for its fourth fiscal quarter, and fiscal year, ended September 30, 2003. A Statement of Earnings for the quarter and year ended September 30, 2003 was filed with the Current Report on Form 8-K.

c.     Exhibits Required by Item 601 of Regulation S-K

(i)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

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
10(xvi)   Financial Planning Plan*
10(xvii)   Executive Group Personal Excess Liability Insurance Plan*
10(xviii)   Executive Retiree Life Plan*
10(xix)    Supplemental Executive Retirement Plan*

(ii)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2000.

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
10(iii)    Form of Non-Qualified Stock Option dated May 8, 2000*
10(iv)    Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*
10(v)    Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*
10(vi)    Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*

(iii)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year Ended September 30, 2000.

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
10(iii)    Energizer Holdings, Inc. Non-Qualified Deferred Compensation Plan, as amended September 18, 2000*
10(iv)    Form of Letter for Deferral of 2000 Bonus Award dated 3/30/00*
10(v)    Form of Letter for Deferral of 2000 Bonus Award dated 12/6/00*
10(vi)    Form of Indemnification Agreement*

(iv)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2000.

10(i)    Form of Non-Qualified Stock Option dated November 20, 2000*
10(ii)    Form of 2000 Restricted Stock Equivalent Agreement dated November 20, 2000*

(v)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year Ended September 30, 2001.

10(i)    Amended Change of Control Employment Agreement dated November 19, 2001*
10(ii)    Revised Negotiated Employment Agreement and General Release*
10(iii)    Form of Energizer Holdings, Inc. Deferred Compensation Plan 2001 Election Form*
10(iv)    Form of Acknowledgement for Deferral of Fiscal Year 2001 Incentive Plan Bonus*

(vi)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year ended September 30, 2002. filed with this report.

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
10(iii)    Form of 2000 Restricted Stock Equivalent Award Agreement dated September 23, 2002*
10(iv)    Form of Indemnification Agreement dated October 15, 2002*
10(v)    Form of Energizer Holdings, Inc. Deferred Compensation Plan 2002 Election Form*
10(vi)    Form of Acknowledgement for Deferral of Fiscal Year 2002 Incentive Plan Bonus*

(vii)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2002.

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

(viii)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended March 31, 2003.

10(i)    Form of Non-Qualified Stock Option dated March 17, 2003*
10(ii)    Form of Non-Qualified Stock Option dated March 28, 2003*
10(iii)    Form of Change of Control Employment Agreement dated March 28, 2003*

(ix)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2003.

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
10(viii)    Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003

(x)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

10(i)    Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003.
10(ii)    Form of Energizer Holdings, Inc. Deferred Compensation Plan 2003 Election Forms*
10(iii)    Form of Acknowledgement for Deferral of Fiscal Year 2003 Incentive Plan Bonus*
13    Pages 10 to 44 of the Energizer Holdings, Inc. 2003 Annual Report, which are incorporated herein by reference, are filed herewith
21    Subsidiaries of Registrant
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

ENERGIZER HOLDINGS, INC.

By:
J. Patrick Mulcahy
Chief Executive Officer

Date:   December 15, 2003

Signature	Title

/s/ Daniel J. Sescleifer Daniel J. Sescleifer	Executive Vice President and Chief Financial Officer

/s/ Mark A. Schafale Mark A. Schafale	Vice President and Controller

/s/ William P. Stiritz William P. Stiritz	Chairman of the Board of Directors

/s/ William H. Danforth Dr. William H. Danforth	Director

/s/ F. Sheridan Garrison F. Sheridan Garrison	Director

/s/ R. David Hoover R. David Hoover	Director

/s/ John E. Klein John E. Klein	Director

/s/ Richard A. Liddy Richard A. Liddy	Director

/s/ W. Patrick McGinnis W. Patrick McGinnis	Director

/s/ Joe R. Micheletto Joe R. Micheletto	Director

/s/ Pamela Nicholson Pamela Nicholson	Director

/s/ John R. Roberts John R. Roberts	Director