Form 10-Q
period 2003-12-31
ENERGIZER HOLDINGS INC
filed 2004-02-11
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2003

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

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 31, 2004:

                              81,454,264

PART I - FINANCIAL INFORMATION

ENERGIZER HOLDINGS, INC. CONSOLIDATED STATEMENT OF EARNINGS (Condensed) (Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2003	2002

Net sales	$811.7	$572.4

Cost of products sold	402.5	307.7
Selling, general and administrative expense	129.4	75.6
Advertising and promotion expense	92.7	47.2
Research and development expense	16.1	8.8
Intellectual property rights income	-	(6.0)
Interest expense	7.2	4.4
Other financing items, net	(1.9)	(0.3)

Earnings before income taxes	165.7	135.0

Income tax provision	(50.7)	(48.6)

Net earnings	$115.0	$86.4

Basic earnings per share	$1.37	$0.98
Diluted earnings per share	$1.32	$0.95

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$115.0	$86.4
Other comprehensive income, net of tax
Foreign currency translation adjustments	43.0	7.5
Minimum pension liability change, net of tax of
$0.2 in fiscal 2004 and $1.8 in fiscal 2003	(0.6)	(5.9)

Total comprehensive income	$157.4	$88.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC. CONSOLIDATED BALANCE SHEET (Condensed) (Dollars in millions--Unaudited)

	December 31,	September 30,	December 31,
	2003	2003	2002

Assets

Current assets
Cash and cash equivalents	$88.5	$71.7	$134.0
Trade receivables, less allowance for doubtful
accounts of $11.0, $9.8 and $7.3, respectively	496.5	432.3	271.3
Inventories	401.0	430.6	296.4
Other current assets	327.8	308.5	335.7

Total current assets	1,313.8	1,243.1	1,037.4

Property at cost	1,370.5	1,339.1	1,051.5
Accumulated depreciation	(664.9)	(637.9)	(601.8)

	705.6	701.2	449.7

Goodwill	345.2	330.2	37.6
Intangible assets	312.9	308.8	74.6
Other assets	149.9	148.8	139.0

Total	$2,827.4	$2,732.1	$1,738.3

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$20.0	$20.0	$15.0
Notes payable	74.1	66.1	75.7
Accounts payable	178.7	213.2	90.2
Other current liabilities	512.3	428.2	418.7

Total current liabilities	785.1	727.5	599.6

Long-term debt	910.2	913.6	160.0

Other liabilities	290.4	283.0	201.7

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	814.0	811.9	790.6
Retained earnings	480.9	367.1	288.3
Treasury stock	(412.7)	(288.1)	(192.1)
Accumulated other comprehensive loss	(41.5)	(83.9)	(110.8)

Total shareholders equity	841.7	808.0	777.0

Total	$2,827.4	$2,732.1	$1,738.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Condensed) (Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2003	2002

Cash flow from operations
Net earnings	$115.0	$86.4
Non-cash items included in income	34.3	17.7
Changes in assets and liabilities used in operations	8.0	40.7
Other, net	1.0	(1.6)

Net cash flow from operations	158.3	143.2

Cash flow from investing activities
Property additions	(18.7)	(5.9)
Proceeds from sale of property	0.2	0.5
Other, net	(1.6)	-

Net cash used by investing activities	(20.1)	(5.4)

Cash flow from financing activities
Principal payments on long-term debt (including
current maturities)	(6.4)	-
Net increase/(decrease) in notes payable	7.4	(22.5)
Treasury stock purchases	(127.9)	(18.0)
Other, net	2.9	1.9

Net cash used by financing activities	(124.0)	(38.6)

Effect of exchange rate changes on cash	2.6	0.9

Net increase in cash and cash equivalents	16.8	100.1

Cash and cash equivalents, beginning of period	71.7	33.9

Cash and cash equivalents, end of period	$88.5	$134.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2003
(Dollars in millions, except per share data – Unaudited)

Note 1 – The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (Energizer) for the year ended September 30, 2003.

Note 2 – Energizer applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its stock-based compensation. Charges to net earnings for stock-based compensation under APB 25 were $0.4 and $0.6 for each of the quarters ending December 31, 2003 and 2002, respectively. Had cost for stock-based compensation been determined based on the fair value method set forth under Statement of Financial Accounting Standards (SFAS) 123, charges to net earnings would have been an additional $1.2 and $1.5 for the quarters ended December 31, 2003 and 2002, respectively. Pro forma amounts shown below are for disclosure purposes only and may not be representative of future calculations.

	Quarter Ended
	December 31,
	2003	2002

Net earnings/(loss):
As reported	$115.0	$86.4
Pro forma adjustments	(1.2)	(1.5)

Pro forma	$113.8	$84.9

Basic earnings/(loss) per share:
As reported	$1.37	$0.98
Pro forma adjustments	(0.01)	(0.02)

Pro forma	$1.36	$0.96

Diluted earnings/(loss) per share:
As reported	$1.32	$0.95
Pro forma adjustments	(0.01)	(0.02)

Pro forma	$1.31	$0.93

Note 3 – Energizer’s operations are managed via three major segments - North America Battery (United States and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades, and related products). Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, major restructuring charges and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

Historical segment sales and profitability for the quarter ended December 31, 2003 and 2002, respectively, are presented below. All prior periods have been restated to conform to the current presentation.

	For the quarter ended December 31,

	2003	2002

Net Sales
North America Battery	$369.9	$347.5
International Battery	238.8	224.9

Total Battery	608.7	572.4
Razors and Blades	203.0	-

Total Net Sales	$811.7	$572.4

Profitability
North America Battery	$115.0	$110.2
International Battery	48.9	39.5
R&D Battery	(8.5)	(8.8)

Total Battery	155.4	140.9
Razors and Blades	34.4	-

Total segment profitability	$189.8	$140.9

General corporate and other expenses	(17.4)	(7.8)
Intellectual property rights income	-	6.0
Amortization	(1.4)	-
Interest and other financial items	(5.3)	(4.1)

Total earnings before income taxes	$165.7	$135.0

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,

Net Sales by Product Line	2003	2002

Alkaline Batteries	$425.7	$410.4
Carbon Zinc Batteries	69.4	66.3
Other Batteries and Lighting Products	113.6	95.7
Razors and Blades	203.0	-

Total Net Sales	$811.7	$572.4

Note 4 – On March 28, 2003, Energizer acquired the worldwide Schick Wilkinson Sword (SWS) business from Pfizer, Inc. The pro forma statement of earnings and segment sales and profitability for the quarter ended December 31, 2002 is presented below. This statement represents Energizer’s results as if the acquisition of SWS had occurred on October 1, 2002. Such results have been prepared by adjusting the historical Energizer results to include SWS results of operations and incremental interest, amortization of acquired finite-lived intangibles and other expenses related to acquisition debt. The pro forma statements do not include any cost savings that may result from the combination of Energizer and SWS operations, nor one-time items related to acquisition accounting.

This pro forma earnings statement is based on, and should be read in conjunction with Energizer’s historical consolidated financial statements and related notes, as well as SWS historical consolidated financial statements and notes included in the Form 8-K filings of May 30, 2003.

	Historical	Pro Forma
	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2003	2002

Net sales	$811.7	$756.4

Cost of products sold	402.5	395.5
Selling, general and administrative expense	129.4	112.2
Advertising and promotion expense	92.7	71.5
Research and development expense	16.1	16.4
Intellectual property rights income	-	(6.0)
Interest expense	7.2	11.6
Other financing items, net	(1.9)	0.7

Earnings before income taxes	165.7	154.5

Income tax provision	(50.7)	(56.1)

Net earnings	$115.0	$98.4

Earnings per share
Basic	$1.37	$1.11

Diluted	$1.32	$1.08

Weighted average shares of common stock - Basic	83.8	88.5

Weighted average shares of common stock - Diluted	86.8	91.0

	Historical	Pro Forma
	Quarter Ended	Quarter Ended
	December 31, 2003	December 31, 2002

Net Sales
North America Battery	$369.9	$347.5
International Battery	238.8	224.9

Total Battery	608.7	572.4
Razors and Blades	203.0	184.0

Total Net Sales	$811.7	$756.4

	Historical	Pro Forma
	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2003	2002

Profitability
North America Battery	$115.0	$110.2
International Battery	48.9	39.5
R&D Battery	(8.5)	(8.8)

Total Battery	155.4	140.9
Razors and Blades	34.4	29.1

Total segment profitability	$189.8	$170.0

General corporate and other expenses	(17.4)	(7.8)
Intellectual property rights income	-	6.0
Amortization	(1.4)	(1.4)
Interest and other financial items	(5.3)	(12.3)

Total earnings before income taxes	$165.7	$154.5

Note 5 – Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2003, and 2002, respectively.

(shares in millions)	Quarter Ended
	December 31,
	2003	2002

Numerator:
Net earnings for basic and dilutive earnings per share	$115.0	$86.4

Denominator:
Weighted-average shares for basic earnings per share	83.8	88.5

Effect of dilutive securities:
Stock options	2.1	1.9
Restricted stock equivalents	0.9	0.6

Total dilutive securities	3.0	2.5

Weighted-average shares for diluted earnings per share	86.8	91.0

Basic earnings per share	$1.37	$0.98

Diluted earnings per share	$1.32	$0.95

Note 6 - In the quarter ended December 30, 2002, Energizer recorded income of $6.0 pre-tax, or $3.7 after-tax, related to the licensing of intellectual property rights.

Note 7 –  Substantially all activities related to previously announced restructuring plans have been completed as of December 31, 2003, except for the disposition of certain assets held for disposal under restructuring plans. During the quarter ended December 31, 2003, 23 employees were terminated under previously announced restructuring plans.  Activities impacting the restructuring reserve during the quarter ended December 31, 2003, which are recorded in Other Current Liabilities on the Consolidated Balance Sheet are presented in the following table:

	Beginning			Ending
	Balance	Provision	Activity	Balance

Termination benefits	$2.3	$-	$(1.2)	$1.1
Other cash costs	0.1	-	(0.1)	-

Total	$2.4	$-	$(1.3)	$1.1

Note 8 – Energizer generates accounts receivable from its customers through the ordinary course of business. A pool of domestic trade accounts receivable are routinely sold to Energizer Receivables Funding Corporation (the SPE), which is a wholly owned, bankruptcy-remote special purpose entity subsidiary of Energizer. The SPE’s only business activities relate to acquiring and selling interests in Energizer’s receivables, and it is used as an additional source of liquidity. The SPE sells an undivided percentage ownership interest in each individual receivable to an unrelated party (the Conduit) and uses the cash collected on these receivables to purchase additional receivables from Energizer.

The trade receivables sale facility represents "off-balance sheet financing," since the Conduit’s ownership interest in the SPE’s accounts receivable results in assets being removed from Energizer’s balance sheet, rather than resulting in a liability to the Conduit. Upon the facility’s termination, the Conduit would be entitled to all cash collections on the SPE’s accounts receivable until its purchased interest has been repaid.

The terms of the agreements governing this facility qualify trade receivables sale transactions for "sale treatment" under generally accepted accounting principles. As such, Energizer is required to account for the SPE’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral.

	December 31, 2003	September 30, 2003	December 31, 2002

Total outstanding accounts receivable sold to SPE	$212.5	$175.7	$195.8

Cash received by SPE from sale of receivables to a third party	80.0	75.0	-

Subordinated retained interest	132.5	100.7	195.8

Energizer's investment in SPE	132.5	100.7	195.8

If the SPE was structured as a borrowing secured by accounts receivable rather than sales of accounts receivable, Energizer’s balance sheet would reflect additional accounts receivable, notes payable and lower other current assets as follows:

	December 31, 2003	September 30, 2003	December 31, 2002

Additional accounts receivable	$212.5	$175.7	$195.8

Additional notes payable	80.0	75.0	-

Lower other current assets	132.5	100.7	195.8

Note 9 – Energizer has certain guarantees that are required to be disclosed under FASB Interpretation No. 45. Energizer has arranged for letters of credit to be supplied by financial institutions to meet regulatory requirements for certain workers compensation and environmental obligations. Total letters of credit posted were $0.5 at December 31, 2003. Such letters expire annually; however will likely be renewed upon expiration in support of Energizer’s ongoing operations.

Energizer guaranteed loans for certain common stock purchases made by certain executive officers and other key executives of Energizer. With respect to the executive officers, these guarantees were amended in June of 2002 to apply only to the outstanding loan balances as of June 30, 2002. The aggregate loan balances guaranteed total approximately $1.5. The maximum term of each individual loan guarantee is 3 years, and Energizer may offset any losses it may incur under an individual loan guarantee against any amounts owed by it to the individual officer or executive.

Note 10 – A portion of goodwill related to the SWS acquisition that is allocated to the US and certain other countries will be deductible for tax purposes. Changes in the carrying amount of goodwill for the period ended December 31, 2003 are as follows:

	North American	International	Razors &
	Battery	Battery	Blades	Total

Balance at October 1, 2003	$24.7	$13.3	$292.2	$330.2
Cumulative translation adjustment	-	1.5	13.5	15.0

Balance at December 31, 2003	$24.7	$14.8	$305.7	$345.2

Total intangible assets at December 31, 2003 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net

To be amortized:

Tradenames	$11.1	$(1.2)	$9.9
Technology and patents	35.5	(2.3)	33.2
Customer-related	6.9	(0.7)	6.2

	53.5	(4.2)	49.3
Indefinite-lived:

Tradenames	626.6	(363.0)	263.6

Total intangible assets	$680.1	$(367.2)	$312.9

Changes in indefinite lived intangible assets are currency related. Estimated amortization expense for amortized intangible assets for each year ended September 30, 2004 through 2008 is $5.0.

Note 11 – The FASB issued SFAS 132 (revised 2003), "Employers’ Disclosures about Pensions and Other Postretirement Benefits," which requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans in annual financial statements. SFAS 132 also requires interim disclosures regarding net periodic benefit cost and contributions made and expected to be made for defined benefit pension plans and other defined benefit postretirement plans.

Energizer has several defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. Energizer also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by Energizer for certain groups of retired employees.

Energizer’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	As of December 31,		As of December 31,
	2003	2002	2003	2002

Service cost	$5.5	$4.4	$0.1	$-
Interest cost	8.0	6.7	0.8	0.8
Expected return on plan assets	(12.0)	(11.1)	(0.1)	-
Amortization of prior service cost	0.1	-	(0.6)	(0.6)
Amortization of unrecognized net loss	0.4	0.4	-	-
Amortization of transition obligation	0.1	0.1	-	-

Net periodic benefit cost	$2.1	$0.5	$0.2	$0.2

As of the quarter ended December 31, 2003, $2.9 in pension contributions and $0.7 in postretirement contributions have been made by Energizer. Energizer expects to contribute $7.5 to its pension plans and $2.8 to its other postretirement plans for the fiscal year 2004.

Note 12 – On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the U.S. The act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. It is not yet clear what impact, if any, the new legislation will have on Energizer's postretirement health care plans. The accumulated postretirement benefit obligation (APBO) reflected in the other liabilities section of the accompanying consolidated balance sheet, and the net periodic postretirement benefit cost (NPPBC) reflected in the accompanying consolidated statement of earnings do not reflect the effects, if any, of the Act. Specific authoritative guidance from the Financial Accounting Standards Board on the proper accounting for any such effect is pending and may require in the future that Energizer change APBO and NPPBC amounts disclosed herein.

Note 13 – Energizer was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that Energizer’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. The Gillette Company filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Gillette Company has appealed this decision to the US Court of Appeals for the Federal Circuit. In December, 2003, the Gillette Company amended its original complaint to add allegations that QUATTRO infringes three additional Gillette patents involving the system’s tray and handle grips, and on December 19, 2003, filed suit against Energizer's subsidiary in Germany alleging that QUATTRO infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. Energizer believes that it has meritorious defenses to Gillette’s allegations, and has filed a response to the Boston lawsuit denying Gillette’s allegations and asserting several affirmative defenses, including that Gillette's patent with respect to blade configuration is invalid and unenforceable. It is also separately challenging the validity of Gillette’s progressive geometry patent in a European Patent Office action.

Note 14 – Supplemental financial statement information is shown below:

SUPPLEMENTAL BALANCE SHEET INFORMATION:

	December 31,	September 30,	December 31,
	2003	2003	2002

Inventories
Raw materials and supplies	$59.4	$56.5	$44.0
Work in process	90.5	116.3	76.8
Finished products	251.1	257.8	175.6

Total inventories	$401.0	$430.6	$296.4

Other current assets
Investment in SPE	$132.5	$100.7	$195.8
Miscellaneous receivables	25.6	56.9	22.2
Deferred income tax benefits	58.2	60.4	58.3
Other	111.5	90.5	59.4

Total other current assets	$327.8	$308.5	$335.7

Other assets
Pension asset	$121.7	$117.3	$119.4
Deferred charges and other assets	28.2	31.5	19.6

Total other assets	$149.9	$148.8	$139.0

Other current liabilities
Accrued advertising, promotion and allowances	$298.1	$230.8	$208.7
Accrued salaries, vacations and incentive compensation	58.8	73.7	55.3
Other	155.4	123.7	154.7

Total other current liabilities	$512.3	$428.2	$418.7

Other non-current liabilities
Pension, other retirement benefits and deferred compensation	$244.7	$224.7	$149.5
Other non-current liabilities	45.7	58.3	52.2

Total other non-current liabilities	$290.4	$283.0	$201.7

Note 15 – Energizer purchased approximately 3.4 million shares of its common stock during the current quarter under its September 2003 authorization from the Board of Directors. Subsequent to December 31, 2003 through January 30, 2004 an additional 0.5 million shares were purchased. On January 26, 2004, the Board of Directors replaced its last authorization with a new authorization of ten million shares.

Energizer Holdings, Inc.
Management’s Discussion and Analysis of Financial Information
(Dollars in millions, except per share data)

Highlights / Operating Results
    The following discussion is based on the historical results of Energizer Holdings, Inc. (Energizer), unless otherwise noted. On March 28, 2003, Energizer completed its acquisition of the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. and thus, results for the SWS business are not included in financial statements prior to this date.

    Net earnings for the quarter ended December 31, 2003 were $115.0 or $1.37 per basic share and $1.32 per diluted share compared to $86.4, or $0.98 per basic share and $0.95 per diluted share for the same quarter last year. Current year earnings include tax benefits related to prior year losses of $6.7. Included in the quarter ended December 31, 2002 net earnings is intellectual property rights income of $3.7 after-taxes.

    Net sales increased $239.3 for the quarter, as the SWS acquisition contributed $203.0 in sales and battery segments’ sales increased $36.3. See the comments on sales by segment in the Segment Results section below.

    Gross margin increased $144.5 for the quarter, primarily due to the SWS acquisition. Gross margin percentage increased 4.2 percentage points to 50.4% for the current quarter, primarily due to a higher margin rate for razors and blades than in the battery segments.

    Selling, general and administrative expenses increased $53.8 in the quarter, mainly due to the SWS acquisition. Selling, general and administrative expenses as a percent of sales were 15.9% in the current quarter, compared to 13.2% in the same quarter last year, primarily due to a higher rate of spending in razors and blades than in the battery segments.

    Advertising and promotion expense increased $45.5 in the current quarter, primarily as a result of the acquisition of SWS. Advertising and promotion as a percent of sales was 11.4% in the current quarter, compared to 8.2% in the same quarter last year. The increased percentage is primarily due to a generally higher rate of spending in razors and blades than in the battery segments, combined with incremental spending on new shaving products.

    Research and development expense increased $7.3, or 83% in the current quarter as a result of the acquisition of SWS. Research and development as a percent of sales was 2.0% in the current quarter, compared to 1.5% in the same quarter last year. The increased percentage is primarily due to a higher rate of spending in razors and blades than in the battery segments.

Segment Results
    Energizer’s operations are managed via three major segments - North America Battery (United States and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades, and related products). Energizer reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, major restructuring charges and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

    This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial Statements for the quarters ended December 31, 2003 and 2002. All prior periods have been restated to conform to the current segment presentation.

North America Battery

	Quarter ended December 31,
	2003	2002

Net sales	$369.9	$347.5
Segment Profit	$115.0	$110.2

    Net sales for North America Battery were $369.9 for the current quarter, up $22.4, or 6% due to higher volume, favorable pricing and product mix and increase in Canadian currency value of $4.4. Miniature, rechargeable and carbon zinc battery volumes increased in the quarter while alkaline volume was essentially flat. Overall pricing was favorable in the quarter as lower list prices for key alkaline products were more than offset by reductions in promotional discounting and list price increases on other products.

    Gross margin improved $8.0 for the current quarter on higher sales, partially offset by higher product cost. Segment profit increased $4.8 for the current quarter, as improved gross margin was partially offset by higher management costs.

    In the U.S. retail alkaline category units declined an estimated 5% compared to the same quarter last year, while category value fell approximately 7%. Retail consumption of Energizer’s alkaline products decreased an estimated 8% in units and 7% in value. Energizer estimates its value share of the alkaline battery market at approximately 31% for the quarter, essentially flat with the same quarter last year. Energizer believes that retail inventory levels at December 31, 2003, were slightly higher than seasonal average levels and are expected to normalize in the coming quarter, negatively impacting future sales.

International Battery

	Quarter ended December 31,
	2003	2002

Net sales	$238.8	$224.9
Segment Profit	$48.9	$39.5

    Net sales for International Battery were $238.8 for the current quarter, an increase of $13.9, or 6% on favorable currency impacts of $20.3, partially offset by unfavorable pricing and product mix and lower volume in the European region. Segment profit increased $9.4 for the quarter, with favorable currencies accounting for $11.2 of the increase. Absent currency impacts, segment profit for the quarter decreased $1.8 on European sales declines and higher product cost, partially offset by improved results in the Asia Pacific and Latin American regions.

Razors and Blades

	Quarter ended December 31,
	2003	2002 pro forma

Net sales	$203.0	$184.0
Segment Profit	$34.4	$29.1

    Energizer’s acquisition of SWS was completed on March 28, 2003; therefore, SWS results are only included in the attached historical financial statements for the last half of the fiscal year. The comparison of the current quarter is versus pro forma SWS results for the quarter ending December 31, 2002 as shown in Note 4 to the Condensed Financial Statements

    Razors and Blades sales for the quarter were $203.0, an increase of $19.0, or 10%, compared to the same quarter last year. The sales growth was primarily attributable to the new men’s and women’s shaving systems, QUATTRO and Intuition, and favorable currency of $15.5, partially offset by anticipated sales declines in other SWS product lines, which were negatively impacted by new product sales.

    Segment profit for the quarter was $34.4, an increase of $5.3, or 18%, compared to pro forma profit for the same quarter last year. Higher gross margin from new product sales and favorable currency impact of $4.4 were partially offset by significantly higher advertising and promotion expense in support of the QUATTRO launch, and to a lesser extent, Intuition.

    Looking forward, Intuition and QUATTRO sales are expected to fuel year over year sales growth for the remainder of the fiscal year, including continuing new product rollout to additional international markets. Legacy product sales will likely continue to be negatively impacted by new product sales; however the amount of such decline cannot be accurately predicted. For the second fiscal quarter of 2004, we anticipate that Razors and Blades segment results will be substantially improved over unusually low results in the same quarter last year. Razors and Blades segment results for the quarter ended March 31, 2003 include approximately $12.0 for manufacturing startup and advertising and promotion expenses associated with the launch of the Intuition women’s shaving system beginning in April 2003 and enhanced support for existing product lines.

General Corporate and Other Expenses
    Corporate and other expenses increased $9.6 for the quarter primarily due to costs related to the integration of SWS and higher compensation, legal and administrative costs.

Intellectual Property Rights Income
    In the quarter ended December 31, 2002, Energizer recorded income of $6.0 pre-tax, or $3.7 after-tax, related to the licensing of intellectual property rights.

Interest Expense and Other Financing Costs
    Interest expense increased $2.8 due to SWS acquisition debt, partially offset by substantially lower interest rates. Other net financing income increased $1.6 primarily due to foreign currency gains in the current quarter.

Income Taxes
    Income taxes, which include federal, state and foreign taxes, were 30.6% for the current quarter, including $6.7 of previously unrecognized tax benefits related to prior year losses. Absent such benefits, the tax rate for the first quarter was 34.6% compared to 36.0% for the same period last year, mainly driven by improved earnings in lower tax rate jurisdictions.

Financial Condition
    At December 31, 2003, working capital was $528.7, compared to $515.6 at September 30, 2003 and $437.8 at December 31, 2002. The increase in working capital from September 30, 2003 was due to higher receivables as a result of higher sales in the current quarter. The increase in working capital from December 31, 2002 is primarily due to the acquisition of SWS.

    Energizer’s total borrowings were $1,004.3 at December 31, 2003. As of December 31, 2003, Energizer’s total debt and financing instruments tied to variable interest rates (primarily LIBOR) were $629.3. An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $6.3.

    A summary of Energizer’s significant contractual obligations is shown below. See Note 9 to the Condensed Financial Statements for discussion of letters of credit, loan guarantees and guarantees for the purchase of goods used in production.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$930.2	$20.0	$165.2	$155.0	$590.0

Notes payable	74.1	74.1

Operating leases	94.2	13.8	21.6	14.7	44.1

Total	1,098.5	107.9	186.8	169.7	634.1

    Cash flow from operations was $158.3 for the quarter ended December 31, 2003, up $15.1 from the same period a year ago primarily due to the acquisition of SWS. Cash used in investing activities includes capital expenditures of $18.7 in the current quarter compared to capital expenditures of $5.9 in the same quarter last year. The increase in capital expenditures is primarily due to higher battery production equipment spending and the inclusion of SWS. Cash flow from financing activities includes the purchase of $127.9 of treasury stock in the current quarter. Energizer purchased approximately 3.4 million shares of its common stock during the current quarter under its September 2003 authorization from the Board of Directors. Subsequent to December 31, 2003 through January 30, 2004 an additional 0.5 million shares were purchased. On January 26, 2004, the Board of Directors replaced its last authorization with a new authorization to purchase up to ten million shares of Energizer Common Stock. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

    Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the facility agreement and pro forma in the current year) cannot be greater than 3.5 to 1, and the ratio of its current year pro forma EBIT to total interest expense must exceed 3.5 to 1. Energizer’s ratio of total indebtedness to its pro forma EBITDA was 2.3 to 1, and the ratio of its pro forma EBIT to total interest expense was 9.4 to 1 as of December 31, 2003.

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

Special Purpose Entity
    Energizer generates accounts receivable from its customers through the ordinary course of business. A pool of domestic trade accounts receivable are routinely sold to Energizer Receivables Funding Corporation (the SPE), which is a wholly owned, bankruptcy-remote special purpose entity subsidiary of Energizer. The SPE’s only business activities relate to acquiring and selling interests in Energizer’s receivables, and it is used as an additional source of liquidity. The SPE sells an undivided percentage ownership interest in each individual receivable to an unrelated party (the Conduit) and uses the cash collected on these receivables to purchase additional receivables from Energizer.

    The trade receivables sale facility represents "off-balance sheet financing," since the Conduit’s ownership interest in the SPE’s accounts receivable results in assets being removed from our balance sheet, rather than resulting in a liability to the Conduit. Upon the facility’s termination, the Conduit would be entitled to all cash collections on the SPE’s accounts receivable until its purchased interest has been repaid.

    The terms of the agreements governing this facility qualify trade receivables sale transactions for "sale treatment" under generally accepted accounting principles. As such, Energizer is required to account for the SPE’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. Absent this "sale treatment," Energizer’s balance sheet would reflect additional accounts receivable and short-term debt and lower other current assets. See further discussion in Note 8 to the Condensed Consolidated Financial Statements.

Forward-Looking Statements
    Statements made in this document that are not historical, particularly statements regarding estimates of battery category growth, retailer consumption of Energizer’s products, Energizer’s market share in the battery category, retail inventory levels, and razor and blade sales growth and segment results during upcoming fiscal quarters, as well as the impact of new products on existing product sales, Energizer’s compliance with debt covenants, including the covenant with respect to its debt to EBITDA ratio, and its continuing ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

    Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer’s actual results for future periods to differ materially from those anticipated or projected. Energizer’s estimates of battery category growth and value increase, retail consumption of its battery products on a unit and volume basis, Energizer market share and retailer inventory levels may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of Energizer’s estimates, or if those retailers elect to further contract their inventory levels. Competitive activity, whether involving pricing, new products and/or promotional expenditures, could negatively impact sales growth of the new SWS shaving systems, as well as future quarter segment results. Furthermore, the impact of the new shaving systems on existing product sales is difficult to determine with any accuracy, but it is likely that existing product sales of similar category products will decline with the growing acceptance of new products. Energizer’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its annual report on Form 10-K for the Year ended September 30, 2003, and its Current Report on Form 8-K dated April 25, 2000.

Item 4.    Controls and Procedures.

    J. Patrick Mulcahy, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of December 31, 2003, the end of the Company’s first fiscal quarter of 2004, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

Energizer was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that Energizer’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. The Gillette Company filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Gillette Company has appealed this decision to the US Court of Appeals for the Federal Circuit. In December, 2003, the Gillette Company amended its original complaint to add allegations that QUATTRO infringes three additional Gillette patents involving the system’s tray and handle grips, and on December 19, 2003, filed suit against Energizer’s subsidiary in Germany alleging that QUATTRO infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. Energizer believes that it has meritorious defenses to Gillette’s allegations, and has filed a response to the Boston lawsuit denying Gillette’s allegations and asserting several affirmative defenses, including that Gillette's patent with respect to blade configuration is invalid and unenforceable. It is also separately challenging the validity of Gillette’s progressive geometry patent in a European Patent Office action.

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

Item 4 -- Submission of Matter to a Vote of Security Holders

   Energizer held its Annual Meeting of Shareholders on January 26, 2004, for the purpose of electing three directors to serve three-year terms ending at the Annual Meeting held in 2007, and one director to serve a one-year term ending at the Annual Meeting held in 2005 (in order to equalize the number of directors in each class).

   The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

	Votes For	Votes Withheld
John R. Roberts	65,979,294	14,867,450
John E. Klein	71,389,236	9,457,508
R. David Hoover	71,867,855	8,978,889
W. Patrick McGinnis	71,655,445	9,191,299

Item 6—Exhibits and Reports on Form 8-K

(a)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

10	Form of Non-Qualified Stock Option Agreement.*

31(i)	Section 302 Certification of Chief Executive Officer.

31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.

32(i)	Section 1350 Certification of Chief Executive Officer.

32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

*Denotes a management contract or compensatory plan or arrangement.

(b)    On January 26, 2004, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to its earnings for the first quarter of fiscal 2004, ended December 31, 2003. A Statement of Earnings for the quarter was filed with the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
-----------------------------------------
Registrant

By :
Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
Date: February 11, 2004