Form 10-Q
period 2004-03-31
ENERGIZER HOLDINGS INC
filed 2004-05-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

YES: ☒      NO: ☐

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on April 30, 2004:

                82,010,416

Table of Contents

Part 1 – Financial Information
Consolidated Statement of Earnings
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Condensed Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk (Dollars in millions, except per share data)
Controls and Procedures

Part II – Other Information
Legal Proceedings
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Exhibits and Reports on Form 8-K

PART I -    FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net sales	$592.9	$362.6	$1,404.6	$935.0
Cost of products sold	289.5	207.3	692.0	515.0
Selling, general and administrative expense	127.3	69.4	256.7	145.0
Advertising and promotion expense	88.8	26.8	181.5	74.0
Research and development expense	20.7	9.3	36.8	18.1
Intellectual property rights income	(1.5)	-	(1.5)	(6.0)
Interest expense	6.7	4.7	13.9	9.1
Other financing items, net	(1.7)	(0.8)	(3.6)	(1.1)

Earnings before income taxes	63.1	45.9	228.8	180.9

Income tax provision	(9.7)	(12.9)	(60.4)	(61.5)

Net earnings	$53.4	$33.0	$168.4	$119.4

Basic earnings per share	$0.65	$0.38	$2.03	$1.36
Diluted earnings per share	$0.63	$0.37	$1.97	$1.33

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$53.4	$33.0	$168.4	$119.4
Other comprehensive income, net of tax
Foreign currency translation adjustments	(13.3)	(0.7)	29.7	6.8
Minimum pension liability change, net of tax of
$0.2 for six months ended March 31, 2004
and $1.8 for six months ended March 31, 2003	0.2	(0.1)	(0.4)	(6.0)
Unrealized holding gain on available-for-sale securities,
net of tax of $0.4	0.7	-	0.7	-

Total comprehensive income	$41.0	$32.2	$198.4	$120.2

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	March 31,	September 30,	March 31,
	2004	2003	2003
Assets

Current assets
Cash and cash equivalents	$89.4	$71.7	$34.1
Trade receivables, less allowance for doubtful
accounts of $11.4, $9.8 and $12.8, respectively	436.9	432.3	325.6
Inventories	449.3	430.6	520.6
Other current assets	281.6	308.5	248.9

Total current assets	1,257.2	1,243.1	1,129.2

Property at cost	1,389.2	1,339.1	1,313.4
Accumulated depreciation	(691.2)	(637.9)	(613.3)

	698.0	701.2	700.1

Goodwill	342.6	330.2	443.1
Intangible assets	310.6	308.8	192.4
Other assets	160.0	148.8	142.5

Total	$2,768.4	$2,732.1	$2,607.3

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$20.0	$20.0	$15.0
Notes payable	68.7	66.1	706.3
Accounts payable	188.6	213.2	160.9
Other current liabilities	437.7	428.2	382.8

Total current liabilities	715.0	727.5	1,265.0

Long-term debt	865.9	913.6	375.0

Other liabilities	304.7	283.0	268.4

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	825.6	811.9	791.9
Retained earnings	531.6	367.1	320.7
Treasury stock	(421.5)	(288.1)	(303.1)
Accumulated other comprehensive loss	(53.9)	(83.9)	(111.6)

Total shareholders equity	882.8	808.0	698.9

Total	$2,768.4	$2,732.1	$2,607.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Six Months Ended March 31,
	2004	2003

Cash flow from operations
Net earnings	$168.4	$119.4
Non-cash items included in income	74.1	34.5
Changes in assets and liabilities used in operations	5.4	91.0
Other, net	1.8	0.7

Net cash flow from operations	249.7	245.6

Cash flow from investing activities
Property additions	(53.6)	(14.1)
Proceeds from sale of property	0.6	1.0
Purchase of Schick-Wilkinson Sword	-	(932.2)
Other, net	0.1	-

Net cash used by investing activities	(52.9)	(945.3)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	-	215.0
Principal payments on long-term debt (including
current maturities)	(50.2)	-
Net increase in notes payable	1.2	608.9
Treasury stock purchases	(145.8)	(128.9)
Other, net	14.8	4.2

Net cash (used)/provided by financing activities	(180.0)	699.2

Effect of exchange rate changes on cash	0.9	0.7

Net increase in cash and cash equivalents	17.7	0.2

Cash and cash equivalents, beginning of period	71.7	33.9

Cash and cash equivalents, end of period	$89.4	$34.1

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004
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

Note 2 – Energizer applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its stock-based compensation. Charges to net earnings for stock-based compensation under APB 25 were $0.4 and $0.6 for each of the quarters ending March 31, 2004 and 2003, respectively, and $0.8 and $1.2 for each of the six months ended March 31, 2004 and 2003, respectively. Had cost for stock-based compensation been determined based on the fair value method set forth under Statement of Financial Accounting Standards (SFAS) 123, charges to net earnings would have been an additional $1.3 and $1.6 for the quarters ended March 31, 2004 and 2003, respectively, and $2.5 and $3.1 for the six months ended March 31, 2004 and 2003, respectively. Pro forma disclosures required under SFAS 123, as if Energizer had adopted the fair value-based method of accounting for stock options, are presented below and are for disclosure purposes only and may not be representative of future calculations.

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Net earnings/(loss):
As reported	$53.4	$33.0	$168.4	$119.4
Pro forma adjustments	(1.3)	(1.6)	(2.5)	(3.1)

Pro forma	$52.1	$31.4	$165.9	$116.3

Basic earnings/(loss) per share:
As reported	$0.65	$0.38	$2.03	$1.36
Pro forma adjustments	(0.01)	(0.02)	(0.03)	(0.03)

Pro forma	$0.64	$0.36	$2.00	$1.33

Diluted earnings/(loss) per share:
As reported	$0.63	$0.37	$1.97	$1.33
Pro forma adjustments	(0.02)	(0.02)	(0.03)	(0.03)

Pro forma	$0.61	$0.35	$1.94	$1.30

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

Historical segment sales and profitability for the quarter and the six months ended March 31, 2004 and 2003, respectively, are presented below. All prior periods have been restated to conform to the current presentation.

	Historical		Historical
	For the quarter ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003

Net Sales
North America Battery	$187.5	$194.2	$557.4	$541.7
International Battery	190.5	168.4	429.3	393.3

Total Battery	378.0	362.6	986.7	935.0
Razors and Blades	214.9	-	417.9	-

Total Net Sales	$592.9	$362.6	$1,404.6	$935.0

Profitability
North America Battery	$39.0	$45.6	$154.0	$155.8
International Battery	34.3	23.4	83.2	62.9
R&D Battery	(13.0)	(9.3)	(21.5)	(18.1)

Total Battery	60.3	59.7	215.7	200.6
Razors and Blades	30.0	-	64.4	-

Total segment profitability	$90.3	$59.7	$280.1	$200.6

General corporate and other expenses	(22.3)	(9.9)	(39.7)	(17.7)
Intellectual property rights income	1.5	-	1.5	6.0
Amortization	(1.4)	-	(2.8)	-
Interest and other financial items	(5.0)	(3.9)	(10.3)	(8.0)

Total earnings before income taxes	$63.1	$45.9	$228.8	$180.9

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,

	2004	2003	2004	2003

Net Sales by Product Line
Alkaline Batteries	$231.0	$232.6	$656.7	$643.0
Carbon Zinc Batteries	57.0	54.6	126.4	120.9
Other Batteries and Lighting Products	90.0	75.4	203.6	171.1
Razors and Blades	214.9	-	417.9	-

Total Net Sales	$592.9	$362.6	$1,404.6	$935.0

Note 4 – On March 28, 2003, Energizer acquired the worldwide Schick Wilkinson Sword (SWS) business from Pfizer, Inc. The pro forma statement of earnings and segment sales and profitability for the quarter and six months ended March 31, 2003 is presented below. This statement represents Energizer’s results as if the acquisition of SWS had occurred on October 1, 2002. Such results have been prepared by adjusting the historical Energizer results to include SWS results of operations and incremental interest, amortization of acquired finite-lived intangibles and other expenses related to acquisition debt. The pro forma statements do not include any cost savings that may result from the combination of Energizer and SWS operations, nor one-time items related to acquisition accounting.

These pro forma earnings statements are based on, and should be read in conjunction with Energizer’s historical consolidated financial statements and related notes, as well as SWS historical consolidated financial statements and notes included in the Form 8-K filings of May 30, 2003.

	Historical	Pro Forma	Historical	Pro Forma
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003

Net sales	$592.9	$490.6	$1,404.6	$1,247.0

Cost of products sold	289.5	273.2	692.0	668.7
Selling, general and administrative expense	127.3	105.8	256.7	218.0
Advertising and promotion expense	88.8	59.1	181.5	130.6
Research and development expense	20.7	16.4	36.8	32.8
Intellectual property rights income	(1.5)	-	(1.5)	(6.0)
Interest expense	6.7	12.0	13.9	23.6
Other financing items, net	(1.7)	0.2	(3.6)	0.9

Earnings before income taxes	63.1	23.9	228.8	178.4

Income tax provision	(9.7)	(5.0)	(60.4)	(61.1)

Net earnings	$53.4	$18.9	$168.4	$117.3

Earnings per share
Basic	$0.65	$0.22	$2.03	$1.34
Diluted	$0.63	$0.21	$1.97	$1.31

Weighted average shares of common stock - Basic	81.8	86.5	82.8	87.5
Weighted average shares of common stock - Diluted	84.8	88.6	85.7	89.8

	Historical	Pro Forma	Historical	Pro Forma
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003

Net Sales
North America Battery	$187.5	$194.2	$557.4	$541.7
International Battery	190.5	168.4	429.3	393.3

Total Battery	378.0	362.6	986.7	935.0
Razors and Blades	214.9	128.0	417.9	312.0

Total Net Sales	$592.9	$490.6	$1,404.6	$1,247.0

Profitability
North America Battery	$39.0	$45.6	$154.0	$155.8
International Battery	34.3	23.4	83.2	62.9
R&D Battery	(13.0)	(9.3)	(21.5)	(18.1)

Total Battery	60.3	59.7	215.7	200.6
Razors and Blades	30.0	(12.3)	64.4	16.8

Total segment profitability	$90.3	$47.4	$280.1	$217.4

General corporate and other expenses	(22.3)	(9.9)	(39.7)	(17.7)
Intellectual property rights income	1.5	-	1.5	6.0
Amortization	(1.4)	(1.4)	(2.8)	(2.8)
Interest and other financial items	(5.0)	(12.2)	(10.3)	(24.5)

Total earnings before income taxes	$63.1	$23.9	$228.8	$178.4

Note 5 – Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and the six months ended March 31, 2004 and 2003, respectively.

(shares in millions)	Quarter Ended		Quarter Ended
	March 31,		March 31,
	2004	2003	2004	2003

Numerator:
Net earnings for basic and dilutive earnings per share	$53.4	$33.0	$168.4	$119.4

Denominator:
Weighted-average shares for basic earnings per share	81.8	86.5	82.8	87.5

Effect of dilutive securities:
Stock options	2.2	1.4	2.1	1.7
Restricted stock equivalents	0.8	0.6	0.8	0.6

Total dilutive securities	3.0	2.0	2.9	2.3

Weighted-average shares for diluted earnings per share	84.8	88.5	85.7	89.8

Basic earnings per share	$0.65	$0.38	$2.03	$1.36

Diluted earnings per share	$0.63	$0.37	$1.97	$1.33

Note 6 – In the quarter ending March, 31, 2004, Energizer recorded a charge for asset impairment of $4.2 before taxes in research and development expense. The charge was to write down to disposition value certain long-lived assets following a decision to discontinue a project to develop alternative manufacturing methods. Additionally, Energizer recorded a $1.9 pre-tax asset impairment charge in cost of products sold for impaired assets used to produce products that have been discontinued. The impaired long-lived assets had been carried in the North America Battery segment.

Note 7 – Substantially all activities related to previously announced restructuring plans have been completed as of March 31, 2004, except for the disposition of certain assets held for disposal under restructuring plans. During the six months ended March 31, 2004, 26 employees were terminated under previously announced restructuring plans. Activities impacting the restructuring reserve during the six months ended March 31, 2004, which are recorded in Other Current Liabilities on the Consolidated Balance Sheet, are presented in the following table:

	Beginning			Ending
	Balance	Provision	Activity	Balance

Termination benefits	$ 2.3	$ -	$ (2.3)	$ -
Other cash costs	0.1	-	(0.1)	-

Total	$ 2.4	$ -	$ (2.4)	$ -

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

Until March 31, 2004, the trade receivables sale facility represented “off-balance sheet financing,” since the Conduit’s ownership interest in the SPE’s accounts receivable results in assets being removed from Energizer’s balance sheet, rather than resulting in a liability to the Conduit. Upon the facility’s termination, the Conduit would be entitled to all cash collections on the SPE’s accounts receivable until its purchased interest has been repaid.

The terms of the agreements governing this facility qualify trade receivables sale transactions for “sale treatment” under generally accepted accounting principles. As such, Energizer is required to account for the SPE’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral.

	March 31, 2004	September 30, 2003	March 31, 2003

Total outstanding accounts receivable sold to SPE	$ 119.5	$ 175.7	$ 138.8

Cash received by SPE from sale of receivables to a third party	50.0	75.0	50.0

Subordinated retained interest	69.5	100.7	88.8

Energizer's investment in SPE	69.5	100.7	88.8

In April 2004, Energizer renewed its contract with the Conduit of the SPE, with some key changes. Under the new agreement, the SPE no longer meets the “sale treatment” under generally accepted accounting principles as noted above. Therefore, future transactions will be reported and consolidated into Energizer’s results. As outlined below, the changes to Energizer’s balance sheet will consist of additional accounts receivable, lower other current assets resulting from the elimination of the investment in the SPE, and if applicable, an increase in notes payable. This accounting change will occur in Energizer’s third fiscal quarter.

If the SPE was structured as a borrowing secured by accounts receivable as it will in future periods, rather than sales of accounts receivable, Energizer’s balance sheet would reflect additional accounts receivable, notes payable and lower other current assets as follows:

	March 31, 2004	September 30, 2003	March 31, 2003

Additional accounts receivable	$ 119.5	$ 175.7	$ 138.8

Additional notes payable	50.0	75.0	50.0

Lower other current assets	69.5	100.7	88.8

Note 9 – Energizer has certain guarantees that are required to be disclosed under FASB Interpretation No. 45. Energizer has arranged for letters of credit to be supplied by financial institutions to meet regulatory requirements for certain workers compensation and environmental obligations. Total letters of credit posted were $0.5 at March 31, 2004. Such letters expire annually; however will likely be renewed upon expiration in support of Energizer’s ongoing operations.

Energizer guaranteed loans for certain common stock purchases made by certain executive officers and other key executives of Energizer. With respect to the executive officers, these guarantees were amended in June 2002 to apply only to the outstanding loan balances as of June 30, 2002. The aggregate loan balances guaranteed total approximately $1.5. The maximum term of each individual loan guarantee is 3 years, and Energizer may offset any losses it may incur under an individual loan guarantee against any amounts owed by it to the individual officer or executive.

Note 10 – Changes in the carrying amount of goodwill for the period ended March 31, 2004 are as follows:

	North American	International	Razors &
	Battery	Battery	Blades	Total

Balance at October 1, 2003	$ 24.7	$ 13.3	$ 292.2	$ 330.2
Cumulative translation adjustment	-	0.1	12.3	12.4

Balance at March 31, 2004	$ 24.7	$ 13.4	$ 304.5	$ 342.6

Total intangible assets other than goodwill at March 31, 2004 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net

To be amortized:

Tradenames	$ 11.0	$ (1.7)	$ 9.3
Technology and patents	35.2	(3.0)	32.2
Customer-related	7.1	(1.0)	6.1

	53.3	(5.7)	47.6
Indefinite-lived:

Tradenames	626.0	(363.0)	263.0

Total intangible assets	$ 679.3	$ (368.7)	$ 310.6

Changes in indefinite-lived intangible assets are currency related. Estimated amortization expense for amortized intangible assets for each year ended September 30, 2004 through 2008 is $5.0.

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

Energizer’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Service cost	$6.2	$4.5	$11.7	$8.9
Interest cost	8.1	6.8	16.1	13.5
Expected return on plan assets	(12.0)	(11.3)	(24.0)	(22.4)
Amortization of prior service cost	0.2	(0.1)	0.3	(0.1)
Amortization of unrecognized net loss	0.4	0.4	0.8	0.8
Amortization of transition obligation	(0.1)	-	-	0.1

Net periodic benefit cost	$2.8	$0.3	$4.9	$0.8

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Service cost	$-	$0.1	$0.1	$0.1
Interest cost	0.7	0.7	1.5	1.5
Expected return on plan assets	-	-	(0.1)	-
Amortization of prior service cost	(0.6)	(0.6)	(1.2)	(1.2)

Net periodic benefit cost	$0.1	$0.2	$0.3	$0.4

For the six months ended March 31, 2004, $4.8 in pension contributions and $1.3 in postretirement contributions have been made by Energizer. Energizer expects to contribute $8.6 to its pension plans and $2.8 to its other postretirement plans for the fiscal year 2004.

Note 12 – On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the U.S. The act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. It is not yet clear what impact, if any, the new legislation will have on Energizer's postretirement health care plans. The accumulated postretirement benefit obligation (APBO) reflected in the other liabilities section of the accompanying consolidated balance sheet, and the net periodic postretirement benefit cost (NPPBC) reflected in the accompanying consolidated statement of earnings do not reflect the effects, if any, of the Act. Specific authoritative guidance from the Financial Accounting Standards Board on the proper accounting for any such effect is pending and may require in the future that Energizer change APBO and NPPBC amounts disclosed.

Note 13 – Energizer was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that Energizer’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. The Gillette Company filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Gillette Company has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, the Gillette Company amended its original complaint to add allegations that QUATTRO infringes three additional Gillette patents involving the system’s tray and handle grips, and on December 19, 2003, filed suit against Energizer’s subsidiary in Germany alleging that QUATTRO infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. Energizer separately challenged the validity of Gillette’s European progressive geometry patent in a European Patent Office action, but, at a hearing held in March, 2004, its challenge was denied; consequently, Gillette’s lawsuit against Energizer’s subsidiary will proceed to trial in December of 2004. Energizer believes that it has meritorious defenses to Gillette’s allegations in both the U.S. and European actions.

On February 13, 2004, Energizer filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. These three patents cover Gillette’s Mach3, Mach3 Turbo and Venus product lines. This suit is in a preliminary stage and may proceed for a protracted period of time.

On February 10, 2004, the plaintiff in a proposed class action lawsuit, filed in May, 2003 in the Circuit Court for the 20th Judicial Circuit in St. Clair County, Illinois, voluntarily dismissed her action against Energizer and its wholly owned subsidiary, Eveready Battery Company, Inc.

Note 14 – Supplemental financial statement information is shown below:

	March 31,	September 30,	March 31,
	2004	2003	2003

Inventories
Raw materials and supplies	$ 60.7	$ 56.5	$ 59.5
Work in process	113.8	116.3	138.4
Finished products	274.8	257.8	322.7

Total inventories	$449.3	$430.6	$520.6

Other current assets
Investment in SPE	$69.5	$100.7	$88.8
Miscellaneous receivables	26.3	56.9	27.9
Deferred income tax benefits	60.3	60.4	59.8
Other	125.5	90.5	72.4

Total other current assets	$281.6	$308.5	$248.9

Other assets
Pension asset	$122.5	$117.3	$114.0
Deferred charges and other assets	37.5	31.5	28.5

Total other assets	$160.0	$148.8	$142.5

Other current liabilities
Accrued advertising, promotion and allowances	$251.3	$230.8	$190.4
Accrued salaries, vacations and incentive compensation	56.4	73.7	76.8
Other	130.0	123.7	115.6

Total other current liabilities	$437.7	$428.2	$382.8

Other non-current liabilities
Pension, other retirement benefits and deferred compensation	$265.1	$224.7	$191.1
Other non-current liabilities	39.6	58.3	77.3

Total other non-current liabilities	$304.7	$283.0	$268.4

Note 15 – Energizer purchased approximately 3.9 million shares of its common stock during the six months ended March 31, 2004, of which 0.5 million was purchased in the second quarter, under its September 2003 authorization from the Board of Directors. On January 26, 2004, the Board of Directors replaced its last authorization with a new authorization to purchase up to ten million shares of Energizer common stock, with no expiration date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk (Dollars in millions, except per share data)

Highlights / Operating Results
The following discussion is based on the historical results of Energizer Holdings, Inc. (Energizer), unless otherwise noted. On March 28, 2003, Energizer completed its acquisition of the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. and thus, results for the SWS business are not included in the Consolidated Statement of Earnings prior to this date.

For the quarter ended March 31, 2004, net earnings were $53.4 or $0.65 per basic share and $0.63 per diluted share compared to $33.0, or $0.38 per basic share and $0.37 per diluted share for the same quarter last year. Current quarter earnings include tax benefits related to prior year losses of $9.5, or $0.11 per share and intellectual property rights income of $0.9 after taxes, or $0.01 per share.

Net earnings for the six months ended March 31, 2004 were $168.4 or $2.03 per basic share and $1.97 per diluted share compared to $119.4, or $1.36 per basic share and $1.33 per diluted share for the same period last year. Current year earnings include tax benefits related to prior year losses of $16.2, or $0.19 per share and intellectual property rights income of $0.9 after taxes, or $0.01 per share. Included in the net earnings for the six months ended March 31, 2003 is intellectual property rights income of $3.7 after taxes or $0.04 per share.

The inclusion of SWS results, net of incremental interest and integration expense, increased second quarter and six month diluted earnings per share by $0.12 and $0.28, respectively, of which $0.04 and $0.07, respectively, related to favorable foreign currency translation. Additionally, the second quarter and six months earnings per share included $0.07 and $0.20 of favorable currency impact related to the battery business.

Net sales increased $230.3 and $469.6 for the quarter and six month period, respectively. The SWS acquisition contributed $214.9 and $417.9 in net sales for the quarter and six month period, respectively, and the battery segments’ sales increased $15.4 and $51.7 for the same periods, respectively. See the comments on sales by segment in the Segment Results section below.

Gross margin increased $148.1 for the quarter and $292.6 for the six months, primarily due to the SWS acquisition. Gross margin percentage increased 8.4 percentage points to 51.2% for the current quarter and 5.8 percentage points to 50.7% for the current six months, primarily due to a higher margin rate for razors and blades than in the battery segments and favorable impact of currencies.

Selling, general and administrative expense increased $57.9 in the quarter and $111.7 in the six months, mainly due to the inclusion of SWS operations, as well as costs to integrate SWS operations, and higher corporate expenses. Selling, general and administrative expense as a percent of sales were 21.5% and 18.3% in the current quarter and six months, respectively, compared to 19.1% and 15.5% in the same quarter and six month period last year, respectively, primarily due to a higher rate of spending in razors and blades than in the battery segments.

Advertising and promotion expense increased $62.0 and $107.5 in the current quarter and six months, primarily as a result of the acquisition of SWS. Advertising and promotion as a percent of sales was 15.0% and 12.9% in the current quarter and six months, respectively, compared to 7.4% and 7.9% in the same quarter and six months last year, respectively. The increased percentage is primarily due to a generally higher rate of spending in razors and blades than in the battery segments, combined with significant incremental spending on the new shaving products, QUATTRO and Intuition.

For the current quarter and six months, research and development expense increased $11.4 and $18.7 as a result of the acquisition of SWS and higher battery expense related to a charge for a discontinued development project. Research and development as a percent of sales was 3.5% and 2.6% in the current quarter and six months, respectively, compared to 2.6% and 1.9% in the same quarter and six months last year, respectively. The increased percentage is due to a higher rate of spending in razors and blades than for batteries, as well as the aforementioned battery charge.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial Statements for the quarters and six months ended March 31, 2004 and 2003. All prior periods have been restated to conform to the current segment presentation.

North America Battery

	Quarter ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Net sales	$ 187.5	$ 194.2	$ 557.4	$ 541.7
Segment profit	$ 39.0	$ 45.6	$ 154.0	$ 155.8

Net sales to customers for the second quarter decreased $6.7, or 3%, due to lower volumes of large cell size alkaline batteries and lighting products, partially offset by higher volume in all other products. Large cell size alkaline volume declined 34% and lights declined 26% as sales returned to normal levels compared to significant increases last year prompted by terrorism and security concerns.

In the U.S., retail alkaline category units declined an estimated 5% compared to the same quarter last year, while category value fell 9%. Retail consumption of Energizer’s alkaline products decreased an estimated 7% in units and 9% in value for the quarter. Energizer estimates its share of the alkaline battery market at approximately 31% for the quarter, essentially flat compared to the same quarter last year. Energizer estimates that overall retail inventory levels at March 31, 2004, are at, or slightly above, seasonal normal levels.

Gross margin for the quarter declined $2.5, or 3%, on lower sales. Segment profit decreased $6.6 on lower margin, and higher advertising, promotion and overhead expenses.

For the six months, sales increased $15.7, or 3%, on favorable currency translation of $6.2, higher volume and favorable pricing and product mix. Gross margin for the six months increased $5.5, or 2%, due to higher sales, partially offset by higher product costs. Segment profit decreased $1.8, as higher product costs, overheads and advertising and promotion expenses were nearly offset by margin on higher sales and favorable currency of $3.5.

International Battery

	Quarter ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Net sales	$ 190.5	$ 168.4	$ 429.3	$ 393.3
Segment profit	$ 34.3	$ 23.4	$ 83.2	$ 62.9

Net sales for the quarter increased $22.1, or 13%, on favorable currency impacts of $15.6 and higher volumes in the Asia Pacific region. Segment profit improved $10.9 for the quarter, including a $7.9 benefit from currency valuations and higher volumes, which were partially offset by higher overhead expenses.

For the six months, net sales increased $36.0, or 9%, on favorable currency impacts of $35.9 and favorable volume in Asia Pacific, partially offset by lower volumes and unfavorable pricing in Europe. Segment profit increased $20.3 for the six months, with a $19.1 favorable impact from currencies and improved volumes, which were partially offset by unfavorable pricing and higher overhead expenses.

Currency rates have been a significant favorable factor in the segment's results for the first six months of 2004 compared to 2003, with average year over year major European currencies up 10-18%, Australian dollar up 12% and other key currencies generally up versus the US dollar. Currently, major European currencies are up 2-11%, Australian dollar is up 12% compared to the average rates in the last six months of fiscal 2003, with other currencies demonstrating similar trends. Therefore, at current rates, we expect currency to continue to be favorable to the year over year comparison in the last half of fiscal 2004, but at a much lower level than earlier in the year.

Razors and Blades

	Quarter ended March 31,		Six months ended March 31,
	2004	2003 pro forma	2004	2003 pro forma

Net sales	$ 214.9	$ 128.0	$ 417.9	$ 312.0
Segment profit	$ 30.0	($ 12.3)	$ 64.4	$ 16.8

Energizer’s acquisition of SWS was completed on March 28, 2003; therefore, the comparison of the current quarter and six months are versus pro forma SWS results for the corresponding periods last year, as shown in Note 4 of the Condensed Financial Statements.

Razors and Blades sales for the quarter were $214.9, an increase of $86.9, or 68%, compared to the same quarter last year. The sales growth was primarily attributable to the new men’s and women’s shaving systems, QUATTRO and Intuition, and favorable currency of $17.3, partially offset by anticipated declines in other SWS product lines, which were negatively impacted by new product sales. New product sales for the quarter reflect continued strong sales in previously launched markets, as well as new brand rollouts in Japan and key European markets. Last year’s second quarter sales were weak in advance of the Intuition launch in the United States, as retailers held down inventory levels of other SWS products.

Segment profit for the quarter was $30.0, a $42.3 improvement compared to a $12.3 operating loss in a weak second quarter of 2003. This increase was due to higher gross margin from new product sales, lower product costs, cost savings from integration synergies and favorable currency impacts of $5.7, partially offset by higher advertising, promotion and overhead expenses. The quarterly comparison also benefited from the absence of $12.0 of expenses for manufacturing startup and other costs associated with the launch of Intuition, which were included in last year’s second quarter.

For the six months, sales increased $105.9, or 34%, as new product sales and $32.8 of favorable currency were partially offset by anticipated declines in other SWS product lines. Segment profit for the six months increased $47.6 to $64.4 as higher gross margin from new product sales, lower product costs and favorable currency impacts of $10.1 were partially offset by higher advertising, promotion and overhead expenses.

Looking forward, SWS’ year-over-year comparisons will be more difficult as we near the anniversary of new product launches, which included significant retail pipeline fill sales. In addition, significant advertising and promotion is planned for the third fiscal quarter in support of the new products and in response to continuing competitive activity.

General Corporate and Other Expenses
Corporate and other expenses increased $12.4 for the quarter and $22.0 for the six months due to costs of integrating the SWS business, higher legal expenses related to litigation activity and higher administrative expenses.

Intellectual Property Rights Income
The current quarter and six months include $1.5 pre-tax or $0.9 after-tax, related to the licensing of intellectual property rights. In the six months ended March 31, 2003, Energizer recorded income related to intellectual property rights of $6.0 pre-tax, or $3.7 after-tax.

Interest Expense and Other Financing Costs
Interest expense increased $2.0 for the quarter and $4.8 for the six months due to SWS acquisition debt, partially offset by lower interest rates.

Other net financing income was favorable $0.9 for the quarter and $2.5 for the six months primarily due to foreign currency gains in the current periods.

Income Taxes
Income taxes were 15.4% for the quarter and 26.4% for the six months, which includes previously unrecognized tax benefits on prior year losses of $9.5 for the quarter and $16.2 for the six months. Absent these items, the income tax rate for the quarter was 30.4% compared to 28.1% in the same quarter last year and for the six months was 33.5% compared to 34.0% for the same period last year. The second quarter rates for both years reflect an adjustment necessary to bring the rate for the six months in line with the projected rate for the full year.

Energizer has recognized significant tax benefits related to prior year losses over the last four quarters, including $7.8, or $0.09 per diluted share in the third quarter of 2003. These benefits have been recognized in periods where the improved operating results in key foreign markets have made it more likely than not that tax loss carryforwards will be realized in the foreseeable future. Looking forward, Energizer has now recognized the bulk of such benefits available and does not expect to record meaningful additional amounts in the foreseeable future. As a result, year over year tax comparisons are expected to be unfavorable in the last half of the year.

Financial Condition
At March 31, 2004, working capital was $542.2, compared to $515.6 at September 30, 2003. At March 31, 2003, current liabilities exceeded current assets by $135.8 primarily as a result of the increase in short-term borrowing related to the acquisition of SWS. Additionally, accounts receivable increased $111.3 from March 31, 2003 to March 31, 2004 reflecting higher sales. Inventories declined $71.3 over the same period reflecting replacement of high acquisition cost SWS inventory with lower cost inventory manufactured after the acquisition, as well as a reduction in high prior year inventory levels to support the April 2003 Intuition launch.

Energizer’s total borrowings were $954.6 at March 31, 2004. As of March 31, 2004, Energizer’s total debt and financing instruments tied to variable interest rates (primarily LIBOR) were $629.6. An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $6.3.

A summary of Energizer’s significant contractual obligations is shown below. See Note 9 to the Condensed Financial Statements for discussion of letters of credit, loan guarantees and guarantees for the purchase of goods used in production.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$ 885.9	$ 20.0	$ 120.9	$ 155.0	$ 590.0

Notes payable	68.7	68.7	-	-	-

Operating leases	90.7	13.2	20.7	14.3	42.5

Total	$ 1,045.3	$ 101.9	$ 141.6	$ 169.3	$ 632.5

Cash flow from operations was $249.7 for the six months ended March 31, 2004, compared to $245.6 for the same period a year ago.  Current year cash flows benefited from significantly higher cash earnings, primarily from the SWS acquisition.  Prior year cash flows benefited from conversion of trade receivables and inventory to cash.  Due to business seasonality, Energizer's cash flow from operations for the first six months of each fiscal year is typically significantly higher than for the last six months.

Cash used in investing activities includes capital expenditures of $53.6 in the current six month period compared to capital expenditures of $14.1 in the same period last year, with the increase primarily due to higher battery production capital spending and the acquisition of SWS. Prior year investing cash flows included the acquisition of SWS.

Cash flow from financing activities includes the purchase of $145.8 of treasury stock in the current six months compared to $128.9 in the same period last year. Energizer purchased approximately 3.9 million shares of its common stock during the current six months ended March 31, 2004, of which 0.5 million was purchased in the second quarter, under its September 2003 authorization from the Board of Directors. Subsequent to March 31, 2004 and through May 6, 2004, Energizer purchased an additional 0.4 million shares of its common stock.  On January 26, 2004, the Board of Directors replaced its last authorization with a new authorization to purchase up to ten million shares of Energizer common stock. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the facility agreement) cannot be greater than 3.5 to 1, and the ratio of its current year EBIT to total interest expense must exceed 3.5 to 1. Energizer’s ratio of total indebtedness to its EBITDA was 1.9 to 1, and the ratio of its EBIT to total interest expense was 12.0 to 1 as of March 31, 2004.

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

Until March 2004, the trade receivables sale facility represented “off-balance sheet financing,” since the Conduit’s ownership interest in the SPE’s accounts receivable results in assets being removed from our balance sheet, rather than resulting in a liability to the Conduit. Upon the facility’s termination, the Conduit would be entitled to all cash collections on the SPE’s accounts receivable until its purchased interest has been repaid.

The terms of the agreements governing this facility qualify trade receivables sale transactions for “sale treatment” under generally accepted accounting principles. As such, Energizer is required to account for the SPE’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. Absent this “sale treatment,” Energizer’s balance sheet would reflect additional accounts receivable and notes payable and lower other current assets. See further discussion in Note 8 to the Condensed Consolidated Financial Statements.

In April 2004, Energizer renewed its contract with the Conduit of the SPE, with some key changes. Under the new agreement, the SPE no longer meets the “sale treatment” under generally accepted accounting principles as noted above. Therefore, future transactions will be reported and consolidated into Energizer’s results. As outlined above, the changes to Energizer’s balance sheet will consist of additional accounts receivable, lower other current assets resulting from the elimination of the investment in the SPE, and if applicable, an increase in notes payable. This accounting change will occur in Energizer’s third fiscal quarter.

Forward-Looking Statements
Statements made in this document that are not historical, particularly statements regarding estimates of battery category decline, retailer consumption of Energizer’s products, Energizer’s market share in the battery category, retailer inventory levels for the battery category, anticipated SWS advertising and promotion expenses, anticipated currency impact on future earnings, expectations of future tax benefits related to prior year losses and year-over-year tax comparisons, and Energizer’s compliance with debt covenants, including the covenant with respect to its debt to EBITDA ratio, and its continuing ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer’s actual results for future periods to differ materially from those anticipated or projected. Energizer’s estimates of battery category growth and value increase, retail consumption of its battery products on a unit and volume basis, Energizer market share and retailer inventory levels may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying excess inventories at this time, or if those retailers elect to further contract their inventory levels. Energizer’s overall tax rate for the year may be higher or lower than anticipated because of unforeseen changes in foreign loss estimates. Such changes could also impact Energizer’s continued recognition of tax benefits related to prior year losses. Anticipated advertising and promotion expenses for SWS may be impacted by actions of our competitors, available cash lfows and other investment alternatives. Competitive activity, whether involving pricing, new products and/or promotional expenditures, could negatively impact sales growth of the new SWS shaving systems, as well as future quarter segment results. Furthermore, the impact of the new shaving systems on existing product sales is difficult to determine with any accuracy, but it is likely that existing product sales of similar category products will decline with the growing acceptance of new products. Energizer’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Finally, the impact of currency exchanges is difficult to predict and can be significantly affected by economic and political conditions, either worldwide or in particular countries or regions, and by governmental monetary policies. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its annual report on Form 10-K for the Year ended September 30, 2003, and its Current Reports on Form 8-K dated April 25, 2000 and April 28, 2004.

Item 4.   Controls and Procedures.
J. Patrick Mulcahy, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of March 31, 2004, the end of the Company’s second fiscal quarter of 2004, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

Energizer was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that Energizer’s new Quattro men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. The Gillette Company filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Gillette Company has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, the Gillette Company amended its original complaint to add allegations that Quattro infringes three additional Gillette patents involving the system’s tray and handle grips, and on December 19, 2003, filed suit against Energizer’s subsidiary in Germany alleging that Quattro infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. Energizer separately challenged the validity of Gillette’s European progressive geometry patent in a European Patent Office action, but, at a hearing held in March, 2004, its challenge was denied; consequently, Gillette’s lawsuit against Energizer’s subsidiary will proceed to trial in December of 2004. Energizer believes that it has meritorious defenses to Gillette’s allegations in both the U.S. and European actions.

On February 13, 2004, Energizer filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. These three patents cover Gillette’s Mach3, Mach3 Turbo and Venus product lines. This suit is in a preliminary stage and may proceed for a protracted period of time.

On February 10, 2004, the plaintiff in a proposed class action lawsuit, filed in May, 2003 in the Circuit Court for the 20th Judicial Circuit in St. Clair County, Illinois, voluntarily dismissed her action against the Company and its wholly owned subsidiary, Eveready Battery Company, Inc.

The Company and its subsidiaries are parties to a number of other legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters, including those described above, are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to Energizer’s financial position, taking into account established accruals for estimated liabilities. These liabilities, however, could be material to results of operations or cash flows for a particular quarter or year.

Item 4—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended March 31, 2004

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (2)

1/1/04 – 1/31/04	477,800	$ 37.42	477,800	10,000,000

2/1/04 – 2/29/04	-	-	-	-

3/1/04 – 3/31/04	-	-	-	-

Quarter 2 of FY 2004	477,800	$ 37.42	477,800	10,000,000

(1) On July 30, 2003, the Company announced Board approval of an authorization for the Company to acquire up to 10,000,000 shares of its common stock. Following that date, approximately 3.9 million shares of common stock were acquired by the Company under that authorization, including purchases made during January, 2004.
(2) On January 26, 2004, the Company announced that its Board of Directors had terminated the remaining authorization under the July 30, 2003 program, and replaced it with a new authorization to acquire up to 10,000,000 shares of the Company’s common stock. No shares have yet been acquired under the current authorization.

Item 6—Exhibits and Reports on Form 8-K

(a)   The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

10	Negotiated Employment Agreement and General Release.*

31(i)	Section 302 Certification of Chief Executive Officer.

31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.

32(i)	Section 1350 Certification of Chief Executive Officer.

32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

*Denotes a management contract or compensatory plan or arrangement.

(b)   On April 28, 2004, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to its earnings for the second quarter of fiscal 2004, ended March 31, 2004. A Statement of Earnings for the quarter was filed with the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
______________________________
Registrant

By:
Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
Date: May 7, 2004