Form 10-Q
period 2004-06-30
ENERGIZER HOLDINGS INC
filed 2004-07-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

YES: ☒      NO: ☐

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 23, 2004:

               77,976,429

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

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net sales	$651.9	$594.0	$2,056.5	$1,529.0

Cost of products sold	325.0	359.0	1,017.0	874.0
Selling, general and administrative expense	126.5	107.9	383.2	252.9
Advertising and promotion expense	114.4	90.2	295.9	164.2
Research and development expense	16.7	16.0	53.5	34.1
Intellectual property rights income	-	(2.5)	(1.5)	(8.5)
Interest expense	7.6	10.2	21.5	19.3
Other financing items, net	5.6	-	2.0	(1.1)

Earnings before income taxes	56.1	13.2	284.9	194.1

Income tax (provision)/benefit	(17.4)	4.3	(77.8)	(57.2)

Net earnings	$38.7	$17.5	$207.1	$136.9

Basic earnings per share	$0.48	$0.21	$2.52	$1.59
Diluted earnings per share	$0.46	$0.20	$2.43	$1.55

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$38.7	$17.5	$207.1	$136.9
Other comprehensive income, net of tax
Foreign currency translation adjustments	(10.7)	26.9	19.0	33.7
Minimum pension liability change, net of tax of
$0.2 for nine months ended June 30, 2004
and $1.8 for nine months ended June 30, 2003	-	(0.1)	(0.4)	(6.1)
Unrealized holding gain on available-for-sale securities,
net of tax of $(0.4)	(0.7)	-	-	-

Total comprehensive income	$27.3	$44.3	$225.7	$164.5

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	June 30,	September 30,	June 30,
	2004	2003	2003

Assets

Current assets
Cash and cash equivalents	$84.2	$71.7	$63.4
Restricted cash	3.6	-	-
Trade receivables, less allowance for doubtful
accounts of $16.4, $9.8 and $9.9, respectively	567.7	432.3	384.8
Inventories	460.5	430.6	493.0
Other current assets	207.0	308.5	254.0

Total current assets	1,323.0	1,243.1	1,195.2

Property at cost	1,383.2	1,339.1	1,327.7
Accumulated depreciation	(693.5)	(637.9)	(633.5)

	689.7	701.2	694.2

Goodwill	369.1	330.2	457.4
Intangible assets	306.6	308.8	193.9
Other assets	152.6	148.8	148.3

Total	$2,841.0	$2,732.1	$2,689.0

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$20.0	$20.0	$-
Notes payable	132.3	66.1	52.1
Accounts payable	195.5	213.2	205.3
Other current liabilities	468.7	428.2	373.1

Total current liabilities	816.5	727.5	630.5

Long-term debt	921.5	913.6	1,008.0

Other liabilities	327.6	283.0	294.9

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	828.5	811.9	798.6
Retained earnings	568.4	367.1	336.2
Treasury stock	(557.2)	(288.1)	(295.4)
Accumulated other comprehensive loss	(65.3)	(83.9)	(84.8)

Total shareholders equity	775.4	808.0	755.6

Total	$2,841.0	$2,732.1	$2,689.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2004	2003

Cash flow from operations
Net earnings	$207.1	$136.9
Non-cash items included in income	93.8	59.5
Changes in assets and liabilities used in operations	14.0	113.5
Other, net	11.4	6.0

Net cash flow from operations	326.3	315.9

Cash flow from investing activities
Property additions	(76.6)	(34.2)
Proceeds from sale of property	1.5	7.1
Purchase of Schick-Wilkinson Sword, net of cash acquired	-	(922.9)
Other, net	4.6	-

Net cash used by investing activities	(70.5)	(950.0)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	65.0	1,058.1
Principal payments on long-term debt (including
current maturities)	(58.5)	(230.0)
Proceeds from acquisition bridge loan	-	550.0
Payment of acquisition bridge loan	-	(550.0)
Net increase/(decrease) in notes payable	15.4	(47.0)
Common stock purchased	(280.1)	(131.4)
Proceeds from issuance of common stock	18.3	13.4

Net cash (used)/provided by financing activities	(239.9)	663.1

Effect of exchange rate changes on cash	0.2	0.5

Net increase in cash and cash equivalents	16.1	29.5

Cash and cash equivalents, beginning of period	71.7	33.9

Cash and cash equivalents, end of period	$87.8	$63.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2004
(Dollars in millions, except per share data – Unaudited)

Note 1 – The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2003.

Note 2 – The Company applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its stock-based compensation. Charges to net earnings for stock-based compensation under APB 25 were $0.5 and $0.3 for each of the quarters ending June 30, 2004 and 2003, respectively, and $1.3 and $1.5 for each of the nine months ended June 30, 2004 and 2003, respectively. Had cost for stock-based compensation been determined based on the fair value method set forth under Statement of Financial Accounting Standards (SFAS) 123, charges to net earnings would have been an additional $1.9 and $1.5 for the quarters ended June 30, 2004 and 2003, respectively, and $4.5 and $4.7 for the nine months ended June 30, 2004 and 2003, respectively. Pro forma disclosures required under SFAS 123, as if the Company had adopted the fair value-based method of accounting for stock options, are presented below and are for disclosure purposes only and may not be representative of future calculations.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net earnings/(loss):
As reported	$38.7	$17.5	$207.1	$136.9
Pro forma adjustments	(1.9)	(1.5)	(4.5)	(4.7)

Pro forma	$36.8	$16.0	$202.6	$132.2

Basic earnings/(loss) per share:
As reported	$0.48	$0.21	$2.52	$1.59
Pro forma adjustments	(0.02)	(0.02)	(0.06)	(0.06)

Pro forma	$0.46	$0.19	$2.46	$1.53

Diluted earnings/(loss) per share:
As reported	$0.46	$0.20	$2.43	$1.55
Pro forma adjustments	(0.02)	(0.01)	(0.05)	(0.06)

Pro forma	$0.44	$0.19	$2.38	$1.49

Note 3 – The Company’s operations are managed via three major segments - North America Battery (United States and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades, and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, major restructuring charges and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

On March 28, 2003, the Company acquired the worldwide Schick Wilkinson Sword (SWS) business from Pfizer, Inc. Following the acquisition of SWS, the Company has adopted an operating model that includes a combination of stand-alone and combined business functions between the battery and razor and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, legal and environmental activities, and in some countries, combined sales forces and management. For shared business functions, the Razors and Blades segment has been charged only the actual incremental cost of assuming additional SWS work. Such amounts are less than fully-allocated costs and do not represent the costs of such services if performed on a stand-alone basis.

Historical segment sales and profitability for the quarter and the nine months ended June 30, 2004 and 2003, respectively, are presented below. All prior periods have been restated to conform to the current presentation.

	Historical		Historical
	For the quarter ended June 30,		For the nine months ended June 30,

	2004	2003	2004	2003

Net Sales
North America Battery	$228.5	$213.8	$785.9	$755.5
International Battery	193.3	174.3	622.6	567.6

Total Battery	421.8	388.1	1,408.5	1,323.1
Razors and Blades	230.1	205.9	648.0	205.9

Total Net Sales	$651.9	$594.0	$2,056.5	$1,529.0

Profitability
North America Battery	$55.3	$49.3	$209.3	$205.1
International Battery	33.2	26.3	116.4	89.2
R&D Battery	(8.6)	(8.8)	(30.1)	(26.9)

Total Battery	79.9	66.8	295.6	267.4
Razors and Blades	6.9	16.6	71.3	16.6

Total segment profitability	$86.8	$83.4	$366.9	$284.0

General corporate and other expenses	(15.9)	(10.6)	(55.6)	(28.3)
Additional cost - acquisition inventory valuation	-	(56.2)	-	(56.2)
Intellectual property rights income	-	2.5	1.5	8.5
Gain on Sale of Property	-	5.7	-	5.7
Amortization	(1.6)	(1.4)	(4.4)	(1.4)
Interest and other financial items	(13.2)	(10.2)	(23.5)	(18.2)

Total earnings before income taxes	$56.1	$13.2	$284.9	$194.1

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,

Net Sales by Product Line	2004	2003	2004	2003

Alkaline Batteries	$271.1	$242.7	$927.8	$885.7
Carbon Zinc Batteries	56.4	56.8	182.8	177.7
Other Batteries and Lighting Products	94.3	88.6	297.9	259.7
Razors and Blades	230.1	205.9	648.0	205.9

Total Net Sales	$651.9	$594.0	$2,056.5	$1,529.0

Note 4 – On March 28, 2003, the Company acquired the SWS business from Pfizer, Inc. The pro forma statement of earnings and segment sales and profitability for the nine months ended June 30, 2003 is presented below. This statement represents the Company’s results as if the acquisition of SWS had occurred on October 1, 2002. Such results have been prepared by adjusting the Company’s historical results to include SWS results of operations and incremental interest, amortization of acquired finite-lived intangibles and other expenses related to acquisition debt. The pro forma statements do not include any cost savings occurring from the combination of Energizer and SWS operations, nor one-time items related to acquisition accounting. This pro forma earnings statement is based on, and should be read in conjunction with the Company’s historical consolidated financial statements and related notes, as well as SWS historical consolidated financial statements and notes included in the Form 8-K filings of May 30, 2003.

SWS inventory acquired in the acquisition was valued as if the Company were a distributor purchasing the inventory. In 2003, this resulted in a one-time allocation of purchase price to acquired inventory which was $89.7 higher than the historical manufacturing cost of SWS (the Write-Up). Inventory value and cost of products sold were based on post acquisition SWS production costs for all product manufactured after the acquisition date. During the quarter ended June 30, 2003, $56.2 of the Write-Up was recognized in cost of products sold, reducing net earnings by $35.9, after taxes.

`	Historical	Pro Forma
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2004	2003

Net sales	$ 2,056.5	$ 1,841.0

Cost of products sold	1,017.0	1,027.7	*
Selling, general and administrative expense	383.2	325.9
Advertising and promotion expense	295.9	220.8
Research and development expense	53.5	48.8
Intellectual property rights income	(1.5)	(8.5)
Interest expense	21.5	33.8
Other financing items, net	2.0	0.9

Earnings before income taxes	284.9	191.6	*

Income tax provision	(77.8)	(56.8)

Net earnings	$207.1	$134.8

Earnings per share
Basic	$2.52	$1.56	*
Diluted	$2.43	$1.52	*

Weighted average shares of common stock - Basic	82.2	86.3
Weighted average shares of common stock - Diluted	85.1	88.6

*Results for the nine months ended June 30, 2003 include $56.2 pre-tax, $35.9 after-tax, or $0.43 per basic share and
$0.42 per diluted share related to the SWS acquired inventory Write-Up

	Historical	Pro Forma
	Nine Months Ended	Nine Months Ended
	June 30, 2004	June 30, 2003

Net Sales
North America Battery	$785.9	$755.5
International Battery	622.6	567.6

Total Battery	1,408.5	1,323.1
Razors and Blades	648.0	517.9

Total Net Sales	$2,056.5	$1,841.0

Profitability
North America Battery	$209.3	$$205.1
International Battery	116.4	89.2
R&D Battery	(30.1)	(26.9)

Total Battery	295.6	267.4
Razors and Blades	71.3	33.4

Total segment profitability	$366.9	$300.8

General corporate and other expenses	(55.6)	(28.3)
Additional cost - acquisition inventory valuation	-	(56.2)
Intellectual property rights income	1.5	8.5
Gain on sale of property	-	5.7
Amortization	(4.4)	(4.2)
Interest and other financial items	(23.5)	(34.7)

Total earnings before income taxes	$284.9	$191.6

Note 5 – Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and the nine months ended June 30, 2004 and 2003, respectively.

(shares in millions)	Quarter Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator:
Net earnings for basic and dilutive earnings per share	$38.7	$17.5	$207.1	$136.9

Denominator:
Weighted-average shares for basic earnings per share	80.8	83.9	82.2	86.3

Effect of dilutive securities:
Stock options	2.2	1.8	2.1	1.6
Restricted stock equivalents	0.9	0.7	0.8	0.7

Total dilutive securities	3.1	2.5	2.9	2.3

Weighted-average shares for diluted earnings per share	83.9	86.4	85.1	88.6

Basic earnings per share	$0.48	$0.21	$2.52	$1.59

Diluted earnings per share	$0.46	$0.20	$2.43	$1.55

Note 6 – Substantially all activities related to previously announced restructuring plans have been completed as of June 30, 2004, except for the disposition of certain assets held for disposal under restructuring plans. During the nine months ended June 30, 2004, 26 employees were terminated under previously announced restructuring plans. Activities impacting the restructuring reserve during the nine months ended June 30, 2004, which are recorded in Other Current Liabilities on the Consolidated Balance Sheet are presented in the following table:

	Beginning			Ending
	Balance	Provision	Activity	Balance

Termination benefits	$2.3	$-	$(2.3)	$-
Other cash costs	0.1	-	(0.1)	-

Total	$2.4	$-	$(2.4)	$-

Note 7 – In the nine months ended June 30, 2004, the Company recorded a charge for asset impairment of $4.2 before taxes in research and development expense. The charge was to write down to disposition value certain long-lived assets following a decision to discontinue a project to develop alternative manufacturing methods. Additionally, the Company recorded a $1.9 pre-tax asset impairment charge in cost of products sold for impaired assets used to produce products that have been discontinued. The impaired long-lived assets had been carried in the North America Battery segment.

Note 8 - An international affiliate has $3.6 of funds deposited in a bank account that is acting as collateral for a certain bank loan. The Company has reflected this bank deposit as Restricted Cash on its balance sheet. The loan was initiated in June 2004 for a three month period. At maturity, the Company expects to renew and may adjust the amount of the loan. As the loan amount changes, the funds on deposit will be required to increase or decrease with the loan amount.

Note 9 – The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation (the SPE), which is a bankruptcy-remote special purpose entity subsidiary of the Company, and an outside party (the Conduit). The terms of the arrangement were amended in April 2004 providing, among other things, the ability of the Company to re-purchase accounts receivable sold to the Conduit if it so chooses. Under the amended structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Prior to the amendment, this financing arrangement was required to be accounted for as a sale of receivables, representing “off balance sheet financing”. Under accounting required for the former agreement, reported balance sheet captions were higher or lower than such amounts would have been reported under the amended structure as presented below.

	September 30, 2003	June 30, 2003

Additional accounts receivable	$175.7	$133.9

Additional notes payable	75.0	61.0

Lower other current assets	100.7	72.9

Note 10 – The Company has certain guarantees that are required to be disclosed under FASB Interpretation No. 45. The Company has arranged for letters of credit to be supplied by financial institutions to meet regulatory requirements for certain workers compensation and environmental obligations. Total letters of credit posted were $0.5 at June 30, 2004. Such letters expire annually; however will likely be renewed upon expiration in support of the Company’s ongoing operations.

The Company guaranteed loans for certain common stock purchases made by certain executive officers and other key executives of the Company. With respect to the executive officers, these guarantees were amended in June 2002 to apply only to the outstanding loan balances as of June 30, 2002. The aggregate loan balances guaranteed total approximately $1.5. The maximum term of each individual loan guarantee is 3 years, and the Company may offset any losses it may incur under an individual loan guarantee against any amounts owed by it to the individual officer or executive.

Note 11 – Changes in the carrying amount of goodwill for the period ended June 30, 2004 are as follows:

	North America	International	Razors &
	Battery	Battery	Blades	Total

Balance at October 1, 2003	$24.7	$13.3	$292.2	$330.2
Adjustment to SWS opening balance sheet	-	-	30.6	30.6
Cumulative translation adjustment	-	0.8	7.5	8.3

Balance at June 30, 2004	$24.7	$14.1	$330.3	$369.1

A final adjustment was made in 2004 to the SWS purchase allocation between goodwill and intangible assets by country. Because local tax treatment of goodwill and intangible assets varies by local statute, such allocations impacted the required level of related deferred taxes. The recording of such deferred tax adjustments resulted in a corresponding increase in recorded goodwill.

Total intangible assets other than goodwill at June 30, 2004 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net

To be amortized:

Tradenames	$11.9	$(1.3)	$10.6
Technology and patents	35.2	(3.7)	31.5
Customer-related	6.2	(1.7)	4.5

	53.3	(6.7)	46.6
Indefinite-lived:

Tradenames	620.0	(360.0)	260.0

Total intangible assets	$673.3	$(366.7)	$306.6

Changes in indefinite-lived intangible assets are currency related. Estimated amortization expense for amortized intangible assets for each year ended September 30, 2004 through 2008 is $5.0.

Note 12 – The FASB issued SFAS 132 (revised 2003), "Employers’ Disclosures about Pensions and Other Postretirement Benefits," which requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans in annual financial statements. SFAS 132 also requires interim disclosures regarding net periodic benefit cost and contributions made and expected to be made for defined benefit pension plans and other defined benefit postretirement plans.

The Company has several defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Service cost	$6.5	$5.2	$18.2	$14.1
Interest cost	8.7	7.8	24.8	21.3
Expected return on plan assets	(12.4)	(11.8)	(36.4)	(34.2)
Amortization of prior service cost	-	-	0.3	(0.1)
Amortization of unrecognized net loss	0.6	0.8	1.4	1.6
Amortization of transition obligation	-	(0.1)	-	-

Net periodic benefit cost	$3.4	$1.9	$8.3	$2.7

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.9	0.9	2.4	2.4
Expected return on plan assets	-	-	(0.1)	-
Amortization of prior service cost	(0.6)	(0.6)	(1.8)	(1.8)

Net periodic benefit cost	$0.4	$0.4	$0.7	$0.8

For the nine months ended June 30, 2004, $6.8 in pension contributions and $1.2 in postretirement contributions have been made by the Company. The Company expects to contribute $8.5 to its pension plans and $2.8 to its other postretirement plans for the fiscal year 2004.

Note 13 – On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the U.S. The act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. FASB Staff Position 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” issued in May 2004, requires measures of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost (NPPBC) to reflect the effects of the Act. FSP 106-2 is effective for the Company in the fourth quarter of fiscal 2004. Currently, APBO, which is reflected in the other liabilities section of the accompanying consolidated balance sheet, and NPPBC, which is reflected in the accompanying consolidated statement of earnings, do not reflect the effects, if any, of the Act.

Note 14 – The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new Quattro men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. Gillette has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, Gillette amended its original complaint to add allegations that Quattro infringes three additional Gillette patents involving the system’s tray and handle grips. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. Trial on Gillette’s claims is expected in 2005, with trial on the Company’s counterclaim thereafter.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that Quattro infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. The Company separately challenged the validity of Gillette’s European progressive geometry patent in a European Patent Office action, but, at a hearing held in March, 2004, its challenge was denied; consequently, Gillette’s lawsuit against the Company’s subsidiary will proceed to trial in December of 2004.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. Since the filing of the suit, however, Gillette has introduced a new product, Mach 3 Power. On July 15, 2004, the Company amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents and seeking a preliminary injunction against the sale of Mach 3 Power. The Court has not yet scheduled a hearing on the preliminary injunction motion. The suit on the merits is in a preliminary stage and may proceed for a protracted period of time.

In May, 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword Quattro razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. Those suits are in a preliminary stage and may proceed for a protracted period of time.

Note 15 – Supplemental financial statement information is shown below:

	June 30,	September 30,	June 30,
	2004	2003	2003

Inventories
Raw materials and supplies	$67.8	$56.5	$62.8
Work in process	111.6	116.3	149.0
Finished products	281.1	257.8	281.2

Total inventories	$460.5	$430.6	$493.0

Other current assets
Investment in SPE	$0.0	$100.7	$72.9
Miscellaneous receivables	30.8	56.9	47.0
Deferred income tax benefits	59.1	60.4	59.2
Other	117.1	90.5	74.9

Total other current assets	$207.0	$308.5	$254.0

Other assets
Pension asset	$122.4	$117.3	$119.0
Deferred charges and other assets	30.2	31.5	29.3

Total other assets	$152.6	$148.8	$148.3

Other current liabilities
Accrued advertising, promotion and allowances	$261.0	$230.8	$202.0
Accrued salaries, vacations and incentive compensation	64.4	73.7	77.9
Other	143.3	123.7	93.2

Total other current liabilities	$468.7	$428.2	$373.1

Other non-current liabilities
Pension, other retirement benefits and deferred compensation	$293.6	$224.7	$203.3
Other non-current liabilities	34.0	58.3	91.6

Total other non-current liabilities	$327.6	$283.0	$294.9

Note 16 – The Company purchased approximately 7.1 million shares of its common stock during the nine months ended June 30, 2004 under a July 2003 and a January 26, 2004 authorization from the Board of Directors. Under the most recent authorization, the Company is authorized to purchase up to ten million shares of the Company’s common stock, with no expiration date. The Company purchased an additional 1.4 million shares under the terms of a Rule 10b5-1 Repurchase Plan, through July 27, 2004. 5.4 million shares remain authorized for repurchase under the January 26, 2004 Board authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 17 – In July 2004, the Company announced a Voluntary Enhanced Retirement Option (VERO) available to approximately 600 eligible employees in the United States. If all eligible employees elect to participate, it would result in a pre-tax charge of $22.0, or $0.18 per diluted share, after-tax, in the fourth quarter of 2004. However, it is currently not possible to accurately predict how many eligible employees will elect to participate. The Company anticipates that many employees electing the VERO will not be replaced. Cost savings resulting from the VERO cannot be predicted until the number and specific employees accepting the offer are known. It is expected that cost savings realized will offset program costs in less than one year.

Note 18 – In July 2004, the Company liquidated a portion of its prepaid share option investment (discussed in Note 17 to the Energizer 2003 Annual Report). This transaction reduced the prepaid share options outstanding from 1.1 million to 0.5 million, and reduced the carrying value of the investment from $48.6 at June 30, 2004 to $21.1 immediately after the transaction.

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk (Dollars in millions, except per share data)

Highlights / Operating Results
The following discussion is based on the historical results of Energizer Holdings, Inc. (the Company), unless otherwise noted. On March 28, 2003, the Company completed its acquisition of the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. and thus, results for the SWS business are not included in the Consolidated Statement of Earnings prior to this date.

For the quarter ended June 30, 2004, net earnings were $38.7 or $0.48 per basic share and $0.46 per diluted share compared to $17.5, or $0.21 per basic share and $0.20 per diluted share for the same quarter last year. Included in the prior quarter net earnings are additional product costs of $35.9, after taxes, or $0.42 per diluted share, related to write-up of inventory acquired in the acquisition of SWS, gain on sale of an international property of $5.7, after taxes, or $0.07 per diluted share, tax benefits related to prior year losses of $7.8, or $0.09 per diluted share and intellectual property rights income of $1.5 after taxes, or $0.02 per diluted share. The inventory write-up is discussed in further detail in Note 4 to the Condensed Financial Statements.

Net earnings for the nine months ended June 30, 2004 were $207.1 or $2.52 per basic share and $2.43 per diluted share compared to $136.9, or $1.59 per basic share and $1.55 per diluted share for the same period last year. Favorable currency impacted year-over-year results by $0.31 per diluted share. Current year earnings include tax benefits related to prior year losses of $16.2, or $0.19 per diluted share and intellectual property rights income of $0.9 after taxes, or $0.01 per diluted share. Included in the net earnings for the nine months ended June 30, 2003, are the aforementioned inventory write-up, gain on sale of property, tax benefits and intellectual property rights income of $5.2 after taxes, or $0.06 per share.

Net sales increased $57.9 and $527.5 for the quarter and nine month period, respectively. The increase for the nine months primarily reflects the acquisition of SWS in mid fiscal 2003. The remainder of the nine month increase and increase in the quarter reflects higher sales in all business segments. See the following section for comments on year over year sales increases in the North America Battery, International Battery and Razors and Blades segments.

Gross margin increased $91.9 for the quarter and $384.5 for the nine months, primarily due to the SWS acquisition. Gross margin percentage increased 10.5 percentage points to 50.1% for the current quarter. The lower margin rate last year is primarily attributable to the inventory write-up mentioned above. The gross margin percentage increased 7.7 percentage points to 50.5% for the current nine months, primarily due to the aforementioned inventory write-up and higher margin rate for razors and blades than in the battery segments as well as favorable impact of currencies.

Selling, general and administrative expense increased $18.6 in the quarter, primarily due to higher corporate and Razors and Blades expenses. In the nine months, selling, general and administrative expenses increased $130.3, mainly due to the inclusion of SWS operations for the full nine months this year compared to only three months last year, higher corporate costs, unfavorable currency effects and higher segment spending. Selling, general and administrative expense as a percent of sales were 19.4% and 18.6% in the current quarter and nine months, respectively, compared to 18.2% and 16.5% in the same quarter and nine month period last year, respectively, primarily due to the acquisition of SWS and a higher rate of spending in razors and blades than in the battery segments.

Advertising and promotion expense increased $24.2 in the current quarter, due to higher spending in the Razor and Blades segment and to a lesser extent, the battery segments, as well as unfavorable currency effects. In the nine months, advertising and promotion expense increased $131.7 primarily as a result of the inclusion of SWS operations for the full nine months this year compared to only three months last year. Additionally, all segments’ year over year spending increased in the nine months. Advertising and promotion as a percent of sales was 17.5% and 14.4% in the current quarter and nine months, respectively, compared to 15.2% and 10.7% in the same quarter and nine months last year, respectively. The increased percentage for the quarter reflects significant incremental spending on the new shaving products, QUATTRO and Intuition. The increased rate for the nine months is primarily due to a generally higher rate of spending in razors and blades than in the battery segments, as well as the aforementioned increase related to new shaving products.

For the current quarter, research and development expense of $16.7 was nearly flat compared to the same period last year. Research and development expense increased $19.4 for the current nine months as a result of the acquisition of SWS and higher battery expense related to a charge for a discontinued development project. Research and development as a percent of sales was 2.6% in the current quarter and nine months, compared to 2.7% and 2.2% in the same quarter and nine months last year, respectively. The increased percentage for the nine months is due to a higher rate of spending in razors and blades than for batteries and the acquisition of SWS in the prior year, as well as the aforementioned battery charge.

Segment Results
The Company’s operations are managed via three major segments - North America Battery (United States and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades, and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, major restructuring charges and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

Following the acquisition of SWS, the Company has adopted an operating model that includes a combination of stand-alone and combined business functions between the battery and razor and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, legal and environmental activities, and in some countries, combined sales forces and management. For shared business functions, the Razors and Blades segment has been charged only the actual incremental cost incurred due to additional work following the SWS acquisition. Such amounts are less than fully-allocated costs and do not represent the costs of such services if performed on a stand-alone basis.

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial Statements for the quarters and nine months ended June 30, 2004 and 2003. All prior periods have been restated to conform to the current segment presentation.

North America Battery

	Quarter ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net sales	$228.5	$213.8	$785.9	$755.5
Segment Profit	$55.3	$49.3	$209.3	$205.1

Net sales to customers for the third quarter increased $14.7, or 7%, primarily on higher volume. Alkaline unit volumes increased 11% in the quarter.

In the United States (U.S.), retail alkaline category units were nearly flat compared to the same quarter last year, while category value sales declined 3%. Retail consumption of the Company’s alkaline products increased an estimated 4% in units and 1% in value for the quarter. The negative price mix is primarily due to channel shift from the food and drug stores to accounts that sell larger pack sizes. The Company estimates its share of the alkaline battery market at approximately 32% for the quarter, up approximately one percentage point compared to the same quarter last year. The Company estimates that overall retail inventory levels at June 30, 2004, are in line with seasonally normal levels.

Segment profit increased $6.0 due to higher sales, partially offset by higher raw material costs and advertising expense.

For the nine months, sales increased $30.4, or 4%, on higher volume, favorable Canadian currency value of $6.6 and higher net pricing. Segment profit increased $4.2, with currency accounting for $3.7 of the improvement. Absent currency effects, higher segment profit from increased sales was nearly offset by higher raw material costs, advertising, promotion and overhead expenses.

Looking forward, U.S. retail battery consumption has been strengthening, but the September quarter will be a difficult comparison due to east coast blackouts and hurricanes in the same period last year.

International Battery

	Quarter ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net sales	$193.3	$174.3	$622.6	$567.6
Segment Profit	$33.2	$26.3	$116.4	$89.2

  Net sales for the quarter increased $19.0, or 11%, on higher volume and favorable currency impacts of $8.4. Segment profit increased $6.9 for the quarter, including a $4.2 benefit of favorable currencies and higher sales, which were partially offset by higher advertising, promotion and overhead expenses.

For the nine months, net sales increased $55.0, or 10%, on favorable currency impacts of $44.3 and higher volumes in all areas, partially offset by unfavorable pricing in Europe. Segment profit increased $27.2 for the nine months, including a $23.3 favorable impact from currencies. Absent currencies, segment profit increased $3.9 as higher sales were partially offset by higher advertising, promotion and overhead expenses.

Razors and Blades

	Quarter ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003 - pro forma

Net sales	$230.1	$205.9	$648.0	$517.9
Segment Profit	$6.9	$16.6	$71.3	$33.4

The Company’s acquisition of SWS was completed on March 28, 2003; therefore, the comparisons of the current nine months are versus pro forma SWS results for the corresponding period last year, as shown in Note 4 of the Condensed Financial Statements.

Razors and Blades sales for the quarter increased $24.2, or 12%, compared to the same quarter last year. The main drivers of sales growth were the new QUATTRO men’s shaving system, Intuition women’s shaving system sales in Europe and Asia following initial product introductions and favorable currency impacts of $10.7. These improvements were partially offset by anticipated declines in Europe and Asia for other product lines, which were negatively impacted by new product sales, a decline in North American Intuition sales compared to last year’s product launch and retail pipeline fill, and significant coupon activity, which is recorded as a discount to sales.

During the current quarter, SWS ran a national coupon program aimed at generating consumer trial of QUATTRO and Intuition razors. Razor share is highly volatile depending on new product offerings and promotional activity. In the current quarter, SWS achieved nearly a 50% U.S. dollar share, compared to approximately 33% for the March 2004 and 29% for the June 2003 quarters. It is anticipated that SWS’ razor share will decline in the September quarter reflecting sales of recently launched competitor products and lower SWS promotional activity. Share of blades is more stable than razors, and SWS believes it provides a better gauge of the ongoing business. SWS’ share of the U.S. blade market was approximately 18% for the quarter compared to 17% last quarter and 15% for the same quarter last year.

Segment profit for the quarter decreased $9.7, as benefits of sales increases, lower product costs and favorable currency impacts of $2.9 were more than offset by a significant increase in advertising, promotion and selling expenses in support of new products, particularly in Europe and Asia. Overall overhead spending increased in the quarter on higher selling expense, partially offset by cost savings of integrating certain Razors and Blades business support functions into existing Company functions. Such savings were $3.5 for the quarter.

For the nine months, sales increased $130.1, or 25%, as incremental sales of Intuition and QUATTRO and $43.6 of favorable currency were partially offset by anticipated declines in other product lines. Segment profit for the nine months increased $37.9, as higher gross margin from new product sales, lower product costs and favorable currency impacts of $12.8 were partially offset by higher advertising and promotion and, to a lesser extent, overhead expenses. Cost savings due to business integration for the nine months was $10.1.

Looking forward, Razors and Blades results will be significantly influenced by the performance of the QUATTRO and Intuition franchises. Both products are currently selling in most major markets in which SWS operates and the launch advertising and promotion campaigns are near completion. SWS will continue to support both brand franchises with strong media and promotional support, but at levels lower than that of the initial launch period. Total business integration cost savings are expected to be $13.3 for the full year 2004 and an additional $5.0 savings in 2005.
General Corporate and Other Expenses
Corporate and other expenses increased $5.3 for the quarter, mainly due to higher legal expenses related to litigation activities and higher administrative expenses. For the nine months, corporate and other expenses increased $27.3 due to higher legal expenses, costs of integrating the Razors and Blades business and higher administrative expenses.

Intellectual Property Rights Income
The current nine months include $1.5 pre-tax or $0.9 after-tax, related to the licensing of intellectual property rights. The quarter and nine months ended June 30, 2003 included intellectual property rights income of $2.5 pre-tax, or $1.5 after tax, and $8.5 pre-tax, or $5.2 after tax, respectively.

Interest Expense and Other Financing Costs
Interest expense declined $2.6 for the quarter reflecting lower interest rates and lower average borrowings. For the nine months, interest expense increased $2.2 as interest of higher average borrowings in the current year was partially offset by lower interest rates. The current nine months include incremental debt from the SWS acquisition for the full period compared to only three months of incremental debt in the prior year nine months.

Other net financing expense was unfavorable $5.6 for the quarter primarily due to foreign currency losses in the current periods. For the nine months, other net financing expense was unfavorable $3.1 as foreign currency gains earlier in the year partially offset current quarter losses.

Income Taxes
The income tax rate was 31.0% for the current quarter, and includes an adjustment necessary to bring the rate for the nine months in line with the projected full year rate. Income taxes for the current nine months were 27.3% which reflects a tax rate of 33.0% of current year earnings as well as $16.2 of previously unrecognized tax benefits related to prior year losses. Reported income taxes in the third quarter and nine months last year included a tax benefit of $20.3 associated with the SWS inventory write-up and a $7.8 tax benefit related to prior year losses. Absent these items, the tax rate for last year’s third quarter and nine months would have been 34.3% and 34.1%, respectively.

Energizer has recognized significant tax benefits related to prior year losses over the last five quarters, including amounts discussed above as well as $4.4 in the fourth quarter of 2003. These benefits have been recognized in periods where the improved operating results in key foreign markets have made it more likely than not that tax loss carryforwards will be realized in the foreseeable future. Looking forward, Energizer has now recognized the bulk of such benefits available and does not expect to record meaningful additional amounts in the foreseeable future. As a result, year over year tax comparisons are expected to be unfavorable in the last half of the year.

Financial Condition
At June 30, 2004, working capital was $506.5, compared to $515.6 at September 30, 2003. The decrease in working capital reflects higher advertising, promotion and other accruals in the current period, partially offset by higher inventories in the current period. At June 30, 2003, working capital was $564.7, or $58.2 higher than the current period due to higher accruals and lower inventories in the current period.

Energizer’s total borrowings were $1,073.8 at June 30, 2004, an increase of $74.1 from September 30, 2003. The increase in borrowings is primarily due to the change in classification of the Special Purpose Entity, which is discussed in further detail below. As of June 30, 2004, Energizer’s total debt tied to variable interest rates (primarily LIBOR) were $698.8. An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $7.0.

A summary of Energizer’s significant contractual obligations is shown below. See Note 10 to the Condensed Financial Statements for discussion of letters of credit, loan guarantees and guarantees for the purchase of goods used in production.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$941.5	$20.0	$176.5	$155.0	$590.0

Notes payable	132.3	132.3	-	-	-

Operating leases	87.3	12.7	19.8	14.0	40.8

Total	$1,161.1	$165.0	$196.3	$169.0	$630.8

Cash flow from operations was $326.3 for the nine months ended June 30, 2004, compared to $315.9 for the same period a year ago. Current year cash flows benefited from significantly higher cash earnings, primarily from the SWS acquisition and the battery segments.  Prior year cash earnings were unfavorably impacted by high cost inventory acquired in the SWS acquisition (see Note 4). Liquidation of such inventory had an offsetting favorable impact on the “Changes in assets and liabilities used in operations” line of the cash flow statement. Additionally, prior year cash flow benefited from conversion of trade receivables to cash.

Cash used in investing activities includes capital expenditures of $76.6 in the current nine month period compared to capital expenditures of $34.2 in the same period last year, with the increase primarily due to higher battery production capital spending and the acquisition of SWS. Prior year investing cash flows included the acquisition of SWS.

Cash flow from financing activities includes the purchase of $280.1 of treasury stock in the current nine months compared to $131.4 in the same period last year. The Company purchased approximately 7.1 million shares of its common stock during the current nine months ended and approximately 3.2 million shares of its common stock during the quarter ended June 30, 2004. In July 2004, the Company has purchased an additional 1.4 million shares through July 27, 2004. On January 26, 2004, the Board of Directors replaced its last authorization with a new authorization to purchase up to ten million shares of Company common stock. Approximately 5.4 million shares are left under the current authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the facility agreement) cannot be greater than 3.5 to 1, and the ratio of its current year EBIT to total interest expense must exceed 3.5 to 1. Energizer’s ratio of total indebtedness to its EBITDA was 2.1 to 1, and the ratio of its EBIT to total interest expense was 12.8 to 1 as of June 30, 2004.

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

Special Purpose Entity
The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation (the SPE), which is a bankruptcy-remote special purpose entity subsidiary of the Company, and an outside party (the Conduit). The terms of the arrangement were amended in April 2004 providing, among other things, the ability of the Company to re-purchase accounts receivable sold to the Conduit if it so chooses. Under the amended structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivable sold for accounting purposes. Prior to the amendment, this financing arrangement was required to be accounted for as a sale of receivables, representing “off balance sheet financing”. Under the former agreement, reported balance sheet captions were higher or lower than such amounts would have been reported under the amended structure as follows:

	September 30, 2003	June 30, 2003

Additional accounts receivable	$175.7	$133.9

Additional notes payable	75.0	61.0

Lower other current assets	100.7	72.9

Subsequent Events
    In July 2004, the Company announced a Voluntary Enhanced Retirement Option (VERO) available to approximately 600 eligible employees in the United States. If all eligible employees elect to participate, it would result in a pre-tax charge of $22.0, or $0.18 per diluted share, after-tax, in the fourth quarter of 2004. However, it is currently not possible to accurately predict how many eligible employees will elect to participate. The Company anticipates that many employees electing the VERO will not be replaced. Cost savings resulting from the VERO cannot be predicted until the number and specific employees accepting the offer are known. It is expected that cost savings realized will offset program costs in less than one year.

    Also in July 2004, the Company liquidated a portion of its prepaid share option investment (discussed in Note 17 to the Energizer 2003 Annual Report). This transaction reduced the prepaid share options outstanding from 1.1 million to 0.5 million, and reduced the carrying value of the investment from $48.6 at June 30, 2004 to $21.1 immediately after the transaction.

Forward-Looking Statements

Statements made in this document that are not historical, particularly statements regarding estimates of battery category changes on a unit and value basis compared to the same period last year and strengthening of U.S. retail battery consumption, retailer inventory levels for batteries, Energizer’s U.S. market share in the alkaline battery category, SWS’ U.S. market share in both razors and blades categories and anticipated changes in that share, the impact of the performance of new products on SWS results, continued advertising and promotional support for new SWS products and its impact on the success of those products, projected income tax rates, cost savings related to the SWS integration, the Company’s compliance with debt covenants, including the covenant with respect to its debt to EBITDA ratio and its continuing ability to meet liquidity requirements, and cost savings (including prospective job eliminations) related to the VERO, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Competitive activity, cost savings initiatives, unanticipated currency fluctuations and general economic conditions can significantly impact the future profit outlook for the Company. Competitive activity, retailer demands, and cash flow fluctuations may influence current plans for advertising and promotional spending for both Battery and Razors and Blades in future quarters, and there is no guarantee that such spending will have a positive impact on the Company’s financial performance. The Company’s estimates of battery category unit and value changes, retail and consumer consumption of its battery products, U.S. Energizer and SWS market share, and retailer inventory levels, may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer’s U.S. sales volumes in future quarters may lag unit consumption if retailers are currently carrying excess inventories at this time, or if those retailers elect to further contract their inventory levels. SWS’ U.S. market share in both the razors and blades categories may be subject to greater fluctuation than is currently anticipated, based upon consumer acceptance of SWS products and competitive offerings, as well as by competitive promotional activity. Both the battery and the razors and blades categories are highly competitive, and large retail customers possess significant leverage in obtaining pricing and promotional concessions – all of which could impact pricing and promotional stabilization. Anticipated savings from integrating SWS may differ from current estimates. The Company’s overall tax rate for the year may be higher or lower than anticipated because of unforeseen changes in foreign loss estimates or changes in applicable laws. The Company’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of the Company’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. The VERO may not be accepted by a significant number of eligible employees, resulting in an inability to offset program costs. In addition, the potential of job eliminations (and consequent longer-term cost savings) may not materialize, depending upon the particular positions held by those accepting the offer. Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its Annual Report on Form 10-K for the Year ended September 30, 2003, its quarterly reports on Form 10Q for the periods ended December 31, 2003, and March 31, 2004, and its Current Report on Form 8-K dated April 25, 2000.

Item 4.   Controls and Procedures.

J. Patrick Mulcahy, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of June 30, 2004, the end of the Company’s third fiscal quarter of 2004, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

    Energizer was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that Energizer’s new Quattro men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. The Gillette Company filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Gillette Company has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, the Gillette Company amended its original complaint to add allegations that Quattro infringes three additional Gillette patents involving the system’s tray and handle grips. In June, 2004, Energizer filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. Trial on Gillette’s claims is expected in 2005, with trial on Energizer’s counterclaims thereafter. Energizer believes that it has meritorious defenses to Gillette’s allegations.

    On December 19, 2003, Gillette filed suit against Energizer’s Wilkinson Sword subsidiary in Germany alleging that Quattro infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. Energizer separately challenged the validity of Gillette’s European progressive geometry patent in a European Patent Office action, but, at a hearing held in March, 2004, its challenge was denied; consequently, Gillette’s lawsuit against Energizer’s subsidiary will proceed to trial in December of 2004.

    On February 13, 2004, Energizer filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. Since the filing of the suit, however, Gillette has introduced a new product, Mach 3 Power. On July 15, 2004, Energizer amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents and seeking a preliminary injunction against the sale of Mach 3 Power. The Court has not yet scheduled a hearing on the preliminary injunction motion. The suit on the merits is in a preliminary stage and may proceed for a protracted period of time.

    In May, 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword Quattro razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. Those suits are in a preliminary stage and may proceed for a protracted period of time.

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

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    Issuer Purchases of Energizer Common Stock during the quarter ended June 30, 2004

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)

04/01/04 to 04/30/04	40,400	$ 43.01	40,400	9,959,600

05/01/04 to 05/31/04	1,967,367	43.67	1,967,367	7,992,233

06/01/04 to 06/30/04	1,173,200	44.78	1,173,200	6,819,033

Quarter 3 of FY 2004	3,180,967	$ 44.07	3,180,967	6,819,033

(1) On January 26, 2004, the Company announced Board approval of an authorization for the Company to acquire up to 10,000,000 shares of its common stock, which replaced in its entirety a previous Board authorization. Following that date and through the third fiscal quarter, approximately 3.2 million shares of common stock were acquired by the Company under the new authorization. On May 28, 2004, the Company entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company. Purchases by the Company during the month of June, 2004 were pursuant to the Plan, which, by its terms, expired on July 31, 2004.  The Company has purchased, through July 27, 2004, an additional 1.4 million shares under the terms of the Repurchase Plan, leaving 5.4 million shares authorized for repurchase.

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

(b)   On July 28, 2004, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to its earnings for the third quarter of fiscal 2004, ended June 30, 2004. A Statement of Earnings for the quarter was filed with the Current Report on Form 8-K.  On July 29, 2004, Energizer filed an amendment to the July 28 Current Report on Form 8-K because a line was inadvertently omitted from the Statement of Earnings initially filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

By:

Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer

Date: July 30, 2004