Form 10-K
period 2004-09-30
ENERGIZER HOLDINGS INC
filed 2004-12-10
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004
Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.
(Exact name of Registrant as Specified in its Charter)

Missouri	43-1863181
(State of Incorporation)	(I.R.S. Employer Identification No.)

533 Maryville University Drive St. Louis, Missouri 63141	(314) 985-2000
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Energizer Holdings, Inc. Common Stock, par value $.01 per share	New York Stock Exchange, Inc.
Energizer Holdings, Inc. Common Stock Purchase Rights	New York Stock Exchange, Inc.

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

Yes:  X    No:

Aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on March 31, 2004, the last day of the Registrant’s most recently completed second quarter: $3,587,464,669.

(Excluded from these figures is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on December 1, 2004: 72,356,841.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Energizer Holdings, Inc. 2004 Annual Report (Parts I and II of Form 10-K).

2.    Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2004 (Part III of Form 10-K).

PART I

Item 1.        Business.

General

Energizer Holdings, Inc., incorporated in Missouri in 1999, is one of the world’s largest manufacturers of primary batteries, flashlights and men’s and women’s wet-shave products. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spin-off to shareholders of Ralston Purina Company.

Energizer is the successor to over 100 years of expertise in the battery and lighting products industry. Its brand names “Eveready” and “Energizer” have worldwide recognition for quality and dependability, and are marketed and sold in more than 150 countries.

On March 28, 2003, Energizer completed the acquisition of the Schick-Wilkinson Sword business of Pfizer, Inc. Schick-Wilkinson Sword is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products, which currently includes the “Intuition”, “Lady Protector” and “Silk Effects Plus” women’s shaving systems and the “QUATTRO”, “Xtreme 3” and “Protector” men’s shaving systems, as well as the “Xtreme 3”,and “ST Slim Twin” disposables, has been well-known for over 75 years, with a reputation for high quality and innovation in shaving technology. Schick-Wilkinson Sword products are marketed and sold in more than 80 countries.

Energizer’s subsidiaries operate 25 manufacturing and packaging facilities in 15 countries on five continents, and employ 3,725 employees in the United States and 9,230 in foreign jurisdictions.

Principal Products

Energizer’s subsidiaries manufacture and/or market a complete line of primary alkaline and carbon zinc batteries, miniature batteries, specialty photo lithium batteries, rechargeable batteries, and flashlights and other lighting products. Energizer believes it has one of the industry’s most extensive product lines, with leading products in three major categories: household batteries, including the premium, performance and price segments; specialty batteries; and lighting products.

In the household category, “Energizer MAX” brand alkaline batteries are the most popular and widely used in the array of Energizer products. The batteries are offered in 1.5 volt, 4.5 volt, 6 volt and 9 volt configurations, and are available in the standard selection of sizes, including AA, AAA, AAAA, C, D and 9 volt sizes. In the performance segment of that category, Energizer offers an extensive line of products engineered specifically for demanding high-drain batteries, including “Energizer e2” Titanium AA batteries, and “Energizer e2” Lithium AA and AAA batteries. Energizer also offers “Energizer” Rechargeable NiMH batteries, and the “Energizer” Compact Charger and 15-Minute Charger. Price segment offerings include “Eveready” carbon zinc batteries and “Eveready Gold” alkaline batteries.

In specialty batteries, Energizer offers a range of miniature batteries for hearing aids, watches and small electronics, and photo batteries for film cameras. It has introduced the “EZ Change” dispenser for hearing aid batteries, and “Energizer” Multi-Drain silver oxide watch batteries.

In lighting products, Energizer manufactures and markets a complete line of flashlights and other battery-powered lighting products under the “Energizer” and “Eveready” brands - including premium and value flashlights and lanterns for home, work and outdoors, plus novelty and impulse flashlights. In 2004, Energizer launched the “Energizer Quick Switch” flashlight that runs on two D, C or AA batteries.

 Energizer’s Schick-Wilkinson Sword wet shave business, acquired in 2003, manufactures and markets a range of razor systems (i.e. razor handle with refillable blades) and disposable shave products for men and women in all major global markets, as well as shaving products such as lotions and shaving creams, and, at a facility in the United Kingdom, ceremonial swords. It currently holds the #2 position globally in the wet shave industry. In the spring of 2003, Schick-Wilkinson Sword introduced the “Intuition” women’s shaving system, a revolutionary system containing a skin-conditioning solid which lathers when wet, as well as a pivoting triple bladed razor. In September of 2003, it introduced the “QUATTRO” men’s shaving system, the world’s first four-bladed razor, with conditioning strips and an ergonomically designed handle, and in 2004 introduced an improved “QUATTRO” Midnight. In 2005, Schick-Wilkinson Sword plans to introduce “QUATTRO” for Women, the world’s first four-bladed razor designed for women.

Sources and Availability of Raw Materials

 The principal raw materials used in Energizer’s businesses - electrolytic manganese dioxide, zinc, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, plastic and various packaging materials, for wet shave products, - are sourced on a regional or global basis. Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time, but cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

Energizer’s management has extensive experience in purchasing raw materials in the commodity markets. From time to time, management has taken positions in various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

Energizer’s battery and lighting products and wet shave products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the United States, the direct sales team for batteries has been reorganized into a Customer Management Team focused on key business accounts in several categories, including food, mass merchandise and specialty. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, account for more than ten percent of Energizer’s sales. For fiscal year 2004, those customers accounted for, in the aggregate, approximately 16.6% of Energizer’s sales.

Patents, Technology and Trademarks

Energizer’s operating subsidiaries own a number of trademarks which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include “Eveready”, “Energizer”, “Energizer e2”, "Energizer Max", “Schick”, “Wilkinson Sword”, “Intuition”, “QUATTRO”, “Xtreme”, “Xtreme 3”, “Protector”, “Lady Protector”, the Energizer Bunny and the Energizer Man character.

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

 As of September 30, 2004, Eveready Battery Company, Inc., a subsidiary of Energizer, owned (directly or beneficially) approximately 446 unexpired United States patents which have a range of expiration dates from October, 2004 to November, 2021, and had approximately 184 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2004, Eveready owned (directly or beneficially) approximately 1,302 foreign patents and had approximately 567 patent applications pending in foreign countries.

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

 Energizer competes in the domestic and global battery markets which have been, in the past, high growth markets. Higher performance primary and rechargeable batteries have been growing at a faster rate than lower-performing batteries. Energizer’s principal battery competitors in the United States are Duracell International, Inc., a subsidiary of The Gillette Company, and Rayovac Corporation. Private-label sales by large retailers have also been growing in significance. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

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

Governmental Regulation and Environmental Matters

The operations of the Company, like those of other companies engaged in the battery and shaving products businesses, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations primarily relate to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal.

The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to seven federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRPs are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of the Company and the other PRPs at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRPs and other site users.

The amount of the Company’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used.

In addition, the Company undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in November 1999. Responsibility for those programs was assumed by the buyer at the time of the divestiture. In 2001, the buyer, as well as its operating subsidiary which owned and operated the Gainesville facility (which has subsequently been sold or leased to another operator), filed petitions in bankruptcy. In the event that the buyer and its affiliates, or the current opeator, becomes unable to continue the programs to reduce or eliminate contamination, the Company could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site. Under the terms of the Reorganization Agreement between the Company and Ralston Purina Company, however, which has been assumed by an affiliate of The Nestle Corporation, Ralston’s successor is obligated to indemnify the Company for 50% of any such liabilities in excess of $3 million.

Under the terms of the Stock and Asset Purchase Agreement between Pfizer, Inc. and the Company, relating to the acquisition of the SWS business, environmental liabilities related to pre-closing operations of that business, or associated with properties acquired, are generally retained by Pfizer, subject to time limitations varying from 2 years to 10 years following closing with respect to various classes or types of liabilities, minimum thresholds for indemnification by Pfizer, and maximum limitations on Pfizer’s liability, which thresholds and limitations also vary with respect to various classes or types of liabilities.

Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. In many developing countries in which the Company operates, there has not been significant governmental regulation relating to the environment, occupational safety, employment practices or other business matters routinely regulated in the United States. As such economies develop, it is possible that new regulations may increase the risk and expense of doing business in such countries.

Accruals for environmental remediation are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessments take place and remediation efforts progress, or as additional technical or legal information becomes available.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate aggregate liability arising from such environmental matters, taking into account established accruals of $7.5 million for estimated liabilities at September 30, 2004, should not be material to the business or financial condition of the Company.

Available Information

 Energizer regularly files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. The SEC maintains an Internet site containing these reports, and proxy and information statements, at http://www.sec.gov. These filings are also available free of charge on Energizer’s website, at www.energizer.com as soon as reasonably practicable after their electronic filing with the SEC.

Other Matters

 The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Battery Business Overview, and Razors and Blades Business Overview” on page 10, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Highlights” on pages 10 and 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 15 and 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results, and Segment Results” on pages 11 through 13, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results - Research and Development” on page 11, “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information” on pages 42 through 44, of the Energizer Holdings, Inc. 2004 Annual Report, are hereby incorporated by reference.

Item 2.     Properties

 A list of Energizer’s principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2004, based on Energizer’s current operating mode, alkaline manufacturing facilities were utilized on average 83%; however, based on a 100% 7/24 mode, alkaline utilization would be at 70% of capacity. Energizer’s carbon zinc facilities were utilized on average at approximately 70%. Wet shave products manufacturing facilities were utilized, on average, at approximately 70% of capacity.

BATTERY PRODUCTS

North America	Europe
Asheboro, NC (2)	Caudebec Les Elbeuf, France (1)(5)
Bennington, VT	La Chaux-de-Fonds, Switzerland
Garrettsville, OH	Tanfield Lea, U.K. (1)
Marietta, OH
Maryville, MO	Africa
St. Albans, VT	Alexandria, Egypt
Walkerton, Ontario, Canada (5)	Nakuru, Kenya (4)
Westlake, OH (3)

Asia	ADMINISTRATIVE AND EXECUTIVE OFFICES
Bogang, People’s Republic of China (1)	St. Louis, Missouri (1)
Cimanggis, Indonesia
Ekala, Sri Lanka
Johor, Malaysia
Jurong, Singapore
Mandaue Cebu, Philippines
Tianjin, People’s Republic of China

WET SHAVE PRODUCTS

North America	Europe
Milford, CT	Acton, U.K. (6)
Solingen, Germany

South America	Asia
Caracas, Venezuela (1)	Guangzhou, People’s Republic of China

In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased            (2) Two plants            (3)  Research facility
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

On December 19, 2003, Gillette filed suit against Energizer’s Wilkinson Sword subsidiary in Germany alleging that QUATTRO infringes Gillette’s European patent which is equivalent to the three-blade progressive exposure patent at issue in the Massachusetts District Court. At a trial held on December 2, 2004, the German court ruled that QUATTRO does not infringe Gillette’s patent. Gillette has announced that it will appeal the decision. Energizer separately challenged the validity of Gillette’s European progressive exposure patent in a European Patent Office action, but, at a hearing held in March, 2004, its challenge was denied. Energizer has filed an appeal of this decision.

On February 13, 2004, Energizer filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. Since the filing of the suit, however, Gillette has introduced a new product, Mach 3 Power. On July 15, 2004, Energizer amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents. The suit on the merits is in a preliminary stage and may proceed for a protracted period of time.

In May, 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword QUATTRO razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. Those suits are in a preliminary stage and hearings are scheduled during 2005.

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

Item 4a     Executive Officers Of The Registrant.

A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2004.

J. Patrick Mulcahy - Chief Executive Officer of Energizer since March, 2000. Mr. Mulcahy joined Ralston Purina Company in 1968 and has served as Chairman of the Board and Chief Executive Officer of Eveready Battery Company, Inc. since 1987. Mr. Mulcahy served as co-Chief Executive Officer and co-President of Ralston Purina Company from October, 1997 to June, 1999. He served as Ralston’s Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; and Division Vice President, Director of Marketing, Grocery Products Group, 1980-81. Mr. Mulcahy has announced his plans to retire as Chief Executive Officer as of the end of January, 2005. Age: 60.

William P. Stiritz - Chairman of the Board of Directors of Energizer and Chairman of the Management Strategy and Finance Committee since March, 2000. Mr. Stiritz joined Eveready Battery Company, Inc. in 2000, at the time of the Company’s spin-off from Ralston Purina Company. From 1982 to 1997, he served as Chief Executive Officer and Chairman of the Board of Ralston Purina Company, and from 1998 to 2001, he served as Chief Executive Officer, President and Chairman of the Board of Agribrands International, Inc. Mr. Stiritz will resign as an Executive Officer as of the end of January, 2005, although he will remain as Chairman of the Board. Age: 70.

Ward M. Klein - President and Chief Operating Officer since January, 2004, and will become Chief Executive Officer as of the end of January, 2005. Prior to his current position he served as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 49.

Joseph McClanathan - President and Chief Executive Officer, Energizer Battery since January, 2004. Prior to his current position, he served as President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 52.

Joseph E. Lynch - President and Chief Executive Officer, Schick-Wilkinson Sword since January, 2004. Prior to his current position, he served as President, Schick-Wilkinson Sword from March, 2003 to January, 2004. Mr. Lynch became an officer of Energizer upon the acquisition of the Schick-Wilkinson Sword business on March 28, 2003. Prior to that time, he served as the President of the Schick-Wilkinson Sword division of Pfizer, Inc. and its predecessor in interest, Warner-Lambert Company since November, 2000. He joined Warner-Lambert in 1995 as Vice President and Controller, and served in that position until being appointed to the Schick position in 2000. Age: 53.

Daniel J. Sescleifer - Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 42.

Gayle G. Stratmann - Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 48.

Peter J. Conrad - Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 44.

David P. Hatfield - Executive Vice President and Chief Marketing Officer, Energizer Battery since March, 2004. Prior to his current position, he served as Vice President, North American and Global Marketing, from 1999 to 2004, and as Vice President, Europe, Marketing, from 1997 to 1999. Age: 44.

Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters.

 Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of September 30, 2004, there were 15,221 shareholders of record of the ENR Stock.

 The following table sets forth the range of market prices for the ENR Stock for the period from October 1, 2002 to September 30, 2004. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2005.

Market Price Range

	FY2004	FY2003
First Quarter	$35.73 - $38.94	$24.23- $31.74
Second Quarter	$36.21 - $47.80	$22.46- $29.20
Third Quarter	$41.09 - $48.40	$25.20- $32.15
Fourth Quarter	$37.10 - $46.36	$30.68- $38.27

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Energizer Common Stock during the quarter ended September 30, 2004:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares That may yet be Purchased under the Current Program (1)
07/01/04 to 7/31/04	1,508,800	$43.96	908,800	0
08/01/04 to 8/31/04	3,123,089	$39.74	3,123,089	9,869,229
09/01/04 to 09/30/04	1,627,983	$43.17	1,627,983	8,241,246
Quarter 4 of FY 2004	6,259,872	$41.65	5,659,872	8,241,246

(1) On August 30, 2004, the Company announced Board approval of a new authorization for the Company to acquire up to 10,000,000 shares of its common stock, which replaced in its entirety a previous authorization dated January 26, 2004. From October 1 through December 1, 2004, 1,276,800 shares of common stock were acquired under the August 30 authorization. On August 30, 2004, the Company also entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company. Purchases by the Company during the months of September and October, 2004, and the first 5 days of November, 2004, were pursuant to the Plan, which by its terms has now expired.

Item 6.        Selected Financial Data.

 The “ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION” appearing on page 20 of the Energizer Holdings, Inc. 2004 Annual Report is hereby incorporated by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 19, and the information appearing under "ENERGIZER HOLDINGS, INC - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 42 through 44, of the Energizer Holdings, Inc. 2004 Annual Report is hereby incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

 Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions" on pages 17 through 18 of the Energizer Holdings, Inc. 2004 Annual Report is hereby incorporated by reference.

Item 8.        Financial Statements and Supplementary Data.

 The consolidated financial statements of Energizer and its subsidiaries appearing on pages 22 through 25, together with the report thereon of PricewaterhouseCoopers LLP on page 21, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)” on page 44 of the Energizer Holdings, Inc. 2004 Annual Report are hereby incorporated by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

  Not applicable.

Item 9A.    Controls and Procedures.

 J. Patrick Mulcahy, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2004, the end of the Company’s 2004 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

 The information regarding directors on pages 3 through 5 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2004 is hereby incorporated by reference.

 The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. Mr. Joseph McClanathan filed a Form 4 on January 20, 2004, 14 days after it was due, to disclose a distribution from the Energizer Stock Unit Fund of the Company’s Deferred Compensation Plan. The inadvertent delay in filing occurred because of a delay by the plan in paying the distribution, and the plan administrator’s failure to provide information regarding the distribution in a timely manner to Mr. McClanathan. To the best of the Company’s knowledge, all of the filings for the Company’s other executive officers and its directors were made on a timely basis in 2004.

 The Company has adopted a code of ethics that is applicable to all of its directors, executive officers and employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller. The Company’s code of ethics has been posted on the Company’s website at www.energizer.com.

Item 11.    Executive Compensation.

 Information appearing under "Executive Compensation" on pages 15 through 24, "Nominating and Executive Compensation Committee Report on Executive Compensation" on pages 25 through 29, "Performance Graph" on page 31, "Common Stock Ownership of Director Nominees and Executive Officers" on pages 15 and 16, and the information under "Board of Directors Standing Committees" on pages 6 and 7, "Director Compensation" on pages 9 and 10 and “Compensation Committee Interlocks and Insider Participation” on page 10 of the Energizer Holdings, Inc. Company Notice of Annual Meeting and Proxy Statement dated December 9, 2004 is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 12 and "Common Stock Ownership of Director Nominees and Executive Officers" on pages 13 and 14 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2004 is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
as of September 30, 2004

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a), and as noted below.)
Equity compensation plans approved by security holders	6,620,264	$22.49	4,163,256
Equity compensation plans not approved by security holders	None	NA	None
Total	6,620,264	$22.49	4,163,256

Note: in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, 677,000 restricted stock equivalents have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan, Energizer’s only equity compensation plan, other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. These equivalents vest over a three-year period following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, unless the recipient elected, in advance, to defer conversion until retirement or termination of employment. In addition, in 2003, 272,000 restricted stock equivalents, which vest over a nine-year period following grant, and, in 2004, 74,000 restricted stock equivalents, which vest over a seven-year period following grant, were also granted under the terms of the 2000 Incentive Stock Plan. The number of securities indicated in column (c) reflects not only the exclusion of securities which will be issued upon exercise of outstanding options, warrants and rights, but also the exclusion of securities which will be issued upon conversion of restricted stock equivalents which have been granted.

Item 13.    Certain Relationships and Related Transactions.

 Information appearing under "Certain Relationships and Related Transactions" on page 10 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2004, is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

 Information appearing under “Selection of Auditors” on pages 10 and 11 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2004, is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.    Documents filed with this report:

a.    Financial statements previously incorporated by reference under Item 8 herein.

 -Report of Independent Registered Public Accounting Firm.
-Consolidated Statement of Earnings -- for years ended September 30, 2004, 2003 and 2002.
 -Consolidated Balance Sheet -- at September 30, 2004 and 2003.
-Consolidated Statement of Cash Flows -- for years ended September 30, 2004, 2003, and 2002.
-Consolidated Statement of Shareholders Equity -- at September 30, 2004, 2003 and 2002.
 -Notes to Financial Statements.

b.   Reports on Form 8-K.

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

On October 20, 2004, Energizer filed a Current Report on Form 8-K to disclose its entry into material definitive agreements, in the form of incentive stock awards granted to certain of its executive officers.

On November 3, 2004, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to earnings results for its fourth fiscal quarter, and fiscal year, ended September 30, 2004. A Statement of Earnings for the quarter and year ended September 30, 2004 was filed with the Current Report on Form 8-K.

On November 3, 2004, Energizer filed a Current Report on Form 8-K to disclose the pending retirement of its Chief Executive Officer and a member of its Board of Directors, both effective January 25, 2005, and the appointment of a new Chief Executive Officer, also effective that date.

On November 10, 2004, Energizer filed a Current Report on Form 8-K to disclose creation of a direct financial obligation upon the issuance of Three Hundred Million Dollars ($300,000,000) of privately-placed notes (“Notes”) pursuant to a Note Purchase Agreement dated November 9, 2004, with Banc of America Securities, LLC, as Placement Agent for the Company.

On November 16, 2004, Energizer filed a Current Report on Form 8-K to disclose entry into a material definitive agreement in the form of a U.S. Syndicated Credit Agreement with JPMorgan Chase Bank (“JPMCB”), Bank of America, N.A. (“Bank of America”), J.P. Morgan Securities Inc. (“JPMorgan”) and Banc of America Securities LLC (“BAS”), with JPMCB as Administrative Agent, Bank of America as Syndication Agent, and JPMorgan and BAS as Co-Lead Arrangers and Joint Book Runners.

On December 7, 2004, Energizer filed a Current Report on Form 8-K, dated as of October 19, 2004, to disclose material definitive agreements relating to its 2005 Annual and Long-Term Cash Bonus Award Program and its director compensation.

c.    Exhibits Required by Item 601 of Regulation S-K

(i)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

2	Agreement and Plan of Reorganization
3(i)	Articles of Incorporation of Energizer Holdings, Inc.
4	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent
10(v)	Asset Securitization Receivable Purchase Agreement between Energizer Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A.
10(viii)	Tax Sharing Agreement
10(xi)	Energizer Holdings, Inc. Incentive Stock Plan*
10(xii)	Form of Indemnification Agreements with Executive Officers and Directors *
10(xiii)	Executive Savings Investment Plan*
10(xiv)	Executive Health Insurance Plan*
10(xv)	Executive Long Term Disability Plan*
10(xvi)	Financial Planning Plan*
10(xvii)	Executive Group Personal Excess Liability Insurance Plan*
10(xviii)	Executive Retiree Life Plan*
10(xix)	Supplemental Executive Retirement Plan*

(ii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2000.

10(i)	Form of Non-Qualified Stock Option dated May 8, 2000*
10(ii)	Form of Non-Qualified Stock Option dated May 8, 2000*
10(iii)	Form of Non-Qualified Stock Option dated May 8, 2000*
10(iv)	Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*
10(v)	Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*
10(vi)	Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*

(iii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year Ended September 30, 2000.

10(i)	Form of Non-Qualified Stock Option dated September 18, 2000*
10(ii)	Form of 2000 Restricted Stock Equivalent Award Agreement dated September 18, 2000*
10(iii)	Energizer Holdings, Inc. Non-Qualified Deferred Compensation Plan, as amended September 18, 2000*
10(iv)	Form of Letter for Deferral of 2000 Bonus Award dated 3/30/00*
10(v)	Form of Letter for Deferral of 2000 Bonus Award dated 12/6/00*
10(vi)	Form of Indemnification Agreement*

(iv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2000.

  10(i)    Form of Non-Qualified Stock Option dated November 20, 2000*
  10(ii)    Form of 2000 Restricted Stock Equivalent Agreement dated
   November 20, 2000*

(v)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year Ended September 30, 2001.

10(i)	Amended Change of Control Employment Agreement dated November 19, 2001*
10(ii)	Revised Negotiated Employment Agreement and General Release*
10(iii)	Form of Energizer Holdings, Inc. Deferred Compensation Plan 2001 Election Form*
10(iv)	Form of Acknowledgement for Deferral of Fiscal Year 2001 Incentive Plan Bonus*

(vi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year ended September 30, 2002.

10(i)	Form of Non-Qualified Stock Option dated September 23, 2002*
10(ii)	Form of Non-Qualified Stock Option dated September 23, 2002*
10(iii)	Form of 2000 Restricted Stock Equivalent Award Agreement dated September 23, 2002*
10(iv)	Form of Indemnification Agreement dated October 15, 2002*
10(v)	Form of Energizer Holdings, Inc. Deferred Compensation Plan 2002 Election Form*
10(vi)	Form of Acknowledgement for Deferral of Fiscal Year 2002 Incentive Plan Bonus*

(vii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2002.

3(ii)	By-Laws of Energizer Holdings, Inc., as amended January 27, 2003
10(i)	Form of Non-Qualified Stock Option dated January 27, 2003*
10(iii)	Form of 2000 Restricted Stock Equivalent Award Agreement dated January 27, 2003*
10(iv)	Form of Indemnification Agreement dated January 27, 2003*
10(v)	Form of Employment Agreement and General Release with corporate officer*
10(vi)	Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc.

(viii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended March 31, 2003.

10(i)	Form of Non-Qualified Stock Option dated March 17, 2003*
10(ii)	Form of Non-Qualified Stock Option dated March 28, 2003*
10(iii)	Form of Change of Control Employment Agreement dated March 28, 2003*

(ix)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2003.

10(i)	Form of Amended Change of Control Employment Agreement dated May 19, 2003*
10(ii)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
10(iii)    Form of Non-Qualified Stock Option dated May 19, 2003*
10(iv)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
10(v)    Form of Indemnification Agreement dated May 19, 2003*
10(vi)	Facility Agreement dated July 25, 2003 for Energizer Asia Investments PTE, Ltd., with Citicorp Investment Bank (Singapore) Limited as Agent
10(viii)	Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003

(x)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year ended September 30, 2003.

10(i)	Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003.
10(ii)	Form of Energizer Holdings, Inc. Deferred Compensation Plan 2003 Election Forms*
10(iii)	Form of Acknowledgement for Deferral of Fiscal Year 2003 Incentive Plan Bonus*

(xi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2003.

10(i)    Form of Non-Qualified Stock Option dated January 26, 2004*

(xii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended March 31, 2004.

10(i)    Form of Negotiated Employment Agreement and General Release*

(xiii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated October 20, 2004.

10(i)	Form of Non-Qualified Stock Option dated October 19, 2004*
10(ii)	Form of Restricted Stock Equivalent Award Agreement dated October 19, 2004 *

(xiv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 10, 2004.

10(i)	Note Purchase Agreement dated as of November 1, 2004.

(xv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 16, 2004.

10(i)	U.S. Syndicated Credit Agreement dated November 16, 2004.

(xvi)
The summaries of material definitive agreements relating to the Company’s 2005 Annual and Long-Term Cash Bonus Award Program, and to its revised director compensation program, set forth in Energizer’s Current Report on Form 8-K dated as of October 19, 2004, are hereby incorporated by reference.

(xvii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

10(i)	Form of Energizer Holdings, Inc. Deferred Compensation Plan 2004 Election Forms*
10(ii)	Form of Energizer Holdings, Inc. Deferred Compensation Plan 2005 Election Forms*
10(iii)
At a meeting of the Nominating and Executive Compensation Committee of the Board of Directors of the Company held November 1, 2004, the Committee agreed that the Chief Executive Officer’s contingent bonus opportunity created in fiscal year 2004 under the Company’s Annual and Long-Term Bonus Program will become payable to him after the end of fiscal year 2005, despite his retirement as of January 25, 2005, but only if financial targets for fiscal year 2005 are achieved by the Company, consistent with the Program.

13	Pages 10 to 44 of the Energizer Holdings, Inc. 2004 Annual Report, which are incorporated herein by reference, are filed herewith
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31(i)	Section 302 Certification of Chief Executive Officer
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
32(i)	Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

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

ENERGIZER HOLDINGS, INC.

 J. Patrick Mulcahy
 Chief Executive Officer

Date:    December 10, 2004

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