Form 10-Q
period 2004-12-31
ENERGIZER HOLDINGS INC
filed 2005-02-03
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2004

Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

MISSOURI	No. 43-1863181

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

533 MARYVILLE UNIVERSITY DRIVE, ST. LOUIS, MO 63141

(Address of Principal Executive Offices) (Zip Code)

(314) 985-2000

(Registrant's telephone number, including area code)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES: X     NO: _____

Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES: X     NO: _____

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 31, 2005:     70,710,457

PART I -     FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2004	2003

Net sales	$875.9	$811.7

Cost of products sold	430.5	402.5
Selling, general and administrative expense	145.6	129.4
Advertising and promotion expense	96.3	92.7
Research and development expense	16.5	16.1
Interest expense	11.0	7.2
Other financing items, net	(3.1)	(1.9)

Earnings before income taxes	179.1	165.7

Income tax provision	(57.4)	(50.7)

Net earnings	$121.7	$115.0

Basic earnings per share	$1.68	$1.37
Diluted earnings per share	$1.62	$1.32

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$121.7	$115.0
Other comprehensive income, net of tax
Foreign currency translation adjustments	54.0	43.0
Minimum pension liability change, net of tax of
$0.2 in fiscal 2005 and 2004	(0.8)	(0.6)
Total comprehensive income	$174.9	$157.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	December 31,	September 30,	December 31,
	2004	2004	2003
Assets

Current assets
Cash and cash equivalents	$125.5	$109.1	$88.5
Restricted cash	3.6	3.6	-
Trade receivables, less allowance for doubtful
accounts of $20.7, $15.0 and $11.0, respectively	752.4	628.5	496.5
Inventories	432.1	459.7	401.0
Other current assets	189.5	175.8	327.8
Total current assets	1,503.1	1,376.7	1,313.8

Property at cost	1,463.6	1,420.7	1,370.5
Accumulated depreciation	(748.6)	(715.1)	(664.9)
	715.0	705.6	705.6

Goodwill	375.1	361.2	345.2
Intangible assets	317.5	308.2	312.9
Other assets	167.7	164.0	149.9

Total	$3,078.4	$2,915.7	$2,827.4

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$20.0	$20.0	$20.0
Notes payable	173.7	162.3	74.1
Accounts payable	167.3	220.5	178.7
Other current liabilities	553.2	505.1	512.3
Total current liabilities	914.2	907.9	785.1

Long-term debt	1,108.9	1,059.6	910.2

Other liabilities	380.1	366.0	290.4

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	836.1	830.7	814.0
Retained earnings	740.5	625.8	480.9
Treasury stock	(895.1)	(814.8)	(412.7)
Accumulated other comprehensive loss	(7.3)	(60.5)	(41.5)
Total shareholders equity	675.2	582.2	841.7

Total	$3,078.4	$2,915.7	$2,827.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2004	2003

Cash flow from operations
Net earnings	$121.7	$115.0
Non-cash items included in income	27.1	34.3
Changes in assets and liabilities used in operations	(84.8)	8.0
Other, net	(2.9)	1.0
Net cash flow from operations	61.1	158.3

Cash flow from investing activities
Property additions	(18.4)	(18.7)
Proceeds from sale of property	0.4	0.2
Other, net	(0.9)	(1.6)
Net cash used by investing activities	(18.9)	(20.1)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	298.0	-
Principal payments on long-term debt (including
current maturities)	(252.7)	(6.4)
Net increase in notes payable	9.0	7.4
Common stock purchased	(93.5)	(127.9)
Proceeds from issuance of common stock	8.3	2.9
Net cash used by financing activities	(30.9)	(124.0)

Effect of exchange rate changes on cash	5.1	2.6

Net increase in cash and cash equivalents	16.4	16.8

Cash and cash equivalents, beginning of period	109.1	71.7

Cash and cash equivalents, end of period	$125.5	$88.5

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2004
(Dollars in millions, except per share data - Unaudited)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2004.

Note 2 - The Company applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its share-based payments. Charges to net earnings under APB 25 were $0.4 for each of the quarters ending December 31, 2004 and 2003, respectively. Had cost for share-based payments been determined based on the fair value method set forth under Statement of Financial Accounting Standards (SFAS) 123, charges to net earnings would have been an additional $1.3 and $1.2 for the quarters ended December 31, 2004 and 2003, respectively. Pro forma disclosures required under SFAS 123, as if the Company had adopted the fair value-based method of accounting for stock options, are presented below and are for disclosure purposes only and may not be representative of future calculations.

	Quarter Ended
	December 31,
	2004	2003
Net earnings/(loss):
As reported	$121.7	$115.0
Pro forma adjustments	(1.3)	(1.2)
Pro forma	$120.4	$113.8

Basic earnings/(loss) per share:
As reported	$1.68	$1.37
Pro forma adjustments	(0.01)	(0.01)
Pro forma	$1.67	$1.36

Diluted earnings/(loss) per share:
As reported	$1.62	$1.32
Pro forma adjustments	(0.02)	(0.01)
Pro forma	$1.60	$1.31

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires compensation cost relating to share-based payment transactions be recognized in financial statements. Such cost will be measured based on the fair value of the equity or liability instruments issued. This statement eliminates the alternative to use the intrinsic value method of accounting per APB No. 25 and is effective for the Company in the fourth quarter of fiscal 2005. SFAS 123R may be adopted prospectively or retrospectively. The Company estimates the adoption of SFAS 132 will reduce reported net earnings by approximately $0.07 per diluted share for fiscal 2005.

Note 3 - The Company’s operations are managed via three major segments - North America Battery (United States and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades, and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit before general corporate expenses, which exclude legal expenses, costs associated with most restructuring, integration or business realignment and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model is a combination of stand-alone and combined battery and razor and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction functions, legal and environmental activities, and in some countries, combined sales forces and management. For shared business functions, the Razor and Blades segment has been charged only the actual incremental cost incurred due to the additional work following the Schick-Wilkinson Sword (SWS) acquisition. Such amounts are less than fully allocated costs and do not represent the costs of such services if performed on a stand alone basis.

Segment sales and profitability for the quarters ended December 31, 2004 and 2003, respectively, are presented below.

	For the quarter ended December 31,
	2004	2003

Net Sales
North America Battery	$386.4	$369.9
International Battery	261.3	238.8
Total Battery	647.7	608.7
Razors and Blades	228.2	203.0
Total Net Sales	$875.9	$811.7

Profitability
North America Battery	$117.2	$115.0
International Battery	64.7	48.9
R&D Battery	(8.2)	(8.5)
Total Battery	173.7	155.4
Razors and Blades	41.4	34.4
Total segment profitability	$215.1	$189.8

General corporate and other expenses	(26.7)	(17.4)
Amortization	(1.4)	(1.4)
Interest and other financial items	(7.9)	(5.3)
Total earnings before income taxes	$179.1	$165.7

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales by Product Line	2004	2003
Alkaline Batteries	$447.7	$425.7
Carbon Zinc Batteries	72.3	69.4
Other Batteries and Lighting Products	127.7	113.6
Razors and Blades	228.2	203.0
Total Net Sales	$875.9	$811.7

Note 4 - Through fiscal 2004, the Company recorded advertising and promotion expense (A&P) in each interim period based on a method that recognized the forecasted full year A&P ratably to forecasted revenues (Percent of Sales Method). When forecasts of A&P or revenues changed during the year, A&P rates were changed to reflect the new forecasts. Effective October 1, 2004, the Company began to expense A&P in the quarter incurred (As Incurred Method). The new method of accounting was adopted as it reduces the level of estimation in recording interim results and improves transparency of timing of A&P spending. The change in methods has no impact on the total results for the year. The prior year financial information presented above has not been restated for the As Incurred Method, rather it is presented on a pro forma basis in the tables below. The following presents the segment and consolidated results for the quarterly periods in fiscal 2004 for both methods.

	Q1 2004		Q2 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Profitability
North America Battery	$115.0	$119.4	$39.0	$42.3
International Battery	48.9	57.1	34.3	37.0
R&D Battery	(8.5)	(8.5)	(13.0)	(13.0)
Total Battery	155.4	168.0	60.3	66.3
Razors and Blades	34.4	23.1	30.0	26.3
Total segment profitability	$189.8	$191.1	$90.3	$92.6

Total earnings before income taxes	$165.7	$167.0	$63.1	$65.4

Income tax provision	(50.7)	(51.1)	(9.7)	(10.3)

Net income	$115.0	$115.9	$53.4	$55.1

EPS - Basic	$1.37	$1.38	$0.65	$0.67
EPS - Diluted	$1.32	$1.33	$0.63	$0.65

	Q3 2004		Q4 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Profitability
North America Battery	$55.3	$58.8	$88.9	$77.7
International Battery	33.2	36.6	31.3	17.0
R&D Battery	(8.6)	(8.6)	(9.8)	(9.8)
Total Battery	79.9	86.8	110.4	84.9
Razors and Blades	6.9	2.8	14.4	33.5
Total segment profitability	$86.8	$89.6	$124.8	$118.4

Total earnings before income taxes	$56.1	$58.9	$73.1	$66.7

Income tax provision	(17.4)	(18.3)	(12.8)	(10.9)

Net income	$38.7	$40.6	$60.3	$55.8

EPS - Basic	$0.48	$0.50	$0.79	$0.74
EPS - Diluted	$0.46	$0.48	$0.77	$0.72

Note 5 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2004 and 2003, respectively.

(shares in millions)	Quarter Ended
	December 31,
	2004	2003

Numerator:
Net earnings for basic and dilutive earnings per share	$121.7	$115.0

Denominator:
Weighted-average shares for basic earnings per share	72.3	83.8

Effect of dilutive securities:
Stock options	2.1	2.1
Restricted stock equivalents	0.8	0.9
Total dilutive securities	2.9	3.0

Weighted-average shares for diluted earnings per share	75.2	86.8

Basic earnings per share	$1.68	$1.37

Diluted earnings per share	$1.62	$1.32

Note 6 - The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The IRS recently communicated additional guidance on the repatriation provision and the Company began evaluating the repatriation provision of the Act in January 2005. The Company expects to complete the evaluation by June 30, 2005. The Company's evaluation has not yet progressed enough to reasonably estimate possible earnings repatriation under the Act or corresponding tax consequences thereof.

Note 7 - An international affiliate has $3.6 of funds deposited in a bank account that is acting as collateral for a certain bank loan. The Company has reflected this bank deposit as Restricted Cash on its balance sheet. The loan was initiated in June 2004 for a three month period. At each maturity, the Company renewed the agreement. As the loan amount changes, the funds on deposit will be required to increase or decrease with the loan amount.

Note 8 -The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation (the SPE), which is a bankruptcy-remote special purpose entity subsidiary of the Company, and an outside party (the Conduit). The terms of the arrangement were amended in April 2004 providing, among other things, the ability of the Company to re-purchase accounts receivable sold to the Conduit if it so chooses. Under the amended structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Prior to the amendment, this financing arrangement was required to be accounted for as a sale of receivables, representing “off balance sheet financing”. Under accounting required for the former agreement, reported balance sheet captions were higher or lower than such amounts would have been reported under the amended structure as presented below.

December 31, 2003

Additional accounts receivable	$212.5

Additional notes payable	80.0

Lower other current assets	132.5

Note 9 - Changes in the carrying amount of goodwill for the period ended December 31, 2004 are as follows:

	North American	International	Razors &
	Battery	Battery	Blades	Total
Balance at October 1, 2004	$24.7	$14.0	$322.5	$361.2
Cumulative translation adjustment	-	0.8	13.1	13.9
Balance at December 31, 2004	$24.7	$14.8	$335.6	$375.1

Total amortizable intangible assets other than goodwill at December 31, 2004 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.5	$(2.3)	$10.2
Technology and patents	36.1	(5.9)	30.2
Customer-related	6.6	(1.7)	4.9
	55.2	(9.9)	45.3

The carrying amount of indefinite-lived intangible assets is $272.2 at December 31, 2004, an increase of $9.1 and $8.6 from September 30, 2004 and December 31, 2003, respectively. Changes in indefinite-lived intangible assets, which are all tradenames, are currency related. Estimated amortization expense for amortized intangible assets for each year ended September 30, 2005 through 2009 is $5.8.

Note 10 -The Company has several defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	As of December 31,		As of December 31,
	2004	2003	2004	2003

Service cost	$6.0	$5.5	$0.1	$0.1
Interest cost	8.8	8.0	0.8	0.8
Expected return on plan assets	(11.7)	(12.0)	(0.1)	(0.1)
Amortization of prior service cost	(0.1)	0.1	(0.6)	(0.6)
Amortization of unrecognized net loss	0.8	0.4	-	-
Amortization of transition obligation	0.1	0.1	-	-
Net periodic benefit cost	$3.9	$2.1	$0.2	$0.2

For the three months ended December 31, 2004, $2.5 in pension contributions and $1.0 in postretirement contributions have been made by the Company. The Company expects to contribute $13.0 to its pension plans and $3.3 to its other postretirement plans for the fiscal year 2005.

Note 11 - In November, 2004 the Company entered into two new financing agreements. A $300.0 long-term debt financing was completed, with maturities of three, five, and seven years and fixed rates ranging from 3.44% to 4.38%. Proceeds from these notes were used to pay down all existing long-term debt in a revolving credit facility and to partially retire short-term debt within a secured financing. In addition, the Company renegotiated its existing revolving credit facility in order to extend the maturity to five years and to realize more favorable borrowing spreads.

Note 12 - The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new Quattro men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. Gillette has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, Gillette amended its original complaint to add allegations that Quattro infringes three additional Gillette patents involving the system’s tray and handle grips. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. Trial is expected in 2005.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that Quattro infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. At a trial on December 2, 2004, the German court hearing the matter held that the patent is limited to razors having three blades, and therefore does not cover the Company's four-bladed Quattro razor. Gillette has indicated it will appeal.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. After the filing of the suit, Gillette introduced a new product, Mach 3 Power, and on July 15, 2004, the Company amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents. The suit on the merits is scheduled for the fall of 2005.

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

Note 13 - Supplemental financial statement information is shown below:

	December 31,	September 30,	December 31,
	2004	2004	2003
Inventories
Raw materials and supplies	$73.0	$70.5	$59.4
Work in process	93.2	100.5	90.5
Finished products	265.9	288.7	251.1
Total inventories	$432.1	$459.7	$401.0
Other current assets
Investment in SPE	$-	$-	$132.5
Miscellaneous receivables	33.9	31.4	25.6
Deferred income tax benefits	70.2	65.7	58.2
Prepaid expenses	57.6	53.9	65.8
Other	27.8	24.8	45.7
Total other current assets	$189.5	$175.8	$327.8
Other assets
Pension asset	$115.7	$109.5	$121.7
Deferred charges and other assets	52.0	54.5	28.2
Total other assets	$167.7	$164.0	$149.9
Other current liabilities
Accrued advertising, promotion and allowances	$313.6	$281.1	$298.1
Accrued salaries, vacations and incentive compensation	74.4	72.5	58.8
Other	165.2	151.5	155.4
Total other current liabilities	$553.2	$505.1	$512.3
Other non-current liabilities
Pension, other retirement benefits and deferred compensation	$291.2	$272.0	$244.7
Other non-current liabilities	88.9	94.0	45.7
Total other non-current liabilities	$380.1	$366.0	$290.4

Note 14 - The Company purchased approximately 2.0 million shares of its common stock during the quarter ended December 31, 2004 under its August 2004 authorization from the Board of Directors to acquire up to 10 million shares of its common stock. As of December 31, 2004, 6.2 million shares remain under the current authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 15 - New Accounting Pronouncements:

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective October 1, 2006 for the Company. The Company does not believe that the adoption of SFAS 151 will have a significant impact on the consolidated financial statements.

FASB Staff Position 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” issued in December 2004, allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. See Note 6 for further information.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires compensation cost relating to share-based payment transactions be recognized in financial statements. See Note 2 for further discussion.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(Dollars in millions, except per share data)

Highlights / Operating Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended December 31, 2004 were $121.7, or $1.68 per basic share and $1.62 per diluted share compared to $115.0, or $1.37 per basic share and $1.32 per diluted share for the same quarter last year. The prior year’s quarter results include tax benefits related to prior year losses of $6.7.

Net sales increased $64.2, or 8% for the quarter with increases in all three segments. Favorable currency translation rates accounted for $23.8 of the increase. Sales increased 5% on a constant currency basis. See the comments on sales by segment in the Segment Results section below.

Gross margin increased $36.2 for the quarter, with approximately half the increase due to currency impacts. Excluding currency, gross margin dollars rose 4.5% in the quarter with all segments contributing to the increase. Gross margin percentage increased 0.5 percentage points to 50.9% for the current quarter primarily due to the relative increase in the razor and blade segment, which has a higher gross margin rate than in the battery segments. Both businesses of the Company have experienced higher costs for raw materials influenced by commodity metal and petroleum costs. Through the first quarter of fiscal 2005, such increases have been more than offset by other cost savings and, additionally in the battery business, favorable production efficiencies and fixed cost absorption on high production levels following the high demand in the 2004 hurricane season. The production benefits from the hurricane demand have been largely recognized as of December 31, 2004. For the remainder of the year, the Company expects unfavorable year over year material costs and is uncertain whether other costs savings will fully offset these increases. However, at current commodity price levels, the Company does not expect product cost will have a significant impact on its margins and overall results for the remainder of the year.

Selling, general and administrative expenses increased $16.2 in the quarter, on higher general corporate expenses of $9.3, as well as higher currency translation and segment spending. Selling, general and administrative expenses as a percent of sales were 16.6% in the current quarter, compared to 15.9% in the same quarter last year, primarily due to higher corporate expense.

Advertising and promotion expense increased $3.6 in the current quarter, primarily due to currencies. Advertising and promotion as a percent of sales was 11.0% in the current quarter, compared to 11.4% in the same quarter last year.

Through fiscal 2004, the Company recorded advertising and promotion expense (A&P) in each interim period based on a method that recognized the forecasted full year A&P ratably to forecasted revenues (Percent of Sales Method). When forecasts of A&P or revenues changed during the year, A&P rates were changed to reflect the new forecasts. Effective October 1, 2004, the Company began to expense A&P in the quarter incurred (As Incurred Method). The new method of accounting was adopted as it reduces the level of estimation in recording interim results and improves transparency of timing of A&P spending. The prior year financial information has not been restated for the As Incurred Method. Had the As Incurred Method been applied in the first quarter of 2004, net earnings and diluted earnings per share would have been $115.9 and $1.33, respectively, or $0.9 and $0.01 higher, respectively. However, the As Incurred Method has greater impacts on segment results. The change in method has no impact on consolidated or segment results for the year. Note 4 to the Condensed Financial Statements illustrates the impact this change would have had on quarterly 2004 segment and consolidated results had the Company used the As Incurred Method in 2004.

Research and development expense increased $0.4 in the current quarter and represented 1.9% of current year and 2.0% of prior year sales.

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

The Company’s operating model is a combination of stand-alone and combined battery and razor and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction functions, legal and environmental activities, and in some countries, combined sales forces and management. For shared business functions, the Razor and Blades segment has been charged only the actual incremental cost incurred due to the additional work following the Schick-Wilkinson Sword (SWS) acquisition. Such amounts are less than fully allocated costs and do not represent the costs of such services if performed on a stand-alone basis.

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial Statements for the quarters ended December 31, 2004 and 2003.

North America Battery

	Quarter ended December 31,
	2004	2003

Net sales	$386.4	$369.9
Segment Profit	$117.2	$115.0

Net sales for the current quarter were up $16.5, or 4% with higher volumes contributing $25.6, partially offset by unfavorable pricing and product mix due to price declines. Energizer Max volume increased 5% while lithium and rechargeable batteries experienced growth in excess of 20%. Overall pricing and product mix was unfavorable due to price declines of non-Energizer branded products and the continuing shift to larger pack sizes, which sell at lower per unit prices.

Gross margin increased $4.5 for the quarter, reflecting favorable product costs and currencies. The product cost rate was favorable $2.7 for the quarter as higher commodity-based raw material costs were more than offset by favorable efficiencies and fixed cost absorption on high production levels following the high demand hurricane season of 2004, and other cost savings. Gross margin contribution from sales volume increases was essentially offset by unfavorable pricing and product mix. Segment profit increased $2.2 for the current quarter, as improved gross margin was partially offset by higher A&P expenses. However, if last year’s first quarter A&P expense had been accounted for on the As Incurred Method, the year-over-year increase in A&P expense would have been $4.4 higher, resulting in a $2.2 segment profit decline in the current year.

In the U.S. retail alkaline category, units increased an estimated 2% compared to the same quarter last year, while category value fell approximately 2%. Retail consumption of Energizer’s alkaline products increased an estimated 5% in units, while dollar value was essentially flat. Energizer estimates its share of the alkaline battery market at approximately 32% for the quarter, up slightly from the same quarter last year. The Company believes that retail inventory levels at December 31, 2004, were at seasonally normal levels.

International Battery

	Quarter ended December 31,
	2004	2003

Net sales	$261.3	$238.8
Segment Profit	$64.7	$48.9

Net sales for International Battery increased $22.5, or 9%, in the current quarter, with $12.2 of the increase attributable to favorable currency translation. Absent currency impacts, sales increased 4% primarily on higher volume. Segment profit increased $15.8, which included a $5.6 benefit from currency valuations. Absent favorable currency impacts, segment profit for the quarter increased $10.2 on higher sales, favorable product costs and lower A&P expenses. However, if last year’s first quarter A&P expense had been accounted for on the As Incurred Method, the segment would have reported $8.2 of lower A&P expense in the 2004 quarter, which would have resulted in only a $2.0 increase for segment profit for the current quarter, absent currency impacts.

Razors and Blades

	Quarter ended December 31,
	2004	2003

Net sales	$228.2	$203.0
Segment Profit	$41.4	$34.4

Razors and Blades sales for the quarter increased $25.2, or 12%, reflecting favorable currency impacts of $9.1. Excluding currency effects, sales increased $16.1, or 8%, primarily due to higher volumes of QUATTRO and Intuition refill blades, partially offset by anticipated declines in other SWS product lines. In total, the QUATTRO and Intuition brands accounted for $21.1 of the sales increase, excluding currency effects.

Gross margin for the quarter increased $14.8 on higher sales. Segment profit for the quarter was up $7.0, as higher sales and favorable currency impacts of $2.9 were partially offset by higher A&P expense. However, if last year’s first quarter A&P had been accounted for on the As Incurred Method, reported A&P expense would have been $11.3 higher, resulting in an $18.3 increase in current quarter segment profit compared to last year’s first quarter. The difference between the Percent of Sales Method and the As Incurred Method in the first quarter of 2004 is due to timing of product launches and corresponding advertising campaigns in various countries.

SWS’ primary markets are the United States (U.S.), Canada, Japan and the larger countries of Western Europe. SWS estimates its overall share of the wet shave category for these major markets at 21.5% for the year ending November 2004 versus 19% for the same period in 2003, reflecting successful launches of new products.

General Corporate and Other Expenses
Corporate and other expenses increased $9.3 for the quarter due to higher compensation, information systems, legal and administrative costs and lower pension income, partially offset by lower expenses related to the integration of SWS.

Interest Expense and Other Financing Costs
Interest expense increased $3.8 on higher average borrowings and higher interest rates. Other net financing income increased $1.2 in the current quarter primarily due to increased foreign currency gains.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 32.0% for the current quarter, compared to 30.6% for the same quarter last year. The prior year rate included $6.7 of previously unrecognizable tax benefits related to losses in prior years. Absent such benefits, the prior year’s tax rate was 34.6%. The decrease in the current quarter is mainly due to improved earnings in lower tax rate jurisdictions.

The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The IRS recently communicated additional guidance on the repatriation provision and the Company began evaluating the repatriation provision of the Act in January 2005. The Company expects to complete the evaluation by June 30, 2005. The Company's evaluation has not yet progressed enough to reasonably estimate possible earnings repatriation under the Act or corresponding tax consequences thereof.

Financial Condition
At December 31, 2004, working capital was $588.9, compared to $468.8 at September 30, 2004 and $528.7 at December 31, 2003. The increase in working capital from September 30, 2004 was primarily due to higher receivables as a result of seasonal sales increases in the current quarter. The increase in working capital from December 31, 2003 is primarily due to higher currency exchange rates and higher cash.

Energizer’s total borrowings were $1,302.6 at December 31, 2004, $627.6 of which is tied to variable interest rates (primarily LIBOR). An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $6.3.

In November, 2004 the Company entered into two new financing agreements. A $300.0 long-term debt financing was completed with maturities of three, five, and seven years and fixed rates ranging from 3.44% to 4.38%. Proceeds from these notes were used to pay down all existing long-term debt in a revolving credit facility and to partially retire short-term debt within a secured financing. In addition, the Company renegotiated its existing revolving credit facility in order to extend the maturity to five years and to realize more favorable borrowing spreads.

A summary of Energizer’s significant contractual obligations is shown below.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,128.9	$20.0	$153.9	$335.0	$620.0

Notes payable	173.7	173.7	-	-	-

Operating leases	63.2	14.8	21.8	15.8	10.8

Total	$1,365.8	$208.5	$175.7	$350.8	$630.8

Cash flow from operations was $61.1 for the quarter ended December 31, 2004, down $97.2 from the same period a year ago. The primary reason for the decline relates to significant increases in current operating liabilities in the prior year compared to decreases in the current year, primarily due to timing of payments. Cash used in investing activities includes capital expenditures of $18.4 in the current quarter compared to capital expenditures of $18.7 in the same quarter last year. Cash flow from financing activities includes the purchase of $93.5 of treasury stock in the current quarter and $127.9 in the prior year quarter. The Company purchased approximately 2.0 million shares of its common stock during the quarter ended December 31, 2004 under its August 2004 authorization from the Board of Directors to acquire up to 10 million shares of its common stock. Subsequent to December 31, 2004 through January 24, 2005 an additional 1.0 million shares were purchased, leaving 5.2 remaining on the current authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the facility agreement) cannot be greater than 3.5 to 1, and the ratio of its current year pro forma EBIT to total interest expense must exceed 3.0 to 1. Energizer’s ratio of total indebtedness to its pro forma EBITDA was 2.4 to 1, and the ratio of its pro forma EBIT to total interest expense was 12.2 to 1 as of December 31, 2004.

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

December 31, 2003

Additional accounts receivable	$212.5

Additional notes payable	80.0

Lower other current assets	132.5

Forward-Looking Statements
Statements made in this document that are not historical, particularly statements regarding year-over-year material costs and offsetting cost savings, and their impact on margins and earnings results for the year, estimates of battery category growth, retail consumption of Energizer’s alkaline products, Energizer and SWS market share, retail inventory levels, future repurchases of common stock, the Company’s compliance with debt covenants, including the covenant with respect to its debt to EBITDA ratio, and its continuing ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Commodity price levels, which may be impacted by unforeseen increases in international demand, limitations on available supply, and increasing military requirements, may continue to increase at a rate higher than that anticipated by the Company, resulting in a significant negative impact on margins and earnings performance. The Company’s estimates of battery category growth and value increase, retail consumption of its battery products on a unit and volume basis, Energizer and SWS market share and retailer inventory levels may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of the Company’s estimates, or if those retailers elect to further contract their inventory levels. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause the management of the Company to terminate or freeze its stock repurchase program. The Company’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of the Company’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents, including the Company’s Registration Statement on Form 10, its annual report on Form 10-K for the year ended September 30, 2004, and its Current Report on Form 8-K dated April 25, 2000.

Item 4.     Controls and Procedures.

 Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of December 31, 2004, the end of the Company’s first fiscal quarter of 2005, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1— Legal Proceedings

The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new Quattro men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. Gillette has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, Gillette amended its original complaint to add allegations that Quattro infringes three additional Gillette patents involving the system’s tray and handle grips. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. Trial is expected in 2005.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that Quattro infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. At a trial on December 2, 2004, the German court hearing the matter held that the patent is limited to razors having three blades, and therefore does not cover the Company's four-bladed Quattro razor. Gillette has indicated it will appeal.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. After the filing of the suit, Gillette introduced a new product, Mach 3 Power, and on July 15, 2004, the Company amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents. The suit on the merits is scheduled for the fall of 2005.

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

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended December 31, 2004

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
10/01/04 to 10/31/04	79,300	$ 45.02	79,300	8,161,946
11/01/04 to 11/30/04	1,183,000	45.97	1,183,000	6,978,946
12/01/04 to 12/31/04	766,780	48.79	766,780	6,212,166
Quarter 1 of FY 2005	2,029,080	$ 47.00	2,029,080	6,212,166

(1) On August 30, 2004, the Company announced Board approval of a new authorization for the Company to acquire up to 10,000,000 shares of its common stock, which replaced in its entirety a previous authorization dated January 26, 2004. On December 1, 2004, the Company also entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company. Purchases by the Company during the months of December, 2004 and January, 2005 were pursuant to the Plan, which by its terms has now expired. From January 1, 2005 through January 24, 2005, 1,040,150 additional shares of common stock were acquired under the current authorization.

Item 4 — Submission of Matter to a Vote of Security Holders

Energizer held its Annual Meeting of Shareholders on January 25, 2005, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2008, one director to serve a two-year term ending at the Annual Meeting held in 2007, and one director to serve a one-year term ending at the Annual Meeting held in 2006 (in order to equalize the number of directors in each class).

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

	Votes For	Votes Withheld

Richard A. Liddy	61,356,211	4,830,044
Joe R. Micheletto	62,176,443	4,009,812
Ward M. Klein	63,784,357	2,401,898
W. Patrick McGinnis	64,949,653	1,236,602
John C. Hunter	64,985,226	1,201,029
Bill G. Armstrong	65,556,988	629,267

Item 6—Exhibits and Reports on Form 8-K

(a)    The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

31(i)	Section 302 Certification of Chief Executive Officer.
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K), and the summary of a material definitive agreement relating to the compensation of the Chief Executive Officer, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated January 14, 2005.

10(i)	Form of Non-Qualified Stock Option dated January 14, 2005*
10(ii)	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005 *

The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K), and the summary of director compensation, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated January 25, 2005.

10(i)	Separation Agreement and General Release*
10(ii)	Non-Competition and Non-Disclosure Agreement*
10(iii)	Form of Non-Qualified Stock Option dated January 25, 2005*, and
10(iv)	Form of Indemnification Agreement dated January 25, 2005*.

*Denotes a management contract or compensatory plan or arrangement.

(b)   On January 26, 2005, Energizer filed a Current Report on Form 8-K incorporating its press release of the same date relating to its earnings for the first quarter of fiscal 2005, ended December 31, 2004. A Statement of Earnings for the quarter was filed with the Current Report on Form 8-K.

On January 19, 2005, Energizer filed a Current Report on Form 8-K, dated as of January 14, 2005, to disclose material definitive agreements relating to equity awards and compensation to two of its executive officers.

On January 27, 2005, Energizer filed a Current Report on Form 8-K, dated as of January 25, 2005, to disclose material definitive agreements relating to separation and non-competition agreements with its retiring chief executive officer, and director compensation, and to disclose the retirement of its Chief Executive Officer, the promotion of its new Chief Executive Officer, the election of directors, and the retirement of a director.

On January 31, 2005, Energizer filed a Current Report on form 8-K, incorporating its press release of January 28, 2005 relating to a variable forward contract entered into by its Chairman of the Board and his wife.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

By:
Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer

Date: February 3, 2005