Form 10-Q
period 2005-03-31
ENERGIZER HOLDINGS INC
filed 2005-05-04
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

YES: X          NO: _____

Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES: X          NO: _____

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on March 31, 2005:  71,476,633

Table of Contents

Part I - Financial Information

Consolidated Statement of Earnings
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Condensed Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
Controls and Procedures

Part II - Other Information

Legal Proceedings
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Exhibits and Reports on Form 8-K

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

Energizer Holdings, Inc.
Consolidated Statement of Earnings
(Condensed)
(Dollars in millions, except per share data- Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales	$629.0	$592.9	$1,504.9	$1,404.6

Cost of products sold	309.8	289.5	740.3	692.0
Selling, general and administrative expense	140.4	125.8	286.0	255.2
Advertising and promotion expense	74.7	88.8	171.0	181.5
Research and development expense	17.9	20.7	34.4	36.8
Interest expense	12.4	6.7	23.4	13.9
Other financing items, net	0.4	(1.7)	(2.7)	(3.6)

Earnings before income taxes	73.4	63.1	252.5	228.8

Income tax provision	(15.8)	(9.7)	(73.2)	(60.4)

Net earnings	$57.6	$53.4	$179.3	$168.4

Basic earnings per share	$0.81	$0.65	$2.50	$2.03
Diluted earnings per share	$0.78	$0.63	$2.41	$1.97

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$57.6	$53.4	$179.3	$168.4
Other comprehensive income, net of tax
Foreign currency translation adjustments	(30.3)	(13.3)	23.7	29.7
Minimum pension liability change, net of tax of
$0.1 for six months ended March 31, 2005
and $0.2 for six months ended March 31, 2004	0.4	0.2	(0.4)	(0.4)
Unrealized holding gain on available-for-sale
securities, net of tax of $0.4	-	0.7	-	0.7
Total comprehensive income	$27.7	$41.0	$202.6	$198.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	March 31,	September 30,	March 31,
	2005	2004	2004
Assets

Current assets
Cash and cash equivalents	$132.7	$109.1	$89.4
Restricted cash	3.7	3.6	-
Trade receivables, less allowance for doubtful
accounts of $14.8, $15.0 and $11.4, respectively	556.6	628.5	436.9
Inventories	471.1	459.7	449.3
Other current assets	206.0	175.8	281.6
Total current assets	1,370.1	1,376.7	1,257.2

Property at cost	1,455.2	1,420.7	1,389.2
Accumulated depreciation	(758.7)	(715.1)	(691.2)
	696.5	705.6	698.0

Goodwill	367.2	361.2	342.6
Intangible assets	311.0	308.2	310.6
Other assets	166.0	164.0	160.0

Total	$2,910.8	$2,915.7	$2,768.4

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$20.0	$20.0	$20.0
Notes payable	142.6	162.3	68.7
Accounts payable	161.9	220.5	188.6
Other current liabilities	432.1	505.1	437.7
Total current liabilities	756.6	907.9	715.0

Long-term debt	1,101.1	1,059.6	865.9

Other liabilities	364.9	366.0	304.7

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	847.9	830.7	825.6
Retained earnings	780.7	625.8	531.6
Treasury stock	(904.2)	(814.8)	(421.5)
Accumulated other comprehensive loss	(37.2)	(60.5)	(53.9)
Total shareholders equity	688.2	582.2	882.8

Total	$2,910.8	$2,915.7	$2,768.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Six Months Ended March 31,
	2005	2004
Cash flow from operations
Net earnings	$179.3	$168.4
Non-cash items included in income	57.9	74.1
Changes in assets and liabilities used in operations	(58.0)	5.4
Other, net	(12.2)	1.8
Net cash flow from operations	167.0	249.7

Cash flow from investing activities
Property additions	(40.1)	(53.6)
Proceeds from sale of property	1.2	0.6
Other, net	0.6	0.1
Net cash used by investing activities	(38.3)	(52.9)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	298.0	-
Principal payments on long-term debt (including
current maturities)	(260.0)	(50.2)
Net (decrease)/increase in notes payable	(22.8)	1.2
Common stock purchased	(149.9)	(145.8)
Proceeds from issuance of common stock	27.6	14.8
Net cash used by financing activities	(107.1)	(180.0)

Effect of exchange rate changes on cash	2.0	0.9

Net increase in cash and cash equivalents	23.6	17.7

Cash and cash equivalents, beginning of period	109.1	71.7

Cash and cash equivalents, end of period	$132.7	$89.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2005
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

Note 2 - The Company applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its share-based payments. Charges to net earnings under APB 25 were $1.0 and $0.4 for each of the quarters ending March 31, 2005 and 2004, respectively, and $1.5 and $0.8 for the six months ended March 31, 2005 and 2004, respectively. Had cost for share-based payments been determined based on the fair value method set forth under Statement of Financial Accounting Standards (SFAS) 123, charges to net earnings would have been an additional $1.4 and $1.3 for the quarters ended March 31, 2005 and 2004, respectively, and $2.7 and $2.5 for the six months ended March 31, 2005 and 2004, respectively. Pro forma disclosures required under SFAS 123, as if the Company had adopted the fair value-based method of accounting for stock options, are presented below and are for disclosure purposes only and may not be representative of future calculations.

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings:
As reported	$ 57.6	$ 53.4	$179.3	$ 168.4
Pro forma adjustments	(1.4)	(1.3)	(2.7)	(2.5)
Pro forma	$ 56.2	$ 52.1	$176.6	$ 165.9

Basic earnings per share:
As reported	$0.81	$0.65	$2.50	$2.03
Pro forma adjustments	(0.02)	(0.01)	(0.04)	(0.03)
Pro forma	$0.79	$0.64	$2.46	$2.00

Diluted earnings per share:
As reported	$0.78	$0.63	$2.41	$1.97
Pro forma adjustments	(0.02)	(0.02)	(0.04)	(0.03)
Pro forma	$0.76	$0.61	$2.37	$1.94

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires compensation cost relating to share-based payment transactions be recognized in financial statements. Such cost will be measured based on the fair value of the equity or liability instruments issued. This statement eliminates the alternative to use the intrinsic value method of accounting per APB No. 25 and is effective for the Company no later than the first quarter of fiscal 2006. SFAS 123R may be adopted prospectively or retrospectively. The Company estimates the adoption of SFAS 123R would reduce reported net earnings by approximately $0.08 per diluted share for fiscal 2005.

Note 3 - The Company’s operations are managed via three major segments - North America Battery (United States and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades, and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit exclusive of general corporate expenses, costs associated with most restructuring, integration or business realignment and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

On March 28, 2003, the Company acquired the worldwide Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. Following the acquisition of SWS, the Company has adopted an operating model that includes a combination of stand-alone and combined business functions between the battery and razor and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, legal and environmental activities, and in some countries, combined sales forces and management. For shared business functions, the Razors and Blades segment has been charged only the actual incremental cost of assuming additional SWS work. Such amounts are less than fully-allocated costs and do not represent the costs of such services if performed on a stand-alone basis.

Segment sales and profitability for the quarters and six months ended March 31, 2005 and 2004, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004

Net Sales
North America Battery	$213.5	$187.5	$599.9	$557.4
International Battery	201.2	190.5	462.5	429.3
Total Battery	414.7	378.0	1,062.4	986.7
Razors and Blades	214.3	214.9	442.5	417.9
Total Net Sales	$629.0	$592.9	$1,504.9	$1,404.6

Profitability
North America Battery	$48.5	$39.0	$165.7	$154.0
International Battery	40.4	34.3	105.1	83.2
R&D Battery	(8.6)	(13.0)	(16.8)	(21.5)
Total Battery	80.3	60.3	254.0	215.7
Razors and Blades	28.3	30.0	69.7	64.4
Total segment profitability	$108.6	$90.3	$323.7	$280.1

General corporate and other expenses	(21.0)	(20.8)	(47.7)	(38.2)
Amortization	(1.4)	(1.4)	(2.8)	(2.8)
Interest and other financial items	(12.8)	(5.0)	(20.7)	(10.3)
Total earnings before income taxes	$73.4	$63.1	$252.5	$228.8

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net Sales by Product Line
Alkaline Batteries	$253.4	$231.0	$701.1	$656.7
Carbon Zinc Batteries	56.9	57.0	129.2	126.4
Other Batteries and Lighting Products	104.4	90.0	232.1	203.6
Razors and Blades	214.3	214.9	442.5	417.9
Total Net Sales	$629.0	$592.9	$1,504.9	$1,404.6

Note 4 - Through fiscal 2004, the Company recorded advertising and promotion expense (A&P) in each interim period based on a method that recognized the forecasted full year A&P ratably to forecasted revenues. When forecasts of A&P or revenues changed during the year, A&P rates were changed to reflect the new forecasts. Effective October 1, 2004, the Company began to expense A&P in the quarter incurred (As Incurred Method). The new method of accounting was adopted as it reduces the level of estimation in recording interim results and improves transparency of timing of A&P spending. The change in methods has no impact on the total results for the year. The prior year financial information presented above has not been restated for the new accounting method. The following presents the segment and consolidated results for the quarter and six months ended March 31, 2004 for both methods.

	Quarter Ended March 31, 2004		Six Months Ended March 31, 2004
	As Reported	As Incurred Method	As Reported	As Incurred Method

Profitability
North America Battery	$39.0	$42.3	$154.0	$161.7
International Battery	34.3	37.0	83.2	94.1
R&D Battery	(13.0)	(13.0)	(21.5)	(21.5)
Total Battery	60.3	66.3	215.7	234.3
Razors and Blades	30.0	26.3	64.4	49.4
Total segment profitability	$90.3	$92.6	$280.1	$283.7

Total earnings before income taxes	$63.1	$65.4	$228.8	$232.4

Income tax provision	(9.7)	(10.3)	(60.4)	(61.4)

Net income	$53.4	$55.1	$168.4	$171.0

EPS - Basic	$0.65	$0.67	$2.03	$2.07
EPS - Diluted	$0.63	$0.65	$1.97	$2.00

Note 5 - In the quarter ending March 31, 2004, Energizer recorded a charge for asset impairment of $4.2 before taxes in research and development expense. The charge was to write down to disposition value certain long-lived assets following a decision to discontinue a project to develop alternative manufacturing methods. Additionally, Energizer recorded, in that same period, a $1.9 pre-tax asset impairment charge in cost of products sold for impaired assets used to produce products that have been discontinued. The impaired long-lived assets had been carried in the North America Battery segment.

Note 6 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2005 and 2004, respectively.

(shares in millions)	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Numerator:
Net earnings for basic and dilutive earnings per share	$57.6	$53.4	$179.3	$168.4

Denominator:
Weighted-average shares for basic earnings per share	71.2	81.8	71.7	82.8

Effect of dilutive securities:
Stock options	1.9	2.2	1.9	2.1
Restricted stock equivalents	0.8	0.8	0.8	0.8
Total dilutive securities	2.7	3.0	2.7	2.9

Weighted-average shares for diluted earnings per share	73.9	84.8	74.4	85.7

Basic earnings per share	$0.81	$0.65	$2.50	$2.03

Diluted earnings per share	$0.78	$0.63	$2.41	$1.97

Note 7 - The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Currently, much uncertainty remains as to how to interpret certain provisions under the Act, and more guidance is expected in the future. The Company continues to evaluate the repatriation provision of the Act, and it is not yet known how much, if any, dividends will qualify under the Act and how much, if any, taxes associated with such dividends may be incurred.

Based on information currently available and potential sources of foreign subsidiary dividends, up to $300 may qualify under the Act and is being considered by the Company for repatriation. Such dividends could result in additional taxes of up to $15 in fiscal 2005. The amount of such dividends, if any, will depend on final regulatory guidance and interpretation, funding availability and regulatory limitations of foreign jurisdictions. Actual qualifying dividends and related taxes may be lower than the amounts stated above. The Company expects to complete its assessment by June 2005, or later if further regulatory guidance is not issued by that time. As of March 31, 2005, no impacts of the Act have been reflected in the Company's financial statements.

Note 8 - An international affiliate has $3.7 of funds deposited in a bank account that is acting as collateral for a certain bank loan. The Company has reflected this bank deposit as Restricted Cash on its balance sheet. The loan was initiated in June 2004 for a three month period. At each maturity, the Company renewed the agreement. As the loan amount changes, the funds on deposit will be required to increase or decrease with the loan amount.

Note 9 -The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation (the SPE), which is a bankruptcy-remote special purpose entity subsidiary of the Company, and an outside party (the Conduit). The terms of the arrangement were amended in April 2004 providing, among other things, the ability of the Company to re-purchase accounts receivable sold to the Conduit if it so chooses. Under the amended structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Prior to the amendment, this financing arrangement was required to be accounted for as a sale of receivables, representing “off balance sheet financing”. Under accounting required for the former agreement, reported balance sheet captions were higher or lower than such amounts would have been reported under the amended structure as presented below.

March 31, 2004

Additional accounts receivable	$119.5

Additional notes payable	50.0

Lower other current assets	69.5

Note 10 - Changes in the carrying amount of goodwill for the period ended March 31, 2005 are as follows:

	North American	International	Razors &
	Battery	Battery	Blades	Total
Balance at October 1, 2004	$24.7	$14.0	$322.5	$361.2
Cumulative translation adjustment	-	0.5	5.5	6.0
Balance at March 31, 2005	$24.7	$14.5	$328.0	$367.2

Total amortizable intangible assets other than goodwill at March 31, 2005 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.3	$(2.6)	$9.7
Technology and patents	35.7	(6.7)	29.0
Customer-related	6.5	(1.9)	4.6
	54.5	(11.2)	43.3

The carrying amount of indefinite-lived intangible assets is $267.7 at March 31, 2005, an increase of $4.6 and $4.7 from September 30, 2004 and March 31, 2004, respectively. Changes in indefinite-lived intangible assets, which are all tradenames, are currency related. Estimated amortization expense for amortized intangible assets for each year ended September 30, 2005 through 2009 is $5.8.

Note 11 -The Company has several defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Service cost	$6.4	$6.2	$12.4	$11.7
Interest cost	9.8	8.1	18.6	16.1
Expected return on plan assets	(12.9)	(12.0)	(24.6)	(24.0)
Amortization of prior service cost	0.1	0.2	-	0.3
Amortization of unrecognized net loss	1.0	0.4	1.8	0.8
Amortization of transition obligation	-	(0.1)	0.1	-
Net periodic benefit cost	$4.4	$2.8	$8.3	$4.9

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Service cost	$0.1	$-	$0.2	$0.1
Interest cost	0.8	0.7	1.6	1.5
Expected return on plan assets	-	-	(0.1)	(0.1)
Amortization of prior service cost	(0.6)	(0.6)	(1.2)	(1.2)
Net periodic benefit cost	$0.3	$0.1	$0.5	$0.3

For the six months ended March 31, 2005, $4.7 in pension contributions and $1.8 in postretirement contributions have been made by the Company. The Company expects to contribute $15.2 to its pension plans and $3.3 to its other postretirement plans for the fiscal year 2005.

Note 12 - The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Court held that Gillette's patent claims were limited to razors with three blades, and so could not cover the four-bladed QUATTRO razor design. Thereafter, Gillette appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, Gillette amended its original complaint to add allegations that QUATTRO infringes three additional Gillette patents involving the system’s tray and handle grips. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. On April 29, 2005, the U.S. Court of Appeals for the Federal Circuit vacated the trial court's decision that Gillette's claims cover only three-bladed razors, and remanded the case back to the trial court for further proceedings. Trial on Gillette’s claims is expected in 2005, with trial on the Company’s counterclaims thereafter.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that QUATTRO infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. At a trial on December 2, 2004, the German court hearing the matter held that the patent is limited to razors having three blades, and therefore does not cover the Company's four-bladed QUATTRO razor. Gillette announced that it will appeal.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. After the filing of the suit, Gillette introduced a new product, Mach 3 Power, and on July 15, 2004, the Company amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents and seeking a preliminary injunction against the sale of Mach 3 Power. In October of 2004, the Company withdrew its motion for preliminary injunction. The Company has now amended the complaint by dropping two of the patents from the suit. The trial on the remaining patent is expected to take place in the fall of 2005.

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

Note 13 - Supplemental financial statement information is shown below:

SUPPLEMENTAL BALANCE SHEET INFORMATION:

	March 31,	September 30,	March 31,
	2005	2004	2004
Inventories
Raw materials and supplies	$68.6	$70.5	$60.7
Work in process	95.3	100.5	113.8
Finished products	307.2	288.7	274.8
Total inventories	$471.1	$459.7	$449.3
Other current assets
Investment in SPE	$-	$-	$69.5
Miscellaneous receivables	37.3	31.4	26.3
Deferred income tax benefits	74.5	65.7	60.3
Prepaid expenses	69.0	53.9	63.0
Other	25.2	24.8	62.5
Total other current assets	$206.0	$175.8	$281.6
Other assets
Pension asset	$114.6	$109.5	$122.5
Deferred charges and other assets	51.4	54.5	37.5
Total other assets	$166.0	$164.0	$160.0
Other current liabilities
Accrued advertising, promotion and allowances	$229.2	$281.1	$251.3
Accrued salaries, vacations and incentive compensation	74.2	72.5	56.4
Other	128.7	151.5	130.0
Total other current liabilities	$432.1	$505.1	$437.7
Other non-current liabilities
Pension, other retirement benefits and deferred compensation	$275.9	$272.0	$265.1
Other non-current liabilities	89.0	94.0	39.6
Total other non-current liabilities	$364.9	$366.0	$304.7

Note 14 - The Company purchased approximately 1.0 million shares of its common stock during the quarter ended March 31, 2005 under its August 2004 authorization from the Board of Directors. On August 30, 2004, the Company announced Board approval of a new authorization for the Company to acquire up to 10 million shares of its common stock, which replaced in its entirety a previous authorization dated January 26, 2004. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 15 - New Accounting Pronouncements:

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective October 1, 2006 for the Company. Although still reviewing the SFAS, the Company does not believe that the adoption of SFAS 151 will have a material impact on the consolidated financial statements of the Company.

FASB Staff Position 109-1 (FSP 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” required companies eligible for a tax deduction resulting from “qualified production activities income” to treat this as a reduction to the income tax provision as realized. This deduction will not impact the Company until fiscal 2006. This deduction combined with the phase-out of the export incentive, is not expected to have a material impact on the consolidated financial statements of the Company.

FASB Staff Position 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. See Note 7 for further information.

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

Highlights / Operating Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended March 31, 2005 were $57.6 or $0.81 per basic share and $0.78 per diluted share compared to $53.4, or $0.65 per basic share and $0.63 per diluted share for the same quarter last year. The current quarter includes $7.6 of reductions to prior year tax accruals and benefits of previously unrecognized tax benefits related to prior years' foreign losses, or $0.10 per diluted share. The prior year’s quarter results include tax benefits related to prior year losses of $9.5, or $0.11 per share.

For the six months ended March 31, 2005, net earnings for the Company were $179.3 or $2.50 per basic share and $2.41 per diluted share compared to $168.4, or $2.03 per basic share and $1.97 per diluted share for the same quarter last year. The current six month period includes the aforementioned tax adjustments. The prior year’s six month results include tax benefits related to prior year losses of $16.2, or $0.19 per share.

Net sales increased $36.1, or 6% for the quarter, driven by increases in both battery segments. Favorable currency translation rates accounted for $16.1 of the increase. Sales increased 3% on a constant currency basis. Net sales increased $100.3, or 7% for the six months with improvements in all three segments. Favorable currency translation rates accounted for $40.0 of the increase. Sales increased 4% on a constant currency basis. See the comments on sales by segment in the Segment Results section below.

Gross profit increased $15.8 for the quarter on $11.3 of favorable currency impacts and higher sales. Gross margin percentage decreased 0.5 percentage points to 50.7% for the current quarter primarily on lower razor and blade margins. Gross profit increased $52.0 for the six months including $28.0 from currencies and increases in both battery segments. Gross margin percentage was 50.8% compared to 50.7% for the same period last year. Both of the Company’s businesses have experienced higher costs for raw materials influenced by commodity costs. Through the first quarter of fiscal 2005, such increases have been more than offset by other cost savings and, additionally in the battery business, favorable production efficiencies and fixed cost absorption on high production levels following the high demand in the 2004 hurricane season. Hurricane benefits were exhausted early in the second quarter of 2005 resulting in overall unfavorable product cost in the current year. For the remainder of the year, at current pricing levels, the Company expects unfavorable year over year material and distribution costs of approximately $20.

Selling, general and administrative expenses increased $14.6 in the quarter with increases in all three business segments. Higher currency rates accounted for $3.2 of the increase. Selling, general and administrative expenses increased $30.8 in the six months, on higher corporate expenses and increases in all three business segments, with currency accounting for $7.1 of the increase. Selling, general and administrative expenses as a percent of sales were 22.3% and 19.0% in the current quarter and six months, respectively, compared to 21.2% and 18.2% in the same quarter and six months last year.

Advertising and promotion expense decreased $14.1 and $10.5 in the current quarter and six months, with declines in all three business segments. Advertising and promotion expense as a percent of sales was 11.9% and 11.4% in the current quarter and six months, respectively, compared to 15.0% and 12.9% in the same quarter and six months last year, respectively. The second quarter and six months of fiscal 2004 reflected significant incremental spending on QUATTRO and Intuition.

Through fiscal 2004, the Company recorded advertising and promotion expense (A&P) in each interim period based on a method that recognized the forecasted full year A&P ratably to forecasted revenues (Percent of Sales Method). When forecasts of A&P or revenues changed during the year, A&P rates were changed to reflect the new forecasts. Effective October 1, 2004, the Company began to expense A&P in the quarter incurred (As Incurred Method). The new method of accounting was adopted as it reduces the level of estimation in recording interim results and improves transparency of timing of A&P spending. The change in method has no impact on the total results for the year. The prior year financial information has not been restated for the As Incurred Method. Had the As Incurred Method been applied in the second quarter of 2004, net earnings and diluted earnings per share would have been $55.1 and $0.65, respectively, or $1.7 and $0.02 higher, respectively. For the first six months of 2004, net earnings and diluted earnings per share would have been $171.0 and $2.00, or $2.6 and $0.03 higher, respectively, had the As Incurred Method been applied. See Note 4 to the Condensed Financial Statements, which outlines the fiscal second quarter and first six months of fiscal 2004 on the As Incurred Method.

Research and development expense decreased $2.8 and $2.4 in the current quarter and six months, respectively. The prior year included a charge of $4.2 for a discontinued battery development project. Absent this item, research and development expense increased $1.4 and $1.8 in the current quarter and six months, respectively, due to increases in the Razors and Blades segment. Research and development as a percent of sales was 2.8% and 2.3% in the current quarter and six months, respectively, compared to 3.5% and 2.6% in the same quarter and six months last year, respectively. The higher percentages in the prior year include the aforementioned charge.

Segment Results
The Company’s operations are managed via three major segments - North America Battery (United States and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades, and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, costs associated with most restructuring, integration or business realignment, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial Statements for the quarters and six months ended March 31, 2005 and 2004.

North America Battery

	Quarter ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net sales	$213.5	$187.5	$599.9	$557.4
Segment profit	$48.5	$39.0	$165.7	$154.0

Net sales for the current quarter were up $26.0, or 14% with higher volumes contributing $31.3, partially offset by unfavorable pricing and product mix. Energizer Max volume increased 10% while lithium and rechargeable products experienced growth in excess of 20%. Overall pricing and product mix was unfavorable due to price declines of non-Energizer branded products and the continuing shift to larger pack sizes, which sell at lower per unit prices. For the six months, net sales increased $42.5 or 8% on similar volume and pricing trends as in the quarter.

    Gross margin increased $10.7 for the quarter and $15.2 in the six months, reflecting higher sales. Total product cost was roughly flat in the quarter as higher material and distribution costs tied to commodity and energy prices were nearly offset by favorable efficiencies and fixed cost absorption on high production levels following the high demand hurricane season of 2004, and other cost savings.

    Segment profit increased $9.5 for the current quarter and $11.7 for the six months as improved gross profit and lower advertising expenses were partially offset by higher overhead costs. As noted above, Energizer changed its method of recording A&P expense in 2005. If last year’s A&P expense had been accounted for on the As Incurred Method, the year-over-year segment profit improvement in 2005 would have been $6.2 for the quarter and $4.0 for the six months due to the timing of A&P spending versus expensing last year.

In the U.S. retail battery category units increased an estimated 12% compared to the same quarter last year, while category value increased 7%. The U.S. retail battery category is defined as alkaline, carbon zinc, lithium, rechargeable and specialty batteries. Retail consumption of Energizer’s products increased an estimated 17% in units and 12% in value. Energizer estimates its share of the total retail battery category at approximately 35.5% for the quarter, up approximately 1.5 share points from the December 2004 quarter and the March 2004 quarter. Energizer’s growth in the battery category is being driven mainly by rechargeables and lithium products. Additionally, promoted volume as a percent of sales declined in the current quarter versus the same period last year. Energizer believes that retail inventory levels at March 31, 2005, were at seasonally normal levels.

    Looking ahead, favorable production costs related to 2004 hurricane demand have been exhausted, while input costs, mainly driven by commodity prices, remain elevated. At current levels, Energizer estimates input costs for the North America segment will be unfavorable by approximately $10 in the last six months of 2005 compared to the same period in 2004. As a result, Energizer has announced price increases on Energizer Max, Energizer e2, Eveready Gold and Eveready Super Heavy Duty effective August 1.

International Battery

	Quarter ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net sales	$201.2	$190.5	$462.5	$429.3
Segment profit	$40.4	$34.3	$105.1	$83.2

Net sales for International Battery increased $10.7, in the current quarter and $33.2, for the six months, with favorable currency translation accounting for $7.9 and $20.2 of the increase, respectively. Absent currency impacts, sales increased 1.5% in the quarter and 3% for the six months on higher volume, partially offset by unfavorable pricing and product mix. Segment profit increased $6.1 for the quarter and $21.9 for the six months, with currencies accounting for $3.5 and $9.0 of the increase, respectively. Absent currencies, segment profit for the quarter increased $2.6 or 8% primarily on lower A&P expense. For the six months, segment profit increased $12.9 or 16%, excluding currency impacts, reflecting higher sales, lower A&P expense and favorable product costs, partially offset by higher overhead expenses.

As noted above, Energizer changed its method of recording A&P expense in 2005. If last year’s A&P expense had been accounted for on the As Incurred Method, the segment profit improvement would have been $3.4 for the quarter and $11.0 for the six months due to the timing of A&P spending versus expensing last year.

Razors and Blades

	Quarter ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net sales	$214.3	$214.9	$442.5	$417.9
Segment profit	$28.3	$30.0	$69.7	$64.4

Razor and blade sales for the quarter were flat compared to last year's second quarter, which included significant retail pipeline fill sales from new product launches. The current quarter’s sales include $18.4 of pipeline fill for the new QUATTRO for Women and benefited from $6.9 of favorable currencies. The second quarter last year included approximately $35 of pipeline fill for the launch of QUATTRO and Intuition in European and Asian markets. Absent the impact of pipeline fill and currency, sales increased approximately $9 as the continuing growth of the QUATTRO, Intuition and Xtreme 3 disposable brands was partially offset by decline in other products. Additionally overall pricing in the quarter was lower due to promotional pricing in Europe to adjust to competitive conditions. Segment profit for the quarter decreased $1.7 as lower A&P expense was more than offset by the lower pricing and higher product, management and research costs.

For the six months, sales increased $24.6 as $16.0 of favorable currency and higher first quarter volume were partially offset by lower pricing. Segment profit for the six months increased $5.3 with favorable currency contributing $4.4. Absent currencies, lower A&P expense was nearly offset by higher overhead costs.

As noted above, Energizer changed its method of recording A&P expense in 2005. If last year’s A&P expense had been accounted for on the As Incurred Method, segment profit would have increased $2.0 for the current quarter and $20.3 for the current six months. The difference between the Percent of Sales Method and the As Incurred Method in the Razor and Blades segment is largest in the first quarter of 2004 is due to timing of product launches and corresponding advertising campaigns in various countries.

SWS’ primary markets are the United States (U.S.), Canada, Japan and the larger countries of Western Europe. SWS estimates its overall share of the wet shave category for these major markets at 21.5% for the year ending February 2005 versus 19.5% for the same period in 2004, reflecting successful launches of new products.

General Corporate and Other Expenses
Corporate and other expenses were essentially flat as lower costs of integrating SWS and other business realignment costs were offset by higher equity and compensation plan expenses.  For the six months, corporate and other expenses were unfavorable $9.5 on higher equity and compensation plan expense, higher corporate overhead and information systems costs and lower pension costs, partially offset by lower integration and realignment costs.

Interest Expense and Other Financing Costs
Interest expense increased $5.7 and $9.5 for the quarter and six months, respectively, on higher average borrowings resulting from share repurchases and higher short-term interest rates. Other financing items were unfavorable $2.1 for the quarter and $0.9 for the six months versus the same periods last year, both of which included foreign currency gains.

Income Taxes
Income taxes for the current quarter were 21.5% of pre-tax income compared to 15.4% in the same quarter last year.  The current quarter includes $7.6 of adjustments to prior year tax accruals and benefits of previously unrecognized tax benefits related to prior years' foreign losses. The prior year quarter included similar foreign loss benefits of $9.5, as well as an adjustment necessary to reduce the six month tax rate to the estimated full year rate. The first quarter last year also included $6.7 of foreign loss benefits, for a total of $16.2 in the six months ended March 31, 2004.

Absent the aforementioned items, income taxes for the current quarter and six months would have been 32.0% compared to 33.5% for the same periods last year. The decrease in tax rate is primarily attributable to improved earnings in lower tax rate jurisdictions.

The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Currently, much uncertainty remains as to how to interpret certain provisions under the Act, and more guidance is expected in the future. The Company continues to evaluate the repatriation provision of the Act, and it is not yet known how much, if any, dividends will qualify under the Act and how much, if any, taxes associated with such dividends may be incurred.

Based on information currently available and potential sources of foreign subsidiary dividends, up to $300 may qualify under the Act and is being considered by the Company for repatriation. Such dividends could result in additional taxes of up to $15 in fiscal 2005. The amount of such dividends, if any, will depend on final regulatory guidance and interpretation, funding availability and regulatory limitations of foreign jurisdictions. Actual qualifying dividends and related taxes may be lower than the amounts stated above. The Company expects to complete its assessment by June 2005, or later if further regulatory guidance is not issued by that time. As of March 31, 2005, no impacts of the Act have been reflected in the Company's financial statements.

Financial Condition
At March 31, 2005, working capital was $613.5, compared to $468.8 at September 30, 2004 and $542.2 at March 31, 2004. The increase of $144.7 in working capital from September 30, 2004 was primarily due to lower accounts payable and accrued liabilities. The increase of $71.3 in working capital from March 31, 2004 is primarily due to higher cash and battery inventory.

Energizer’s total borrowings were $1,263.7 at March 31, 2005, $588.7 of which is tied to variable interest rates (primarily LIBOR). An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $5.9.

In November, 2004 the Company entered into two new financing agreements. A $300.0 long-term debt financing was completed, with maturities of three, five, and seven years and with fixed rates ranging from 3.44% to 4.38%. Proceeds from these notes were used to pay down all existing long-term debt in a revolving credit facility and to partially retire short-term debt within a secured financing. In addition, the Company renegotiated its existing revolving credit facility in order to extend the maturity to five years and to realize more favorable borrowing spreads.

A summary of Energizer’s significant contractual obligations is shown below.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,121.1	$20.0	$161.1	$320.0	$620.0

Notes payable	142.6	142.6	-	-	-

Operating leases	59.3	14.0	21.0	15.1	9.2

Total	$1,323.0	$176.6	$182.1	$335.1	$629.2

    Cash flow from operations was $167.0 for the six months ended March 31, 2005, down $82.7 from the same period a year ago. The primary reason for the decline relates to significant increases in current operating liabilities in the prior year compared to decreases in the current year, primarily due to timing of payments. Cash used in investing activities includes capital expenditures of $40.1 in the current six month period compared to $53.6 in the same period last year. Cash flow from financing activities includes the purchase of $149.9 of treasury stock in the current six months and $145.8 in the same period a year ago. The Company purchased approximately 1.0 million shares of its common stock during the quarter ended March 31, 2005 under its August 2004 authorization from the Board of Directors to acquire up to 10 million shares of its common stock, leaving 5.2 remaining on the current authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the facility agreement) cannot be greater than 3.5 to 1, and the ratio of its current year pro forma EBIT to total interest expense must exceed 3.0 to 1. Energizer’s ratio of total indebtedness to its EBITDA was 2.3 to 1, and the ratio of its EBIT to total interest expense was 10.8 to 1 as of March 31, 2005.

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

March 31, 2004

Additional accounts receivable	$119.5

Additional notes payable	50.0

Lower other current assets	69.5

Forward-Looking Statements
Statements made in this document that are not historical, particularly statements regarding year over year material and distribution costs and unfavorable input costs for the last six months of 2005 compared to the same period in 2004, estimates of battery category growth, retail consumption of Energizer’s battery products, Energizer and SWS market share, retail inventory levels, potential dividends and related taxes to be repatriated under the Act, future repurchases of common stock, and the Company’s continuing ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Commodity price levels, which may be impacted by unforeseen increases in international demand, limitations on available supply, and increasing military requirements, may continue to increase at a rate higher than that anticipated by the Company, resulting in a significant negative impact on margins and earnings performance. Manufacturing efficiencies and efforts to further reduce costs may have a favorable impact on the Company’s production costs throughout the rest of the current year. At the same time, it is difficult to predict with any accuracy whether raw material, energy and distribution expenses, and other input costs, will stabilize or continue to increase, as such costs are impacted by multiple economic, political and other factors outside of Energizer’s control. Energizer’s estimates of battery category unit and value trends, retail consumption of its battery products on a unit and volume basis, Energizer and SWS market share, and retailer inventory levels are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market.  Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of the Company’s estimates, or if those retailers elect to further contract their inventory levels. Estimates of the amount of dividends available for repatriation under the Act, and related tax impacts are based on current regulatory guidance and interpretations thereof and may increase or decrease pending further regulatory guidance, funding availability and regulatory limitations of foreign jurisdictions. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause the management of the Company to terminate or freeze its stock repurchase program. Unforeseen fluctuations in levels of the Company’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents, including the Company’s Registration Statement on Form 10, its annual report on Form 10-K for the Year ended September 30, 2004, its Current Report on Form 8-K dated April 27, 2005, and its Current Report on Form 8-K dated April 25, 2000.

Item 4. Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of March 31, 2005, the end of the Company’s second fiscal quarter of 2005, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Court held that Gillette's patent claims were limited to razors with three blades, and so could not cover the four-bladed QUATTRO razor design. Thereafter, Gillette appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, Gillette amended its original complaint to add allegations that QUATTRO infringes three additional Gillette patents involving the system’s tray and handle grips. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. On April 29, 2005, the U.S. Court of Appeals for the Federal Circuit vacated the trial court's decision that Gillette's claims cover only three-bladed razors, and remanded the case back to the trial court for further proceedings. Trial on Gillette’s claims is expected in 2005, with trial on the Company’s counterclaims thereafter.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that QUATTRO infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. At a trial on December 2, 2004, the German court hearing the matter held that the patent is limited to razors having three blades, and therefore does not cover the Company's four-bladed QUATTRO razor. Gillette announced that it will appeal.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. After the filing of the suit, Gillette introduced a new product, Mach 3 Power, and on July 15, 2004, the Company amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents and seeking a preliminary injunction against the sale of Mach 3 Power. In October of 2004, the Company withdrew its motion for preliminary injunction. The Company has now amended the complaint by dropping two of the patents from the suit. The trial on the remaining patent is expected to take place in the fall of 2005.

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

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended March 31, 2005.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
1/1/05 to 1/31/05	1,040,150	$48.80	1,040,150	5,172,016
2/1/05 to 2/28/05	-	-	-	5,172,016
3/1/05 to 3/31/05	-	-	-	5,172,016
Quarter 2 of FY 2005	1,040,150	$48.80	1,040,150	5,172,016

(1) On August 30, 2004, the Company announced Board approval of a new authorization for the Company to acquire up to 10,000,000 shares of its common stock, which replaced in its entirety a previous authorization dated January 26, 2004. No additional purchases were made by the Company after March 31, 2005 and up to the date of this filing.

Item 6—Exhibits

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

Date: May 4, 2005