Form 10-Q
period 2005-06-30
ENERGIZER HOLDINGS INC
filed 2005-08-01
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

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

YES:X      NO: _____

Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES:X      NO: _____

Number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 22, 2005:

           70,951,468

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

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements and Related Notes

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net sales	$691.2	$651.9	$2,196.1	$2,056.5

Cost of products sold	352.0	325.0	1,092.3	1,017.0
Selling, general and administrative expense	138.4	126.5	424.4	381.7
Advertising and promotion expense	101.3	114.4	272.3	295.9
Research and development expense	17.0	16.7	51.4	53.5
Interest expense	13.5	7.6	36.9	21.5
Other financing items, net	(2.6)	5.6	(5.3)	2.0

Earnings before income taxes	71.6	56.1	324.1	284.9

Income tax provision	(17.8)	(17.4)	(91.0)	(77.8)

Net earnings	$53.8	$38.7	$233.1	$207.1

Basic earnings per share	$0.76	$0.48	$3.26	$2.52
Diluted earnings per share	$0.73	$0.46	$3.15	$2.43

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$53.8	$38.7	$233.1	$207.1
Other comprehensive income, net of tax
Foreign currency translation adjustments	(35.5)	(10.7)	(11.8)	19.0
Minimum pension liability change, net of tax of
$(0.1) for nine months ended June 30, 2005
and $0.2 for nine months ended June 30, 2004	0.4	-	-	(0.4)

Unrealized holding gain on available-for-sale
securities, net of tax of $(0.4) for the quarter ended
June 30, 2004	-	(0.7)	-	-
Total comprehensive income	$18.7	$27.3	$221.3	$225.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	June 30,	September 30,	June 30,
	2005	2004	2004
Assets

Current assets
Cash and cash equivalents	$175.6	$109.1	$84.2
Restricted cash	4.8	3.6	3.6
Trade receivables, less allowance for doubtful
accounts of $14.4, $15.0 and $16.4, respectively	572.6	628.5	567.7
Inventories	502.5	459.7	460.5
Other current assets	206.6	175.8	207.0
Total current assets	1,462.1	1,376.7	1,323.0

Property at cost	1,448.4	1,420.7	1,383.2
Accumulated depreciation	(770.0)	(715.1)	(693.5)
	678.4	705.6	689.7

Goodwill	359.1	361.2	369.1
Intangible assets	303.4	308.2	306.6
Other assets	162.5	164.0	152.6

Total	$2,965.5	$2,915.7	$2,841.0

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$35.0	$20.0	$20.0
Notes payable	192.5	162.3	132.3
Accounts payable	184.8	220.5	195.5
Other current liabilities	438.0	505.1	468.7
Total current liabilities	850.3	907.9	816.5

Long-term debt	1,082.0	1,059.6	921.5

Other liabilities	368.9	366.0	327.6

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	854.3	830.7	828.5
Retained earnings	827.7	625.8	568.4
Treasury stock	(946.4)	(814.8)	(557.2)
Accumulated other comprehensive loss	(72.3)	(60.5)	(65.3)
Total shareholders equity	664.3	582.2	775.4

Total	$2,965.5	$2,915.7	$2,841.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2005	2004
Cash flow from operations
Net earnings	$233.1	$207.1
Non-cash items included in income	83.7	93.8
Changes in assets and liabilities used in operations	(68.7)	14.0
Other, net	(9.1)	11.4
Net cash flow from operations	239.0	326.3

Cash flow from investing activities
Property additions	(64.9)	(76.6)
Proceeds from sale of property	4.5	1.5
Other, net	0.3	4.6
Net cash used by investing activities	(60.1)	(70.5)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	297.9	65.0
Principal payments on long-term debt (including
current maturities)	(263.1)	(58.5)
Net increase in notes payable	27.8	15.4
Restricted cash used as collateral for notes payable	(1.2)	(3.6)
Common stock purchased	(207.8)	(280.1)
Proceeds from issuance of common stock	36.2	18.3
Net cash used by financing activities	(110.2)	(243.5)

Effect of exchange rate changes on cash	(2.2)	0.2

Net increase in cash and cash equivalents	66.5	12.5

Cash and cash equivalents, beginning of period	109.1	71.7

Cash and cash equivalents, end of period	$175.6	$84.2

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2005
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

Note 2 - The Company applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its share-based payments. Charges to net earnings under APB 25 were $1.1 and $0.5 for the quarters ending June 30, 2005 and 2004, respectively, and $2.5 and $1.3 for the nine months ended June 30, 2005 and 2004, respectively. Had cost for share-based payments been determined based on the fair value method set forth under Statement of Financial Accounting Standards (SFAS) 123, charges to net earnings would have been an additional $1.5 and $1.9 for the quarters ended June 30, 2005 and 2004, respectively, and $4.2 and $4.5 for the nine months ended June 30, 2005 and 2004, respectively. Pro forma disclosures required under SFAS 123, as if the Company had adopted the fair value-based method of accounting for stock options, are presented below and are for disclosure purposes only and may not be representative of future calculations.

	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings:
As reported	$53.8	$38.7	$233.1	$207.1
Pro forma adjustments	(1.5)	(1.9)	(4.2)	(4.5)
Pro forma	$52.3	$36.8	$228.9	$202.6

Basic earnings per share:
As reported	$0.76	$0.48	$3.26	$2.52
Pro forma adjustments	(0.02)	(0.02)	(0.06)	(0.06)
Pro forma	$0.74	$0.46	$3.20	$2.46

Diluted earnings per share:
As reported	$0.73	$0.46	$3.15	$2.43
Pro forma adjustments	(0.02)	(0.02)	(0.06)	(0.05)
Pro forma	$0.71	$0.44	$3.09	$2.38

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

Currently under the SFAS 123 disclosures above, the Company recognizes stock-based compensation cost for retirement eligible employees over the standard vesting period of the grants. Upon adoption of SFAS 123R, the Company will amortize new option grants to such retirement eligible employees over a shorter period, consistent with the retirement vesting acceleration provisions of these grants. The Company is currently evaluating the impact this change will have on its calculations.

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

Segment sales and profitability for the quarters and nine months ended June 30, 2005 and 2004, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004

Net Sales
North America Battery	$252.7	$228.5	$852.6	$785.9
International Battery	204.8	193.3	667.3	622.6
Total Battery	457.5	421.8	1,519.9	1,408.5
Razors and Blades	233.7	230.1	676.2	648.0
Total Net Sales	$691.2	$651.9	$2,196.1	$2,056.5

Profitability
North America Battery	$57.3	$55.3	$223.0	$209.3
International Battery	37.1	33.2	142.2	116.4
R&D Battery	(8.4)	(8.6)	(25.2)	(30.1)
Total Battery	86.0	79.9	340.0	295.6
Razors and Blades	20.4	6.9	90.1	71.3
Total segment profitability	$106.4	$86.8	$430.1	$366.9

General corporate and other expenses	(22.7)	(15.9)	(70.4)	(54.1)
Amortization	(1.2)	(1.6)	(4.0)	(4.4)
Interest and other financial items	(10.9)	(13.2)	(31.6)	(23.5)
Total earnings before income taxes	$71.6	$56.1	$324.1	$284.9

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales by Product Line	2005	2004	2005	2004
Alkaline Batteries	$284.1	$271.1	$985.2	$927.8
Carbon Zinc Batteries	60.2	56.4	189.4	182.8
Other Batteries and Lighting Products	113.2	94.3	345.3	297.9
Razors and Blades	233.7	230.1	676.2	648.0
Total Net Sales	$691.2	$651.9	$2,196.1	$2,056.5

Note 4 - Through fiscal 2004, the Company recorded advertising and promotion expense (A&P) in each interim period based on a method that recognized the forecasted full year A&P ratably to forecasted revenues. When forecasts of A&P or revenues changed during the year, A&P rates were changed to reflect the new forecasts. Effective October 1, 2004, the Company began to expense A&P in the quarter incurred (As Incurred Method). The new method of accounting was adopted as it reduces the level of estimation in recording interim results and improves transparency of timing of A&P spending. The change in methods has no impact on the total results for the year. The prior year financial information presented above has not been restated for the new accounting method. The following presents the segment and consolidated results for the quarter and nine months ended June 30, 2004 for both methods.

	Quarter Ended		Nine Months Ended
	June 30, 2004		June 30, 2004
	As Reported	As Incurred Method	As Reported	As Incurred Method

Profitability
North America Battery	$55.3	$58.8	$209.3	$220.5
International Battery	33.2	36.6	116.4	130.7
R&D Battery	(8.6)	(8.6)	(30.1)	(30.1)
Total Battery	79.9	86.8	295.6	321.1
Razors and Blades	6.9	2.8	71.3	52.2
Total segment profitability	$86.8	$89.6	$366.9	$373.3

Total earnings before income taxes	$56.1	$58.9	$284.9	$291.3

Income tax provision	(17.4)	(18.3)	(77.8)	(79.7)

Net income	$38.7	$40.6	$207.1	$211.6

EPS - Basic	$0.48	$0.50	$2.52	$2.57
EPS - Diluted	$0.46	$0.48	$2.43	$2.49

Note 5 - In the nine months ending June 30, 2004, Energizer recorded a charge for asset impairment of $4.2 before taxes in research and development expense. The charge was to write down to disposition value certain long-lived assets following a decision to discontinue a project to develop alternative manufacturing methods. Additionally, Energizer recorded, in that same period, a $1.9 pre-tax asset impairment charge in cost of products sold for impaired assets used to produce products that have been discontinued. The impaired long-lived assets had been carried in the North America Battery segment.

Note 6 - Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2005 and 2004, respectively.
(shares in millions)	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator:
Net earnings for basic and dilutive earnings per share	$53.8	$38.7	$233.1	$207.1

Denominator:
Weighted-average shares for basic earnings per share	71.1	80.8	71.5	82.2

Effect of dilutive securities:
Stock options	1.9	2.2	1.8	2.1
Restricted stock equivalents	0.8	0.9	0.8	0.8
Total dilutive securities	2.7	3.1	2.6	2.9

Weighted-average shares for diluted earnings per share	73.8	83.9	74.1	85.1

Basic earnings per share	$0.76	$0.48	$3.26	$2.52

Diluted earnings per share	$0.73	$0.46	$3.15	$2.43

Note 7 - The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company intends to repatriate approximately $245 of foreign earnings following the criteria prescribed by the Act, which will generate an additional tax provision in fiscal 2005 of approximately $9. Such incremental taxes have been included in the current quarter.

Note 8 - For the period ended June 30, 2005, an international affiliate has $4.8 of funds deposited in a bank account that is acting as collateral for a certain bank loan. The Company has reflected this bank deposit as Restricted Cash on its balance sheet. The loan was initiated in June 2004 for a three month period. At each maturity, the Company renewed the agreement. The funds on deposit will be required to increase or decrease as the loan amount changes. For both of the periods ending June 30, 2004 and September 30, 2004, this Restricted Cash balance was $3.6.

Note 9 - Changes in the carrying amount of goodwill for the period ended June 30, 2005 are as follows:

	North American	International	Razors &
	Battery	Battery	Blades	Total
Balance at October 1, 2004	$24.7	$14.0	$322.5	$361.2
Cumulative translation adjustment	-	0.2	(2.3)	(2.1)
Balance at June 30, 2005	$24.7	$14.2	$320.2	$359.1

Total amortizable intangible assets other than goodwill at June 30, 2005 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$11.9	$(2.8)	$9.1
Technology and patents	35.1	(7.4)	27.7
Customer-related	6.3	(2.0)	4.3
	53.3	(12.2)	41.1

The carrying amount of indefinite-lived intangible assets is $262.3 at June 30, 2005, a decrease of $0.8 from September 30, 2004 and an increase of $2.3 from June 30, 2004, respectively. Changes in indefinite-lived intangible assets, which are all tradenames, are currency related. Estimated amortization expense for amortized intangible assets for each year ended September 30, 2005 through 2009 is $5.5.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Service cost	$6.2	$6.5	$18.6	$18.2
Interest cost	9.4	8.7	28.0	24.8
Expected return on plan assets	(12.2)	(12.4)	(36.8)	(36.4)
Amortization of prior service cost	-	-	-	0.3
Amortization of unrecognized net loss	0.9	0.6	2.7	1.4
Amortization of transition obligation	-	-	0.1	-
Early retirement enhancement	0.7	-	0.7	-
Net periodic benefit cost	$5.0	$3.4	$13.3	$8.3

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Service cost	$-	$0.1	$0.2	$0.2
Interest cost	0.8	0.9	2.4	2.4
Expected return on plan assets	-	-	(0.1)	(0.1)
Amortization of prior service cost	(0.6)	(0.6)	(1.8)	(1.8)
Net periodic benefit cost	$0.2	$0.4	$0.7	$0.7

For the nine months ended June 30, 2005, $7.5 in pension contributions and $2.1 in postretirement contributions have been made by the Company. The Company expects to contribute $11.7 to its pension plans and $3.3 to its other postretirement plans for the fiscal year 2005.

Note 11 - The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Court held that Gillette's patent claims were limited to razors with three blades, and so could not cover the four-bladed QUATTRO razor design. Thereafter, Gillette appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, Gillette amended its original complaint to add allegations that QUATTRO infringes three additional Gillette patents involving the system’s tray and handle grips, but Gillette has recently agreed to dismiss those complaints by the end of July, 2005. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. On April 29, 2005, the U.S. Court of Appeals for the Federal Circuit vacated the trial court's decision that Gillette's claims cover only three-bladed razors, and remanded the case back to the trial court for further proceedings. Trial on Gillette’s claims is expected in 2005, with trial on the Company’s counterclaims thereafter.

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

In May, 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword QUATTRO razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. Those suits are in a preliminary stage and may proceed for a protracted period of time. Gillette has agreed to dismiss the third suit relating to QUATTRO and Gillette's razor handle patent.

Note 12 - Supplemental financial statement information is shown below:

SUPPLEMENTAL BALANCE SHEET INFORMATION:

	June 30,	September 30,	June 30,
	2005	2004	2004
Inventories
Raw materials and supplies	$76.4	$70.5	$67.8
Work in process	104.9	100.5	111.6
Finished products	321.2	288.7	281.1
Total inventories	$502.5	$459.7	$460.5
Other current assets
Miscellaneous receivables	$38.8	$31.4	$30.8
Deferred income tax benefits	85.7	65.7	59.1
Prepaid expenses	57.5	53.9	63.5
Other	24.6	24.8	53.6
Total other current assets	$206.6	$175.8	$207.0
Other assets
Pension asset	$113.0	$109.5	$122.4
Deferred charges and other assets	49.5	54.5	30.2
Total other assets	$162.5	$164.0	$152.6
Other current liabilities
Accrued advertising, promotion and allowances	$225.1	$281.1	$261.0
Accrued salaries, vacations and incentive compensation	86.4	72.5	64.4
Other	126.5	151.5	143.3
Total other current liabilities	$438.0	$505.1	$468.7
Other non-current liabilities
Pension, other retirement benefits and deferred compensation	$275.1	$272.0	$293.6
Other non-current liabilities	93.8	94.0	34.0
Total other non-current liabilities	$368.9	$366.0	$327.6

Note 13 - The Company purchased approximately 1.0 million shares of its common stock during the quarter ended June 30, 2005 under its August 30, 2004 authorization from the Board of Directors. The August 2004 authorization approved for the Company to acquire up to 10 million shares of its common stock, of which 4.2 million remained at June 30, 2005. Since June 30, 2005 and up to the date of this filing, the Company has acquired approximately 0.1 million additional shares. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 14 - New Accounting Pronouncements:

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

FASB Staff Position 109-1 (FSP 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” requires companies eligible for a tax deduction resulting from “qualified production activities income” to treat this as a reduction to the income tax provision as realized. This deduction will not impact the Company until fiscal 2006. This deduction, combined with the phase-out of the export incentive, is not expected to have a material impact on the consolidated financial statements of the Company.

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

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not currently contemplating an accounting change which would be impacted by SFAS 154.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations,
and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended June 30, 2005 were $53.8 or $0.76 per basic share and $0.73 per diluted share compared to $38.7, or $0.48 per basic share and $0.46 per diluted share for the same quarter last year. The current quarter includes $13.4 of benefits of previously unrecognized tax benefits related to prior years' foreign losses and reductions to prior year tax accruals, partially offset by a tax provision of $9.0 related to repatriation of foreign earnings under provisions of the American Jobs Creation Act. The net impact of these tax items is an increase in current quarter net earnings of $4.4, or $0.06 per diluted share.

For the nine months ended June 30, 2005, net earnings were $233.1 or $3.26 per basic share and $3.15 per diluted share compared to $207.1, or $2.52 per basic share and $2.43 per diluted share for the same period last year. The current nine month period includes $21.0 of benefits of previously unrecognized tax benefits related to prior years' foreign losses and reductions to prior year tax accruals, as well as the aforementioned provision for foreign earnings repatriation. The net impact of these tax items is an increase in current year nine month net earnings of $12.0, or $0.16 per diluted share. Net earnings for the prior year nine months included tax loss benefits of $16.2, or $0.19 per diluted share.

Net sales increased $39.3, or 6% for the quarter and $139.6, or 7% for the nine months driven by increases in all three segments. Favorable currency translation rates accounted for $15.3 and $55.2 of the increase for the quarter and nine months, respectively. Sales increased 4% on a constant currency basis for the same periods. See the comments on sales by segment in the Segment Results section below.

Gross profit increased $12.3 for the quarter mainly on $11.0 of favorable currency impacts. Gross margin percentage decreased 1.1 percentage points to 49.1% for the current quarter primarily on lower North America Battery margins. Gross profit increased $64.3 for the nine months including $39.0 from currencies and increases in all segments. Gross margin percentage was 50.3% compared to 50.5% for the same nine month period last year, as a decline in North America Battery margin percent was nearly offset by improvements in the other two segments. Both of the Company’s businesses have experienced higher costs for raw materials and distribution influenced by commodity prices. Through the first nine months of fiscal 2005, such increases have been largely offset by other production cost savings and, additionally in the battery business, favorable production efficiencies and fixed cost absorption on high production levels following the high demand in the 2004 hurricane season. For the remainder of the year, at current pricing levels, the Company expects unfavorable year over year material and distribution costs of approximately $12.

Selling, general and administrative expenses increased $11.9 in the quarter and $42.7 in the nine months, on higher corporate expenses and increases in all three business segments. Higher currency rates accounted for $3.2 of the increase in the quarter and $10.3 of the increase in the nine months. Selling, general and administrative expenses as a percent of sales were 20.0% and 19.3% in the current quarter and nine months, respectively, compared to 19.4% and 18.6% in the same quarter and nine months last year.

Advertising and promotion expense decreased $13.1 and $23.6 in the current quarter and nine months, with declines in all three business segments. Advertising and promotion expense as a percent of sales was 14.7% and 12.4% in the current quarter and nine months, respectively, compared to 17.5% and 14.4% in the same quarter and nine months last year, respectively. The quarter and nine months of fiscal 2004 reflected significant brand launch spending on QUATTRO and Intuition.

Through fiscal 2004, the Company recorded advertising and promotion expense (A&P) in each interim period based on a method that recognized the forecasted full year A&P ratably to forecasted revenues (Percent of Sales Method). When forecasts of A&P or revenues changed during the year, A&P rates were changed to reflect the new forecasts. Effective October 1, 2004, the Company began to expense A&P in the quarter incurred (As Incurred Method). The new method of accounting was adopted as it reduces the level of estimation in recording interim results and improves transparency of timing of A&P spending. The change in method has no impact on the total results for the year. The prior year financial information has not been restated for the As Incurred Method. Had the As Incurred Method been applied in the third quarter of 2004, net earnings and diluted earnings per share would have been $40.6 and $0.48, respectively, or $1.9 and $0.02 higher, respectively. For the first nine months of 2004, net earnings and diluted earnings per share would have been $211.6 and $2.49, or $4.5 and $0.06 higher, respectively, had the As Incurred Method been applied. See Note 4 to the Condensed Financial Statements, which outlines the third fiscal quarter and first nine months of fiscal 2004 on the As Incurred Method.

Research and development expense were nearly flat for the quarter when compared to the same period last year. For the nine months, research and development expense decreased $2.1 for the nine months. The prior year nine months included a charge of $4.2 for a discontinued battery development project. Absent this item, research and development expense increased $2.1 for the nine months due to increases in the Razors and Blades segment. Research and development as a percent of sales was 2.5% and 2.3% in the current quarter and nine months, respectively, compared to 2.6% in both the quarter and nine months last year. The higher percentages in the prior year nine months include the aforementioned charge.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 3 to the Condensed Financial Statements for the quarters and nine months ended June 30, 2005 and 2004.

North America Battery

	Quarter ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Net sales	$252.7	$228.5	$852.6	$785.9
Segment profit	$57.3	$55.3	$223.0	$209.3

Net sales for the third quarter increased $24.2, or 11%, as $36.6 of higher volume was partially offset by unfavorable pricing and product mix. Energizer Max volume increased 14%, while lithium and rechargeable products experienced growth of over 20%. In addition to broad based alkaline unit growth, Energizer Max increases reflect significant unit growth in Florida relating to the tax free holiday for hurricane preparedness items. Overall pricing and product mix remains unfavorable due to price declines of non-Energizer branded products and the continuing shift to larger pack sizes, which sell at lower per unit prices. For the nine months, net sales increased $66.7, or 8% on similar volume and pricing trends.

Gross profit for the quarter declined $3.0 as the $16.1 contribution of incremental sales volume was more than offset by unfavorable pricing and product mix and higher product cost. For the nine months, gross profit increased $12.1, as increases in the first half of the year were partially offset by the current quarter decline.

Segment profit for the quarter increased $2.0 or 4% as lower advertising and promotion (A&P) costs were partially offset by lower gross margin dollars. For the nine months, segment profit increased $13.7 or 7% on higher gross profit and lower A&P, partially offset by higher overhead costs. As noted above, Energizer changed its method of recording A&P expense in 2005. If last year’s A&P expense had been accounted for on the As Incurred Method, the year-over-year segment profit in 2005 would have been a decline of $1.5 for the quarter and improvement of $2.5 for the nine months due to the timing of A&P spending versus expensing last year.

The United States (U.S.) retail battery category increased 4% in value versus the same period last year. The U.S. retail battery category is defined as alkaline, carbon zinc, lithium, rechargeable and specialty batteries. Retail consumption of Energizer’s products increased an estimated 14% in value. Our focus on the performance segment, specifically rechargeables and lithium, and on driving hurricane preparedness activities resulted in an increase of approximately 3 share points from the June quarter of 2004, bringing Energizer’s share of the total retail category to 37% for the quarter.

Energizer estimates that retail inventory levels at June 30, 2005, were slightly above seasonally normal levels. Looking ahead, our fourth fiscal quarter will have a difficult comparison to last year’s fourth quarter, which included approximately $40 of hurricane related sales. Additionally, the Florida tax holiday and the June 30 retail inventory overhang may modestly dampen fourth quarter sales volume.

International Battery

	Quarter ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Net sales	$204.8	$193.3	$667.3	$622.6
Segment profit	$37.1	$33.2	$142.2	$116.4

Net sales for the quarter increased $11.5, or 6%, on favorable currency impacts of $7.6 and higher volume, partially offset by unfavorable pricing and product mix. Segment profit increased $3.9, including a $3.4 benefit from currency valuations. Absent currency impacts, lower A&P expense and higher volumes were nearly offset by lower pricing and higher product costs.

For the nine months, net sales increased $44.7, or 7%, on favorable currency translation of $27.8 and higher volume, partially offset by unfavorable pricing and product mix. Segment profit increased $25.8 compared to the same nine months last year. Approximately half of the segment profit increase was currency related, with the remaining improvement due to lower A&P expense and higher sales.

As noted above, Energizer changed its method of recording A&P expense in 2005. If last year’s A&P expense had been accounted for on the As Incurred Method, the segment profit improvement would have been $0.5 for the quarter and $11.5 for the nine months due to the timing of A&P spending versus expensing last year.

Razors and Blades

	Quarter ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Net sales	$233.7	$230.1	$676.2	$648.0
Segment profit	$20.4	$6.9	$90.1	$71.3

Razor and blade sales for the quarter increased $3.6, or 2%. Absent favorable currency of $6.0, sales declined $2.4 as sales of razor handles returned to more normalized levels compared to last year’s June quarter, which included significant promotional activity in the U.S. and initial product launches in Europe and Asia. On a constant currency basis, sales of replacement blades and disposable razors increased approximately 4% for the current quarter compared to the same quarter last year. Segment profit for the quarter was $20.4, an increase of $13.5, due to a return to normal levels of A&P expense and promotional discounts versus the same period last year.

For the nine months, sales increased $28.2, or 4%, mainly due to $21.9 of favorable currency. Absent currency impacts, lower razor handle sales were more than offset by an increase in replacement blades and disposable razor sales. Segment profit for the nine months increased $18.8 with currency accounting for $5.6. Absent currency, reduced levels of lower promotional discounts and A&P expense were partially offset by higher management and research expenses.

As noted above, Energizer changed its method of recording A&P expense in 2005. If last year’s A&P expense had been accounted for on the As Incurred Method, segment profit improvement would have been $17.6 for the quarter and $37.9 for the nine months. The difference between the Percent of Sales Method and the As Incurred Method in the Razor and Blades segment is largest in the first quarter of 2004 and is due to timing of product launches and corresponding advertising campaigns in various countries.

SWS’ primary markets are the United States (U.S.), Canada, Japan and the larger countries of Western Europe. SWS estimates its overall share of the wet shave category for these major markets at 20.5% for the year ending May 2005 versus 21% for the same period in 2004. Product launches in several countries helped to boost last year’s share, while the current year has had several new introductions from the competition.

General Corporate and Other Expenses
Corporate and other expenses were unfavorable $6.8 for the quarter on higher legal, financial compliance, information systems and other management costs, partially offset by lower business realignment costs.  For the nine months, corporate and other expenses were unfavorable $16.3 for the same reasons as the quarter and on higher equity and compensation plan expense and lower pension income, partially offset by lower business realignment costs.

Interest Expense and Other Financing Costs
Interest expense increased $5.9 and $15.4 for the quarter and nine months, respectively, on higher average borrowings resulting from share repurchases and higher short-term interest rates. Other financing items were favorable $8.2 for the quarter and $7.3 for the nine months versus the same periods last year. The current quarter includes foreign exchange gains of $1.6 compared to losses of $5.0 in the prior year quarter.

Income Taxes
The American Jobs Creation Act of 2004 (the Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company intends to repatriate approximately $245 of foreign earnings following the criteria prescribed by the Act, which will generate an additional tax provision in fiscal 2005 of approximately $9. Such incremental taxes have been included in the current quarter.

Income taxes for the current quarter were 24.9% of pre-tax income compared to 31.0% in the same quarter last year.  The current quarter includes $13.4 of benefits of previously unrecognized tax benefits related to prior years' foreign losses and reductions to prior year tax accruals, partially offset by the incremental taxes related to the Act discussed above. Both quarters include an adjustment necessary to adjust the nine month tax rate to the estimated full year rate.

The current nine month period includes $21.0 of benefits of previously unrecognized tax benefits related to prior years' foreign losses and reductions to prior year tax accruals, as well as the aforementioned provision for foreign earnings repatriation. The net impact of these tax items is an increase in current year nine month net earnings of $12.0. The nine months last year also included $16.2 of foreign loss benefits.

Absent the aforementioned items income taxes for the current quarter and nine months would have been 31.8% compared to 33.0% for the same periods last year. The decrease in tax rate is primarily attributable to improved earnings in lower tax rate jurisdictions.

Financial Condition
At June 30, 2005, working capital was $611.8, compared to $468.8 at September 30, 2004 and $506.5 at June 30, 2004. The increase of $143.0 in working capital from September 30, 2004 was primarily due to higher cash and inventories, partially offset by lower trade receivables. The increase of $105.3 in working capital from June 30, 2004 is primarily due to higher cash and, to a lesser extent, battery inventory, partially offset by increased short-term borrowings in the current period.

Energizer’s total borrowings were $1,309.5 at June 30, 2005, $634.5 of which is tied to variable interest rates (primarily LIBOR). An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $6.3.

In November, 2004 the Company entered into two new financing agreements. A $300.0 long-term debt financing was completed, with maturities of three, five, and seven years and with fixed rates ranging from 3.44% to 4.38%. Proceeds from these notes were used to pay down all existing long-term debt in a revolving credit facility and to partially retire short-term debt within the secured financing. In addition, the Company renegotiated its existing revolving credit facility in order to extend the maturity to five years and to realize more favorable borrowing spreads.

A summary of Energizer’s significant contractual obligations is shown below.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,117.0	$35.0	$227.0	$395.0	$460.0

Notes payable	192.5	192.5	-	-	-

Operating leases	55.4	13.1	20.1	14.5	7.7

Total	$1,364.9	$240.6	$247.1	$409.5	$467.7

Cash flow from operations was $239.0 for the nine months ended June 30, 2005, down $87.3 from the same period a year ago. The primary reasons for the decline relates to significant increases in current operating liabilities in the prior year compared to decreases in the current year, primarily due to timing of payments. Higher inventories in the current year also contributed to the decline. Cash used in investing activities includes capital expenditures of $64.9 in the current nine month period compared to $76.6 in the same period last year. Cash flow from financing activities includes the purchase of $207.8 of treasury stock in the current nine months and $280.1 in the same period a year ago. The Company purchased approximately 1.0 million shares of its common stock during the quarter ended June 30, 2005, or approximately 4.0 million shares for the 2005 fiscal year under its August 2004 authorization from the Board of Directors to acquire up to 10 million shares of its common stock. Since June 30, 2005 and up to the date of this filing, the Company has acquired approximately 0.1 million shares. The Company has 4.1 million shares remaining on the current authorization at the date of this filing. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the facility agreement) cannot be greater than 3.5 to 1, and the ratio of its current year pro forma EBIT to total interest expense must exceed 3.0 to 1. Energizer’s ratio of total indebtedness to its EBITDA was 2.3 to 1, and the ratio of its EBIT to total interest expense was 9.9 to 1 as of June 30, 2005.

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

Forward-Looking Statements
Statements made in this document that are not historical, particularly statements regarding year over year material and distribution costs, estimates of battery category growth, retail consumption of Energizer’s battery products, Energizer and SWS market share, retail inventory levels, the comparison of the current year fourth quarter to last year’s fourth quarter, potential amounts of funds to be repatriated, and related taxes, under the American Jobs Creation Act, future repurchases of common stock, and the Company’s continuing ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Commodity price levels, which may be impacted by unforeseen increases in international demand, limitations on available supply, and increasing military requirements, may continue to increase at a rate higher than that anticipated by the Company, resulting in a significant negative impact on margins and earnings performance. Manufacturing efficiencies and efforts to further reduce costs may have a favorable impact on the Company’s production costs throughout the rest of the current year. At the same time, it is difficult to predict with any accuracy whether raw material, energy and distribution expenses, and other input costs, will stabilize or continue to increase, as such costs are impacted by multiple economic, political and other factors outside of Energizer’s control. Energizer’s estimates of battery category unit and value trends, retail consumption of its battery products on a unit and volume basis, Energizer and SWS market share, and retailer inventory levels are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of the Company’s estimates, or if those retailers elect to further contract their inventory levels. U.S. battery performance in the current year’s fourth quarter may be impacted favorably by a number of factors, including improvements in general economic conditions, significant hurricane activity or other weather conditions, increases in retailer inventory levels, and competitive factors, all of which could impact the comparison with last year’s fourth quarter. Estimates of the amount of dividends available for repatriation under the American Jobs Creation Act, and related tax impacts are based on current regulatory guidance and interpretations thereof and may increase or decrease pending further regulatory guidance, funding availability and regulatory limitations of foreign jurisdictions. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause the management of the Company to terminate or freeze its stock repurchase program. Unforeseen fluctuations in levels of the Company’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents, including the Company’s Registration Statement on Form 10, its annual report on Form 10-K for the Year ended September 30, 2004, and its Current Report on Form 8-K dated April 25, 2000.

Item 4. Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of June 30, 2005, the end of the Company’s third fiscal quarter of 2005, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Court held that Gillette's patent claims were limited to razors with three blades, and so could not cover the four-bladed QUATTRO razor design. Thereafter, Gillette appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In December, 2003, Gillette amended its original complaint to add allegations that QUATTRO infringes three additional Gillette patents involving the system’s tray and handle grips, but Gillette has recently agreed to dismiss those complaints by the end of July, 2005. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. On April 29, 2005, the U.S. Court of Appeals for the Federal Circuit vacated the trial court's decision that Gillette's claims cover only three-bladed razors, and remanded the case back to the trial court for further proceedings. Trial on Gillette’s claims is expected in 2005, with trial on the Company’s counterclaims thereafter.

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

In May, 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword QUATTRO razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. Those suits are in a preliminary stage and may proceed for a protracted period of time. Gillette has agreed to dismiss the third suit relating to QUATTRO and Gillette's razor handle patent.

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

Item 2—Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended June 30, 2005

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
4/1/05 to 4/30/05	-	$-	-	5,172,016
5/1/05 to 5/31/05	988,600	58.61	988,600	4,183,416
6/1/05 to 6/30/05	-	-	-	4,183,416
Quarter 3 of FY 2005	988,600	$58.61	988,600	4,183,416

(1) On August 30, 2004, the Company announced Board approval of a new authorization for the Company to acquire up to 10,000,000 shares of its common stock, which replaced in its entirety a previous authorization dated January 26, 2004. Since June 30, 2005 and up to the date of this filing, the Company has acquired approximately 82,000 additional shares.

Item 6—Exhibits

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

Date: August 1, 2005