Form 10-K
period 2005-09-30
ENERGIZER HOLDINGS INC
filed 2005-12-05
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.
____________________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes:  X     No:

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes:      No: X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes: X     No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes:  X    No:

Indicate by check mark whether the registrant is an accelerated filer.
Yes:  X    No:

Indicate by check mark whether the registrant is a shell company.
Yes:      No:  X

State the aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on March 31, 2005, the last day of the Registrant’s most recently completed second quarter: $4,059,847,475.

(Excluded from these figures is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on November 30, 2005: 65,313,324.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2005 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2005 (Part III of Form 10-K).

PART I

Item 1.  Business.

General

Energizer Holdings, Inc., incorporated in Missouri in 1999, is one of the world’s largest manufacturers of primary batteries, flashlights and men’s and women’s wet-shave products. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spin-off to shareholders of Ralston Purina Company.

Energizer is the successor to over 100 years of expertise in the battery and lighting products industry. Its brand names “Eveready” and “Energizer” have worldwide recognition for quality and dependability, and are marketed and sold in more than 165 countries.

On March 28, 2003, Energizer completed the acquisition of the Schick-Wilkinson Sword business of Pfizer, Inc. Schick-Wilkinson Sword is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products, which currently includes the “Quattro” for Women, “Intuition”, “Lady Protector” and “Silk Effects Plus” women’s shaving systems and the “Quattro” Midnight and “Quattro” Power, “Xtreme 3” and “Protector” men’s shaving systems, as well as the “Xtreme 3”,and “ST Slim Twin” disposables, has been well-known for over 75 years, with a reputation for high quality and innovation in shaving technology. Schick-Wilkinson Sword products are marketed and sold in more than 90 markets.

Energizer’s subsidiaries operate 24 manufacturing and packaging facilities in 15 countries on five continents, and employ 3,683 employees in the United States and 11,165 in foreign jurisdictions.

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

In the household category, “Energizer MAX” brand alkaline batteries are the most popular and widely used in the array of Energizer products. The batteries are offered in 1.5 volt, 4.5 volt, 6 volt and 9 volt configurations, and are available in the standard selection of sizes, including AA, AAA, C, D and 9 volt sizes. In the performance segment of that category, Energizer offers an extensive line of products engineered specifically for demanding high-drain batteries, including “Energizer e2”performance alkaline and “Energizer e2”Lithium batteries in AA and AAA sizes. Energizer also offers “Energizer” Rechargeable NiMH batteries and chargers, including the 15-Minute Charger. Price segment offerings include “Eveready” carbon zinc batteries and “Eveready Gold” alkaline batteries.

In specialty batteries, Energizer offers a range of miniature batteries for hearing aids, watches and small electronics, and photo batteries for film cameras.

In lighting products, Energizer manufactures and markets a complete line of flashlights and other battery-powered lighting products under the “Energizer” and “Eveready” brands - including premium and value flashlights and lanterns for home, work and outdoors, plus novelty and impulse flashlights. In 2005, Energizer launched an innovative 6-LED headlight with multiple light output and sleek design and several items under our Disney line of lighting products.

Energizer’s Schick-Wilkinson Sword wet shave business, acquired in 2003, manufactures and markets a range of razor systems (i.e. razor handle with refillable blades) and disposable shave products for men and women in all major global markets, as well as shaving products such as lotions and shaving creams. It currently holds the #2 position globally in the wet shave industry. In the spring of 2003, Schick-Wilkinson Sword introduced the “Intuition” women’s shaving system, a revolutionary system containing a skin-conditioning solid which lathers when wet, as well as a pivoting triple bladed razor. In September of 2003, it introduced the “Quattro” men’s shaving system, the world’s first four-bladed razor, with conditioning strips and an ergonomically designed handle, in 2004 it introduced an improved “Quattro” Midnight, and in 2005, introduced “Quattro” for Women, the world’s first four-bladed razor designed for women, as well as the “Quattro Power” battery-powered men’s shaving system.

Sources and Availability of Raw Materials

The principal raw materials used in Energizer’s businesses - electrolytic manganese dioxide, zinc, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, zinc, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, for wet shave products, - are sourced on a regional or global basis. Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time, but cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

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

Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, account for more than ten percent of Energizer’s sales. For fiscal year 2005, this customer accounted for, in the aggregate, approximately 17.5% of Energizer’s sales.

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

As of September 30, 2005, Eveready Battery Company, Inc., a subsidiary of Energizer, owned (directly or beneficially) approximately 480 unexpired United States patents which have a range of expiration dates from October 2005 to January 2024, and had approximately 207 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2005, Eveready owned (directly or beneficially) approximately 1,082 foreign patents and had approximately 599 patent applications pending in foreign countries.

Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Eveready cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

Seasonality

The battery business, particularly in North America, tends to be seasonal, with large purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during late summer and autumn. The wet shave business does not exhibit seasonal variability. In addition, natural disasters can create conditions that drive exceptional needs for portable power and spike battery sales.

Competition

Both the battery business and the wet shave business are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

Energizer competes in the domestic and global battery markets which have been, in the past, high growth markets. Higher performance primary and rechargeable batteries have been growing at a faster rate than lower-performing batteries. Energizer’s principal battery competitors in the United States are Duracell International, Inc., a subsidiary of The Procter & Gamble Company, and Spectrum Brands, Inc.  Private-label sales by large retailers have also been growing in significance. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

The global shaving products business, comprised of wet shave blades and razors, electric shavers, lotions and creams, is one of the fastest-growing consumer product segments worldwide. The wet shave segment of that business, the segment in which Energizer participates, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets with demographic trends that result in a stable, predictable number of shaving consumers. These markets are expected to rely primarily on new premium priced product introductions for growth. As a result of demographic trends, however, there is a significant growth trend predicted for the wet shave segment in Latin American, Asian and Eastern European countries. Energizer’s principal competitors in the wet shave business worldwide are The Procter & Gamble Company, which is the leading company in the global wet shave segment, and Bic Group, which competes in the disposable segment only.

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

The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to eight federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRPs are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of the Company and the other PRPs at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRPs and other site users.

The amount of the Company’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used.

In addition, the Company undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in November 1999. Responsibility for those programs was assumed by the buyer at the time of the divestiture. In 2001, the buyer, as well as its operating subsidiary which owned and operated the Gainesville facility, filed petitions in bankruptcy. In the event that the buyer and its affiliates become unable to continue the programs to reduce or eliminate contamination, the Company could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site. Under the terms of the Reorganization Agreement between the Company and Ralston Purina Company, however, which has been assumed by an affiliate of The Nestle Corporation, Ralston’s successor is obligated to indemnify the Company for 50% of any such liabilities in excess of $3 million.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $7.2 million for estimated liabilities at September 30, 2005, should not be material to the business or financial condition of the Company.

Available Information

Energizer regularly files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. The SEC maintains an Internet site containing these reports, and proxy and information statements, at http://www.sec.gov. These filings are also available free of charge on Energizer’s website, at www.energizer.com, as soon as reasonably practicable after their electronic filing with the SEC.

Other Matters

The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Battery Business Overview, and Razors and Blades Business Overview” on page 10, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Highlights” on pages 10 and 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 14 and 15, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results and Segment Results” on pages 11 through 13, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results - Research and Development” on page 11, “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information” on pages 41 through 43, of the Energizer Holdings, Inc. 2005 Annual Report, are hereby incorporated by reference.

Item 1A. Risk Factors.

    Investing in ENR Stock involves risks. Energizer may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future.

General economic conditions can significantly affect Energizer’s financial results.

Energizer’s financial results can be significantly affected by general economic conditions, inflationary pressures, high labor or material costs and unforeseen changes in consumer demand or buying patterns. Changes in Energizer’s ability to generate sufficient internal cash flows, as well as access to capital markets, interest rate fluctuations and other conditions which impact the ability to borrow, may negatively affect Energizer’s ability to support capital expansion plans, share repurchase programs, general operations, research and development activity, and advertising and promotional activities.

Energizer operates in a highly competitive industry.

The battery industry and the wet-shave industry are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer’s ability to compete effectively may be affected by a number of factors:

•
Energizer’s primary competitor, The Procter & Gamble Company, has substantially greater financial, marketing and other resources, and greater market share, than Energizer does, as well as significant advantages in distribution, sales and negotiating leverage with retailers.

•
Energizer’s competitors, in both of the industries in which it competes, may have lower production, sales and distribution costs, and higher profit margins, than Energizer, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives.

•	Loss of key retail customers to competitors may erode Energizer’s market share.

Both the battery and the wet shave industries have been notable for the pace of innovations in product life, product design and applied technology. Energizer and its competitors have made and continue to make significant investments in research and development with the goal of further innovation. If competitors introduce new or enhanced products that significantly outperform Energizer’s, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to Energizer’s, Energizer may be unable to compete successfully in the market segments affected by these changes.

Energizer’s foreign operations are very significant to it, and results can be impacted by a number of risks specific to international operations.

Energizer’s businesses are currently conducted on a worldwide basis, with more than half of its sales arising out of foreign operations, and a significant portion of its production capacity located overseas. Consequently, Energizer is subject to a number of significant risks associated with its subsidiaries doing business in foreign countries. The operating profits of Energizer may decline because of changes in the value of local currencies, or because of hyperinflationary conditions in developing economies. Other risks and considerations include:

•	the effect of foreign income and withholding taxes and the U.S. tax implications of foreign source income and losses, and other restrictions on the flow of capital between countries;
•	the possibility of expropriation, confiscatory taxation or price controls;
•	adverse changes in local investment or exchange control regulations;
•	political instability, government nationalization of business or industries, government corruption, and civil unrest.

In addition, the descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Battery Business Overview, and Razors and Blades Business Overview” on page 10, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 15 and 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Inflation” on page 15, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Environmental Matters” on pages 15 and 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions” on pages 16 and 17, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Business Realignment” on page 17, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Critical Accounting Policies” on pages 17 and 18, and “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Forward-Looking Information” on page 18, of the Energizer Holdings, Inc. 2005 Annual Report, are hereby incorporated by reference.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

A list of Energizer’s principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2005, alkaline manufacturing facilities were utilized on average 72%, based on an essentially 100% 7/24 mode. Energizer’s carbon zinc facilities were utilized on average at approximately 70%. Wet shave products manufacturing facilities were utilized, on average, at approximately 70% of capacity.

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
Cimanggis, Indonesia
Ekala, Sri Lanka
Johor, Malaysia
Jurong, Singapore
Mandaue Cebu, Philippines
Tianjin, People’s Republic of China

WET SHAVE PRODUCTS

North America	Europe
Milford, CT	Solingen, Germany

South America	Asia
Caracas, Venezuela (1)	Guangzhou, People’s Republic of China

In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased  (2) Two plants  (3)  Research facility
(4) Less than 20% owned interest  (5) Bulk packaging or labeling

Item 3.      Legal Proceedings

The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s “Quattro” men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Court held that Gillette's patent claims were limited to razors with three blades, and so could not cover the four-bladed “Quattro” razor design. Thereafter, Gillette appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. On April 29, 2005, the U.S. Court of Appeals for the Federal Circuit vacated the trial court's decision that Gillette's claims cover only three-bladed razors, and remanded the case back to the trial court for further proceedings. Trial on Gillette’s claims and the Company’s counterclaims is scheduled to begin in January, 2006.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that “Quattro” infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. At a trial on December 2, 2004, the German court hearing the matter held that the patent is limited to razors having three blades, and therefore does not cover the Company's four-bladed “Quattro” razor. Gillette is appealing that decision.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The amended complaint alleges that Gillette is infringing a Schick patent concerning the connection of the blade cartridge to the razor handle. In January, 2005, Gillette filed a motion for summary judgment, arguing that the Company’s patent was invalid. In June, 2005, the Company filed a motion for summary judgment, arguing that the Mach3 and Venus products infringe the Company’s patent. A date for hearing the motion has not been set, but any trial on the merits will likely occur in 2006.

In May, 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that sale of the Wilkinson Sword “Intuition” razor in Germany infringes a Gillette patent covering the “Intuition” shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the “Intuition” cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword “Quattro” razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. The “Intuition” suits are currently on hold pursuant to a stand-down agreement with Gillette, and Gillette has dismissed the third suit relating to “Quattro”and Gillette's razor handle patent.

The Company and its subsidiaries are parties to a number of other legal proceedings in various jurisdictions arising out of the operations of the Company business. Many of these legal matters, including those described above, are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to the Company’s financial position, taking into account established accruals for estimated liabilities. These liabilities, however, could be material to results of operations or cash flows for a particular quarter or year.

See also the discussion captioned "Governmental Regulation and Environmental Matters" under Item 1 above.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4a.     Executive Officers Of The Registrant.

A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2005.

Ward M. Klein - Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979.  He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 50.

Joseph McClanathan - President and Chief Executive Officer, Energizer Battery since January, 2004. Prior to his current position, he served as President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 53.

Joseph E. Lynch - President and Chief Executive Officer, Schick-Wilkinson Sword since January, 2004. Prior to his current position, he served as President, Schick-Wilkinson Sword from March, 2003 to January, 2004. Mr. Lynch became an officer of Energizer upon the acquisition of the Schick-Wilkinson Sword business on March 28, 2003. Prior to that time, he served as the President of the Schick-Wilkinson Sword division of Pfizer, Inc. and its predecessor in interest, Warner-Lambert Company since November, 2000. He joined Warner-Lambert in 1995 as Vice President and Controller, and served in that position until being appointed to the Schick position in 2000. Age: 54.

Daniel J. Sescleifer - Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 43.

Gayle G. Stratmann - Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 49.

Peter J. Conrad - Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 45.

David P. Hatfield - Executive Vice President and Chief Marketing Officer, Energizer Battery since March, 2004. Prior to his current position, he served as Vice President, North American and Global Marketing, from 1999 to 2004, and as Vice President, Europe, Marketing, from 1997 to 1999. Age: 45.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of September 30, 2005, there were 14,509 shareholders of record of the ENR Stock.

The following table sets forth the range of market prices for the ENR Stock for the period from October 1, 2003 to September 30, 2005. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2006.

Market Price Range

	FY2004	FY2005
First Quarter	$35.73 - $38.94	$43.60- $50.00
Second Quarter	$36.21 - $47.80	$48.00- $61.13
Third Quarter	$41.09 - $48.40	$56.25- $64.48
Fourth Quarter	$37.10 - $46.36	$54.87- $65.44

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Energizer Common Stock during the quarter ended September 30, 2005:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
07/01/05 to 07/31/05	81,649	$63.95	81,649	4,101,767
08/01/05 to 08/31/05	2,286,028	$63.00	2,286,028	1,815,739
09/01/05 to 09/30/05	1,688,829	$61.65	1,688,829	126,910
Quarter 4 of FY 2005	4,056,506	$62.46	4,056,506	126,910

(1) On November 2, 2005, the Company announced Board approval of a new authorization for the Company to acquire up to 10,000,000 shares of its common stock, in addition to the remaining 126,910 shares authorized for acquisition under a previous authorization. From October 1 through December 1, 2005, 2,244,070 shares of common stock were acquired. On August 24, 2005, the Company also entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company. Purchases by the Company during the month of September, 2005 were pursuant to the Plan, which by its terms has now expired.

Item 6.  Selected Financial Data.

The “ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION” appearing on page 19 of the Energizer Holdings, Inc. 2005 Annual Report is hereby incorporated by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 18, and the information appearing under "ENERGIZER HOLDINGS, INC - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 41 through 43, of the Energizer Holdings, Inc. 2005 Annual Report is hereby incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions" on pages 16 through 17 of the Energizer Holdings, Inc. 2005 Annual Report is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Energizer and its subsidiaries appearing on pages 22 through 25, together with the report thereon of PricewaterhouseCoopers LLP on page 21, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)” on pages 43 and 44 of the Energizer Holdings, Inc. 2005 Annual Report are hereby incorporated by reference.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2005, the end of the Company’s 2005 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses. The annual report of Energizer’s management on internal control over financial reporting, together with the attestation report thereon of PricewaterhouseCoopers LLP, on pages 20 and 21 of the Energizer Holdings, Inc. 2005 Annual Report are hereby incorporated by reference.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

The information regarding directors on pages 3 through 5 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2005 is hereby incorporated by reference.

The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. Mr. Ward M. Klein filed a Form 4 on January 5, 2005, 1 day after it was due, to disclose a distribution from the Energizer Stock Unit Fund of the Company’s Deferred Compensation Plan. The inadvertent delay in filing occurred because of the plan administrator’s failure to provide information regarding the distribution in a timely manner to Mr. Klein. Mr. Peter J. Conrad filed a Form 4 on March 8, 2005 to disclose a transfer from the Energizer Stock Fund of the Energizer Holdings, Inc. Savings Investment Plan on February 15, 2005 and 2 separate transfers from the Energizer Stock Fund of the Energizer Holdings, Inc. Executive Savings Investment Plan on February 15 and February 18, 2005. Mr. Conrad’s filing was made 13 days after the filing for the earlier transaction was due. To the best of the Company’s knowledge, all of the filings for the Company’s other executive officers and its directors were made on a timely basis in 2005.

The Company has adopted a code of ethics that is applicable to its executive officers and employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller, and a separate code of ethics applicable to its directors. The Company’s codes of ethics have been posted on the Company’s website at www.energizer.com.

Item 11.     Executive Compensation.

Information appearing under "Executive Compensation" on pages 18 through 29, "Nominating and Executive Compensation Committee Report on Executive Compensation" on pages 29 through 34, "Performance Graph" on page 36, "Common Stock Ownership of Directors and Executive Officers" on pages 16 and 17, and the information under "Board of Directors Standing Committees" on pages 5 and 6, "Director Compensation" on pages 8 through 10 and “Compensation Committee Interlocks and Insider Participation” on page 10 of the Energizer Holdings, Inc. Company Notice of Annual Meeting and Proxy Statement dated December 9, 2005 is hereby incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 15 and "Common Stock Ownership of Directors and Executive Officers" on pages 16 and 17 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2005 is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity
Compensation Plans as of September 30, 2004

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a), and as noted below.)
Equity compensation plans approved by security holders	4,758,405	$25.38	3,646,326
Equity compensation plans not approved by security holders	None	NA	None
Total	4,758,405	$25.38	3,646,326

Note: in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, as of September 30, 2005, 778,230 restricted stock equivalents have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan, Energizer’s only equity compensation plan (other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code). These equivalents either (i) vest over varying periods of time following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, or (ii) have already vested but conversion into shares of ENR Stock has been deferred, at the election of the recipient, until retirement or termination of employment. An additional 146,775 restricted stock equivalents have been granted under the terms of that Plan after fiscal year end. The number of securities indicated in column (c) reflects not only the exclusion of securities which will be issued upon exercise of outstanding options, warrants and rights, but also the exclusion of securities which will be issued upon conversion of outstanding restricted stock equivalents.

Item 13.     Certain Relationships and Related Transactions.

Not applicable.

Item 14.     Principal Accountant Fees and Services.

Information appearing under “Selection of Auditors” on pages 13 and 14 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2005, is hereby incorporated by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

1. Documents filed with this report:

    a. Financial statements previously incorporated by reference under Item 8 herein.

-Report of Independent Registered Public Accounting Firm.
-Consolidated Statement of Earnings -- for years ended September 30, 2005, 2004 and 2003.
-Consolidated Balance Sheet -- at September 30, 2005 and 2004.
-Consolidated Statement of Cash Flows -- for years ended September 30, 2005, 2004, and 2003.
-Consolidated Statement of Shareholders Equity -- at September 30, 2005, 2004 and 2003.
-Notes to Financial Statements.

    b. Exhibits Required by Item 601 of Regulation S-K

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
10(iv) Executive Health Insurance Plan*
10(v) Executive Long Term Disability Plan*
10(xvi)Financial Planning Plan*
10(xvii)Executive Group Personal Excess Liability Insurance Plan*
10(xviii)Executive Retiree Life Plan*
10(xix)Supplemental Executive Retirement Plan*

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

(xiv)
The summaries of material definitive agreements relating to the Company’s 2005 Annual and Long-Term Cash Bonus Award Program, and to its revised director compensation program, set forth in Energizer’s Current Report on Form 8-K dated as of October 19, 2004, are hereby incorporated by reference.

(xv)
The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of a material definitive agreement relating to the annual compensation of the Chief Executive Officer, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated January 14, 2005.

10(i)	Form of Non-Qualified Stock Option dated January 14, 2005*
10(ii)	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005 *

(xvi)
The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated January 25, 2005.

10(i)	Form of Non-Qualified Stock Option dated January 25, 2005*
10(iii)	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy*
10(iv)	Separation Agreement and General Release with J.P. Mulcahy*

(xvii)
The following exhibit (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of a resolution authorizing personal use of corporate aircraft by certain members of the Board of Directors, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated May 2, 2005.

10(i) Form of Change of Control Employment Agreements between the Company and each of the Executive Officers, as amended effective as of May 1, 2005.*

(xviii)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated August 24, 2005.

10(i)	2005 Singapore Credit Facility Agreement.

(xix)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated September 29, 2005.

10(i)	2005 Note Purchase Agreement dated September 29, 2005.

(xx)
The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the 2006 Annual and Long-Term Bonus Program and of the annual salaries of the Executive Officers, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated October 11, 2005.

10(i)	Form of Executive Officer Bonus Plan.*
10(ii)	Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxi)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated October 17, 2005.

10(i) Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxii)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the amendment of Energizer’s director compensation program, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 7, 2005.

3(ii) Amended Bylaws of Energizer Holdings, Inc.

(xxiii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

13	Pages 10 to 44 of the Energizer Holdings, Inc. 2005 Annual Report, which are incorporated herein by reference, are filed herewith
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31(i)	Section 302 Certification of Chief Executive Officer
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
32(i)	Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

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

ENERGIZER HOLDINGS, INC.
By _____________________________________
Ward M. Klein
Chief Executive Officer

Date: December 5, 2005

Signature	Title

/s/ Daniel J. Sescleifer Daniel J. Sescleifer	Executive Vice President and Chief Financial Officer
/s/ Mark A. Schafale Mark A. Schafale	Vice President and Controller
/s/ William P. Stiritz William P. Stiritz	Chairman of the Board of Directors
/s/ J. Patrick Mulcahy J. Patrick Mulcahy	Vice Chairman of the Board of Directors
/s/ R. David Hoover R. David Hoover	Director
/s/ John E. Klein John E. Klein	Director
/s/ Richard A. Liddy Richard A. Liddy	Director
/s/ W. Patrick McGinnis W. Patrick McGinnis	Director
/s/ Joe R. Micheletto Joe R. Micheletto	Director
/s/ Pamela Nicholson Pamela Nicholson	Director
/s/ John R. Roberts John R. Roberts	Director
/s/ John C. Hunter John C. Hunter	Director
/s/ Bill G. Armstrong Bill G. Armstrong	Director