Form 10-Q
period 2005-12-31
ENERGIZER HOLDINGS INC
filed 2006-01-27
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2005

Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

MISSOURI	1-15401	No. 43-1863181
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

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

                                        YES:  ✓    NO: _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                YES:  ✓     NO: _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                YES: _____   NO: ✓

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 13, 2006:

              62,615,041

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2005	2004

Net sales	$882.4	$875.9

Cost of products sold	451.0	430.5
Selling, general and administrative expense	141.6	147.6
Advertising and promotion expense	81.6	96.3
Research and development expense	15.5	16.5
Interest expense	16.5	11.0
Other financing items, net	1.5	(3.1)

Earnings before income taxes	174.7	177.1

Income tax provision	(54.2)	(56.7)

Net earnings	$120.5	$120.4

Basic earnings per share	$1.83	$1.67
Diluted earnings per share	$1.77	$1.60

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$120.5	$120.4
Other comprehensive income, net of tax
Foreign currency translation adjustments	(7.0)	54.0
Minimum pension liability change, net of tax of
$(0.5) and $0.2 in fiscal 2006 and 2005	1.1	(0.8)
Total comprehensive income	$114.6	$173.6

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	December 31,	September 30,	December 31,
	2005	2005	2004
Assets

Current assets
Cash and cash equivalents	$108.1	$84.5	$125.5
Trade receivables, less allowance for doubtful
accounts of $12.3, $12.5 and $12.9, respectively	758.2	677.3	752.4
Inventories	443.6	491.0	432.1
Other current assets	214.2	211.2	193.1
Total current assets	1,524.1	1,464.0	1,503.1

Property at cost	1,472.9	1,469.1	1,463.6
Accumulated depreciation	(806.1)	(786.6)	(748.6)
	666.8	682.5	715.0

Goodwill	356.9	358.9	375.1
Intangible assets	301.5	305.1	317.5
Other assets	162.6	163.3	183.2

Total	$3,011.9	$2,973.8	$3,093.9

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$15.0	$15.0	$20.0
Notes payable	225.2	101.2	173.7
Accounts payable	160.1	231.8	167.3
Other current liabilities	537.9	489.6	553.2
Total current liabilities	938.2	837.6	914.2

Long-term debt	1,317.0	1,295.0	1,108.9

Other liabilities	355.7	360.7	368.0

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	936.7	929.6	905.1
Retained earnings	950.0	832.7	699.1
Treasury stock	(1,391.9)	(1,193.9)	(895.1)
Accumulated other comprehensive loss	(94.8)	(88.9)	(7.3)
Total shareholders equity	401.0	480.5	702.8

Total	$3,011.9	$2,973.8	$3,093.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2005	2004
Cash flow from operations
Net earnings	$120.5	$120.4
Non-cash items included in income	38.1	26.4
Changes in assets and liabilities used in operations	(50.1)	(87.5)
Other, net	(12.3)	(1.3)
Net cash flow from operations	96.2	58.0

Cash flow from investing activities
Property additions	(14.3)	(18.4)
Proceeds from sale of property	0.4	0.4
Other, net	0.5	(0.9)
Net cash used by investing activities	(13.4)	(18.9)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	49.9	298.0
Principal payments on long-term debt (including
current maturities)	(29.2)	(252.7)
Net increase in notes payable	110.2	9.0
Restricted cash as collateral for debt	(1.2)	-
Common stock purchased	(191.7)	(93.5)
Proceeds from issuance of common stock	2.6	8.3
Excess tax benefits from share-based payments	1.5	3.1
Net cash used by financing activities	(57.9)	(27.8)

Effect of exchange rate changes on cash	(1.3)	5.1

Net increase in cash and cash equivalents	23.6	16.4

Cash and cash equivalents, beginning of period	84.5	109.1

Cash and cash equivalents, end of period	$108.1	$125.5

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2005
(Dollars in millions, except per share data - Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2005.

Note 1 - Share-Based Payments
On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the “modified retrospective” method. Accordingly, prior year results have been adjusted to incorporate the effects of SFAS 123R. The impact to the Company’s net earnings is consistent with the pro forma disclosures provided in previous financial statements, as fiscal 2005 is found in Note 4 below. The Consolidated Balance Sheet also reflects the adoption of SFAS 123R.   At September 30, 2005, the cumulative impact was $13.5 to total deferred taxes, $45.8 to retained earnings and $73.2 to additional paid-in capital, which also reflects the reclassification of unearned compensation for restricted stock equivalents of $13.9.  Cash flow for fiscal years prior to 2006 was adjusted in accordance with SFAS 123R to reflect excess tax benefits as an inflow from financing activities. Impacts to the December 31, 2004 Statement of Cash Flows were as follows:

	Originally Reported	SFAS 123R impact	Adjusted
Cash flow from operations	$ 61.1	$ (3.1)	$ 58.0
Cash flow from financing activities	$ (30.9)	$ 3.1	$ (27.8)

In fiscal years prior to 2006, the Company used the accelerated method of recognizing compensation costs for awards with graded vesting. The accelerated method treated traunches of a grant as separate awards amortizing the compensation costs over each vesting period within a grant. For example, an award vesting ratably over a four-year period, the associated compensation expense was recognized as follows: 52% in the first year, 27% in the second year, 15% in the third year and 6% in the fourth year. Beginning in fiscal 2006, as allowed by SFAS 123R, the Company elected to recognize compensation costs for awards using the straight-line method, amortizing the expense ratably over the service period for the award, or 25% per year for an award vesting ratably over a four-year period.

Total compensation cost charged against income for the Company’s share-based compensation arrangements was $4.1 and $2.5 for the quarters ended December 31, 2005 and 2004, respectively and was recognized in selling, general and administrative (SG&A) expense. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based compensation arrangements was $1.5 and $0.9 for the quarters ended December 31, 2005 and 2004, respectively.  Stock option exercises and restricted stock issuance under the Company’s share-based compensation program are generally issued from treasury shares.

Options
As of December 31, 2005, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $111.3 and $91.0, respectively. The aggregate intrinsic value of stock options exercised for the quarters ended December 31, 2005 and 2004 was $5.2 and $13.9, respectively.  When valuing new grants, Energizer uses an implied volatility, which reflects the expected volatility for a period equal to the expected life of the option. No new option awards were granted in the current quarter.

As of December 31, 2005, there was $7.2 of total unrecognized compensation costs related to stock options granted, which will be recognized over a weighted-average period of approximately one year.

Restricted Stock Equivalents (RSE)
During the current quarter end, the Board of Directors approved two different grants of RSE. First, a grant to key employees included approximately 73,000 shares that vest ratably over four years. The second grant for 80,000 shares was awarded to a group of key senior management and consists of two pieces: 1) twenty-five percent of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2008 fiscal year contingent upon the Company’s compound annual growth in earnings per share (CAGR) for the three year period ending on September 30, 2008.  If a CAGR of 10% is achieved, an additional twenty-five precent of the grant vests.  The remaining fifty percent will vest in its entirety on the third anniversary of the grant date, only if the Company achieves a CAGR at or above 15%, with smaller percentages of that remaining fifty percent vesting if the Company achieves a CAGR between 11% and 15%. Stock will be awarded at vesting date for these grants.

The following table summarizes RSE activity during the current quarter (shares in millions):
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested RSE at October 1, 2005	0.5	$ 36.76
Granted	0.2	52.83
Vested	(0.1)	46.13
Cancelled	-	49.18
Nonvested RSE at December 31, 2005	0.6	$40.34

As of December 31, 2005, there was $16.0 of total unrecognized compensation costs related to RSE granted under the Plan, which will be recognized over a weighted-average period of approximately 2.5 years. The fair value of RSE vested for the quarters ended December 31, 2005 and 2004 was $0.4 and $1.4, respectively.

Other Share-Based Compensation
During the quarter ended December 31, 2005, the Board of Directors approved an award for officers of the Company. This award totaled 196,800 share equivalents and has the same features as the restricted stock award granted to senior management discussed above, but will be settled in cash and mandatorily deferred until the individual’s retirement or other termination of employment. The total award expected to vest is amortized over the three year vesting period and the amortized portion is recorded at the closing market price of Energizer stock at each period end. The related liability is reflected in Other Liabilities in the Company’s Consolidated Balance Sheet.

Note 2 - Segment Note
The Company’s operations are managed via three major segments - North America Battery (U.S. and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit exclusive of general corporate expenses, share-based compensation, costs associated with most business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

Following the acquisition of Schick-Wilkinson Sword (SWS) in 2003, the Company has adopted an operating model that includes a combination of stand-alone and combined business functions between the battery and razor and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, legal and environmental activities, and in some countries, combined sales forces and management. Beginning in fiscal 2006, the Company applied a fully allocated cost basis, in which shared business functions are allocated between the businesses. Fiscal 2005 was adjusted to this same basis and a reconciliation for this fiscal year is presented in Note 4.

Segment sales and profitability for the quarters ended December 31, 2005 and 2004, respectively, are presented below.

	For the quarter ended December 31,
	2005	2004

Net Sales
North America Battery	$395.8	$386.4
International Battery	270.5	261.3
Total Battery	666.3	647.7
Razors and Blades	216.1	228.2
Total Net Sales	$882.4	$875.9

Profitability
North America Battery	$ 114.9	$ 117.8
International Battery	66.7	66.0
R&D Battery	(8.0)	(8.2)
Total Battery	173.6	175.6
Razors and Blades	46.6	39.0
Total segment profitability	$220.2	$214.6

General corporate and other expenses	(26.2)	(28.2)
Amortization	(1.3)	(1.4)
Interest and other financial items	(18.0)	(7.9)
Total earnings before income taxes	$174.7	$177.1

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
	2005	2004
Net Sales by Product Line
Alkaline Batteries	$442.3	$447.7
Carbon Zinc Batteries	72.1	72.3
Other Batteries and Lighting Products	151.9	127.7
Razors and Blades	216.1	228.2
Total Net Sales	$882.4	$875.9

Note 3 - Business Realignment
The Company continually reviews its battery and razor and blades business models, including its product supply chain, sales, marketing and administrative organizations. In the current quarter, the Company initiated a project to improve its European supply chain and recognized $4.7, pre-tax, of exit costs for legally mandated severance benefits which are recorded in SG&A expense and reflected in general corporate and other expenses in the segment note. The full project is expected to involve charges to earnings totaling $24 to $28, with the majority of the project expected to be incurred in fiscal 2006.

Note 4 - 2005 Reconciliation
The tables below reflect the impact on 2005 results as a result of the Company’s adoption of SFAS 123R and the fully allocated method as described in Notes 1 and 2.

	Quarter ended December 31, 2004				Quarter ended March 31, 2005
	As Reported	Fully Allocated Adjustment	FAS 123R	Adjusted	As Reported	Fully Allocated Adjustment	FAS 123R	Adjusted

Profitability
North America Battery	$117.2	0.6	-	$117.8	$48.5	0.5	-	$49.0
International Battery	64.7	1.3	-	66.0	40.4	1.4	-	41.8
R&D Battery	(8.2)	-	-	(8.2)	(8.6)	-	-	(8.6)
Total Battery	173.7	1.9	-	175.6	80.3	1.9	-	82.2
Razors and Blades	41.4	(2.4)	-	39.0	28.3	(2.3)	-	26.0
Total segment profitability	$215.1	(0.5)	-	$214.6	$108.6	(0.4)	-	$108.2

Corporate expense	(26.7)	0.5	(2.0)	(28.2)	(21.0)	0.4	(2.3)	(22.9)
Amortization expense	(1.4)	-	-	(1.4)	(1.4)	-	-	(1.4)
Interest and other financial items	(7.9)	-	-	(7.9)	(12.8)	-	-	(12.8)
Earnings before income taxes	$179.1	-	(2.0)	$177.1	$73.4	0.0	(2.3)	$71.1

Income tax provision	(57.4)	-	0.7	(56.7)	(15.8)	-	0.9	(14.9)

Net earnings	$121.7	-	(1.3)	$120.4	$57.6	0.0	(1.4)	$56.2

EPS - Basic	$1.68	-	(0.01)	$1.67	$0.81	-	(0.02)	$0.79
EPS - Diluted	$1.62	-	(0.02)	$1.60	$0.78	-	(0.02)	$0.76

	Quarter ended June 30, 2005				Quarter ended September 30, 2005
	As Reported	Fully Allocated Adjustment	FAS 123R	Adjusted	As Reported	Fully Allocated Adjustment	FAS 123R	Adjusted

Profitability
North America Battery	$57.3	(0.3)	-	$57.0	$72.7	(0.7)	-	$72.0
International Battery	37.1	1.3	-	38.4	31.5	0.8	-	32.3
R&D Battery	(8.4)	-	-	(8.4)	(10.8)	-	-	(10.8)
Total Battery	86.0	1.0	-	87.0	93.4	0.1	-	93.5
Razors and Blades	20.4	(2.5)	-	17.9	27.2	(2.6)	-	24.6
Total segment profitability	$106.4	(1.5)	-	$104.9	$120.6	(2.5)	-	$118.1

Corporate expense	(22.7)	1.5	(2.4)	(23.6)	(27.2)	2.5	(2.3)	(27.0)
Amortization expense	(1.2)	-	-	(1.2)	(1.3)	-	-	(1.3)
Interest and other financial items	(10.9)	-	-	(10.9)	(18.5)	-	-	(18.5)
Earnings before income taxes	$71.6	-	(2.4)	$69.2	$73.6	-	(2.3)	$71.3

Income tax provision	(17.8)	-	0.9	(16.9)	(20.3)	-	0.8	(19.5)

Net earnings	$53.8	-	(1.5)	$52.3	$53.3	-	(1.5)	$51.8

EPS - Basic	$0.76	-	(0.02)	$0.74	$0.77	-	(0.02)	$0.75
EPS - Diluted	$0.73	-	(0.02)	$0.71	$0.74	-	(0.02)	$0.72

	Year ended September 30, 2005
	As Reported	Fully Allocated Adjustment	FAS 123R	Adjusted

Profitability
North America Battery	$295.7	0.1	-	$295.8
International Battery	173.7	4.8	-	178.5
R&D Battery	(36.0)	-	-	(36.0)
Total Battery	433.4	4.9	-	438.3
Razors and Blades	117.3	(9.8)	-	107.5
Total segment profitability	$550.7	(4.9)	-	$545.8

Corporate expense	(97.6)	4.9	(9.0)	(101.7)
Amortization expense	(5.3)	-	-	(5.3)
Interest and other financial items	(50.1)	-	-	(50.1)
Earnings before income taxes	$397.7	0.0	(9.0)	$388.7

Income tax provision	(111.3)	-	3.3	(108.0)

Net earnings	$286.4	0.0	(5.7)	$280.7

EPS - Basic	$4.03	-	(0.08)	$3.95
EPS - Diluted	$3.90	-	(0.08)	$3.82

Note 5 - Earnings Per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2005 and 2004, respectively.

(shares in millions)	Quarter Ended
	December 31,
	2005	2004
Numerator:
Net earnings for basic and dilutive earnings per share	$120.5	$120.4

Denominator:
Weighted-average shares for basic earnings per share	65.7	72.3

Effect of dilutive securities:
Stock options	1.5	2.1
Restricted stock equivalents	0.9	0.8
Total dilutive securities	2.4	2.9

Weighted-average shares for diluted earnings per share	68.1	75.2

Basic earnings per share	$1.83	$1.67

Diluted earnings per share	$1.77	$1.60

Note 6 - Goodwill and Intangibles
Changes in the carrying amount of goodwill for the period ended December 31, 2005 are as follows:

	North American	International	Razors &
	Battery	Battery	Blades	Total
Balance at October 1, 2005	$24.7	$14.1	$320.1	$358.9
Currency translation adjustment	-	(0.4)	(1.6)	(2.0)
Balance at December 31, 2005	$24.7	$13.7	$318.5	$356.9

Total amortizable intangible assets other than goodwill at December 31, 2005 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$11.8	$(3.4)	$8.4
Technology and patents	35.0	(9.1)	25.9
Customer-related	6.1	(2.3)	3.8
	52.9	(14.8)	38.1

The carrying amount of indefinite-lived intangible assets is $263.4 at December 31, 2005, an increase of $1.5 from September 30, 2005 and a decrease of $8.8 from December 31, 2004, respectively. Changes in indefinite-lived intangible assets, which are tradenames and pension-related intangibles, are primarily currency related. Estimated amortization expense for amortized intangible assets for each year ended September 30, 2006 through 2008 is $5.0 and for each year ended September 30, 2009 through 2010 is $4.6.

Note 7 - Defined Pension Benefit Plans
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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	As of December 31,		As of December 31,
	2005	2004	2005	2004

Service cost	$6.1	$6.0	$0.1	$0.1
Interest cost	9.3	8.8	0.7	0.8
Expected return on plan assets	(12.2)	(11.7)	-	(0.1)
Amortization of prior service cost	-	(0.1)	(0.6)	(0.6)
Amortization of unrecognized net loss	1.5	0.8	-	-
Amortization of transition obligation	-	0.1	-	-
Net periodic benefit cost	$4.7	$3.9	$0.2	$0.2

For the quarter ended December 31, 2005, $2.3 in pension contributions and $0.4 in postretirement contributions have been made by the Company. The Company expects to contribute $10.4 to its pension plans and $3.6 to its other postretirement plans for the fiscal year 2006.

Note 8 - Inventories

	December 31,	September 30,	December 31,
	2005	2005	2004
Inventories
Raw materials and supplies	$76.5	$75.5	$73.0
Work in process	88.3	89.2	93.2
Finished products	278.8	326.3	265.9
Total inventories	$443.6	$491.0	$432.1

Note 9 - Legal Matters
The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new Quattro men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Court held that Gillette's patent claims were limited to razors with three blades, and so could not cover the four-bladed Quattro razor design. Thereafter, Gillette appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In June 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. On April 29, 2005, the U.S. Court of Appeals for the Federal Circuit vacated the trial court's decision that Gillette's claims cover only three-bladed razors, and remanded the case back to the trial court for further proceedings. Trial on Gillette’s claims is expected in March 2006, with trial on the Company’s counterclaims thereafter.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that Quattro infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. At a trial on December 2, 2004, the German court hearing the matter held that the patent is limited to razors having three blades, and therefore does not cover the Company's four-bladed Quattro razor. Gillette is appealing.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. After the filing of the suit, Gillette introduced a new product, Mach 3 Power, and on July 15, 2004, the Company amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents and seeking a preliminary injunction against the sale of Mach 3 Power. In October of 2004, the Company withdrew its motion for preliminary injunction. The Company has now amended the complaint by dropping two of the patents from the suit. The trial on the remaining patent is expected to take place in 2006.

In May 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword Quattro razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. Two of those suits are in a preliminary stage and may proceed for a protracted period of time. Gillette dismissed the third suit relating to Quattro and Gillette's razor handle patent.

Note 10 - Treasury Stock
The Company purchased approximately 4.1 million shares of its common stock during the quarter ended December 31, 2005 under its November 1, 2005 authorization from the Board of Directors. The November 2005 authorization approved for the Company to acquire up to 10 million shares of its common stock, of which 6.0 million remained at December 31, 2005. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended December 31, 2005 were $120.5, or $1.83 per basic share and $1.77 per diluted share compared to $120.4, or $1.67 per basic share and $1.60 per diluted share for the same quarter last year. The current year quarter results include a provision for restructuring the Company’s European supply chain of $3.1, after taxes, or $0.05 per basic and diluted share. The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the “modified retrospective” method as discussed in Note 1 to the Condensed Financial Statements. Accordingly, prior year results have been adjusted to incorporate the effects of SFAS 123R. The impact to the Company’s net earnings is consistent with the pro forma disclosures provided in previous financial statements.

Net sales increased $6.5, or 0.7% for the quarter as higher battery segment sales were partially offset by declines in razor and blades. On a constant currency basis, sales increased 2%. See the comments on sales by segment in the Segment Results section below.

Gross margin decreased $14.0 for the quarter with nearly equal declines in the North America Battery and Razors and Blades segments. Gross margin percentage declined two percentage points to 48.9% for the current quarter primarily in the North America battery segment. See the comments on gross margin by segment in the Segment Results section below.

Selling, general and administrative (SG&A) expense decreased $6.0 in the quarter, primarily on declines in general corporate and razor and blades, partially offset by pre-tax charges of $4.7 related to restructuring of our European supply chain. SG&A expenses as a percent of sales were 16.0% in the current quarter, compared to 16.9% in the same quarter last year.

Advertising and promotion (A&P) expense decreased $14.7 in the current quarter, primarily due to lower spending in the Razors and Blades segment. A&P expense as a percent of sales was 9.2% in the current quarter, compared to 11.0% in the same quarter last year.

Research and development expense decreased $1.0 in the current quarter and represented 1.8% of current year and 1.9% of prior year sales.

Segment Results
The Company’s operations are managed via three major segments - North America Battery (U.S. and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit exclusive of general corporate expenses, share-based compensation, costs associated with most business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

Following the acquisition of Schick-Wilkinson Sword (SWS) in 2003, the Company has adopted an operating model that includes a combination of stand-alone and combined business functions between the battery and razor and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, legal and environmental activities, and in some countries, combined sales forces and management. Beginning in fiscal 2006, the Company applied a fully allocated cost basis, in which shared business functions are allocated between the businesses. Fiscal 2005 was adjusted to this same basis and a reconciliation for this fiscal year, including the aforementioned SFAS 123R adjustment, is presented in Note 4 to the Condensed Financial Statements.

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 2 to the Condensed Financial Statements for the quarters ended December 31, 2005 and 2004.

North America Battery

	Quarter ended December 31,
	2005	2004

Net sales	$395.8	$386.4
Segment Profit	$114.9	$117.8

Net sales for the current quarter were up $9.4, or 2% as higher volume was partially offset by unfavorable pricing and product mix. Lithium and rechargeable batteries continued volume growth in excess of 20%, while Energizer Max unit sales increased 3%. Overall pricing and product mix was unfavorable due to a continuing shift to larger pack sizes, which sell at lower per unit prices as well as lower prices for non-Energizer branded products. Energizer initiated a general price increase in 2005; however holiday promotional pricing commitments have delayed realization of pricing increases.

Gross margin decreased $6.8 for the quarter, as contribution of incremental sales volume was more than offset by unfavorable pricing and higher product cost. Product cost in the current quarter was unfavorable to the prior year quarter due to higher year over year material cost of approximately $5.7. Segment profit decreased $2.9 for the current quarter as lower gross margin was partially offset by lower A&P and selling expenses.

The U.S. retail battery category is defined as household batteries (alkaline, carbon zinc, lithium and rechargeable) and specialty batteries. The U.S. retail battery category increased by 4.4% in dollars for the 12 weeks ending December 3, 2005, versus the same period last year. Retail consumption of Energizer’s products increased 9.5% in dollars for the same period. Our focus on the performance segment, specifically rechargeables and lithium batteries resulted in an increase of approximately 1.8 share points compared to the same period in the prior year, bringing Energizer’s share of the total retail category to approximately 37.7% for the quarter. Energizer estimates that retail inventory levels at December 31, 2005, were at seasonally normal levels.

With holiday promotional commitments behind us and higher post-holiday retail prices, we expect to see benefits from our battery price increase going forward. However, higher material costs and the continuing shift to larger package sizes are likely to offset at least a portion of any favorable pricing attained in the near term.

International Battery

	Quarter ended December 31,
	2005	2004

Net sales	$270.5	$261.3
Segment Profit	$66.7	$66.0

Net sales for International Battery increased $9.2, or 4% in absolute dollars and 5% on a constant currency basis in the current quarter, primarily on higher volume, partially offset by unfavorable pricing and product mix. Volume increases were primarily in the performance and premium product lines. Segment profit was up $0.7, or 1% as the benefit of higher volume was nearly offset by unfavorable pricing, higher product cost and unfavorable currency impacts.

Razors and Blades

	Quarter ended December 31,
	2005	2004

Net sales	$216.1	$228.2
Segment Profit	$46.6	$39.0

Razors and Blades sales for the quarter decreased $12.1, or 5%, with currencies accounting for $7.3 of the decline. On a constant currency basis, sales declined 2%. Excluding currency impacts, sales for the Quattro franchise this quarter increased 30% over the same quarter last year on incremental sales from Quattro for Women and Quattro Power. However, declines in older technology products more than offset Quattro increases. A portion of the declines were due to unusually heavy promotional activity in the prior year quarter. Sales were also dampened in the current quarter by retail inventory reductions in several key markets and U.S. customers holding inventory down in anticipation of a major competitor product launch in January 2006.

Gross margin for the quarter decreased $6.8 on lower sales. Segment profit for the quarter was up $7.6, as lower gross margin was more than offset by $11.2 of lower A&P, reflecting lower levels of product launch activities, and lower SG&A expense.

We estimate our overall share of the wet shave category in our major markets at 20.7% for the year ending November 2005 versus 21.5% for the year ending November 2004. The prior year period benefited from new product introductions in Europe.

General Corporate and Other Expenses
General corporate and other expenses decreased $2.0 for the quarter primarily on lower incentive and stock-based compensation expense, partially offset by the aforementioned business realignment costs, which are more fully described below.

Business Realignment Costs
The Company continually reviews its battery and razor and blades business models, including its product supply chain, sales, marketing and administrative organizations. In the current quarter, the Company initiated a project to improve its European supply chain and recognized $4.7, pre-tax, of exit costs for legally mandated severance benefits which are recorded in SG&A expense. The full project is expected to involve charges to earnings totaling $24 to $28, with the majority of the project expected to be incurred in fiscal 2006. Annual cost savings of approximately $6 are expected, commencing in fiscal 2007.

Interest Expense and Other Financing Costs
Interest expense increased $5.5 on higher average borrowings, resulting from share repurchases and higher interest rates. Other net financing items were unfavorable $4.6 for the quarter due to exchange losses in the current period compared to exchange gains included in last year’s first quarter.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 31.0% for the current quarter, compared to 32.0% for the same quarter last year. The improved tax rate is due to a variety of small favorable tax attributes.

Financial Condition
At December 31, 2005, working capital was $585.9, compared to $626.4 at September 30, 2005 and $588.9 at December 31, 2004. The decrease in working capital from September 30, 2005 was primarily due to higher short-term borrowings, partially offset by seasonal changes in operating working capital items. Working capital was essentially flat when comparing the current period to December 31, 2004, as higher short-term borrowings were basically offset by increases in current assets and declines in other current liabilities.

Energizer’s total borrowings were $1,557.2 at December 31, 2005, $557.2 of which is tied to variable interest rates (primarily LIBOR). An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $5.6.

A summary of Energizer’s significant contractual obligations is shown below.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,332.0	$15.0	$145.0	$647.0	$525.0

Interest on long-term debt	287.6	52.0	101.8	76.6	57.2

Operating leases	49.9	13.1	17.8	11.8	7.2

Total	$1,669.5	$80.1	$264.6	$735.4	$589.4

Cash flow from operations was $96.2 for the quarter ended December 31, 2005, up $38.2 from the same period a year ago. The primary reason for the increase relates to timing of payments of other current liabilities. Cash used in investing activities includes capital expenditures of $14.3 in the current quarter compared to capital expenditures of $18.4 in the same quarter last year. Cash flow from financing activities includes higher proceeds from short-term borrowings in the current period and the purchase of $191.7 of treasury stock in the current quarter and $93.5 in the prior year quarter. The Company purchased approximately 4.1 million shares of its common stock during the quarter ended December 31, 2005. Share repurchases in fiscal 2006 were financed with available operating cash flow and short-term borrowings. Subsequent to December 31, 2005 through January 25, 2006 an additional 1.4 million shares were purchased, leaving 4.6 million shares remaining on the current authorization. Share repurchases in fiscal 2006 were financed with available operating cash flow and short-term borrowings. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the facility agreement) cannot be greater than 3.5 to 1, and the ratio of its current year EBIT to total interest expense must exceed 3.0 to 1 (as defined by the facility agreement). Energizer’s ratio of total indebtedness to its EBITDA was 2.8 to 1, and the ratio of its EBIT to total interest expense was 7.7 to 1 as of December 31, 2005.

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

Forward-Looking Statements
Statements made in this document that are not historical, particularly statements regarding estimates of battery category growth, retail consumption of Energizer products, total retail category shares of Energizer Battery and SWS, retailer inventory levels, the realization of benefits from the announced battery price increase, expected charges to earnings and annual cost savings associated with the European restructuring project, future repurchases of common stock, Energizer’s compliance with debt covenants, including the covenant with respect to its debt to EBITDA ratio, and its continuing ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Energizer cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer’s actual results for future periods to differ materially from those anticipated or projected. Energizer’s estimates of battery category value growth, retail consumption of its battery products, Energizer and SWS market share, and retailer inventory levels, are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of Energizer’s estimates, or if those retailers elect to further contract their inventory levels. The anticipated benefits of Energizer’s price increase may not be realized if competitive activity mandates additional promotional spending, or if material costs increase at a higher than expected rate.  With respect to the European restructuring project, Energizer is currently engaged in negotiations related to the proposed closing of its Caudebec facility, and the results of those negotiations, as well as unexpected additional restructuring expenses, may lead to higher than anticipated charges to earnings. Similarly, Energizer’s estimate of annual cost savings from the reorganization project may be impacted by a number of factors, including unrealizable efficiencies of scale and unforeseen integration difficulties. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause Energizer’s management to terminate or freeze its stock repurchase program. Energizer’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its annual report on Form 10-K for the year ended September 30, 2005, and its Current Report on Form 8-K dated April 25, 2000.

Item 4. Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of December 31, 2005, the end of the Company’s first fiscal quarter of 2006, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

The Company was served with a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company. The lawsuit alleges that the Company’s new QUATTRO men’s shaving system infringes one of Gillette’s patents with respect to a specific progressive geometric blade configuration, and petitions the court for injunctive relief as well as monetary damages. Gillette filed a motion for a preliminary injunction in the matter, which was denied by the Court in an order issued January 15, 2004. The Court held that Gillette's patent claims were limited to razors with three blades, and so could not cover the four-bladed QUATTRO razor design. Thereafter, Gillette appealed that decision to the U.S. Court of Appeals for the Federal Circuit. In June, 2004, the Company filed a counterclaim against Gillette alleging that Gillette committed fraud against the Patent Office when it obtained its three blade progressive geometry patent and, therefore, that Gillette’s attempts to enforce the patent violate U.S. antitrust laws. In November, 2004, the Company added another counterclaim against Gillette, alleging breach of contract under a 1989 Agreement that gave the Company's predecessor, Warner Lambert, immunity from suit under the patent at issue. On April 29, 2005, the U.S. Court of Appeals for the Federal Circuit vacated the trial court's decision that Gillette's claims cover only three-bladed razors, and remanded the case back to the trial court for further proceedings. Trial on Gillette’s claims is expected in March, 2006, with trial on the Company’s counterclaims thereafter.

On December 19, 2003, Gillette filed suit against the Company’s Wilkinson Sword subsidiary in Germany alleging that QUATTRO infringes Gillette’s European patent which is equivalent to the three-blade progressive geometry patent at issue in the Massachusetts District Court. At a trial on December 2, 2004, the German court hearing the matter held that the patent is limited to razors having three blades, and therefore does not cover the Company's four-bladed QUATTRO razor. Gillette is appealing.

On February 13, 2004, the Company filed a patent infringement suit against Gillette in federal district court in Connecticut. The complaint alleges that Gillette is infringing three Schick patents concerning the connection of the blade cartridge to the razor handle. At the time the suit was filed, these three patents covered Gillette’s Mach3, Mach3 Turbo and Venus product lines. After the filing of the suit, Gillette introduced a new product, Mach 3 Power, and on July 15, 2004, the Company amended its suit, adding an allegation that Mach 3 Power infringes the Schick patents and seeking a preliminary injunction against the sale of Mach 3 Power. In October of 2004, the Company withdrew its motion for preliminary injunction. The Company has now amended the complaint by dropping two of the patents from the suit. The trial on the remaining patent is expected to take place in 2006.

In May, 2004, Gillette filed three suits against Wilkinson Sword in Hamburg, Germany seeking preliminary injunctions. The first suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition shower caddy. The second suit alleges that the sale of the Wilkinson Sword Intuition razor in Germany infringes a Gillette patent covering the Intuition cartridge container. The third suit alleges that the manufacture and sale of the Wilkinson Sword QUATTRO razor in Germany infringes a Gillette patent covering the razor handle. A hearing was held on these three preliminary injunction requests on June 16, 2004 and, when the judge indicated that he was going to deny the injunctions, Gillette withdrew its requests. Gillette filed the same suits against Wilkinson Sword in Düsseldorf, Germany, but did not seek preliminary relief. Two of those suits are in a preliminary stage and may proceed for a protracted period of time. Gillette dismissed the third suit relating to QUATTRO and Gillette's razor handle patent.

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

Item 2—Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended December 31, 2005:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
10/01/05 to 10/31/05	-	$ -	-	10,126,910
11/01/05 to 11/30/05	2,244,070	48.94	2,244,070	7,882,840
12/01/05 to 12/31/05	1,852,300	50.88	1,852,300	6,030,540
Quarter 1 of FY 2006	4,096,370	$ 49.82	4,096,370	6,030,540

(1) On November 1, 2005, the Company announced Board approval of a new authorization for the Company to acquire up to 10 million shares of its common stock. From January 1, 2006 through January 25, 2006, 1.4 million additional shares of common stock were acquired under the August 30 authorization. On November 30, 2005, the Company also entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company. Purchases by the Company during the months of December 2005 and January 2006 were pursuant to the Plan.

Item 4 -- Submission of Matter to a Vote of Security Holders

Energizer held its Annual Meeting of Shareholders on January 23, 2006, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2009, and of approving the material terms, including performance criteria, of the Company’s Executive Officer Bonus Plan and 2000 Incentive Stock Plan.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

	Votes For	Votes Withheld	Abstained
Bill G. Armstrong	55,551,997	2,855,596
J. Patrick Mulcahy	54,733,170	3,674,423
Pamela M. Nicholson	55,467,333	2,940,260
William P. Stiritz	56,029,272	2,378,321

Approval of Material Terms of Executive Officer Bonus Plan and 2000 Incentive Stock Plan	54,438,765	3,581,059	386,669

Item 6—Exhibits

(a) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

10(i) 31(i)	Form of Amended Change of Control Employment Agreement.* Section 302 Certification of Chief Executive Officer.
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

The following exhibit (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 30, 2005

10(i)	Form of 2005 Put/Call Order Specification

The summary of potential relief from previously established performance targets under Energizer’s Annual and Long-Term Bonus Program is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated December 14, 2005*.

*Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

 By:
   Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
Date: January 27, 2006