Form 10-K/A
period 2005-09-30
ENERGIZER HOLDINGS INC
filed 2006-02-15
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2005 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 9, 2005 (Part III of Form 10-K).

Explanatory Note
This Amendment No. 1 on Form 10-K/A amends certain portions of the Annual Report on Form 10-K of Energizer Holdings, Inc. ("Energizer") for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission on December 5, 2005. In response to a comment letter from the Commission's Division of Corporation Finance, we have amended our disclosure under Item 9A. Controls and Procedures to be more responsive to the requirements of Item 308(c) of Regulation S-K, and we have amended the certifications filed as Exhibits 31(i) and 31(ii) to reflect the exact language set forth in Item 601(b)(31) of Regulation S-K.  No other amendments have been made, and this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

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

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2005, the end of the Company’s 2005 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s fourth fiscal quarter of 2005 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: February 15, 2006

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