Form 10-Q/A
period 2005-12-31
ENERGIZER HOLDINGS INC
filed 2006-02-17
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A
(Amendment No. 1)

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

              62,615,041

Explanatory Note
This Amendment No. 1 on Form 10-Q/A amends certain portions of the Quarterly Report on Form 10-Q of Energizer Holdings, Inc. ("Energizer") for the fiscal period ended December 31, 2005 as filed with the Securities and Exchange Commission on January 27, 2006. We have amended our disclosure under Item 4 of Part I, Controls and Procedures, to be more responsive to the requirements of Item 308(c) of Regulation S-K. No other amendments have been made, and this Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.

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

Item 4.  Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of December 31, 2005, the end of the Company’s first fiscal quarter of 2006, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s first fiscal quarter of 2006 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Date: February 17, 2006