Form 10-K/A
period 2005-09-30
ENERGIZER HOLDINGS INC
filed 2006-03-02
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note
This Amendment No. 2 on Form 10-K/A amends certain portions of the Annual Report on Form 10-K of Energizer Holdings, Inc. ("Energizer") for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission on December 5, 2005, and as amended on February 15, 2006. In response to a telephone request from the Commission's Division of Corporation Finance, we have amended the certifications filed as Exhibits 31(i) and 31(ii) to include a statement on responsibility for internal controls as required by Item 601(b)(31) of Regulation S-K, which is highlighted in the attached certificates. No other amendments have been made, and this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

Item 15—Exhibits

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

                ENERGIZER HOLDINGS, INC.

                    By ________________________________
                   Ward M. Klein
                Chief Executive Officer

Date: March 2, 2006

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