Form 10-Q/A
period 2005-12-31
ENERGIZER HOLDINGS INC
filed 2006-03-02
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A
(AMENDMENT NUMBER TWO)

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

             YES:  __  NO: ✓

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 13, 2006:

              62,615,041

Explanatory Note
This Amendment No. 2 on Form 10-Q/A amends certain portions of the Quarterly Report on Form 10-Q of Energizer Holdings, Inc. ("Energizer") for the fiscal period ended December 31, 2005 as filed with the Securities and Exchange Commission on January 27, 2006, and as amended February 17, 2006. In response to a telephone request from the Commission's Division of Corporation Finance, we have amended the certifications filed as Exhibits 31(i) and 31(ii) to include a statement on responsibility for internal controls as required by Item 601(b)(31) of Regulation S-K, which is highlighted in the attached certificates. No other amendments have been made, and this Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.

Item 6—Exhibits

(a)  The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

31(i)	Section 302 Certification of Chief Executive Officer.
31(ii)	Section 302 certification of Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
Registrant

 By:
 Daniel J. Sescleifer
    Executive Vice President and
      Chief Financial Officer
Date: March 2, 2006