Form 10-Q
period 2006-03-31
ENERGIZER HOLDINGS INC
filed 2006-04-26
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

MISSOURI   43-1863181

(State of Incorporation) (I.R.S. Employer Identification No.)

533 MARYVILLE UNIVERSITY DRIVE, ST. LOUIS MISSOURI 63141

(Address of principal executive offices) (Zip Code)

(314) 985-2000

(Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES: X      NO: _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES: X      NO: _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES:  _____          NO: X

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on April 21, 2006:

              61,795,912

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net sales	$629.5	$629.0	$1,511.9	$1,504.9

Cost of products sold	321.7	309.8	772.7	740.3
Selling, general and administrative expense	139.2	142.7	280.8	290.3
Advertising and promotion expense	61.4	74.7	143.0	171.0
Research and development expense	17.5	17.9	33.0	34.4
Interest expense	18.1	12.4	34.6	23.4
Other financing items, net	(0.8)	0.4	0.7	(2.7)

Earnings before income taxes	72.4	71.1	247.1	248.2

Income tax provision	(22.4)	(14.9)	(76.6)	(71.6)

Net earnings	$50.0	$56.2	$170.5	$176.6

Basic earnings per share	$0.81	$0.79	$2.67	$2.46
Diluted earnings per share	$0.78	$0.76	$2.57	$2.37

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$50.0	$56.2	$170.5	$176.6
Other comprehensive income, net of tax
Foreign currency translation adjustments	13.0	(30.3)	6.0	23.7
Minimum pension liability change, net of tax of
$0.1 and $(0.4) for the quarter and six months ended
March 31, 2006, respectively and $(0.1) and $0.1 for the
quarter and six months ended March 31, 2005, respectively	(0.2)	0.4	0.9	(0.4)
Total comprehensive income	$62.8	$26.3	$177.4	$199.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	March 31,	September 30,	March 31,
	2006	2005	2005
Assets

Current assets
Cash and cash equivalents	$82.2	$84.5	$132.7
Trade receivables, less allowance for doubtful
accounts of $12.2, $12.5 and $14.8, respectively	566.8	677.3	556.6
Inventories	511.3	491.0	471.1
Other current assets	213.6	211.2	209.7
Total current assets	1,373.9	1,464.0	1,370.1

Property at cost	1,494.0	1,469.1	1,455.2
Accumulated depreciation	(830.3)	(786.6)	(758.7)
	663.7	682.5	696.5

Goodwill	359.9	358.9	367.2
Intangible assets	303.7	305.1	311.0
Other assets	162.2	163.3	179.6

Total	$2,863.4	$2,973.8	$2,924.4

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$15.0	$15.0	$20.0
Notes payable	176.8	101.2	142.6
Accounts payable	178.8	231.8	161.9
Other current liabilities	446.3	489.6	431.6
Total current liabilities	816.9	837.6	756.1

Long-term debt	1,288.0	1,295.0	1,101.1

Other liabilities	362.7	360.7	354.2

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	937.4	929.6	915.5
Retained earnings	998.1	832.7	737.9
Treasury stock	(1,458.7)	(1,193.9)	(904.2)
Accumulated other comprehensive loss	(82.0)	(88.9)	(37.2)
Total shareholders equity	395.8	480.5	713.0

Total	$2,863.4	$2,973.8	$2,924.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Six Months Ended March 31,
	2006	2005
Cash flow from operations
Net earnings	$170.5	$176.6
Non-cash items included in income	76.1	60.7
Changes in assets and liabilities used in operations	13.1	(72.9)
Other, net	(13.7)	(12.2)
Net cash flow from operations	246.0	152.2

Cash flow from investing activities
Property additions	(36.7)	(40.1)
Proceeds from sale of property	0.3	1.2
Other, net	(1.4)	0.6
Net cash used by investing activities	(37.8)	(38.3)

Cash flow from financing activities
Net cash proceeds from issuance of long-term debt	89.9	298.0
Principal payments on long-term debt (including
current maturities)	(98.1)	(260.0)
Net increase/(decrease) in notes payable	70.1	(22.8)
Common stock purchased	(275.2)	(149.9)
Proceeds from issuance of common stock	4.5	27.6
Restricted cash as collateral for debt	(3.8)	-
Excess tax benefits from share-based payments	1.8	14.8
Net cash used by financing activities	(210.8)	(92.3)

Effect of exchange rate changes on cash	0.3	2.0

Net increase in cash and cash equivalents	(2.3)	23.6

Cash and cash equivalents, beginning of period	84.5	109.1

Cash and cash equivalents, end of period	$82.2	$132.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Dollars in millions, except per share data - Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2005.

Note 1 - Share-based payments
On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the “modified retrospective” method. Accordingly, prior year results have been adjusted to incorporate the effects of SFAS 123R. The impact to the Company’s net earnings is consistent with the pro forma disclosures provided in previous financial statements as found in Note 4. The Consolidated Balance Sheets also reflect the adoption of SFAS 123R. At September 30, 2005, the cumulative impact was $13.5 to total deferred taxes, $45.8 to retained earnings and $73.2 to additional paid-in capital, which also reflects the reclassification of unearned compensation for restricted stock equivalents of $13.9. Cash flow for fiscal years prior to 2006 was adjusted in accordance with SFAS 123R to reflect excess tax benefits as an inflow from financing activities. Impacts to the March 31, 2005 Statement of Cash Flows were as follows:

	Originally Reported	SFAS 123R impact	Adjusted
Cash flow from operations	$167.0	$(14.8)	$152.2
Cash flow from financing activities	(107.1)	14.8	(92.3)

Beginning with new grants in fiscal 2006, the Company used the straight-line method of recognizing compensation cost. In fiscal years prior to 2006, the Company used the accelerated method of recognizing compensation costs for awards with graded vesting. The accelerated method treated traunches of a grant as separate awards, amortizing the compensation costs over each vesting period within a grant.

Total compensation cost charged against income for the Company’s share-based compensation arrangements was $3.8 and $7.9 for the current quarter and six months, respectively, and $3.9 and $6.4 for the same quarter and six months last year, respectively, and was recorded in selling, general and administrative (SG&A) expense. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based compensation arrangements was $1.4 and $2.9 for the current quarter and six months, respectively, and $1.5 and $2.4 for the same quarter and six months last year, respectively. Stock option exercises and restricted stock issuance under the Company’s share-based compensation program are generally issued from treasury shares.

Options
As of March 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $123.0 and $100.9, respectively. The aggregate intrinsic value of stock options exercised for the six months ended March 31, 2006 and 2005 was $8.3 and $53.8, respectively. When valuing new grants, Energizer uses an implied volatility, which reflects the expected volatility for a period equal to the expected life of the option. No new option awards were granted in the current six months.

As of March 31, 2006, there was $6.0 of total unrecognized compensation costs related to stock options granted, which will be recognized over a weighted-average period of approximately one year.

Restricted Stock Equivalents (RSE)
In October 2005, the Board of Directors approved two different grants of RSE. First, a grant to key employees, included approximately 73,000 shares that vest ratably over four years. The second grant for 80,000 shares was awarded to a group of key senior management and consists of two pieces: 1) twenty-five percent of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2008 fiscal year contingent upon the Company’s compound annual growth in earnings per share (CAGR) for the three year period ending on September 30, 2008. If a CAGR of 10% is achieved, an additional twenty-five percent of the grant vests. The remaining fifty percent will vest in its entirety on the third anniversary of the grant date, only if the Company achieves a CAGR at or above 15%, with smaller percentages of that remaining fifty percent vesting if the Company achieves a CAGR between 11% and 15%. The total award expected to vest is amortized over the vesting period.

The following table summarizes RSE activity during the current six months (shares in millions):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested RSE at October 1, 2005	0.5	$36.76
Granted	0.2	52.83
Vested	(0.1)	48.42
Cancelled	-	49.18
Nonvested RSE at March 31, 2006	0.6	$39.99

As of March 31, 2006, there was $14.3 of total unrecognized compensation costs related to RSE granted under the Plan, which will be recognized over a weighted-average period of approximately 2.4 years. The fair value of RSE vested for the six months ended March 31, 2006 and 2005 was $1.7 and $1.9, respectively.

Other Share-Based Compensation
During the quarter ended December 31, 2005, the Board of Directors approved an award for officers of the Company. This award totaled 196,800 share equivalents and has the same features as the restricted stock award granted to senior management discussed above, but will be settled in cash and mandatorily deferred until the individual’s retirement or other termination of employment. The total award expected to vest is amortized over the three year vesting period and the amortized portion is recorded at the closing market price of Energizer stock at each period end.  As of March 31, 2006, there was $8.7 of total unrecognized compensation costs related to this award.  The related liability is reflected in Other Liabilities in the Company’s Consolidated Balance Sheet.

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

Segment sales and profitability for the quarters and six months ended March 31, 2006 and 2005, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005

Net Sales
North America Battery	$218.9	$213.5	$614.7	$599.9
International Battery	196.9	201.2	467.4	462.5
Total Battery	415.8	414.7	1,082.1	1,062.4
Razors and Blades	213.7	214.3	429.8	442.5
Total Net Sales	$629.5	$629.0	$1,511.9	$1,504.9

Profitability
North America Battery	$51.4	$49.0	$166.3	$166.8
International Battery	36.5	41.8	103.2	107.8
R&D Battery	(8.8)	(8.6)	(16.8)	(16.8)
Total Battery	79.1	82.2	252.7	257.8
Razors and Blades	35.8	26.0	82.4	65.0
Total segment profitability	$114.9	$108.2	$335.1	$322.8

General corporate and other expenses	(23.9)	(22.9)	(50.1)	(51.1)
Amortization	(1.3)	(1.4)	(2.6)	(2.8)
Interest and other financial items	(17.3)	(12.8)	(35.3)	(20.7)
Total earnings before income taxes	$72.4	$71.1	$247.1	$248.2

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales by Product Line	2006	2005	2006	2005
Alkaline Batteries	$240.7	$253.4	$683.0	$701.1
Carbon Zinc Batteries	53.2	56.9	125.3	129.2
Other Batteries and Lighting Products	121.9	104.4	273.8	232.1
Razors and Blades	213.7	214.3	429.8	442.5
Total Net Sales	$629.5	$629.0	$1,511.9	$1,504.9

Note 3 - Business realignment
The Company continually reviews its battery and razor and blades business models, including its product supply chain, sales, marketing and administrative organizations. Supply chain cost savings in Europe have been identified and management has obtained Board approval to implement several key changes to the Company’s European distribution and packaging activities, including a project for closing the Company’s battery packaging facility in Caudebec, France and a number of other activities.

In the current six months, the Company recognized $4.7, pre-tax, of exit costs for legally mandated severance benefits which are recorded in SG&A expense. The full project is expected to involve charges to pre-tax earnings totaling $24 to $28. Currently, the majority of the project is anticipated to be complete in fiscal 2006, with the expected completion date in the first quarter of fiscal 2007.

Note 4 - 2005 reconciliation
The tables below reflect the impact on March 2005 results as a result of the Company’s adoption of SFAS 123R and the fully allocated method as described in Notes 1 and 2.

	Quarter ended March 31, 2005				Six months ended March 31, 2005
	As Reported	Fully Allocated Adjustment	FAS 123R	Adjusted	As Reported	Fully Allocated Adjustment	FAS 123R	Adjusted

Profitability
North America Battery	$48.5	0.5	-	$49.0	$165.7	1.1	-	$166.8
International Battery	40.4	1.4	-	41.8	105.1	2.7	-	107.8
R&D Battery	(8.6)	-	-	(8.6)	(16.8)	-	-	(16.8)
Total Battery	80.3	1.9	-	82.2	254.0	3.8	-	257.8
Razors and Blades	28.3	(2.3)	-	26.0	69.7	(4.7)	-	65.0
Total segment profitability	$108.6	(0.4)	-	$108.2	$323.7	(0.9)	-	$322.8

Corporate expense	(21.0)	0.4	(2.3)	(22.9)	(47.7)	0.9	(4.3)	(51.1)
Amortization expense	(1.4)	-	-	(1.4)	(2.8)	-	-	(2.8)
Interest and other financial items	(12.8)	-	-	(12.8)	(20.7)	-	-	(20.7)
Earnings before income taxes	$73.4	-	(2.3)	$71.1	$252.5	-	(4.3)	$248.2

Income tax provision	(15.8)	-	0.9	(14.9)	(73.2)	-	1.6	(71.6)

Net earnings	$57.6	-	(1.4)	$56.2	$179.3	-	(2.7)	$176.6

EPS - Basic	$0.81	-	(0.02)	$0.79	$2.50	-	(0.04)	$2.46
EPS - Diluted	$0.78	-	(0.02)	$0.76	$2.41	-	(0.04)	$2.37

Note 5 - Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2006 and 2005, respectively.

(shares in millions)	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Numerator:
Net earnings for basic and dilutive earnings per share	$50.0	$56.2	$170.5	$176.6

Denominator:
Weighted-average shares for basic earnings per share	61.9	71.2	63.9	71.7

Effect of dilutive securities:
Stock options	1.6	1.9	1.6	1.9
Restricted stock equivalents	0.9	0.8	0.8	0.8
Total dilutive securities	2.5	2.7	2.4	2.7

Weighted-average shares for diluted earnings per share	64.4	73.9	66.3	74.4

Basic earnings per share	$0.81	$0.79	$2.67	$2.46

Diluted earnings per share	$0.78	$0.76	$2.57	$2.37

Note 6 - Goodwill and intangibles
Changes in the carrying amount of goodwill for the period ended March 31, 2006 are as follows:

	North America	International	Razors &
	Battery	Battery	Blades	Total
Balance at October 1, 2005	$24.7	$14.1	$320.1	$358.9
Cumulative translation adjustment	-	(0.3)	1.3	1.0
Balance at March 31, 2006	$24.7	$13.8	$321.4	$359.9

Total amortizable intangible assets other than goodwill at March 31, 2006 are as follows:

	Gross	Accumulated
To be amortized:	Carrying Amount	Amortization	Net
Tradenames	$12.0	$(3.8)	$8.2
Technology and patents	35.2	(10.0)	25.2
Customer-related	8.0	(2.5)	5.5
	$55.2	$(16.3)	$38.9

The carrying amount of indefinite-lived intangible assets is $264.8 at March 31, 2006, an increase of $2.9 from September 30, 2005 and a decrease of $2.9 from March 31, 2005, respectively. Changes in indefinite-lived intangible assets, which are tradenames and pension-related intangibles, are primarily currency related. Estimated amortization expense for amortizable intangible assets is $5.2 for 2006, $5.4 for each year ending September 30, 2007 through 2008 and $5.0 for each year ending September 30, 2009 through 2010.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Service cost	$6.2	$6.4	$12.3	$12.4
Interest cost	9.4	9.8	18.7	18.6
Expected return on plan assets	(12.2)	(12.9)	(24.4)	(24.6)
Amortization of prior service cost	(0.1)	0.1	(0.1)	-
Amortization of unrecognized net loss	1.5	1.0	3.0	1.8
Amortization of transition obligation	-	-	-	0.1
Net periodic benefit cost	$4.8	$4.4	$9.5	$8.3

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.7	0.8	1.4	1.6
Expected return on plan assets	(0.1)	-	(0.1)	(0.1)
Amortization of prior service cost	(0.6)	(0.6)	(1.2)	(1.2)
Net periodic benefit cost	$0.1	$0.3	$0.3	$0.5

For the six months ended March 31, 2006, $4.8 in pension contributions and $0.9 in postretirement contributions have been made by the Company. The Company expects to contribute $10.4 to its pension plans and $3.6 to its other postretirement plans for the fiscal year 2006.

Note 8 - Inventories

	March 31,	September 30,	March 31,
	2006	2005	2005
Inventories
Raw materials and supplies	$68.3	$75.5	$68.6
Work in process	106.6	89.2	95.3
Finished products	336.4	326.3	307.2
Total inventories	$511.3	$491.0	$471.1

Note 9 - Legal matters
On February 2, 2006, the Company entered into a Settlement Agreement with the Gillette Company which resolved all outstanding patent litigation between the companies, including the following litigation which has been previously discussed in the Company’s periodic reports: (i) a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company, and counterclaims in that action filed by the Company in June and November of 2004; (ii) a lawsuit filed by Gillette on December 19, 2003, against the Company’s Wilkinson Sword subsidiary in Germany; (iii) a lawsuit filed by the Company on February 13, 2004 in federal district court in Connecticut; and (iv) three lawsuits filed by Gillette in May, 2004 in Hamburg, Germany, and similar suits filed in Düsseldorf, Germany.

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

Note 10 - Treasury stock
The Company purchased approximately 1.4 million shares of its common stock during the quarter ended March 31, 2006 under its November 1, 2005 authorization from the Board of Directors. The November 2005 authorization approved for the Company to acquire up to 10 million shares of its common stock, of which 4.6 million remained at March 31, 2006. The Company purchased 5.5 million shares for the six months ended March 31, 2006. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended March 31, 2006 were $50.0, or $0.81 per basic share and $0.78 per diluted share compared to $56.2, or $0.79 per basic share and $0.76 per diluted share for the same quarter last year. The prior year quarter includes reductions of $7.6, or $0.10 per diluted share, for prior years' tax accruals and benefits of previously unrecognized tax benefits related to prior years’ foreign losses.

Net earnings for Energizer Holdings, Inc. (the Company) for the six months ended March 31, 2006 were $170.5, or $2.67 per basic share and $2.57 per diluted share compared to $176.6, or $2.46 per basic share and $2.37 per diluted share for the same period last year. The current year results include costs related to a European supply chain restructuring project of $3.1, after taxes, or $0.05 per basic and diluted share. The prior year includes the aforementioned tax adjustments.

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

Net sales were essentially flat for the quarter, as higher North America Battery sales were offset by lower International Battery sales. For the six months, net sales increased $7.0, or 1% as higher battery sales were partially offset by declines in razor and blade sales. On a constant currency basis, sales increased 3% for the quarter and 2% for the six months. See the comments on sales by segment in the Segment Results section below.

Gross profit decreased $11.4, or 4% for the quarter and $25.4, or 3% for the six months. Excluding currency, gross profit was essentially flat for the quarter and down $7.4 for the six months. Gross margin percentage declined 1.8 and 1.9 percentage points for the current quarter and six months, respectively, to 48.9% for each period. For the quarter and six months, the decline in margin percentage was due to declines in the battery segments. Commodity-based costs in the battery segments were unfavorable for the quarter and six months by approximately $8 and $19, respectively. See the comments on gross margin by segment in the Segment Results section below.

Looking forward, U.S. battery price increases should provide favorable comparisons for the second half of the year, however unfavorable package size mix will likely offset at least a portion of pricing benefits. Commodity costs for materials used in our battery segments continue above those of the prior year. We estimate that commodity-based costs in the battery segments will be unfavorable approximately $19 to $21 for the second half of fiscal 2006 versus the same period in 2005.

Selling, general and administrative (SG&A) expense decreased $3.5 in the quarter and $9.5 for the six months, including favorable currency impacts of $4.1 and $6.0, respectively. The six month period also reflects lower general corporate and battery expenses, partially offset by pre-tax charges of $4.7 related to exit costs for our European supply chain. SG&A expense as a percent of sales were 22.1% and 18.6% in the current quarter and six months, compared to 22.7% and 19.3% in the same quarter and six months last year, respectively.

Advertising and promotion (A&P) expense decreased $13.3 and $28.0 in the current quarter and six months, respectively, on lower spending in the Razors and Blades segment and to a lesser extent, in both battery segments. A&P expense as a percent of sales were 9.8% and 9.5% in the current quarter and six months, compared to 11.9% and 11.4% in the same quarter and six months last year, respectively.

Research and development (R&D) expense decreased $0.4 and $1.4 in the current quarter and six months, respectively, with slight declines in the Razors and Blades segment. R&D expense as a percent of sales were 2.8% for the current and prior year quarter, and 2.2% and 2.3% in the current six months and same period last year, respectively.

Currency exchange rates have had an unfavorable impact on both of our businesses in 2006, reducing pre-tax segment profit by approximately $9 in the first half of 2006. At current exchange rates, we estimate currency will be unfavorable to pre-tax profit by $5 to $7 for the second half of the year compared to the same period last year.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 2 to the Condensed Financial Statements for the quarters and six months ended March 31, 2006 and 2005.

North America Battery
	Quarter ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Net sales	$218.9	$213.5	$614.7	$599.9
Segment profit	$51.4	$49.0	$166.3	$166.8

Net sales for the current quarter increased $5.4, or 3% as higher volume and pricing were partially offset by unfavorable product mix. For the quarter, lithium and rechargeable products volume grew in excess of 30%. Energizer Max unit sales decreased 1% for the quarter, reflecting retail inventory reductions slightly in excess of the 7% growth in consumer take away at retail. Pricing for the quarter was favorable, reflecting recent price increases across all Energizer Max package sizes. However, this was partially offset by unfavorable product mix in the quarter due to a continuing shift of sales to larger package sizes, which sell at lower per unit prices. For the six months, sales increased $14.8, or 2%, primarily due to higher volumes, partially offset by the previously discussed unfavorable product mix.

Gross margin decreased $2.8 for the quarter and $9.5 for the six months, as unfavorable product mix and higher material costs, were partially offset by higher sales and production efficiencies.

Segment profit increased $2.4 for the current quarter, as lower SG&A and A&P expenses were partially offset by the lower gross margin. For the six months, segment profit was essentially flat, as lower gross margin was offset by lower SG&A and A&P expenses.

The United States (U.S.) retail battery category is defined as household batteries (alkaline, carbon zinc, lithium and rechargeable) and specialty batteries. The U.S. retail battery category increased by 6% in dollars for the 12 weeks ending March 25, 2006, versus the same period last year. Retail consumption of Energizer’s products increased 11% in dollars for the same period. Our focus on the performance segment, specifically rechargeables and lithium batteries resulted in an increase of approximately 1.5 share points compared to the same period in the prior year, bringing Energizer’s share of the total retail category to approximately 38% for the quarter. After retail inventory reductions in the quarter, we believe our products in the retail pipeline are generally at appropriate levels as of the end of March.

International Battery

	Quarter ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Net sales	$196.9	$201.2	$467.4	$462.5
Segment profit	$36.5	$41.8	$103.2	$107.8

Net sales for International Battery decreased $4.3, or 2%. On a constant currency basis, sales increased 2% in the current quarter as higher volumes were partially offset by unfavorable pricing and product mix, primarily in Europe. Volume increases were in the performance product lines, primarily for rechargeables and chargers. For the six months, sales were up $4.9, or 1% in absolute dollars or 4% on a constant currency basis primarily on higher volume, which was partially offset by unfavorable pricing and product mix. Volume increases were mostly in the performance and premium product lines.

Segment profit for the quarter decreased $5.3, or 1% including unfavorable currency impacts of $4.1. Absent currency impacts, negative pricing was nearly offset by the contribution of higher sales volume and lower A&P expense. Higher material costs of $4.1 were roughly offset by other production efficiencies. For the six months, segment profit was down $4.6, or 4%, as higher sales volume and lower A&P expense was more than offset by unfavorable currency of $5.7 and unfavorable pricing and product mix.

Razors and Blades

	Quarter ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Net sales	$213.7	$214.3	$429.8	$442.5
Segment profit	$35.8	$26.0	$82.4	$65.0

Razors and Blades sales for the quarter were essentially flat and included unfavorable currency of $10.8. On a constant currency basis, sales increased 5% driven by new product introductions, partially offset by declines in older technology product lines. New product launches contributed approximately $30 in sales in the current quarter, with the introduction of Intuition Plus in North America and Japan, Quattro Titanium in Europe, Xtreme 3 Disposable Comfort Plus in North America and Quattro Power and Quattro for Women in several European and Asian markets. The prior year quarter includes the Quattro for Women launch in North America, which contributed approximately $18 in sales. For the six months, sales decreased $12.7, or 3%. On a constant currency basis, sales increased 1% as higher second quarter sales were partially offset by lower first quarter sales.

Gross margin for the quarter was flat, but up 5% on a constant currency basis, which is in line with sales. For the six months, gross margin decreased $6.9 as lower sales and unfavorable currency impacts of $11.1 were partially offset by lower sales.

Segment profit for the quarter and six months increased $9.8 and $17.4, respectively, due to lower A&P, as much of the product launch support has not yet occurred, and for the six month period, favorable product cost contributed to the increase.

We estimate our overall share of the wet shave category in our major markets at 20.6% for the year ending February 2006, down slightly from 21.5% for the year ending February 2005. This decrease was due to lower share of razor handles versus last year. Share of replacement blade sales for the same period was essentially flat.

Due to the seasonality of the wet shave category and product launch cycles, advertising and promotion expense in the Razors and Blades segment tends to be greater in the second half of the fiscal year versus the first half. Given the number of products launched in the current quarter, this shift will be more significant in the latter part of fiscal 2006 than 2005.

General Corporate and Other Expenses
General corporate and other expenses increased $1.0 for the quarter primarily due to business realignment costs and higher pension costs, partially offset by lower administrative costs. For the six month period, corporate costs decreased $1.0, as higher business realignment costs and pension costs were offset by lower incentive and stock based compensation expense and lower administrative costs.

Business Realignment Costs
The Company continually reviews its battery and razor and blades business models, including its product supply chain, sales, marketing and administrative organizations. In the first quarter, the Company initiated a project to improve its European supply chain. Exit costs associated with these actions were $4.7 in the current six months and represent legally mandated severance benefits, which are recorded in SG&A expense.

The full project is expected to involve charges to pre-tax earnings of $24 to $28, with the majority of the project expected to be incurred in fiscal 2006. Annual cost savings of approximately $6 are expected, commencing in fiscal 2007.

Additional actions are being studied to improve our business model and such actions may result in charges to earnings in future quarters.

Interest Expense and Other Financing Costs
Interest expense increased $5.7 and $11.2 for the quarter and six months, respectively, on higher average borrowings, resulting from share repurchases, and higher interest rates. Other net financing items were favorable $1.2 for the quarter primarily due to exchange losses in the prior year quarter. For the six months, other net financing items were unfavorable $3.4 primarily due to exchange losses in the current period compared to exchange gains in the same period in the prior year.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 31.0% for the current quarter and six months, compared to 21.1% and 28.9% for the same quarter and six month period last year. The prior year quarter includes reductions of $7.6 for prior year tax accruals and previously unrecognized tax benefits related to prior years’ foreign losses. Excluding this item, the rate for the prior year quarter and six months was 31.6% and 31.9%, respectively. The improved tax rate is due to a variety of small favorable tax attributes.

Financial Condition
At March 31, 2006, working capital was $557.0, compared to $626.4 at September 30, 2005 and $614.0 at March 31, 2005. The decrease in working capital from September 30, 2005 was primarily due to higher short-term borrowings, partially offset by seasonal reductions in operating working capital items, including receivables, accounts payable and other current liabilities. Working capital decreased when comparing the current period to March 31, 2005, as higher short-term borrowings, accounts payable and other current liabilities and lower cash were partially offset by increases in inventories and trade receivables.

Energizer’s total debt was $1,479.8 at March 31, 2006, $479.8 of which is tied to variable interest rates (primarily LIBOR). An increase in the applicable short-term rates of one full percentage point would increase annualized financing costs by $4.8.

A summary of Energizer’s significant contractual obligations is shown below.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,303.0	$15.0	$145.0	$618.0	$525.0

Interest on long-term debt	282.7	58.8	100.2	71.4	52.3

Operating leases	46.4	12.2	16.9	11.2	6.1

Total	$1,632.1	$86.0	$262.1	$700.6	$583.4

Cash flow from operations was $246.0 for the six months ended March 31, 2006, up $93.8 from the same period a year ago. The primary reason for the increase relates to unusually high payments of other current liabilities last year. Cash used in investing activities includes capital expenditures of $36.7 in the current six months compared to capital expenditures of $40.1 in the same period last year. Cash flow from financing activities includes higher proceeds from short-term borrowings in the current period and the purchase of $275.2 of treasury stock in the current six month period and $149.9 in the same period in the prior year. The Company purchased approximately 5.5 million shares of its common stock during the six months ended March 31, 2006. There are 4.6 million shares remaining on the current authorization. Share repurchases in fiscal 2006 were financed with available operating cash flow and short-term borrowings. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the most restrictive facility agreement) cannot be greater than 3.5 to 1, and the ratio of its current year EBIT to total interest expense must exceed 3.0 to 1 (as defined by the facility agreement). Energizer’s ratio of total indebtedness to its EBITDA was 2.6 to 1, and the ratio of its EBIT to total interest expense was 7.1 to 1 as of March 31, 2006.

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
Forward-Looking Statements
Statements made in this document that are not historical, particularly statements regarding the impact of the Company’s battery price increase and unfavorable package size mix on comparisons in the second half of the year as well as the impact of increases of commodity costs on results for that period, the unfavorable impact of currency exchange rates on results for the second half of the year, growth in the retail battery category, retail consumption of Energizer’s battery products, Energizer’s share of the retail battery category, and the Company’s share of the wet shave category in primary markets, the level of Energizer products in the retail pipeline, planned advertising and promotion expenses for the Company’s razors and blades business for the second half of fiscal 2006, expected charges to earnings and annual cost savings associated with the European restructuring project, Energizer’s effective tax rate, future repurchases of common stock, and the Company’s continuing ability to meet liquidity requirements and borrowing covenants, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Competitive promotional activity, or pricing or promotional demands from retailer customers, could limit the effectiveness of battery price increases during the second half of the fiscal year, while, on the other hand, manufacturing efficiencies and efforts to further reduce costs could have a favorable impact on the Company’s production costs throughout that period. On the other hand, the impact of commodity cost increases could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control. Global economic conditions and fluctuations in currency exchange rates could significantly impact current exchange rates, resulting in a greater or lesser impact on Company results for the remainder of the year than is currently anticipated. Energizer’s estimates of battery category value trends, retail consumption of its battery products on a volume basis, battery and razor and blades market share, and retailer inventory levels are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. With respect to the European restructuring project, Energizer is currently engaged in negotiations related to the proposed closing of its Caudebec facility, and the results of those negotiations, as well as unexpected additional restructuring expenses, may lead to higher than anticipated charges to earnings. Similarly, Energizer’s estimate of annual cost savings from the reorganization project may be impacted by a number of factors, including unrealizable efficiencies of scale and unforeseen integration difficulties. Energizer’s effective tax rate for the year could be impacted by legislative or regulatory changes by federal, state and local, and foreign, taxing authorities, as well as by the profitability or losses of Energizer’s various subsidiary operations in both high-tax and low-tax countries. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause the management of the Company to terminate or freeze its stock repurchase program. Unforeseen fluctuations in levels of the Company’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its annual report on Form 10-K for the year ended September 30, 2005, its quarterly report on Form 10-Q for the quarter ended December 31, 2005, and its Current Report on Form 8-K dated April 25, 2000.

Item 4. Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of March 31, 2006, the end of the Company’s second fiscal quarter of 2006, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s second fiscal quarter of 2006 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

On February 2, 2006, the Company entered into a Settlement Agreement with the Gillette Company which resolved all outstanding patent litigation between the companies, including the following litigation which has been previously discussed in the Company’s periodic reports: (i) a lawsuit filed on August 12, 2003 in the U.S. District Court for the District of Massachusetts in Boston, Massachusetts by the Gillette Company, and counterclaims in that action filed by the Company in June and November of 2004; (ii) a lawsuit filed by Gillette on December 19, 2003, against the Company’s Wilkinson Sword subsidiary in Germany; (iii) a lawsuit filed by the Company on February 13, 2004 in federal district court in Connecticut; and (iv) three lawsuits filed by Gillette in May, 2004 in Hamburg, Germany, and similar suits filed in Düsseldorf, Germany.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended March 31, 2006

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
1/1/06 to 1/31/06	1,410,000	$ 50.44	1,410,000	4,620,540
2/1/06 to 2/28/06	-	-	-	4,620,540
3/1/06 to 3/31/06	-	-	-	4,620,540
Quarter 2 of FY 2006	1,410,000	$ 50.44	1,410,000	4,620,540

(1) On November 1, 2005, the Company announced Board approval of a new authorization for the Company to acquire up to 10 million shares of its common stock. Subsequent to March 31, 2006, no additional shares of common stock were acquired under the November 1 authorization. On February 28, 2006, the Company also entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

Energizer held its Annual Meeting of Shareholders on January 23, 2006, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2009, and of approving the material terms, including performance criteria, of the Company’s Executive Officer Bonus Plan and 2000 Incentive Stock Plan. The results of that meeting were disclosed in the Company’s Quarterly Report on Form 10Q for the quarter ended December 31, 2005.

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
Date: April 25, 2006