Form 10-Q
period 2006-06-30
ENERGIZER HOLDINGS INC
filed 2006-07-27
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

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

                  YES_____    NO: X

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 21, 2006:

               57,382,140

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net sales	$734.9	$691.2	$2,246.8	$2,196.1

Cost of products sold	377.5	352.0	1,150.2	1,092.3
Selling, general and administrative expense	152.0	140.8	432.8	431.1
Advertising and promotion expense	100.9	101.3	243.9	272.3
Research and development expense	21.7	17.0	54.7	51.4
Interest expense	19.8	13.5	54.4	36.9
Other financing items, net	1.1	(2.6)	1.8	(5.3)

Earnings before income taxes	61.9	69.2	309.0	317.4

Income tax provision	(10.6)	(16.9)	(87.2)	(88.5)

Net earnings	$51.3	$52.3	$221.8	$228.9

Basic earnings per share	$0.86	$0.74	$3.55	$3.20
Diluted earnings per share	$0.83	$0.71	$3.44	$3.09

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$51.3	$52.3	$221.8	$228.9
Other comprehensive income, net of tax
Foreign currency translation adjustments	18.8	(35.5)	24.8	(11.8)
Minimum pension liability change, net of tax of
$0.4 and $0 for the quarter and nine
months ended June 30, 2006, respectively
and $(0.1) and $0 for the quarter and nine
months ended June 30, 2005, respectively	(1.0)	0.4	(0.1)	-
Total comprehensive income	$69.1	$17.2	$246.5	$217.1

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	June 30,	September 30,	June 30,
	2006	2005	2005
Assets

Current assets
Cash and cash equivalents	$66.0	$84.5	$175.6
Trade receivables, less allowance for doubtful
accounts of $12.3, $12.5 and $14.4, respectively	639.2	677.3	572.6
Inventories	539.9	491.0	502.5
Other current assets	224.9	211.2	211.4
Total current assets	1,470.0	1,464.0	1,462.1

Property at cost	1,522.0	1,469.1	1,448.4
Accumulated depreciation	(857.3)	(786.6)	(770.0)
	664.7	682.5	678.4

Goodwill	363.5	358.9	359.1
Intangible assets	306.4	305.1	303.4
Other assets	162.0	163.3	175.7

Total	$2,966.6	$2,973.8	$2,978.7

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$10.0	$15.0	$35.0
Notes payable	146.1	101.2	192.5
Accounts payable	184.6	231.8	184.8
Other current liabilities	471.0	489.6	437.5
Total current liabilities	811.7	837.6	849.8

Long-term debt	1,550.0	1,295.0	1,082.0

Other liabilities	377.6	360.7	357.0

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	938.2	929.6	924.2
Retained earnings	1,046.3	832.7	783.4
Treasury stock	(1,694.0)	(1,193.9)	(946.4)
Accumulated other comprehensive loss	(64.2)	(88.9)	(72.3)
Total shareholders equity	227.3	480.5	689.9

Total	$2,966.6	$2,973.8	$2,978.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flow from operations
Net earnings	$221.8	$228.9
Non-cash items included in income	113.4	88.0
Changes in assets and liabilities used in operations	(55.8)	(87.9)
Other, net	(14.9)	(9.1)
Net cash flow from operations	264.5	219.9

Cash flow from investing activities
Property additions	(59.5)	(64.9)
Proceeds from sale of property	0.3	4.5
Other, net	(1.5)	0.3
Net cash used by investing activities	(60.7)	(60.1)

Cash flow from financing activities
Cash proceeds from issuance of debt with original maturities of 90 days or greater	-	297.9
Cash payments on debt with original maturities of 90 days or greater	(15.0)	(10.0)
Net increase/(decrease) in debt with maturities of less than 90 days	300.5	(225.3)
Common stock purchased	(518.9)	(207.8)
Proceeds from issuance of common stock	8.6	36.2
Restricted cash as collateral for debt	(3.8)	(1.2)
Excess tax benefits from share-based payments	2.9	19.1
Net cash used by financing activities	(225.7)	(91.1)

Effect of exchange rate changes on cash	3.4	(2.2)

Net increase in cash and cash equivalents	(18.5)	66.5

Cash and cash equivalents, beginning of period	84.5	109.1

Cash and cash equivalents, end of period	$66.0	$175.6

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2006
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

Note 1 - Share-based payments
On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the “modified retrospective” method. Accordingly, prior year results have been adjusted to incorporate the effects of SFAS 123R. The impact to the Company’s net earnings is consistent with the pro forma disclosures provided in previous financial statements as found in Note 4. The Consolidated Balance Sheets also reflect the adoption of SFAS 123R. At September 30, 2005, the cumulative impact was $13.5 to total deferred taxes, $45.8 to retained earnings and $73.2 to additional paid-in capital, which also reflects the reclassification of unearned compensation for restricted stock equivalents of $13.9. Cash flow for fiscal years prior to 2006 was adjusted in accordance with SFAS 123R to reflect excess tax benefits as an inflow from financing activities. Impacts to the June 30, 2005 Statement of Cash Flows were as follows:

	Originally Reported	SFAS 123R impact	Adjusted
Cash flow from operations	$ 239.0	$ (19.1)	$ 219.9
Cash flow from financing activities	(110.2)	19.1	(91.1)

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

Total compensation cost charged against income for the Company’s share-based compensation arrangements was $3.9 for both of the quarters ended June 30, 2006 and 2005, and $11.8 and $10.3 for the nine months ended June 30, 2006 and 2005, respectively and was recorded in selling, general and administrative (SG&A) expense. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based compensation arrangements was $1.5 and $1.4 for the quarters ended June 30, 2006 and 2005, respectively, and $4.4 and $3.8 for the nine months ended June 30, 2006 and 2005, respectively. Stock option exercises and restricted stock issuance under the Company’s share-based compensation program are generally issued from treasury shares.

Options
As of June 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $142.3 and $107.9, respectively. The aggregate intrinsic value of stock options exercised for the nine months ended June 30, 2006 and 2005 was $13.6 and $71.7, respectively. When valuing new grants, Energizer uses an implied volatility, which reflects the expected volatility for a period equal to the expected life of the option. No new option awards were granted in the current nine months.

As of June 30, 2006, there was $4.8 of total unrecognized compensation costs related to stock options granted, which will be recognized over a weighted-average period of approximately eight months.

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

The following table summarizes RSE activity during the current nine months (shares in millions):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested RSE at October 1, 2005	0.5	$36.76
Granted	0.2	52.81
Vested	(0.2)	33.35
Cancelled	-	49.18
Nonvested RSE at June 30, 2006	0.5	$42.19

As of June 30, 2006, there was $12.8 of total unrecognized compensation costs related to RSE granted under the Plan, which will be recognized over a weighted-average period of approximately 3.0 years. The fair value of RSE vested for the nine months ended June 30, 2006 and 2005 was $6.9 and $1.9, respectively.

Other Share-Based Compensation
During the quarter ended December 31, 2005, the Board of Directors approved an award for officers of the Company. This award totaled 196,800 share equivalents and has the same features as the restricted stock award granted to senior management discussed above, but will be settled in cash and mandatorily deferred until the individual’s retirement or other termination of employment. The total award expected to vest is amortized over the three year vesting period and the amortized portion is recorded at the closing market price of Energizer stock at each period end. As of June 30, 2006, there was $8.6 of total unrecognized compensation costs related to this award. The related liability is reflected in Other Liabilities in the Company’s Consolidated Balance Sheet.

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

Segment sales and profitability for the quarter and nine months ended June 30, 2006 and 2005, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005

Net Sales
North America Battery	$275.7	$252.7	$890.4	$852.6
International Battery	214.2	204.8	681.6	667.3
Total Battery	489.9	457.5	1,572.0	1,519.9
Razors and Blades	245.0	233.7	674.8	676.2
Total Net Sales	$734.9	$691.2	$2,246.8	$2,196.1

Profitability
North America Battery	$61.4	$57.0	$227.7	$223.8
International Battery	37.3	38.4	140.5	146.2
R&D Battery	(9.1)	(8.4)	(25.9)	(25.2)
Total Battery	89.6	87.0	342.3	344.8
Razors and Blades	28.4	17.9	110.8	82.9
Total segment profitability	$118.0	$104.9	$453.1	$427.7

General corporate and other expenses	(33.8)	(23.6)	(83.9)	(74.7)
Amortization	(1.4)	(1.2)	(4.0)	(4.0)
Interest and other financial items	(20.9)	(10.9)	(56.2)	(31.6)
Total earnings before income taxes	$61.9	$69.2	$309.0	$317.4

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales by Product Line	2006	2005	2006	2005
Alkaline Batteries	$299.5	$284.1	$982.5	$985.2
Carbon Zinc Batteries	56.9	60.2	182.2	189.4
Other Batteries and Lighting Products	133.5	113.2	407.3	345.3
Razors and Blades	245.0	233.7	674.8	676.2
Total Net Sales	$734.9	$691.2	$2,246.8	$2,196.1

Note 3 - Business realignment
The Company continually reviews its battery and razor and blades business models to identify potential improvements and cost savings. A project commenced in 2006 to improve effectiveness and lower costs of European packaging, warehouse and distribution activities, including the closing of the Company's battery packaging facility in Caudebec, France as well as consolidation of warehouse and distribution activities. The total project is expected to involve charges to pre-tax earnings of $24 to $26, most of which will be incurred in fiscal 2006. Total charges related to the project were $12.3 and $17.0 in the quarter and nine months ended June 30, 2006, respectively. These include exit costs of $10.5 and $15.2 in the quarter and nine months ended June 30, 2006, respectively. These exit costs are reflected in SG&A expense and represent employee severance, contract terminations and other exit costs, as well as $1.8 for other costs associated with the project for the same periods. The following table reconciles the liability balances related to this project at June 30, 2006:

2006	Total Severance	Contract Terminations	Other Exit Costs	Total Exit Costs
Provision	12.1	1.3	1.8	15.2
(Reversal)	-	-	-	-
Activity	-	-	(0.1)	(0.1)
Ending Balance	12.1	1.3	1.7	15.1

Note 4 - 2005 reconciliation
The tables below reflect the impact on June 2005 results as a result of the Company’s adoption of SFAS 123R and the fully allocated method as described in Notes 1 and 2.

	Quarter ended June 30, 2005				Nine months ended June 30, 2005
	Originally Reported	Fully Allocated Adjustment	FAS 123R	Current Presentation	Originally Reported	Fully Allocated Adjustment	FAS 123R	Current Presentation

Profitability
North America Battery	$57.3	(0.3)	-	$57.0	$223.0	0.8	-	$223.8
International Battery	37.1	1.3	-	38.4	142.2	4.0	-	146.2
R&D Battery	(8.4)	-	-	(8.4)	(25.2)	-	-	(25.2)
Total Battery	86.0	1.0	-	87.0	340.0	4.8	-	344.8
Razors and Blades	20.4	(2.5)	-	17.9	90.1	(7.2)	-	82.9
Total segment profitability	$106.4	(1.5)	-	$104.9	$430.1	(2.4)	-	$427.7

Corporate expense	(22.7)	1.5	(2.4)	(23.6)	(70.4)	2.4	(6.7)	(74.7)
Amortization expense	(1.2)	-	-	(1.2)	(4.0)	-	-	(4.0)
Interest and other financial items	(10.9)	-	-	(10.9)	(31.6)	-	-	(31.6)
Earnings before income taxes	$71.6	-	(2.4)	$69.2	$324.1	0.0	(6.7)	$317.4

Income tax provision	(17.8)	-	0.9	(16.9)	(91.0)	-	2.5	(88.5)

Net earnings	$53.8	-	(1.5)	$52.3	$233.1	0.0	(4.2)	$228.9

EPS - Basic	$0.76	-	(0.02)	$0.74	$3.26	-	$0.06	$3.20
EPS - Diluted	$0.73	-	(0.02)	$0.71	$3.15	-	$0.06	$3.09

Note 5 - Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2006 and 2005, respectively.

(shares in millions)	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Net earnings for basic and dilutive earnings per share	$51.3	$52.3	$221.8	$228.9

Denominator:
Weighted-average shares for basic earnings per share	59.9	71.1	62.5	71.5

Effect of dilutive securities:
Stock options	1.6	1.9	1.6	1.8
Restricted stock equivalents	0.5	0.8	0.4	0.8
Total dilutive securities	2.1	2.7	2.0	2.6

Weighted-average shares for diluted earnings per share	62.0	73.8	64.5	74.1

Basic earnings per share	$0.86	$0.74	$3.55	$3.20

Diluted earnings per share	$0.83	$0.71	$3.44	$3.09

Note 6 - Goodwill and intangibles
Changes in the carrying amount of goodwill for the period ended June 30, 2006 are as follows:

	North America	International	Razors &
	Battery	Battery	Blades	Total
Balance at October 1, 2005	$24.7	$14.1	$320.1	$358.9
Cumulative translation adjustment	-	-	4.6	4.6
Balance at June 30, 2006	$24.7	$14.1	$324.7	$363.5

Total amortizable intangible assets other than goodwill at June 30, 2006 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.2	$(4.2)	$8.0
Technology and patents	35.5	(10.9)	24.6
Customer-related	8.2	(2.9)	5.3
	55.9	(18.0)	37.9

The carrying amount of indefinite-lived intangible assets is $268.5 at June 30, 2006, an increase of $6.6 from September 30, 2005 and an increase of $6.2 from June 30, 2005, respectively. Changes in indefinite-lived intangible assets, which are tradenames and pension-related intangibles, are all currency related. Estimated amortization expense for amortizable intangible assets is $5.2 for 2006, $5.4 for each year ending September 30, 2007 through 2008 and $5.0 for each year ending September 30, 2009 through 2010.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Service cost	$6.2	$6.2	$18.5	$18.6
Interest cost	9.4	9.4	28.1	28.0
Expected return on plan assets	(12.4)	(12.2)	(36.8)	(36.8)
Amortization of prior service cost	0.1	-	-	-
Amortization of unrecognized net loss	1.5	0.9	4.5	2.7
Amortization of transition obligation	0.1	-	0.1	0.1
Early retirement enhancement	-	0.7	-	0.7
Net periodic benefit cost	$4.9	$5.0	$14.4	$13.3

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Service cost	$0.1	$-	$0.3	$0.2
Interest cost	0.7	0.8	2.1	2.4
Expected return on plan assets	-	-	(0.1)	(0.1)
Amortization of prior service cost	(0.6)	(0.6)	(1.8)	(1.8)
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.7

For the nine months ended June 30, 2006, $7.3 in pension contributions and $1.7 in postretirement contributions have been made by the Company. The Company expects to contribute $10.7 to its pension plans and $3.7 to its other postretirement plans for the fiscal year 2006.

Note 8 - Inventories

	June 30,	September 30,	June 30,
	2006	2005	2005
Inventories
Raw materials and supplies	$72.8	$75.5	$76.4
Work in process	126.5	89.2	104.9
Finished products	340.6	326.3	321.2
Total inventories	$539.9	$491.0	$502.5

Note 9 - Legal matters
The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to Energizer’s financial position, taking into account established accruals for estimated liabilities.

Note 10 - Treasury stock
The Company purchased approximately 4.6 million and 10.1 million shares of its common stock during the quarter and nine months ended June 30, 2006, respectively, completing its November 1, 2005 authorization from the Board of Directors. In July 2006, the Board authorized the Company to acquire up to an additional 10 million shares of its common stock. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 11 - Presentation of financing activities in Statement of Cash Flows
Prior to the current quarter, certain borrowings and repayments under revolving lines of credit were presented separately in the financing section of Energizer's Consolidated Statement of Cash Flows (gross basis). For debt instruments with original maturities of less than 90 days, SFAS No. 95, “Statement of Cash Flows”, permits borrowings and repayments to be netted for presentation in the Consolidated Statement of Cash Flows. For the quarter ended June 30, 2006, Energizer began presenting all borrowings with original maturities of less than 90 days, including those under the aforementioned revolving lines of credit, on a net basis and only borrowings with maturities of 90 days or greater will be presented on a gross basis. Prior year amounts have been changed to conform to the current presentation.

Note 12 - Subsequent event
In July 2006, Energizer completed a new $500 long-term financing agreement. Maturities on the new debt are as follows: $80 in 2009 and $140 each in 2011, 2014 and 2016 with fixed rates ranging from 5.99% to 6.24%.  Approximately $420 of the proceeds from these notes were used to pay down debt resulting from recent share repurchases with the remaining proceeds being held for general corporate purposes. The new borrowings contain customary affirmative and negative covenants which are no more restrictive than those of other debt currently outstanding.

Note 13 - Recently issued accounting pronouncement
On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the treatment of uncertain income tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements. FIN 48 is effective for the Company on October 1, 2007. The Company has not completed assessing the impact that FIN 48 will have on the Consolidated Financial Statements.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and
Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended June 30, 2006 were $51.3, or $0.86 per basic share and $0.83 per diluted share compared to $52.3, or $0.74 per basic share and $0.71 per diluted share for the same quarter last year. The current quarter includes costs related to a European supply chain restructuring project of $7.9, after taxes, or $0.13 per diluted share, offset by favorable adjustments to prior years’ tax accruals of $8.6, or $0.14 per diluted share. The prior year quarter includes $13.4, or $0.18 per diluted share, of previously unrecognized tax benefits related to prior years’ foreign losses and adjustments to prior year tax accruals partially offset by a tax provision of $9.0, or $0.12 per diluted share, related to repatriation of foreign earnings under provisions of the American Jobs Creation Act.

Net earnings for Energizer Holdings, Inc. for the nine months ended June 30, 2006 were $221.8, or $3.55 per basic share and $3.44 per diluted share compared to $228.9, or $3.20 per basic share and $3.09 per diluted share for the same period last year. The current year results include costs related to the aforementioned European supply chain restructuring project of $11.0, after taxes, or $0.17 per diluted share and aforementioned tax benefits of $8.6 or $0.13 per diluted share. The prior nine month period includes $21.0 of previously unrecognized tax benefits related to prior years' foreign losses and reductions to prior year tax accruals, as well as the aforementioned provision for foreign earnings repatriation. The net impact of these tax items is an increase in prior year nine month net earnings of $12.0, or $0.16 per diluted share.

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

Net sales increased $43.7, or 6% in the current quarter on higher sales in all three segments and with minimal aggregate impact of foreign currency translation. For the nine months, net sales increased $50.7, or 2% on higher battery sales. On a constant currency basis, sales increased 4% for the nine months, with increases in all segments. See the comments on sales by segment in the Segment Results section below.

Gross profit increased $18.2, or 5% for the quarter on increases in the Razor and Blades and North America Battery segments. For the nine months, gross profit decreased $7.2, including $21.3 of unfavorable currency impacts. Excluding currency, gross profit increased $14.1, or 1% on an increase in the Razor and Blades segment. Gross margin percentage declined .5 percentage points to 48.6% in the current quarter and 1.5 percentage points to 48.8% for the nine months compared to the same periods last year. The margin percentage decline in the current quarter is attributable to unfavorable pricing and product mix and higher product costs in the International Battery segment. The nine month rate declined for the same reasons as the quarter as well as unfavorable currency impacts and declines in the North America battery percentage. Material and distribution costs in the battery segments were unfavorable for the quarter and nine months by approximately $5 and $21, respectively. See the comments on gross margin by segment in the Segment Results section below.

Looking forward, U.S. battery price increases already in place should provide favorable pricing comparisons for the next two quarters, however unfavorable package size mix will likely offset a portion of pricing benefits. Commodity based material and distribution costs affecting our battery segments have continued to increase during 2006. We estimate product cost rate will be unfavorable approximately $15 in the last quarter of fiscal 2006, compared to the same quarter last year.

Selling, general and administrative (SG&A) expense increased $11.2 in the quarter primarily due to the aforementioned European supply chain restructuring. For the nine months, SG&A expense increased $1.7 in absolute dollars and $8.2 on a constant currency basis. The increase reflects expenses associated with the European supply chain project, partially offset by declines in other corporate expenses. SG&A expense as a percent of sales were 20.7% and 19.3% in the current quarter and nine months, compared to 20.4% and 19.6% in the same quarter and nine months last year, respectively.

Advertising and promotion (A&P) expense was flat for the quarter and decreased $28.4 in the nine months, primarily due to lower spending in the Razors and Blades segment in the first six months. A&P expense as a percent of sales were 13.7% and 10.9% in the current quarter and nine months, compared to 14.7% and 12.4% in the same quarter and nine months last year, respectively.

Research and development (R&D) expense increased $4.7 and $3.3 in the current quarter and nine months, respectively, primarily on higher spending in the Razors and Blades segment. R&D expense as a percent of sales were 3.0% and 2.5% for the current and prior year quarter, respectively, and 2.4% and 2.3% in the current nine months and same period last year.

Currency exchange rates have had an unfavorable impact on both of our businesses in 2006, reducing pre-tax segment profit by approximately $1.6 for the current quarter and $10.6 in the first nine months of 2006. At current exchange rates, we estimate currency will have a minimal impact in the last quarter of fiscal 2006 compared to the same period last year.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 2 to the Condensed Financial Statements for the quarters and nine months ended June 30, 2006 and 2005.

North America Battery
	Quarter ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Net sales	$275.7	$252.7	$890.4	$852.6
Segment profit	$61.4	$57.0	$227.7	$223.8

Net sales for the current quarter increased $23.0, or 9% as higher volume and pricing were partially offset by unfavorable product mix. For the quarter, lithium and rechargeable products volume grew in excess of 30% while Energizer Max unit sales increased 3%. Pricing increases contributed approximately $10.0 in the current quarter but were partially offset by unfavorable product mix due to a continuing shift of sales to larger package sizes, which sell at lower per unit prices. For the nine months, sales increased $37.8, or 4%, primarily due to higher volumes, partially offset by the previously discussed unfavorable product mix.

Gross margin increased $10.0 for the quarter on higher sales, partially offset by higher product costs. Material and distribution costs were $3.2 higher in the quarter compared to the same quarter last year. For the nine months, gross margin dollars were virtually flat as margin from higher volume was fully offset by the impact of unfavorable product mix and higher product cost. Material and distribution costs increased $11.5 compared to the same period last year.

Segment profit increased $4.4 for the current quarter, as higher gross margin was partially offset by higher A&P and SG&A expenses. For the nine months, segment profit was up $3.9 on lower selling and A&P expense.

The U.S. retail battery category is defined as household batteries (alkaline, carbon zinc, lithium and rechargeable) and specialty batteries. The U.S. retail battery category increased by 6% in dollars for the 12 weeks ending June 17, compared to the same period last year. Retail consumption of Energizer’s products increased 10% in dollars for the same period. Our focus on the performance segment, specifically rechargeables and lithium batteries resulted in an increase of approximately one share point compared to the same period in the prior year, bringing Energizer’s share of the total retail category to approximately 37% for the quarter. We believe our products in the retail pipeline were generally in line with normal seasonal levels.

International Battery

	Quarter ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Net sales	$214.2	$204.8	$681.6	$667.3
Segment profit	$37.3	$38.4	$140.5	$146.2

Net sales for International Battery for the quarter increased $9.4, or 5% in absolute dollars and 6% on a constant currency basis. For the nine months, sales were up $14.3, or 2%, including $15.8 of unfavorable currency impacts.  On a constant currency basis, sales increased 5% for the nine months.  Increases in both periods reflect higher volumes partially offset by unfavorable pricing and product mix, primarily in Europe. Volume increases were primarily in the rechargeable and lithium product lines.

Gross margin in the quarter decreased $1.2, or 1% in spite of higher sales volume due to unfavorable pricing and product mix and higher product cost. Segment profit declined $1.1 or 3% as higher SG&A and product cost was partially offset by lower A&P expense. For the nine months, gross margin decreased $9.8 in absolute dollars, with currency accounting for $10.7 of the decline. On a constant currency basis, the benefit of higher sales volume was nearly offset by unfavorable pricing and product mix and higher product cost. Segment profit for the nine months declined $5.7 in absolute dollars, but increased to $0.9 on a constant currency basis due to lower A&P nearly offset by higher SG&A expense.

Razors and Blades

	Quarter ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Net sales	$245.0	$233.7	$674.8	$676.2
Segment profit	$28.4	$17.9	$110.8	$82.9

Razor and blade sales for the quarter increased $11.3, or 5%, but increased 6% on a constant currency basis. For the nine months, sales were flat in absolute dollars, but increased 3% excluding unfavorable currency impacts. The increases in both periods reflect incremental sales of newly launched products, partially offset by declines in older technology products. Major product launches since the third quarter of 2005 include Quattro Titanium, Quattro Power, and Intuition Plus. In addition, Quattro for Women has been launched in several countries outside of North America.

Segment profit for the quarter increased $10.5 on higher sales and favorable product costs, partially offset by higher R&D expense.  For the nine months, segment profit increased $27.9 in absolute dollars and $34.7 on a constant currency basis, primarily on lower A&P expense, primarily in the first two quarters, and favorable product cost and higher sales. In spite of higher commodities, plant cost containment activities have delivered net razors and blades product costs savings of approximately $2.7 in the current quarter and $7.5 for the nine months. In addition, the segment profit comparisons benefited from several one-time product cost items in the prior year periods, which were not repeated this year.

Schick Wilkinson Sword’s primary markets are the U.S., Canada, Japan and the larger countries of Western Europe. For the year ended May 2006, SWS’ estimates its overall share of the wet shave category for these major markets was 20.5%, versus 20.7% in the prior year period.

General Corporate and Other Expenses
General corporate and other expenses increased $10.2 in the quarter primarily due to the expenses associated with the European supply chain restructuring project of $12.3, pre-tax, as described in more detail below. For the nine months, corporate costs increased $9.2 as expenses associated with the aforementioned restructuring project of $17.0 were partially offset by lower incentive and stock-based compensation expense.

Business Realignment Costs
The Company continually reviews its battery and razor and blades business models to identify potential improvements and cost savings. A project commenced in 2006 to improve effectiveness and lower costs of European packaging, warehouse and distribution activities, including the closing of the Company's battery packaging facility in Caudebec, France as well as consolidation of warehouse and distribution activities. The total project is expected to involve charges to pre-tax earnings of $24 to $26, most of which will be incurred in fiscal 2006. Annual cost savings of $6 are expected, commencing in fiscal 2007. Total charges related to the project were $12.3 and $17.0 in the quarter and nine months ended June 30, 2006, respectively. These include exit costs of $10.5 and $15.2 in the quarter and nine months ended June 30, 2006, respectively. These exit costs are reflected in SG&A expense and represent employee severance, contract terminations and other exit costs, as well as $1.8 for other costs associated with the project for the same periods. See Note 3 to the Condensed Financial Statements.

The Company has also undertaken a project with the goal of integrating its battery and razor and blades commercial management, sales and administrative functions in certain European countries. Specific actions related to this project are currently being evaluated. It is anticipated that the total project could result in charges to pre-tax earnings of $25 to $35, the majority of which will occur between the fourth quarter of fiscal 2006 and the end of 2007. It is expected the project could result in $15 to $20 of annualized cost savings once fully implemented.

Interest Expense and Other Financing Costs
Interest expense increased $6.3 and $17.5 for the quarter and nine months, respectively, on higher average borrowings, resulting from share repurchases, and higher interest rates. Other net financing items were unfavorable $3.7 for the quarter and $7.1 for the nine months primarily due to currency exchange losses in the current period compared to exchange gains in the same periods in the prior year.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 17.1% and 28.2% for the current quarter and nine months, respectively, compared to 24.4% and 27.9% for the same quarter and nine month period last year. The current year period includes $8.6 of adjustments to reduce prior years’ tax accruals. These reductions relate to refinements in estimates of fiscal 2005 tax attributes as filed in final returns in a number of jurisdictions and adjustments to accruals related to prior years’ uncertain tax positions due to settlements in several jurisdictions. The prior year quarter includes recognition of prior years’ foreign tax loss benefits of $11.2 and reductions of prior year tax accruals of $2.2, partially offset by a $9.0 provision related to repatriation of foreign earnings under provisions of the American Jobs Creation Act.

Excluding items discussed above, the rate for the current year quarter and nine months was 31.0% compared to 30.8% for the prior year quarter and 31.7% for the prior year nine months. The improved tax rate is due to a variety of small favorable tax attributes.

Financial Condition
At June 30, 2006, working capital was $658.3, compared to $626.4 at September 30, 2005 and $612.3 at June 30, 2005. The increase in working capital from September 30, 2005 was primarily due to higher inventories and seasonal reductions in accounts payable, partially offset by higher short-term borrowings and seasonal reductions in trade receivables. Working capital increased when comparing the current period to June 30, 2005, as increases in trade receivables, inventories and lower short-term borrowings were partially offset by higher other current liabilities and lower cash.

Energizer’s total debt was $1,706.1 at June 30, 2006, $721.1 of which is tied to variable interest rates (primarily LIBOR). In July 2006, Energizer completed a new $500 long-term financing agreement. Maturities on the new debt are as follows: $80 in 2009 and $140 each in 2011, 2014 and 2016 with fixed rates ranging from 5.99% to 6.24%.  Approximately $420 of the proceeds from these notes were used to pay down short-term debt resulting from recent share repurchases with the remaining proceeds being held for general corporate purposes. The new borrowings contain customary affirmative and negative covenants which are no more restrictive than those of other debt currently outstanding.  An increase in the applicable short-term rates of one full percentage point, after the aforementioned financing agreement would increase annualized financing costs by $3.2.

A summary of Energizer’s significant contractual obligations is shown below.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt instruments	$1,706.1	$156.1	$235.0	$616.0	699.0

Interest on debt instruments	374.2	73.8	124.3	88.1	88.0

Operating leases	42.9	11.3	15.9	10.6	5.1

Total	$2,123.2	$241.2	$375.2	$714.7	$792.1

Cash flow from operations was $264.5 for the nine months ended June 30, 2006, up $44.6 from the same period a year ago, reflecting primarily changes in operating asset and liability balances. Cash used in investing activities includes capital expenditures of $59.5 in the current nine months compared to capital expenditures of $64.9 in the same period last year. Cash flow from financing activities includes higher proceeds from long and short-term borrowings which, along with excess operating cash flow was used to purchase $518.9 of treasury stock in the current nine month period and $207.8 in the same period in the prior year. The Company purchased approximately 10.1 million shares of its common stock during the nine months ended June 30, 2006. In July 2006, the Board authorized the Company to acquire up to an additional 10 million shares of its common stock. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the most restrictive facility agreement) cannot be greater than 4.0 to 1, and the ratio of its current year EBIT to total interest expense must exceed 3.0 to 1 (as defined by the facility agreement). Energizer’s ratio of total indebtedness to its EBITDA was 2.7 to 1, and the ratio of its EBIT to total interest expense was 6.6 to 1 as of June 30, 2006.

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

Forward-Looking Statements
Statements made in this document that are not historical, particularly statements regarding the impact of the Company’s battery price increase and unfavorable package size mix on comparisons in future periods, as well as the impact of increases in commodity costs, the unfavorable impact of currency exchange rates for the last quarter of 2006, growth in the retail battery category, retail consumption of Energizer’s battery products, Energizer’s share of the retail battery category, and the Company’s share of the wet shave category in primary markets, the level of Energizer products in the retail pipeline, expected charges to earnings and annual cost savings associated with European restructuring and integration projects, planned advertising and promotion expenses for the Company’s razors and blades business for the remainder of the fiscal year, Energizer’s effective tax rate, future repurchases of common stock, and the Company’s continuing ability to meet liquidity requirements and borrowing covenants, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Competitive promotional activity, or pricing or promotional demands from retailer customers, could limit the efficacy of battery price increases in future periods, while, on the other hand, manufacturing efficiencies and efforts to further reduce costs could have a favorable impact on the Company’s production costs. The impact of commodity cost increases, nevertheless, could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control. Global economic conditions and fluctuations in currency exchange rates could significantly impact current exchange rates, resulting in a more significant impact on Company results for the remainder of the year than is currently anticipated. Energizer’s estimates of battery category value trends, retail consumption of its battery products, battery and razor and blades market share, and retailer inventory levels are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. With respect to the European restructuring and integration projects, the integration aspects are still under evaluation and review, and anticipated charges and cost savings are very preliminary. Additional costs associated with restructuring or unexpected expenses associated with integration activities may lead to higher than anticipated charges to earnings, and estimate of annual cost savings from the reorganization project may be impacted by a number of factors, including limits on available efficiencies, unforeseen integration complexities, and greater than anticipated ongoing operating expenses associated with the combined operations. Anticipated advertising and promotional spending in the Razors and Blades segment could be impacted by competitive promotional activity, as well as by Company cash flows and competing strategic opportunities. Energizer’s effective tax rate for the year could be impacted by legislative or regulatory changes by federal, state and local, and foreign, taxing authorities, as well as by the profitability or losses of Energizer’s various subsidiary operations in both high-tax and low-tax countries. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause the management of the Company to terminate or freeze its stock repurchase program. Unforeseen fluctuations in levels of the Company’s operating cash flows, or inability to maintain compliance with its debt covenants could also limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its annual report on Form 10-K for the year ended September 30, 2005, its quarterly reports on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006, and its Current Report on Form 8-K dated April 25, 2000.

Item 4. Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of June 30, 2006, the end of the Company’s third fiscal quarter of 2006, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s third fiscal quarter of 2006 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 -- Legal Proceedings

The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to Energizer’s financial position, taking into account established accruals for estimated liabilities. These liabilities, however, could be material to results of operations or cash flows for a particular quarter or year.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended June 30, 2006

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
4/1/06 to 4/30/06	226,600	$ 50.81	226,600	4,393,940
5/1/06 to 5/31/06	2,726,687	51.35	2,726,687	1,667,253
6/1/06 to 6/30/06	1,660,000	55.54	1,660,000	7,253
Quarter 3 of FY 2006	4,613,287	$ 52.84	4,613,287	7,253

(1) In July 2006, the Board approved a new authorization for the Company to acquire up to 10 million shares of its common stock. A previous authorization approved on November 1, 2005 was substantially completed in June 2006.

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

Date: July 27, 2006