Form 10-K
period 2006-09-30
ENERGIZER HOLDINGS INC
filed 2006-12-05
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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
Yes:  X    No:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   X    Accelerated filer ____  Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).
Yes:      No:  X

State the aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on March 31, 2006, the last day of the Registrant’s most recently completed second quarter: $3,086,370,571.

(Excluded from these figures is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on December 1, 2006:    56,886,392    .

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2006 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 5, 2006 (Part III of Form 10-K).

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

On March 28, 2003, Energizer completed the acquisition of the Schick-Wilkinson Sword business of Pfizer, Inc. Schick-Wilkinson Sword is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products, which currently includes the “Quattro” for Women, “Intuition”, “Lady Protector” and “Silk Effects Plus” women’s shaving systems and the “Quattro”, “Xtreme 3” and “Protector” men’s shaving systems, as well as the “Xtreme 3”,and “ST Slim Twin” disposables, has been well-known for over 75 years, with a reputation for high quality and innovation in shaving technology. Schick-Wilkinson Sword products are marketed and sold in more than 125 markets.

Energizer’s subsidiaries operate 23 manufacturing and packaging facilities in 14 countries on five continents, and employs over 3,700 employees in the United States and 11,100 in foreign jurisdictions.

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

In the household category, “Energizer MAX” brand alkaline batteries are the most popular and widely used in the array of Energizer products. The batteries are offered in 1.5 volt, 4.5 volt, 6 volt and 9 volt configurations, and are available in the standard selection of sizes, including AA, AAA, C, D and 9 volt sizes. In the performance segment of that category, Energizer offers an extensive line of products engineered specifically for demanding high-drain batteries, including “Energizer e2 Titanium Technology” performance alkaline and “Energizer e2” Lithium batteries in AA and AAA sizes. Energizer also offers “Energizer” Rechargeable NiMH batteries and chargers, and the “Energizer” Energi To Go Instant Phone Cell Charger. Price segment offerings include “Eveready” carbon zinc batteries and “Eveready Gold” alkaline batteries.

In specialty batteries, Energizer offers a range of miniature batteries for hearing aids, watches and small electronics, and photo batteries for film cameras.

In lighting products, Energizer manufactures and markets a complete line of flashlights and other battery-powered lighting products under the “Energizer” and “Eveready” brands - including premium and value flashlights and lanterns for home, work and outdoors, plus novelty and impulse flashlights. In 2006, Energizer launched its WeatherReady flashlights, lanterns and area lights, designed to meet needs for both hand-held and area lighting in the event of a power outage, and several items under our Disney line of lighting products.

Energizer’s Schick-Wilkinson Sword wet shave business, acquired in 2003, manufactures and markets a range of razor systems (i.e. razor handle with refillable blades) and disposable shave products for men and women in all major global markets, as well as shaving products such as lotions and shaving creams. It currently holds the #2 position globally in the wet shave industry. In the spring of 2003, Schick-Wilkinson Sword introduced the “Intuition” women’s shaving system, a revolutionary system containing a skin-conditioning solid which lathers when wet, as well as a pivoting triple bladed razor, and in September of 2003, it introduced the “Quattro” men’s shaving system, the world’s first four-bladed razor, with conditioning strips and an ergonomically designed handle. Since those introductions it has continued to develop enhancements and improvements, launching “Quattro for Women” in 2005, and “Intuition Plus” and “Quattro for Women GO!” in 2006, and in men’s shaving systems, the “Quattro Power” battery-powered system in 2005, and “Quattro Titanium” in 2006.

Sources and Availability of Raw Materials

The principal raw materials used in Energizer’s businesses - electrolytic manganese dioxide, zinc, silver, nickel, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, zinc, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, for wet shave products, - are sourced on a regional or global basis. Although the price of zinc, in particular, has risen dramatically in the past year, Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time. Energizer, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

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

Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, account for more than ten percent of Energizer’s sales. For fiscal year 2006, this customer accounted for, in the aggregate, approximately 18.5% of Energizer’s sales.

Patents, Technology and Trademarks

Energizer’s operating subsidiaries own a number of trademarks which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include “Eveready”, “Energizer”, “Energizer e2”, "Energizer Max", “Energizer UltraPlus”, “Energizer Ultimate”, “Schick”, “Wilkinson Sword”, “Intuition”, “Quattro”, “Xtreme”, “Xtreme 3”, “Protector”, “Lady Protector”, the Energizer Bunny and the Energizer Man character.

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

As of September 30, 2006, Eveready Battery Company, Inc., a subsidiary of Energizer, owned (directly or beneficially) approximately 513 unexpired United States patents which have a range of expiration dates from October 2006 to January 2025, and had approximately 238 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2006, Eveready owned (directly or beneficially) approximately 1,456 foreign patents and had approximately 638 patent applications pending in foreign countries.

Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Eveready cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

Seasonality

The battery business tends to be seasonal, with large purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during late summer and autumn. The wet shave business does not exhibit significant seasonal variability. In addition, natural disasters can create conditions that drive exceptional needs for portable power and spike battery sales.

Competition

The battery and the wet shave businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

Energizer competes in the domestic and global battery markets which have been, in the past, high growth markets. Higher performance primary and rechargeable batteries have been growing at a faster rate than lower-performing batteries. Energizer’s principal battery competitors in the United States are Duracell International, Inc., a subsidiary of Procter & Gamble Company, and Spectrum Brands, Inc. Private-label sales by large retailers have also been growing in significance in some parts of the world. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

The global shaving products business, comprised of wet shave blades and razors, electric shavers, lotions and creams, is one of the fastest-growing consumer product segments worldwide. The wet shave segment of that business, the segment in which Energizer participates, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets with demographic trends that result in a stable, predictable number of shaving consumers. These markets are expected to rely primarily on new premium priced product introductions for growth. As a result of demographic trends, however, there is a significant growth trend predicted for the wet shave segment in Latin American, Asian and Eastern European countries. Energizer’s principal competitors in the wet shave business worldwide are Procter & Gamble Company, which is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment.

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

The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to seven federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to two state-designated sites. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agencies that are involved on the state-designated sites, and other PRPs are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of the Company and the other PRPs at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRPs and other site users.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $8.3 million for estimated liabilities at September 30, 2006, should not be material to the business or financial condition of the Company.

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

Other Matters

The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Battery Business Overview, and Razors and Blades Business Overview” on page 10, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Highlights” on pages 10 and 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 14 and 15, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results and Segment Results” on pages 11 through 13, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results - Research and Development” on page 11, “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information” on pages 40 through 42, of the Energizer Holdings, Inc. 2006 Annual Report, are hereby incorporated by reference.

Item 1A. Risk Factors.

Investing in ENR Stock involves risks. Energizer may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future.

General economic conditions can significantly affect Energizer’s financial results.

Energizer’s financial results can be significantly affected by general economic conditions, inflationary pressures, high labor or material and commodity costs and unforeseen changes in consumer demand or buying patterns. In the past year, substantial increases in the cost of zinc, a key ingredient in primary batteries, impacted results and necessitated an across-the-board price increase. Changes in Energizer’s ability to generate sufficient internal cash flows, as well as access to capital markets, interest rate fluctuations and other conditions which impact the ability to borrow, may negatively affect Energizer’s ability to support capital expansion plans, share repurchase programs, general operations, research and development activity, and advertising and promotional activities.

Energizer operates in a highly competitive industry.

The battery industry and the wet-shave industry are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer’s ability to compete effectively may be affected by a number of factors:

•
Energizer’s primary competitor, The Procter & Gamble Company, has substantially greater financial, marketing and other resources, and greater market share, than Energizer does, as well as significant scale and negotiating leverage with retailers.

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

In addition, the descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Battery Business Overview, and Razors and Blades Business Overview” on page 10, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 14 and 15, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Inflation” on page 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Environmental Matters” on page 15, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions” on pages 15 and 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Critical Accounting Policies” on pages 16 and 17, and “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Forward-Looking Information” on pages 17 and 18, of the Energizer Holdings, Inc. 2006 Annual Report, are hereby incorporated by reference.

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

BATTERY PRODUCTS

North America	Asia
Asheboro, NC (2)	Bogang, People’s Republic of China (1)
Bennington, VT	Cimanggis, Indonesia
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Johor, Malaysia
Maryville, MO	Jurong, Singapore
St. Albans, VT	Mandaue Cebu, Philippines
Walkerton, Ontario, Canada (5)	Tianjin, People’s Republic of China
Westlake, OH (3)
Africa
Europe	Alexandria, Egypt
La Chaux-de-Fonds, Switzerland	Nakuru, Kenya (4)
Tanfield Lea, U.K. (1)

WET SHAVE PRODUCTS

North America	Europe
Milford, CT	Solingen, Germany

South America	Asia
Caracas, Venezuela (1)	Guangzhou, People’s Republic of China

ADMINISTRATIVE AND EXECUTIVE OFFICES
St. Louis, Missouri (1)

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

Item 4a  Executive Officers Of The Registrant.

A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2006.

Ward M. Klein - Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 51.

Joseph McClanathan - President and Chief Executive Officer, Energizer Battery since January, 2004. Prior to his current position, he served as President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 54.

Joseph E. Lynch - President and Chief Executive Officer, Schick-Wilkinson Sword since January, 2004. Prior to his current position, he served as President, Schick-Wilkinson Sword from March, 2003 to January, 2004. Mr. Lynch became an officer of Energizer upon the acquisition of the Schick-Wilkinson Sword business on March 28, 2003. Prior to that time, he served as the President of the Schick-Wilkinson Sword division of Pfizer, Inc. and its predecessor in interest, Warner-Lambert Company since November, 2000. He joined Warner-Lambert in 1995 as Vice President and Controller, and served in that position until being appointed to the Schick position in 2000. Age: 55.

Daniel J. Sescleifer - Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 44.

Gayle G. Stratmann - Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 50.

Peter J. Conrad - Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 46.

David P. Hatfield - Executive Vice President and Chief Marketing Officer, Energizer Battery since March, 2004. Prior to his current position, he served as Vice President, North American and Global Marketing, from 1999 to 2004, and as Vice President, Europe, Marketing, from 1997 to 1999. Age: 46.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of September 30, 2006, there were 13,807 shareholders of record of the ENR Stock.

The following table sets forth the range of market prices for the ENR Stock for the period from October 1, 2004 to September 30, 2006. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2006.

Market Price Range

	FY2006	FY2005
First Quarter	$46.12 - $56.75	$43.60 - $50.00
Second Quarter	$49.08 - $57.31	$48.00 - $61.13
Third Quarter	$49.19 - $60.29	$56.25 - $64.48
Fourth Quarter	$53.79 - $71.99	$54.87 - $65.44

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Energizer Common Stock during the quarter ended September 30, 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
07/01/06 to 07/31/06	-	-	-	10,000,000
08/01/06 to 08/31/06	386,800	$64.83	386,800	9,613,200
09/01/06 to 09/30/06	824,600	$68.77	824,600	8,788,600
Quarter 4 of FY 2006	1,211,400	$67.51	1,211,400	8,788,600

(1) On July 25, 2006, the Company announced Board approval of a new authorization for the Company to acquire up to 10,000,000 shares of its common stock. From October 1 through December 1, 2006, 225,000 shares of common stock have been acquired. On August 28, 2006, the Company also entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company. Purchases by the Company from September 1, 2006 until November 7, 2006 were pursuant to the Plan, which by its terms has now expired.

Item 6.  Selected Financial Data.

The “ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION” appearing on page 19 of the Energizer Holdings, Inc. 2006 Annual Report is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 18, and the information appearing under "ENERGIZER HOLDINGS, INC - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 40 through 42, of the Energizer Holdings, Inc. 2006 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions" on pages 15 and 16 of the Energizer Holdings, Inc. 2006 Annual Report is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Energizer and its subsidiaries appearing on pages 22 through 25, together with the report thereon of PricewaterhouseCoopers LLP on page 21, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)” on page 44 of the Energizer Holdings, Inc. 2006 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2006, the end of the Company’s 2006 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s fourth fiscal quarter of 2006 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting, appearing on page 20, and the Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, appearing on page 21, of the Energizer Holdings, Inc. 2006 Annual Report, are hereby incorporated by reference.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information regarding directors under Information About Nominees and Other Directors on pages 2 through 4, Board of Directors Standing Committees on page 5, and Committee Charters, Governance and Codes of Conduct on page 6, of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 5, 2006 is hereby incorporated by reference.

The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. To the best of the Company’s knowledge, all of the filings for the Company’s executive officers and directors were made on a timely basis in 2006.

The Company has adopted a code of ethics that is applicable to its executive officers and employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller, and a separate code of ethics applicable to its directors. The Company’s codes of ethics have been posted on the Company’s website at www.energizer.com. In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.

Item 11. Executive Compensation.

Information appearing under "Executive Compensation" on pages 15 through 23, "Nominating and Executive Compensation Committee Report on Executive Compensation" on pages 23 through 28, "Performance Graph" on page 30, "Common Stock Ownership of Directors and Executive Officers" on pages 13 and 14, and the information under "Board of Directors Standing Committees" on page 5, and "Director Compensation" on pages 8 through 10 of the Energizer Holdings, Inc. Company Notice of Annual Meeting and Proxy Statement dated December 5, 2006 is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 12 and "Common Stock Ownership of Directors and Executive Officers" on pages 13 and 14 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 5, 2006 is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity
Compensation Plans as of September 30, 2006

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a), and as noted below.)
Equity compensation plans approved by security holders	3,813,507	$25.85	3,271,526
Equity compensation plans not approved by security holders	None	NA	None
Total	3,813,507	$25.85	3,271,526

Note: in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, as of September 30, 2006, 851,947 restricted stock equivalents have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan, Energizer’s only equity compensation plan (other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code). An additional 415,350 restricted stock equivalents have been granted under the terms of that Plan after fiscal year end and 26,285 of the outstanding equivalents as of September 30 have vested and converted into outstanding shares of ENR stock. 953,762 of the aggregate equivalents either (i) vest over varying periods of time following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, or (ii) have already vested but conversion into shares of ENR Stock has been deferred, at the election of the recipient, until retirement or termination of employment. An additional 287,250 equivalents granted in 2005 and 2006 will vest only upon achievement of 3-year performance measures. The number of securities indicated in column (c) reflects not only the exclusion of securities which will be issued upon exercise of outstanding options, warrants and rights, but also the exclusion of securities which will be issued upon conversion of outstanding restricted stock equivalents.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accountant Fees and Services.

Information appearing under “Selection of Auditors” on pages 10 and 11 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 5, 2006, is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Documents filed with this report:

a. Financial statements previously incorporated by reference under Item 8 herein.
-Report of Independent Registered Public Accounting Firm.
-Consolidated Statement of Earnings -- for years ended September 30, 2006, 2005 and 2004.
-Consolidated Balance Sheet -- at September 30, 2006 and 2005.
-Consolidated Statement of Cash Flows -- for years ended September 30, 2006, 2005, and 2004.
-Consolidated Statement of Shareholders Equity -- at September 30, 2006, 2005 and 2004.
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

3(ii) Amended Bylaws of Energizer Holdings, Inc.

(xxiii)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 30, 2005.

10(1) Form of 2005 Put/Call Order Specification.

(xxiv)
The summary of permitted adjustments to established performance targets under the Company’s 2006 Annual and Long-Term Cash Bonus Award Programset forth in Energizer’s Current Report on Form 8-K dated as of December 14, 2005, are hereby incorporated by reference.

(xxv)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated July 6, 2006.

10(1)	2006 Note Purchase Agreement dated July 6, 2006.

(xxvi)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated August 17, 2006.

10(1) Form of 2006 Put/Call Order Specification.

(xxvii)
The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the Company’s 2007 Annual and Long-Term Cash Bonus Award Program, and 2007 Executive Officer salaries for its executive officers, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 9, 2006.

10(1) Form of Performance Restricted Stock Equivalent Award Agreement.

(xxviii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

13	Pages 10 to 44 of the Energizer Holdings, Inc. 2006 Annual Report, which are incorporated herein by reference, are filed herewith
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31(i)     Section 302 Certification of Chief Executive Officer
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
32(i)     Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

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

Date: December 5, 2006

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