Form 10-Q
period 2006-12-31
ENERGIZER HOLDINGS INC
filed 2007-01-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2006

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

Large accelerated filer ✓     Accelerated filer ____     Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: __          NO: ✓

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 12, 2007:
        56,127,770

PART I -   FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2006	2005

Net sales	$959.2	$882.4

Cost of products sold	505.0	451.0
Selling, general and administrative expense	152.5	141.6
Advertising and promotion expense	87.0	81.6
Research and development expense	16.0	15.5
Interest expense	23.8	16.5
Other financing items, net	(2.3)	1.5

Earnings before income taxes	177.2	174.7

Income tax provision	54.9	54.2

Net earnings	$122.3	$120.5

Basic earnings per share	$2.16	$1.83
Diluted earnings per share	$2.08	$1.77

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$122.3	$120.5
Other comprehensive income, net of tax
Foreign currency translation adjustments	22.0	(7.0)
Minimum pension liability change, net of tax of
$0.4 and $(0.5) in fiscal 2007 and 2006	(0.8)	1.1
Deferred gain on hedging activity, net of tax of $0.6	1.2	-
Total comprehensive income	$144.7	$114.6

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions - Unaudited)

	December 31,	September 30,	December 31,
	2006	2006	2005
Assets

Current assets
Cash and cash equivalents	$141.3	$134.3	$108.1
Trade receivables, less allowance for doubtful
accounts of $11.1, $10.9 and $12.3, respectively	861.9	699.6	758.2
Inventories	478.8	553.9	443.6
Other current assets	250.6	247.3	214.2
Total current assets	1,732.6	1,635.1	1,524.1

Property at cost	1,539.4	1,524.5	1,472.9
Accumulated depreciation	(890.6)	(864.6)	(806.1)
	648.8	659.9	666.8

Goodwill	369.1	364.5	356.9
Intangible assets	309.7	306.7	301.5
Other assets	168.3	166.4	162.6

Total	$3,228.5	$3,132.6	$3,011.9

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$135.0	$85.0	$15.0
Notes payable	69.3	63.6	225.2
Accounts payable	168.3	246.6	160.1
Other current liabilities	597.1	531.7	537.9
Total current liabilities	969.7	926.9	938.2

Long-term debt	1,553.0	1,625.0	1,317.0

Other liabilities	387.6	368.3	355.7

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	958.1	950.2	936.7
Retained earnings	1,192.2	1,073.2	950.0
Treasury stock	(1,797.7)	(1,754.2)	(1,391.9)
Accumulated other comprehensive loss	(35.4)	(57.8)	(94.8)
Total shareholders equity	318.2	212.4	401.0

Total	$3,228.5	$3,132.6	$3,011.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2006	2005
Cash flow from operations
Net earnings	$122.3	$120.5
Non-cash items included in income	43.3	38.1
Changes in assets and liabilities used in operations	(79.4)	(50.1)
Other, net	1.5	(12.3)
Net cash flow from operations	87.7	96.2

Cash flow from investing activities
Capital expenditures	(12.6)	(14.3)
Proceeds from sale of assets	0.8	0.4
Other, net	1.5	0.5
Net cash used by investing activities	(10.3)	(13.4)

Cash flow from financing activities

Net increase/(decrease) in debt with original maturities of 90 days or less	(29.3)	130.9
Common stock purchased	(53.0)	(191.7)
Proceeds from issuance of common stock	5.4	2.6
Excess tax benefits from share-based payments	4.9	1.5
Other	-	(1.2)
Net cash used by financing activities	(72.0)	(57.9)

Effect of exchange rate changes on cash	1.6	(1.3)

Net increase in cash and cash equivalents	7.0	23.6

Cash and cash equivalents, beginning of period	134.3	84.5

Cash and cash equivalents, end of period	$141.3	$108.1

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(Dollars in millions, except per share data - Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2006.

Note 1 - Segment note
Operations for the Company are managed via three major segments - North America Battery (U.S. and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the battery and razors and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and environmental activities, and in some countries, combined sales forces and management.

Segment sales and profitability for the quarter ended December 31, 2006 and 2005, respectively, are presented below.

	For the quarter ended December 31,
	2006	2005

Net Sales
North America Battery	$416.5	$395.8
International Battery	307.2	270.5
Total Battery	723.7	666.3
Razors and Blades	235.5	216.1
Total Net Sales	$959.2	$882.4

Profitability
North America Battery	$111.1	$114.9
International Battery	67.8	66.7
R&D Battery	(8.4)	(8.0)
Total Battery	170.5	173.6
Razors and Blades	55.6	46.6
Total segment profitability	$226.1	$220.2

General corporate and other expenses	(26.1)	(26.2)
Amortization	(1.3)	(1.3)
Interest and other financial items	(21.5)	(18.0)
Total earnings before income taxes	$177.2	$174.7

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales by Product Line	2006	2005
Alkaline Batteries	$460.7	$442.3
Other Batteries and Lighting Products	188.2	151.9
Carbon Zinc Batteries	74.8	72.1
Razors and Blades	235.5	216.1
Total Net Sales	$959.2	$882.4

Note 2 - Business realignment
Total pre-tax charges related to the Company’s European restructuring projects were $3.4 in the current quarter comprised of exit costs of $1.0 and $2.4 for other costs related to the project. Of the total costs, $3.1 was recorded in SG&A expense and the rest was recorded in Cost of Products Sold. In the prior year quarter, the Company recorded $4.7 of restructuring and related charges, of which none was spent during that quarter. These charges consisted of exit costs charged to selling, general and administrative expense representing employee severance.

The exit cost liability for these projects is as follows:

	Total Severance	Contract Terminations	Other Exit Costs	Total Exit Costs
Balance at October 1, 2006	$17.4	$3.0	$1.7	$22.1
Provision	1.0	-	-	1.0
Activity	(6.3)	(0.6)	(0.1)	(7.0)
Balance at December 31, 2006	$12.1	$2.4	$1.6	$16.1

Note 3 - Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $5.4 and $4.1 for the quarters ended December 31, 2006 and 2005, respectively and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based compensation arrangements was $2.0 and $1.5 for the quarters ended December 31, 2006 and 2005, respectively.

Restricted Stock Equivalents (RSE)
In October 2006, the Board of Directors approved two grants of RSE. First a grant for 303,000 shares was awarded to key senior management and consists of two pieces: 1) 25% of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2009 fiscal year contingent upon the Company’s compound annual growth in earnings per share (CAGR) for the three year period ending on September 30, 2009. If a CAGR of 10% is achieved, an additional 25% of the grant vests. The remaining 50% will vest in its entirety on the third anniversary of the grant date, only if the Company achieves a CAGR at or above 15%, with smaller percentages of that remaining 50% vesting if the Company achieves a CAGR between 11% and 15%. The total award expected to vest is amortized over the vesting period. The second grant was awarded to key employees and included approximately 108,225 shares that vest ratably over four years. The weighted-average grant date fair value of the new award is $73.68 per share.

Note 4 - Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2006 and 2005, respectively.

(shares in millions)	Quarter Ended
	December 31,

	2006	2005
Numerator:
Net earnings for basic and dilutive earnings per share	$122.3	$120.5

Denominator:
Weighted-average shares for basic earnings per share	56.6	65.7

Effect of dilutive securities:
Stock options	1.6	1.5
Restricted stock equivalents	0.5	0.9
Total dilutive securities	2.1	2.4

Weighted-average shares for diluted earnings per share	58.7	68.1

Basic earnings per share	$2.16	$1.83

Diluted earnings per share	$2.08	$1.77

Note 5 - Inventories

	December 31,	September 30,	December 31,
	2006	2006	2005
Inventories
Raw materials and supplies	$ 69.9	$ 75.4	$ 76.5
Work in process	90.7	117.8	88.3
Finished products	318.2	360.7	278.8
Total inventories	$ 478.8	$ 553.9	$ 443.6

Note 6 - Goodwill and intangibles
The following table sets forth goodwill by segment as of December 31, 2006, September 30, 2006 and December 31, 2005. Changes in the carrying amount of goodwill for all periods are due to fluctuations in foreign currency exchange rates.

	December 31, 2006	September 30, 2006	December 31, 2005
North America Battery	24.7	24.7	24.7
International Battery	15.0	14.5	13.7
Razors and Blades	329.4	325.3	318.5
Total Goodwill	369.1	364.5	356.9

Total amortizable intangible assets other than goodwill at December 31, 2006 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.4	$(4.9)	$7.5
Technology and patents	35.8	(12.7)	23.1
Customer-related	8.2	(3.4)	4.8
	56.4	(21.0)	35.4

The carrying amount of indefinite-lived intangible assets is $274.3 at December 31, 2006, an increase of $8.5 from September 30, 2006 and an increase of $10.9 from December 31, 2005, respectively. Changes in indefinite-lived intangible assets, which are tradenames and pension-related intangibles, are all currency related. Estimated amortization expense for amortizable intangible assets is $5.4 each for the years ending September 30, 2007 and 2008 and $5.0 for each year ending September 30, 2009 through 2011.

Note 7 - Defined pension benefit plans
The Company has several defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries which are provided in the tables below. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	As of December 31,		As of December 31,
	2006	2005	2006	2005

Service cost	$7.1	$6.1	$0.1	$0.1
Interest cost	10.0	9.3	0.7	0.7
Expected return on plan assets	(13.0)	(12.2)	-	-
Amortization of prior service cost	(0.4)	-	(0.5)	(0.6)
Amortization of unrecognized net loss	1.5	1.5	(0.1)	-
Net periodic benefit cost	$5.2	$4.7	$0.2	$0.2

For the quarter ended December 31, 2006, $4.6 in pension contributions and $0.6 in postretirement contributions have been made by the Company. The Company expects to contribute $12.5 to its pension plans and $3.2 to its other postretirement plans for the fiscal year 2007.

Note 8 - Treasury stock
The Company purchased approximately 0.8 million shares of its common stock during the quarter ended December 31, 2006 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 8.0 million remained at December 31, 2006. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 9 - Financial Instruments
The Company uses raw materials that are subject to price volatility. Hedging instruments are used by the Company as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. At December 31, 2006, the fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax gain of $1.8. Over the next twelve months, substantially all of this gain in Accumulated Other Comprehensive Income will be recognized in earnings.  Contract maturities for these hedges extend into fiscal year 2008. During the current quarter, a gain of $0.5, pre-tax was recorded and capitalized in Inventory.

The Company holds a net-cash settled prepaid share option (PSO) with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities. The fair market value of the PSO, as included in other current assets was $50.0 and $29.6 at December 31, 2006 and 2005, respectively. Under accounting rules, the PSO is a hybrid security consisting of a host loan instrument and an embedded derivative instrument. The change in fair value of the total PSO for the quarter ended December 31, 2006 and 2005 resulted in expense of $0.7 and $3.3, respectively, and were recorded in SG&A.

Note 10 - Presentation of financing activities in Statement of Cash Flows
Prior to the current quarter, certain borrowings and repayments under revolving lines of credit were presented separately in the financing section of Energizer's Consolidated Statement of Cash Flows (gross basis). For debt instruments with original maturities of less than 90 days, SFAS No. 95, “Statement of Cash Flows”, permits borrowings and repayments to be netted for presentation in the Consolidated Statement of Cash Flows. Beginning June 30, 2006, Energizer began presenting all borrowings with original maturities of less than 90 days, including those under the aforementioned revolving lines of credit, on a net basis and only borrowings with maturities of 90 days or greater will be presented on a gross basis. Prior year amounts have been changed to conform to the current presentation.

Note 11 - Recently adopted accounting pronouncements
On October 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. There were no accounting changes for the quarter ended December 31, 2006.

On October 1, 2006 the Company adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140” (SFAS 155). SFAS 155 permits, among other things, an election to record hybrid financial instruments that contain an embedded derivative at fair value rather than bifurcating the instrument for accounting purposes, as required by previous standards. The Company has elected such treatment for its PSO.  See Footnote 9 for further information on financial instruments.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition
and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended December 31, 2006 were $122.3, or $2.16 per basic share and $2.08 per diluted share compared to $120.5, or $1.83 per basic share and $1.77 per diluted share for the same quarter last year. The current quarter results includes a provision for ongoing restructuring in Europe of $2.3, after taxes, or $0.04 per basic and diluted share. The prior year quarter results include a provision for restructuring the Company’s European supply chain of $3.1, after taxes, or $0.05 per basic and diluted share.

Net sales increased $76.8 in absolute dollars and $58.3, or 7% on a constant currency basis, with increases in all three segments. See the comments on sales by segment in the Segment Results section below.

Gross profit increased $22.8, or 5% for the quarter with improvements in all segments. On a constant currency basis, gross profit dollars increased 2.0% with the razor and blades segment accounting for the increase. Gross profit percentage declined 1.5 percentage points to 47.4% for the current quarter primarily due to the International Battery segment and to a lesser extent, the North America Battery segment, reflecting higher zinc and other material costs. See the comments on gross profit by segment in the Segment Results section below.

Looking forward, zinc, and to a lesser extent, nickel, copper and other material costs will continue significantly above last years rates for at least the remainder of 2007. At current market prices, and taking into account inventory on hand and hedges in place, we anticipate material costs to be $65 to $75 unfavorable for the remainder of the fiscal year for both battery segments combined, compared to the same period last year. Pending price increases in the U.S. and a number of international markets, along with planned reductions in other operating costs are intended to offset all or the bulk of material cost increases.

Selling, general and administrative (SG&A) expense increased $10.9 in the quarter, or 8%, with increases in all segments. SG&A expenses as a percent of sales was 15.9% in the current quarter, compared to 16.0% in the same quarter last year.

Advertising and promotion (A&P) expense increased $5.4 in the current quarter, primarily due to higher spending in the North American Battery segment. A&P expense as a percent of sales was 9.1% in the current quarter, compared to 9.2% in the same quarter last year.

Research and development expense increased $0.5 in the current quarter and represented 1.7% of current year sales and 1.8% of prior year sales.

Segment Results
Operations for the Company are managed via three major segments - North America Battery (U.S. and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the battery and razors and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and environmental activities, and in some countries, combined sales forces and management.

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters ended December 31, 2006 and 2005.

North America Battery

	Quarter ended December 31,
	2006	2005

Net sales	$416.5	$395.8
Segment Profit	$111.1	$114.9

Net sales for the current quarter increased $20.7, or 5% primarily due to favorable pricing and mix of $11.4 and incremental sales volume of $8.0. Overall pricing and product mix was favorable due to the price increase which became fully effective in early calendar 2006. Performance battery and charger volumes increased in excess of 30% in the quarter. Energizer Max unit sales decreased 8% in the quarter due to retail inventory contraction and the lack of hurricane-related sales.

Gross profit increased $4.9 for the quarter, as higher sales were partially offset by higher product cost primarily due to the increased cost of zinc. Product cost in the current quarter was unfavorable $8.7 compared to the same quarter last year as material cost increases of $12.4 were partially offset by other cost reductions. Segment profit decreased $3.8 for the current quarter as the higher gross profit was more than offset by higher A&P spending of $5.9 and higher SG&A expenses.

The U.S. retail battery category is defined as household batteries (alkaline, carbon zinc, lithium and rechargeable) and specialty batteries. The U.S. retail battery category declined an estimated 1% in dollars for the quarter, versus the same period last year reflecting lack of hurricane-related sales in the current year as well as a relatively low-growth retail environment. Retail consumption of Energizer’s products increased an estimated 4% in dollars, resulting in an approximately 38% share of the retail battery category for the quarter. Regarding Energizer Max, retail consumption was flat in units and up 3% in dollars, reflecting the price increase implemented early in calendar 2006, partially offset by increased sales of larger pack sizes, which sell at lower per unit prices. Retail inventory levels at December 31, 2006, were modestly lower than seasonal norms and prior year retail inventory levels.

International Battery

	Quarter ended December 31,
	2006	2005

Net sales	$307.2	$270.5
Segment Profit	$67.8	$66.7

Net sales for International Battery increased $36.7, with currency accounting for $11.2 of the increase. On a constant currency basis, sales increased 9% in the current quarter, primarily on higher volume. Volume increases were primarily in the performance and premium product lines. Overall pricing and product mix for the segment was basically flat in the quarter as higher prices in a number of markets were roughly offset by an unfavorable European mix of larger package sizes, which sell at lower per unit prices.

Gross profit increased $6.0 for the quarter, including $8.9 of favorable currency impacts. Absent currencies, gross profit declined $2.9 as the benefit of higher sales was more than offset by higher product cost of $12.5, primarily attributable to higher zinc and other material costs. Segment profit was up $1.1, including $6.5 of favorable currency. Absent currency, segment profit declined $5.4 on lower gross profit and higher SG&A spending.

Razors and Blades

	Quarter ended December 31,
	2006	2005

Net sales	$235.5	$216.1
Segment Profit	$55.6	$46.6

Razor and Blades sales for the quarter increased $19.4, including $6.0 of favorable currency translation. On a constant currency basis, sales increased 6%, driven by a 17% increase in the Quattro and Intuition lines and an 11% increase in disposable sales, partially offset by a decline in the remainder of the product portfolio.

Segment profit increased $9.0, or a $7.2 increase excluding currency impacts, reflecting the contribution of strong sales growth.

Overall share of the wet shave category in primary markets was 20.5% for the year ending November 2006, basically flat with the previous year, as the Razors and Blades segment held share in face of significant competitive activity.

General Corporate and Other Expenses

	Quarter ended December 31,
	2006	2005

General Corporate Expenses	$22.7	$21.5
Restructuring and Related Charges	3.4	4.7
General Corporate and Other Expenses	$26.1	$26.2
% of total net sales	2.7%	3.0%

General Corporate Expenses
General corporate expenses increased $1.2 for the quarter as higher incentive and stock-based compensation expense were partially offset by lower project costs.

Restructuring and Related Charges
Total pre-tax charges related to the Company’s European restructuring projects were $3.4 in the current quarter comprised of exit costs of $1.0 and $2.4 for other costs related to the project. Of the total costs, $3.1 was recorded in SG&A expense and the rest was recorded in Cost of Products Sold. In the prior year quarter, the Company recorded $4.7 of restructuring and related charges. These charges consisted of exit costs charged to SG&A expense representing employee severance. See Footnote 2 to the Condensed Financial Statements for information on the accruals for these plans.

Interest Expense and Other Financing Costs
Interest expense increased $7.3 on higher average borrowings, resulting from share repurchases and higher interest rates. Other net financing items were favorable $3.8 for the quarter due to exchange gains in the current period compared to exchange losses included in last year’s first quarter, and higher interest income of $1.4.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 31.0% for both quarters presented.

Liquidity and Capital Resources
Cash flow from operations is the primary funding source for operating needs and capital investments. Cash flow from operations was $87.7 at December 31, 2006, a decrease of $8.5 from the same period last year, primarily on higher net working capital investment in 2006. At December 31, 2006, working capital was $762.9, compared to $708.2 at September 30, 2006 and $585.9 at December 31, 2005. The increase in working capital from September 30, 2006 was primarily due to higher receivables partially offset by lower inventory. Working capital increased $177.0 when comparing the current period to December 31, 2005, primarily due to higher receivables, other current assets, inventory, cash, and lower short-term debt partially offset by higher other current liabilities.

Capital expenditures were $12.6 at December 31, 2006 and $14.3 at December 31, 2005 and are generally lowest in the first fiscal quarter of the year. Full year capital expenditures are estimated to be approximately $105 for 2007. Capital expenditures for the current and prior year quarter were funded by cash flow from operations.

The Company purchased approximately 0.8 million shares of its common stock during the quarter ended December 31, 2006, leaving 8.0 million shares remaining on the current authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

The Company’s total borrowings were $1,757.3 at December 31, 2006, $272.3 of which is tied to variable interest rates (primarily LIBOR). An increase in the applicable short-term rates of one full percentage point would increase annualized pre-tax financing costs by $2.7.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the most restrictive facility agreement) generally cannot be greater than 3.5 to 1, and the ratio of its current year EBIT to total interest expense must exceed 3.0 to 1 (as defined by the facility agreement). Energizer’s ratio of total indebtedness to its EBITDA was 3.1 to 1, and the ratio of its EBIT to total interest expense was 5.4 to 1 as of December 31, 2006. Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that covenant violations resulting in acceleration of maturity is unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

A summary of Energizer’s significant contractual obligations at December 31, 2006 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$ 1,688.0	$ 135.0	$ 513.0	$ 310.0	$ 730.0

Interest on long-term debt	361.3	74.2	122.4	80.8	83.9

Operating leases	52.0	14.8	19.8	11.1	6.3

Total	$2,101.3	$224.0	$655.2	$401.9	$820.2

The Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of the normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2006, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk
The Company uses raw materials that are subject to price volatility. Hedging instruments are used by the Company, as it desires, to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. At December 31, 2006, the fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax gain of $1.8, recorded in Accumulated Other Comprehensive Loss in the Condensed Balance Sheet. Contract maturities for these hedges extend into fiscal year 2008. See Footnote 9 to the Condensed Financial Statements for additional information.

The Company holds a net-cash settled prepaid share option (PSO) with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities. The fair market value of the PSO, as included in other current assets was $50.0 and $29.6 at December 31, 2006 and 2005, respectively. Under accounting rules, the PSO is a hybrid security consisting of a host loan instrument and an embedded derivative instrument. The change in fair value of the total PSO for the quarter ended December 31, 2006 and 2005 resulted in expense of $0.7 and $3.3, respectively, and were recorded in SG&A.

Forward-Looking Statements
Statements in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q that are not historical, particularly statements regarding the Company’s estimates of its share of total U.S. retail battery market and SWS share of the wet shave category in major markets, estimates of battery category decline, retail consumption of Energizer products and retailer inventory levels, continuing increases in the cost of key materials and the ability of announced battery price increases and cost reductions to offset those increases, estimated capital expenditures for fiscal 2007, the likelihood of acceleration of the Company’s debt covenants, the anticipated adequacy of cash flows and the Company’s ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Energizer advises readers that various risks and uncertainties could affect its financial performance and could cause Energizer’s actual results for future periods to differ materially from those anticipated or projected. Energizer’s estimates of battery category value growth, retail consumption of its battery products, Energizer and SWS market share, and retailer inventory levels, are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of Energizer’s estimates, or if those retailers elect to further contract their inventory levels. The anticipated benefits of Energizer’s price increases and cost-cutting efforts may not be sufficient to offset greater than anticipated increases in material costs, and benefits of such actions may not be realized in the event of consumer resistance, if competitive activity mandates additional promotional spending or a revamping of the pricing structure, or if other operating costs increase unexpectedly. The impact of commodity cost increases could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause Energizer’s management to terminate or freeze its stock repurchase program. Energizer’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its annual report on Form 10-K for the year ended September 30, 2006, and its Current Report on Form 8-K dated April 25, 2000.

Item 4.  Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of December 31, 2006, the end of the Company’s first fiscal quarter of 2007, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s first fiscal quarter of 2007 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2—Issuer Purchases of Equity Securities

Issuer Purchases of Energizer Common Stock during the quarter ended December 31, 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the current Program (1)
10/01/06 to 10/31/06	-	$ -	-	8,788,600
11/01/06 to 11/30/06	125,000	65.94	125,000	8,663,600
12/01/06 to 12/31/06	657,500	68.00	657,500	8,006,100
Quarter 1 of FY 2007	782,500	$ 67.67	782,500	8,006,100

(1) On July 25, 2006, the Company announced Board approval of a new authorization for the Company to acquire up to 10,000,000 shares of its common stock. On November 30, 2006, the Company also entered into a Rule 10b5-1 Repurchase Plan with an independent broker, authorizing the broker to acquire shares on behalf of the Company. Purchases by the Company in December were pursuant to the Plan, which by its terms has now expired.

Item 4 -- Submission of Matter to a Vote of Security Holders

Energizer held its Annual Meeting of Shareholders on January 22, 2007, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2010.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

	Votes For	Votes Withheld	Abstained
R. David Hoover	37,427,339	13,892,510	0
John C. Hunter	50,582,927	736,922	0
John E. Klein	48,752,264	2,567,585	0
John R. Roberts	48,750,569	2,567,280	0

Item 6—Exhibits

(a)  The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

31(i)	Section 302 Certification of Chief Executive Officer.
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ENERGIZER HOLDINGS, INC.
Registrant

By:
 Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer
Date: January 30, 2007