Form 10-Q/A
period 2006-12-31
ENERGIZER HOLDINGS INC
filed 2007-03-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A
Amendment No. 1

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
        56,127,770

 Explanatory Note
This Amendment No. 1 on Form 10-Q/A amends certain portions of the Quarterly Report on Form 10-Q of Energizer Holdings, Inc. ("Energizer") for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission on January 30, 2007. In response to a request from the Commission's Division of Corporation Finance, we have amended the certifications filed as Exhibits 32(i) and 32(ii) to include the date of those certifications. No other amendments have been made, and this Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures affected by subsequent events.

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
Date: March 7, 2007