Form 10-K/A
period 2006-09-30
ENERGIZER HOLDINGS INC
filed 2007-03-20
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2006 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated December 5, 2006 (Part III of Form 10-K).

Explanatory Note
This Amendment No. 2 on Form 10-K/A amends certain portions of the Annual Report on Form 10-K of Energizer Holdings, Inc. ("Energizer") for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission on December 5, 2006 and as amended by Amendment No. 1 on March 7, 2007. In response to a request from the Commission's Division of Corporation Finance, we have amended the certifications filed as Exhibits 31(i), 31(ii), 32(i), and 32(ii) to include the current date. No other amendments have been made, and this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

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

Date: March 20, 2007

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