Form 10-Q
period 2007-03-31
ENERGIZER HOLDINGS INC
filed 2007-05-04
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007

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

YES: __          NO: ✓

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on April 20, 2007:

                  56,445,609

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net sales	$730.9	$629.5	$1,690.1	$1,511.9

Cost of products sold	384.6	321.7	889.6	772.7
Selling, general and administrative expense	148.1	139.2	300.6	280.8
Advertising and promotion expense	64.2	61.4	151.2	143.0
Research and development expense	17.6	17.5	33.6	33.0
Interest expense	23.0	18.1	46.8	34.6
Other financing items, net	(3.2)	(0.8)	(5.5)	0.7

Earnings before income taxes	96.6	72.4	273.8	247.1

Income tax provision	30.0	22.4	84.9	76.6

Net earnings	$66.6	$50.0	$188.9	$170.5

Basic earnings per share	$1.18	$0.81	$3.35	$2.67
Diluted earnings per share	$1.14	$0.78	$3.23	$2.57

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$66.6	$50.0	$188.9	$170.5
Other comprehensive income, net of tax
Foreign currency translation adjustments	7.4	13.0	29.4	6.0
Minimum pension liability change, net of tax of
$0 and $0.4 for the quarter and six
months ended March 31, 2007, respectively
and $0.1 and $(0.4) for the quarter and six
months ended March 31, 2006, respectively	-	(0.2)	(0.8)	0.9
Deferred gain/(loss) on hedging activity, net of tax
of $7.3 and $6.7 for the quarter and six
months ended March 31, 2007	(16.4)	-	(15.2)	-
Total comprehensive income	$57.6	$62.8	$202.3	$177.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	March 31,	September 30,	March 31,
	2007	2006	2006
Assets

Current assets
Cash and cash equivalents	$278.6	$134.3	$82.2
Trade receivables, less allowance for doubtful
accounts of $10.8, $10.9 and $12.2, respectively	713.3	699.6	566.8
Inventories	523.4	553.9	511.3
Other current assets	250.3	247.3	213.6
Total current assets	1,765.6	1,635.1	1,373.9

Property at cost	1,552.0	1,524.5	1,494.0
Accumulated depreciation	(910.4)	(864.6)	(830.3)
	641.6	659.9	663.7

Goodwill	370.5	364.5	359.9
Intangible assets	309.6	306.7	303.7
Other assets	167.1	166.4	162.2

Total	$3,254.4	$3,132.6	$2,863.4

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$135.0	$85.0	$15.0
Notes payable	62.4	63.6	176.8
Accounts payable	174.2	246.6	178.8
Other current liabilities	555.6	531.7	446.3
Total current liabilities	927.2	926.9	816.9

Long-term debt	1,528.0	1,625.0	1,288.0

Other liabilities	407.5	368.3	362.7

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	966.1	950.2	937.4
Retained earnings	1,252.8	1,073.2	998.1
Treasury stock	(1,783.8)	(1,754.2)	(1,458.7)
Accumulated other comprehensive loss	(44.4)	(57.8)	(82.0)
Total shareholders equity	391.7	212.4	395.8

Total	$3,254.4	$3,132.6	$2,863.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flow from operations
Net earnings	$188.9	$170.5
Non-cash items included in income	81.6	76.1
Other, net	1.2	(13.7)
Operating cash flow before changes in working capital	271.7	232.9
Changes in assets and liabilities used in operations	(5.4)	13.1
Net cash flow from operations	266.3	246.0

Cash flow from investing activities
Capital expenditures	(31.9)	(36.7)
Proceeds from sale of assets	1.6	0.3
Other, net	2.7	(1.4)
Net cash used by investing activities	(27.6)	(37.8)

Cash flow from financing activities
Net increase/(decrease) in debt with original maturities
of 90 days or less	(67.1)	61.9
Common stock purchased	(53.0)	(275.2)
Proceeds from issuance of common stock	12.4	4.5
Excess tax benefits from share-based payments	10.6	1.8
Other, net	-	(3.8)
Net cash used by financing activities	(97.1)	(210.8)

Effect of exchange rate changes on cash	2.7	0.3

Net increase in cash and cash equivalents	144.3	(2.3)

Cash and cash equivalents, beginning of period	134.3	84.5

Cash and cash equivalents, end of period	$278.6	$82.2

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
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

Note 1 - Segment note
Operations for the Company are managed via three major segments - North America Battery (U.S. and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit exclusive of general corporate expenses, share-based compensation costs, costs associated with major restructuring, integration or business realignment and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the battery and razors and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and environmental activities, and in most countries outside the U.S., combined sales forces and management.

Segment sales and profitability for the quarter and six months ended March 31, 2007 and 2006, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006

Net Sales
North America Battery	$266.5	$218.9	$683.0	$614.7
International Battery	230.0	196.9	537.2	467.4
Total Battery	496.5	415.8	1,220.2	1,082.1
Razors and Blades	234.4	213.7	469.9	429.8
Total Net Sales	$730.9	$629.5	$1,690.1	$1,511.9

	For the quarter ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006

Profitability
North America Battery	$67.4	$51.4	$178.5	$166.3
International Battery	34.1	36.5	101.9	103.2
R&D Battery	(9.1)	(8.8)	(17.5)	(16.8)
Total Battery	92.4	79.1	262.9	252.7
Razors and Blades	50.0	35.8	105.6	82.4
Total segment profitability	$142.4	$114.9	$368.5	$335.1

General corporate and other expenses	(24.6)	(23.9)	(50.7)	(50.1)
Amortization	(1.4)	(1.3)	(2.7)	(2.6)
Interest and other financial items	(19.8)	(17.3)	(41.3)	(35.3)
Total earnings before income taxes	$96.6	$72.4	$273.8	$247.1

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales by Product Line	2007	2006	2007	2006
Alkaline Batteries	$292.2	$240.7	$752.9	$683.0
Other Batteries and Lighting Products	147.1	121.9	335.3	273.8
Carbon Zinc Batteries	57.2	53.2	132.0	125.3
Razors and Blades	234.4	213.7	469.9	429.8
Total Net Sales	$730.9	$629.5	$1,690.1	$1,511.9

Note 2 - Business realignment
Total pre-tax charges related to the Company’s European restructuring projects were $4.5 in the current quarter comprised of exit costs of $1.5 and $3.0 for other costs related to the project, which consist of training, systems integration, relocation and other activities. For the six months, charges related to those same projects were $7.9, which included exit costs of $2.5 and $5.4 for other costs related to the project, which consist of training, systems integration, relocation and other activities. Of the total costs, $4.2 and $7.3 for the current quarter and six months, respectively, were recorded in SG&A expense and the rest were recorded in Cost of Products Sold.

In the six months ending March 31, 2006, the Company recorded $4.7 of restructuring and related charges related to our project to improve effectiveness and lower costs of European packaging, warehouse and distribution activities. These charges consisted of exit costs charged to SG&A expense representing employee severance.

The exit cost liability for these projects is as follows:

	Total Severance	Contract Terminations	Other Exit Costs	Total Exit Costs
Balance at October 1, 2006	$17.4	$3.0	$1.7	$22.1
Provision	1.7	0.8	-	2.5
Activity	(14.9)	(2.1)	(0.4)	(17.4)
Balance at March 31, 2007	$4.2	$1.7	$1.3	$7.2

Note 3 - Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $6.4 and $11.8 for the current quarter and six months, respectively, and $3.8 and $7.9 for the same quarter and six months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based compensation arrangements was $2.3 and $4.3 for the current quarter and six months, respectively, and $1.4 and $2.9 for the same quarter and six months last year, respectively.

Restricted Stock Equivalents (RSE)
In October 2006, the Board of Directors approved two grants of RSE. First a grant for 303,000 shares was awarded to key senior management and consists of two pieces: 1) 25% of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2009 fiscal year contingent upon the Company’s compound annual growth in earnings per share (CAGR) for the three year period ending on September 30, 2009. If a CAGR of 10% is achieved, an additional 25% of the grant vests. The remaining 50% will vest in its entirety only if the Company achieves a CAGR at or above 15%, with smaller percentages of that remaining 50% vesting if the Company achieves a CAGR between 11% and 15%. The total award expected to vest is amortized over the vesting period. The second grant was awarded to key employees and included approximately 108,225 shares that vest ratably over four years. The weighted-average grant date fair value of the new award is $73.68 per share.

Note 4 - Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2007 and 2006, respectively.

(shares in millions)	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net earnings for basic and dilutive earnings per share	$66.6	$50.0	$188.9	$170.5
Denominator:
Weighted-average shares for basic earnings per share	56.3	61.9	56.5	63.9

Effect of dilutive securities:
Stock options	1.5	1.6	1.5	1.6
Restricted stock equivalents	0.6	0.9	0.5	0.8
Total dilutive securities	2.1	2.5	2.0	2.4

Weighted-average shares for diluted earnings per share	58.4	64.4	58.5	66.3

Basic earnings per share	$1.18	$0.81	$3.35	$2.67

Diluted earnings per share	$1.14	$0.78	$3.23	$2.57

Note 5 - Inventories

	March 31,	September 30,	March 31,
	2007	2006	2006
Inventories
Raw materials and supplies	$66.7	$75.4	$68.3
Work in process	108.7	117.8	106.6
Finished products	348.0	360.7	336.4
Total inventories	$523.4	$553.9	$511.3

Note 6 - Goodwill and intangibles
The following table sets forth goodwill by segment as of March 31, 2007, September 30, 2006 and March 31, 2006. Changes in the carrying amount of goodwill for all periods are due to fluctuations in foreign currency exchange rates.

	March 31, 2007	September 30, 2006	March 31, 2006

North America Battery	24.7	24.7	24.7
International Battery	15.0	14.5	13.8
Razors and Blades	330.8	325.3	321.4
Total Goodwill	370.5	364.5	359.9

Total amortizable intangible assets other than goodwill at March 31, 2007 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.4	$(5.2)	$7.2
Technology and patents	35.9	(13.6)	22.3
Customer-related	8.3	(3.7)	4.6
	56.6	(22.5)	34.1

The Company has indefinite-lived and amortizable intangibles. The carrying amount of indefinite-lived trademarks and tradenames is $270.9 at March 31, 2007, an increase of $5.1 from September 30, 2006 and an increase of $9.4 from March 31, 2006, respectively. Changes in indefinite-lived trademarks and tradenames are all currency related. The Company also had pension related intangibles of $4.6 at March 31, 2007, $4.4 at September 30, 2006 and $3.3 at March 31, 2006, respectively. Changes in the pension related intangible are currency related. Estimated amortization expense for amortizable intangible assets is $5.4 each for the years ending September 30, 2007 and 2008 and $5.0 for each year ending September 30, 2009 through 2011.

Note 7 - Pension Plans and Other Post-retirement Benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Service cost	$7.0	$6.2	$14.1	$12.3
Interest cost	10.0	9.4	20.0	18.7
Expected return on plan assets	(13.0)	(12.2)	(26.0)	(24.4)
Amortization of prior service cost	(0.4)	(0.1)	(0.8)	(0.1)
Amortization of unrecognized net loss	1.5	1.5	3.0	3.0
Amortization of transition obligation	0.1	-	0.1	-
Net periodic benefit cost	$5.2	$4.8	$10.4	$9.5

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.7	0.7	1.4	1.4
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of prior service cost	(0.6)	(0.6)	(1.1)	(1.2)
Amortization of unrecognized net loss	-	-	(0.1)	-
Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

For the six months ended March 31, 2007, $7.2 in pension contributions and $1.7 in postretirement contributions have been made by the Company. The Company expects to contribute $12.1 to its pension plans and $3.2 to its other postretirement plans for the fiscal year 2007.

Note 8 - Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2007 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 8.0 million remained at March 31, 2007. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 9 - Financial Instruments
The Company uses raw materials that are subject to price volatility. Hedging instruments are used by the Company as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. These hedging instruments are accounted for under FAS 133 as cash flow hedges.  At March 31, 2007, the fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $21.9. Realized gains and losses are reflected as adjustments to the cost of the raw materials. Over the next twelve months, approximately $16.8 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings. For hedge ineffectiveness, losses of $2.6 were recorded directly to Cost of Products Sold for both the current quarter and six month period. Contract maturities for these hedges extend into fiscal year 2009.

During the current quarter, the Company discontinued hedge accounting treatment for some of its contracts, most of which were settled or unwound during the quarter.  These contracts no longer met the accounting requirements of a cash flow hedge because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period.  The pre-tax losses on these hedges of $2.3 were recorded in Cost of Products Sold in the current quarter.

The Company holds a net-cash settled prepaid share option (PSO) with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities tied to the Company’s stock. The fair market value of the PSO, is included in other current assets and was $45.7 and $31.5 at March 31, 2007 and 2006, respectively. Under accounting rules, the PSO is a hybrid security consisting of a host loan instrument and an embedded derivative instrument, which is carried at fair value. The change in fair value of the total PSO for the current quarter and six months resulted in income of $10.3 and $9.6, respectively, and income of $1.9 and expense of $1.4 for the same quarter and six months last year, respectively, was recorded in SG&A.

Note 10 - Presentation of financing activities in Statement of Cash Flows
Through March 31, 2006, certain borrowings and repayments under revolving lines of credit were presented separately in the financing section of Energizer's Consolidated Statement of Cash Flows (gross basis). For debt instruments with original maturities of less than 90 days, SFAS No. 95, “Statement of Cash Flows”, permits borrowings and repayments to be netted for presentation in the Consolidated Statement of Cash Flows. Beginning June 30, 2006, Energizer began presenting all borrowings with original maturities of less than 90 days, including those under the aforementioned revolving lines of credit, on a net basis and only borrowings with maturities of 90 days or greater will be presented on a gross basis. Prior year amounts have been changed to conform to the current presentation.

Note 11 - Recently issued accounting pronouncements
On October 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. There were no accounting changes for the six months ended March 31, 2007.

On October 1, 2006, the Company adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140” (SFAS 155). SFAS 155 permits, among other things, an election to record hybrid financial instruments that contain an embedded derivative at fair value rather than bifurcating the instrument for accounting purposes, as required by previous standards. The Company has elected such treatment for its PSO. See Footnote 9 for further information on financial instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value.  If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective at the beginning of the Company’s fiscal 2009.  The Company has not yet determined the impact, if any, that SFAS 159 will have on its Consolidated Financial Statements.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (SAB 108) which provides interpretive guidance on how registrants should quantify misstatements when evaluating the materiality of financial statement errors. SAB 108 also provides transition accounting and disclosure guidance for situations in which a material error existed in prior period financial statements by allowing companies to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for the Company in fiscal 2007. The Company has not completed assessing the impact that SAB 108 will have on the Consolidated Financial Statements.

In 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the treatment of uncertain income tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements. FIN 48 is effective for the Company on October 1, 2007. The Company has not completed assessing the impact that FIN 48 will have on the Consolidated Financial Statements.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations,
and Quantitative and Qualitative Disclosures About Market Risk

Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended March 31, 2007 were $66.6, or $1.18 per basic share and $1.14 per diluted share compared to $50.0, or $0.81 per basic share and $0.78 per diluted share for the same quarter last year. For the six months, net earnings were $188.9, or $3.35 per basic share and $3.23 per diluted share compared to $170.5, or $2.67 per basic share and $2.57 per diluted share for the same quarter last year. The current quarter and six months results include provisions for ongoing restructuring in Europe of $3.0 and $5.3, after taxes, or $0.05 and $0.09 per share, respectively. The prior year six months results include provisions for ongoing restructuring in Europe of $3.1, after taxes, or $0.05 per basic and diluted share.

For the quarter and six month periods, net sales increased in absolute dollars $101.4 and $178.2, respectively. On a constant currency basis sales increased 13% and 9% for the quarter and six months, respectively, with increases in all three segments. See the comments on sales by segment in the Segment Results section below.

Gross profit increased $38.5, or 13% for the quarter and $61.3, or 8% for the six months with improvements in all segments. On a constant currency basis, gross profit dollars increased 9% for the quarter and 5% for the six months with North America Battery and Razor and Blades segments accounting for the increase. Gross profit percentage declined 1.5 percentage points to 47.4% for the current quarter and six months primarily due to higher zinc and other material costs, particularly in the International Battery segment. See the comments on gross profit by segment in the Segment Results section below.

Looking forward, zinc, and to a lesser extent, nickel, copper and other material costs will continue significantly above last years rates for at least the remainder of 2007. The Company’s current sales and cost forecasts indicate material costs will be $40 to $45 unfavorable for the remainder of the fiscal year for both battery segments combined, compared to the same period last year. Implemented price increases in most markets will offset the majority of the higher cost.

Selling, general and administrative (SG&A) expense increased $8.9, or 6% in the quarter and $19.8, or 7% for the six months with increases in all segments with currency accounting for approximately 2.5% of the increase in both periods. SG&A expense as a percent of sales was 20.3% and 17.8% in the current quarter and six months, compared to 22.1% and 18.6% in the same quarter and six months last year, respectively.

Advertising and promotion (A&P) expense increased $2.8 in the current quarter with currencies accounting for $2.0 of the total spending increases in International Battery and Razors and Blades partially offset by a slight decrease for North America Battery. For the six months, A&P expense increased $8.2, or 6% including currency of $3.6 and spending increases in all segments, but primarily North America Battery. A&P expense as a percent of sales was 8.8% and 8.9% in the current quarter and six months, compared to 9.8% and 9.5% in the same quarter and six months last year, respectively.

Looking forward, planned A&P expense in the last half of the fiscal year is not dramatically above the same period last year, but is skewed to the third quarter in both businesses and will likely result in a year-over-year earnings decline in the third quarter.

Research and development (R&D) expense was basically flat in the current quarter and increased 2% for the six months. R&D expense as a percent of sales was 2.4% and 2.0% in the current quarter and six months, compared to 2.8% and 2.2% in the same quarter and six months last year, respectively.

Segment Results
Operations for the Company are managed via three major segments - North America Battery (U.S. and Canada battery and lighting products), International Battery (rest of world battery and lighting products) and Razors and Blades (global razors, blades and related products). The Company reports segment results reflecting all profit derived from each outside customer sale in the region in which the customer is located. Research and development costs for the battery segments are combined and included in the Total Battery segment results. Research and development costs for Razors and Blades are included in that segment’s results. Segment performance is evaluated based on segment operating profit exclusive of general corporate expenses, share-based compensation costs, costs associated with major restructuring, integration or business realignment and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the battery and razors and blades businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and environmental activities, and in most countries outside the U.S., combined sales forces and management.

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters and six months ended March 31, 2007 and 2006.

North America Battery

	Quarter ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Net sales	$266.5	$218.9	$683.0	$614.7
Segment profit	$67.4	$51.4	$178.5	$166.3

Net sales for the current quarter increased $47.6, or 22% primarily due to higher volume of $34.5 and favorable pricing and mix of $13.4. Energizer Max unit sales increased 22% in the quarter, significantly higher than the 7% estimated retail consumption. The remainder of the unit increase reflects an abnormally low post holiday retail inventory destocking this year compared to an abnormally high level of destocking in the same quarter last year. Lithium batteries grew in excess of 30% while rechargeables and chargers experienced a 15% growth rate. Overall pricing and product mix was favorable reflecting general price increases implemented in January 2007, as well as a favorable comparison to an unusually poor sales mix in the prior year’s March quarter. Net sales for the current six months increased $68.3, or 11% primarily due to higher sales volume of $42.4 and favorable pricing and mix of $24.8. For the current six months, Energizer Max unit sales increased 1% while retail consumption increased approximately 3%, as high second quarter volumes offset nearly all of the volume lost to high retail inventory contraction in the first quarter of fiscal 2007.

Gross profit increased $18.0 for the quarter and $22.8 for the six months, as higher sales were partially offset by higher product cost, primarily due to the increased cost of zinc. Product cost rate in the current quarter and six months was unfavorable $10.9 and $19.6, respectively, compared to the same periods last year as material cost increases of $12.2 and $24.1, respectively, were partially offset by other reductions.

Segment profit increased $16.0 for the current quarter as the higher gross profit was partially offset by higher SG&A spending of $3.3. For the six months, segment profit increased $12.2 as the higher gross profit was partially offset by higher SG&A spending of $5.9 and higher A&P spending of $4.6.

The United States (U.S.) retail battery category is defined as household batteries (alkaline, carbon zinc, lithium and rechargeable) and specialty batteries. The U.S. retail battery category increased by 7% in dollars for the 12 weeks ending March 24, 2007, versus the same period last year. Retail consumption of Energizer’s products increased 13% in dollars for the same period. Energizer estimates its share of the total retail category was approximately 39% for the quarter.  We believe our products in the retail pipeline are generally at appropriate levels as of the end of March.

International Battery

	Quarter ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Net sales	$230.0	$196.9	$537.2	$467.4
Segment profit	$34.1	$36.5	$101.9	$103.2

Net sales for the quarter increased $33.1, or 17%. Absent $10.0 of favorable currency impacts, sales increased 12% due to higher volumes of $16.6 and favorable pricing and product mix of $6.5. For the six months, net sales increased $69.8, or 15%, with favorable currency accounting for $21.1 of the increase. On a constant currency basis, sales increased 10%, primarily on higher volumes in all areas totaling $42.0 and favorable pricing and product mix of $6.6. Higher prices, primarily in Asia and Latin America were partially offset by unfavorable product mix in Europe

Gross profit increased $5.5 and $11.4 for the quarter and six months, respectively, including $8.0 and $16.9 of favorable currency impacts, respectively. Absent currencies, gross profit declined $2.5 and $5.5 for the quarter and six months, respectively, as the benefit of higher sales was more than offset by higher product cost of $16.5 in the quarter and $29.0 in the six months, primarily attributable to higher zinc and other material costs of $14.0 and $26.3 for the quarter and six months.

For the quarter and six months, segment profit declined $2.4 and $1.3, respectively, including $5.5 and $12.0 of favorable currency in those same respective periods. Absent currency, segment profit declined $7.9 for the quarter and $13.3 for the six months on higher SG&A spending, lower gross profit, and for the quarter higher A&P.

Razors and Blades

	Quarter ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Net sales	$234.4	$213.7	$469.9	$429.8
Segment profit	$50.0	$35.8	$105.6	$82.4

Razor and Blades sales for the quarter increased $20.7, including $6.8 of favorable currency translation. On a constant currency basis, sales increased 7%. New products launched in the quarter contributed approximately $18 in sales, with the introduction of Quattro Disposable in the U.S. and Intuition Plus in Europe. Last year’s March quarter included approximately $30 of sales related to new product introductions in a number of markets. Excluding the impacts of currency and initial product launches, sales increased 14% with contribution from women’s and men’s Quattro systems, Intuition and disposables, partially offset by declines in legacy products. For the six months, sales increased $40.1, including $12.8 of favorable currency translation. Excluding the impacts of currency and initial product launches discussed above, sales increased 10% with contribution from women’s and men’s Quattro systems, disposables and Intuition, partially offset by declines in legacy products.

Segment profit increased $14.2 for the quarter, reflecting the contribution of higher sales, lower product costs and lower selling expenses as a result of the restructuring in Europe. For the six months, segment profit increased $23.2, primarily due to the contribution of higher sales and currency of $2.7.

Overall share of the wet shave category in primary markets was 20.2% for the year ending February 2007, basically flat with the previous year, as the Razors and Blades segment held share in face of significant competitive activity.

General Corporate and Other Expenses

	Quarter ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

General Corporate Expenses	$20.1	$23.9	$42.8	$45.4
Restructuring and Related Charges	4.5	-	7.9	4.7
General Corporate and Other Expenses	$24.6	$23.9	$50.7	$50.1
% of total net sales	3.4%	3.8%	3.0%	3.3%

General Corporate Expenses
General corporate expenses decreased $3.8 for the quarter and $2.6 for the six months as higher stock-based compensation expense was more than offset by lower project costs and legal expenses.

Restructuring and Related Charges
Total pre-tax charges related to the Company’s European restructuring projects were $4.5 in the current quarter comprised of exit costs of $1.5 and $3.0 for other costs related to the project, which consist of training, systems integration, relocation and other activities. For the six months, charges related to those same projects were $7.9, which included exit costs of $2.5 and $5.4 for other costs related to the project, which consist of training, systems integration, relocation and other activities. Of the total costs, $4.2 and $7.3 for the current quarter and six months, respectively, was recorded in SG&A expense and the rest was recorded in Cost of Products Sold.  Cost savings of $15 to $17 are expected in fiscal 2007, of which approximately $7 has been realized in the first six months.  It is expected that the projects will result in $19 to $24 of annualized cost savings once fully implemented in fiscal 2008.

In the six months ending March 31, 2006, the Company recorded $4.7 of restructuring and related charges. These charges consisted of exit costs charged to SG&A expense representing employee severance. See Footnote 2 to the Condensed Financial Statements for information on the accruals for these plans.

Interest Expense and Other Financing Costs
Interest expense increased $4.9 and $12.2 for the quarter and six months, respectively, on higher average borrowings, resulting from share repurchases and higher interest rates. Other net financing items were favorable $2.4 and $6.2 for the quarter and six months, respectively, primarily due to higher interest income in both periods. Additionally, the current six months included exchange gains compared to exchange losses in the same period a year ago.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 31.0% for both quarter and six month periods presented.

Outlook
Looking forward, battery material costs continue above historical levels. Based on current sales and cost forecasts, product costs are expected to be unfavorable $40 to $45 for the last half of fiscal 2007, compared to the same period last year. Implemented price increases in most markets will offset the majority of the higher cost. Planned advertising and promotional expense in the last half of the fiscal year is not dramatically above the same period last year but skewed to the third quarter in both businesses and will likely result in year-over-year earnings decline in the third quarter.

Liquidity and Capital Resources
Cash flow from operations is the primary funding source for operating needs and capital investments. Cash flow from operations was $266.3 at March 31, 2007, an increase of $20.3 from the same period last year, in line with increased earnings. Lower cash flow from collection of accounts receivable was more than offset by liquidation of inventory, changes in current liabilities and other items. At March 31, 2007, working capital was $838.4, compared to $708.2 at September 30, 2006 and $557.0 at March 31, 2006. The increase in working capital from September 30, 2006 was primarily due to higher cash and cash equivalents on hand in the current period. Working capital increased $281.4 when comparing the current period to March 31, 2006, primarily due to higher cash and cash equivalents and receivables, partially offset by higher other current liabilities.

Capital expenditures were $31.9 at March 31, 2007 and $36.7 at March 31, 2006. Full year capital expenditures are estimated to be approximately $105 for 2007. Capital expenditures for the current and prior year quarter were funded by cash flow from operations.

The Company purchased approximately 0.8 million shares of its common stock during the six months ended March 31, 2007, with none in the current quarter, leaving 8.0 million shares remaining on the current authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

The Company’s total borrowings were $1,725.4 at March 31, 2007, $240.4 of which is tied to variable interest rates (primarily LIBOR). An increase in the applicable short-term rates of one full percentage point would increase annualized pre-tax financing costs by $2.4.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s total indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined by the most restrictive facility agreement) generally cannot be greater than 3.5 to 1, and the ratio of its current year EBIT to total interest expense must exceed 3.0 to 1 (as defined by the facility agreement). Energizer’s ratio of total indebtedness to its EBITDA was 2.8 to 1, and the ratio of its EBIT to total interest expense was 5.5 to 1 as of March 31, 2007. Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that covenant violations resulting in acceleration of maturity is unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

A summary of Energizer’s significant contractual obligations at March 31, 2007 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,663.0	$135.0	$385.0	$413.0	$730.0

Interest on long-term debt	411.5	82.8	146.9	99.0	82.8

Operating leases	52.0	14.8	19.8	11.1	6.3

Total	$2,126.5	$232.6	$551.7	$523.1	$819.1

The Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of the normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of March 31, 2007, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk
The Company uses raw materials that are subject to price volatility. Hedging instruments are used by the Company, as it desires, to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. At March 31, 2007, the fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $21.9, recorded in Accumulated Other Comprehensive Loss in the Condensed Balance Sheet. Contract maturities for these hedges extend into fiscal year 2009.

During the current quarter, the Company discontinued hedge accounting treatment for some of its contracts, most of which were settled or unwound during the quarter.  These contracts no longer met the accounting requirements of a cash flow hedge because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period.  The pre-tax losses on these hedges of $2.3 were recorded in Cost of Products Sold in the current quarter.  See Footnote 9 to the Condensed Financial Statements for additional information.

The Company holds a net-cash settled prepaid share option (PSO) with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities. The fair market value of the PSO, is included in other current assets and was $45.7 and $31.5 at March 31, 2007 and 2006, respectively. Under accounting rules, the PSO is a hybrid security consisting of a host loan instrument and an embedded derivative instrument. The change in fair value of the total PSO for the current quarter and six months resulted in income of $10.3 and $9.6, respectively, and income of $1.9 and expense of $1.4 for the same quarter and six months last year, respectively, was recorded in SG&A.

Recently Issued Accounting Pronouncements
See discussion in Footnote 11 to the Consolidated Financial Statements.

Forward-Looking Statements
Statements in the Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-Q that are not historical, particularly statements regarding the anticipated increase in material costs for the last half of fiscal 2007, the offsetting impact of the Company’s implemented price increases, the level, timing and impact of planned advertising and promotion expenses for the remainder of the fiscal year, growth in the retail battery category, retail consumption of Energizer’s battery products, Energizer’s share of the retail battery category, the level of Energizer products in the retail pipeline, and Razors and Blades’ share of the wet shave category in major markets, the Company's estimated cost savings from European restructuring projects, the Company's effective tax rate, estimated capital expenditures for fiscal 2007, future repurchases of shares of the Company’s common stock, the likelihood of acceleration of the Company’s debt covenants, the anticipated impact of purchase obligations or termination penalties on results of operations, financial position or liquidity position, and the anticipated adequacy of cash flows and the Company’s ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The impact of material cost increases could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control. Higher than anticipated product cost increases, competitive promotional activity, or pricing or promotional demands from retailer customers, could limit the effectiveness of implemented price increases during the second half of the fiscal year. The level and timing of anticipated advertising and promotional spending during the rest of the fiscal year could be impacted by competitive promotional activity, as well as by Company cash flows and competing strategic opportunities. Energizer’s estimates of battery category value growth, retail consumption of its battery products, Energizer and SWS market share, and retailer inventory levels, are based solely on limited data available to the Company and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market.  Estimates of costs savings from the Company's restructuring projects may be impacted by a number of factors, including limits on available efficiencies, unforeseen integration complexities, and greater than anticipated ongoing operating expenses associated with the combined operations.  The Company’s effective tax rate for the year could be impacted by legislative or regulatory changes by federal, state and local, and foreign, taxing authorities, as well as by the profitability or losses of the Company’s various subsidiary operations in both high-tax and low-tax countries. Decreases in available cash flows, credit limitations, changes in corporate strategy or objectives, potential acquisitions or capital expenditures, or other alternative uses for available cash, and stock market fluctuations could cause the Company’s management to terminate or freeze its stock repurchase program. The Company’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. The Company’s estimation of the impact of existing contractual purchase obligations and termination penalties on results of operations, financial position or liquidity position could be impacted by significant material price changes or economic conditions mandating early termination. Unforeseen fluctuations in levels of Energizer operating cash flows, or inability to maintain compliance with its debt covenants could also limit Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents, including the Company’s Registration Statement on Form 10, its annual report on Form 10-K for the year ended September 30, 2006, its quarterly report on Form 10-Q for the period ended December 31, 2006, and its Current Report on Form 8-K dated April 25, 2000.

Item 4. Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of March 31, 2007, the end of the Company’s second fiscal quarter of 2007, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s second fiscal quarter of 2007 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

No shares of common stock were purchased during the quarter ending March 31, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders

Energizer held its Annual Meeting of Shareholders on January 22, 2007, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2010. The results of that meeting were disclosed in the Company’s Quarterly Report on Form 10Q for the quarter ended December 31, 2006.

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

Date: May 4, 2007