Form 10-Q
period 2007-06-30
ENERGIZER HOLDINGS INC
filed 2007-07-27
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

YES:___      NO: X

 Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 20, 2007:

                              56,959,657

 PART I -                      FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net sales	$800.0	$734.9	$2,490.1	$2,246.8

Cost of products sold	421.5	377.5	1,311.1	1,150.2

Gross profit	378.5	357.4	1,179.0	1,096.6

Selling, general and administrative expense	155.5	152.0	456.1	432.8
Advertising and promotion expense	111.5	100.9	262.7	243.9
Research and development expense	17.4	21.7	51.0	54.7
Interest expense	22.6	19.8	69.4	54.4
Other financing items, net	(5.1)	1.1	(10.6)	1.8

Earnings before income taxes	76.6	61.9	350.4	309.0

Income tax provision	14.1	10.6	99.0	87.2

Net earnings	$62.5	$51.3	$251.4	$221.8

Basic earnings per share	$1.10	$0.86	$4.44	$3.55
Diluted earnings per share	$1.06	$0.83	$4.30	$3.44

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$62.5	$51.3	$251.4	$221.8
Other comprehensive income, net of tax
Foreign currency translation adjustments	11.2	18.8	40.6	24.8
Minimum pension liability change, net of tax of
$0.2 and $0.5 for the quarter and nine
months ended June 30, 2007, respectively
and $0.4 and $0 for the quarter and nine
months ended June 30, 2006, respectively	(0.4)	(1.0)	(1.2)	(0.1)
Deferred gain/(loss) on hedging activity, net of tax
of $(2.6) and $4.1 for the quarter and nine
months ended June 30, 2007	6.1	-	(9.1)	-
Total comprehensive income	$79.4	$69.1	$281.7	$246.5

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Condensed)
(Dollars in millions--Unaudited)

	June 30,	September 30,	June 30,
	2007	2006	2006
Assets

Current assets
Cash and cash equivalents	$340.3	$134.3	$66.0
Trade receivables, less allowance for doubtful
accounts of $10.3, $10.9 and $12.3, respectively	743.8	699.6	639.2
Inventories	551.8	553.9	539.9
Other current assets	263.5	247.3	224.9
Total current assets	1,899.4	1,635.1	1,470.0

Property at cost	1,558.9	1,524.5	1,522.0
Accumulated depreciation	(923.1)	(864.6)	(857.3)
	635.8	659.9	664.7

Goodwill	373.1	364.5	363.5
Intangible assets	311.2	306.7	306.4
Other assets	163.8	166.4	162.0

Total	$3,383.3	$3,132.6	$2,966.6

Liabilities and Shareholders Equity

Current liabilities
Current maturities of long-term debt	$160.0	$85.0	$10.0
Notes payable	63.7	63.6	146.1
Accounts payable	195.2	246.6	184.6
Other current liabilities	553.3	531.7	471.0
Total current liabilities	972.2	926.9	811.7

Long-term debt	1,482.0	1,625.0	1,550.0

Other liabilities	431.2	368.3	377.6

Shareholders equity

Common stock	1.0	1.0	1.0
Additional paid in capital	979.5	950.2	938.2
Retained earnings	1,307.1	1,073.2	1,046.3
Treasury stock	(1,762.2)	(1,754.2)	(1,694.0)
Accumulated other comprehensive loss	(27.5)	(57.8)	(64.2)
Total shareholders equity	497.9	212.4	227.3

Total	$3,383.3	$3,132.6	$2,966.6

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash flow from operations
Net earnings	$251.4	$221.8
Non-cash items included in income	118.0	113.4
Other, net	5.9	(14.9)
Operating cash flow before changes in working capital	375.3	320.3
Changes in current assets and liabilities used in operations	(33.1)	(55.8)
Net cash flow from operations	342.2	264.5

Cash flow from investing activities
Capital expenditures	(52.6)	(59.5)
Proceeds from sale of assets	2.2	0.3
Other, net	1.8	(1.5)
Net cash used by investing activities	(48.6)	(60.7)

Cash flow from financing activities
Net increase/(decrease) in debt with original maturities
of 90 days or less	(75.0)	300.5
Cash payments debt maturities 90 days or greater	(10.0)	(15.0)
Common stock purchased	(53.0)	(518.9)
Proceeds from issuance of common stock	25.8	8.6
Excess tax benefits from share-based payments	20.6	2.9
Other, net	-	(3.8)
Net cash used by financing activities	(91.6)	(225.7)

Effect of exchange rate changes on cash	4.0	3.4

Net increase in cash and cash equivalents	206.0	(18.5)

Cash and cash equivalents, beginning of period	134.3	84.5

Cash and cash equivalents, end of period	$340.3	$66.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007
(Dollars in millions, except per share data – Unaudited)

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

Note 1 – Segment note
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

Segment sales and profitability for the quarter and nine months ended June 30, 2007 and 2006, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006

Net Sales
North America Battery	$303.8	$275.7	$986.8	$890.4
International Battery	244.0	214.2	781.2	681.6
Total Battery	547.8	489.9	1,768.0	1,572.0
Razors and Blades	252.2	245.0	722.1	674.8
Total Net Sales	$800.0	$734.9	$2,490.1	$2,246.8

	For the quarter ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006

Profitability
North America Battery	$69.8	$61.4	$248.3	$227.7
International Battery	40.8	37.3	142.7	140.5
R&D Battery	(8.3)	(9.1)	(25.8)	(25.9)
Total Battery	102.3	89.6	365.2	342.3
Razors and Blades	20.7	28.4	126.3	110.8
Total segment profitability	$123.0	$118.0	$491.5	$453.1

General corporate and other expenses	(27.6)	(33.8)	(78.3)	(83.9)
Amortization	(1.3)	(1.4)	(4.0)	(4.0)
Interest and other financial items	(17.5)	(20.9)	(58.8)	(56.2)
Total earnings before income taxes	$76.6	$61.9	$350.4	$309.0

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales by Product Line	2007	2006	2007	2006
Alkaline Batteries	$326.5	$299.5	$1,079.4	$982.5
Other Batteries and Lighting Products	161.6	133.5	496.9	407.3
Carbon Zinc Batteries	59.7	56.9	191.7	182.2
Razors and Blades	252.2	245.0	722.1	674.8
Total Net Sales	$800.0	$734.9	$2,490.1	$2,246.8

Note 2– Business realignment
Total pre-tax charges related to the Company’s European restructuring projects were $3.2 in the current quarter comprised of exit costs of $0.7 and $2.5 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  For the nine months, charges related to those same projects were $11.1, which included exit costs of $3.2 and $7.9 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  Of the total costs, $3.0 and $10.3 for the current quarter and nine months, respectively, were recorded in SG&A expense and the rest were recorded in Cost of Products Sold.

In the quarter and nine months ending June 30, 2006, the Company recorded $12.3 and $17.0, respectively, of restructuring and related charges. These include exit costs of $10.5 and $15.2 in the quarter and nine months ended June 30, 2006, respectively.  These exit costs are reflected in SG&A expense and represent employee severance, contract terminations and other exit costs, as well as $1.8 for other costs associated with the project for the same periods.

The exit cost liability for these projects is as follows:

	Total Severance	Contract Terminations	Other Exit Costs	Total Exit Costs
Balance at October 1, 2006	$17.4	$3.0	$1.7	$22.1
Provision	2.0	1.2	-	3.2
Activity	(16.9)	(2.5)	(1.4)	(20.8)
Balance at June 30, 2007	$2.5	$1.7	$0.3	$4.5

Note 3 – Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $6.6 and $18.4 for the current quarter and nine months, respectively, and $3.9 and $11.8 for the same quarter and nine months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statement of Earnings for share-based compensation arrangements was $2.4 and $6.7 for the current quarter and nine months, respectively, and $1.5 and $4.4 for the same quarter and nine months last year, respectively.

Restricted Stock Equivalents (RSE)
In October 2006, the Board of Directors approved two grants of RSE.  First a grant for 303,000 shares was awarded to key senior management and consists of two pieces: 1) 25% of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2009 fiscal year contingent upon the Company’s compound annual growth in earnings per share (CAGR) for the three year period ending on September 30, 2009.  If a CAGR of 10% is achieved, an additional 25% of the grant vests.  The remaining 50% will vest in its entirety only if the Company achieves a CAGR at or above 15%, with smaller percentages of that remaining 50% vesting if the Company achieves a CAGR between 11% and 15%.  The total award expected to vest is amortized over the vesting period.  The second grant was awarded to key employees and included approximately 108,225 shares that vest ratably over four years.  The weighted-average grant date fair value of the new awards are $73.68 per share.

Note 4 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period.  Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2007 and 2006, respectively.

(shares in millions)	Quarter Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Numerator
Net earnings for basic and dilutive earnings per share	$62.5	$51.3	$251.4	$221.8

Denominator
Weighted-average shares for basic earnings per share	56.7	59.9	56.6	62.5

Effect of dilutive securities
Stock options	1.4	1.6	1.3	1.6
Restricted stock equivalents	0.6	0.5	0.5	0.4
Total dilutive securities	2.0	2.1	1.8	2.0
Weighted-average shares for diluted earnings per share	58.7	62.0	58.4	64.5

Basic earnings per share	$1.10	$0.86	$4.44	$3.55

Diluted earnings per share	$1.06	$0.83	$4.30	$3.44

Note 5 – Inventories

	June 30,	September 30,	June 30,
	2007	2006	2006
Inventories
Raw materials and supplies	$66.9	$75.4	$72.8
Work in process	111.7	117.8	126.5
Finished products	373.2	360.7	340.6
Total inventories	$551.8	$553.9	$539.9

Note 6 – Goodwill and intangibles
The following table sets forth goodwill by segment as of the periods reflected.  Changes in the carrying amount of goodwill for all periods are due to fluctuations in foreign currency exchange rates.

	June 30, 2007	September 30, 2006	June 30, 2006
North America Battery	$24.7	$24.7	$24.7
International Battery	15.3	14.5	14.1
Razors and Blades	333.1	325.3	324.7
Total Goodwill	$373.1	$364.5	$363.5

Total amortizable intangible assets other than goodwill at June 30, 2007 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.5	$(5.5)	$7.0
Technology and patents	36.0	(14.5)	21.5
Customer-related	8.8	(3.9)	4.9
	57.3	(23.9)	33.4

The Company has indefinite-lived and amortizable intangibles.  The carrying amount of indefinite-lived trademarks and tradenames is $273.1 at June 30, 2007, an increase of $7.3 from September 30, 2006 and an increase of $8.0 from June 30, 2006, respectively. Changes in indefinite-lived trademarks and tradenames are all currency related.  The Company also had pension related intangibles of $4.7 at June 30, 2007, $4.4 at September 30, 2006 and $3.4 at June 30, 2006, respectively.  Changes in the pension related intangible are currency related.  Estimated amortization expense for amortizable intangible assets is $5.4 each for the years ending September 30, 2007 and 2008 and $5.0 for each year ending September 30, 2009 through 2011.

Note 7 – Pension Plans and Other Postretirement Benefits
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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Service cost	$7.0	$6.2	$21.1	$18.5
Interest cost	10.1	9.4	30.1	28.1
Expected return on plan assets	(13.0)	(12.4)	(39.0)	(36.8)
Amortization of prior service cost	(0.3)	0.1	(1.1)	-
Amortization of unrecognized net loss	1.5	1.5	4.5	4.5
Amortization of transition obligation	-	0.1	0.1	0.1
Net periodic benefit cost	$5.3	$4.9	$15.7	$14.4

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.7	0.7	2.1	2.1
Expected return on plan assets	-	-	(0.1)	(0.1)
Amortization of prior service cost	(0.5)	(0.6)	(1.6)	(1.8)
Amortization of unrecognized net loss	(0.1)	-	(0.2)	-
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

For the nine months ended June 30, 2007, $9.6 in pension contributions and $1.6 in postretirement contributions have been made by the Company.  The Company expects to contribute $12.5 to its pension plans and $3.2 to its other postretirement plans for the fiscal year 2007.

Note 8 – Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2007 under its July 2006 authorization from the Board of Directors.  This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 8.0 million remained at June 30, 2007.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 9 – Financial Instruments
The Company uses raw materials that are subject to price volatility.  Hedging instruments are used by the Company as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under FAS 133 as cash flow hedges.  At June 30, 2007, the fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $13.2.  Realized gains and losses are reflected as adjustments to the cost of the raw materials.  Over the next twelve months, approximately $10.9 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings.  For hedge ineffectiveness, gains of $1.0 and losses of $1.4 were recorded directly to Cost of Products Sold for the current quarter and nine month period, respectively.  Contract maturities for these hedges extend into fiscal year 2009.

During the current nine months, the Company discontinued hedge accounting treatment for some of its contracts, most of which were settled or unwound during the nine months.  These contracts no longer met the accounting requirements of a cash flow hedge because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period.  The pre-tax losses on these hedges of $2.3 were recorded in Cost of Products Sold.

The Company holds a net-cash settled prepaid share option (PSO) with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities tied to the Company’s stock.  The fair market value of the PSO, is included in other current assets and was $53.3 and $34.8 at June 30, 2007 and 2006, respectively.  Under accounting rules, the PSO is a hybrid security consisting of a host loan instrument and an embedded derivative instrument, which is carried at fair value.  The change in fair value of the total PSO for the current quarter and nine months resulted in income of $7.6 and $17.2, respectively, and income of $3.3 and $1.9 for the same quarter and nine months last year, respectively, was recorded in SG&A.

Note 10 – Recently issued accounting pronouncements
On October 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  There were no accounting changes for the nine months ended June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit pension and a postretirement plan as an asset or liability in its statement of financial position.  The changes in funded status in that year are required to go through other comprehensive income.  Additional disclosure will also be required on certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  SFAS 158 is effective for the Company at the end of fiscal 2007.  We currently estimate that the impact of SFAS 158 will have a modest net favorable impact on net benefit plan liabilities and shareholders’ equity.

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (SAB 108) which provides interpretive guidance on how registrants should quantify misstatements when evaluating the materiality of financial statement errors.  SAB 108 also provides transition accounting and disclosure guidance for situations in which a material error existed in prior period financial statements by allowing companies to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption.  SAB 108 is effective for the Company in the fourth quarter of fiscal 2007.  The Company has not completed assessing the impact that SAB 108 will have on the Consolidated Financial Statements.

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

Note 11 – Subsequent event
On July 12, 2007, the Company and Playtex Products, lnc. (Playtex) signed a definitive agreement by which the Company will acquire Playtex for $18.30 per share in cash plus the assumption of Playtex debt.  The transaction is expected to close in the fall of 2007.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and
Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(Dollars in millions, except per share data)

Quarter Results
Net earnings for Energizer Holdings, Inc. (the Company) for the quarter ended June 30, 2007 were $62.5, or $1.10 per basic share and $1.06 per diluted share compared to $51.3, or $0.86 per basic share and $0.83 per diluted share for the same quarter last year.  The current quarter results include provisions for ongoing restructuring in Europe of $2.3 after taxes, or $0.04 per share, offset by $7.8, or $0.13 per share of favorable previously unrecognized tax benefits related to prior years’ foreign losses and adjustments to reduce prior year tax accruals.  The prior year quarter results include provisions for ongoing restructuring in Europe of $7.9 after taxes, or $0.13 per share, offset by favorable adjustments to prior years’ tax accruals of $8.6, or $0.14 per diluted share.

For the quarter, net sales increased $65.1 in absolute dollars.  On a constant currency basis, net sales increased $47.1, or 6%, with increases primarily in the battery segments.  See the comments on sales by segment in the Segment Results section below.

Gross profit increased $21.1, or 6% for the quarter with improvements in the battery segments.  On a constant currency basis, gross profit dollars increased 2% for the quarter with North America Battery accounting for the majority of the increase.  Gross profit percentage declined 1.3 percentage points to 47.3% for the current quarter primarily due to the Razors and Blades segment.  The battery segments' gross margin percentage declined slightly as the negative impact of zinc and other material cost increases was nearly offset by favorable currency impact and product mix.  See the comments by segment in the Segment Results section below.

Looking forward, zinc, and to a lesser extent, nickel, copper and other material costs will continue significantly above last year’s rates for at least the remainder of 2007.  The Company’s current sales and cost forecasts indicate costs will be $20 to $22 unfavorable for the remainder of the fiscal year for both battery segments combined, compared to the same period last year.  Implemented price increases in most markets will offset the majority of the higher cost.

Selling, general and administrative (SG&A) expense increased $3.5, or 2% in the quarter with currency accounting for $3.9 of the increase.  Absent currency, SG&A expense was basically flat due to lower general corporate expenses and restructuring expenses, offset by higher spending in International Battery.  SG&A expense as a percent of sales was 19.4% in the current quarter, compared to 20.7% in the same quarter last year as sales increased faster than SG&A costs.

Advertising and promotion (A&P) expense increased $10.6 in the current quarter with currencies accounting for $2.9 of the total.  The increase was primarily in the Razor and Blades segment reflecting launch support for Quattro Disposable in the U.S.  A&P expense as a percent of sales was 13.9% in the current quarter, compared to 13.7% in the same quarter last year.

Research and development (R&D) expense decreased $4.3 in the current quarter due to lower spending in the Razors and Blades segment, which related to a one-time investment project last year.  R&D expense as a percent of sales was 2.2% in the current quarter, compared to 3.0% in the same quarter last year.

Year-to-date Results
Net earnings for the Company for the nine months ended June 30, 2007 were $251.4, or $4.44 per basic share and $4.30 per diluted share compared to $221.8, or $3.55 per basic share and $3.44 per diluted share for the same quarter last year.  The current nine month results include provisions for ongoing restructuring in Europe of $7.6 after taxes, or $0.13 per share, offset by the aforementioned adjustment to tax accruals.  The prior year nine month results include provisions for ongoing restructuring in Europe of $11.0, after taxes, or $0.17 per diluted share, offset by favorable adjustments to reduce prior years’ tax accruals of $8.6, or $0.13 per diluted share.

For the nine months, net sales increased $243.3 in absolute dollars and $190.3, or 8%, on a constant currency basis, with increases in all three segments.  See the comments on sales by segment in the Segment Results section below.

Gross profit increased $82.4, or 8% with improvements in all three segments.  On a constant currency basis, gross profit dollars increased $42.7 with increases in the North America Battery and Razors and Blades segments.  Gross profit percentage declined 1.5 percentage points to 47.3% for the current period primarily due to higher zinc and other material costs, particularly in the International Battery segment.

Selling, general and administrative (SG&A) expense increased $23.3, or 5%, for the nine months with currency accounting for $10.6 of the increase.  Absent currency, SG&A expense increased $12.7 due to higher spending in both battery segments, partially offsetting lower restructuring expenses.  SG&A expense as a percent of sales was 18.3% in the current period, compared to 19.3% in the same period last year.

Advertising and promotion (A&P) expense increased $18.8 with currencies accounting for $6.5 of the total.  Spending increased in Razors and Blades and North America Battery.  A&P expense as a percent of sales was 10.5% in the current period, compared to 10.9% in the same period last year.

Research and development (R&D) expense decreased $3.7 due to the aforementioned one-time investment project in the Razors and Blades segment.  R&D expense as a percent of sales was 2.0% in the current period, compared to 2.4% in the same period last year.

Subsequent Event
On July 12, 2007, the Company and Playtex Products, lnc. (Playtex) signed a definitive agreement by which the Company will acquire Playtex for $18.30 per share in cash plus the assumption of Playtex debt.  The transaction is expected to close in the fall of 2007.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters and nine months ended June 30, 2007 and 2006.

North America Battery
	Quarter ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Net sales	$303.8	$275.7	$986.8	$890.4
Segment profit	$69.8	$61.4	$248.3	$227.7

Net sales for the quarter increased $28.1, or 10%, due to higher volume contributing $13.5 and favorable pricing and product mix adding $13.9.  Energizer Max units increased 1% while lithium and rechargeable batteries and chargers grew approximately 30%.  Overall pricing and product mix was favorable reflecting general price increases implemented in January 2007.

Gross profit for the quarter increased $11.1 as the higher sales were partially offset by higher product costs.  Overall product cost rate for the quarter was unfavorable $13.3 due to higher material costs.  Segment profit increased $8.4 as higher gross profit was partially offset by higher A&P of $1.9 and higher selling expenses.

The United States (U.S.) retail battery category is defined as household batteries (alkaline, carbon zinc, lithium and rechargeable) and specialty batteries.  The U.S. retail battery category increased by 3% in dollars for the 12 weeks ending June 16, 2007, versus the same period last year, as price increases and consumers trading up to premium and performance brands were partially offset by declines in hurricane preparedness sales in the southeastern U.S.  Retail consumption of Energizer’s products increased 7% in dollars for the same period.  Energizer’s growth is a result of a continued focus on brand and category building activities including more effective merchandising and product mix management, and shifting price-oriented promotions to more profitable events in line with our published minimum advertised price program.  Non-promoted Energizer Max sales were up 14% in the quarter while promoted sales were down 8%, as reported by A.C.Nielsen (A.C.N.). As a result, non-promoted volume across Energizer’s total battery portfolio reached nearly 70% of total battery sales within the A.C.N. measured universe in the current quarter, our highest level in the last two years and the highest among major battery brands.

For the nine months, sales increased $96.4, or 11%, primarily due to higher sales volumes and favorable pricing and product mix.  For the current nine months, Energizer Max unit sales increased 1%.  Lithium batteries, rechargeable batteries and chargers grew in excess of 30%.  Higher pricing reflects the impact of prior year price increases in the first fiscal quarter as well as the aforementioned 2007 increase and lower levels of promotional spending on Energizer Max.

Gross profit increased $33.8 for the nine months as higher sales were partially offset by higher product costs, primarily due to the increased cost of zinc.  Product cost in the current period was unfavorable $32.9 compared to the same period last year as material cost increases of $37.3 were partially offset by other cost reductions earlier in the year.  Segment profit increased $20.6, or 9%, as higher gross profit was partially offset by higher advertising and higher SG&A expenses.

International Battery
	Quarter ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Net sales	$244.0	$214.2	$781.2	$681.6
Segment profit	$40.8	$37.3	$142.7	$140.5

Net sales for the quarter were $244.0, an increase of $29.8, or 14%.  Absent $11.3 of favorable currency impacts, sales increased 9% due to higher volumes of $13.7 and favorable pricing and product mix of $4.8, primarily in Asia and Latin America.

Gross profit increased $10.8, including $9.9 of favorable currency impacts.  Absent currencies, the contribution of higher volume and pricing was nearly offset by a higher product cost rate of $9.1 of which $6.4 related to higher zinc and other material costs.  Segment profit for the quarter increased $3.5 in absolute dollars but declined $3.4 excluding currency impacts due to higher SG&A spending of $4.4.

For the nine months, net sales increased $99.6, or 15%, with favorable currency accounting for $32.4 of the increase.  On a constant currency basis, sales increased 10%, primarily on higher volumes in all areas and favorable pricing and product mix in Asia and Latin America, partially offset by unfavorable product mix in Europe for the first half of the year.

Gross profit increased $22.3 in absolute dollars, but declined $4.4 on a constant currency basis, as the impact from higher volume and pricing was more than offset by $38.1 of unfavorable product cost, which included $32.7 of raw material costs.  Segment profit increased $2.2 in absolute dollars but declined $16.7 excluding currency impacts due to higher SG&A spending of $11.6, in addition to the gross profit impact.

Razors and Blades
	Quarter ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Net sales	$252.2	$245.0	$722.1	$674.8
Segment profit	$20.7	$28.4	$126.3	$110.8

Razor and blade sales for the quarter were $252.2, an increase of $7.2 compared to the same quarter last year, with currencies accounting for $6.1 of the increase.  Initial launch sales of new products in the current quarter were approximately $3 compared to approximately $10 in the same quarter last year.  Excluding the impacts of currency and initial product launches, sales increased 3% driven by a significant increase in disposable sales, partially offset by increased coupons and other promotions.

Gross profit for the quarter declined $2.9 in absolute dollars and $6.5 on a constant currency basis due to higher promotions recorded in the net sales line, primarily related to disposables.

Segment profit declined $7.7, or 27%, on the lower gross margin and increased A&P expense, partially offset by lower research and development of $3.5.  The higher A&P was in support of Quattro Disposable, which was launched in the second quarter of 2007.

For the nine months, sales increased $47.3, including $18.9 of favorable currency impacts.  Initial launch sales of new products in the current nine months were approximately $23 compared to approximately $40 in the same period last year.  Absent currency and initial product launches discussed above, sales increased 7% due to Quattro systems, disposables and Intuition, partially offset by declines in legacy products.  Segment profit increased $15.5, primarily on the contribution of higher sales, the aforementioned favorable research and development comparison and favorable currency of $2.5, partially offset by higher A&P expenses.

Overall share of the wet shave category in primary markets was 20.1% for the year ended May 2007, and basically flat with the previous year, as the Razors and Blades segment held share in the face of significant competitive activity.

General Corporate and Other Expenses
	Quarter ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

General Corporate Expenses	$24.4	$21.5	$67.2	$66.9
Restructuring and Related Charges	3.2	12.3	11.1	17.0
General Corporate and Other Expenses	$27.6	$33.8	$78.3	$83.9
% of total net sales	3.5%	4.6%	3.1%	3.7%

General Corporate Expenses
General corporate expenses decreased $2.9 for the quarter as higher stock-based compensation expense was more than offset by lower project costs.  For the nine months, general corporate expenses were essentially flat, as higher stock-based compensation expense was offset by lower project costs and legal expenses.

Restructuring and Related Charges
Total pre-tax charges related to the Company’s European restructuring projects were $3.2 in the current quarter comprised of exit costs of $0.7 and $2.5 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  For the nine months, charges related to those same projects were $11.1, which included exit costs of $3.2 and $7.9 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  Of the total costs, $3.0 and $10.3 for the current quarter and nine months, respectively, was recorded in SG&A expense and the rest was recorded in Cost of Products Sold.  Cost savings of $16 to $18 are expected in fiscal 2007, of which approximately $12 has been realized in the first nine months.  It is expected that the projects will result in $21 to $24 of annualized cost savings once fully implemented in fiscal 2008.

In the quarter and nine months ending June 30, 2006, the Company recorded $12.3 and $17.0, respectively, of restructuring and related charges. These include exit costs of $10.5 and $15.2 in the quarter and nine months ended June 30, 2006, respectively.  These exit costs are reflected in SG&A expense and represent employee severance, contract terminations and other exit costs, as well as $1.8 for other costs associated with the project for the same periods.  See Footnote 2 to the Condensed Financial Statements for information on the accruals for these plans.

Interest Expense and Other Financing Costs
Interest expense increased $2.8 and $15.0 for the quarter and nine months, respectively, on higher average borrowings, resulting from share repurchases and higher interest rates.  Other net financing items were favorable $6.2 and $12.4 for the quarter and nine months, respectively, primarily due to higher interest income and exchange gains compared to exchange losses in the same period a year ago.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 18.4% and 28.3% for the current quarter and nine month periods, respectively, compared to 17.1% and 28.2% for the same quarter and nine month periods last year, respectively.  The current quarter and nine months include $4.3 of favorable previously unrecognized tax benefits related to prior years’ foreign losses in Mexico and $3.5 of adjustments to reduce prior year tax accruals.  Adjustments to reduce prior year tax accruals of $8.6 were recorded in the same quarter and nine month periods last year. The current quarter includes an adjustment necessary to bring the nine month tax rate to the estimated full year rate.

Excluding the items discussed above, the rate for the current quarter and nine months is 30.5%, respectively, compared to 31.0% in both the quarter and nine month periods last year.

Liquidity and Capital Resources
Cash flow from operations is the primary funding source for operating needs and capital investments.  Cash flow from operations was $342.2 at June 30, 2007, an increase of $77.7 from the same period last year, in line with increased earnings.  Lower cash flow from collection of accounts receivable was more than offset by liquidation of inventory, changes in current liabilities and other items.  At June 30, 2007, working capital was $927.2, compared to $708.2 at September 30, 2006 and $658.3 at June 30, 2006.  The increase in working capital from September 30, 2006 was primarily due to higher cash and cash equivalents on hand in the current period.  Working capital increased $268.9 when comparing the current period to June 30, 2006, primarily due to higher cash and cash equivalents and receivables, partially offset by higher other current liabilities.

Capital expenditures were $52.6 at June 30, 2007 and $59.5 at June 30, 2006.  Capital expenditures for the current and prior year quarter were funded by cash flow from operations.

The Company purchased approximately 0.8 million shares of its common stock during the nine months ended June 30, 2007, with none in the current quarter, leaving 8.0 million shares remaining on the current authorization.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

The Company’s total borrowings were $1,705.7 at June 30, 2007, $230.7 of which is tied to variable interest rates (primarily LIBOR).  An increase in the applicable short-term rates of one full percentage point would increase annualized pre-tax financing costs by $2.3.

Under the terms of Energizer’s debt facilities, the ratio of Energizer’s indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters.  In addition, the ratio of its current year EBIT to total interest expense must exceed 3.0 to 1.  Energizer’s ratio of indebtedness to its EBITDA was 2.7 to 1, and the ratio of its EBIT to total interest expense was 5.4 to 1 as of June 30, 2007.   Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings.  The Company believes that covenant violations resulting in acceleration of maturity is unlikely.  The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

A summary of Energizer’s significant contractual obligations at June 30, 2007 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$1,642.0	$160.0	$395.0	$457.0	$630.0
Interest on long-term debt	380.8	82.3	138.3	90.8	69.4
Operating leases	44.2	12.9	17.5	9.2	4.6
Total	$2,067.0	$255.2	$550.8	$557.0	$704.0

The Company has contractual purchase obligations for future purchases, which generally extend one to three months.  These obligations are primarily purchase orders at fair value that are part of the normal operations and are reflected in historical operating cash flow trends.  In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination.  As of June 30, 2007, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

As previously discussed, the Company has entered into a definitive agreement to acquire Playtex subject to certain conditions and contingencies.  The acquisition will require approximately $1,900 for purchase of all outstanding shares of Playtex, assumption or repayment of outstanding Playtex debt and other transaction costs.  In addition to cash on hand and debt facilities currently in place, the Company will need to secure additional financing of $1,200 to $1,400.  The Company believes it will be able to obtain such financing at similar risk spreads of existing credit facilities and will be able to maintain the debt facility ratios described above.

The Company believes that, prior to and following the acquisition of Playtex, cash flows from operating activities and periodic borrowings will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk
The Company uses raw materials that are subject to price volatility.  Hedging instruments are used by the Company as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under FAS 133 as cash flow hedges.  At June 30, 2007, the fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $13.2.  Contract maturities for these hedges extend into fiscal year 2009.

During the current nine months, the Company discontinued hedge accounting treatment for some of its contracts, most of which were settled or unwound during the nine months.  These contracts no longer met the accounting requirements of a cash flow hedge because it was probable that the original forecasted transactions will not occur by the end of the originally specified time period.  The pre-tax losses on these hedges of $2.3 were recorded in Cost of Products Sold.

See Footnote 9 to the Condensed Financial Statement for additional information.

The Company holds a net-cash settled prepaid share option (PSO) with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities tied to the Company’s stock.  The fair market value of the PSO, is included in other current assets and was $53.3 and $34.8 at June 30, 2007 and 2006, respectively.  Under accounting rules, the PSO is a hybrid security consisting of a host loan instrument and an embedded derivative instrument, which is carried at fair value.  The change in fair value of the total PSO for the current quarter and nine months resulted in income of $7.6 and $17.2, respectively, and income of $3.3 and $1.9 for the same quarter and nine months last year, respectively, was recorded in SG&A.

Recently issued accounting pronouncements
See discussion in Footnote 10 to the Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements
Statements in this Quarterly Report on Form 10Q that are not historical, particularly statements regarding anticipated 4th quarter material cost increases and the impact of the Company’s implemented price increases in offsetting those higher product costs, the anticipated closing date for the Company’s acquisition of Playtex Products, Inc., growth in the retail battery category, retail consumption of Energizer’s battery products, Energizer’s share of the retail battery category, as well as its share of the wet shave category in primary markets, Energizer’s effective tax rate, anticipated cost savings from European restructuring, future repurchases by the Company of its common stock, the likelihood of violation of the Company’s existing debt covenants, its ability to obtain financing for its acquisition of Playtex at similar risk spreads, and without violating existing debt covenants, and the adequacy of cash flows pre- and post- acquisition to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.  The impact of product cost increases could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control. Higher than anticipated product cost increases, competitive promotional activity, or pricing or promotional demands from retailer customers, could limit the effectiveness of implemented price increases in future periods. The anticipated closing of the acquisition of Playtex Products, Inc. could be impacted by failure to obtain regulatory approvals and other conditions required for closing, or the inability to obtain the approval of Playtex's shareholders. Energizer’s estimates of battery category value trends, retail consumption of its battery products on a volume basis, battery and razor and blades market share, and retailer inventory levels are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. The Company’s effective tax rate for the year could be impacted by legislative or regulatory changes by federal, state and local, and foreign, taxing authorities, as well as by the profitability or losses of the Company’s various subsidiary operations in both high-tax and low-tax countries. Estimates of costs savings from the Company's restructuring projects may be impacted by a number of factors, including limits on available efficiencies, unforeseen integration complexities, and greater than anticipated ongoing operating expenses associated with the combined operations. Unanticipated changes in the borrowing markets or unanticipated demands of lenders could impact the Company’s ability to obtain financing for the acquisition of Playtex at risk spreads similar to its current financing. The Company’s debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities. Unforeseen fluctuations in levels of Energizer and, post-acquisition, Playtex operating cash flows, or inability to maintain compliance with the Company’s debt covenants could also limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The Company does not undertake any obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including Energizer’s Registration Statement on Form 10, its annual report on Form 10-K for the Year ended September 30, 2006, its quarterly reports on Form 10-Q for the quarters ended December 31, 2006, and March 31, 2007, and its Current Reports on Form 8-K dated April 25, 2000 and July 13, 2007.

Item 4.    Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of June 30, 2007, the end of the Company’s third fiscal quarter of 2007, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s third fiscal quarter of 2007 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.—Risk Factors

On July 12, 2007, the Company and Playtex Products, Inc. ("Playtex") signed a definitive agreement pursuant to which the Company agreed to acquire all of the outstanding shares of Playtex at a price of $18.30 per share, and would assume all of the outstanding debt of Playtex.  The transaction is subject to regulatory approval, and to approval of the shareholders of Playtex. Execution of the definitive agreement, and the anticipated consummation of the transaction create additional risk factors for the Company.

The anticipated closing of the acquisition in the fall of 2007 could be impacted by failure to obtain regulatory or shareholder approval.  Unanticipated changes in the borrowing markets or unanticipated demands of lenders could impact the Company's ability to obtain financing for the acquisition of Playtex at risk spreads similar to its current financing.  The Company's debt to EBITDA ratio could increase beyond acceptable levels if EBITDA earnings levels decrease or if cash flow needs are greater than anticipated, resulting in a breach of the ratio covenant and consequent default on its existing debt facilities.  Unforeseen fluctuations in levels of Energizer and, post-acquisition, Playtex operating cash flows, or inability to maintain compliance with the Company's debt covenants could also limit Energizer's ability to meet future operating expenses and liquidity requirements, fund capital expenditures, or service its debt as it becomes due.  Following closing, risks include failure to integrate the businesses successfully, or a longer than anticipated time frame for integration, the possibility that the revenues, growth prospects, synergies and cost savings, and any other benefits expected from the acquisition may not be fully realized or may take longer to realize than expected, and the risk that disruptions to the businesses of either company could result in revenue or earnings declines, or harm relationships with customers, employees or suppliers.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

No shares of common stock were purchased during the quarter ending June 30, 2007.

Item 6—Exhibits

The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of July 13, 2007.

2.1	Agreement and Plan of Merger among Energizer Holdings, Inc., ETKM, Inc. and Playtex Products, Inc.
99.1	Stockholder Agreement by and among Energizer Holdings, Inc. and the individuals and other parties listed therein.

The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

31(i)	Section 302 Certification of Chief Executive Officer.
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

By:
Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer

Date:  July 27, 2007