Form 10-K
period 2007-09-30
ENERGIZER HOLDINGS INC
filed 2007-11-29
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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
Yes:      No: X

State the aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on March 31, 2007 the last day of the Registrant’s most recently completed second quarter: $4,524,093,777.

(Excluded from these figures is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on November 19, 2007: 57,381,620.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2007 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated November 29, 2007 (Part III of Form 10-K).

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

     On March 28, 2003, Energizer completed the acquisition of the Schick-Wilkinson Sword business of Pfizer, Inc. Schick-Wilkinson Sword is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products, which currently includes the “Quattro” for Women, “Intuition”, “Lady Protector” and “Silk Effects Plus” women’s shaving systems and the “Quattro”, “Xtreme 3” and “Protector” men’s shaving systems, as well as the “Quattro”, “Xtreme 3”,and “ST Slim Twin” disposables, has been well-known for over 75 years, with a reputation for high quality and innovation in shaving technology. Schick-Wilkinson Sword products are sold in more than 135 countries.

     On October 1, 2007, after the end of its most recent fiscal year, Energizer completed the acquisition of all of the outstanding stock of Playtex Products, Inc., a leading manufacturer and marketer of well-recognized branded consumer products, including “Playtex” feminine care products, “Playtex” infant care products, “Diaper Genie” diaper disposal systems, “Wet Ones” pre-moistened towelettes, “Banana Boat” and “Hawaiian Tropic” sun care products, and “Playtex” gloves.

     Energizer’s subsidiaries operate 23 manufacturing and packaging facilities in 14 countries on five continents, and employs over 3,700 employees in the United States and 11,100 in foreign jurisdictions. Its recently acquired Playtex subsidiaries operate 8 manufacturing and packaging facilities in the United States, and employ approximately 1,550 employees in the United States and approximately 60 in foreign jurisdictions.

Principal Products

     Energizer’s subsidiaries manufacture and/or market a complete line of primary lithium, alkaline and carbon zinc batteries, miniature batteries, specialty photo lithium batteries, rechargeable batteries, and flashlights and other lighting products. Energizer believes it has one of the industry’s most extensive product lines, with leading products in three major categories: household batteries, including the premium, performance and price segments; specialty batteries; and lighting products.

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

     Energizer’s Schick-Wilkinson Sword wet shave business, acquired in 2003, manufactures and markets a range of razor systems (i.e. razor handle with refillable blades) and disposable shave products for men and women in all major global markets, as well as shaving products such as lotions and shaving creams. It currently holds the #2 position globally in the wet shave industry. In the spring of 2003, Schick-Wilkinson Sword introduced the “Intuition” women’s shaving system, a revolutionary system containing a skin-conditioning solid which lathers when wet, as well as a pivoting triple bladed razor, and in September of 2003, it introduced the “Quattro” men’s shaving system, the world’s first four-bladed razor, with conditioning strips and an ergonomically designed handle. Since those introductions it has continued to develop enhancements and improvements, launching “Quattro for Women” in 2005, and “Intuition Plus” and “Quattro for Women GO!” in 2006, and in men’s shaving systems, the “Quattro Power” battery-powered system in 2005, and “Quattro Titanium” and “Quattro” disposables in 2006.

     Playtex Products, Inc. is a major competitor in three business categories – feminine care, skin care and infant care. In feminine care, for over twenty years, Playtex has been the second largest selling tampon brand overall in the United States, and maintains a leadership position in the higher growth plastic applicator and deodorant segments. The tampon category has become more competitive in recent years including substantial new product innovation and increased levels of promotional activity. Playtex offers plastic applicator tampons under the “Playtex Gentle Glide” and “Playtex Sport” brands, and “Playtex” Personal Cleansing Cloths, which is the number one brand in pre-moistened towelettes for use in feminine hygiene.

     In skin care, Playtex offers sun care products under the leading brands of “Banana Boat” and “Hawaiian Tropic”, which it acquired in the spring of 2007. These brands, on a combined basis, make Playtex the dollar market share leader in the U.S. sun care category. Playtex also offers “Wet Ones” pre-moistened towelettes, the leader in the hands and face wipes category, and “Playtex” household gloves.

     In infant care, Playtex offers disposable feeding systems and reusable bottles in addition to nipples and other complementary products marketed under the “Playtex” Baby brand. Playtex also offers cups and mealtime products, including bowls, utensils and placemats. Playtex is the U.S. dollar market share leader in the infant feeding category. Playtex also offers a line of pacifiers, including the “Ortho-Pro” and “Binky” pacifiers. Its “Diaper Genie” brand of diaper disposal systems leads the U.S. category.

Sources and Availability of Raw Materials

     The principal raw materials used in Energizer’s businesses - electrolytic manganese dioxide, zinc, silver, nickel, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, zinc, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, for wet shave products, and certain naturally derived fibers, resin-board plastics and certain chemicals for the Playtex product lines, - are sourced on a regional or global basis. Although the prices of zinc and nickel, in particular, has fluctuated in the past year, Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time. Energizer, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

     Energizer’s management has extensive experience in purchasing raw materials in the commodity markets. From time to time, management has taken positions in various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

     Energizer’s battery and lighting products and wet shave products, as well as Playtex’ products, are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the United States, the direct sales team for batteries has been reorganized into a Customer Management Team focused on key business accounts in several categories, including food, mass merchandise and specialty. Since October 1, 2007, the Playtex and Schick sales forces in the United States have been combined to form a team focused on Energizer’s personal care product lines. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

     Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, through 2007, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer’s sales. For fiscal year 2007, this customer accounted for, in the aggregate, approximately 18.8% of Energizer’s sales.

Patents, Technology and Trademarks

     Energizer’s operating subsidiaries own a number of trademarks which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include “Eveready”, “Energizer”, “Energizer e2”, "Energizer Max", “Energizer UltraPlus”, “Energizer Ultimate”, “Schick”, “Wilkinson Sword”, “Intuition”, “Quattro”, “Xtreme 3”, “Protector”, “Lady Protector”, the Energizer Bunny and the Energizer Man character. Playtex Products, Inc., a wholly-owned subsidiary of Energizer as of October 1, 2007, owns royalty-free licenses in perpetuity to the “Playtex” and “Living” trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products. Playtex also owns rights to a number of U.S., Canadian and foreign trademarks that are important to its business, including “Banana Boat”, “Hawaiian Tropic”, “Binky”, “Diaper Genie”, “Drop-Ins”, “First Sipster”, “Gentle Glide”, “Sport”, “Get on the Boat”, “HandSaver”, “Insulator”, “Insulator Sport”, “NaturaLatch”, “Natural Shape”, “Ortho Pro”, “Quick Straw”, “QuikBlok”, “Sipster”, “Sport”, “VentAire”, and “Wet Ones”.

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

     As of September 30, 2007, Eveready Battery Company, Inc., a subsidiary of Energizer, owned (directly or beneficially) approximately 521 unexpired United States patents which have a range of expiration dates from October 2007 to January, 2026, and had approximately 273 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Eveready also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2007, Eveready owned (directly or beneficially) approximately 1,206 foreign patents and had approximately 726 patent applications pending in foreign countries. A subsidiary of Playtex Products, Inc. and its subsidiaries also own various U.S., Canadian and foreign patents, and has filed numerous patent applications in those jurisdictions, related to certain of its products and their method of manufacture. These patent rights expire at varying times and include, but are not limited to: plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children’s drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, and breast pump products.

     Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Energizer cannot be certain that its subsidiaries were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

Seasonality

     The battery business tends to be seasonal, with large purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during late summer and autumn. In addition, natural disasters can create conditions that drive exceptional needs for portable power and spike battery sales. The wet shave business does not exhibit significant seasonal variability.

     Customer orders for the sun care products of Playtex Products, Inc. are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months.

Competition

     The battery and the wet shave businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

     Energizer competes in the domestic and global battery markets, which have been, in the past, high growth markets. Higher-performance primary and rechargeable batteries have been growing at a faster rate than lower-performing batteries. Energizer’s principal battery competitors in the United States are Duracell International, Inc., a subsidiary of Procter & Gamble Company, and Spectrum Brands, Inc. Private-label sales by large retailers have also been growing in significance in some parts of the world. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

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

     The markets for Playtex Products, Inc.’s products are also highly competitive, characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Its competitors consist of a large number of domestic and foreign companies, including Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Schering-Plough and Johnson& Johnson in skin care, and Gerber, a division of The Nestle Corporation, and Dorel Industries, Inc., in infant care.

     Energizer has a significant market position in most geographic markets in which its businesses compete.

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

     It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $12.5 million for estimated liabilities at September 30, 2007, should not be material to the business or financial condition of the Company.

     Certain products of Playtex Products, Inc. are subject to regulation under the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act. It is also subject to regulation by the Federal Trade Commission with respect to the content of its advertising, its trade practices and other matters. Playtex is also subject to regulation by the U.S. Food and Drug Administration (“FDA”) in connection with its manufacture and sale of tampons, certain sun care products and antibacterial hands and face wipes.

     The FDA is responsible for setting testing requirements and labeling standards related to the ability of sunscreen products to protect against ultraviolet rays (“UVA”). The FDA has been considering changes to these monograph requirements for a period of time. It is likely that a final ruling on this matter will result in new UVA testing requirements and subsequent labeling changes related to the sun protection factor, or SPF rating, as well as other labeling claims. It is anticipated that the FDA may take action on this matter in the near future. If implemented, the final rules would likely result in new testing requirements and revised labeling for the “Banana Boat” and “Hawaiian Tropic” product lines, as well as competitors’ products, within one year after issuance of the new rules. Energizer is not able to estimate the costs of complying with these changes at this time.

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

Other Matters

     The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Battery Business Overview, Razors and Blades Business Overview, and Acquisition of Playtex Products, Inc. (Playtex)” on pages 10 and 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Financial Results” on page 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 14 and 15, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Seasonal Factors” on page 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results, and Segment Results” on pages 11 through 14, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results - Research and Development” on page 11, “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information” on pages 40 through 42 of the Energizer Holdings, Inc. 2007 Annual Report, are hereby incorporated by reference.

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

Energizer operates in highly competitive industries.

     The battery industry and the wet-shave industry, as well as the feminine care, skin care and infant care industries of Playtex, are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and limited retail shelf space. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer’s ability to compete effectively may be affected by a number of factors:

  Energizer’s primary competitor in batteries and wet shave products, as well as a significant competitor in feminine care products, The Procter & Gamble Company, has substantially greater financial, marketing and other resources, and greater market share, than Energizer does, as well as significant scale and negotiating leverage with retailers.
  Energizer’s competitors, in the industries in which it competes, may have lower production, sales and distribution costs, and higher profit margins, than Energizer, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives.
  Loss of key retail customers to competitors may erode Energizer’s market share.

     The battery, wet shave, feminine care, skin care and infant care industries have been notable for the pace of innovations in product life, product design and applied technology. Energizer and its competitors have made, and continue to make, investments in research and development with the goal of further innovation. If competitors introduce new or enhanced products that significantly outperform Energizer’s, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to Energizer’s, Energizer may be unable to compete successfully in the market segments affected by these changes.

Continuing increases in raw material costs could erode Energizer’s profit margins, which could harm operating results.

     Increases in the prices of raw materials such as zinc, nickel and steel could significantly affect our profit margins. In particular, during 2006 and 2007 we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Energizer has attempted to address these cost increases through cost reduction programs and price increases for its products. If price increases continue to occur, they may not be fully offset by these measures, which could harm Energizer’s financial condition and operating results.

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
  the possibility of expropriation, confiscatory taxation or price controls;
  adverse changes in local investment or exchange control regulations;
  political instability, government nationalization of business or industries, government corruption, and civil unrest.

Energizer’s acquisition of Playtex was very significant to it, and the anticipated benefits of the acquisition could be impacted by a number of risks specific to the Playtex businesses, as well as by risks related to the integration process.

     The process of integrating the Playtex operations into Energizer’s operations could result in unforeseen operating difficulties, absorb significant management attention, and require significant financial resources that would otherwise be available for the ongoing development or expansion of Energizer’s existing operations or debt reduction. Anticipated synergies could take longer to achieve or be significantly less than anticipated, and business restructuring, job eliminations and business disruptions associated with those synergies could result in revenue or earnings declines or negatively impact relationships with customers, employees or suppliers of the Playtex businesses or Energizer’s wet shave business. Because Energizer assumed all liabilities of the Playtex businesses, unknown, unforeseen, or larger than estimated liabilities associated with the operation of those businesses prior to the acquisition could become significant to Energizer.

     Many of the products of Playtex are subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the Food and Drug Administration continues to result in increases in the amounts of required testing and documentation. The regulatory agencies with purview over the operations of Playtex businesses have administrative powers that may result in such actions as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases it may be deemed advisable for Energizer to initiate product recalls. Potential health risks caused by certain Playtex products could also result in significant product liability claims or consumer complaints. These potential regulatory actions and claims could materially restrict or impede the operations of Playtex and adversely affect its operating results. Other risks and considerations include:

  the negative impact of unfavorable weather conditions, given that, in accordance with industry practice Playtex customers may return unsold sun care products at the end of the season under certain circumstances, and such product returns may be higher than average in years when the weather is unseasonably cool or wet; and
  the possibility that third party manufacturers, which produce a significant portion of certain Playtex products, could discontinue production with little or no advance notice, or experience problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints;

In order to complete the acquisition of Playtex and refinance existing Playtex indebtedness, Energizer took on substantial debt, which could impair its financial condition.

     Although Energizer believes that its cash flows will allow it to quickly reduce its outstanding debt, its current debt level is in excess of $3 billion as a result of its financing of the Playtex acquisition. Unforeseen fluctuations in post-acquisition operating cash flows or inability to maintain compliance with debt covenants, including Energizer’s debt to EBITDA ratio, could result in a breach of the ratio covenants and consequent default on existing debt facilities. Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures or service debt as it becomes due could also be impacted. The degree of Energizer’s indebtedness could have other adverse consequences, including:

  Energizer’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, share repurchases, general corporate purposes or other purposes could be impaired;
  A significant portion of Energizer’s cash from operations could be dedicated to the payment of interest on its debt, which could reduce the funds available for operations;
  The level of our debt could leave Energizer vulnerable in a period of significant economic downturn; and;
  Energizer may not be financially able to withstand significant and sustained competitive pressures.

In addition, the descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Battery Business Overview, Razors and Blades Business Overview, and Acquisition of Playtex Products, Inc. (Playtex)” on pages 10 and 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 14 and 15, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Inflation” on page 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Environmental Matters” on page 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions” on pages 15 and 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Critical Accounting Policies” on pages 16 and 17, and “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Forward-Looking Information” on page 18, of the Energizer Holdings, Inc. 2007 Annual Report, are hereby incorporated by reference.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Properties

     A list of Energizer’s principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2007, alkaline manufacturing facilities were utilized on average 72%, based on an essentially 100% 7/24 mode. Energizer’s carbon zinc facilities were utilized on average at approximately 62%. Wet shave products manufacturing facilities were utilized, on average, at approximately 75% of capacity.

BATTERY PRODUCTS

North America	Asia
Asheboro, NC (2)	Bogang, People’s Republic of China (1)
Bennington, VT	Cimanggis, Indonesia
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Johor, Malaysia
Maryville, MO	Jurong, Singapore
St. Albans, VT	Mandaue Cebu, Philippines
Walkerton, Ontario, Canada (5)	Tianjin, People’s Republic of China
Westlake, OH (3)
Africa
Europe	Alexandria, Egypt
La Chaux-de-Fonds, Switzerland	Nakuru, Kenya (4)
Tanfield Lea, U.K. (1)

WET SHAVE PRODUCTS

North America	Europe
Milford, CT	Solingen, Germany

South America	Asia
Caracas, Venezuela (1)	Guangzhou, People’s Republic of China

PLAYTEX FACILITIES

North America
Dover, DE (7)	Ormond Beach, FL
Sidney, OH (8)	Allendale, NJ (1)(3)

ADMINISTRATIVE AND
EXECUTIVE OFFICES
St. Louis, Missouri (1)
Westport, CT (1)(6)
Mississauga, Ontario, Canada (1)

In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased (2) Two plants (3) Research facility (4) Less than 20% owned interest (5) Bulk packaging or labeling (6) Playtex facility (7) Three facilities, one of which is leased (8) Two facilities, one of which is leased

Item 3. Legal Proceedings

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

Item 4a Executive Officers Of The Registrant.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2007.

Ward M. Klein - Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 52.

Joseph McClanathan - President and Chief Executive Officer, Energizer Battery since January, 2004 (His title was changed to President and Chief Executive Officer, Energizer Household Products in November, 2007). Prior to his current position, he served as President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 55.

David P. Hatfield – President and Chief Executive Officer, Schick-Wilkinson Sword since April, 2007. (His title was changed to President and Chief Executive Officer, Energizer Personal Care in November, 2007.) Prior to his current position, he served as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, Vice President, North American and Global Marketing, from 1999 to 2004, and as Vice President, Europe, Marketing, from 1997 to 1999. Age: 47.

Daniel J. Sescleifer - Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 45.

Gayle G. Stratmann - Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 51.

Peter J. Conrad - Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 47.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Energizer's common stock ("ENR Stock") is listed on the New York Stock Exchange. As of September 30, 2007, there were approximately 13,000 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for the ENR Stock for the period from October 1, 2005 to September 30, 2007. No dividends were declared or paid on the ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2008.

Market Price Range

	FY2006	FY2007
First Quarter	$46.12 - $56.75	$65.46 - $80.44
Second Quarter	$49.08 - $57.31	$71.19 - $88.34
Third Quarter	$49.19 - $60.29	$84.68 - $102.00
Fourth Quarter	$53.79 - $71.99	$87.64 - $114.18

     There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

     No shares of common stock were purchased during the quarter ended September 30, 2007.

     The Stock Performance Graph appearing on page 4 of the Energizer Holdings, Inc. 2007 Annual Report is hereby incorporated by reference.

Item 6. Selected Financial Data.

     The “ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION” appearing on page 19 of the Energizer Holdings, Inc. 2007 Annual Report is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 18, and the information appearing under "ENERGIZER HOLDINGS, INC - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 40 through 42, of the Energizer Holdings, Inc. 2007 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions" on pages 15 and 16 of the Energizer Holdings, Inc. 2007 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements of Energizer and its subsidiaries appearing on pages 22 through 42, together with the report thereon of PricewaterhouseCoopers LLP on page 21, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)” on page 43 of the Energizer Holdings, Inc. 2007 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2007, the end of the Company’s 2007 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s fourth fiscal quarter of 2007 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting, appearing on page 20, and the Report of the Independent Registered Public Accounting Firm, appearing on page 21, of the Energizer Holdings, Inc. 2007 Annual Report, are hereby incorporated by reference.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information regarding directors under Information About Nominees and Other Directors on pages 2 through 4, Board of Directors Standing Committees on page 5, and Committee Charters, Governance and Codes of Conduct on page 6, of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated November 29, 2007 is hereby incorporated by reference.

     The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. To the best of the Company’s knowledge, all of the filings for the Company’s executive officers and directors were made on a timely basis in 2007.

     The Company has adopted a code of ethics that is applicable to its executive officers and employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller, and a separate code of ethics applicable to its directors. The Company’s codes of ethics have been posted on the Company’s website at www.energizer.com under “-Codes of Conduct.” In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.

Item 11. Executive Compensation.

     Information appearing under "Executive Compensation" on pages 16 through 51, "Nominating and Executive Compensation Committee Report" on page 54, "Compensation Committee Interlocks and Insider Participation" on page 6, and the information under "Board of Directors Standing Committees" on page 5, and "Director Compensation" on pages 8 through 11 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated November 29, 2007 is hereby incorporated by reference.

     The information contained in “Nominating and Executive Compensation Committee Report” shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 13 and "Common Stock Ownership of Directors and Executive Officers" on pages 14 and 15 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated November 29, 2007 is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity
Compensation Plans as of September 30, 2007

	(a)	(b)	(c)
	Number of	Weighted-average	Number of
	Securities	exercise price of	securities
Plan Category	to be issued upon	outstanding	remaining available
	exercise of	options,	for future issuance
	outstanding	warrants and rights	under equity
	options,		compensation
	warrants and rights		plans (excluding
securities reflected
in column
(a), and as noted
below.)
Equity compensation	2,242,590	$27.74	2,817,822
plans approved by
security holders
Equity compensation	None	NA	None
plans not approved
by security holders
Total	2,242,590	$27.74	2,817,822

Note: in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, as of September 30, 2007, 1,157,480 restricted stock equivalents have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan, Energizer’s only equity compensation plan (other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code). An additional 516,250 restricted stock equivalents have been granted under the terms of that Plan after fiscal year end, 79,944 of the outstanding equivalents as of September 30 have vested and converted into outstanding shares of ENR Stock, and 2,000 of the outstanding equivalents as of that date have subsequently been forfeited and will not convert into outstanding shares of ENR Stock. 1,104,286 of the aggregate equivalents either (i) vest over varying periods of time following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, or (ii) have already vested but conversion into shares of ENR Stock has been deferred, at the election of the recipient, until retirement or termination of employment. An additional 487,500 equivalents granted in 2005, 2006 and 2007 will vest only upon achievement of 3-year performance measures. The number of securities indicated in column (c) reflects not only the exclusion of securities which will be issued upon exercise of outstanding options, warrants and rights, but also the exclusion of securities which will be issued upon conversion of outstanding restricted stock equivalents.

Item 13. Certain Relationships and Related Transactions.

     Information appearing under “Director Independence” on pages 6 through 7, and under “Certain Relationships and Related Transactions” on page 52, of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated November 29, 2007, is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     Information appearing under “Selection of Auditors” on page 12 of the Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement dated November 29, 2007, is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Documents filed with this report:

	a.		Financial statements previously incorporated by reference under Item 8 herein.
		-	Report of Independent Registered Public Accounting Firm.
		-	Consolidated Statement of Earnings -- for years ended September 30, 2007, 2006 and 2005.
		-	Consolidated Balance Sheet -- at September 30, 2007 and 2006.
		-	Consolidated Statement of Cash Flows -- for years ended September 30, 2007, 2006, and 2005.
		-	Consolidated Statement of Shareholders Equity -- at September 30, 2007, 2006 and 2005.
		-	Notes to Financial Statements.

	b.		Exhibits Required by Item 601 of Regulation S-K
			(i)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

				2	Agreement and Plan of Reorganization
				3(i)	Articles of Incorporation of Energizer Holdings, Inc.
				4	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent
				10(v)	Asset Securitization Receivable Purchase Agreement between Energizer Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A.
				10(viii)	Tax Sharing Agreement
				10(xi)	Energizer Holdings, Inc. Incentive Stock Plan*
				10(xii)	Form of Indemnification Agreements with Executive Officers and Directors *
					10(xiii)	Executive Savings Investment Plan*
					10(iv)	Executive Health Insurance Plan*
					10(v)	Executive Long Term Disability Plan*
				10(xvi)	Financial Planning Plan*
				10(xvii)	Executive Group Personal Excess Liability Insurance Plan*
				10(xviii)	Executive Retiree Life Plan*
				10(xix)	Supplemental Executive Retirement Plan*

(ii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2000.

	10(i)	Form of Non-Qualified Stock Option dated May 8, 2000*
	10(ii)	Form of Non-Qualified Stock Option dated May 8, 2000*
	10(iii)	Form of Non-Qualified Stock Option dated May 8, 2000*
	10(iv)	Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*
	10(v)	Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*
	10(vi)	Form of 2000 Restricted Stock Equivalent Award Agreement dated May 8, 2000*

(iii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year Ended September 30, 2000.

	10(i)	Form of Non-Qualified Stock Option dated September 18, 2000*
	10(ii)	Form of 2000 Restricted Stock Equivalent Award Agreement dated September 18, 2000*
	10(iii)	Energizer Holdings, Inc. Non-Qualified Deferred Compensation Plan, as amended September 18, 2000*

(iv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2000.

	10(i)	Form of Non-Qualified Stock Option dated November 20, 2000*
	10(ii)	Form of 2000 Restricted Stock Equivalent Agreement dated November 20, 2000*

(v)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year ended September 30, 2002.

	10(i)	Form of Non-Qualified Stock Option dated September 23, 2002*
	10(ii)	Form of Non-Qualified Stock Option dated September 23, 2002*
	10(iii)	Form of 2000 Restricted Stock Equivalent Award Agreement dated September 23, 2002*

(vi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2002.

	10(i)	Form of Non-Qualified Stock Option dated January 27, 2003*
	10(iii)	Form of 2000 Restricted Stock Equivalent Award Agreement dated January 27, 2003*
	10(vi)	Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc.

(vii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended March 31, 2003.

	10(i)	Form of Non-Qualified Stock Option dated March 17, 2003*
	10(ii)	Form of Non-Qualified Stock Option dated March 28, 2003*

(viii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended June 30, 2003.

	10(ii)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
	10(iii)	Form of Non-Qualified Stock Option dated May 19, 2003*
	10(iv)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
	10(viii)	Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003

(ix)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10K for the Year ended September 30, 2003.

	10(i)	Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003.

(x)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10Q for the Quarter Ended December 31, 2003.

	10(i)	Form of Non-Qualified Stock Option dated January 26, 2004*

(xi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated October 20, 2004.

	10(i)	Form of Non-Qualified Stock Option dated October 19, 2004*
	10(ii)	Form of Restricted Stock Equivalent Award Agreement dated October 19, 2004*

(xii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 10, 2004.

	10(i)	Note Purchase Agreement dated as of November 1, 2004.

(xiii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 16, 2004.

	10(i)	U.S. Syndicated Credit Agreement dated November 16, 2004.

(xiv)	The summaries of material definitive agreements relating to the Company’s 2005 Annual and Long-Term Cash Bonus Award Program, and to its revised director compensation program, set forth in Energizer’s Current Report on Form 8-K dated as of October 19, 2004, are hereby incorporated by reference.

(xv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of a material definitive agreement relating to the annual compensation of the Chief Executive Officer, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated January 14, 2005.

	10(i)	Form of Non-Qualified Stock Option dated January 14, 2005*
	10(ii)	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005*

(xvi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated January 25, 2005.

	10(i)	Form of Non-Qualified Stock Option dated January 25, 2005*
	10(iii)	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy*
	10(iv)	Separation Agreement and General Release with J.P. Mulcahy*

(xvii)	The following exhibit (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of a resolution authorizing personal use of corporate aircraft by certain members of the Board of Directors, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated May 2, 2005.

	10(i)	Form of Change of Control Employment Agreements between the Company and each of the Executive Officers, as amended effective as of May 1, 2005.*

(xviii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated August 24, 2005.

	10(i)	2005 Singapore Credit Facility Agreement.

(xix)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated September 29, 2005.

	10(i)	2005 Note Purchase Agreement dated September 29, 2005.

(xx)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the 2006 Annual and Long-Term Bonus Program and of the annual salaries of the Executive Officers, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated October 11, 2005.

	10(i)	Form of Executive Officer Bonus Plan.*
	10(ii)	Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxi)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated October 17, 2005.

	10(i)	Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the amendment of Energizer’s director compensation program, are hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 7, 2005.

	3(ii)	Amended Bylaws of Energizer Holdings, Inc.

(xxiii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated November 30, 2005.

	10(1)	Form of 2005 Put/Call Order Specification.

(xxiv)	The summary of permitted adjustments to established performance targets under the Company’s 2006 Annual and Long-Term Cash Bonus Award Program set forth in Energizer’s Current Report on Form 8-K dated as of December 14, 2005, are hereby incorporated by reference.*

(xxv)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated July 6, 2006.

	10(1)	2006 Note Purchase Agreement dated July 6, 2006.

(xxvi)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated August 17, 2006.

	10(1)	Form of 2006 Put/Call Order Specification.

(xxvii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the Company’s 2007 Annual and Long-Term Cash Bonus Award Program, and 2007 Executive Officer salaries for its executive officers, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 9, 2006.*

	10(1)	Form of Performance Restricted Stock Equivalent Award Agreement.

(xxviii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the compensation changes for Mr. David Hatfield, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of February 26, 2007.*

	10(1)	Separation Agreement and General Release.

(xxix)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated July 13, 2007.

	2(1)	Agreement and Plan of Merger among Energizer Holdings, Inc., ETKM, Inc., and Playtex Products, Inc. dated July 12, 2007.

(xxx)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated September 14, 2007.

	10(1)	Term Loan Credit Agreement dated September 14, 2007.

(xxxi)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the Company’s 2008 Annual and Long-Term Cash Bonus Award Program, and 2008 Executive Officer salaries for its executive officers, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 10, 2007.*

	10(1)	Form of Performance Restricted Stock Equivalent Award Agreement.

(xxxii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8K dated October 15, 2007.

	10(1)	Form of 2007 Note Purchase Agreement dated October 15, 2007.

(xxxiii)	The summary of adjustments to performance goals under the Company’s 2008 Annual and Two-Year Cash Bonus Award Program, and Performance Restricted Stock Equivalent Awards Agreement granted October 10, 2007 is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of November 21, 2007.*

(xxxiv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

	13	Pages 10 to 43 of the Energizer Holdings, Inc. 2007 Annual Report, which are incorporated herein by reference, are filed herewith
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31(i)	Section 302 Certification of Chief Executive Officer
	31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
	32(i)	Section 1350 Certification of Chief Executive Officer
	32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

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

ENERGIZER HOLDINGS, INC.
By
Ward M. Klein
Chief Executive Officer

Date: November 29, 2007

Signature	Title

/s/ Daniel J. Sescleifer
Daniel J. Sescleifer	Executive Vice President and Chief Financial Officer
/s/ Mark A. Schafale
Mark A. Schafale	Vice President and Controller
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/ William P. Stiritz
William P. Stiritz	Chairman Emeritus of the Board of Directors
/s/ R. David Hoover
R. David Hoover	Director
/s/ John E. Klein
John E. Klein	Director
/s/ Richard A. Liddy
Richard A. Liddy	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ Joe R. Micheletto
Joe R. Micheletto	Director
/s/ Pamela Nicholson
Pamela Nicholson	Director
/s/ John R. Roberts
John R. Roberts	Director
/s/ John C. Hunter
John C. Hunter	Director
/s/ Bill G. Armstrong
Bill G. Armstrong	Director