Form 10-Q
period 2007-12-31
ENERGIZER HOLDINGS INC
filed 2008-02-06
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: __                                          NO: ✓

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on
January 31, 2008:    57,464,014

PART I -                                FINANCIAL INFORMATION

Item 1. Financial Statements.
ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2007	2006

Net sales	$1,189.9	$959.2

Cost of products sold	653.7	505.0

Gross profit	536.2	454.2

Selling, general and administrative expense	195.7	152.5
Advertising and promotion expense	123.7	87.0
Research and development expense	21.4	16.0
Interest expense	46.7	23.8
Other financing items, net	0.4	(2.3)

Earnings before income taxes	148.3	177.2

Income tax provision	45.7	54.9

Net earnings	$102.6	$122.3

Basic earnings per share	$1.79	$2.16
Diluted earnings per share	$1.74	$2.08

STATEMENT OF COMPREHENSIVE INCOME:

Net earnings	$102.6	$122.3
Other comprehensive income, net of tax
Foreign currency translation adjustments	24.2	22.0
Pension/Postretirement activity, net of tax of
$1.0 and $(0.4) in fiscal 2008 and 2007	(1.6)	(0.8)
Deferred (loss)/gain on hedging activity, net of tax
of $(0.5) and $0.6 in fiscal 2008 and 2007	(0.8)	1.2
Total comprehensive income	$124.4	$144.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions--Unaudited)

	December 31,	September 30,
	2007	2007
Assets

Current assets
Cash and cash equivalents	$83.3	$363.2
Trade receivables, less allowance for doubtful
accounts of $12.2 and $9.8, respectively	1,009.8	788.3
Inventories	647.1	582.3
Other current assets	280.6	277.6
Total current assets	2,020.8	2,011.4

Property at cost	1,765.1	1,580.5
Accumulated depreciation	(966.2)	(930.6)
	798.9	649.9

Goodwill	1,216.2	380.1
Intangible assets	1,678.5	310.4
Other assets	204.6	201.2

Total	$5,919.0	$3,553.0

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$161.0	$210.0
Notes payable	298.5	43.0
Accounts payable	248.0	255.6
Other current liabilities	795.7	614.3
Total current liabilities	1,503.2	1,122.9

Long-term debt	2,694.0	1,372.0

Other liabilities	935.6	404.2

Shareholders' equity

Common stock	1.0	1.0
Additional paid in capital	1,005.5	999.0
Retained earnings	1,464.5	1,362.7
Treasury stock	(1,753.4)	(1,755.6)
Accumulated other comprehensive income	68.6	46.8
Total shareholders' equity	786.2	653.9

Total	$5,919.0	$3,553.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2007	2006
Cash flow from operations
Net earnings	$102.6	$122.3
Non-cash items included in income	45.5	43.3
Other, net	1.1	1.5
Operating cash flow before changes in working capital	149.2	167.1
Changes in current assets and liabilities used in operations	(79.9)	(79.4)
Net cash flow from operations	69.3	87.7

Cash flow from investing activities
Capital expenditures	(21.0)	(12.6)
Proceeds from sale of assets	0.2	0.8
Acquisitions, net of cash acquired	(1,882.1)	-
Proceeds from share option	46.0	-
Other, net	0.8	1.5
Net cash used by investing activities	(1,856.1)	(10.3)

Cash flow from financing activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,482.9	-
Cash payments on debt with original maturities greater than 90 days	(180.0)	-
Net increase/(decrease) in debt with original maturities of 90 days or less	202.1	(29.3)
Common stock purchased	-	(53.0)
Proceeds from issuance of common stock	1.1	5.4
Excess tax benefits from share-based payments	2.5	4.9
Net cash from/(used) by financing activities	1,508.6	(72.0)

Effect of exchange rate changes on cash	(1.7)	1.6

Net (decrease)/increase in cash and cash equivalents	(279.9)	7.0

Cash and cash equivalents, beginning of period	363.2	134.3

Cash and cash equivalents, end of period	$83.3	$141.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(Dollars in millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.  These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2007.

Note 1 – Segments
Prior to the acquisition of Playtex Products, Inc. (Playtex), the Company’s operations were managed via three major segments; North America Battery, International Battery and Razors and Blades segments.  During the current quarter, the Company has revised its operating segment presentation.  Operations for the Company are managed via two major segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care).  Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets.  Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the Household Products and Personal Care businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, certain environmental activities, and, in some countries, a combined sales force and management.

The reduction in gross margin associated with the write-up and subsequent sale of inventory acquired in the acquisition of Playtex (the Write-Up) is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the Playtex acquisition.  Such presentation reflects management’s view on how segment results are evaluated.  For further information on the Write-Up, see Note 2.

Historical segment sales and profitability for the quarter ended December 31, 2007 and 2006, respectively, are presented below.  All prior periods have been restated to conform with the current segment presentation.

	For the quarter ended December 31,
	2007	2006

Net Sales
Household Products	$789.8	$723.7
Personal Care	400.1	235.5
Total net sales	$1,189.9	$959.2

Profitability
Household Products	$182.9	$170.5
Personal Care	72.7	55.6
Total segment profitability	$255.6	$226.1

General corporate and other expenses	(30.8)	(26.1)
Acquisition inventory valuation	(25.9)	-
Amortization	(3.5)	(1.3)
Interest and other financial items	(47.1)	(21.5)
Total earnings before income taxes	$148.3	$177.2

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
	2007	2006
Alkaline batteries	$497.4	$460.7
Carbon zinc batteries	67.3	74.8
Other batteries and lighting products	225.1	188.2
Wet Shave	251.6	235.5
Skin Care	45.1	-
Feminine Care	56.8	-
Infant Care	46.6	-
Total net sales	$1,189.9	$959.2

Total assets by segment are presented below:

	December 31,	September 30,
	2007	2007
Household Products	$1,546.1	$1,474.4
Personal Care	1,046.7	664.1
Total segment assets	2,592.8	2,138.5
Corporate	431.5	724.0
Goodwill and other intangible assets	2,894.7	690.5
Total assets	$5,919.0	$3,553.0

Note 2 - Playtex acquisition
On October 1, 2007, the Company acquired all of the issued and outstanding shares of common stock of Playtex at $18.30 per share in cash and simultaneously repaid all of Playtex’s outstanding debt as of that date (the Acquisition) for consideration totaling $1,875.7.  The Company acquired all assets and assumed all liabilities of Playtex.  There are no contingent payments, options or commitments associated with the Acquisition.  In a separate transaction, the Company acquired certain intangible assets related to the Wet Ones brand in the United Kingdom.  Playtex owns the Wet Ones trademark in the United States and Canada.  This is included with the Acquisition in the presentation of the financial impact of the Acquisition presented below.  A summary of consideration paid is as follows:

Short-term borrowings	$175.0
Long-term borrowings	880.2
Borrowing to repay outstanding Playtex debt	590.9
Total consideration from borrowings	1,646.1

Cash used - gross	261.0
Less: Amount paid for deferred financing fees	(7.5)
Less: Amount paid on deposit to collateralize open letters of credit
issued under the terminated Playtex credit agreement	(4.4)
Total consideration from available cash	249.1

Total consideration	$1,895.2

Playtex is a leading North American manufacturer and marketer in the Skin, Feminine and Infant Care product categories, with a diversified portfolio of well-recognized branded consumer products including Banana Boat, Hawaiian Tropic, Wet Ones, Playtex gloves, Playtex tampons, Playtex infant feeding products, and Diaper Genie.  Playtex operates eight manufacturing and packaging facilities in the U.S.   The Acquisition will allow the Company to expand its product portfolio and presence in the Personal Care business, including achieving economies of scale in selling and distribution.  In addition, the Acquisition further diversifies the Company’s product portfolio.

We have determined the preliminary fair values of assets and liabilities acquired for purposes of allocating the purchase price, in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations”.  The purchase price allocation is expected to be finalized in fiscal 2008.  However, the preliminary allocation is presented based on our initial valuation analysis.  For purposes of the preliminary allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.  The fair value adjustment for Playtex’s property, plant and equipment was established using a cost approach for the operating fixed assets and comparable sales and property assessment data for the valuation of land.  The fair value of Playtex’s identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.  Estimated deferred income tax impacts as a result of purchase accounting adjustments are reflected using the best estimate of the applicable statutory income tax rates.

The Company is in the process of completing an analysis of its integration plans, pursuant to which the Company will incur costs related primarily to involuntary severance costs, exit plans and contractual obligations with no future economic benefit.  The preliminary estimates of liabilities assumed were determined in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3).  The Company will combine certain selling, general and administrative functions, and is pursuing purchasing, manufacturing and logistics savings through increased scale and coordination.  The preliminary allocation of the purchase price reflects estimated additional liabilities associated with employee termination and relocation totaling $38.5, of which $35.2 is reflected in other current liabilities and $3.3 included in other liabilities.  Additional estimated liabilities assumed include estimated contract termination and other exit costs totaling $24.9, of which $14.2 is reflected in other current liabilities and $9.9 in other liabilities in the table below.

Estimated asset valuations and assumed liabilities may be adjusted in subsequent filings as final purchase price allocations are completed.  Any changes to the initial estimates of the fair value of assets and liabilities acquired will be allocated to residual goodwill.

The preliminary allocation of the purchase price is as follows:

Cash	$13.1
Trade receivables, net	102.9
Inventories	124.0
Other current assets	37.0
Goodwill	831.4
Other intangible assets	1,367.8
Other assets	0.3
Property, plant and equipment, net	152.1
Accounts payable	(33.9)
Other current liabilities	(169.3)
Other liabilities	(530.2)
Net assets acquired	$1,895.2

Goodwill is not deductible for tax purposes.  The preliminary estimate of purchased identifiable intangible assets of $1,367.8 is included in the table below.   Long-term deferred tax liabilities related to identifiable intangible assets are $492.4, which are included in other liabilities in the table above.

	Total	Amortization Period
Trademarks	$1,313.8	indefinite lived
Customer Relationships	43.9	10 years
Patents	5.1	7 years
Non-Compete	5.0	18 months
Total preliminary other intangible assets	$1,367.8

The Company’s results of operations include Playtex as of the date of acquisition, or beginning October 1, 2007.  In accordance with generally accepted accounting principles, Playtex inventory acquired in the Acquisition was valued at its estimated fair value on the date of acquisition.  As a result, the fair value of inventory was approximately $27 greater than the historical cost basis of such inventory prior to the Acquisition.  This required accounting treatment reduced gross profit in the first quarter of fiscal 2008 by $25.9 (compared to historical Playtex cost basis) as a large percentage of the inventory acquired was sold during the quarter.  The remaining amount of the fair value write-up will impact cost of products sold during the second quarter of fiscal 2008, as the inventory is sold.

The following table represents the Company’s Unaudited Pro Forma Condensed Combined Statements of Earnings as if the Acquisition occurred at the beginning of each period presented.  Playtex acquired Tiki Hut Holding Company (“Hawaiian Tropic”), owner of the Hawaiian Tropic brand on April 18, 2007.  The Playtex financial statements, and thus, the pro forma results below, reflect the results of Hawaiian Tropic since April 18, 2007.  They include incremental interest and financing costs related to the Acquisition and purchase accounting adjustments, which are expected to have continuing impact on the combined results, such as depreciation and amortization expense on estimated acquired tangible and intangible assets.  These unaudited pro forma quarterly earnings statements are based on, and should be read in conjunction with the Company's historical consolidated financial statements and related notes, as well as Playtex historical consolidated financial  statements and related notes included in the Form 8-K filing of October 1, 2007, as amended on December 17, 2007.

The impacts of any revenue or cost synergies that may result from the Acquisition are not included in the pro forma results.  The Company expects to generate cost synergies by combining certain selling, general and administrative functions, and pursuing purchasing, manufacturing and logistics savings through increased scale and coordination.  Additional costs may be incurred that will impact the Company’s Consolidated Statements of Earnings.  The magnitude and timing of such synergies and costs are currently being evaluated.  Benefits from cost synergies are expected to begin in fiscal year 2008, with total savings building over the next two years.

	Unaudited Pro Forma
	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007

Net Customer Sales
Household Products	$723.7	$ 496.5	$ 547.8	$ 608.3
Personal Care	372.9	415.3	487.9	418.0
Total net customer sales	$1,096.6	$ 911.8	$ 1,035.7	$ 1,026.3

Household Products	$170.5	$ 92.4	$ 102.3	$ 107.1
Personal Care	83.0	88.9	68.0	31.3
Total segment profitability	$253.5	$ 181.3	$ 170.3	$ 138.4
General corporate expenses	(31.4)	(30.1)	(33.9)	(42.9)
Acquisition inventory valuation	-	-	(1.5)	(0.4)
Amortization	(3.0)	(3.2)	(3.1)	(3.2)
Interest and other financial items	(50.8)	(48.7)	(46.3)	(46.6)
Total earnings before income taxes	$168.3	$ 99.3	$ 85.5	$ 45.3
Tax provision	51.0	30.9	17.4	(0.2)
Net earnings	$117.3	$ 68.4	$ 68.1	$ 45.5

Basic EPS	$2.07	$ 1.22	$ 1.20	$ 0.80
Diluted EPS	$2.00	$ 1.17	$ 1.16	$ 0.77

Weighted-Average Shares - Basic	56.6	56.3	56.7	57.1
Weighted-Average Shares - Diluted	58.7	58.4	58.7	58.9

Note 3– Business realignment
Total pre-tax charges related to the Company’s European restructuring projects were $2.1 in the current quarter comprised of exit costs of $1.4 and $0.7 for other costs related to the project.  The costs were recorded in SG&A expense.  In the prior year quarter, charges were $3.4 comprised of exit costs of $1.0 and $2.4 for other costs related to the project. Of the total prior year costs, $3.1 was recorded in SG&A expense and the rest was recorded in Cost of Products Sold.

The exit cost liability for these projects is as follows:

	Total Severance	Contract Terminations	Other Exit Costs	Total Exit Costs
Balance at October 1, 2007	$5.0	$1.4	$-	$6.4
Provision	1.3	0.1	-	1.4
Activity	(1.9)	(1.3)	-	(3.2)
Balance at December 31, 2007	$4.4	$0.2	$-	$4.6

Note 4 – Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $7.6 and $5.4 for the quarters ended December 31, 2007 and 2006, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $2.8 and $2.0 for the quarters ended December 31, 2007 and 2006, respectively.

Restricted Stock Equivalents (RSE)
In October 2007, the Company granted RSE awards to key employees, which included approximately 238 thousand shares that vest ratably over four years.  At the same time, the Company granted RSE awards to key senior executives totaling approximately 267 thousand shares, which vest as follows:  1) 25% of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2010 fiscal year contingent upon the Company’s compounded annual growth rate (CAGR) of the Company’s earnings per share for the three year period ending on September 30, 2010.  If a CAGR of 15% is achieved, the remaining 75% of the grant vests, with smaller percentages of the remaining 75% vesting if the Company achieves a CAGR between 8% and 15%.  The total award expected to vest is amortized over the vesting period.

Note 5 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period.  Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2007 and 2006, respectively.

(shares in millions)	Quarter Ended
	December 31,
	2007	2006

Numerator:
Net earnings for basic and dilutive earnings per share	$102.6	$122.3

Denominator:
Weighted-average shares for basic earnings per share	57.4	56.6

Effect of dilutive securities:
Stock options	1.1	1.6
Restricted stock equivalents	0.5	0.5
Total dilutive securities	1.6	2.1

Weighted-average shares for diluted earnings per share	59.0	58.7

Basic earnings per share	$1.79	$2.16

Diluted earnings per share	$1.74	$2.08

Note 6 – Goodwill and intangibles
The following table sets forth goodwill by segment as of December 31, 2007 and September 30, 2007.  Changes in the carrying amount of goodwill are due to the preliminary valuation of the assets acquired in the Acquisition and fluctuations in foreign currency exchange rates.

	December 31, 2007	September 30, 2007
Household Products	$40.0	$40.1
Personal Care	1,176.2	340.0
Total Goodwill	$1,216.2	$380.1

Total amortizable intangible assets other than goodwill at December 31, 2007 are as follows:

	Gross
	Carrying Amount	Accumulated Amortization	Net
To be amortized:

Tradenames	$11.8	$(5.9)	$5.9
Technology and patents	42.0	(16.8)	25.2
Customer-related	54.7	(6.6)	48.1
Non-compete agreement	5.0	(0.8)	4.2
	$113.5	$(30.1)	$83.4

The carrying amount of indefinite-lived intangible assets is $1,595.1 at December 31, 2007, an increase of $1,317.2 from September 30, 2007.  Changes in indefinite-lived trademarks and tradenames are due to the preliminary valuation of the assets acquired in the acquisitions and changes in foreign currency exchange rates.  Estimated amortization expense for amortizable intangible assets is $14.1, $12.4, $10.7, $10.2 and $10.2 for the years ending September 30, 2008 through 2012, respectively.

See Note 2 for further information on the preliminary valuation of the assets acquired in the Acquisition.

Note 7 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries, which are provided in the tables below.  The plans provide retirement benefits based on years of service and earnings.  As a result of the Playtex acquisition, the Company’s projected benefit obligation and fair value of plan assets as of October 1, 2007 are higher by $69.6 and $62.1, respectively.  The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.  Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	As of December 31,		As of December 31,
	2007	2006	2007	2006

Service cost	$6.9	$7.1	$0.1	$0.1
Interest cost	11.6	10.0	0.5	0.7
Expected return on plan assets	(14.6)	(13.0)	-	-
Amortization of prior service cost	(0.3)	(0.4)	(0.6)	(0.5)
Amortization of unrecognized net loss	1.2	1.5	(0.5)	(0.1)
Net periodic benefit cost	$4.8	$5.2	$(0.5)	$0.2

Note 8 – Debt
In October 2007, the Company borrowed $1,500.0 under a bridge loan facility which, together with cash on hand, was used to acquire Playtex. The Company subsequently refinanced $890.0 of the bridge loan with long-term debt financing, with maturities ranging from three to ten years and fixed rates ranging from 5.71% to 6.55%. The remainder of the bridge was refinanced with a term loan facility.

Notes payable at December 31, 2007 and September 30, 2007 consisted of notes payable to financial institutions with original maturities of less than one year of $298.5 and $43.0, respectively, and had a weighted-average interest rate of 5.6% and 6.7%, respectively.

The detail of long-term debt at December 31, 2007 and September 30, 2007 is as follows:

	December 31,	September 30,
	2007	2007
Private Placement, fixed interest rates ranging from 3.1% to 6.6%, due 2008 to 2017	$2,315.0	$1,475.0
Term Loan, variable interest at LIBOR + 100 basis points, or 5.88%, due 2012	470.0	-
Singapore Bank Syndication, multi-currency facility, variable interest at LIBOR + 80 basis points, or 5.68%, due 2010	70.0	107.0
Total long-term debt, including current maturities	2,855.0	1,582.0
Less current portion	161.0	210.0
Total long-term debt	$2,694.0	$1,372.0

The Company maintains total committed debt facilities of $3,508.0, of which $414.8 remained available as of December 31, 2007.

Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreements, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA was 3.7 to 1, and the ratio of its pro forma EBIT to total interest expense was 3.3 to 1 as of December 31, 2007.  As a result of the ratio of indebtedness to pro forma EBITDA this quarter, the Company will have higher pre-tax interest expense of approximately $4 over the second quarter of fiscal 2008 and will continue to experience incremental interest expense in subsequent quarters until this ratio falls under 3.5 to 1.  Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that a covenant violation resulting in acceleration of maturity is unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

Aggregate maturities on long-term debt at December 31, 2007 are as follows: $161.0 in 2008, $306.0 in 2009, $196.0 in 2010, $221.0 in 2011, $756.0 in 2012 and $1,215.0 thereafter.

Note 9 – Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2007 under its July 2006 authorization from the Board of Directors.  This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 10 – Financial instruments
At times, the Company enters into foreign exchange contracts to mitigate potential losses in earnings or cash flows on foreign currency transactions.  During the first quarter of 2008, the Company entered into forward contracts for certain key currencies to mitigate exposure to fluctuations in exchange rates.  The Company has not designated these financial instruments as hedges for accounting purposes.  Open contracts totaled USD $89.7 at December 31, 2007 and have settlement dates ranging from January 2008 through September 2008.  For the quarter ended December 31, 2007, the Company recorded a pre-tax gain of $1.4 million associated with these foreign currency contracts.

The Company uses raw materials that are subject to price volatility.  At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as cash flow hedges.  The fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $16.7 and an unrealized pre-tax gain of $1.8 at December 31, 2007 and 2006, respectively.  Realized gains and losses are reflected as adjustments to the cost of the raw materials.  Over the next twelve months, approximately $15.4 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings.  For hedge ineffectiveness, a loss of $0.8 was recorded directly to Cost of Products Sold for the quarter ended December 31, 2007.  Contract maturities for these hedges extend into fiscal year 2009.

At September 30, 2007, the Company held a net-cash settled prepaid share option with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities.  In December 2007, the prepaid feature was removed from the transaction and the Company received cash of $60.5, which was used to repay existing debt.  As a result of this change in the share option, the Company will incur yearly fees at LIBOR plus 130 basis points until the contract is settled.  The fair market value of the share option was $0.7, as included in other current liabilities, and $50.0, as included in other current assets, at December 31, 2007 and 2006, respectively.  The change in fair value of the total share option for the quarter ended December 31, 2007 and 2006 resulted in expense of $0.7 for both quarters and was recorded in SG&A.

Note 11 – Supplemental financial statement information

SUPPLEMENTAL BALANCE SHEET INFORMATION:
	December 31,	September 30,
	2007	2007
Inventories
Raw materials and supplies	$87.1	$65.1
Work in process	111.6	109.4
Finished products	448.4	407.8
Total inventories	$647.1	$582.3
Other Current Assets
Miscellaneous receivables	$47.1	$41.1
Deferred income tax benefits	135.3	98.3
Prepaid expenses	84.5	68.1
Share option	-	59.3
Other	13.7	10.8
Total other current assets	$280.6	$277.6
Property at Cost
Land	$37.3	$25.3
Buildings	272.7	206.7
Machinery and equipment	1,388.0	1,294.0
Construction in progress	67.1	54.5
Total gross property	1,765.1	1,580.5
Accumulated depreciation	966.2	930.6
Total net property at cost	$798.9	$649.9
Other Assets
Pension asset	$124.2	$125.2
Deferred charges and other assets	80.4	76.0
Total other assets	$204.6	$201.2

Other Current Liabilities
Accrued advertising, promotion and allowances	$393.0	$306.8
Accrued salaries, vacations and incentive compensation	105.3	112.1
Income tax liabilities	79.8	36.1
Acquisition exit costs	37.5	-
Other	180.1	159.3
Total other current liabilities	$795.7	$614.3
Other Non-Current Liabilities
Pensions and other retirement benefits	$193.7	$175.3
Deferred compensation	163.9	161.6
Deferred income tax liabilities	507.5	21.2
Other non-current liabilities	70.5	46.1
Total other non-current liabilities	$935.6	$404.2

Note 12 – Income taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48) on October 1, 2007.  As a result of the implementation of FIN 48, the Company has $34.5 of unrecognized tax benefits in the financial statements.  Of this amount, the change to the October 1, 2007 balance of retained earnings was immaterial.  Included in the unrecognized tax benefits are $33.1 of uncertain tax positions that would affect the Company’s effective tax rate if recognized.  The Company does not expect any significant increases or decreases to their unrecognized tax benefits within 12 months of this reporting date.  In the Consolidated Balance Sheets, unrecognized tax benefits are classified as other liabilities (non-current) to the extent that payment is not anticipated within one year.

Prior to the adoption of FIN 48, only interest expense on underpayments of income taxes was included in the income tax provision.  Penalties were classified as an operating expense in arriving at pretax income.  Upon adoption of FIN 48, the Company elected a new accounting policy, as permitted by FIN 48, to also classify accrued penalties related to unrecognized tax benefits in the income tax provision.  The Company has accrued approximately $2.8 million of interest in the income tax provision.  No penalties have been accrued.  Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the Company’s tax returns.

The Company files income tax returns in the U.S. federal jurisdiction, various city, state, and more than 40 foreign jurisdictions where the Company has operations.  U.S. federal income tax returns for tax years ended September 30, 2003 and beyond remain subject to examination by the Internal Revenue Service.  With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2002.  The status of international income tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

Note 13 – Recently adopted accounting pronouncements
In December 2007, the FASB issued a revised standard, SFAS No. 141, “Business Combinations” (SFAS 141(R)), which improves the relevance, representational faithfulness and comparability of the financial information that is disclosed on business combinations and its effects.  This standard is now consistent with the international standard expected to be issued in early 2008. SFAS 141(R) is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which improves the relevance, comparability and transparency of the financial information that is disclosed for minority interests.  This standard is now consistent with the international standard expected to be issued in early 2008.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company has not completed assessing the impact that SFAS 160 will have on the Consolidated Financial Statements.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations,
and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results
On October 1, 2007, Energizer Holdings, Inc. (the Company) completed its acquisition (the Acquisition) of Playtex Products, Inc (Playtex). Playtex is a leading North American manufacturer and marketer in the Skin, Feminine and Infant Care product categories, with a diversified portfolio of well-recognized branded consumer products including Banana Boat, Hawaiian Tropic, Wet Ones, Playtex gloves, Playtex tampons, Playtex infant feeding products, and Diaper Genie.  Playtex operates eight manufacturing and packaging facilities in the United States (U.S).  The Acquisition will allow the Company to expand its product portfolio and presence in the Personal Care business, including achieving economies of scale in selling and distribution.  In addition, the Acquisition further diversifies the Company’s product portfolio. See Footnote 2 for additional information regarding the transaction.

The following discussion is based on the historical results of the Company unless otherwise noted since results for Playtex are not included until October 1, 2007.

Net earnings for the Company for the quarter ended December 31, 2007 were $102.6, or $1.79 per basic share and $1.74 per diluted share compared to $122.3, or $2.16 per basic share and $2.08 per diluted share for the same quarter last year.  The current quarter results include the following items:

•
additional product cost related to the write up at the time of the acquisition and the subsequent sale of Playtex inventory of $15.5, after taxes, or $0.27 per basic share and $0.26 per diluted share (see Footnote 2 to the Condensed Financial Statements);

•	costs associated with integration activities of $3.7, after taxes, or $0.06 per basic and diluted share; and
•	a provision for restructuring in Europe of $1.5, after taxes, or $0.03 per basic and diluted share.

The inclusion of Playtex’s results and the incremental interest expense associated with the financing of the acquisition reduced diluted earnings per share by $0.39 in the quarter, including $0.26 related to the inventory write-up charge and $0.06 related to integration costs.  Absent the inventory write-up and the integration costs, Playtex was $0.07 dilutive for the quarter as incremental financing costs exceeded Playtex operating income for the quarter due in part to the fact that the first quarter is an “off-season” quarter for Sun Care, and we are in the early stages of the Playtex integration.

The prior year quarter results include a provision for restructuring in Europe of $2.3, after taxes, or $0.04 per basic and diluted share.

Net sales increased $230.7, or 24%, due primarily to the acquisition of Playtex, which added $148.5 in net sales for the quarter.  On a constant currency basis, net sales increased $183.2 inclusive of Playtex, as Household Products recorded year over year net sales growth.  See the comments on net sales by segment in the Segment Results section below.

Gross profit increased $82.0, or 18%, due primarily to the addition of Playtex.  In addition, gross profit was favorably impacted by currency of $38.8, which was partially offset by the charge related to the write-up of Playtex inventory of $25.9.  The gross profit percentage declined 2.3 percentage points to 45.1% for the current quarter due primarily to the impact of the charge associated with the inventory write-up.   See the comments on gross profit by segment in the Segment Results section below.

Selling, general and administrative (SG&A) expense increased $43.2, or 28%, due primarily to the addition of Playtex, costs associated with integration activities of $5.8, and cost increases resulting from favorable currency of $7.6.  SG&A expense as a percent of sales was 16.4% in the current quarter, compared to 15.9% in the same quarter last year driven by higher integration and other business realignment costs.

Advertising and promotion (A&P) expense increased $36.7, or 42%, due primarily to the addition of Playtex, higher spending in both Household Products and the legacy Personal Care segments of $15.7 and the cost impact of favorable currency of $5.2.  A&P expense as a percent of sales was 10.4% in the current quarter, compared to 9.1% in the same quarter last year due to increased investment in both segments and the impact of currency.

Research and development (R&D) expense increased $5.4, or 34% due primarily to the addition of Playtex.  R&D expense as a percent of sales was 1.8% of current year sales and 1.7% of prior year sales.

Segment Results
Prior to the Acquisition, the Company’s operations were managed via three major segments; North America Battery, International Battery and Razors and Blades segments.  During the current quarter, the Company has revised its operating segment presentation.  Operations for the Company are managed via two major segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care).  Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets.  Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The reduction in gross profit associated with the write-up and subsequent sale of inventory acquired in the Acquisition is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the Playtex acquisition.  Such presentation reflects managements' view on how it evaluates segment performance.

The Company’s operating model includes a combination of stand-alone and combined business functions between the Household Products and Personal Care businesses, varying by country and region of the world.  Shared functions include product warehousing and distribution, various transaction processing functions, certain environmental activities, and, in some countries, a combined sales force and management.

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters ended December 31, 2007 and 2006.  All prior periods have been restated to conform to the current segment presentation.

Household Products

	Quarter ended December 31,
	2007	2006

Net sales	$789.8	$723.7
Segment Profit	$182.9	$170.5

The Household Products segment, which consists of our global battery and lighting products businesses, had net sales for the first quarter increase by $66.1, or 9%.  On a constant currency basis, net sales increased $33.2, or 4.6%, due to improved pricing and product mix and higher volumes.  Overall pricing and product mix were favorable as price increases in the U.S. and other markets as well as favorable product mix in lighting products were partially offset by unfavorable package size mix, as growth in larger packs, which sell at lower per unit prices, exceeded smaller pack growth.

Gross profit increased $29.2 for the quarter due primarily to favorable currency.  On a constant currency basis, gross profit was virtually flat as the contribution of higher sales was offset by higher product costs.  Overall, product cost was unfavorable $38.0, primarily on higher material and other production related costs.  Segment profit increased $12.4, reflecting a $21.7 currency benefit.  Absent currency, segment profit declined $9.4, primarily on higher advertising and promotion.

The U.S. retail battery category is defined as household batteries (alkaline, carbon zinc, lithium and rechargeable) and specialty batteries.  Consumption in the U.S. retail battery category increased by 5% in dollars for the 12 weeks ended December 29, 2007, versus the same period last year, due primarily to price increases and consumers trading up to performance brands.  Retail consumption of Energizer’s products increased 5% in dollars for the same period.  Retail sales of Energizer MAX grew 4% in the quarter, slightly lower than the overall category, in the face of a sharp increase in competitive activity.  Retail sales of Energizer’s lithium and rechargeable products increased 22% in the quarter while our price-oriented product sales declined 12%.  We experienced similar product mix shifts in international markets, reflecting a global movement of consumers trading up to higher performing battery products.

Looking forward, U.S. retail inventories at December 31, 2007, were modestly higher than normal seasonal levels, which we expect to correct in the coming months.  In addition, sales in the March 2007 quarter benefitted from unusually low U.S. retail inventory levels at December 31, 2006, setting up a more challenging sales comparison in the March 2008 quarter.  With respect to material costs, zinc costs have peaked and should decline throughout the remainder of the year, however, nickel and certain other commodity costs will remain unfavorable for the next two quarters.  At current forecast levels, we expect total material costs to be unfavorable $10 to $15 for the remainder of the fiscal year as compared to the prior year, with comparisons improving as the year progresses.  In addition, we recently announced a 8.5% price increase on our rechargeable products in the U.S. to help offset higher costs associated with these product lines.

Personal Care

	Quarter ended December 31,
	2007	2006 pro forma

Net sales	$400.1	$372.9
Segment Profit	$72.7	$83.0

As discussed above, the Acquisition was completed on October 1, 2007; therefore, Playtex is not included in the attached historical financial statements prior to this date. The comparison of current year amounts in the Personal Care section are versus pro forma results for the quarter ended December 31, 2006, as if the Acquisition was completed on October 1, 2006. Segment profit excludes the write-up of inventory acquired in the Acquisition, which is discussed further in Footnote 2 to the Condensed Financial Statements.

Net sales for the quarter increased $27.2, with currency accounting for $14.6 of the increase.  On a constant currency basis, sales increased 3% due to increases in all four product categories.  Wet Shave sales increased 1% as higher volumes in disposable razors, Quattro for Women, and Intuition were partially offset by declines in older technology shaving systems and unfavorable price mix due to higher promotional spending on men’s systems.  Quattro Disposable was launched in North America in February 2007 and other markets throughout the remainder of the year.  Skin Care sales increased 20% due to the inclusion of Hawaiian Tropic.  Excluding Hawaiian Tropic, sales declined 7% due to a favorable returns adjustment in the prior year, causing a change of $2.7 compared to the same quarter in the prior year, and a continued shift of early season shipments from the December quarter to the March quarter, closer to the sun care season.   Feminine Care sales increased 2% due to growth in plastic applicator tampons, offset by declines in cardboard applicator tampons, reflecting the discontinuation of Beyond.  Within the plastic applicator sub-segment, Sport continued to grow, partially offset by an expected decline in Gentle Glide, as a portion of these consumers shifted to Sport.  Infant Care increased 6% due primarily to improved sales of both disposable and reusable bottles due, in part, to the new Playtex Drop-Ins expandable liners, which launched in August 2007.

Gross profit on a constant currency basis was down slightly, despite higher sales volume, due primarily to the impact of higher promotional spending on men’s systems and, to a lesser extent, unfavorable product mix.  The increase in gross profit resulting from the addition of Hawaiian Tropic in the quarter was offset by a prior year favorable returns provision adjustment in Banana Boat.  The first quarter is a historically low volume quarter for sun care.  As a result, adjustments of this nature have a greater impact on the comparative.  Segment profit decreased $10.3 for the quarter.  On a constant currency basis, segment profit decreased $14.6 due primarily to higher advertising and promotional spending primarily behind Quattro Disposables.  In addition, overheads were up $8.6 for the quarter due largely to increased costs due to the inclusion of the Hawaiian Tropic business and prior year non-recurring gains of more than $3.0, including certain property sales, which impacted the comparative.

In the second quarter, Quattro Trimmer will be launching in several markets.  Total advertising and promotion for the Personal Care segment will increase as we support this launch and continue to invest in our categories.   Integration of the Playtex business into the Personal Care division will be a major focal point throughout 2008.  While achievement of some synergies is expected in 2008, we will incur integration costs and, more importantly, our first priority will remain the long-term health of the business.  As noted previously, we anticipate accretion from the acquisition to be modest at first and growing during the latter half of 2008 and 2009.

General Corporate and Other Expenses

	Quarter ended December 31,
	2007	2006

General Corporate Expenses	$22.9	$22.7
Integration	5.8	-
Restructuring and Related Charges	2.1	3.4
General Corporate and Other Expenses	$30.8	$26.1
% of total net sales	2.6%	2.7%

General corporate expenses were flat for the quarter.  Costs of integration activities during the quarter were $5.8.

Total pre-tax charges related to the Company’s European restructuring projects were $2.1 in the current quarter in SG&A and were comprised of exit costs of $1.4 and $0.7 for other costs related to the project.  In the prior year quarter, the Company recorded restructuring charges of $3.4, which were comprised of exit costs of $1.0 and $2.4 for other costs related to the project.  Of the total costs, $3.1 was recorded in SG&A expense and the remainder was recorded in Cost of Products Sold.  See Footnote 3 to the Condensed Financial Statements for information on the accruals for these plans.

Acquisition Inventory Valuation
In accordance with generally accepted accounting principles, Playtex inventory acquired in the Acquisition was valued at its estimated fair value on the date of the acquisition.  As a result, the fair value of inventory was approximately $27 greater than the historical cost basis of such inventory prior to the Acquisition.  This required accounting treatment reduced gross profit by approximately $25.9 (compared to the historical Playtex cost basis) as a large percentage of the inventory acquired was sold during the quarter.  The remaining amount of the fair value write-up will impact cost of products sold during the second quarter of 2008.

Amortization
Amortization of acquired intangibles increased $2.2 during the quarter as a result of the Acquisition.  See Footnote 6 for more information regarding the Company’s goodwill and other identifiable intangible assets.

Interest Expense and Other Financing Costs
Interest expense increased $22.9 on higher average borrowings, resulting from borrowings to finance the Acquisition.  Other net financing items were unfavorable $2.7 for the quarter due to exchange losses in the current period compared to exchange gains included in last year’s first quarter.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 30.8% in the current quarter and 31.0% in the same quarter last year.  The current quarter’s income tax expense of $45.7 includes a benefit of $10.4 associated with the write-up and subsequent sale of inventory acquired in the Acquisition.  Excluding the inventory write-up, the current quarter’s tax rate was 32.2%.  The higher tax rate, exclusive of the inventory write-up, for the current quarter is due primarily to a higher mix of earnings from the U.S., as Playtex sells the vast majority of its products domestically.

Liquidity and Capital Resources
Cash flow from operations is the primary funding source for operating needs and capital investments.  Cash flow from operations was $69.3 at December 31, 2007, a decrease of $18.4 from the same period last year, due primarily to lower earnings in the current period.  In addition, lower cash flow from collection of accounts receivable and lower cash outflow for accounts payable was offset by liquidation of inventory and changes in current liabilities.  At December 31, 2007, working capital was $517.6, compared to $888.5 at September 30, 2007.  The decrease in working capital from September 30, 2007 was due primarily to higher debt and lower cash as a result of the Acquisition and seasonal changes.

Capital expenditures were $21.0 for the period ended December 31, 2007 and $12.6 for the period ended December 31, 2006 with the increase due to higher production related capital expenditures and the inclusion of Playtex, which added $4.2 to capital spending for the quarter.  Full year capital expenditures are estimated to be approximately $185 for 2008, with increases in production related capital for existing businesses and planned spending for Playtex.  Capital expenditures for the current and prior year quarter were funded by cash flow from operations.

The Company currently has 8.0 million shares remaining on its 10.0 million current share repurchase authorization.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

The Company’s total borrowings were $3,153.5 at December 31, 2007, of which $838.5 is tied to variable interest rates (primarily LIBOR).  An increase in the applicable short-term rates of one full percentage point would increase annualized pre-tax financing costs by $8.4.  The Company maintains total committed debt facilities of $3,508.0, of which $414.8 remained available as of December 31, 2007.

In October 2007, the Company borrowed $1,500.0 under a bridge loan facility, which, together with cash on hand, was used to acquire Playtex. The Company subsequently refinanced $890.0 of the bridge loan with long-term debt financing, with maturities ranging from three to ten years and fixed rates ranging from 5.71% to 6.55%. The remainder of the bridge was refinanced with a term loan facility.  See Footnote 8 for further information regarding the Company’s debt.

Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreements, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA was 3.7 to 1, and the ratio of its pro forma EBIT to total interest expense was 3.3 to 1 as of December 31, 2007.  As a result of the ratio of indebtedness to pro forma EBITDA this quarter, the Company will have higher pre-tax interest expense of approximately $4 over the second quarter of fiscal 2008 and will continue to experience incremental interest expense in subsequent quarters until this ratio falls under 3.5 to 1.  Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that a covenant violation resulting in acceleration of maturity is unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

 A summary of Energizer’s significant contractual obligations at December 31, 2007 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$2,855.0	$161.0	$502.0	$977.0	$1,215.0

Interest on long-term debt	801.4	133.8	239.5	191.7	236.4

Operating leases	72.1	20.4	29.5	12.0	10.2

Purchase obligations and other	49.8	48.1	1.7	-	-

Total	$3,778.3	$363.3	$772.7	$1,180.7	$1,461.6

The Company has contractual purchase obligations for future purchases, which generally extend one to three months.  These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends.  In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination.  As of December 31, 2007, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk
Currency Rate Exposure
The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates.  Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Energizer affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary.  If the Company settled its Venezuelan subsidiary’s U.S. dollar liabilities using unofficial, parallel currency exchange mechanisms as of December 31, 2007, it would result in a currency exchange loss of approximately $39.

At times, the Company enters into foreign exchange contracts to mitigate potential losses in earnings or cash flows on foreign currency transactions.  During the first quarter of 2008, the Company entered into forward contracts for certain key currencies to mitigate exposure to fluctuations in exchange rates.  The Company has not designated these financial instruments as hedges for accounting purposes.  Open contracts totaled USD $89.7 at December 31, 2007 and have settlement dates ranging from January 2008 through September 2008.  For the quarter ended December 31, 2007, the Company recorded a pre-tax gain of $1.4 million associated with these foreign currency contracts.

Commodity Price Exposure
The Company uses raw materials that are subject to price volatility.  Hedging instruments are used by the Company as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as cash flow hedges.  The fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $16.7 and an unrealized pre-tax gain of $1.8 at December 31, 2007 and 2006, respectively.  Realized gains and losses are reflected as adjustments to the cost of the raw materials.  Over the next twelve months, approximately $15.4 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings.  For hedge ineffectiveness, a loss of $0.8 was recorded directly to Cost of Products Sold for the quarter ended December 31, 2007.  Contract maturities for these hedges extend into fiscal year 2009.

Stock Price Exposure
At September 30, 2007, the Company held a net-cash settled prepaid share option with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities.  In December 2007, the prepaid feature was removed from the transaction and the Company received cash of $60.5.  As a result of this change in the share option, the Company will incur yearly fees at LIBOR plus 130 basis points until the contract is settled.  The fair market value of the share option was $0.7, as included in other current liabilities, and $50.0, as included in other current assets, at December 31, 2007 and 2006, respectively.  The change in fair value of the total share option for the quarter ended December 31, 2007 and 2006 resulted in expense of $0.7 for both quarters and was recorded in SG&A.

Forward Looking Statements
Statements in the Management’s Discussion and Analysis of Results of Operations and Financial Condition that are not historical, particularly statements regarding: anticipated benefits of the Playtex acquisition; estimates of battery category growth, retail consumption and sales of the Company’s products and retailer inventory levels; anticipated Household Products commodity and material costs for the remainder of the year and the impact of price increases on rechargeable products as an offset to higher costs associated with those products; increases in advertising and promotion expenses for Energizer Personal Care products and the timing and extent of synergies and earnings accretion related to the Playtex acquisition; anticipated capital expenditures for 2008; the likelihood of acceleration of the Company’s debt covenants; the anticipated adequacy of cash flows and the Company’s ability to meet liquidity requirements; the impact of adverse changes in interest rates; and potential currency exchange losses in Venezuela, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Economies of scale in the selling and distribution of Personal Care products, and other anticipated benefits from the acquisition of Playtex, could be less than anticipated, or could only be achieved over a longer period than currently anticipated, because of economic, competitive or market conditions, or concerns over internal operational disruptions.  The Company’s estimates of battery category growth, retailer inventory levels and retail consumption of its battery products are based solely on limited data available to the Company and management's reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. Moreover, the Company’s sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of the Company's estimates, or if those retailers elect to further contract their inventory levels. The impact of material and other commodity costs could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company's control. The anticipated benefits of the Company’s price increases on rechargeable products may not be sufficient to offset greater than anticipated increases in supply costs, and the benefits of such increases may not be realized in the event of consumer resistance, if competitive activity mandates additional promotional spending or a revamping of the pricing structure, or if other operating costs increase unexpectedly. Advertising and promotional spending for Energizer Personal Care could be curtailed in the event of unexpected declines in cash flows, competitive activity, a reconsideration of marketing and promotional objectives for the division, and general economic conditions. The timing and extent of potential synergies and earnings accretion related to the Playtex acquisition may be significantly different from current expectations due to changes in market or competitive conditions, systems or personnel issues, or other operational factors. Liquidity issues or alternative uses for cash flow, competitive activity or general economic conditions could impact the amount of and timing of capital expenditures. Unforeseen fluctuations in levels of the Company’s operating cash flows or inability to maintain compliance with its debt covenants, could limit the Company’s ability to meet future operating expenses and could increase the Company’s risk from unfavorable impact on variable-rate debt, currency derivatives and other financial instruments.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The Company does not undertake any obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents; including its annual report on Form 10-K for the Year ended September 30, 2007.

Item 4.           Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2007, the end of the Company’s first fiscal quarter of 2008, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s first fiscal quarter of 2008 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 — Legal Proceedings

The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Company’s business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to the Company’s financial position, taking into account established accruals for estimated liabilities.

Item 2 — Issuer Purchases of Equity Securities

No shares of Energizer Common Stock were acquired by the Company during the quarter ended December 31, 2007.

Item 4 — Submission of Matter to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on January 28, 2008, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2011.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

	Votes For	Votes Withheld	Abstained
Ward M. Klein	50,344,258	1,034,840	0
Richard A. Liddy	49,671,869	1,707,229	0
W. Patrick McGinnis	50,214,280	1,169,818	0
Joe R. Micheletto	49,638,720	1,740,378	0

Item 6—Exhibits

(a)                                The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

31(i)	Section 302 Certification of Chief Executive Officer.
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
Registrant
By:
 Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer
Date: February 6, 2008