Form 10-Q
period 2008-03-31
ENERGIZER HOLDINGS INC
filed 2008-05-02
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

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

YES: __          NO: ✓

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on April 18, 2008:

           57,490,842

PART I -                      FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net sales	$951.0	$730.9	$2,140.9	$1,690.1

Cost of products sold	493.2	384.6	1,146.9	889.6

Gross profit	457.8	346.3	994.0	800.5

Selling, general and administrative expense	185.6	148.1	381.3	300.6
Advertising and promotion expense	106.5	64.2	230.2	151.2
Research and development expense	22.8	17.6	44.2	33.6
Interest expense	47.0	23.0	93.7	46.8
Other financing items, net	7.7	(3.2)	8.1	(5.5)

Earnings before income taxes	88.2	96.6	236.5	273.8

Income tax provision	27.3	30.0	73.0	84.9

Net earnings	$60.9	$66.6	$163.5	$188.9

Basic earnings per share	$1.06	$1.18	$2.85	$3.35
Diluted earnings per share	$1.03	$1.14	$2.77	$3.23

STATEMENTS OF COMPREHENSIVE INCOME:

Net earnings	$60.9	$66.6	$163.5	$188.9
Other comprehensive income, net of tax
Foreign currency translation adjustments	57.4	7.4	81.6	29.4
Pension/Postretirement activity, net of tax of
$(0.1) and $0.9 for the quarter and six
months ended March 31, 2008, respectively and $(0.4)
for the six months ended March 31, 2007	(1.2)	-	(2.8)	(0.8)
Deferred gain/(loss) on hedging activity, net of tax
of $0.9 and $0.4 for the quarter and six
months ended March 31, 2008, respectively
and $(7.3) and $(6.7) for the quarter and six
months ended March 31, 2007, respectively	2.2	(16.4)	1.4	(15.2)
Total comprehensive income	$119.3	$57.6	$243.7	$202.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions-Unaudited)

	March 31,	September 30,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$115.8	$363.2
Trade receivables, less allowance for doubtful
accounts of $11.8 and $9.8, respectively	857.4	788.3
Inventories	717.5	582.3
Other current assets	284.9	277.6
Total current assets	1,975.6	2,011.4

Property, plant and equipment, net	816.9	649.9

Goodwill	1,225.3	380.1
Intangible assets	1,683.5	310.4
Other assets	205.9	201.2
Total	$5,907.2	$3,553.0

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$107.0	$210.0
Notes payable	254.5	43.0
Accounts payable	246.4	255.6
Other current liabilities	788.9	614.3
Total current liabilities	1,396.8	1,122.9

Long-term debt	2,692.5	1,372.0

Other liabilities	903.4	404.2

Shareholders' equity

Common stock	1.0	1.0
Additional paid in capital	1,012.5	999.0
Retained earnings	1,523.9	1,362.7
Treasury stock	(1,749.9)	(1,755.6)
Accumulated other comprehensive income	127.0	46.8
Total shareholders' equity	914.5	653.9
Total	$5,907.2	$3,553.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Six Months Ended March 31,
	2008	2007
Cash flow from operations
Net earnings	$ 163.5	$ 188.9
Non-cash items included in income	87.7	81.6
Other, net	(4.9)	1.2
Operating cash flow before changes in working capital	246.3	271.7
Changes in current assets and liabilities used in operations	(15.8)	(5.4)
Net cash from operations	230.5	266.3

Cash flow from investing activities
Capital expenditures	(57.9)	(31.9)
Acquisitions, net of cash acquired	(1,882.1)	-
Proceeds from share option	46.0	-
Proceeds from sale of assets	0.6	1.6
Other, net	0.3	2.7
Net cash used by investing activities	(1,893.1)	(27.6)

Cash flow from financing activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,482.9	-
Cash payments on debt with original maturities greater than 90 days	(181.5)	-
Net increase/(decrease) in debt with original maturities of 90 days or less	98.3	(67.1)
Common stock purchased	-	(53.0)
Proceeds from issuance of common stock	2.7	12.4
Excess tax benefits from share-based payments	4.6	10.6
Net cash from/(used) by financing activities	1,407.0	(97.1)

Effect of exchange rate changes on cash	8.2	2.7

Net (decrease)/increase in cash and cash equivalents	(247.4)	144.3

Cash and cash equivalents, beginning of period	363.2	134.3

Cash and cash equivalents, end of period	$ 115.8	$ 278.6

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
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

Note 1 – Segment note
Prior to the acquisition of Playtex Products, Inc. (Playtex) on October 1, 2007, the Company’s operations were managed via three major segments; North America Battery, International Battery and Razors and Blades.  In the first quarter of fiscal 2008, the Company revised its operating segment presentation.  Operations for the Company are managed via two major segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care).  Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets.  Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

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

Historical segment sales and profitability for the quarter and six months ended March 31, 2008 and 2007, respectively, are presented below.  All prior periods have been restated to conform with the current segment presentation.

	For the quarter ended March 31,		For the six months ended March 31,
	2008	2007	2008	2007
Net Sales
Household Products	$474.2	$496.5	$1,264.0	$1,220.2
Personal Care	476.8	234.4	876.9	469.9
Total net sales	$951.0	$730.9	$2,140.9	$1,690.1

	For the quarter ended March 31,		For the six months ended March 31,
	2008	2007	2008	2007
Profitability
Household Products	$66.5	$92.4	$249.4	$262.9
Personal Care	97.2	50.0	169.9	105.6
Total segment profitability	$163.7	$142.4	$419.3	$368.5

General corporate and other expenses	(15.6)	(24.6)	(46.4)	(50.7)
Acquisition inventory valuation	(1.6)	-	(27.5)	-
Amortization	(3.6)	(1.4)	(7.1)	(2.7)
Interest and other financial items	(54.7)	(19.8)	(101.8)	(41.3)
Total earnings before income taxes	$88.2	$96.6	$236.5	$273.8

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales	2008	2007	2008	2007
Alkaline batteries	$262.6	$292.2	$760.0	$752.9
Carbon zinc batteries	52.3	57.2	119.6	132.0
Other batteries and lighting products	159.3	147.1	384.4	335.3
Wet Shave	253.0	234.4	504.6	469.9
Skin Care	124.6	-	169.7	-
Feminine Care	52.5	-	109.3	-
Infant Care	46.7	-	93.3	-
Total net sales	$951.0	$730.9	$2,140.9	$1,690.1

Total assets by segment are presented below:
	March 31,	September 30,
	2008	2007
Household Products	$1,393.7	$1,474.4
Personal Care	1,145.7	664.1
Total segment assets	2,539.4	2,138.5
Corporate	459.0	724.0
Goodwill and other intangible assets	2,908.8	690.5
Total assets	$5,907.2	$3,553.0

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

Playtex is a leading North American manufacturer and marketer in the Skin, Feminine and Infant Care product categories, with a diversified portfolio of well-recognized branded consumer products including Banana Boat, Hawaiian Tropic, Wet Ones, Playtex gloves, Playtex tampons, Playtex infant feeding products, and Diaper Genie.  Playtex operates seven facilities in the U.S.  The Acquisition will allow the Company to expand its product portfolio and presence in the Personal Care business, including achieving economies of scale in selling and distribution.  In addition, the Acquisition further diversifies the Company’s product portfolio.

We have determined the preliminary fair values of assets and liabilities acquired for purposes of allocating the purchase price, in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”.  The purchase price allocation is expected to be finalized in fiscal 2008.  However, the preliminary allocation is presented based on our initial valuation analysis.  For purposes of the preliminary allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.  The fair value adjustment for Playtex’s property, plant and equipment was established using a cost approach for the operating fixed assets and comparable sales and property assessment data for the valuation of land.  The fair values of Playtex’s identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.  Estimated deferred income tax impacts as a result of purchase accounting adjustments are reflected using the best estimate of the applicable statutory income tax rates.

The Company is continuing its analysis of its integration plans, pursuant to which the Company will incur costs related primarily to involuntary severance costs, exit plans and contractual obligations with no future economic benefit.  The preliminary estimates of liabilities assumed were determined in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3).  The Company will combine certain selling, general and administrative functions, and is pursuing purchasing, manufacturing and logistics savings through increased scale and coordination.  The preliminary allocation of the purchase price reflects estimated additional liabilities associated with employee termination and relocation totaling $38.5, of which $25.4 has been spent as of March 31, 2008 with the remaining $13.1 classified as a current liability at March 31, 2008.  Additional estimated liabilities assumed include estimated contract termination and other exit costs totaling $24.9, of which $1.0 has been spent as of March 31, 2008 with the remaining $21.6 and $2.3 classified as current liabilities and other liabilities, respectively, at March 31, 2008.

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

Goodwill is not deductible for tax purposes.  The preliminary estimate of purchased identifiable intangible assets of $1,367.8 as of the October 1, 2007 acquisition date, is included in the table below.   Long-term deferred tax liabilities related to identifiable intangible assets are $492.4 as of the October 1, 2007 acquisition date, which are included in other liabilities in the table above.

	Total	Amortization Period
Trademarks	$1,313.8	indefinite lived
Customer Relationships	43.9	10 years
Patents	5.1	7 years
Non-Compete	5.0	18 months
Total preliminary other intangible assets	$1,367.8

The Company’s results of operations include Playtex as of the date of acquisition, or beginning October 1, 2007.  In accordance with generally accepted accounting principles, Playtex inventory acquired in the Acquisition was valued at its estimated fair value on the date of acquisition.  As a result, the fair value of inventory was approximately $27.5 greater than the historical cost basis of such inventory prior to the Acquisition.  This required accounting treatment reduced gross profit in the three and six months ended March 31, 2008 by $1.6 and $27.5, respectively, compared to the historical Playtex cost basis.

The following table represents the Company’s Unaudited Pro Forma Condensed Combined Statements of Earnings as if the Acquisition occurred at the beginning of each period presented.  Playtex acquired Tiki Hut Holding Company (“Hawaiian Tropic”), owner of the Hawaiian Tropic brand on April 18, 2007.  The Playtex financial statements, and thus, the pro forma results below, do not reflect the results of Hawaiian Tropic for the three and six months ended March 31, 2007.  They include incremental interest and financing costs related to the Acquisition and purchase accounting adjustments, including the impact of depreciation and amortization expense.  These unaudited pro forma earnings statements are based on, and should be read in conjunction with the Company's historical consolidated financial statements and related notes, as well as Playtex historical consolidated financial  statements and related notes included in the Form 8-K filing of October 1, 2007, as amended on December 17, 2007.

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

	Unaudited Pro Forma
	Quarter Ended	Six Months Ended
	March 31,	March 31,
Net Sales	2007	2007
Household Products	$496.5	$1,220.2
Personal Care	415.3	788.2
Total net sales	$911.8	$2,008.4

Profitability
Household Products	$92.4	$262.9
Personal Care	88.9	171.9
Total segment profitability	$181.3	$434.8
General corporate and other expenses	(30.1)	(61.5)
Acquisition inventory valuation	(1.6)	(27.5)
Amortization	(3.2)	(6.2)
Interest and other financial items	(48.7)	(99.5)
Earnings before income taxes	$97.7	$240.1
Income tax provision	30.3	70.9
Net earnings	$67.4	$169.2

Basic EPS	$1.20	$3.01
Diluted EPS	$1.15	$2.90

Weighted-Average Shares - Basic	56.3	56.3
Weighted-Average Shares - Diluted	58.4	58.4

Note 3 – Business realignment
Total pre-tax charges for the quarter ended March 31, 2008 were $0.5 comprised of exit costs of $0.2 and $0.3 for other costs related to the project.  For the six months, charges related to those same projects were $2.6, which included exit costs of $1.6 and $1.0 for other costs related to the project.  These costs were recorded in SG&A for the quarter and six months ended March 31, 2008.

Total pre-tax charges for the quarter ended March 31, 2007 were $4.5 comprised of exit costs of $1.5 and $3.0 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  For the six months, charges related to those same projects were $7.9, which included exit costs of $2.5 and $5.4 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  Of the total costs, $4.2 and $7.3 for the quarter and six months, respectively, were recorded in SG&A expense and the rest were recorded in Cost of Products Sold.

The exit cost liability for these projects is as follows:

	Total Severance	Contract Terminations	Total Exit Costs
Balance at October 1, 2007	$5.0	$1.4	$6.4
Provision	1.5	0.1	1.6
Activity	(2.8)	(1.5)	(4.3)
Balance at March 31, 2008	$3.7	$-	$3.7

Note 4 – Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $4.9 and $12.5 for the current quarter and six months, respectively, and $6.4 and $11.8 for the same quarter and six months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $1.7 and $4.5 for the current quarter and six months, respectively, and $2.3 and $4.3 for the same quarter and six months last year, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2008 and 2007, respectively.

(shares in millions)	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Numerator:
Net earnings for basic and dilutive earnings per share	$60.9	$66.6	$163.5	$188.9

Denominator:
Weighted-average shares for basic earnings per share	57.5	56.3	57.4	56.5

Effect of dilutive securities:
Stock options	1.0	1.5	1.1	1.5
Restricted stock equivalents	0.6	0.6	0.6	0.5
Total dilutive securities	1.6	2.1	1.7	2.0

Weighted-average shares for diluted earnings per share	59.1	58.4	59.1	58.5

Basic earnings per share	$1.06	$1.18	$2.85	$3.35

Diluted earnings per share	$1.03	$1.14	$2.77	$3.23

Note 6 – Goodwill and intangibles
The following table sets forth goodwill by segment as of March 31, 2008, and September 30, 2007.  Changes in the carrying amount of goodwill are due to the preliminary valuation of the assets acquired in the Acquisition and fluctuations in foreign currency exchange rates.

	March 31, 2008	September 30, 2007
Household Products	$39.9	$ 40.1
Personal Care	1,185.4	340.0
Total Goodwill	$1,225.3	$ 380.1

Total amortizable intangible assets other than goodwill at March 31, 2008 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.2	$(6.4)	$5.8
Technology and patents	42.6	(18.2)	24.4
Customer-related	55.5	(8.5)	47.0
Non-compete agreement	5.0	(1.7)	3.3
	$115.3	$(34.8)	$80.5

The carrying amount of indefinite-lived trademarks and tradenames is $1,603.0 at March 31, 2008, an increase of $1,325.1 from September 30, 2007. Changes in indefinite-lived trademarks and tradenames are due primarily to the preliminary valuation of the assets acquired in the Acquisition and changes in foreign currency exchange rates.  Estimated amortization expense for amortizable intangible assets is $14.1, $12.4, $10.7, $10.2 and $10.2 for the years ending September 30, 2008 through 2012, respectively.

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

The Company's net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Service cost	$8.6	$7.0	$15.5	$14.1
Interest cost	12.8	10.0	24.4	20.0
Expected return on plan assets	(16.2)	(13.0)	(30.8)	(26.0)
Amortization of prior service cost	(0.4)	(0.4)	(0.7)	(0.8)
Amortization of unrecognized net loss	1.2	1.5	2.4	3.0
Amortization of transition obligation	0.1	0.1	0.1	0.1
Net periodic benefit cost	$6.1	$5.2	$10.9	$10.4

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.8	0.7	1.3	1.4
Expected return on plan assets	-	(0.1)	-	(0.1)
Amortization of prior service cost	(0.5)	(0.6)	(1.1)	(1.1)
Amortization of unrecognized net loss	(0.6)	-	(1.1)	(0.1)
Net periodic benefit cost	$(0.2)	$0.1	$(0.7)	$0.3

Note 8 – Debt
In October 2007, the Company borrowed $1,500.0 under a bridge loan facility which, together with cash on hand, was used to acquire Playtex. The Company subsequently refinanced $890.0 of the bridge loan with long-term debt financing, with maturities ranging from three to ten years and fixed rates ranging from 5.71% to 6.55%. The remainder of the bridge loan was refinanced with a term loan facility.

Notes payable at March 31, 2008 and September 30, 2007 consisted of notes payable to financial institutions with original maturities of less than one year of $254.5 and $43.0, respectively, and had a weighted-average interest rate of 4.6% and 6.7%, respectively.

The detail of long-term debt at March 31, 2008 and September 30, 2007 is as follows:

	March 31,	September 30,
	2008	2007
Private Placement, fixed interest rates ranging from 3.9% to 7.3%, due 2008 to 2017	$2,315.0	$1,475.0
Term Loan, variable interest at LIBOR + 100 basis points, or 3.75%, due 2012	468.5	-
Singapore Bank Syndication, multi-currency facility, variable interest at LIBOR + 80 basis points, or 3.55%, due 2010	16.0	107.0
Total long-term debt, including current maturities	2,799.5	1,582.0
Less current portion	107.0	210.0
Total long-term debt	$2,692.5	$1,372.0

The Company maintains total committed debt facilities of $3,459.0, of which $394.0 remained available as of March 31, 2008.

Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA, as defined in the agreements, was 3.79 to 1, and the ratio of its pro forma EBIT, as defined in the agreements, to total interest expense was 3.25 to 1 as of March 31, 2008.  As a result of the ratio of indebtedness to pro forma EBITDA this quarter, the Company had higher pre-tax interest expense of approximately $4 for the second quarter of fiscal 2008 and will continue to experience incremental interest expense in subsequent quarters until this ratio falls under 3.50 to 1.  Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that a covenant violation resulting in acceleration of maturity is unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2008 are as follows: $107.0 in one year, $306.0 in two years, $196.0 in three years, $221.0 in four years, $754.5 in five years and $1,215.0 thereafter.

Note 9 – Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2008 under its July 2006 authorization from the Board of Directors.  This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 10 – Financial instruments
At times, the Company enters into foreign exchange contracts to mitigate potential losses in earnings or cash flows on foreign currency transactions.  During 2008, the Company entered into forward contracts for certain key currencies to mitigate exposure to fluctuations in exchange rates.  The Company has not designated these financial instruments as hedges for accounting purposes.  Open contracts totaled $63.1 at March 31, 2008 and have settlement dates ranging from April 2008 through September 2008.  For the quarter and six months ended March 31, 2008, the Company recorded a pre-tax loss of $6.0 and $4.6, respectively, associated with these foreign currency contracts.

The Company uses raw materials that are subject to price volatility.  At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as cash flow hedges.  The fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $14.0 and $21.9 at March 31, 2008 and 2007, respectively.  Realized gains and losses are reflected as adjustments to the cost of the raw materials.  Over the next twelve months, approximately $8.3 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings.  Contract maturities for these hedges extend into fiscal year 2009.

At September 30, 2007, the Company held a net-cash settled prepaid share option with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities.  In December 2007, the prepaid feature was removed from the transaction and the Company received cash of $60.5, which was used to repay existing debt.  Of the $60.5 received, $46.0 was a return of investment and was classified within investing activities on the Statement of Cash Flows.  The remaining $14.5 was a return on investment and was classified as a cash inflow from operating activities on the Statement of Cash Flows.  As a result of this change in the share option, the Company will incur yearly fees at LIBOR plus 130 basis points until the contract is settled.  The fair market value of the share option was $12.3, as included in other current liabilities, and $45.7, as included in other current assets, at March 31, 2008 and 2007, respectively.  The change in fair value of the total share option for the current quarter and six months resulted in expense of $11.6 and $10.9, respectively, and income of $10.3 and $9.6 for the same quarter and six months last year, respectively, and was recorded in SG&A.

Note 11 – Supplemental financial statement information

SUPPLEMENTAL BALANCE SHEET INFORMATION:
	March 31,	September 30,
	2008	2007
Inventories
Raw materials and supplies	$85.1	$65.1
Work in process	144.5	109.4
Finished products	487.9	407.8
Total inventories	$717.5	$582.3
Other Current Assets
Miscellaneous receivables	$47.5	$41.1
Deferred income tax benefits	136.1	98.3
Prepaid expenses	87.7	68.1
Share option	-	59.3
Other	13.6	10.8
Total other current assets	$284.9	$277.6
Property, Plant and Equipment
Land	$37.8	$25.3
Buildings	279.7	206.7
Machinery and equipment	1,437.9	1,294.0
Construction in progress	69.7	54.5
Total gross property	1,825.1	1,580.5
Accumulated depreciation	(1,008.2)	(930.6)
Total net property, plant and equipment	$816.9	$649.9
Other Assets
Pension asset	$125.7	$125.2
Deferred charges and other assets	80.2	76.0
Total other assets	$205.9	$201.2
Other Current Liabilities
Accrued advertising, promotion and allowances	$325.4	$306.8
Accrued salaries, vacations and incentive compensation	109.0	112.1
Income tax liabilities	87.1	36.1
Acquisition exit costs	34.7	-
Other	232.7	159.3
Total other current liabilities	$788.9	$614.3
Other Liabilities
Pensions and other retirement benefits	$201.0	$175.3
Deferred compensation	140.0	161.6
Deferred income tax liabilities	510.0	21.2
Other non-current liabilities	52.4	46.1
Total other liabilities	$903.4	$404.2

Note 12 – Income taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48) on October 1, 2007.  As a result of the implementation of FIN 48, the Company has $34.5 of unrecognized tax benefits in the financial statements.  Of this amount, the change to the October 1, 2007 balance of retained earnings was immaterial.  Included in the unrecognized tax benefits are $33.1 of uncertain tax positions that would affect the Company’s effective tax rate, if recognized.  The Company does not expect any significant increases or decreases to their unrecognized tax benefits within 12 months of this reporting date.  In the Consolidated Balance Sheets, unrecognized tax benefits are classified as other liabilities (non-current) to the extent that payment is not anticipated within one year.

Prior to the adoption of FIN 48, only interest expense on underpayments of income taxes was included in the income tax provision.  Penalties were classified as an operating expense in arriving at pretax income.  Upon adoption of FIN 48, the Company elected a new accounting policy, as permitted by FIN 48, to also classify accrued penalties related to unrecognized tax benefits in the income tax provision.  The Company has accrued approximately $2.8 of interest in the income tax provision.  No penalties have been accrued.  Interest was computed on the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in the Company’s tax returns.

The Company files income tax returns in the U.S. federal jurisdiction, various city, state, and more than 40 foreign jurisdictions where the Company has operations.  U.S. federal income tax returns for tax years ended September 30, 2003 and after remain subject to examination by the Internal Revenue Service.  With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2002.  The status of international income tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

Note 13 – Recently issued accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161).  SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which improves the relevance, comparability and transparency of the financial information that is disclosed for minority interests.  This standard is now consistent with the international standard expected to be issued in early 2008.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company has not yet completed its evaluation of the impact of adopting SFAS 160 on its Consolidated Financial Statements, but does not expect such impact to be material.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk

Overview

On October 1, 2007, Energizer Holdings, Inc. (the Company) completed its acquisition (the Acquisition) of Playtex Products, Inc. (Playtex).  Playtex is a leading North American manufacturer and marketer in the Skin, Feminine and Infant Care product categories, with a diversified portfolio of well-recognized branded consumer products including Banana Boat, Hawaiian Tropic, Wet Ones, Playtex gloves, Playtex tampons, Playtex infant feeding products, and Diaper Genie.  The Acquisition allows the Company to expand and diversify its product portfolio and increase its presence in the Personal Care business, including achieving economies of scale in selling and distribution.  See Footnote 2 to the Condensed Financial Statements for additional information regarding the transaction.

Net Earnings for the Company for the quarter ended March 31, 2008 were $60.9, or $1.03 per diluted share compared to $66.6 or $1.14 per diluted share for the same quarter last year.  The current quarter results include the following items:

•	Costs associated with acquisition integration activities of $2.7, after taxes, or $0.05 per diluted share,
•	Additional product cost related to the write-up, at the time of the acquisition, and the subsequent sale of Playtex inventory of $1.0, after taxes, or $0.02 per diluted share, and
•	A provision for restructuring in Europe of $0.2, after taxes.

The prior year quarter results include a provision for restructuring in Europe of $3.0, after taxes, or $0.05 per diluted share.

Net Earnings for the six months ended March 31, 2008 were $163.5, or $2.77 per diluted share compared to $188.9 or $3.23 per diluted share for the same period last year.  The current six months include the following items:

•	Additional product cost related to the write-up, at the time of the acquisition, and the subsequent sale of Playtex inventory of $16.5, after taxes, or $0.28 per diluted share,
•	Costs associated with acquisition integration activities of $6.4, after taxes, or $0.11 per diluted share and,
•	A provision for restructuring in Europe of $1.7, after taxes, or $0.03 per diluted share.

The prior year quarter results include a provision for restructuring in Europe of $5.3, after taxes, or $0.09 per diluted share.

The inclusion of Playtex’s results, net of the incremental interest expense associated with the financing of the Acquisition, increased diluted earnings per share by $0.17 in the quarter, inclusive of the negative impact of $0.02 per diluted share related to the inventory write-up charge and $0.05 related to integration costs.  For the six months ended March 31, 2008, the inclusion of Playtex was $0.22 per diluted share dilutive to earnings, inclusive of the negative impact of $0.28 per diluted share for the inventory write-up and $0.11 per diluted share for the related Playtex integration costs.

Net sales for the quarter ended March 31, 2008 were up $220.1, or 30%, due to the acquisition of Playtex, which added $223.8 in net sales for the quarter.  On a constant currency basis, net sales increased $183.3 inclusive of Playtex, as Household Products declined $43.0 due to lower battery shipments in the U.S. and sales of Wet Shave products were up approximately 1% over prior year.

For the six months ended March 31, 2008, net sales increased $450.8, or 27%, due primarily to the acquisition of Playtex, which added $372.3 in net sales for the six months.  On a constant currency basis, net sales increased $366.4 inclusive of Playtex, as sales of the legacy Energizer Household and Personal Care products were essentially flat versus the prior year.

Gross profit for the quarter ended March 31, 2008 increased $111.5, or 32%, due primarily to the addition of Playtex.  In addition, gross profit was favorably impacted by currency of $29.0.  The gross profit percentage increased 0.7 percentage points to 48.1% for the current quarter due primarily to the addition of higher average margin products from Playtex.

For the six months ended March 31, 2008, gross profit increased $193.5, or 24%, due primarily to the addition of Playtex.  The favorable impact of currency of $67.9 was partially offset by the $27.5 charge for the Playtex inventory write-up contributing to a decline in the gross margin percentage to 46.4%, or 1.0 percentage point versus the same period last year.

Selling, general and administrative expense (SG&A) increased $37.5 and $80.7 for the quarter and six months ended March 31, 2008, respectively, due primarily to the inclusion of Playtex, costs associated with integration activities of $4.3 and $10.1, respectively, and cost increases resulting from favorable currency of $8.3 and $15.9 respectively.  SG&A for the quarter ended March 31, 2008 was 19.5% of net sales versus 20.3% of net sales for the same quarter last year.  For both the six months ended March 31, 2008 and 2007, SG&A as a percent of net sales was 17.8%.

Advertising and promotion (A&P) expense increased $42.3, or 66%, for the quarter ended March 31, 2008 due primarily to the addition of Playtex, higher spending in both Household and legacy Personal Care of $7.5 and the cost impact of currency of $4.6.  A&P for the quarter ended March 31, 2008 was 11.2% of net sales versus 8.8% of net sales for the same quarter last year.

For the six months ended March 31, 2008, A&P increased $79.0, or 52%, due primarily to the addition of Playtex, higher spending in both Household and legacy Personal Care of $23.2 and the cost impact of currency of $9.8.  As a percent of net sales, A&P for the six months ended March 31, 2008 was 10.8% of net sales versus 8.9% of net sales for the same period last year.

Research and development (R&D) expense increased $5.2 and $10.6 for the quarter and six months ended March 31, 2008, respectively, as compared to the same periods in the prior year due to the addition of Playtex.

The increase in interest expense for the quarter and six months ended March 31, 2008 compared to the same periods in the prior year reflects the impact of borrowings used to finance the Playtex acquisition.

Segment Results
During the first quarter of fiscal 2008, the Company revised its operating segment presentation.  Operations for the Company are now managed via two major segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care).  Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets.  Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The reduction in gross profit associated with the write-up and subsequent sale of inventory acquired in the Acquisition is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the Playtex acquisition.  Such presentation reflects management's view on how it evaluates segment performance.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters and six months ended March 31, 2008 and 2007.  All prior periods have been restated to conform to the current segment presentation.

Household Products

	Quarter ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Net sales	$474.2	$496.5	$1,264.0	$1,220.2
Segment profit	$66.5	$92.4	$249.4	$262.9

Net sales for the quarter declined $22.3 overall, and $43.0, or 9%, excluding $20.7 of favorable currencies.  Absent currencies, the net sales decline was due primarily to lower sales volumes in North America, as sales of batteries sold outside of North America were essentially flat.  In North America, lower year over year sales volumes were driven by three factors.  First, March-quarter retail inventory reductions, which always follow the holiday season, were unusually low last year and unusually high this year.  This positively impacted sales in the prior year quarter and negatively impacted sales in the current quarter, resulting in an unfavorable impact on year over year sales comparison of approximately $25.  Second, we continue to de-emphasize lower margin business in the price oriented segment.  While the lower volumes negatively impacted sales by approximately $11, the impact on profitability was minor.  Third, retail consumption of Energizer products declined by an estimated 2% in the quarter, in line with the overall soft battery category performance, likely due to economic sluggishness.

Segment profit for the quarter was lower by $25.9 overall including $11.2 of favorable currencies.  On a constant currency basis, lower segment profit of $37.1 was primarily the result of $12.8 due to lower volumes, $12.5 of higher spending on overheads and advertising and promotion and $8.6 of higher product costs.

For the six months, net sales increased $43.8 in total, but decreased $9.7 excluding $53.5 of favorable currency impacts.  On a constant currency basis, lower sales volumes in North America caused $36.7 of the decline, $27.2 of which was in lower margin batteries in the price-oriented segment.  Improved volumes in Asia and Latin America and improved pricing in North America and Latin America partially offset the impact of North America volume declines.

Year to date, segment profit decreased $13.5 in total, and $46.4 excluding $32.9 of favorable currency impacts.  The main driver of the profit decline was $46.6 of higher product costs, most of which was experienced in the December quarter.  Increased spending on overheads and advertising and promotion was offset by favorable pricing and a positive volume mix impact.  The large reduction in low margin, price-oriented battery volumes had a minimal impact on profit, which was more than offset by a much smaller increase in unit volumes of more profitable performance batteries and lighting products.

Looking ahead, inventory levels are at seasonably normal levels, and our performance in the last half of the year will be determined by consumer take away.  We are also expecting continued trade up by consumers to higher performing batteries where Energizer’s share position is strongest, although the rate of trade up may continue to be slowed by overall economic sluggishness.  Product costs are expected to continue to be unfavorable in the next two quarters at a rate of $8 to $10 per quarter due to rechargeable battery cost increases and inefficient plant utilization rates caused by production volume declines.  Price increases on rechargeable batteries have been initiated in the U.S. and certain other markets to begin to recover a portion of these cost increases.

Personal Care

	Quarter ended March 31,		Six months ended March 31,
	2008	2007 pro forma	2008	2007 pro forma

Net sales	$476.8	$415.3	$876.9	$788.2
Segment profit	$97.2	$88.9	$169.9	$171.9

As noted in the prior quarter, Energizer’s acquisition of Playtex was completed on October 1, 2007; therefore, Playtex is not included in the attached historical financial statements prior to the current quarter.  To provide a clearer understanding of the impact of the acquisition on results, the comparison of the current year amounts for the Personal Care segment are versus pro forma results for the quarter and six months ended March 31, 2007 as shown in Note 2 of the Condensed Financial Statements.  Since Playtex acquired Hawaiian Tropic in April 2007, the results for Hawaiian Tropic are not included in the pro forma results in Note 2.

Net sales for the quarter were $476.8, an increase of $61.5, with Hawaiian Tropic and favorable currency accounting for $39.5 and $16.2, respectively, of the increase.  On a constant currency basis, net sales increased 11% due primarily to the acquisition of Hawaiian Tropic.  Each of the following category comparisons are on a constant currency basis.  Wet Shave sales increased 1% as higher volumes in the Quattro family of products, including Quattro Titanium and the new Quattro Trimmer, were partially offset by declines in older technology products and lower pricing due to higher promotional spending on women’s systems and disposables. Skin Care net sales increased 50% due to the inclusion of Hawaiian Tropic.  Excluding the impact of Hawaiian Tropic, Skin Care net sales increased 3%.   Feminine Care net sales increased 2% due to growth in plastic applicator tampons, offset by declines in cardboard applicator tampons, reflecting the discontinuation of Beyond.  Net sales of plastic applicator tampons increased 6% for the quarter.  Within the plastic applicator sub-segment, Sport was the driver of the year over year growth.  Infant Care net sales were flat in the second quarter as higher shipments in Diaper Genie were substantially offset by declines in cups and infant bottles.

Segment profit increased $8.3 to $97.2 for the quarter.  On a constant currency basis, segment profit increased $3.3 as higher gross margin driven by the inclusion of Hawaiian Tropic was partially offset by increased spending, including higher advertising and promotion.

Net sales for the six months ended March 31, 2008 were $876.9, an increase of $88.7, with Hawaiian Tropic and favorable currency accounting for $49.6 and $30.9, respectively, of the increase.  On a constant currency basis, net sales increased 7% due primarily to the acquisition of Hawaiian Tropic.  Each of the following category comparisons are on a constant currency basis.  Wet Shave net sales increased 1% as higher volumes in the Quattro family of products, more than offset declines in older technology products and unfavorable price due to higher promotional spending in all categories.  Skin Care net sales increased 41% due to the inclusion of Hawaiian Tropic.  Excluding the impact of Hawaiian Tropic, Skin Care net sales were essentially flat.  Feminine Care net sales increased 2% due to growth in plastic applicator tampons offset by declines in cardboard applicator tampons, as noted in the quarter discussion above.  Infant Care net sales increased 3% driven by higher Diaper Genie and infant bottles partially offset by a decline in cups.

Segment profit was down slightly for the six month period as the impact of favorable currency and the inclusion of Hawaiian Tropic was more than offset by higher advertising and promotional spending, including support of the Quattro Trimmer launch.

Looking forward, we will continue to provide a higher level of advertising and promotional spending to support new product initiatives, to address competitive pressures in key markets and to invest in the long-term health of our Personal Care portfolio.  Integration of the Playtex business will remain a key focus throughout 2008.  As noted previously, the health of the Playtex business is our first priority.  We expect to achieve our synergy goals, but accretion will be modest at first, and growing later in 2008 and beyond.

General Corporate and Other Expenses

	Quarter ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

General Corporate Expenses	$10.8	$20.1	$33.7	$42.8
Integration	4.3	-	10.1	-
Restructuring and Related Charges	0.5	4.5	2.6	7.9
General Corporate and Other Expenses	$15.6	$24.6	$46.4	$50.7
% of total net sales	1.6%	3.4%	2.2%	3.0%

Corporate expenses, which includes integration but excludes restructuring and related costs, were down $5.0 due primarily to lower compensation related expenses partially offset by acquisition integration costs for the quarter.  For the six months ended March 31, 2008, corporate expenses, increased $1.0 as compared to the same period in the prior year due to the inclusion of $10.1 of integration costs, substantially offset by lower compensation related expenses.

Total pre-tax charges related to the Company’s European restructuring projects were $0.5 in the current quarter, included in SG&A.  For the six months, charges related to the project were $2.6 included in SG&A.  In the prior year quarter, the Company recorded restructuring charges of $4.5, which were comprised of exit costs of $1.5 and $3.0 for other costs related to the project.  Of the total costs, $4.2 was recorded in SG&A expense and the remainder was recorded in Cost of Products Sold.  In the six months ending March 31, 2007, the Company recorded restructuring charges of $7.9, which were comprised of exit costs of $2.5 and $5.4 for other costs related to the project.  Of these total costs, $7.3 was recorded in SG&A expense and the remainder was recorded in Cost of Products Sold.   See Footnote 3 to the Condensed Financial Statements for information on the accruals for these plans.

Acquisition Inventory Valuation
In accordance with generally accepted accounting principles, Playtex inventory acquired in the Acquisition was valued at its estimated fair value on the date of the Acquisition.  As a result, the fair value of inventory was approximately $27.5 greater than the historical cost basis of such inventory prior to the Acquisition.  This required accounting treatment reduced gross profit by approximately $1.6 and $27.5 for the quarter and six months ended March 31, 2008, respectively, as compared to the historical Playtex cost basis.

Amortization
Amortization of acquired intangibles increased $2.2 during the quarter and $4.4 during the six months ended March 31, 2008 as a result of the Acquisition.  See Footnote 6 to the Condensed Financial Statements for information regarding the Company’s goodwill and other identifiable intangible assets.

Interest Expense and Other Financing Costs
Interest expense increased $24.0 during the quarter and $46.9 for the six months ended March 31, 2008 as compared to the same periods in the prior year due to higher average borrowings to finance the Acquisition.  Other net financing items were unfavorable $10.9 for the quarter and $13.6 for the six months ended March 31, 2008 primarily due to exchange losses in the current period compared to exchange gains included in the prior year periods.  The exchange losses were primarily the result of foreign exchange forward contracts used to mitigate the impact of changes in currency exchange rates for two key currencies, the Euro and the Yen.  These contracts, which are not accounted for as currency hedges, are marked to market with the corresponding gain or loss reflected in the income statement.  The losses recorded to date are offset by positive currency gains in net sales and segment profits in the operating segments.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 30.9% for both the quarter and six month period presented.  Income taxes were 31.0% for the same quarter and six month period last year.  The current quarter’s income tax expense of $27.3 includes a benefit of $0.6 associated with the write-up and subsequent sale of inventory acquired in the Acquisition.  This benefit is $11.0 for the six months ended March 31, 2008.  Excluding the tax benefit of the inventory write-up, the effective tax rate was 31.1% and 31.8%, for the quarter and six months ended March 31, 2008, respectively.

Liquidity and Capital Resources
Cash flow from operations is the primary funding source for operating needs and capital investments.  Cash flow from operations was $230.5 for the six months ended March 31, 2008, a decrease of $35.8 from the same period last year, due primarily to lower earnings in the current period.  In addition, lower cash flow from collection of accounts receivable and lower cash flow for accounts payable was offset by liquidation of inventory and changes in current liabilities.  At March 31, 2008, working capital was $578.8, compared to $888.5 at September 30, 2007.  The decrease in working capital from September 30, 2007 was due primarily to higher short-term debt and lower cash as a result of the Acquisition, partially offset by the inclusion of Playtex.

Capital expenditures were $57.9 for the six months ended March 31, 2008 and $31.9 for the same period last year.  Full year capital expenditures are estimated at approximately $185 for 2008, with increases in production related capital for existing businesses and planned spending for Playtex.  Capital expenditures for the current and prior year were funded by cash flow from operations.

The Company currently has approximately 8 million shares remaining on its 10 million current share repurchase authorization.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

The Company’s total borrowings were $3,054.0 at March 31, 2008, $739.0 of which is tied to variable interest rates (primarily LIBOR).  An increase in the applicable short-term rates of one full percentage point would increase annualized pre-tax financing costs by $7.4.

The Company maintains total committed debt facilities of $3,459.0, of which $394.0 remained available as of March 31, 2008.

Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA was 3.79 to 1, and the ratio of its pro forma EBIT to total interest expense was 3.25 to 1 as of March 31, 2008.  As a result of the ratio of indebtedness to pro forma EBITDA this quarter, the Company had higher pre-tax interest expense of approximately $4 in the second quarter of fiscal 2008 and will continue to experience incremental interest expense in subsequent quarters until this ratio falls under 3.50 to 1.  Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that a covenant violation is unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

A summary of Energizer’s significant contractual obligations at March 31, 2008 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$2,799.5	$107.0	$502.0	$975.5	$1,215.0

Interest on long-term debt	849.1	143.2	263.8	209.6	232.5

Operating leases	78.4	20.4	32.4	14.3	11.3

Purchase obligations and other	45.7	43.5	2.2	-	-

Total	$3,772.7	$314.1	$800.4	$1,199.4	$1,458.8

The Company has contractual purchase obligations for future purchases, which generally extend one to three months.  These obligations are primarily purchase orders at fair value that are part of the normal operations and are reflected in historical operating cash flow trends.  In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination.  As of March 31, 2008, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk
Currency Rate Exposure
The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates.  Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Energizer affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary.  If the Company settled its Venezuelan subsidiary’s U.S. dollar liabilities using unofficial, parallel currency exchange mechanisms as of March 31, 2008, it would result in a currency exchange loss of approximately $20.

At times, the Company enters into foreign exchange contracts to mitigate potential losses in earnings or cash flows on foreign currency transactions.  During 2008, the Company entered into forward contracts for certain key currencies to mitigate exposure to fluctuations in exchange rates.  The Company has not designated these financial instruments as hedges for accounting purposes.  Open contracts totaled $63.1 at March 31, 2008 and have settlement dates ranging from April 2008 through September 2008.  For the quarter and six months ended March 31, 2008, the Company recorded a pre-tax loss of $6.0 and $4.6, respectively, associated with these foreign currency contracts.

Commodity Price Exposure
The Company uses raw materials that are subject to price volatility.  At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as cash flow hedges.  The fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $14.0 and $21.9 at March 31, 2008 and 2007, respectively.  Realized gains and losses are reflected as adjustments to the cost of the raw materials.  Over the next twelve months, approximately $8.3 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings.  Contract maturities for these hedges extend into fiscal year 2009.

Stock Price Exposure
At September 30, 2007, the Company held a net-cash settled prepaid share option with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities.  In December 2007, the prepaid feature was removed from the transaction and the Company received cash of $60.5, which was used to repay existing debt.  Of the $60.5 received, $46.0 was a return of investment and was classified within investing activities on the Statement of Cash Flows.  The remaining $14.5 was a return on investment and was classified as a cash inflow from operating activities on the Statement of Cash Flows.  As a result of this change in the share option, the Company will incur yearly fees at LIBOR plus 130 basis points until the contract is settled.  The fair market value of the share option was $12.3, as included in other current liabilities, and $45.7, as included in other current assets, at March 31, 2008 and 2007, respectively.  The change in fair value of the total share option for the current quarter and six months resulted in expense of $11.6 and $10.9, respectively, and income of $10.3 and $9.6 for the same quarter and six months last year, respectively, and was recorded in SG&A.

Recently issued accounting pronouncements
See discussion in Footnote 13 to the Condensed Financial Statements.

Forward-Looking Statements

Statements in the Management’s Discussion and Analysis of Results of Operations and Financial Condition that are not historical, particularly statements regarding: estimates of battery category decline, retail consumption, and retailer inventory levels, continuing consumer trade-up to higher performance batteries, and the rate of such trade-up, continuing unfavorable product costs in Energizer Household Products, the impact of price increases for rechargeable batteries, continuing advertising and promotional investment for Energizer Personal Care, anticipated achievement of Playtex synergy goals and the timing and extent of earnings accretion from the acquisition; the likelihood of acceleration of the Company’s debt covenants; the anticipated adequacy of cash flows and the Company’s ability to meet liquidity requirements; the impact of adverse changes in interest rates; and potential currency exchange losses in Venezuela, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The impact of material and other commodity costs could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control.  Energizer’s estimates of battery category decline, retail consumption, and retailer inventory levels are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market.  Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of the Company’s estimates, or if those retailers elect to further contract their inventory levels.  The anticipated benefits of Energizer’s price increases on rechargeable products may not be sufficient to offset greater than anticipated increases in supply costs, and the benefits of such increases may not be realized in the event of consumer resistance, if competitive activity mandates additional promotional spending or a revamping of the pricing structure, or if other operating costs increase unexpectedly.  Advertising and promotional spending for Energizer Personal Care could be curtailed in the event of unexpected declines in cash flows, competitive activity, a reconsideration of marketing and promotional objectives for the division, and general economic conditions.  The timing and extent of potential synergies and earnings accretion related to the Playtex acquisition may be significantly different from current expectations due to changes in market or competitive conditions, systems or personnel issues, or other operational reasons.  Unforeseen fluctuations in levels of the Company’s operating cash flows or inability to maintain compliance with its debt covenants because of earnings declines, could limit the Company’s ability to meet future operating expenses and could increase the Company’s risk from unfavorable impact on variable-rate debt, currency derivatives and other financial instruments.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements.  The Company does not undertake any obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.  Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents; including its annual report on Form 10-K for the Year ended September 30, 2007 and its quarterly report on Form 10-Q for the period ended December 31, 2007.

PART I - FINANCIAL INFORMATION

Item 4.   Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of March 31, 2008, the end of the Company’s second fiscal quarter of 2008, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s second fiscal quarter of 2008 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 - Legal Proceedings

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

Item 2 - Issuer Purchases of Equity Securities

No shares of Energizer Common Stock were acquired by Energizer during the quarter ended March 31, 2008.

Item 4  - Submission of Matters to a Vote of Security Holders

Energizer held its Annual Meeting of Shareholders on January 28, 2008, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2011. The results of that meeting were disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

Item 6 - Exhibits

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

Date: May 2, 2008