Form 10-Q
period 2008-06-30
ENERGIZER HOLDINGS INC
filed 2008-08-01
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

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

YES___    NO: X

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 25, 2008:

          58,151,379

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net sales	$1,066.7	$800.0	$3,207.6	$2,490.1

Cost of products sold	557.7	421.5	1,704.6	1,311.1

Gross profit	509.0	378.5	1,503.0	1,179.0

Selling, general and administrative expense	200.5	155.5	581.8	456.1
Advertising and promotion expense	140.0	111.5	370.2	262.7
Research and development expense	23.1	17.4	67.3	51.0
Interest expense	44.3	22.6	138.0	69.4
Other financing items, net	(0.4)	(5.1)	7.7	(10.6)

Earnings before income taxes	101.5	76.6	338.0	350.4

Income tax provision	34.8	14.1	107.8	99.0

Net earnings	$66.7	$62.5	$230.2	$251.4

Basic earnings per share	$1.16	$1.10	$4.01	$4.44
Diluted earnings per share	$1.13	$1.06	$3.90	$4.30

Consolidated Statements of Comprehensive Income:

Net earnings	$66.7	$62.5	$230.2	$251.4
Other comprehensive income, net of tax
Foreign currency translation adjustments	1.7	11.2	83.3	40.6
Pension/Postretirement activity, net of tax of
$(0.3) and $0.6 for the quarter and nine
months ended June 30, 2008, respectively and
$(0.2) and $(0.5) for the quarter and nine months
ended June 30, 2007, respectively	(0.1)	(0.4)	(2.9)	(1.2)
Deferred gain/(loss) on hedging activity, net of tax
of $0.4 and $0.8 for the quarter and nine
months ended June 30, 2008, respectively
and $2.6 and $(4.1) for the quarter and nine
months ended June 30, 2007, respectively	0.8	6.1	2.2	(9.1)
Total comprehensive income	$69.1	$79.4	$312.8	$281.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

	June 30,	September 30,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$97.4	$363.2
Trade receivables, less allowance for doubtful
accounts of $12.8 and $9.8, respectively	937.8	788.3
Inventories	708.7	582.3
Other current assets	295.4	277.6
Total current assets	2,039.3	2,011.4

Property, plant and equipment, net	822.1	649.9

Goodwill	1,225.5	380.1
Intangible assets	1,680.0	310.4
Other assets	207.3	201.2

Total	$5,974.2	$3,553.0

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$156.0	$210.0
Notes payable	270.1	43.0
Accounts payable	230.5	255.6
Other current liabilities	842.8	614.3
Total current liabilities	1,499.4	1,122.9

Long-term debt	2,591.0	1,372.0

Other liabilities	889.7	404.2

Shareholders' equity

Common stock	1.0	1.0
Additional paid in capital	1,019.8	999.0
Retained earnings	1,587.0	1,362.7
Treasury stock	(1,743.1)	(1,755.6)
Accumulated other comprehensive income	129.4	46.8
Total shareholders' equity	994.1	653.9

Total	$5,974.2	$3,553.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flow from operations
Net earnings	$230.2	$251.4
Non-cash items included in income	128.7	118.0
Other, net	(7.8)	5.9
Operating cash flow before changes in working capital	351.1	375.3
Changes in current assets and liabilities used in operations	(66.0)	(33.1)
Net cash from operations	285.1	342.2

Cash flow from investing activities
Capital expenditures	(97.4)	(52.6)
Acquisitions, net of cash acquired	(1,882.1)	-
Proceeds from share option	46.0	-
Proceeds from sale of assets	0.9	2.2
Other, net	0.3	1.8
Net cash used by investing activities	(1,932.3)	(48.6)

Cash flow from financing activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,482.9	-
Cash payments on debt with original maturities greater than 90 days	(218.0)	(10.0)
Net increase/(decrease) in debt with original maturities of 90 days or less	104.5	(75.0)
Common stock purchased	-	(53.0)
Proceeds from issuance of common stock	3.4	25.8
Excess tax benefits from share-based payments	7.8	20.6
Net cash from/(used) by financing activities	1,380.6	(91.6)

Effect of exchange rate changes on cash	0.8	4.0

Net (decrease)/increase in cash and cash equivalents	(265.8)	206.0

Cash and cash equivalents, beginning of period	363.2	134.3

Cash and cash equivalents, end of period	$97.4	$340.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
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

Note 1 – Segment note
Prior to the acquisition of Playtex Products, Inc. (Playtex) on October 1, 2007, the Company’s operations were managed via three major segments; North America Battery, International Battery and Razors and Blades.  In the first quarter of fiscal 2008, the Company revised its operating segment presentation.  Operations for the Company are managed via two major segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave and Playtex).  Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets.  Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

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

Historical segment sales and profitability for the quarter and nine months ended June 30, 2008 and 2007, respectively, are presented below.  All prior periods have been restated to conform with the current segment presentation.

	For the quarter ended June 30,		For the nine months ended June 30,
	2008	2007	2008	2007
Net Sales
Household Products	$537.1	$547.8	$1,801.1	$1,768.0
Personal Care	529.6	252.2	1,406.5	722.1
Total net sales	$1,066.7	$800.0	$3,207.6	$2,490.1

	For the quarter ended June 30,		For the nine months ended June 30,
	2008	2007	2008	2007
Profitability
Household Products	$89.5	$102.3	$338.9	$365.2
Personal Care	83.2	20.7	253.1	126.3
Total segment profitability	$172.7	$123.0	$592.0	$491.5

General corporate and other expenses	(23.9)	(27.6)	(70.3)	(78.3)
Acquisition inventory valuation	-	-	(27.5)	-
Amortization	(3.4)	(1.3)	(10.5)	(4.0)
Interest and other financial items	(43.9)	(17.5)	(145.7)	(58.8)
Total earnings before income taxes	$101.5	$76.6	$338.0	$350.4

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2008	2007	2008	2007
Alkaline batteries	$312.4	$326.5	$1,072.4	$1,079.4
Carbon zinc batteries	50.4	59.7	170.0	191.7
Other batteries and lighting products	174.3	161.6	558.7	496.9
Wet Shave	283.6	252.2	788.2	722.1
Skin Care	144.3	-	314.0	-
Feminine Care	56.0	-	165.3	-
Infant Care	45.7	-	139.0	-
Total net sales	$1,066.7	$800.0	$3,207.6	$2,490.1

Total assets by segment are presented below:
	June 30,	September 30,
	2008	2007
Household Products	$1,453.7	$1,474.4
Personal Care	1,173.4	664.1
Total segment assets	2,627.1	2,138.5
Corporate	441.6	724.0
Goodwill and other intangible assets	2,905.5	690.5
Total assets	$5,974.2	$3,553.0

Note 2 - Playtex acquisition
On October 1, 2007, the Company acquired all of the issued and outstanding shares of common stock of Playtex at $18.30 per share in cash and simultaneously repaid all of Playtex’s outstanding debt as of that date (the Acquisition) for consideration totaling $1,875.7.  The Company acquired all assets and assumed all liabilities of Playtex.  There are no contingent payments, options or commitments associated with the Acquisition.  In a separate transaction, for consideration totaling $19.5, the Company acquired certain intangible assets related to the Wet Ones brand in the United Kingdom.  Playtex owns the Wet Ones trademark in the United States and Canada.  This is included with the Acquisition in the presentation of the financial impact of the Acquisition presented below.  A summary of consideration paid is as follows:

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

Playtex is a leading North American manufacturer and marketer in the Skin, Feminine and Infant Care product categories, with a diversified portfolio of well-recognized branded consumer products including Banana Boat, Hawaiian Tropic, Wet Ones, Playtex tampons, Playtex infant feeding products, Playtex gloves, and Diaper Genie.  Playtex operates seven facilities in the U.S.  The Acquisition will allow the Company to expand its product portfolio and presence in the Personal Care business, including achieving economies of scale in selling and distribution.  In addition, the Acquisition further diversifies the Company’s product portfolio.

We have determined the preliminary fair values of assets and liabilities acquired for purposes of allocating the purchase price, in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”.  The purchase price allocation is expected to be finalized by the end of fiscal 2008.  However, the preliminary allocation is presented based on our initial valuation analysis.  For purposes of the preliminary allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of finished goods on hand at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity.  The fair value adjustment for Playtex’s property, plant and equipment was established using a cost approach for the operating fixed assets and comparable sales and property assessment data for the valuation of land.  The fair values of Playtex’s identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.  Estimated deferred income tax impacts as a result of purchase accounting adjustments are reflected using the best estimate of the applicable statutory income tax rates.

The Company is continuing its analysis of its integration plans, pursuant to which the Company will incur costs related primarily to involuntary severance costs, exit plans and contractual obligations with no future economic benefit.  The preliminary estimates of liabilities assumed were determined in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3).  The Company will combine certain selling, general and administrative functions, and is pursuing purchasing, manufacturing and logistics savings through increased scale and coordination.  The preliminary allocation of the purchase price reflects estimated additional liabilities associated with employee termination and relocation totaling $38.5, of which $26.3 has been spent as of June 30, 2008 with the remaining $12.2 classified as a current liability at June 30, 2008.  Additional estimated liabilities assumed include estimated contract termination and other exit costs totaling $24.9, of which $1.8 has been spent as of June 30, 2008 with the remaining $20.7 and $2.4 classified as current liabilities and other liabilities, respectively, at June 30, 2008.

Estimated asset valuations and assumed liabilities may be adjusted before the end of fiscal 2008 as final purchase price allocations are completed.  Any changes to the initial estimates of the fair value of assets and liabilities acquired will be allocated to residual goodwill.

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

The Company’s results of operations include Playtex as of the date of acquisition, or beginning October 1, 2007.  In accordance with generally accepted accounting principles, Playtex inventory acquired in the Acquisition was valued at its estimated fair value on the date of acquisition.  As a result, the fair value of inventory was approximately $27.5 greater than the historical cost basis of such inventory prior to the Acquisition.  This required accounting treatment reduced gross profit in the nine months ended June 30, 2008 by $27.5 compared to the historical Playtex cost basis.  It had no impact for the quarter ended June 30, 2008.

Playtex acquired Tiki Hut Holding Company (“Hawaiian Tropic”), owner of the Hawaiian Tropic brand on April 18, 2007.  The Playtex financial statements, and thus, the pro forma results below, reflect results for Hawaiian Tropic only from the acquisition date of April 18, 2007.  They include incremental interest and financing costs related to the Acquisition and purchase accounting adjustments including the impact of increased depreciation and amortization expense.  These unaudited pro forma earnings statements are based on, and should be read in conjunction with the Company's historical consolidated financial statements and related notes, as well as Playtex historical consolidated financial statements and related notes included in the Form 8-K filing of October 1, 2007, as amended on December 17, 2007.

The impacts of any revenue or cost synergies that may result from the Acquisition are not included in the pro forma results.  The Company expects to generate cost synergies by combining certain selling, general and administrative functions, and pursuing purchasing, manufacturing and logistics savings through increased scale and coordination.  Additional costs may be incurred that will impact the Company’s Consolidated Statements of Earnings.  The magnitude and timing of such synergies and costs are still not fully known, and are being evaluated.  Benefits from cost synergies began in fiscal year 2008, with total savings building throughout fiscal 2009.

The following table represents the Company’s Unaudited Pro Forma Condensed Combined Statements of Earnings as if the Acquisition occurred at the beginning of each period presented.

	Unaudited Pro Forma
	Quarter Ended	Nine Months Ended
	June 30,	June 30,
Net Sales	2007	2007
Household Products	$547.8	$1,768.0
Personal Care	487.9	1,276.1
Total net sales	$1,035.7	$3,044.1

Profitability
Household Products	$102.3	$365.2
Personal Care	68.0	239.9
Total segment profitability	$170.3	$605.1
General corporate and other expenses	(33.9)	(95.4)
Acquisition inventory valuation	(1.5)	(29.0)
Amortization	(3.1)	(9.3)
Interest and other financial items	(46.3)	(145.8)
Earnings before income taxes	$85.5	$325.6
Income tax provision	17.4	88.3
Net earnings	$68.1	$237.3

Basic EPS	$1.20	$4.19
Diluted EPS	$1.16	$4.06

Weighted-Average Shares - Basic	56.7	56.6
Weighted-Average Shares - Diluted	58.7	58.4

Note 3 – Business realignment
Total pre-tax charges for the quarter ended June 30, 2008 were $0.1, which were non-exit costs related to the project.  For the nine months, charges related to those same projects were $2.7, which included exit costs of $1.6 and $1.1 for other costs related to the project.  These costs were recorded in SG&A for the quarter and nine months ended June 30, 2008.

Total pre-tax charges for the quarter ended June 30, 2007 were $3.2 comprised of exit costs of $0.7 and $2.5 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  For the nine months, charges related to those same projects were $11.1, which included exit costs of $3.2 and $7.9 for other costs related to the project, which consist of training, systems integration, relocation and other activities.  Of the total costs, $3.0 and $10.3 for the quarter and nine months ended June 30, 2007, respectively, were recorded in SG&A expense and the rest were recorded in Cost of Products Sold.

The exit cost liability for these projects is as follows:
	Total Severance	Contract Terminations	Total Exit Costs
Balance at October 1, 2007	$5.0	$1.4	$6.4
Provision	1.5	0.1	1.6
Activity	(3.4)	(1.5)	(4.9)
Balance at June 30, 2008	$3.1	$-	$3.1

Note 4 – Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $4.9 and $17.4 for the current quarter and nine months, respectively, and $6.6 and $18.4 for the same quarter and nine months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $1.9 and $6.4 for the current quarter and nine months, respectively, and $2.4 and $6.7 for the same quarter and nine months last year, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2008 and 2007, respectively.

(in millions, except per share data)	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net earnings for basic and dilutive earnings per share	$66.7	$62.5	$230.2	$251.4

Denominator:
Weighted-average shares for basic earnings per share	57.6	56.7	57.5	56.6

Effect of dilutive securities:
Stock options	1.0	1.4	1.0	1.3
Restricted stock equivalents	0.5	0.6	0.5	0.5
Total dilutive securities	1.5	2.0	1.5	1.8

Weighted-average shares for diluted earnings per share	59.1	58.7	59.0	58.4

Basic earnings per share	$1.16	$1.10	$4.01	$4.44

Diluted earnings per share	$1.13	$1.06	$3.90	$4.30

Note 6 – Goodwill and intangibles
The following table sets forth goodwill by segment as of June 30, 2008, and September 30, 2007.  Changes in the carrying amount of goodwill are due to the preliminary valuation of the assets acquired in the Acquisition and fluctuations in foreign currency exchange rates.

	June 30,	September 30,
	2008	2007

Household Products	$40.0	$40.1
Personal Care	1,185.5	340.0
Total Goodwill	$1,225.5	$380.1

Total amortizable intangible assets other than goodwill at June 30, 2008 are as follows:
	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$12.2	$(6.6)	$5.6
Technology and patents	42.6	(19.2)	23.4
Customer-related	55.3	(9.9)	45.4
Non-compete agreement	5.0	(2.5)	2.5
	$115.1	$(38.2)	$76.9

The carrying amount of indefinite-lived trademarks and tradenames is $1,603.1 at June 30, 2008, an increase of $1,325.2 from September 30, 2007. Changes in indefinite-lived trademarks and tradenames are due primarily to the preliminary valuation of the assets acquired in the Acquisition and changes in foreign currency exchange rates.

Estimated amortization expense for amortizable intangible assets is $14.1, $12.4, $10.7, $10.2 and $10.2 for the years ending September 30, 2008 through 2012, respectively.

Note 7 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the U.S. and certain employees in other countries, for which data is provided in the tables below.  The plans provide retirement benefits based on years of service and earnings.  As a result of the Playtex acquisition, the Company’s projected benefit obligation and fair value of plan assets as of October 1, 2007 are higher by $69.6 and $62.1, respectively.  The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the data presented below.  Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Service cost	$8.2	$7.0	$24.5	$21.1
Interest cost	12.5	10.1	37.5	30.1
Expected return on plan assets	(15.6)	(13.0)	(46.9)	(39.0)
Amortization of prior service cost	(0.4)	(0.3)	(1.1)	(1.1)
Amortization of unrecognized net loss	1.4	1.5	4.2	4.5
Amortization of transition obligation	0.1	-	0.3	0.1
Net periodic benefit cost	$6.2	$5.3	$18.5	$15.7

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.6	0.7	1.9	2.1
Expected return on plan assets	(0.1)	-	(0.1)	(0.1)
Amortization of prior service cost	(0.5)	(0.5)	(1.6)	(1.6)
Amortization of unrecognized net loss	(0.4)	(0.1)	(1.5)	(0.2)
Net periodic benefit cost	$(0.3)	$0.2	$(1.0)	$0.5

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

Notes payable at June 30, 2008 and September 30, 2007 consisted of notes payable to financial institutions with original maturities of less than one year of $270.1 and $43.0, respectively, and had a weighted-average interest rate of 4.4% and 6.7%, respectively.

The detail of long-term debt at June 30, 2008 and September 30, 2007 is as follows:

	June 30,	September 30,
	2008	2007
Private Placement, fixed interest rates ranging from 4.2% to 7.3%, due 2008 to 2017	$2,280.0	$1,475.0

Term Loan, variable interest at LIBOR + 100 basis points, or 3.50%, due 2012	467.0	-

Singapore Bank Syndication, multi-currency facility, variable interest at LIBOR + 80 basis points, or 3.30%, due 2010	-	107.0

Total long-term debt, including current maturities	2,747.0	1,582.0
Less current portion	156.0	210.0
Total long-term debt	$2,591.0	$1,372.0

The Company maintains total committed debt facilities of $3,507.1, of which $479.0 remained available as of June 30, 2008.

Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters.  In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA, as defined in the agreements, was 3.61 to 1, and the ratio of its pro forma EBIT, as defined in the agreements, to total interest expense was 3.44 to 1 as of June 30, 2008.   As a result of the ratio of indebtedness to pro forma EBITDA this quarter, the Company had higher pre-tax interest expense of approximately $4 for the third quarter of fiscal 2008 and will continue to experience incremental interest expense in subsequent quarters until this ratio falls under 3.50 to 1.  Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings.  The Company believes that a covenant violation resulting in acceleration of maturity is unlikely.  The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2008 are as follows: $156.0 in one year, $251.0 in two years, $316.0 in three years, $156.0 in four years, $778.0 in five years and $1,090.0 thereafter.

Note 9 – Treasury stock
The Company did not purchase any shares of its common stock during the quarter or nine months ended June 30, 2008 under its July 2006 authorization from the Board of Directors.  This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 10 – Financial instruments
At times, the Company enters into foreign exchange contracts to mitigate potential losses in earnings or cash flows on foreign currency transactions.  During 2008, the Company entered into forward contracts for certain key currencies to mitigate exposure to fluctuations in exchange rates.  The Company has not designated these financial instruments as hedges for accounting purposes.  Open contracts totaled $32.5 at June 30, 2008 and have settlement dates ranging from July 2008 through September 2008.  For the quarter and nine months ended June 30, 2008, the Company recorded a pre-tax gain of $2.2 and a pre-tax loss of $2.4, respectively, associated with these foreign currency contracts.

The Company uses raw materials that are subject to price volatility.  At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as cash flow hedges.  The fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $12.8 and $13.2 at June 30, 2008 and 2007, respectively.  Realized gains and losses are reflected as adjustments to the cost of the raw materials.  Over the next twelve months, approximately $11.8 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings.  Contract maturities for these hedges extend into fiscal year 2010.

At September 30, 2007, the Company held a net-cash settled prepaid share option with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities driven by changes in the Company’s stock price.  In December 2007, the prepaid feature was removed from the transaction and the Company received cash of $60.5, which was used to repay existing debt.  Of the $60.5 received, $46.0 was a return of investment and was classified within investing activities on the Statement of Cash Flows.  The remaining $14.5 was a return on investment and was classified as a cash inflow from operating activities on the Statement of Cash Flows.  As a result of this change in the share option, the Company will incur yearly fees at LIBOR plus 130 basis points until the contract is settled.  The fair market value of the share option was $21.6, as included in other current liabilities, and $53.3, as included in other current assets, at June 30, 2008 and 2007, respectively.  The change in fair value of the total share option for the current quarter and nine months resulted in expense of $9.3 and $20.2, respectively, and income of $7.6 and $17.2 for the same quarter and nine months last year, respectively, and was recorded in SG&A.

Note 11 – Supplemental financial statement information

SUPPLEMENTAL BALANCE SHEET INFORMATION:
	June 30,	September 30,
	2008	2007
Inventories
Raw materials and supplies	$81.7	$65.1
Work in process	154.1	109.4
Finished products	472.9	407.8
Total inventories	$708.7	$582.3
Other Current Assets
Miscellaneous receivables	$54.0	$41.1
Deferred income tax benefits	135.3	98.3
Prepaid expenses	92.8	68.1
Share option	-	59.3
Other	13.3	10.8
Total other current assets	$295.4	$277.6
Property, Plant and Equipment
Land	$37.8	$25.3
Buildings	281.3	206.7
Machinery and equipment	1,453.2	1,294.0
Construction in progress	77.2	54.5
Total gross property	1,849.5	1,580.5
Accumulated depreciation	(1,027.4)	(930.6)
Total net property, plant and equipment	$822.1	$649.9
Other Assets
Pension asset	$125.2	$125.2
Deferred charges and other assets	82.1	76.0
Total other assets	$207.3	$201.2
Other Current Liabilities
Accrued advertising, promotion and allowances	$352.7	$306.8
Accrued salaries, vacations and incentive compensation	123.9	112.1
Income tax liabilities	90.3	36.1
Acquisition exit costs	32.9	-
Other	243.0	159.3
Total other current liabilities	$842.8	$614.3
Other Liabilities
Pensions and other retirement benefits	$201.2	$175.3
Deferred compensation	125.2	161.6
Deferred income tax liabilities	508.9	21.2
Other non-current liabilities	54.4	46.1
Total other liabilities	$889.7	$404.2

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

Note 13 – Recently issued accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Overview

On October 1, 2007, Energizer Holdings, Inc. (the Company or Energizer) completed its acquisition (the Acquisition) of Playtex Products, Inc. (Playtex).  Playtex is a leading North American manufacturer and marketer in the Skin, Feminine and Infant Care product categories, with a diversified portfolio of well-recognized branded consumer products including Banana Boat, Hawaiian Tropic, Wet Ones, Playtex tampons, Playtex infant feeding products, Playtex gloves, and Diaper Genie.  The Acquisition allows the Company to expand and diversify its product portfolio and increase its presence in the Personal Care business, including achieving economies of scale in selling and distribution.  See Footnote 2 to the Condensed Financial Statements for additional information regarding the transaction.

Net earnings for the Company for the quarter ended June 30, 2008 were $66.7, or $1.13 per diluted share compared to $62.5 or $1.06 per diluted share for the same quarter last year.  The current quarter results include the following items:

•	A provision for taxes of $4.0, or $0.07 per share to increase prior year tax accruals, and
•	Costs associated with acquisition integration activities of $1.9, after taxes, or $0.03 per diluted share.

The prior year quarter results include a provision for restructuring in Europe of $2.3, after taxes, or $0.04 per diluted share, more than offset by $7.8, or $0.13 per diluted share of favorable previously unrecognized tax benefits related to prior years’ foreign losses and an adjustment to reduce prior tax accruals.

Net earnings for the nine months ended June 30, 2008 were $230.2, or $3.90 per diluted share compared to $251.4 or $4.30 per diluted share for the same period last year.  The current nine months include the following items:

•	Additional product cost related to the write-up, at the time of the acquisition, and the subsequent sale of Playtex inventory of $16.5, after taxes, or $0.28 per diluted share,
•	Costs associated with acquisition integration activities of $8.3 after taxes, or $0.14 per diluted share,
•	A provision for taxes of $4.0, or $0.07 per diluted share to increase prior year tax accruals, and
•	A provision for restructuring in Europe of $1.7, after taxes, or $0.03 per diluted share.

The prior year nine month period results include a provision for restructuring in Europe of $7.6, after taxes, or $0.13 per diluted share, offset by the aforementioned adjustment to tax accruals in the prior year period.

The inclusion of Playtex’s results, net of the incremental interest expense associated with the financing of the Acquisition, increased diluted earnings per share by $0.19 in the quarter, inclusive of the negative impact of $0.03 related to integration costs.  For the nine months ended June 30, 2008, the inclusion of Playtex was dilutive to earnings by $0.02 per diluted share, inclusive of the negative impact of $0.28 per diluted share for the inventory write-up and $0.14 per diluted share for the related Playtex integration costs.

Net sales for the quarter ended June 30, 2008 were up $266.7, or 33%, due to the acquisition of Playtex, which added $246.0 in net sales for the quarter.  On a constant currency basis, net sales increased $225.2 inclusive of Playtex, as Household Products declined $31.4 due to lower battery shipments in the U.S. and sales of Wet Shave products were up approximately 4% over prior year.

For the nine months ended June 30, 2008, net sales increased $717.5, or 29%, due primarily to the acquisition of Playtex, which added $618.3 in net sales for the nine months.  On a constant currency basis, net sales increased $591.7  inclusive of Playtex, as Household Products declined $41.1 due to lower battery sales in the U.S. and sales of Wet Shave products were up 2%.

Gross profit for the quarter ended June 30, 2008 increased $130.5, or 34%, due primarily to the addition of Playtex.  In addition, gross profit was favorably impacted by currency of $32.5.  Gross profit as a percentage of net sales increased 0.4 percentage points to 47.7% for the current quarter due primarily to the addition of higher average margin products from Playtex.

For the nine months ended June 30, 2008, gross profit increased $324.0 or 27%, due primarily to the addition of Playtex.  The favorable impact of currency of $100.4 was partially offset by the $27.5 charge for the Playtex inventory write-up contributing to a decline in gross margin as a percentage of net sales to 46.9%, or 0.4 percentage points versus the same period last year.

Selling, general and administrative expense (SG&A) increased $45.0 and $125.7 for the quarter and nine months ended June 30, 2008, respectively, due primarily to the inclusion of Playtex, costs associated with integration activities of $3.0 and $13.1, respectively, and cost increases resulting from currency of $8.4 and $24.3 respectively.  SG&A for the quarter ended June 30, 2008 was 18.8% of net sales versus 19.4% of net sales for the same quarter last year.  For the nine months ended June 30, 2008 and 2007, SG&A as a percent of net sales was 18.1% and 18.3%, respectively.

Advertising and promotion (A&P) expense increased $28.5, or 26%, for the quarter ended June 30, 2008 due primarily to the addition of Playtex, as lower spending in both Household Products and legacy Personal Care of $15.6 was partially offset by higher costs due to currency of $5.5.  A&P for the quarter ended June 30, 2008 was 13.1% of net sales versus 13.9% of net sales for the same quarter last year.

For the nine months ended June 30, 2008, A&P increased $107.5, or 41%, due primarily to the addition of Playtex, higher spending in Household Products of $11.5 and the cost impact of currency of $15.2.  As a percent of net sales, A&P for the nine months ended June 30, 2008 was 11.5% of net sales versus 10.5% of net sales for the same period last year.

Research and development (R&D) expense increased $5.7 and $16.3 for the quarter and nine months ended June 30, 2008, respectively, as compared to the same periods in the prior year due to the addition of Playtex.

The increase in interest expense for the quarter and nine months ended June 30, 2008 compared to the same periods in the prior year reflects the impact of borrowings used to finance the Playtex acquisition.

Segment Results
During the first quarter of fiscal 2008, the Company revised its operating segment presentation.  Operations for the Company are now managed via two major segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave and Playtex).  Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets.  Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The reduction in gross profit associated with the write-up and subsequent sale of inventory acquired in the Acquisition is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the Playtex acquisition.  Such presentation reflects management’s view on how it evaluates segment performance.

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

This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters and nine months ended June 30, 2008 and 2007.  All prior periods have been restated to conform to the current segment presentation.

Household Products

	Quarter ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Net sales	$537.1	$547.8	$1,801.1	$1,768.0
Segment profit	$89.5	$102.3	$338.9	$365.2

Sales for the quarter declined $10.7.  Excluding $20.7 of favorable currency impacts, sales declined $31.4, or 6%.  Absent currencies, the net sales decline was due primarily to lower sales volumes in North America.  Sales of batteries outside the U.S. were essentially flat.  In North America, lower year-over-year sales volumes were driven by a $12.9 decline in sales of branded carbon-zinc and private label products as we continue to de-emphasize the price-oriented segment of the category.  Energizer Max sales volume was down 3% globally on relatively soft retail consumption.  This decline was offset by continued sales volume growth in the performance battery segment, which grew 11% in the quarter as consumers continue to trade-up to higher performing lithium and rechargeable batteries.  However, the growth rate in the performance battery segment has slowed in comparison to recent periods.  Also contributing to the sales decline was unfavorable pricing and product mix of $8.8 due primarily to the impact of a favorable adjustment to trade promotional allowances in the prior year, which did not recur.

Gross margin for the quarter declined $6.4 and $24.5 excluding favorable currency impacts reflecting the impact of lower sales and $8.9 of higher product cost, primarily related to higher material costs.  Segment profit declined $12.8 in absolute dollars and $25.2 excluding currency impacts.  This decline was primarily the result of lower sales and higher product cost mentioned above, and higher overhead costs of $4.3, partially offset by lower A&P of $3.7.

For the nine months, sales increased $33.1, including $74.2 of favorable currency translation.  Excluding currency impacts, sales declined $41.1 on lower volume, primarily in North America, partially offset by higher prices.  Volume declines in branded carbon zinc and private label products accounted for more than the total decrease in global volume.  Energizer Max volume declined 2%, but was more than offset by volume increases in performance batteries.  Overall pricing and product mix was favorable $5.7 for the nine months as higher prices, particularly in the first fiscal quarter, were partially offset by unfavorable package size mix due to growth in large pack sales, which sell at lower per unit prices.

Segment profit for the nine months declined $26.3 in absolute dollars and $71.6 excluding currency impacts, due to higher product costs of $48.4, higher A&P of $11.5 and higher selling, general and administrative expense of $11.8.

Looking ahead, retail inventory levels in the U.S. were near seasonally normal levels at quarter end.  However, it is unclear whether retailers will stock to normal pre-holiday season levels given the current category sluggishness.  Other developed markets are experiencing similar trends.  Battery raw material costs, particularly manganese ore, have risen sharply in recent months even as zinc and nickel costs have moderated.  At currently prevailing prices, we estimate raw material costs to be $7 to $10 higher for the fourth quarter versus year ago, and $35 to $40 higher in fiscal 2009, compared to our estimated costs for fiscal 2008.  A 6.5% price increase will be implemented August 15 on alkaline and specialty batteries in the U.S. along with additional price increases in other  markets in an effort to maintain profitability levels.    In addition, A&P expense will decrease for the September quarter versus the prior year as the timing of advertising and promotion activity in fiscal 2008 was weighted more heavily to earlier quarters as compared to the prior year.

Personal Care

	Quarter ended June 30,		Nine months ended June 30,
	2008	2007 pro forma	2008	2007 pro forma

Net sales	$529.6	$487.9	$1,406.5	$1,276.1
Segment profit	$83.2	$68.0	$253.1	$239.9

As noted in the prior quarter, Energizer’s acquisition of Playtex was completed on October 1, 2007; therefore, Playtex is not included in the attached historical financial statements prior to the current fiscal year.  To provide a clearer understanding of the impact of the acquisition on results, the comparison of the current year amounts for the Personal Care segment are versus pro forma results for the quarter and nine months ended June 30, 2007 as shown in Note 2 of the Consolidated Financial Statements.  Hawaiian Tropic results are included in the pro forma results in Note 2 beginning on April 18, 2007, the date at which Playtex acquired the company.  Sales comparisons below provide discussion on the three major brand categories that comprise the Playtex business – Skin Care, Feminine Care and Infant Care.

Net sales for the quarter were $529.6, an increase of $41.7, with favorable currency accounting for $20.7.  On a constant currency basis, sales increased 4% driven by higher Wet Shave and Sun Care sales, partially due to the inclusion of Hawaiian Tropic for the full quarter.  Wet Shave sales increased 4% due to $19.1 in higher sales volumes spread across all geographic regions driven by the Quattro family of products, including the new Quattro Trimmer and Quattro Titanium, and disposable razors, including Quattro, Exacta 3 and Xtreme 3, partially offset by declines in legacy products.  This volume growth was partially offset by higher promotions.  Skin Care net sales increased 11% due to higher sun care sales, due partially to the inclusion of Hawaiian Tropic for the full quarter.  Excluding Hawaiian Tropic, Skin Care net sales increased 7%.  Feminine Care net sales decreased 4% due primarily to the discontinuation of Beyond along with declines in plastic applicator tampons as the prior year quarter included the launch volume of the large count Sport product.  Infant Care net sales were down 3% due to lower shipments of reusable infant bottles as the Company transitions to BPA-free products, partially offset by higher shipments of our disposable Drop-In product.

Segment profit increased $15.2 to $83.2 for the quarter.  On a constant currency basis, segment profit increased $9.0, primarily due to lower A&P due to the timing of the Quattro Disposable and Intuition Plus launches, partially offset by higher product costs.

Net sales for the nine months ended June 30, 2008 were $1,406.5, an increase of $130.4, with Hawaiian Tropic and favorable currency accounting for $57.1 and $51.6, respectively, of the increase.  On a constant currency basis, net sales increased 6% due primarily to the acquisition of Hawaiian Tropic.  Wet Shave sales increased 2% as higher volumes in the Quattro family of products more than offset declines in older technology products and unfavorable pricing and product mix due to higher promotional spending in all categories.  Skin Care net sales increased 25% due to the inclusion of Hawaiian Tropic.  Excluding the impact of Hawaiian Tropic, Skin Care net sales increased 3%.  Feminine Care net sales were essentially flat as growth in plastic applicator tampons was offset by the discontinuation of the Beyond cardboard applicator tampon.  Infant Care net sales were essentially flat as higher sales of Diaper Genie and the disposable Drop-In product were offset by a decline in sales of reusable infant bottles, as discussed above.

Segment profit increased $13.2 for the nine month period due to $15.5 in favorable currency.  Absent the impact of currencies, higher sales were offset by higher A&P spending primarily in Wet Shave and Skin Care.

We expect A&P spending to moderate in the fourth quarter of fiscal 2008 versus pro forma fiscal 2007, as prior year A&P spending was more heavily weighted to the fourth quarter.  In addition, the successful integration of Playtex remains a key focal point within Energizer Personal Care.  Our integration plan remains on track as do our synergy expectations.

General Corporate and Other Expenses

	Quarter ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

General Corporate Expenses	$20.8	$24.4	$54.5	$67.2
Integration	3.0	-	13.1	-
	23.8	24.4	67.6	67.2
Restructuring and Related Charges	0.1	3.2	2.7	11.1
General Corporate and Other Expenses	$23.9	$27.6	$70.3	$78.3
% of total net sales	2.2%	3.5%	2.2%	3.1%

Corporate expenses, which includes integration but excludes restructuring and related costs, were down $0.6 due primarily to lower compensation related expenses partially offset by acquisition integration costs for the quarter.  For the nine months ended June 30, 2008, corporate expenses increased $0.4 as compared to the same period in the prior year due to the inclusion of $13.1 of integration costs, substantially offset by lower compensation related expenses.

Total pre-tax charges related to the Company’s European restructuring projects were $0.1 in the current quarter, included in SG&A.  For the nine months, charges related to the project were $2.7 included in SG&A.  In the prior year quarter, the Company recorded restructuring charges of $3.2, which were comprised of exit costs of $0.7 and $2.5 for other costs related to the project.  Of the total costs, $3.0 was recorded in SG&A expense and the remainder was recorded in Cost of Products Sold.  In the nine months ending June 30, 2007, the Company recorded restructuring charges of $11.1, which were comprised of exit costs of $3.2 and $7.9 for other costs related to the project.  Of these total costs, $10.3 was recorded in SG&A expense and the remainder was recorded in Cost of Products Sold.   See Footnote 3 to the Condensed Financial Statements for information on the accruals for these plans.

Acquisition Inventory Valuation
In accordance with generally accepted accounting principles, Playtex inventory acquired in the Acquisition was valued at its estimated fair value on the date of the Acquisition.  As a result, the fair value of inventory was approximately $27.5 greater than the historical cost basis of such inventory prior to the Acquisition.  This required accounting treatment reduced gross profit by approximately $27.5 for the nine months ended June 30, 2008, as compared to historical Playtex cost basis.  It had no impact on gross margin for the quarter ended June 30, 2008.

Amortization
Amortization of acquired intangibles increased $2.1 during the quarter and $6.5 during the nine months ended June 30, 2008 as a result of the Acquisition.  See Footnote 6 to the Condensed Financial Statements for information regarding the Company’s goodwill and other identifiable intangible assets.

Interest Expense and Other Financing Costs
Interest expense increased $21.7 during the quarter and $68.6 for the nine months ended June 30, 2008 as compared to the same periods in the prior year due to higher average borrowings to finance the Acquisition.  Other net financing items were unfavorable $4.7 for the quarter and $18.3 for the nine months ended June 30, 2008 due primarily to lower interest income and exchange losses in the current period compared to exchange gains included in the prior year periods.  The exchange losses were partially the result of foreign exchange forward contracts used to mitigate the impact of changes in currency exchange rates for two key currencies, the Euro and the Yen.  These contracts, which are not accounted for as currency hedges, are marked to market with the corresponding gain or loss reflected in the income statement.  The losses recorded to date are offset by positive currency gains in net sales and segment profits in the operating segments.

Income Taxes
Income taxes, which include federal, state and foreign taxes, were 34.3% and 31.9%, respectively, for the quarter and nine month periods presented.  Income taxes were 18.4% and 28.3% for the same quarter and nine month period last year, respectively.  Included in the current year quarter and nine months ended June 30, 2008 was $4.0 of expense to increase prior year tax accruals.  The prior year quarter and nine months periods includes $7.8 of favorable adjustments related to previously unrecognized foreign tax benefits and adjustments to reduce prior tax accruals.  The nine months ended June 30, 2008 includes a benefit of $11.0 associated with the write-up and subsequent sale of inventory acquired in the Acquisition.

Liquidity and Capital Resources
Cash flow from operations is the primary funding source for operating needs and capital investments.  Cash flow from operations was $285.1 for the nine months ended June 30, 2008, a decrease of $57.1 from the same period last year, due primarily to lower earnings, timing of the collection of other receivables, severance payments and other Playtex integration.  At June 30, 2008, working capital was $539.9, compared to $888.5 at September 30, 2007.  The decrease in working capital from September 30, 2007 was due primarily to higher short-term debt and lower cash as a result of the Acquisition.

Capital expenditures were $97.4 for the nine months ended June 30, 2008 and $52.6 for the same period last year.  Full year capital expenditures are estimated to be in the range of $150 for 2008, with increases in production related capital for existing businesses and planned spending for Playtex.  Capital expenditures for the current and prior year were funded by cash flow from operations.

The Company currently has approximately 8 million shares remaining on its 10 million current share repurchase authorization.  Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

The Company maintains total committed debt facilities of $3,507.1, of which $479.0 remained available as of June 30, 2008.

Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its trailing twelve months Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA, as defined in the agreements, was 3.61 to 1, and the ratio of its pro forma EBIT, as defined in the agreements, to total interest expense was 3.44 to 1 as of June 30, 2008.  As a result of the ratio of indebtedness to pro forma EBITDA this quarter, the Company had higher pre-tax interest expense of approximately $4 for the third quarter of fiscal 2008 and will continue to experience incremental interest expense in subsequent quarters until this ratio falls under 3.50 to 1.  Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that a covenant violation resulting in acceleration of maturity is unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

A summary of Energizer’s significant contractual obligations at June 30, 2008 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including current maturities	$2,747.0	$156.0	$567.0	$934.0	$1,090.0

Interest on long-term debt	789.8	145.7	251.2	193.0	199.9

Operating leases	72.0	19.6	28.0	13.4	11.0

Purchase obligations and other	70.3	68.1	2.2	-	-

Total	$3,679.1	$389.4	$848.4	$1,140.4	$1,300.9

The Company has contractual purchase obligations for future purchases, which generally extend one to three months.  These obligations are primarily purchase orders at fair value that are part of the normal operations and are reflected in historical operating cash flows.  In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination.  As of June 30, 2008, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity in the future.

The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk
Currency Rate Exposure
The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates.  Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Energizer affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary.  If the Company settled its Venezuelan subsidiary’s U.S. dollar liabilities using the prevailing unofficial, parallel currency exchange mechanisms as of June 30, 2008, it would result in a currency exchange loss of approximately $15.

At times, the Company enters into foreign exchange contracts to mitigate potential losses in earnings or cash flows on foreign currency transactions.  During 2008, the Company entered into forward contracts for certain key currencies to mitigate exposure to fluctuations in exchange rates.  The Company has not designated these financial instruments as hedges for accounting purposes.  Open contracts totaled $32.5 at June 30, 2008 and have settlement dates ranging from July 2008 through September 2008.  For the quarter and nine months ended June 30, 2008, the Company recorded a pre-tax gain of $2.2 and a pre-tax loss of $2.4, respectively, associated with these foreign currency contracts.

Commodity Price Exposure
The Company uses raw materials that are subject to price volatility.  At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities.  These hedging instruments are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” as cash flow hedges.  The fair market value of the Company's outstanding hedging instruments was an unrealized pre-tax loss of $12.8 and $13.2 at June 30, 2008 and 2007, respectively.  Realized gains and losses are reflected as adjustments to the cost of the raw materials.  Over the next twelve months, approximately $11.8 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings.  Contract maturities for these hedges extend into fiscal year 2010.

Stock Price Exposure
At September 30, 2007, the Company held a net-cash settled prepaid share option with a financial institution to mitigate the impact of changes in the Company’s deferred compensation liabilities.  In December 2007, the prepaid feature was removed from the transaction and the Company received cash of $60.5, which was used to repay existing debt.  Of the $60.5 received, $46.0 was a return of investment and was classified within investing activities on the Statement of Cash Flows.  The remaining $14.5 was a return on investment and was classified as a cash inflow from operating activities on the Statement of Cash Flows.  As a result of this change in the share option, the Company will incur yearly fees at LIBOR plus 130 basis points until the contract is settled.  The fair market value of the share option was $21.6, as included in other current liabilities, and $53.3, as included in other current assets, at June 30, 2008 and 2007, respectively.  The change in fair value of the total share option for the current quarter and nine months resulted in expense of $9.3 and $20.2, respectively, and income of $7.6 and $17.2 for the same quarter and nine months last year, respectively, and was recorded in SG&A.

Recently issued accounting pronouncements
See discussion in Footnote 13 to the Condensed Financial Statements.

Forward-Looking Statements
Statements in the Management’s Discussion and Analysis of Results of Operations and Financial Condition that are not historical, particularly statements regarding: the benefits to the Company from the Playtex acquisition, growth of the performance battery segment, retail inventory levels and restocking to normal pre-holiday levels, continuing unfavorable product costs in Energizer Household Products, the impact of price increases for alkaline and specialty batteries, anticipated reductions in advertising and promotional investment during the fourth quarter, anticipated achievement and timing of synergy goals related to the Playtex acquisition; future repurchases of shares of the Company’s common stock; the likelihood of acceleration of the Company’s debt covenants; the likely effect of the Company’s contractual obligations on results of operations, financial position or liquidity; and the anticipated adequacy of cash flows and the Company’s ability to meet liquidity requirements, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Shifts in consumer demands or needs, competitive activity or product improvements, or further retailer consolidations may dilute or defeat the benefits of the Playtex acquisition and the economies of scale in selling and distribution that are currently anticipated.  Negative economic conditions or unfavorable weather conditions, competitive activity and new product offerings, higher than anticipated material, commodity and energy cost increases, declines in the proliferation or consumption of battery-powered devices or the development of alternative power sources, could negatively impact category growth, consumer take away and retailer inventory levels for Energizer’s Household Products businesses.  The impact of material and other commodity costs could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control.  Energizer’s estimates of retailer inventory levels are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market.  Moreover, Energizer sales volumes in future quarters may lag unit consumption if retailers are currently carrying inventories in excess of the Company’s estimates, or if those retailers elect to further contract their inventory levels.  The anticipated benefits of Energizer’s price increases on alkaline and specialty products may not be sufficient to offset greater than anticipated increases in supply costs, and the benefits of such increases may not be realized in the event of consumer resistance, if competitive activity mandates additional promotional spending or a revamping of the pricing structure, or if other operating costs increase unexpectedly.  Advertising and promotional spending for the fourth quarter could be increased in the event of competitive activity or a reconsideration of marketing and promotional objectives for that quarter.   The timing and extent of potential synergies and earnings accretion related to the Playtex acquisition may be significantly different from current expectations due to changes in market or competitive conditions, systems or personnel issues, or other operational reasons.  Unforeseen fluctuations in levels of the Company’s operating cash flows or inability to maintain compliance with its debt covenants because of earnings declines, could limit the Company’s ability to meet future operating expenses and could increase the Company’s risk from unfavorable impact on variable-rate debt, currency derivatives and other financial instruments, as well as contractual obligations.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements.  The Company does not undertake any obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.  Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents; including its annual report on Form 10-K for the Year ended September 30, 2007 and its quarterly reports on Form 10-Q for the periods ended December 31, 2007 and March 31, 2008.

Item 4.                      Controls and Procedures.

Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of June 30, 2008, the end of the Company’s third fiscal quarter of 2008, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures.  They have also indicated that during the Company’s third fiscal quarter of 2008 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

No shares of common stock were purchased during the quarter ended June 30, 2008.

Item 6 — Exhibits

The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Reports on Form 8-K dated as of January 28, 2008 and June 30, 2008, respectively.

10.1	Form of Change of Control Employment Agreements between the Company and each of the Executive Officers, as amended effective as of January 28, 2008.
10.1
First Amended and Restated Receivables Purchase Agreement dated as of June 30, 2008 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Playtex Products, Inc., as sub-servicer, Mizuho Corporate Bank, LTD., as agent and a funding agent, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as funding agent, and several conduits and committed purchasers party hereto from time to time.

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

Date:  August 1, 2008