Form 10-K
period 2008-09-30
ENERGIZER HOLDINGS INC
filed 2008-11-26
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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
Yes:      No: X

State the aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of the close of business on March 31, 2008 the last day of the Registrant’s most recently completed second quarter: $4,874,776,574.

(Excluded from these figures is the voting stock held by Registrant's Directors and Executive Officers, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on November 21, 2008: 58,309,885.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2008 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 26, 2009. The Proxy Statement will be filed within 120 days of the end of fiscal year ended September 30, 2008. (Part III of Form 10-K).

PART I

Item 1. Business.

General

     Energizer Holdings, Inc., incorporated in Missouri in 1999, together with its subsidiaries (the “Company” or “Energizer”) is one of the world’s largest manufacturers of primary batteries, flashlights and personal care products in the wet shave, skin care, feminine care and infant care product categories. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spin-off to shareholders of Ralston Purina Company.

     Energizer is the successor to over 100 years of expertise in the battery and lighting products industry. Its brand names “Eveready” and “Energizer” have worldwide recognition for quality and dependability, and are marketed and sold in more than 165 countries.

     On March 28, 2003, Energizer completed the acquisition of the Schick-Wilkinson Sword (“SWS”) business of Pfizer, Inc. Schick-Wilkinson Sword is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products, which currently includes the “Quattro” for Women, “Intuition”, “Lady Protector” and “Silk Effects Plus” women’s shaving systems and the “Quattro”, “Xtreme 3” and “Protector” men’s shaving systems, as well as the “Quattro”, “Xtreme 3”,and “ST Slim Twin” disposables, has been well-known for over 75 years, with a reputation for high quality and innovation in shaving technology. Schick-Wilkinson Sword products are sold in more than 140 countries.

     On October 1, 2007, Energizer completed the acquisition of all of the outstanding stock of Playtex Products, Inc. (“Playtex”), a leading manufacturer and marketer in North America of well-recognized branded consumer products, including “Playtex” feminine care products, “Playtex” infant care products, “Diaper Genie” diaper disposal systems, “Wet Ones” pre-moistened towelettes, “Banana Boat” and “Hawaiian Tropic” sun care products, and “Playtex” household gloves.

     Energizer’s subsidiaries operate 29 manufacturing and packaging facilities in 14 countries on five continents, and employs over 5,250 employees in the United States and 11,160 in foreign jurisdictions.

Principal Products

Household Products

     Energizer’s Household Products division manufactures and/or markets a complete line of primary lithium, alkaline and carbon zinc batteries, miniature batteries, specialty photo lithium batteries, rechargeable batteries, and flashlights and other lighting products. Energizer believes it has one of the industry’s most extensive product lines, with leading products in three major categories: household batteries, including the premium, performance and price segments; specialty batteries; and lighting products.

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

Personal Care

     Energizer’s Personal Care division manufactures and markets a range of Schick-Wilkinson Sword razor systems (i.e. razor handle with refillable blades) and disposable shave products for men and women in all major global markets, as well as shaving products such as lotions and shaving creams. It currently holds the #2 position globally in the wet shave industry. In the spring of 2003, Schick-Wilkinson Sword introduced the “Intuition” women’s shaving system, a revolutionary system containing a skin-conditioning solid which lathers when wet, as well as a pivoting triple bladed razor, and in September of 2003, it introduced the “Quattro” men’s shaving system, the world’s first four-bladed razor, with conditioning strips and an ergonomically designed handle. Since those introductions it has continued to develop enhancements and improvements, launching “Quattro for Women” in 2005, and “Intuition Plus” and “Quattro for Women GO!” in 2006, and in men’s shaving systems, the “Quattro Power” battery-powered system in 2005, “Quattro Titanium” and “Quattro” disposables in 2006, and “Quattro” Trimmer in 2007.

     Energizer is also a major North American competitor in three business categories acquired upon its acquisition of Playtex – skin care, feminine care, and infant care. In skin care, Playtex offers sun care products under the leading brands of “Banana Boat” and “Hawaiian Tropic”, which was acquired by Playtex in the spring of 2007. These brands, on a combined basis, make Playtex the dollar market share leader in the U.S. sun care category. Playtex also offers “Wet Ones” pre-moistened towelettes, the leader in the U.S. hands and face wipes category, and “Playtex” household gloves, the branded household glove leader in the U.S.

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

     In infant care, Playtex offers disposable feeding systems and reusable bottles in addition to nipples and other complementary products marketed under the “Playtex” Baby brand. Playtex also offers cups and mealtime products, including bowls, utensils and placemats. Playtex is the U.S. dollar market share leader in the infant feeding category. Playtex also offers a line of pacifiers, including the “Ortho-Pro” and “Binky” pacifiers. Its “Playtex Diaper Genie” brand of diaper disposal systems leads the U.S. diaper pail category.

     As noted, Playtex is primarily a North American business. Energizer intends to leverage its existing international selling and distribution infrastructure to expand the international presence of certain Playtex products, most notably in the sun care category.

Sources and Availability of Raw Materials

     The principal raw materials used by Energizer - electrolytic manganese dioxide, zinc, silver, nickel, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, zinc, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, for wet shave products, and certain naturally derived fibers, resin-based plastics and certain chemicals for the Playtex product lines, - are sourced on a regional or global basis. Although the prices of zinc, nickel, electrolytic manganese dioxide, and resins, in particular, have fluctuated in the past year, Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time. Energizer, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

     Energizer’s management has extensive experience in purchasing raw materials in the commodity markets. From time to time, management has taken positions in various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

     Energizer’s products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the United States, the direct sales team for Household Products has been reorganized into a Customer Management Team focused on key business accounts in several categories, including food, mass merchandise and specialty. Since October 1, 2007, the Playtex and Schick sales forces in the United States have been combined to form a team focused on Energizer’s Personal Care product lines. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

     Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, in fiscal 2008, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer’s annual sales. For fiscal year 2008, this customer accounted for, in the aggregate, approximately 20.8% of Energizer’s sales.

Patents, Technology and Trademarks

     Energizer owns a number of U.S., Canadian and foreign trademarks, which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks.

These include “Eveready”, “Energizer”, "Energizer Max", “Energizer UltraPlus”, “Energizer Ultimate”, “Schick”, “Wilkinson Sword”, “Intuition”, “Quattro”, “Xtreme 3”, “Protector”, “Lady Protector”, “Silk Effects”, “ST Slim Twin”, “Exacta”, “Banana Boat”, “Hawaiian Tropic”, “Binky”, “Diaper Genie”, “Drop-Ins”, “First Sipster”, “Gentle Glide”, “Sport”, “Get on the Boat”, “HandSaver”, “Insulator”, “Insulator Sport”, “NaturaLatch”, “Natural Shape”, “Ortho Pro”, “Quick Straw”, “QuikBlok”, “Sipster”, “Sport”, “VentAire”, and “Wet Ones”, the Energizer Bunny and the Energizer Man character. As a result of the Playtex acquisition, Energizer also owns royalty-free licenses in perpetuity to the “Playtex” and “Living” trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

     Energizer’s ability to compete effectively in the battery, wet shave, skin care, feminine care and infant care industries depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are extremely significant to its business. These relate primarily to battery product and lighting device improvements, additional battery product features, shaving product improvements and additional features, plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children’s drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, and breast pump products and improvements, and manufacturing processes.

     As of September 30, 2008, Energizer owned (directly or beneficially) approximately 872 unexpired United States patents which have a range of expiration dates from October 2008 to January, 2026, and had approximately 405 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Energizer also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2008, Energizer owned (directly or beneficially) approximately 2,069 foreign patents and had approximately 1,194 patent applications pending in foreign countries.

     Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Energizer cannot be certain that its subsidiaries were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

Seasonality

     Sales and operating profit for Household Products tends to be seasonal, with large purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during late summer and autumn. In addition, natural disasters such as hurricanes can create conditions that drive exceptional needs for portable power and spike battery and flashlight sales. The wet shave business does not exhibit significant seasonal variability.

     Customer orders for sun care products are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months.

Competition

     The Household Products and Personal Care businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

     Unit growth in the battery category had been positive for many years, but unit volume declined on a year over year basis in 2008 due primarily to soft overall category demand in most developed markets. Higher-

performance primary and rechargeable batteries have been growing at the expense of lower-performing batteries. Energizer’s principal battery competitors in the United States are Duracell International, Inc., a subsidiary of Procter & Gamble Company, and Spectrum Brands, Inc. Private-label sales by large retailers have also been growing in significance in some parts of the world. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

     The global shaving products business, comprised of wet shave blades and razors, electric shavers, lotions and creams, is one of the fastest-growing consumer product segments worldwide. The wet shave segment of that business, the segment in which Energizer participates, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets with demographic trends that result in a stable, predictable number of shaving consumers. These markets are expected to rely primarily on new premium priced product introductions for growth as category blade unit consumption has been relatively flat for a number of years. As a result of demographic trends, however, there is a significant growth trend predicted for the wet shave segment in Latin American, Asian and Eastern European countries. Energizer’s principal competitors in the wet shave business worldwide are Procter & Gamble Company, which is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment.

     The markets for skin care, feminine care and infant care products are also highly competitive, characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Its competitors consist of a large number of domestic and foreign companies, including Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Schering-Plough and Johnson & Johnson in skin care, and Gerber, a division of The Nestle Corporation, and Dorel Industries, Inc., in infant care.

     Energizer has a significant market position in most geographic markets in which its businesses compete.

Governmental Regulation and Environmental Matters

     Energizer’s operations are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal.

     The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to seven federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to two state-designated sites, and certain international locations. Liability under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agencies that are involved on the state-designated sites, and other PRPs are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of the Company and the other PRPs at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRPs and other site users.

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

     It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $11.8 million for estimated liabilities at September 30, 2008, should not be material to the business or financial condition of the Company.

     Certain of Energizer’s products are subject to regulation under the Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration (“FDA”).

     The FDA is currently considering a monograph that would set testing requirements and labeling standards for sunscreen products. It is anticipated that the FDA may take action on this matter in the near future. If implemented, the monograph would likely result in new testing requirements and revised labeling for the “Banana Boat” and “Hawaiian Tropic” product lines, as well as competitors’ products, within one to two years after issuance. Energizer is not able to estimate the costs of complying with these changes at this time.

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

Other Matters

     The descriptions of the business of, and the summary of selected financial data regarding Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Household Products Overview and - Personal Care Overview on pages 10 and 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Financial Results” on page 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 14 through 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Seasonal Factors” on page 17, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results, and Segment Results” on pages 12 through 14, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Operating Results - Research and Development” on page 12, “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information” on pages 42 through 44 of the Energizer Holdings, Inc. 2008 Annual Report, are hereby incorporated by reference.

Item 1A. Risk Factors.

     Investing in ENR Stock involves risks. Energizer may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future.

General economic conditions can significantly impact Energizer’s financial results.

     In general, Energizer’s financial results can be significantly affected by negative economic conditions, inflationary or deflationary pressures, high labor or material and commodity costs, and unforeseen changes in consumer demand or buying patterns. These general risks are, of course, currently heightened as economic conditions globally have deteriorated significantly and may remain at a recessionary level for the foreseeable future. These economic conditions could have potentially significant impacts on employment levels, consumer demand, and credit availability in many countries where Energizer operates, with a direct impact on our sales and profitability, as well as our ability to generate sufficient internal cash flows or access credit at reasonable rates in order to meet future operating expenses and liquidity requirements, fund capital expenditures or service debt as it becomes due. Tighter credit markets could also result in supplier or customer disruptions. Increasing retailer customer concentration on a global scale as a response to economic conditions could result in reduced sales outlets for our products, greater negotiating pressures on Energizer, and global pricing requirements across markets. Although we believe our current sources of credit are generally financially sound and that our access to credit will not be significantly limited, debt capital markets have tightened, banks have exerted more leverage in obtaining more favorable terms, and the solvency of some banks and financial institutions has been challenged by sub-prime lending difficulties as well as other economic and market developments.

Energizer’s foreign operations are very significant to it, and results can be impacted by a number of risks specific to international operations, including currency fluctuations.

     Energizer’s businesses are currently conducted on a worldwide basis, with about half of its sales arising out of foreign operations, and a significant portion of its production capacity located overseas. Consequently, Energizer is subject to a number of significant risks associated with its subsidiaries doing business in foreign countries. As a significant portion of our sales are denominated in local currencies, but reported in U.S. dollars, the strengthening of the dollar relative to such currencies can negatively impact our reported sales and operating profits. Additionally, while sales are made in local currency, a high percentage of product costs for our foreign operations are denominated in U.S. dollars. The impact of changes in currency rates has been especially heightened by current global economic conditions and significant devaluations of local currencies in comparison to the U.S. dollar, extreme volatility in exchange rates, and a material negative impact on our results. Other risks and considerations include:

  the effect of foreign income and withholding taxes and the U.S. tax implications of foreign source income and losses, and other restrictions on the flow of capital between countries;
  social legislation in certain countries, which can significantly impact the expenses associated with business rationalizations;
  the possibility of expropriation, confiscatory taxation or price controls;
  adverse changes in local investment or exchange control regulations;
  hyperinflationary conditions in developing economies; and
  political instability, government nationalization of business or industries, government corruption, and civil unrest.

Continuing increases in raw material costs or disruptions in supply of raw materials could erode Energizer’s profit margins, and negatively impact manufacturing output and operating results.

     Continuing increases in the prices of raw materials could significantly affect our profit margins and operating results. In the past, substantial increases in a number of materials have been partially offset by price increases. However, there is no certainty that future increases will be offset, especially given the competitive environment. Other materials, particularly electrolytic manganese dioxide, steel, caustic potash and resin, have increased in price recently, and our ability to maintain price levels and cut costs to offset these increases is not assured. In addition, the supply of certain raw materials can be significantly disrupted by labor activity, political conflict, and disruptions to sourcing or transportation activities, which could impact our manufacturing output.

Energizer has a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which, if they became impaired would result in a reduction in net income.

     Current accounting standards require that intangible assets with indefinite lives be periodically evaluated for impairment. Declines in our profitability and/or estimated cash flow streams related to specific intangible assets may impact the fair value of these intangible assets and other long-lived assets, which could result in an impairment charge. These charges may have an adverse impact on our operating results and financial position.

In order to complete the acquisition of Playtex and refinance existing Playtex indebtedness, Energizer took on substantial debt, which could impair its financial condition.

     Energizer’s current debt level remains at almost $3 billion due primarily to the financing of the Playtex acquisition in fiscal year 2008. Unforeseen fluctuations in operating cash flows or an inability to maintain compliance with debt covenants, including our debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, could result in higher interest costs, or potentially a breach of the debt covenants and consequent default on existing debt facilities. Energizer’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures or service debt as it becomes due could also be impacted. The degree of Energizer’s indebtedness could have other adverse consequences, including:

  Energizer’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, share repurchases, general corporate purposes or other purposes could be impaired;
  Energizer may not be able to refinance its debt in whole or in part, or may have to do so at costs that are significantly greater than its current debt structure.
  A significant portion of Energizer’s cash from operations could be dedicated to the payment of interest and principal on its debt, which could reduce the funds available for operations;
  The level of our debt could leave Energizer vulnerable in a period of significant economic downturn; and;
  Energizer may not be financially able to withstand significant and sustained competitive pressures.

Energizer operates in highly competitive industries.

     The industries in which Energizer operates, including battery, wet-shave, skin care, feminine care and infant care, are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and limited retail shelf space. As product placement, facings and shelf-space are at the sole discretion of our retailer customers, and often impacted by competitive activity, the visibility and availability of our full portfolio of products can be limited. Competitors may also be able to obtain exclusive distribution at particular retailers, or favorable in-store placement, resulting in a negative impact on our sales.

Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer’s ability to compete effectively may be affected by a number of factors:

  Energizer’s primary competitor in batteries, wet shave and feminine care products, The Procter & Gamble Company, has substantially greater financial, marketing and other resources, and greater market share, than Energizer does, as well as significant scale and negotiating leverage with retailers;
  Energizer’s competitors, in the industries in which it competes, may have lower production, sales and distribution costs, and higher profit margins, than Energizer, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives; and
  Loss of key retail customers to competitors may erode Energizer’s market share.

     The battery, wet shave, skin care, feminine care and infant care industries have been notable for the pace of innovations in product life, product design and applied technology. Energizer and its competitors have made, and continue to make, investments in research and development with the goal of further innovation. If competitors introduce new or enhanced products that significantly outperform Energizer’s, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to Energizer’s, Energizer may be unable to compete successfully in the market segments affected by these changes.

Category growth and performance of the product categories in which we compete may be impacted by economic conditions, changes in technology, and device trends, which could directly impair Energizer’s operating results and growth prospects.

     In light of current recessionary conditions, consumers may significantly reduce primary battery purchases, or shift purchases to lower cost private label or carbon zinc batteries, or to lower margin larger package sizes. Similarly, consumers may shift purchases from our branded Personal Care products to private label goods. Continuing improvements in size and shape, recharge time, and duration of discharge for rechargeable batteries have increased the utilization of such batteries in portable electronic devices, which may negatively impact consumption of our products in the future. Development and commercialization of new battery or personal care technologies not available to Energizer could also negatively impact our results and prospects.

The anticipated benefits of Energizer’s acquisition of Playtex could be impacted by a number of risks specific to the Playtex businesses.

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

In addition, the descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Household Products Overview, and - Personal Care Overview on pages 10 and 11, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Liquidity and Capital Resources” on pages 14 through 16, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Inflation” on page 17, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Environmental Matters” on page 17, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions” on pages 16 and 17, “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Critical Accounting Policies” on pages 18 and 19, and “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Forward-Looking Information” on pages 19 and 20, of the Energizer Holdings, Inc. 2008 Annual Report, are hereby incorporated by reference.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Properties

     A list of Energizer’s principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2008, for Energizer Household Products, alkaline manufacturing facilities were utilized on average 74%, based on an essentially 100% 7/24 mode. Energizer’s carbon zinc facilities were utilized on average at approximately 54%. Energizer Personal Care manufacturing facilities for the skin care, feminine care and infant care businesses were utilized, on average, at approximately 57% of capacity, while the facilities for the wet shave business were utilized, on average, at approximately 80%.

HOUSEHOLD PRODUCTS

North America	Asia
Asheboro, NC (2)	Bogang, People’s Republic of China (1)
Bennington, VT	Cimanggis, Indonesia
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Johor, Malaysia
Maryville, MO	Jurong, Singapore
St. Albans, VT	Mandaue Cebu, Philippines (1)
Walkerton, Ontario, Canada (5)	Tianjin, People’s Republic of China (1)
Westlake, OH (3)
Africa
Europe	Alexandria, Egypt
La Chaux-de-Fonds, Switzerland	Nakuru, Kenya (4)
Tanfield Lea, U.K. (1)

PERSONAL CARE

North America	Europe
Milford, CT	Solingen, Germany
Dover, DE (6)
Sidney, OH (7)	South America
Ormond Beach, FL	Caracas, Venezuela (1)
Allendale, NJ (1)(3)

Asia
Guangzhou, People’s Republic of China (1)

ADMINISTRATIVE AND
EXECUTIVE OFFICES	Mississauga, Ontario, Canada (1)
St. Louis, Missouri (1)
Shelton, CT (1)

In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased (2) Two plants and separate packaging facility (3) Research facility (4) Less than 20% owned interest (5) Bulk packaging or labeling (6) Three facilities, one of which is leased (7) Two facilities, one of which is leased.

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

Item 4a. Executive Officers Of The Registrant.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2008.

Ward M. Klein - Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 53.

Joseph McClanathan - President and Chief Executive Officer, Energizer Household Products since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Energizer Battery from 2004 to 2007, and President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 56.

David P. Hatfield – President and Chief Executive Officer, Energizer Personal Care since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Schick-Wilkinson Sword from April to November, 2007, as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, as Vice President, North American and Global Marketing, from 1999 to 2004. Age: 48.

Daniel J. Sescleifer - Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 46.

Gayle G. Stratmann - Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 52.

Peter J. Conrad - Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 48.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     ENR Stock is listed on the New York Stock Exchange. As of September 30, 2008, there were approximately 12,360 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for ENR Stock for the period from October 1, 2006 to September 30, 2008. No dividends were declared or paid on ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2009.

Market Price Range

	FY2008	FY2007
First Quarter	$99.20 - $119.60	$65.46 - $80.44
Second Quarter	$85.01 - $113.25	$71.19 - $88.34
Third Quarter	$71.25 - $93.85	$84.68 - $102.00
Fourth Quarter	$66.35 - $90.00	$87.64 - $114.18

     There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

     No shares of common stock were purchased during the quarter ended September 30, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Energizer Holdings, Inc., The S&P Midcap 400 Index
And the S&P Household Products Index

*$100 invested on 9/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending September 30.

Item 6. Selected Financial Data.

     The “ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION” appearing on page 21 of the Energizer Holdings, Inc. 2008 Annual Report is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 10 through 20, and the information appearing under "ENERGIZER HOLDINGS, INC - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Segment Information" on pages 42 through 44, of the Energizer Holdings, Inc. 2008 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions" on pages 16 and 17 of the Energizer Holdings, Inc. 2008 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements of Energizer and its subsidiaries appearing on pages 24 through 44, together with the report thereon of PricewaterhouseCoopers LLP on page 23, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)” on page 44 of the Energizer Holdings, Inc. 2008 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2008, the end of the Company’s 2008 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s fourth fiscal quarter of 2008 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting, appearing on page 22, and the Report of the Independent Registered Public Accounting Firm, appearing on page 23, of the Energizer Holdings, Inc. 2008 Annual Report, are hereby incorporated by reference.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item, which will be in our Proxy Statement under the captions “Information About Nominees and Other Directors,” “Board of Directors Standing Committees,” and “Committee Charters, Governance and Codes of Conduct,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2008, is hereby incorporated by reference.

     The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. On April 23, 2008, Mr. William Stiritz, who retired from the Board of Directors on April 30, 2008, filed late Form 5’s for fiscal years 2005, 2006 and 2007, disclosing gifts of ENR Stock which he made during those years which were not previously reported. The Company had relied on certifications from Mr. Stiritz that all disclosable transactions for each year had been reported on Form 4’s filed for each such year. To the best of the Company’s knowledge, all of the filings for the Company’s other executive officers and directors were made on a timely basis in 2008.

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

Item 11. Executive Compensation.

     The information required by this item, which will be in our Proxy Statement under the caption ”Executive Compensation,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2008, is hereby incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item, which will be in our Proxy Statement under the captions “Stock Ownership Information” and "Common Stock Ownership of Directors and Executive Officers," which will be filed within 120 days of the end of the fiscal year ended September 30, 2008, is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity
Compensation Plans as of September 30, 2008

	(a)	(b)	(c)
	Number of	Weighted-average	Number of
	Securities	exercise price of	securities
Plan Category	to be issued upon	outstanding	remaining available
	exercise of	options,	for future issuance
	outstanding	warrants and rights	under equity
	options,		compensation
	warrants and rights		plans (excluding
securities reflected
in column
(a), and as noted
below.)
Equity compensation	1,572,213	$31.24	2,194,626
plans approved by
security holders
Equity compensation	None	NA	None
plans not approved
by security holders
Total	1,572,213	$31.24	2,194,626

Note: in addition to the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, as of September 30, 2008, 1,421,490 restricted stock equivalents have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan, Energizer’s only equity compensation plan (other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code). Since September 30, 2008, an additional 641,300 restricted stock equivalents have been granted under the terms of that Plan, 174,896 of the outstanding equivalents as of September 30 have vested and converted into outstanding shares of ENR Stock, and 2,037 of the outstanding equivalents as of that date have subsequently been forfeited and will not convert into outstanding shares of ENR Stock. 1,202,082 of the aggregate outstanding equivalents either (i) vest over varying periods of time following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, or (ii) have already vested but conversion into shares of ENR Stock has been deferred, at the election of the recipient, until retirement or termination of employment. An additional 683,775 equivalents granted in 2006, 2007 and 2008 will vest only upon achievement of 3-year performance measures. The number of securities indicated in column (c) reflects not only the exclusion of securities which will be issued upon exercise of outstanding options, warrants and rights, but also the exclusion of securities which will be issued upon conversion of outstanding restricted stock equivalents.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item, which will be in our Proxy Statement under the captions “Director Independence” and “Certain Relationships and Related Transactions,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2008, is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     The information required by this item, which will be in our Proxy Statement under the captions “Selection of Auditors,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2008, is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Documents filed with this report:

	a.		Financial statements previously incorporated by reference under Item 8 herein.
		-	Report of Independent Registered Public Accounting Firm.
		-	Consolidated Statements of Earnings -- for years ended September 30, 2008, 2007 and 2006.
		-	Consolidated Balance Sheets -- at September 30, 2008 and 2007.
		-	Consolidated Statements of Cash Flows -- for years ended September 30, 2008, 2007, and 2006.
		-	Consolidated Statements of Shareholders’ Equity -- at September 30, 2008, 2007 and 2006.
		-	Notes to Financial Statements.

	b.		Exhibits Required by Item 601 of Regulation S-K

			(i)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

				2	Agreement and Plan of Reorganization
				3(i)	Articles of Incorporation of Energizer Holdings, Inc.
				4	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent
				10(v)	Asset Securitization Receivable Purchase Agreement between Energizer Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A.
				10(viii)	Tax Sharing Agreement
				10(xi)	Energizer Holdings, Inc. Incentive Stock Plan*
				10(xii)	Form of Indemnification Agreements with Executive Officers and Directors*
				10(xiii)	Executive Savings Investment Plan*
				10(iv)	Executive Health Insurance Plan*
				10(v)	Executive Long Term Disability Plan*
				10(xvi)	Financial Planning Plan*
				10(xvii)	Executive Group Personal Excess Liability Insurance Plan*

	10(xviii)	Executive Retiree Life Plan*
	10(xix)	Supplemental Executive Retirement Plan*

(ii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

	10(i)	Form of Non-Qualified Stock Option dated May 8, 2000*
	10(ii)	Form of Non-Qualified Stock Option dated May 8, 2000*

(iii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000.

	10(i)	Form of Non-Qualified Stock Option dated November 20, 2000*

(iv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2002.

	10(i)	Form of Non-Qualified Stock Option dated September 23, 2002*
	10(ii)	Form of Non-Qualified Stock Option dated September 23, 2002*

(v)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002.

	10(i)	Form of Non-Qualified Stock Option dated January 27, 2003*
	10(vi)	Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc.

(vi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003.

	10(i)	Form of Non-Qualified Stock Option dated March 17, 2003*

(vii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.

	10(ii)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
	10(iii)	Form of Non-Qualified Stock Option dated May 19, 2003*
	10(viii)	Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003

(viii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2003.

	10(i)	Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003.

(ix)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2003.

	10(i)	Form of Non-Qualified Stock Option dated January 26, 2004*

(x)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated October 20, 2004.

	10(i)	Form of Non-Qualified Stock Option dated October 19, 2004*

(xi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated November 10, 2004.

	10(i)	Note Purchase Agreement dated as of November 1, 2004.

(xii)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated November 16, 2004.

	10(i)	U.S. Syndicated Credit Agreement dated November 16, 2004.

(xiii)	The summaries of material definitive agreements relating to the Company’s 2005 Annual and Long-Term Cash Bonus Award Program, and to its revised director compensation program, set forth in Energizer’s Current Report on Form 8-K dated as of October 19, 2004, are hereby incorporated by reference.

(xiv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of a material definitive agreement relating to the annual compensation of the Chief Executive Officer, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated January 14, 2005.

	10(i)	Form of Non-Qualified Stock Option dated January 14, 2005*
	10(ii)	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005*

(xv)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated January 25, 2005.

	10(i)	Form of Non-Qualified Stock Option dated January 25, 2005*
	10(iii)	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy*
	10(iv)	Separation Agreement and General Release with J.P. Mulcahy*

(xvi)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated August 24, 2005.

	10(i)	2005 Singapore Credit Facility Agreement.

(xvii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated September 29, 2005.

	10(i)	2005 Note Purchase Agreement dated September 29, 2005.

(xviii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated November 30, 2005.

	10(1)	Form of 2005 Put/Call Order Specification.

(xix)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated July 6, 2006.

	10(1)	2006 Note Purchase Agreement dated July 6, 2006.

(xx)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated August 17, 2006.

	10(1)	Form of 2006 Put/Call Order Specification.

(xxi)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the Company’s 2007 Annual and Long-Term Cash Bonus Award Program, and 2007 Executive Officer salaries for its executive officers, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 9, 2006.*

	10(1)	Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated July 13, 2007.

	2(1)	Agreement and Plan of Merger among Energizer Holdings, Inc., ETKM, Inc., and Playtex Products, Inc. dated July 12, 2007.

(xxiii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated September 14, 2007.

	10(1)	Term Loan Credit Agreement dated September 14, 2007.

(xxiv)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 10, 2007.*

	10(1)	Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxv)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated October 15, 2007.

	10(1)	Form of 2007 Note Purchase Agreement dated October 15, 2007.

(xxvi)	The summary of adjustments to performance goals under the Company’s 2008 Annual and Two-Year Cash Bonus Award Program, and Performance Restricted Stock Equivalent Awards Agreement granted October 10, 2007 is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of November 21, 2007.*

(xxvii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of June 30, 2008

	10(1)	First Amended and Restated Receivables Purchase Agreement dated as of June 30, 2008 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Playtex

Products, Inc., as sub-servicer, Mizuho Corporate Bank, LTD., as agent and a funding agent, and the Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as funding agent.

(xxviii)	The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of compensatory arrangements with David Hatfield, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of January 28, 2008

	10(1)	Form of Change of Control Employment Agreements, as amended January 28, 2008*

(xxix)	The following exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) and the summary of the Company’s 2009 Annual and Long-Term Cash Bonus Award Program, and 2009 Executive Officer salaries for its executive officers, as well as the description of the amendment to the Energizer Holdings, Inc. 2000 Incentive Stock Plan, are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 13, 2008

	10.1	Form of 2008 Performance Restricted Stock Equivalent Agreement.*
	10.2	Amended Executive Officer Bonus Plan*

(xxx)	The following exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of November 3, 2008

	3ii	Amended Bylaws of Energizer Holdings, Inc., effective as of November 3, 2008
	10	Form of Indemnification Agreement between Energizer Holdings, Inc. and W. Klein.*

(xxxi)	The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

	10	Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated October 28, 2008.*
	13	The information set forth under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, “Summary Selected Historical Financial Information”, “Management’s Report on Internal Control Over Financial Reporting”, “Report of Independent Registered Public Accounting Firm”, “Consolidated Statements of Earnings and Comprehensive Income”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Shareholders Equity”, “Notes to Consolidated Financial Statements”, and “Quarterly Financial Information (Unaudited)”, which appear on pages 10 to 44 of the Energizer Holdings, Inc. 2008 Annual Report, which are incorporated herein by reference, is filed herewith.
	21	Subsidiaries of Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31(i)	Section 302 Certification of Chief Executive Officer
	31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
	32(i)	Section 1350 Certification of Chief Executive Officer
	32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

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

ENERGIZER HOLDINGS, INC.
By
Ward M. Klein
Chief Executive Officer

Date: November 26, 2008

Signature	Title
/s/ Daniel J. Sescleifer
Daniel J. Sescleifer	Executive Vice President and Chief Financial Officer
/s/ John J. McColgan
John J. McColgan	Vice President and Controller
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/ R. David Hoover
R. David Hoover	Director
/s/ John E. Klein
John E. Klein	Director
/s/ Richard A. Liddy
Richard A. Liddy	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ Joe R. Micheletto
Joe R. Micheletto	Director
/s/ Pamela Nicholson
Pamela Nicholson	Director
/s/ John R. Roberts
John R. Roberts	Director
/s/ John C. Hunter
John C. Hunter	Director
/s/ Bill G. Armstrong
Bill G. Armstrong	Director