Form 10-Q
period 2008-12-31
ENERGIZER HOLDINGS INC
filed 2009-02-02
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2008

Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

MISSOURI	1-15401	No. 43-1863181
(State or Other Jurisdiction of	(Commission File Number)	(IRS Employer Identification
Incorporation)		Number)

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

YES: ✓	NO:__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ✓	Accelerated filer __	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: __	NO: ✓

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 23, 2009: 58,324,787

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2008	2007
Net sales	$1,042.5	$1,189.9
Cost of products sold	529.0	653.7
Gross profit	513.5	536.2
Selling, general and administrative expense	174.0	195.7
Advertising and promotion expense	97.1	123.7
Research and development expense	19.9	21.4
Interest expense	39.0	46.7
Other financing items, net	20.9	0.4
Earnings before income taxes	162.6	148.3
Income tax provision	51.6	45.7
Net earnings	$111.0	$102.6

Basic earnings per share	$1.90	$1.79
Diluted earnings per share	$1.88	$1.74

Consolidated Statements of Comprehensive Income:

Net earnings	$111.0	$102.6
Other comprehensive income, net of tax
Foreign currency translation adjustments	(34.6)	24.2
Pension/Postretirement activity, net of tax of
$1.3 and $1.0 in fiscal 2009 and 2008,
respectively	5.3	(1.6)
Deferred loss on hedging activity, net of tax
of $(0.4) and $(0.5) in fiscal 2009 and 2008,
respectively	(0.9)	(0.8)
Total comprehensive income	$80.8	$124.4

See accompanying Notes to Condensed Financial Statements

     ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

	December 31,	September 30,
	2008	2008
Assets

Current assets
Cash and cash equivalents	$127.9	$171.2
Trade receivables, less allowance for doubtful
accounts of $12.3 and $11.2, respectively	909.8	923.2
Inventories	708.5	674.6
Other current assets	278.8	257.8
Total current assets	2,025.0	2,026.8
Property, plant and equipment, net	832.2	835.5
Goodwill	1,199.2	1,206.4
Intangible assets	1,655.5	1,663.2
Other assets	80.7	84.8
Total	$5,792.6	$5,816.7

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$306.0	$106.0
Notes payable	235.5	264.4
Accounts payable	253.2	262.4
Other current liabilities	675.2	728.9
Total current liabilities	1,469.9	1,361.7
Long-term debt	2,388.0	2,589.5
Other liabilities	854.4	869.2
Shareholders' equity
Common stock	1.0	1.0
Additional paid in capital	1,033.3	1,034.9
Retained earnings	1,782.6	1,671.8
Treasury stock	(1,714.3)	(1,719.3)
Accumulated other comprehensive income	(22.3)	7.9
Total shareholders' equity	1,080.3	996.3
Total	$5,792.6	$5,816.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2008	2007
Cash flow from operations
Net earnings	$111.0	$102.6
Non-cash items included in income	62.9	45.5
Other, net	(29.8)	1.1
Operating cash flow before changes in working capital	144.1	149.2
Changes in current assets and liabilities used in operations	(120.1)	(79.9)
Net cash from operations	24.0	69.3

Cash flow from investing activities
Capital expenditures	(31.5)	(21.0)
Acquisitions, net of cash acquired	-	(1,882.1)
Proceeds from share option	-	46.0
Proceeds from sale of assets	0.3	0.2
Other, net	0.1	0.8
Net cash used by investing activities	(31.1)	(1,856.1)

Cash flow from financing activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	-	1,482.9
Cash payments on debt with original maturities greater than 90 days	(1.5)	(180.0)
Net (decrease)/increase in debt with original maturities of 90 days or less	(24.6)	202.1
Proceeds from issuance of common stock	0.1	1.1
Excess tax benefits from share-based payments	0.3	2.5
Net cash (used)/from financing activities	(25.7)	1,508.6

Effect of exchange rate changes on cash	(10.5)	(1.7)

Net decrease in cash and cash equivalents	(43.3)	(279.9)
Cash and cash equivalents, beginning of period	171.2	363.2
Cash and cash equivalents, end of period	$127.9	$83.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2008
(Dollars in millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2008.

Note 1 – Segment note
Operations for the Company are managed via two segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The reduction in gross profit in the prior period associated with the write-up and subsequent sale of the inventory acquired in the Playtex acquisition and the integration costs for the Playtex acquisition are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, or in the case of integration costs, included as part of General corporate and other expenses, as they are considered non-recurring items directly associated with the Playtex acquisition. Such presentation reflects management’s view on how it evaluates segment performance.

The Company’s operating model includes a combination of stand-alone and combined business functions between the Household Products and Personal Care businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, combined sales forces and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the businesses. Such allocations do not represent the costs of such services if performed on a stand-alone basis.

Historical segment sales and profitability for the quarter ended December 31, 2008 and 2007, respectively, are presented below.

	For the quarter ended December 31,
	2008	2007
Net Sales
Household Products	$648.0	$789.8
Personal Care	394.5	400.1
Total net sales	$1,042.5	$1,189.9

	For the quarter ended December 31,
	2008	2007
Profitability
Household Products	$155.2	$182.9
Personal Care	91.4	72.7
Total segment profitability	$246.6	$255.6

General corporate and other expenses	(20.7)	(30.8)
Acquisition inventory valuation	-	(25.9)
Amortization	(3.4)	(3.5)
Interest and other financial items	(59.9)	(47.1)
Total earnings before income taxes	$162.6	$148.3

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales	2008	2007
Alkaline batteries	$400.3	$497.4
Carbon zinc batteries	55.9	67.3
Other batteries and lighting products	191.8	225.1
Wet Shave	245.6	251.6
Skin Care	50.6	45.1
Feminine Care	51.6	56.8
Infant Care	46.7	46.6
Total net sales	$1,042.5	$1,189.9

Total assets by segment are presented below:

	December 31,	September 30,
	2008	2008
Household Products	$1,493.5	$1,505.5
Personal Care	1,079.7	1,066.3
Total segment assets	2,573.2	2,571.8
Corporate	364.7	375.3
Goodwill and other intangible assets	2,854.7	2,869.6
Total assets	$5,792.6	$5,816.7

Note 2 – Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $2.6 and $7.6 for the quarters ended December 31, 2008 and 2007, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $0.9 and $2.8 for the quarters ended December 31, 2008 and 2007, respectively.

Restricted Stock Equivalents (RSE)
In October 2008, the Company granted RSE awards to key employees which included approximately 265,200 shares that vest ratably over four years. At the same time, the Company granted RSE awards to key senior executives totaling approximately 374,600 which vest as follows: 1) 25% of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2011 fiscal year contingent upon the Company’s CAGR for the three year period ending on September 30, 2011. If a CAGR of 15% is achieved, the remaining 75% of the grant vests, with smaller percentages of the remaining 75% vesting if the Company achieves a CAGR between 8% and 15%. The total award expected to vest will be amortized over the vesting period.

Note 3 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2008 and 2007, respectively.

(in millions, except per share data)	Quarter Ended
	December 31,
	2008	2007
Numerator:
Net earnings for basic and dilutive earnings per share	$111.0	$102.6
Denominator:
Weighted-average shares for basic earnings per share	58.3	57.4
Effect of dilutive securities:
Stock options	0.5	1.1
Restricted stock equivalents	0.3	0.5
Total dilutive securities	0.8	1.6
Weighted-average shares for diluted earnings per share	59.1	59.0

Basic earnings per share	$1.90	$1.79
Diluted earnings per share	$1.88	$1.74

At December 31, 2008, approximately 0.6 million of the Company’s outstanding restricted stock equivalents and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS), the impact of the potentially dilutive securities is not included in the computation. There were no anti-dilutive shares at December 31, 2007.

Note 4 – Goodwill and intangibles
The following table sets forth goodwill by segment as of December 31, 2008.

	Household	Personal
	Products	Care	Total
Balance at October 1, 2008	$38.8	$1,167.6	$1,206.4
Cumulative translation adjustment	(2.6)	(4.6)	(7.2)
Balance at December 31, 2008	$36.2	$1,163.0	$1,199.2

Total amortizable intangible assets other than goodwill at December 31, 2008 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames	$11.6	$(6.9)	$4.7
Technology and patents	41.5	(20.6)	20.9
Customer-related	55.2	(12.9)	42.3
Non-compete agreements	5.0	(4.3)	0.7
Total amortizable intangible assets	$113.3	$(44.7)	$68.6

The carrying amount of indefinite-lived trademarks and tradenames is $1,586.9 at December 31, 2008, a decrease of $4.1 from September 30, 2008. Changes in indefinite-lived trademarks and tradenames are due primarily to changes in foreign currency exchange rates. Estimated amortization expense for amortizable intangible assets is $12.4, $10.4, $10.4, $10.4 and $7.9 for the years ending September 30, 2009 through 2013, respectively.

Note 5 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	As of December 31,		As of December 31,
	2008	2007	2008	2007
Service cost	$8.0	$6.9	$0.1	$0.1
Interest cost	13.2	11.6	0.7	0.5
Expected return on plan assets	(15.3)	(14.6)	-	-
Amortization of prior service cost	(0.4)	(0.3)	(0.6)	(0.6)
Amortization of unrecognized net loss	0.7	1.2	(0.1)	(0.5)
Amortization of transition obligation	0.1	-	-	-
Settlement loss recognized	3.2	-	-	-
Net periodic benefit cost	$9.5	$4.8	$0.1	$(0.5)

Note 6 – Debt
Notes payable at December 31, 2008 and September 30, 2008 consisted of notes payable to financial institutions with original maturities of less than one year of $235.5 and $264.4, respectively, and had a weighted-average interest rate of 4.1% and 4.7%, respectively.

The detail of long-term debt at December 31, 2008 and September 30, 2008 is as follows:

	December 31,	September 30,
	2008	2008
Private Placement, fixed interest rates ranging from 3.4% to
6.6%, due 2009 to 2017	$2,230.0	$2,230.0
Term Loan, variable interest at LIBOR + 75 basis points, or
2.19%, due 2012	464.0	465.5
Total long-term debt, including current maturities	2,694.0	2,695.5
Less current portion	306.0	106.0
Total long-term debt	$2,388.0	$2,589.5

The Company’s total borrowings were $2,929.5 at December 31, 2008, of which $699.5 is tied to variable interest rates. The Company maintains total committed debt facilities of $3,419.5, of which $479.0 remained available as of December 31, 2008.

Subsequent to December 31, 2008, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years. At today’s spread to this benchmark, the interest rate would be 2.61%.

Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA, as defined in the agreements, was 3.30 to 1, and the ratio of its pro forma EBIT, as defined in the agreements, to total interest expense was 3.97 to 1 as of December 31, 2008. Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that covenant violations, which may result in acceleration of maturity, are unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation (the SPE), which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. Further deterioration in credit markets could result in an inability to renew the program or renewal on less favorable terms negatively impacting compliance reported Debt-to-EBITDA and may require the Company to draw on other available committed debt facilities. At December 31, 2008, the Company had total borrowings of $200.0 under this facility.

The counterparties to long-term committed borrowings consist of a number of major international financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities through 2017 to minimize refinancing risk in any single year and to optimize the use of free cash flow for repayment.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2008 are as follows: $306.0 in one year, $196.0 in two years, $221.0 in three years, $756.0 in four years, $175.0 in five years and $1,040.0 thereafter.

Note 7 – Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2008 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 8 – Financial instruments
On October 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157) for certain financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories.

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of December 31, 2008 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Share Option	$10.5	$-	$-	$10.5
Derivatives - Foreign Exchange	5.3			5.3
Total Assets at fair value	$15.8	$-	$-	$15.8

Liabilities at fair value:
Derivatives - Foreign Exchange	$0.5	$-	$-	$0.5
Derivatives - Commodity	10.8	-	-	10.8
Deferred Compensation	106.2	-	-	106.2
Total Liabilities at fair value	$117.5	$-	$-	$117.5

Share Option
At December 31, 2008, the Company held a share option with a major multinational financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. The fair market value of the share option was $10.5 as included in other current assets and $0.7 as included in other current liabilities at December 31, 2008 and 2007, respectively. The change in fair value of the total share option for the three months ended December 31, 2008 and 2007 resulted in expense of $11.7 and income of $0.7, respectively, and was recorded in SG&A. In addition, as a result of the decline in the Company’s share price during the quarter ended December 31, 2008, the Company placed a $24.7 deposit with the counterparty, as required under the option agreement. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred Compensation liability, which was cash flow from operations.

Derivatives – Foreign Exchange
The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. At December 31, 2008, the Company had an unrealized gain on these forward currency contracts of $5.3 included in earnings. In addition, the Company has entered into a series of forward currency contracts to minimize the impact on revenues and margins due to short term currency fluctuations. These transactions are accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as cash flow hedges. At December 31, 2008, the Company had an unrecognized loss on these forward currency contracts accounted for as cash flow hedges of $0.5 included in Other Comprehensive Income.

Derivatives – Commodity
The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. These hedging instruments are accounted for under SFAS 133 as cash flow hedges. The fair market value of the Company's outstanding hedging instruments included in Other Comprehensive Income was an unrealized pre-tax loss of $10.5 and $16.7 at December 31, 2008 and 2007, respectively. Realized gains and losses are reflected as adjustments to the cost of the raw materials. Over the next twelve months, approximately $9.9 of the loss recognized in Accumulated Other Comprehensive Income will be recognized in earnings. For hedge ineffectiveness, a loss of $0.3 and $0.8 was recorded directly to Cost of Products Sold for the quarters ended December 31, 2008 and 2007, respectively. Contract maturities for these hedges extend into fiscal year 2010.

Deferred Compensation
The Company permits deferrals of bonus and salary and for directors, retainers and fees, under the terms of its Deferred Compensation Plan. Under this plan, employees or directors deferring amounts into the Energizer Common Stock Unit Fund are credited with a number of stock equivalents based on the fair value of ENR stock at the time of deferral. In addition, the participants are credited with an additional number of stock equivalents, equal to 25% for employees and 33 1/3% for directors, of the amount deferred. Amounts deferred into the Energizer Common Stock Unit Fund, and vested company matching deferrals, may be transferred to other investment options offered under the plan after specified restriction periods. The fair market value of the underlying assets within the deferred compensation plan at December 31, 2008 was $106.2. This plan is reflected in Other Liabilities on the Consolidated Balance Sheet.

Derivative – Interest Rate Swap
Subsequent to December 31, 2008, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years. At today’s spread to this benchmark, the interest rate would be 2.61%.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company will adopt the provisions of SFAS 157 as they relate to long-lived assets effective October 1, 2009.

Note 9 – Supplemental Financial Statement Information

	December 31,	September 30,
	2008	2008
Inventories
Raw materials and supplies	$91.6	$77.7
Work in process	134.9	137.9
Finished products	482.0	459.0
Total inventories	$708.5	$674.6
Other Current Assets
Miscellaneous receivables	$43.8	$47.1
Deferred income tax benefits	121.4	119.7
Prepaid expenses	83.7	75.7
Share option	10.5	-
Other	19.4	15.3
Total other current assets	$278.8	$257.8
Property, Plant and Equipment
Land	$40.2	$37.3
Buildings	258.1	251.9
Machinery and equipment	1,458.2	1,459.0
Construction in progress	120.1	115.4
Total gross property	1,876.6	1,863.6
Accumulated depreciation	(1,044.4)	(1,028.1)
Total net property, plant and equipment	$832.2	$835.5
Other Assets
Pension asset	$41.3	$42.5
Deferred charges and other assets	39.4	42.3
Total other assets	$80.7	$84.8
Other Current Liabilities
Accrued advertising, promotion and allowances	$362.9	$324.3
Accrued salaries, vacations and incentive compensation	92.5	123.0
Returns reserve	10.3	47.8
Other	209.5	233.8
Total other current liabilities	$675.2	$728.9
Other Liabilities
Pensions and other retirement benefits	$176.7	$176.7
Deferred compensation	118.3	138.8
Deferred income tax liabilities	496.3	489.9
Other non-current liabilities	63.1	63.8
Total other liabilities	$854.4	$869.2

Note 10 – Recently issued accounting pronouncements
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets”. This FSP is intended to provide users of financial statements with useful, transparent, and timely information about the asset portfolios of postretirement benefit plans. The amendments include the disclosure of fair value of categories of plan assets, disclosure about the nature and amount of concentration risk within or across the plan asset categories and disclosure on fair value measurements similar to those required by SFAS 157. These disclosures will be applied on a prospective basis beginning October 1, 2009 for Energizer.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results
     Net earnings for the Company for the quarter ended December 31, 2008 were $111.0, or $1.88 per diluted share compared to $102.6, or $1.74 per diluted share, for the same quarter last year. The current quarter results include the following items:

  costs associated with integration and other realignment activities of $3.0, after taxes, or $0.05 per diluted share.

     The prior year quarter results include the following items:

  additional product cost related to the write up at the time of the acquisition and the subsequent sale of Playtex inventory of $15.5, after taxes, or $0.26 per diluted share;
  costs associated with integration activities of $3.7, after taxes, or $0.06 per diluted share; and
  a provision for restructuring in Europe of $1.5, after taxes, or $0.03 per diluted share.

     Net sales decreased $147.4, or 12%, due primarily to the impact of currencies, which negatively impacted the year over year comparison by approximately $58 and lower unit volumes in Household Products. See the comments on net sales by segment in the Segment Results section below for further details.

     Gross profit decreased $22.7, or 4%, as the impact of unfavorable currencies of approximately $29 and lower Household Products unit volumes of approximately $38 was partially offset by favorable product mix and lower freight costs. In addition, the prior year quarter included a $25.9 charge associated with the write-up and subsequent sale of the Playtex inventory acquired on October 1, 2007. The gross profit percentage increased 4.2 percentage points to 49.3% for the current quarter. Exclusive of the impact of the Playtex inventory write-up charge in the prior year quarter, gross margin as a percent of sales increased two percentage points in the current year quarter due primarily to a change in mix towards more profitable premium brand lithium batteries and shaving systems. It should be noted that the Company did not incur the full negative impact of the significant strengthening of the U.S. dollar to gross margin in the first quarter due to the flow through of inventory on hand at the beginning of the quarter, which was purchased at higher local currency rates.

     Selling, general and administrative (SG&A) expense decreased $21.7, or 11%, due primarily to the favorable impact of currencies of approximately $10 and lower integration and other realignment costs of $3. SG&A expense as a percent of sales was 16.7% in the current quarter, up slightly versus the prior year quarter of 16.4% due primarily to the significant negative impact of currencies on net sales.

     Advertising and promotion (A&P) expense decreased $26.6, or 22%, due primarily to lower spending of $20 and the favorable impact of currencies of $6. A&P expense as a percent of sales was 9.3% in the current quarter, compared to 10.4% in the same quarter last year.

     Research and development (R&D) expense decreased $1.5, or 7%, due primarily to lower spending.

Segment Results
     Operations for the Company are managed via two segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

     The prior year reduction in gross profit for fiscal 2008 associated with the write-up and subsequent sale of inventory acquired in the Playtex acquisition, which occurred on October 1, 2007, is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the Playtex acquisition. Such presentation reflects managements' view on how it evaluates segment performance.

     The Company’s operating model includes a combination of stand-alone and combined business functions between the Household Products and Personal Care businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management.

     This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters ended December 31, 2008 and 2007.

Household Products

	Quarter ended December 31,
	2008	2007
Net sales	$648.0	$789.8
Segment profit	$155.2	$182.9

     For the quarter net sales were $648.0, down $141.8. On a constant currency basis, net sales declined $98.7, or 12%, due primarily to volume declines in North America. Approximately $55 of the decline in sales is a result of hurricane-related and early holiday shipments in the September quarter of approximately $30, the impact of retailer destocking, which we estimate to be $17, and higher than normal shipments as compared to consumption in last year’s first quarter, which we estimate at $8. The remaining volume decrease reflects a decline in consumption of batteries in most developed markets. Overall pricing and product mix was flat as compared to the prior year quarter as higher pricing in the U.S. was nearly offset by unfavorable price mix, including an increase in large pack sizes, which sell at lower per unit prices, and higher promotional allowances in response to competitive activity in a number of markets.

     Gross profit for the first quarter decreased $48.2 compared to the same quarter in the prior year. Excluding currencies, gross profit declined $26.7 as lower sales were partially offset by lower freight costs and favorable product costs, which are expected to be unfavorable for the remainder of fiscal 2009 due primarily to higher cost for manganese ore and the fixed cost impact of lower unit production. Segment profit declined $27.7, including $11.9 of unfavorable currency impacts. Excluding currency impacts, segment profit fell $15.8 as lower gross profit was partially offset by an $11.2 reduction in advertising and promotion expense versus the same quarter a year ago.

     Looking ahead, we expect the weak battery consumption trend to continue in 2009. During the December quarter, we believe many U.S. retailers sharply reduced battery inventory levels, which now appear to be below seasonally normal levels. This should somewhat improve the sales volume comparison for our second fiscal quarter. For the remainder of the year, we estimate that product costs will be unfavorable approximately $20, which should be offset by pricing already initiated. The U.S. dollar remains significantly stronger than most foreign currencies as compared to a year ago. At prevailing currency rates as of January 20, 2009, we expect the overall Household Products segment profit impact of currency translation to be unfavorable between $90 to $95, primarily in gross margin, for the remainder of fiscal year 2009 as compared to the same period in fiscal year 2008. Changes in the value of local currencies in relation to the U.S. dollar will continue to impact reported sales and segment profitability in the future and the Company cannot predict the direction or magnitude of future changes.

Personal Care

	Quarter ended December 31,
	2008	2007
Net sales	$394.5	$400.1
Segment profit	$91.4	$72.7

     As discussed above, the Personal Care segment includes results for the following products: Wet Shave, Skin Care, Feminine Care and Infant Care. In addition, segment profit for the quarter ended December 31, 2007 excludes the impact of the $25.9 charge resulting from the write-up and subsequent sale of inventory acquired in the Playtex acquisition.

     Net sales for the quarter were $394.5, down $5.6, versus $400.1 for the same quarter in the prior year. Excluding the impact of $15.3 of unfavorable currency translation, net sales were up $9.7, or 2%, in the quarter. The increase in net sales on a constant currency basis was driven by increases in Wet Shave and Skin Care, partially offset by declines in Feminine Care. Wet Shave net sales increased 2% due to increased sales of Quattro products that were partially offset by a decline in legacy razor products and women’s systems. Skin Care sales increased 18% as higher sun care sales were partially offset by lower sales of Wet Ones. Almost half of the increase in sun care was due to higher sales outside the U.S. Infant Care sales were flat as increased sales of Diaper Genie Elite and bottles were offset by lower sales of cups and mealtime products. Feminine Care sales decreased 7% due to lower sales of Gentle Glide, only partially offset by continued strong sales of Playtex Sport tampons. Gentle Glide declines were driven by lower shipments in the quarter due primarily to lower bonus back promotions, higher competitive promotional activity, and growth in private label.

     For the quarter, gross profit was $227.2, up $4.3, versus $222.9 for the year ago quarter. On a constant currency basis, gross profit increased $11.3 due primarily to favorable product cost, including approximately $4 in incremental synergies from the Playtex acquisition, and the favorable impact of the higher net sales noted above. Segment profit for the quarter was $91.4, up $18.7, versus $72.7 for the same quarter in the prior year. Excluding the impact of unfavorable currency translation, segment profit increased $19.6 for the quarter due primarily to the favorable impact of approximately $11 in incremental Playtex synergies and a reduction in advertising and promotional spending of $8.6. Incremental synergies are expected to be approximately $20 for the remainder of the fiscal year; however, these will offset certain product costs impacts as well as other project investment spending.

     As noted in the Household Products discussion, the U.S. dollar remains significantly stronger versus most foreign currencies as compared to a year ago. At prevailing currency rates as of January 20, 2009, we expect the overall impact of currency to the Personal Care segment profit to be unfavorable by approximately $20, primarily in gross margin, for the remainder of fiscal 2009 as compared to the same time frame in the prior year.

General Corporate and Other Expenses

	Quarter ended December 31,
	2008	2007
General Corporate Expenses	$16.1	$22.9
Integration	1.4	5.8
General Corporate Expenses with Integration	17.5	28.7
Restructuring and Related Charges	3.2	2.1
General Corporate and Other Expenses	$20.7	$30.8
% of total net sales	2.0%	2.6%

     For the quarter ended December 31, 2008, total general corporate and other expenses were $20.7, down $10.1 from the same quarter in the prior year. This decrease was due primarily to lower compensation-related expenses including the effect of declines in the underlying assets of the Company’s deferred compensation liabilities. In addition, integration expenses declined $4.4 as compared to the same quarter last year due to the completion of many of the Playtex integration activities.

Interest Expense and Other Financing Costs
     Interest expense decreased $7.7 on lower average interest cost on variable debt and lower average borrowings. Other net financing items were unfavorable $20.5 for the quarter due to exchange losses incurred as U.S. dollar based payables for the Company’s foreign affiliates were unfavorably impacted by the significant strengthening of the U.S. dollar versus most local currencies.

Income Taxes
     Income taxes, which include federal, state and foreign taxes, were 31.7% in the current quarter and 30.8% in the same quarter last year. The prior year quarter’s income tax expense of $45.7 includes a benefit of $10.4 associated with the write-up and subsequent sale of inventory acquired in the Playtex acquisition.

Liquidity and Capital Resources
     Cash flow from operations was $24.0 for the quarter ended December 31, 2008, down $45.3 as compared to the same quarter in the prior year. This decrease is due primarily to two factors. First, the net increase in working capital for the current year quarter exceeded the increase for the same quarter last year by $40.2 due primarily to higher inventories to support the geographic expansion of sun care and certain product supply chain initiatives. Second, the Company made a $24.7 deposit in conjunction with it’s share option contract, which is in place to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. This deposit is reported on the Other, net line in the Statement of Cash Flows. The above negative impacts were partially offset by higher operating cash flow before changes in working capital, exclusive of the share option deposit impact.

     Capital expenditures were $31.5 for the period ended December 31, 2008 and $21.0 for the period ended December 31, 2007. Full year capital expenditures are estimated to be approximately $150 for 2009.

     The Company currently has 8.0 million shares remaining on its 10.0 million current share repurchase authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

     The Company’s total borrowings were $2,929.5 at December 31, 2008, of which $699.5 is tied to variable interest rates. The Company maintains total committed debt facilities of $3,419.5, of which $479.0 remained available as of December 31, 2008. Subsequent to December 31, 2008, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the interest rate on $300 of the Company’s variable rate debt for the next four years at an interest rate of 2.61%.

     Under the terms of the Company’s debt facilities, the ratio of the Company’s indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, the ratio of its current year Earnings Before Interest and Taxes (EBIT) to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its pro forma EBITDA, as defined in the agreements, was 3.30 to 1, and the ratio of its pro forma EBIT, as defined in the agreements, to total interest expense was 3.97 to 1 as of December 31, 2008. Failure to comply with the above ratios or other covenants could result in acceleration of maturity, which could trigger cross defaults on other borrowings. The Company believes that covenant violations, which may result in acceleration of maturity, are unlikely. The Company’s fixed rate debt is callable by the Company, subject to a “make whole” premium, which would be required to the extent the underlying benchmark U.S. treasury yield has declined since issuance.

     The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation (the SPE), which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. Further deterioration in credit markets could result in an inability to renew the program or renewal on less favorable terms negatively impacting compliance reported Debt-to-EBITDA and may require the Company to draw on other available committed debt facilities. At December 31, 2008, the Company had total borrowings of $200.0 under this facility.

     The counterparties to long-term committed borrowings consist of a number of major international financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities through 2017 to minimize refinancing risk in any single year and to optimize the use of free cash flow for repayment.

     A summary of Energizer’s significant contractual obligations at December 31, 2008 is shown below:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt, including current maturities	$2,694.0	$306.0	$417.0	$931.0	$1,040.0
Interest on long-term debt	689.2	131.1	225.5	170.4	162.2
Operating leases	62.0	18.5	25.4	10.9	7.2
Purchase obligations and other (1)	75.6	63.5	10.6	1.5	-
Total	$3,520.8	$519.1	$678.5	$1,113.8	$1,209.4

(1)	The Company has estimated approximately $1.5 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of December 31, 2008, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $48.3, excluding $6.5 of interest and penalties. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

     The Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2008, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

     The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk

Currency Rate Exposure

     A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. This margin impact coupled with the translation of foreign operating results to the U.S. dollar for financial reporting purposes may have an impact on reported operating profits. See the Segment Results section for further discussion.

     The Company generally views its investments in foreign subsidiaries with a functional currency other than the U.S. dollar as long-term. As a result, the Company does not generally hedge these net investments. Capital structuring techniques are used to manage the net investment in foreign currencies, as necessary. Additionally, the Company attempts to limit its U.S. dollar net monetary liabilities in countries with unstable currencies.

     From time to time the Company may employ foreign currency hedging techniques to mitigate potential losses in earnings or cash flows on foreign currency transactions, which primarily consist of anticipated intercompany purchase transactions and intercompany borrowings. External purchase transactions and intercompany dividends and service fees with foreign currency risk may also be hedged. The primary currencies to which the Company’s foreign affiliates are exposed include the U.S. dollar, the euro, the yen, the British pound, the Canadian dollar and the Australian dollar.

     The Company uses natural hedging techniques, such as offsetting like foreign currency cash flows, foreign currency derivatives with durations of generally one year or less including forward exchange contracts, purchased put and call options and zero-cost option collars. Certain of the foreign exchange contracts have been designated as cash flow hedges and are accounted for in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

     The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. At December 31, 2008, the Company had an unrealized gain on these forward currency contracts of $5.3 included in earnings. In addition, the Company has entered into a series of forward currency contracts to minimize the impact on revenues and margins due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At December 31, 2008, the Company had an unrecognized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $0.5 included in Other Comprehensive Income.

     In addition, the Company has investments in Venezuela, which currently require government approval to convert local currency to U.S. dollars at official government rates. The government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers has been delayed in recent periods, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. If the Company was forced to settle its Venezuelan subsidiary’s U.S. dollar liabilities at a rate equal to the unofficial, parallel currency exchange rate as of December 31, 2008, it would result in a currency exchange loss of approximately $22.

Commodity Price Exposure
     The Company uses raw materials that are subject to price volatility. The Company will use hedging instruments as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. These hedging instruments are accounted for as cash flow hedges. At December 31, 2008, the fair market value of the Company's outstanding hedging instruments included in Other Comprehensive Income was an unrealized pre-tax loss of $10.5. Contract maturities for these hedges extend into fiscal year 2010.

Interest Rate Exposure
     The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2008, the Company had $699.5 variable rate debt outstanding. A hypothetical 1 percentage point increase in variable interest rates would have an annual unfavorable impact of $7.0 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at December 31, 2008.

     Subsequent to December 31, 2008, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years. At today’s spread to this benchmark, the interest rate would be 2.61%.

Stock Price Exposure
     At December 31, 2008, the Company held a share option with a major multinational financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. The fair market value of the share option was $10.5 as included in other current assets and $0.7 as included in other current liabilities at December 31, 2008 and 2007, respectively. The change in fair value of the total share option for the three months ended December 31, 2008 and 2007 resulted in expense of $11.7 and income of $0.7, respectively, and was recorded in SG&A. In addition, as a result of the decline in the Company’s share price during the quarter ended December 31, 2008, the Company placed a $24.7 deposit with the counterparty, as required under the option agreement. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company's deferred compensation liability, which was cash flow from operations.

Forward Looking Statements

     Statements in the Management’s Discussion and Analysis of Results of Operations and Financial Condition that are not historical, particularly statements regarding: continuation of the weak battery consumption trend; sharply reduced battery inventory levels and battery sales volume comparisons for the second quarter of fiscal 2009; estimates of incremental synergies from the Playtex acquisition and their offsetting impact, estimates of unfavorable product costs for the remainder of the fiscal year, as well as the ability of price increases, cost reduction programs and synergy savings to offset cost increases; the estimated impact of foreign currency devaluations on the segment profit of Energizer’s Household Products and Personal Care divisions; anticipated capital expenditures for 2009; the unlikelihood of violation of the Company’s debt covenants resulting in acceleration of maturities of its debt; the impact of a failure to renew the Company’s accounts receivable financing program on compliance with its debt covenants; the impact of the Company’s contractual purchase obligations on the Company’s future results of operations, financial position or liquidity; the anticipated adequacy of cash flows and the Company’s ability to meet liquidity requirements; the impact of adverse changes in interest rates; and potential currency exchange losses in Venezuela, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Consumer confidence and consumption trends with respect to the overall battery category are difficult to predict, although it is likely that they will continue to be significantly negatively impacted by continuing economic turmoil, as well as by declines in the proliferation or consumption of battery-powered devices. Energizer’s estimates of retailer inventory levels of battery products as of the end of the first quarter are based solely on limited data available to Energizer and management’s reasonable assumptions about market conditions, and consequently may be inaccurate, or may not reflect significant segments of the retail market. In addition, the continuing economic crisis may significantly impact retailer and consumer activity. Consequently, sales volume comparisons for the second quarter may not improve as anticipated. The estimated impact of foreign currency devaluations on Energizer’s profitability for the year is difficult to estimate with any degree of certainty. Prolonged recessionary conditions in key global markets where Energizer competes could result in significantly greater local currency devaluation and correspondingly greater negative impact on Energizer than what can be anticipated from the current spot rates. On the other hand, if concerted global stabilization measures achieve some degree of economic recovery, local currencies could be significantly strengthened relative to the dollar. The impact of material and other commodity costs could be more significant than anticipated, as it is difficult to predict with any accuracy whether raw material, energy and other input costs will stabilize or continue to increase, since such costs are impacted by multiple economic, political and other factors outside of the Company's control. The anticipated benefits of the Company’s pricing increases and synergy savings may not be sufficient to offset greater than anticipated increases in supply costs, and the benefits of pricing increases may not be realized in the event of consumer resistance, if competitive activity mandates additional promotional spending or a revamping of the pricing structure, or if other operating costs increase unexpectedly. The extent of synergy savings related to the Playtex acquisition may be significantly different from current expectations due to changes in market or competitive conditions, or other operational factors. Liquidity issues or alternative uses for cash flow, competitive activity or general economic conditions could impact the amount of and timing of capital expenditures. Continued compliance with debt covenants providing for a required debt to EBITDA ratio can be impacted by higher than anticipated debt levels as a result of greater than anticipated cash needs or by lower than anticipated cash flows necessary for debt service.

Compliance can also be impacted by earnings declines over the measurement period, either as a result of challenges faced specifically by the Company’s business, or as a result of general economic conditions and rising unemployment. Unforeseen fluctuations in levels of the Company’s operating cash flows, or inability to maintain compliance with its debt covenants could limit the Company’s ability to meet future operating expenses and liquidity requirements, fund capital expenditures or service its debt as it becomes due. Unforeseen fluctuations in levels of the Company’s operating cash flows could increase the Company’s risk from contractual purchase obligations. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The Company does not undertake any obligation to update any forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. Additional risks and uncertainties include those detailed from time to time in the Company’s publicly filed documents; including its annual report on Form 10-K for the Year ended September 30, 2008.

Item 4. Controls and Procedures.

     Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2008, the end of the Company’s first fiscal quarter of 2009, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Quarterly Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s first fiscal quarter of 2009 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1—Legal Proceedings

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

Item 2—Issuer Purchases of Equity Securities

No shares of Energizer Common Stock were acquired by the Company during the quarter ended December 31, 2008.

Item 4—Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on January 26, 2009, for the purpose of electing three directors to serve three-year terms ending at the Annual Meeting held in 2012 and to approve the adoption of the Energizer Holdings, Inc. 2009 Incentive Stock Plan.

     The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

Election of Directors

	Votes	Votes
	For	Withheld
Bill G. Armstrong	35,000,401	14,345,836

J. Patrick Mulcahy	44,517,136	4,829,101

Pamela M. Nicholson	35,494,553	13,851,684

Adoption of the Energizer Holdings, Inc. 2009 Incentive Stock Plan

Votes	Votes
For	Against	Abstained
30,737,475	7,786,048	1,812,935

Item 6—Exhibits

(a) The following exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 13, 2008

10.1	Form of 2008 Performance Restricted Stock Equivalent Agreement.
10.2	Amended Executive Officer Bonus Plan.

(b) The following exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of November 3, 2008

3	Amended Bylaws of Energizer Holdings, Inc., effective as of November 3, 2008.
10	Form of Indemnification Agreement between Energizer Holdings, Inc. and W. Klein.

(c) The following exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Annual Report on Form 10-K for the year ended September 30, 2008

10	Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated October 28, 2008.*

(d) The following exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of January 6, 2009

10.1	Form of Amended Change of Control Employment Agreements.
10.2	Form of Amended 2000 Incentive Stock Plan.

(e) The following exhibit (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K) are hereby incorporated by reference to Energizer’s Registration Statement on Form S-8 filed February 2, 2009

4	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009.

(f) The following exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K) are filed with this report.

31(i)	Section 302 Certification of Chief Executive Officer.
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
Registrant
By:
Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer

Date: February 2, 2009