Form 10-Q
period 2009-03-31
ENERGIZER HOLDINGS INC
filed 2009-05-11
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2009
Commission File No. 001-15401
ENERGIZER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

MISSOURI	43-1863181

(State of Incorporation)	(I.R.S. Employer Identification No.)
533 MARYVILLE UNIVERSITY DRIVE, ST. LOUIS MISSOURI 63141

(Address of principal executive offices) (Zip Code)
(314) 985-2000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES: ☑     NO: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES: ☐     NO: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES: ☐     NO: ☑
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on May 4, 2009: 58,359,170

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statement of Earnings Condensed for the Three and Six Months Ended March 31, 2009 and 2008	3

Unaudited Consolidated Balance Sheets Condensed as of March 31, 2009 and September 30, 2008	4

Unaudited Consolidated Statements of Cash Flows Condensed for the Six Months Ended March 31, 2009 and 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURE

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data — Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net sales	$880.4	$951.0	$1,922.9	$2,140.9

Cost of products sold	466.8	493.2	995.8	1,146.9

Gross profit	413.6	457.8	927.1	994.0

Selling, general and administrative expense	158.0	185.6	332.0	381.3
Advertising and promotion expense	79.7	106.5	176.8	230.2
Research and development expense	21.5	22.8	41.4	44.2
Interest expense	35.7	47.0	74.7	93.7
Other financing items, net	5.7	7.7	26.6	8.1

Earnings before income taxes	113.0	88.2	275.6	236.5

Income tax provision	36.0	27.3	87.6	73.0

Net earnings	$77.0	$60.9	$188.0	$163.5

Basic earnings per share	$1.32	$1.06	$3.22	$2.85
Diluted earnings per share	$1.30	$1.03	$3.18	$2.77

Consolidated Statements of Comprehensive Income:

Net earnings	$77.0	$60.9	$188.0	$163.5
Other comprehensive income, net of tax Foreign currency translation adjustments	(45.6)	57.4	(80.2)	81.6

Pension/Postretirement activity, net of tax of $(0.5) and $0.8 for the quarter and six months ended March 31, 2009, respectively and $(0.1) and $0.9 for the quarter and six months ended March 31, 2008 respectively	0.7	(1.2)	6.0	(2.8)

Deferred gain on hedging activity, net of tax of $7.7 and $7.3 for the quarter and six months ended March 31, 2009, respectively and $0.9 and $0.4 for the quarter and six months ended March 31, 2008, respectively	12.3	2.2	11.4	1.4

Total comprehensive income	$44.4	$119.3	$125.2	$243.7

See accompanying Notes to Condensed Consolidated Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions — Unaudited)

	March 31,	September 30,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$130.7	$171.2
Trade receivables, less allowance for doubtful accounts of $13.9 and $11.2, respectively	731.3	923.2
Inventories	723.0	674.6
Other current assets	297.0	257.8

Total current assets	1,882.0	2,026.8

Property, plant and equipment, net	832.0	835.5

Goodwill	1,193.1	1,206.4
Intangible assets	1,646.9	1,663.2
Other assets	79.1	84.8

Total	$5,633.1	$5,816.7

Liabilities and Shareholders’ Equity

Current liabilities
Current maturities of long-term debt	$306.0	$106.0
Notes payable	183.8	264.4
Accounts payable	208.2	262.4
Other current liabilities	580.2	728.9

Total current liabilities	1,278.2	1,361.7

Long-term debt	2,386.5	2,589.5

Other liabilities	838.4	869.2

Shareholders’ equity

Common stock	1.0	1.0
Additional paid in capital	1,037.4	1,034.9
Retained earnings	1,859.3	1,671.8
Treasury stock	(1,712.8)	(1,719.3)
Accumulated other comprehensive (loss) income	(54.9)	7.9

Total shareholders’ equity	1,130.0	996.3

Total	$5,633.1	$5,816.7

See accompanying Notes to Condensed Consolidated Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions — Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flow from operations
Net earnings	$188.0	$163.5
Non-cash items included in income	105.2	87.7
Other, net	(33.9)	(4.9)

Operating cash flow before changes in working capital	259.3	246.3
Changes in current assets and liabilities used in operations	(133.1)	(15.8)

Net cash from operations	126.2	230.5

Cash flow from investing activities
Capital expenditures	(75.7)	(57.9)
Acquisitions, net of cash acquired	—	(1,882.1)
Proceeds from share option	—	46.0
Proceeds from sale of assets	0.6	0.6
Other, net	(0.1)	0.3

Net cash used by investing activities	(75.2)	(1,893.1)

Cash flow from financing activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	1,482.9
Cash payments on debt with original maturities greater than 90 days	(3.0)	(181.5)
Net (decrease)/increase in debt with original maturities of 90 days or less	(75.6)	98.3
Proceeds from issuance of common stock	0.4	2.7
Excess tax benefits from share-based payments	0.4	4.6

Net cash (used)/from financing activities	(77.8)	1,407.0

Effect of exchange rate changes on cash	(13.7)	8.2

Net decrease in cash and cash equivalents	(40.5)	(247.4)

Cash and cash equivalents, beginning of period	171.2	363.2

Cash and cash equivalents, end of period	$130.7	$115.8

See accompanying Notes to Condensed Consolidated Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Dollars in millions, except per share data — Unaudited)
The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2008.
Note 1 — Segment note
Operations for the Company are managed via two segments — Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.
The reduction in gross profit in the prior period associated with the write-up and subsequent sale of the inventory acquired in the Playtex acquisition and the integration costs for the Playtex acquisition are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, or in the case of integration costs, included as part of General corporate and other expenses, as they are items directly associated with the Playtex acquisition. Such presentation reflects management’s view on how it evaluates segment performance.
For the quarter and six months ended March 31, 2009, cost of products sold and selling, general and administrative expense (SG&A) reflected favorable adjustments of $11.1 and $11.9, respectively, related to the change in policy under which colleagues earn and vest in the Company’s paid time off (PTO). These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented as a separate line below segment profit as it was not operational in nature. Such presentation reflects management’s view on how it evaluates segment performance.
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
Historical segment sales and profitability for the quarter and six months ended March 31, 2009 and 2008, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008

Net Sales
Household Products	$417.1	$474.2	$1,065.1	$1,264.0
Personal Care	463.3	476.8	857.8	876.9

Total net sales	$880.4	$951.0	$1,922.9	$2,140.9

	For the quarter ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008

Profitability
Household Products	$54.9	$66.5	$210.1	$249.4
Personal Care	100.9	97.2	192.3	169.9

Total segment profitability	$155.8	$163.7	$402.4	$419.3

General corporate and other expenses	(21.0)	(15.6)	(41.7)	(46.4)
Acquisition inventory valuation	—	(1.6)	—	(27.5)
PTO Policy change	23.0	—	23.0	—
Amortization	(3.4)	(3.6)	(6.8)	(7.1)
Interest and other financial items	(41.4)	(54.7)	(101.3)	(101.8)

Total earnings before income taxes	$113.0	$88.2	$275.6	$236.5

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008

Net Sales
Alkaline batteries	$236.4	$262.6	$636.7	$760.0
Carbon zinc batteries	42.5	52.3	98.4	119.6
Other batteries and lighting products	138.2	159.3	330.0	384.4
Wet Shave	252.5	253.0	498.1	504.6
Skin Care	111.8	124.6	162.4	169.7
Feminine Care	50.0	52.5	101.6	109.3
Infant Care	49.0	46.7	95.7	93.3

Total net sales	$880.4	$951.0	$1,922.9	$2,140.9

Total assets by segment are presented below:

	March 31,	September 30,
	2009	2008
Household Products	$1,260.4	$1,505.5
Personal Care	1,181.4	1,066.3

Total segment assets	2,441.8	2,571.8
Corporate	351.3	375.3
Goodwill and other intangible assets	2,840.0	2,869.6

Total assets	$5,633.1	$5,816.7

Note 2 — Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $5.8 and $8.4 for the current quarter and six months, respectively, and $4.9 and $12.5 for the same quarter and six months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $2.2 and $3.1 for the current quarter and six months, respectively, and $1.7 and $4.5 for the same quarter and six months last year, respectively.

Restricted Stock Equivalents (RSE)
In October 2008, the Company granted RSE awards to key employees which included approximately 265,200 shares that vest ratably over four years. At the same time, the Company granted RSE awards to key senior executives totaling approximately 374,600 which vest as follows: 1) 25% of the total restricted stock equivalents granted vest on the third anniversary of the date of grant; 2) the remainder vests on the date that the Company publicly releases its earnings for its 2011 fiscal year contingent upon the Company’s compounded annual growth rate in diluted earnings per share, subject to certain adjustments (CAGR), for the three year period ending on September 30, 2011. If a CAGR of 15% is achieved, the remaining 75% of the grant vests, with smaller percentages of the remaining 75% vesting if the Company achieves a CAGR between 8% and 15%. The total award expected to vest will be amortized over the vesting period.
In February 2009, the Company granted RSE awards to key senior executives totaling approximately 296,000 shares. These awards were granted in lieu of (i) each executive’s continued participation in the 2009 annual cash bonus program, (ii) his or her right to receive accruals under the Company’s Supplemental Executive Retirement Plan (an excess pension plan) for calendar year 2009, and (iii) his or her right to receive Company matching accruals under the Company’s Executive Savings Investment Plan (an excess 401(k) plan) for the calendar year. Vesting of the equivalents granted will occur on November 16, 2009, and the number of shares which will vest is contingent upon achievement of individual and Company performance targets for the period from October 1, 2008 through September 30, 2009. The total award expected to vest will be amortized over the vesting period.
Note 3 — Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.
The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2009 and 2008, respectively.

	Quarter Ended		Six Months Ended
	March 31,		March 31,
(in millions, except per share data)	2009	2008	2009	2008
Numerator:
Net earnings for basic and dilutive earnings per share	$77.0	$60.9	$188.0	$163.5

Denominator:
Weighted-average shares for basic earnings per share	58.3	57.5	58.3	57.4

Effect of dilutive securities:
Stock options	0.5	1.0	0.5	1.1
Restricted stock equivalents	0.3	0.6	0.3	0.6

Total dilutive securities	0.8	1.6	0.8	1.7

Weighted-average shares for diluted earnings per share	59.1	59.1	59.1	59.1

Basic earnings per share	$1.32	$1.06	$3.22	$2.85

Diluted earnings per share	$1.30	$1.03	$3.18	$2.77
At March 31, 2009, approximately 1.4 million of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS), the impact of the potentially dilutive securities is not included in the computation. There were no anti-dilutive shares at March 31, 2008.

Note 4 — Goodwill and intangibles
The following table sets forth goodwill by segment as of October 1, 2008 and March 31, 2009.

	Household	Personal
	Products	Care	Total
Balance at October 1, 2008	$38.8	$1,167.6	$1,206.4
Cumulative translation adjustment	(2.8)	(10.5)	(13.3)

Balance at March 31, 2009	$36.0	$1,157.1	$1,193.1

Total amortizable intangible assets other than goodwill at March 31, 2009 are as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
To be amortized:

Tradenames	$11.3	$(7.0)	$4.3
Technology and patents	41.1	(21.3)	19.8
Customer-related	54.5	(13.9)	40.6

Total amortizable intangible assets	$106.9	$(42.2)	$64.7

The carrying amount of indefinite-lived trademarks and tradenames was $1,582.2 at March 31, 2009, a decrease of $8.8 from September 30, 2008. Changes in indefinite-lived trademarks and tradenames are due primarily to changes in foreign currency exchange rates. Estimated amortization expense for amortizable intangible assets is $12.4, $10.4, $10.4, $10.4 and $7.9 for the years ending September 30, 2009 through 2013, respectively.
Note 5 — Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.
The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Service cost	$7.5	$8.6	$15.5	$15.5
Interest cost	13.2	12.8	26.4	24.4
Expected return on plan assets	(15.3)	(16.2)	(30.6)	(30.8)
Amortization of prior service cost	(0.5)	(0.4)	(0.9)	(0.7)
Amortization of unrecognized net loss	0.6	1.2	1.3	2.4
Amortization of transition obligation	0.1	0.1	0.2	0.1
Settlement loss recognized	—	—	3.2	—

Net periodic benefit cost	$5.6	$6.1	$15.1	$10.9

		Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.6	0.8	1.3	1.3
Amortization of prior service cost	(0.6)	(0.5)	(1.2)	(1.1)
Amortization of unrecognized net loss	(0.5)	(0.6)	(0.6)	(1.1)

Net periodic benefit cost	$(0.4)	$(0.2)	$(0.3)	$(0.7)

Note 6 — Debt
Notes payable at March 31, 2009 and September 30, 2008 consisted of notes payable to financial institutions with original maturities of less than one year of $183.8 and $264.4, respectively, and had a weighted-average interest rate of 2.5% and 4.7%, respectively.
The detail of long-term debt at March 31, 2009 and September 30, 2008 is as follows:

	March 31,	September 30,
	2009	2008
Private Placement, fixed interest rates ranging from 3.4% to 6.6%, due 2009 to 2017	$2,230.0	$2,230.0

Term Loan, variable interest at LIBOR + 75 basis points, or 1.31%, as of March 31, 2009, due 2012	462.5	465.5

Total long-term debt, including current maturities	2,692.5	2,695.5
Less current portion	306.0	106.0

Total long-term debt	$2,386.5	$2,589.5

The Company’s total borrowings were $2,876.3 at March 31, 2009, including $646.3 tied to variable interest rates of which $300 is hedged via the interest rate swap noted below. The Company maintains total debt facilities of $3,333.3, of which $446.0 remained available as of March 31, 2009.
During the second quarter, the Company entered into interest rate swap agreements with two major multinational financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years at an interest rate of 2.61%.
The Company’s credit agreements consist of a U.S. domestic revolving credit agreement, under which the lenders have committed to lend up to $275 on a revolving credit basis until May 15, 2011, the term loan agreement referred to in the table above and a revolving credit agreement among certain of the Company’s Asian subsidiaries and the lenders referred to therein, guaranteed by the Company, under which the lenders have committed to lend up to $210 (or equivalent in other currencies) until August 24, 2010. Under each of these credit agreements, the Company is subject to a number of restrictive covenants, including a requirement that the ratio of the Company’s indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined, calculated on a pro forma basis in the case of permitted acquisitions) not be greater than 4.00 to 1, and not remain above 3.50 to 1 for more than four consecutive quarters. Under the U.S. credit agreements, the interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. At March 31, 2009, the ratio of indebtedness to EBITDA was 3.30 to 1.
Under the credit agreements, the ratio of the Earnings Before Interest and Taxes (EBIT) (as defined, calculated on a pro forma basis in the case of permitted acquisitions) to total interest expense must exceed 3.00 to 1 for each fiscal quarter.

At March 31, 2009, the ratio of its EBIT to total interest expense was 4.32 to 1.
If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings. The Company anticipates that it will remain in compliance with its current debt covenant requirements in the foreseeable future. However, the current economic environment has added considerable volatility to markets in which the Company operates around the globe and to the accuracy of short term forecasts. In addition, certain elements affecting EBITDA, including, but not limited to, movements in foreign currency exchange rates and the impact of the economic downturn on our customers and consumers, are not within the Company’s control. If the Company were to be in default under such agreements, it is likely that the Company would be required to seek amendments or waivers, or to refinance the debt, in whole or in part. The ability of the Company to secure such amendments or waivers or to refinance the debt would depend on conditions in the credit markets and the Company’s financial condition at the time. There is no assurance that the Company could obtain such amendments or waivers or effect such refinancing. Based on the current credit markets, the Company anticipates that a refinancing would likely result in unfavorable credit terms as compared to the Company’s current debt package. See Footnote 12 for further information regarding an announced equity issuance.
The Company’s fixed rate private placement notes are callable by the Company at any time, subject to a “make whole” premium, which would be required to the extent the applicable benchmark U.S. Treasury yield for each series has declined since issuance.
On May, 5 2009, the Company amended and renewed its existing receivables securitization program, under which the Company sells interests in certain accounts receivable, and which provides funding to the Company of up to $200 with two large financial institutions. The sales of the receivables are effected through a bankruptcy remote special purpose subsidiary of the Company, Energizer Receivables Funding Corporation (ERFC). Funds received under this financing arrangement are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. However, borrowings under the program are not considered debt for covenant compliance purposes under the Company’s credit agreements and private placement note agreements. The program is subject to renewal annually on the anniversary date. At March 31, 2009, a total of $123.9 was outstanding under the previous program prior to the May amendment. The total outstanding under this financing arrangement following the amendment and renewal on May 5, 2009 was $158.3.
The counterparties to long-term committed borrowings consist of a number of major multinational financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities through 2017 to reduce refinancing risk in any single year and to optimize the use of cash flow for repayment.
Aggregate maturities of long-term debt, including current maturities, at March 31, 2009 are as follows: $306.0 in year one, $196.0 in year two, $221.0 in year three, $754.5 in year four, $175.0 in year five and $1,040.0 thereafter.
Note 7 — Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2009 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 8 — Financial Instruments Measured At Fair Value
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
Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of March 31, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Assets at fair value:
Share Option	$—	$7.4	$—	$7.4
Derivatives — Foreign Exchange	—	13.7	—	13.7

Total Assets at fair value	$—	$21.1	$—	$21.1

Liabilities at fair value:
Derivatives — Foreign Exchange	$—	$0.5	$—	$0.5
Derivatives — Commodity	—	4.2	—	4.2
Deferred Compensation	—	95.9	—	95.9
Derivatives — Interest Rate Swap	—	0.6	—	0.6

Total Liabilities at fair value	$—	$101.2	$—	$101.2

The Company evaluates its financial instruments under SFAS 157 each quarter. In the second quarter, it was determined that the Company’s instruments would be more appropriately classified as Level 2 rather than Level 1. There was no impact on the carrying value of the assets or liabilities as a result of this change.
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
Note 9 — Derivatives and Other Hedging Instruments
Effective January 1, 2009, the Company prospectively implemented the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at March 31, 2009 as well as the Company’s objectives and strategies for holding these derivative instruments.
Commodity Price Risk — The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Income was an unrealized pre-tax loss of $4.2 and $14.0 at March 31, 2009 and 2008, respectively. Over the next twelve months, approximately $4.6 of the loss recognized in Accumulated Other Comprehensive Income will be included in earnings. Contract maturities for these hedges extend into fiscal year 2010. There were 13 open contracts at March 31, 2009.
Foreign Currency Risk — A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the euro, the yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At March 31, 2009, the Company had an unrecognized gain on these forward currency contracts accounted for as cash flow hedges of $13.7 recognized in Accumulated Other Comprehensive Income. Over the next twelve months, approximately $9.5 of the gain included in Accumulated Other Comprehensive Income will be included in earnings. Contract maturities for these hedges extend into fiscal year 2010. There were eight open contracts at March 31, 2009.
Interest Rate Risk — The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2009, the Company had $646.3 variable rate debt outstanding. During the second quarter, the Company entered into interest rate swap agreements with two major multinational financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years. At March 31, 2009, the Company had an unrecognized pre-tax loss on these interest rate swap agreements of $0.6 included in Accumulated Other Comprehensive Income. Over the next twelve months, approximately $0.2 of the loss included in Accumulated Other Comprehensive Income will be recognized in earnings.
Cash Flow Hedges
The Company maintains a number of cash flow hedging programs, as discussed above, to reduce risks related to commodity, foreign currency and interest rate risk. Each of these derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective in offsetting the associated risk.
Derivatives not Designated in Hedging Relationships
The Company holds a share option with a major multinational financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. As a result of the decline in the Company’s share price during the quarter ended December 31, 2008, the Company placed a $24.7 deposit with the counterparty, as required under the option agreement. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

In addition, the Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk.
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the consolidated income statement:
FAIR VALUES OF DERIVATIVE INSTRUMENTS

		Asset Derivatives	Liability Derivatives
	Balance Sheet	March 31, 2009	March 31, 2009
	Classification	Fair Value	Fair Value

Derivatives designated as hedging instruments under SFAS 133
Derivatives — Foreign Exchange	Other Assets	$13.7	$—
Derivatives — Commodity	Other Liabilities	—	4.2
Derivatives — Interest Rate Swap	Other Liabilities	—	0.6

Total derivatives designated as hedging instruments		$13.7	$4.8

Derivatives not designated as hedging instruments under SFAS 133
Share Option	Other Current Assets	$7.4	$—
Derivatives — Foreign Exchange	Other Liabilities	—	0.5

Total derivatives not designated as hedging instruments		$7.4	$0.5

Total Derivatives		$21.1	$5.3

CASH FLOW HEDGING

	For the quarter ended	For the six months ended
	March 31, 2009	March 31, 2009
Derivatives in SFAS 133 Cash	Amount of Gain/(Loss)	Amount of Gain/(Loss)
Flow Hedging Relationships	Recognized in OCI (1)	Recognized in OCI (1)

Derivatives — Foreign Exchange	$14.7	$14.2
Derivatives — Commodity (3)	1.0	(5.8)
Derivatives — Interest Rate Swap	(1.1)	(1.1)

Total	$14.6	$7.3

	For the quarter ended	For the six months ended
	March 31, 2009	March 31, 2009
	Amount of Gain/(Loss)	Amount of Gain/(Loss)
Derivatives in SFAS 133 Cash	Reclassified from Accumulated	Reclassified from Accumulated	Income Statement
Flow Hedging Relationships	OCI into Income (1)(2)	OCI into Income (1)(2)	Classification

Derivatives — Foreign Exchange	$0.5	$0.5	Other financing items, net
Derivatives — Commodity (3)	(6.3)	(13.1)	Cost of goods sold
Derivatives — Interest Rate Swap	(0.5)	(0.5)	Other financing items, net

Total	$(6.3)	$(13.1)

(1)	OCI is defined as other comprehensive income.

(2)	Each of these derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective in offsetting the associated risk. The ineffective portion recognized in income was insignificant to the quarter and six months ended March 31, 2009.

(3)	For the quarter and six months ended March 31, 2009, $5.5 and $11.4, respectively, of losses associated with the Company’s settled commodity contracts were capitalized to inventory. The charge taken to cost of goods sold as a result of inventory being sold was $6.3 and $13.1, respectively, for the quarter and six months ended March 31, 2009.
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

	For the quarter ended	For the six months ended
	March 31, 2009	March 31, 2009	Income
Derivatives Not Designated as	Amount of Gain/(Loss)	Amount of Gain/(Loss)	Statement
Hedging Instruments under SFAS 133	Recognized into Income	Recognized into Income	Classification

Share Option	$(3.2)	$(14.9)	SG&A
Derivatives — Foreign Exchange	4.5	1.4	Other financing items, net

Total	$1.3	$(13.5)

Note 10 — Supplemental Financial Statement Information
SUPPLEMENTAL BALANCE SHEET INFORMATION:

	March 31,	September 30,
	2009	2008
Inventories

Raw materials and supplies	$85.0	$77.7
Work in process	151.8	137.9
Finished products	486.2	459.0

Total inventories	$723.0	$674.6

Other Current Assets

Miscellaneous receivables	$50.0	$47.1
Deferred income tax benefits	118.0	119.7
Prepaid expenses	95.0	75.7
Share option	7.4	—
Other	26.6	15.3

Total other current assets	$297.0	$257.8

Property, Plant and Equipment
Land	$39.6	$37.3
Buildings	257.4	251.9
Machinery and equipment	1,445.9	1,459.0
Construction in progress	138.7	115.4

Total gross property	1,881.6	1,863.6
Accumulated depreciation	(1,049.6)	(1,028.1)

Total net property, plant and equipment	$832.0	$835.5

Other Assets
Pension asset	$40.0	$42.5
Deferred charges and other assets	39.1	42.3

Total other assets	$79.1	$84.8

Other Current Liabilities
Accrued advertising, promotion and allowances	$262.0	$324.3
Accrued salaries, vacations and incentive compensation	77.4	123.0
Returns reserve	18.6	47.8
Other	222.2	233.8

Total other current liabilities	$580.2	$728.9

Other Liabilities
Pensions and other retirement benefits	$172.6	$176.7
Deferred compensation	106.6	138.8
Deferred income tax liabilities	496.2	489.9
Other non-current liabilities	63.0	63.8

Total other liabilities	$838.4	$869.2

Note 11 — Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. These disclosures would include the fair value of all financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used to estimate the fair value of financial instruments. These disclosures will be applied on a prospective basis beginning June 30, 2009 for Energizer.

Note 12 — Subsequent Event
On May 11, 2009, the Company announced its intent to offer for sale up to 9,500,000 shares of common stock. The offering will include a 15% overallotment option, exercisable by the underwriters for up to 30 days following the offering date. The Company intends to use the net proceeds to acquire the “Edge” and “Skintimate” shave preparation business of S.C. Johnson & Son, Inc., and for general corporate purposes, including the repayment of indebtedness.
Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
Highlights / Operating Results
     The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and six months ended March 31, 2009 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
     Net Earnings for the Company for the quarter ended March 31, 2009 were $77.0, or $1.30 per diluted share, compared to $60.9, or $1.03 per diluted share, for the same quarter last year. The current quarter results include the following items:
•	A favorable adjustment of $14.5 after taxes, or $0.25 per diluted share, resulting from a change in the policy under which colleagues earn and vest in the Company’s paid time-off (PTO) benefit. Prior to the change, colleagues were granted and vested in their total PTO days at the beginning of the calendar year, and received a cash payment for unused days in the event of termination during the year. As such, the value of a full year of PTO, net of days used, was accrued at any given balance sheet date. As part of a recent review of certain benefit programs, this policy was revised, effective March 2009, to a more “market” policy for PTO. The revised policy has an “earn as you go” approach, under which colleagues earn current-year PTO on a pro-rata basis as they work during the year. As a result of this change, any previously earned and vested benefit under the prior policy was forfeited, and the required liability at March 31, 2009 was adjusted to reflect the revised benefit, and

•	Costs associated with the Playtex integration and certain other realignment activities of $4.2 after taxes, or $0.07 per diluted share.
     The prior year quarter results include the following items:
•	Costs associated with the Playtex integration and certain other realignment activities of $2.9, after taxes, or $0.05 per diluted share, and

•	Additional product cost related to the write-up, at the time of the acquisition, and the subsequent sale of Playtex inventory of $1.0, after taxes, or $0.02 per diluted share.

     Net Earnings for the six months ended March 31, 2009 were $188.0, or $3.18 per diluted share, compared to $163.5, or $2.77 per diluted share for the same period last year. The current six months include the following items:
•	The favorable impact of the change in the PTO policy of $14.5 after taxes, or $0.25 per diluted share, as noted above, and

•	Costs associated with the Playtex integration and certain other realignment activities of $7.2, after taxes, or $0.11 per diluted share.
     The prior year six months results include the following items:
•	Additional product cost related to the write-up, at the time of the acquisition, and the subsequent sale of Playtex inventory of $16.5, after taxes, or $0.28 per diluted share, and

•	Costs associated with the Playtex integration and certain other realignment activities of $8.1, after taxes, or $0.14 per diluted share.
     Net sales for the quarter ended March 31, 2009 decreased $70.6, or 7%, due primarily to the impact of currencies, which negatively impacted the year-over-year comparison by approximately $65.
     For the six months ended March 31, 2009, net sales decreased $218.0, or 10%, due to the impact of currencies, which negatively impacted the year-over-year comparison by approximately $123, and lower unit volumes in Household Products, primarily in North America. See “Segment Results” below for further details for the quarter and six month sales.
     Gross profit for the quarter ended March 31, 2009 decreased $44.2, or 10%, as the unfavorable impact of currencies of approximately $52 was partially offset by the portion of the favorable impact of the change in the PTO policy included in cost of products sold, which was $11.1. Gross margin as a percent of net sales, exclusive of the impact of currencies and the PTO policy change, was 48.1% for the quarter ended March 31, 2009, essentially flat versus the same quarter in the prior year.
     For the six months ended March 31, 2009, gross profit decreased $66.9 or 7% due primarily to the negative impact of currencies of approximately $80 and the unfavorable impact of approximately $32 due to lower unit volumes in Household Products. These negative impacts were offset by the $11.1 favorable impact of the change in the Company’s PTO policy, noted above, the $27.5 unfavorable impact of the Playtex inventory write-up and subsequent sale in the first six months of fiscal 2008 and favorable price and product/cost mix during the six months ended March 31, 2009. Gross margin as a percent of net sales was 48.2% for the six months ended March 31, 2009 as compared to 46.4% for the same period in the prior year. Gross margin as a percent of net sales, exclusive of the impact of currencies and the PTO policy change, was 48.7% for the six months ended March 31, 2009, as compared to 47.7%, exclusive of the impact of the Playtex inventory write-up at the time of acquisition, for the same period in the prior year.
     Selling, general and administrative expense (SG&A) decreased $27.6 for the quarter as compared to the same period in the prior year due primarily to the favorable impact of currencies of approximately $13 and the favorable impact of the portion of the change in the PTO policy included in SG&A, which was $11.9. For the six months ended March 31, 2009, SG&A decreased by $49.3 due to favorable currencies of approximately $23, lower overhead spending and the impact of the change in the PTO policy noted above.
     Advertising and promotion (A&P) expense decreased $26.8, or 25%, for the quarter ended March 31, 2009 due primarily to lower spending of approximately $20 and the favorable impact of currencies of approximately $6. A&P for the quarter ended March 31, 2009 was 9.1% of net sales versus 11.2% of net sales for the same quarter last year.

     For the six months ended March 31, 2009, A&P decreased $53.4, or 23%, due primarily to lower spending of approximately $40 and the favorable impact of currencies of approximately $13. A&P for the six months ended March 31, 2009 was 9.2% of net sales versus 10.8% of net sales for the period last year.
Recent Developments
     On May 11, 2009, the Company announced its intent to offer for sale up to 9,500,000 shares of common stock. The offering will include a 15% overallotment option, exercisable by the underwriters for up to 30 days following the offering date. The common stock offering is being made solely by means of a prospectus supplement and the accompanying prospectus.
     The Company intends to use any net proceeds to acquire the Edge and Skintimate shave preparation business from S.C. Johnson & Son, Inc. and for general corporate purposes, including the repayment of indebtedness. No assurance can be given that the equity issuance will be successful.
     On May 11, 2009, the Company announced it had entered into an agreement to purchase the assets of the “Edge” and “Skintimate” shave preparation business from S.C. Johnson for $275 in cash or, if the common stock offering is not successful, for preferred stock with an aggregate liquidation preference of $310. The preferred stock would have an aggregate liquidation preference of $310. Dividends on the preferred stock would be cumulative and accrue at the rate of (i) 6% per year from their original issuance date through December 31, 2010, (ii) 9% per year from January 1, 2011 through June 30, 2012, and (iii) 12% per year from July 1, 2012 through June 29, 2019. The preferred stock would not be convertible. The preferred stock would not be redeemable at the option of the holder at any time. The Company would be able to redeem the preferred stock, in whole or in part, at any time, upon at least 40 days notice at a price per share equal to the liquidation preference plus any accrued but unpaid dividends. In addition, the preferred stock would be subject to mandatory redemption on June 29, 2019 at a price per share equal to the liquidation preference plus any accrued but unpaid dividends. Except for certain special voting rights upon the nonpayment of dividends and certain other protective provisions the preferred stock would not have any voting rights except as otherwise required by law.
     The Company believes “Edge,” which is predominately a North American business, holds a leading U.S. market share position in the men’s shave preparation category. The Company believes that “Edge” has strong brand equity and broad distribution across all classes of trade in the U.S. The Company believes the “Skintimate” brand is the U.S. market share leader in women’s shave preparation and has strong brand equity among women in all age groups.
     Some of the indebtedness the Company may repay includes:
•	$20 million principal amount of 3.40% notes which mature on June 30, 2009;

•	$80 million principal amount of 5.99% notes which mature on June 30, 2009; and

•	our indebtedness under our five-year revolving credit loan facility with the lenders named therein.
     The Company believes that the cost and long-term nature of its current debt structure is a valuable asset given recent changes in the credit markets due to the global economic crisis. As such, the Company believes that reducing overall leverage and maintaining a covenant cushion with a portion of the proceeds of this equity offering should provide adequate capital for the Company to pursue its strategic initiatives, and provide greater financial and operational flexibility, while helping to preserve the strength of its current favorable debt structure.
Non-GAAP Financial Measures
     While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as comparisons excluding the impact of currencies, the change in the Company’s PTO policy in 2009 or the negative impact on gross margin due to the write-up and subsequent sale of the inventory acquired in the Playtex acquisition in 2008, are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a more meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.
Segment Results
     Operations for the Company are managed via two segments — Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.
     The reduction in gross profit for the year ended September 30, 2008 associated with the write-up and subsequent sale of inventory acquired in the Playtex acquisition, which occurred on October 1, 2007, is not reflected in the Personal Care segment, but rather is presented as a separate line item below segment profit, as it is directly associated with the Playtex acquisition. This presentation reflects management’s view on how it evaluates segment performance.
     For the quarter and six months ended March 31, 2009, cost of products sold and SG&A expense reflected favorable adjustments of $11.1 and $11.9, respectively, related to the change in policy governing the Company’s PTO. These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented as a separate line below segment profit as it was not operational in nature.

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
     This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Consolidated Financial Statements for the quarters and six months ended March 31, 2009 and 2008.
Household Products

	Quarter ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Net sales	$417.1	$474.2	$1,065.1	$1,264.0

Segment profit	$54.9	$66.5	$210.1	$249.4

     Net sales for the quarter ended March 31, 2009 were $417.1, down $57.1 from the same quarter in the prior year. Excluding the impact of approximately $40 of unfavorable currency translation, net sales declined approximately $18, or 4% as lower sales volume of $22.0 was partially offset by $4.3 in favorable pricing and price mix. The sales volume decline was almost evenly divided between loss of relatively low margin non-Energizer branded products and higher-end chargers and rechargeable battery products. Energizer Max premium alkaline sales volume was roughly flat in the quarter. In the U.S., both the current year quarter and the prior year quarter experienced retailer inventory de-stocking above seasonally normal levels; however, the destocking in last year’s second quarter was more pronounced. We estimate overall retail consumption of Energizer Max units globally was down approximately 5% in the current quarter compared to the same quarter last year. Overall pricing and price mix was favorable 1% globally as price increases in the U.S. and a number of other markets were partially offset by higher trade promotional spending and an unfavorable shift in package size mix, which resulted in sales at lower per unit prices.
     Segment profit decreased $11.6 for the quarter as approximately $25 of unfavorable currency effects were partially offset by a $7.8 reduction in A&P expense and a $3.4 reduction in overhead spending.
     Net sales for the six months ended March 31, 2009 were $1,065.1, down $198.9 from the same six-month period in the prior year. Excluding currency effects of approximately $83, net sales declined approximately $116, or 9% as lower sales volume of $121.1 was partially offset by favorable pricing and price mix. The volume decline reflects estimated underlying retail consumption declines of Energizer branded products of approximately 5% combined with sharper declines in lower margin non-Energizer branded products and a significant retail inventory reduction, primarily in the first quarter.
     Year to date, segment profit decreased $39.3, including approximately $37 of unfavorable currency effects. Excluding currency effects, segment profit was essentially flat as the impact of lower sales was offset by reductions in A&P and overheads, as well as first quarter product cost favorability.
     Looking ahead, we expect negative battery consumption trends to continue for the foreseeable future in part due to the global recession. We estimate product cost will be unfavorable $20 for the remainder of the year due primarily to unfavorable fixed cost absorption resulting from the impact of lower unit volumes, which should be offset substantially by price increases already initiated. The U.S. dollar remains significantly stronger than most foreign currencies as compared to a year ago. At prevailing currency rates as of April 24, 2009, we expect the overall Household Products segment profit impact of currency translation to be unfavorable between $75 to $80, primarily in gross margin, for the remainder of fiscal year 2009 as compared to the same period in fiscal year 2008. Changes in the value of local currencies in relation to the U.S. dollar will continue to impact reported sales and segment profitability in the future, and the Company cannot predict the direction or magnitude of future changes.
Personal Care

	Quarter ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Net sales	$463.3	$476.8	$857.8	$876.9

Segment profit	$100.9	$97.2	$192.3	$169.9

     Net sales for the quarter ended March 31, 2009 were $463.3, down $13.5 from the same quarter in the prior year. Excluding the impact of approximately $25 of unfavorable currency translation, net sales were up approximately $12, or 2%, in the quarter. The increase in net sales on a constant currency basis was driven by increases in Wet Shave and Infant Care, partially offset by declines in Skin Care and Feminine Care. The following comparatives by product line (for both the quarter and six months) are on a constant currency basis, with the 2009 reported net sales and currency effect in parentheticals. Wet Shave net sales increased 7% due to growth in disposables and the launch of the Quattro for Women Trimmer (0% reported; (7%) currency). These gains were partially offset by lower sales of men’s systems as the prior year quarter included the launch of Quattro Trimmer razors; additionally, this year’s quarter includes higher promotional spending against the Quattro men’s franchise. Infant Care sales increased 8% due to growth in Diaper Genie Elite, disposable bottles and new soothing products (5% reported; (3%) currency). Feminine Care sales decreased 3% as lower sales of Gentle Glide due to increased competitive activity were only partially offset by continued strong sales growth of Sport tampons ((5%) reported; (2%) currency). Skin Care sales decreased 6% due primarily to an unfavorable prior-season sun care returns adjustment of $3 in the 2009 quarter as compared to an equally favorable adjustment in the same period last year ((11%) reported; (5%) currency).
     Segment profit for the quarter was $100.9, up $3.7 from same quarter in the prior year. Excluding currency effects of approximately $7, segment profit increased approximately $11 for the quarter due primarily to a $12.6 reduction of A&P spending, and approximately $9 in incremental Playtex synergies. These positive effects were partially offset by the unfavorable sun care returns adjustment noted above.
     For the six months ended March 31, 2009, net sales decreased $19.1, or 2%. Excluding the impact of approximately $41 in unfavorable currency effects, sales increased approximately $22, or 2%, as increases in Wet Shave and Infant Care were partially offset by declines in Feminine Care. Wet Shave sales increased 4% due to increased sales of disposables and Quattro men’s and women’s systems, partially offset by declines in other system products ((1%) reported; (5%) currency). Infant Care sales increased 6%, primarily due to growth in Diaper Genie products (3% reported; (3%) currency). Skin Care sales were basically flat ((5%) reported; (5%) currency) and Feminine Care sales were down 5%, as lower sales of Gentle Glide due to increased competitive activity were partially offset by continued strong sales growth of Sport tampons ((7%) reported; (2%) currency).
     Segment profit for the six months was up $22.4, or 13% for the six months ended March 31, 2009. Excluding approximately $8 of unfavorable currency effects, segment profit for the six months was up approximately $30, or 18%, due primarily to lower A&P and approximately $20 in incremental Playtex synergies.

     Incremental synergies are expected to be approximately $11 for the remainder of the fiscal year; however, any such synergies will likely offset certain product costs impacts as well as other project investment spending.
     As noted in the Household Products discussion, the U.S. dollar remains significantly stronger versus most foreign currencies as compared to a year ago. At prevailing currency rates as of April 24, 2009, we expect the overall impact of currency to the Personal Care segment profit would be unfavorable to us in an amount between $15 to $20, primarily in gross margin, for the remainder of fiscal year 2009 as compared to the same time frame in the prior year.
General Corporate and Other Expenses

	Quarter ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

General Corporate Expenses	$14.6	$10.8	$30.7	$33.7
Playtex Integration	1.7	4.3	3.1	10.1

General Corporate Expenses with Integration	16.3	15.1	33.8	43.8
Restructuring and Related Charges	4.7	0.5	7.9	2.6

General Corporate and Other Expenses	$21.0	$15.6	$41.7	$46.4

% of total net sales	2.4%	1.6%	2.2%	2.2%
For the quarter ended March 31, 2009, general corporate and other expenses were $21.0, up $5.4, due primarily to quarter over quarter changes in deferred compensation liabilities, higher amortization of stock awards and higher realignment project costs. Corporate and other expenses were $41.7, or down $4.7, for the six months ended March 31, 2009 as compared to the same period in the prior year due primarily to lower deferred compensation liabilities driven by the equity market downturn during the first quarter of fiscal year 2009. Consistent with its historical actions, the Company may engage in further cost reductions to optimize its operating performance, which could result in future charges.
Interest Expense and Other Financing Costs
     For the quarter and six months ended March 31, 2009, interest expense decreased $11.3 and $19.0, respectively, as compared to the same periods in the prior fiscal year, due to lower average interest costs on variable debt and lower average borrowings. Other net financing items were favorable $2.0 for the quarter, but unfavorable $18.5 for the six months ended March 31, 2009, due to exchange losses incurred as U.S. dollar-based payables for the Company’s foreign affiliates were unfavorably impacted by the significant strengthening of the U.S. dollar versus most local currencies during the first quarter of fiscal year 2009.
Income Taxes
     Income taxes, which include federal, state and foreign taxes, were approximately 31.9% of pre-tax income for the quarter and 31.8% for the six months ended March 31, 2009. Excluding the $11 tax benefit of the write-up and subsequent sale of inventory acquired in the Playtex acquisition during fiscal year 2008, prior year income taxes as a percent of pre-tax income were 31.1% and 31.8%, respectively, for the quarter and six months ended March 31, 2008.
Liquidity and Capital Resources
     Cash flow from operations is the primary funding source for operating needs and capital investments. Cash flow from operations decreased to $126.2 for the six months ended March 31, 2009 as compared to $230.5 for the same period last year. Changes in working capital drove the reduction. Investment in inventory increased approximately $80 during the first six months of 2009 as compared to a reduction of approximately $14 for the same period last year, due to several factors, including the timing of sun care shipments in the 2009 season and inventory build to support certain supply chain initiatives, including termination of certain sun care distributor agreements. In addition, other current liabilities as compared to the same period last year decreased by approximately $50 due, in part, to lower advertising and promotional accruals and the impact of the previously discussed change in the PTO policy. Additionally, the Company made a $24.7 deposit in conjunction with its share option contract, which is in place to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. This deposit is reported on the Other, net line in the Statement of Cash Flows and discussed below under “Market Risk — Stock Price Exposure.” The above negative impacts were partially offset by higher operating cash flow before changes in working capital, exclusive of the share option deposit impact.
     Capital expenditures were $75.7 for the six months ended March 31, 2009 and $57.9 for the same period last year. Full year capital expenditures are estimated to be approximately $150 for 2009.
     The Company currently has approximately 8 million shares remaining on its current 10 million share repurchase authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.
     The Company’s total borrowings were $2,876.3 at March 31, 2009, including $646.3 tied to variable interest rates. The Company maintains total debt facilities of $3,333.3, of which $446.0 remained available as of March 31, 2009. Over the next twelve months, the Company has $306 of scheduled debt maturities. These maturities will be repaid from cash flow from operations, availability under the Company’s revolver facility and proceeds from the proposed equity issuance. See “Recent Developments”. During the second quarter, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the interest rate on $300 of the Company’s variable rate debt for the next four years at an interest rate of 2.61%.
     As discussed in Note 6 to the accompanying Unaudited Condensed Consolidated Financial Statements, under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 3.30 to 1, and the ratio of its EBIT to total interest expense was 4.32 to 1 as of March 31, 2009. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings. As noted previously, on May 11, 2009, the Company announced its intent to offer for sale up to 9,500,000 shares of common stock. This offering will include a 15% over allotment option exercisable by the underwriters for up to 30 days following the offering date. The Company believes that the cost and long-term nature of its current debt structure is a valuable asset given recent changes in the credit markets due to the global economic crisis. The Company anticipates that it will remain in compliance with its current debt covenant requirements in the foreseeable future. Additionally, the Company believes that reducing overall leverage and maintaining a covenant cushion with a portion of the proceeds of this equity offering should provide adequate capital for the Company to pursue its strategic initiatives and provide greater financial and operational flexibility, while helping to preserve the strength of its current favorable debt structure.
     On May 5, 2009, the Company amended and renewed its existing receivables securitization program, under which the Company sells interests in certain accounts receivable, and which provides funding to the Company of up to $200 with two large financial institutions. The sales of the receivables are effected through a bankruptcy remote special purpose subsidiary of the Company, Energizer Receivables Funding Corporation (ERFC). Funds received under this financing arrangement are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. However, borrowings under the program are not considered debt for covenant compliance purposes under the Company’s credit agreements and private placement note agreements. The program is subject to renewal annually on the anniversary date. At March 31, 2009, a total of $123.9 was outstanding under the previous program prior to the amendment. The total outstanding under this financing arrangement following the amendment and renewal on May 5, 2009 was $158.3.
     The counterparties to long-term committed borrowings consist of a number of major international financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities through 2017 to reduce refinancing risk in any single year and to optimize the use of cash flow for repayment.
     A summary of Energizer’s significant contractual obligations at March 31, 2009 is shown below:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt, including current maturities	$2,692.5	$306.0	$417.0	$929.5	$1,040.0
Interest on long-term debt	664.7	127.0	216.1	159.4	162.2
Operating leases	61.4	17.9	25.4	10.9	7.2
Purchase obligations and other (1)	102.2	89.2	11.5	1.5	—

Total	$3,520.8	$540.1	$670.0	$1,101.3	$1,209.4

(1)	The Company has estimated approximately $1.3 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of March 31, 2009, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $49 excluding interest and penalties. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.
     The Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of March 31, 2009, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.
     The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company’s credit facilities, although no guarantee can be given in this regard.
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
     From time to time the Company may employ foreign currency hedging techniques to mitigate potential losses in earnings or cash flows on foreign currency transactions, which primarily consist of anticipated intercompany purchase transactions and intercompany borrowings. External purchase transactions and intercompany dividends and service fees with foreign currency risk may also be hedged. The Company’s primary foreign affiliates that are exposed to U.S. dollar purchases have the euro, the yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies.
     The Company uses natural hedging techniques, such as offsetting like foreign currency cash flows, foreign currency derivatives with durations of generally one year or less, including forward exchange contracts, purchased put and call options and zero-cost option collars. Certain of the foreign exchange contracts have been designated as cash flow hedges and are accounted for in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).
     The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. At March 31, 2009, the Company had a loss of $0.5 included in earnings on unsettled forward currency contracts. In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At March 31, 2009, the Company had an unrecognized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $13.7 included in Accumulated Other Comprehensive Income.
     In addition, the Company has investments in Venezuela, which currently require government approval to convert local currency to U.S. dollars at official government rates. The government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers has been delayed in recent periods, resulting in higher cash balances and higher past due U.S. dollar payables to other Energizer affiliates within our Venezuelan subsidiary. If the Company was forced to settle its Venezuelan subsidiary’s U.S. dollar liabilities at a rate equal to the unofficial, parallel currency exchange rate as of March 31, 2009, it would result in a currency exchange loss of approximately $30.
Commodity Price Exposure
     The Company uses raw materials that are subject to price volatility. The Company will use hedging instruments as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. These hedging instruments are accounted for as cash flow hedges under SFAS 133. At March 31, 2009, the fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Income was an unrealized pre-tax loss of $4.2. Contract maturities for these hedges extend into fiscal year 2010.
Interest Rate Exposure
     The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2009, the Company had $646.3 of variable rate debt outstanding, of which $300.0 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $3.5 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at March 31, 2009.
     During the second quarter, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years. At today’s spread to this benchmark, the interest rate would be 2.61%. These hedging instruments are accounted for under SFAS 133 as cash flow hedges. At March 31, 2009, the Company had an unrecognized loss on these interest rate swap agreements accounted for as cash flow hedges of $0.6 included in Accumulated Other Comprehensive Income.
Stock Price Exposure
     At March 31, 2009, the Company held a share option with a major multinational financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $7.4 as included in other current assets and $12.3 as included in other current liabilities at March 31, 2009 and 2008, respectively. The change in fair value of the total share option for the current quarter and six months resulted in expense of $3.2 and $14.9, respectively, and expense of $11.6 and $10.9 for the same quarter and six months last year, respectively, and was recorded in SG&A. In addition, as a result of the decline in the Company’s share price during the quarter ended December 31, 2008, the Company placed a $24.7 deposit with the counterparty, as required under the option agreement. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.
Forward-Looking Statements
     This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “intent,” “belief,” “estimate,” “plan,” “foresee,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.
     The risk factors set forth below in the section entitled “Risk Factors” could affect future results, causing our results to differ materially from those expressed in our forward-looking statements.
     The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

     Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•	risks associated with the current global recession and credit crisis;

•	failure to generate sufficient cash to service our indebtedness and grow our business;

•	limitations imposed by various covenants in our indebtedness;

•	our ability to successfully access capital markets and ensure adequate liquidity during the current global recession and credit crisis;

•	the extent to which our lenders have suffered losses related to the weakening economy that would impair their ability to fund our borrowings;

•	our ability to continue to develop new products;

•	our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers in our competitive industries;

•	the impact of economic conditions, changes in technology, and device trends on demand for our products;

•	the impact of changes in foreign, cultural, political, and financial market conditions on our international operations;

•	the effect of currency fluctuations;

•	changes in our raw material costs or disruptions in the supply of raw materials;

•	our ability to generate sufficient cash flow to support carrying values of our goodwill, trademarks, other intangible assets, and other long-lived assets;

•	our ability to retain our principal customers;

•	the effect of regulation on our business in the U.S. and abroad;

•	events that may disrupt our manufacturing facilities or supply channels;

•	the extent of product liability and other claims against us;

•	changes in the funding obligations for our pension plan;

•	the resolution of our tax contingencies and the extent to which they result in additional tax liabilities;

•	our ability to adequately protect our intellectual property rights;

•	the impact of cost reduction measures on our competitive position;

•	our ability to achieve the anticipated benefits from the Playtex acquisition;

•	our ability to consummate the acquisition of the “Edge” and “Skintimate” shave preparation business;

•	our ability to achieve the anticipated benefits from the acquisition of the “Edge” and “Skintimate” shave preparation business;

•	our ability to continue to make strategic acquisitions and achieve the desired financial benefits; and

•	the impact of any restructuring and realignment initiatives.
     The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 4. Controls and Procedures
Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
     There is no information required to be reported under any items except those indicated below.
Item 1 — Legal Proceedings
     The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to Energizer’s financial position or results of operations, taking into account established accruals for estimated liabilities.
Item 1A — Risk Factors
          The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. Energizer may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future.

Energizer faces risks associated with the current global recession and credit crisis.
          In general, Energizer’s financial results can be significantly affected by negative economic conditions, inflationary or deflationary pressures, high labor or material and commodity costs, and unforeseen changes in consumer demand or buying patterns. These general risks are, of course, currently heightened as economic conditions globally have deteriorated significantly and may remain at a recessionary level for the foreseeable future. These economic conditions could have potentially significant impacts on employment levels, consumer demand and credit availability in many countries where Energizer operates, with a direct impact on our sales and profitability, as well as our ability to generate sufficient internal cash flows or access credit at reasonable rates in order to meet future operating expenses and liquidity requirements, fund capital expenditures or repay debt as it becomes due. Tighter credit markets could also result in supplier or customer disruptions.
          The economic crisis has caused a number of our retailer customers to reduce their inventories and more critically analyze their inventory management and product offerings, including possibly shifting purchasing patterns to lower-cost options such as private label. Further reduction in inventories beyond current lower levels would negatively impact Energizer’s operating results, and tighter inventory management could result in discontinuation, delisting or reduced distribution of our products. In addition, declining financial performance by certain of our retailer customers could, in addition to reductions in inventories, impact their ability to pay us on a timely basis, or at all. Increasing retailer customer concentration on a global scale as a response to economic conditions could result in reduced sales outlets for our products, greater negotiating pressures on Energizer, and global pricing requirements across markets.
          In light of current economic conditions, Energizer’s earnings performance in the near term may be hampered, and our opportunities to further reduce discretionary spending may be limited, or may have a greater than anticipated negative impact on future sales or brand equity.
Energizer’s failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.
          Energizer’s current debt level remains at almost $3 billion due primarily to the financing of the Playtex acquisition in fiscal year 2008. Over the next twelve months, we have $306 million of scheduled debt maturities. Our current debt structure, consisting of unsecured notes, revolving credit facilities and term loans with leading financial institutions, all of which are subject to certain debt ratio covenants, and a receivables securitization facility subjects us to certain risks, particularly in light of tightened debt capital markets, banks exerting more leverage in obtaining more favorable terms, and challenges to the solvency of some banks and financial institutions as well as other economic and market developments. Future declines in our operating cash flows or earnings performance as a result of the impact of the economic downturn on our customers or consumers, foreign currency movements, or other unanticipated reasons, could negatively impact our ability to reduce outstanding debt as planned, and could hinder our ability to remain in compliance with our debt covenants. In addition, Energizer is subject to interest rate risk for

$346.3 million of indebtedness and would be subject to increased interest payments if LIBOR increases. In the event of default under our credit facilities, it is likely that we would be required to seek amendments or waivers under the credit agreements and the private placement note agreements, or to refinance the debt, in whole or in part. Our ability to secure such amendments or waivers, or to refinance the debt, would depend on conditions in the credit markets and our financial condition at the time. There is no assurance that we could obtain such amendments or waivers or effect such refinancing. If amendments, waivers or refinancing were to occur, there can be no assurance that we would be able to do so on terms and conditions similar to our current debt structure. Based on the current credit markets, we anticipate that a refinancing would result in unfavorable credit terms as compared to our current debt package. Other adverse consequences could include:
•	a significant portion of Energizer’s cash from operations could be dedicated to the payment of interest and principal on our debt, which could reduce the funds available for operations;

•	the level of our debt could leave Energizer vulnerable in a period of significant economic downturn; and

•	Energizer may not be financially able to withstand significant and sustained competitive pressures.
Energizer’s indebtedness contains various covenants which limit management’s discretion in the operation of the business and the failure to comply with such covenants could have a material adverse effect on the business, financial condition and results of operations.
          Our credit agreements and the agreements governing our private placement notes contain various restrictive covenants and financial ratio requirements. These requirements could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash to debt repayment, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	adversely affect our ability to expand our business, market our products and make investments and capital expenditures;

•	adversely affect our ability to pursue our acquisition strategy;

•	place us at a competitive disadvantage as compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds.
          Any failure to comply with the restrictions of these agreements may result in an event of default. An event of default may allow the lenders, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the credit agreement lenders may be able to terminate any commitments they had made to supply us with further funds.

The current credit crisis may impede Energizer’s ability to successfully access capital markets and ensure adequate liquidity.
          The global credit markets have been experiencing significant disruption and volatility in recent months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. As a result, in some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced. Such market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. If we are not able to access debt capital markets at competitive rates, our ability to implement our business plan and strategy will be negatively affected. In addition, Energizer’s receivables securitization facility is subject to annual renewal by participating financial institutions, and the failure to renew this facility at sufficient funding levels in future years could require us to increase borrowings through debt facilities, which are subject to our debt ratio covenants, increasing the potential for non-compliance with those covenants.
Energizer’s lenders may have suffered losses related to the weakening economy and may not be able to fund Energizer’s borrowings.
          Our lenders, including the lenders participating in our senior credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our senior credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations could be adversely affected if we were unable to draw funds under our senior credit facility because of a lender default or to obtain other cost-effective financing.
If Energizer cannot continue to develop new products in a timely manner, and at favorable margins, it may not be able to compete effectively.
          The battery, portable lighting products, wet shave, skin care, feminine care and infant care industries have been notable for the pace of innovations in product life, product design and applied technology. Energizer and our competitors have made, and continue to make, investments in research and development with the goal of further innovation. The successful development and introduction of new products and line extensions face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:
•	develop and fund research and technological innovations,

•	receive and maintain necessary intellectual property protections,

•	obtain governmental approvals and registrations,

•	comply with governmental regulations, and

•	anticipate consumer needs and preferences successfully.
The failure to develop and launch successful new products could hinder the growth of our businesses and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform Energizer’s, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.
Competition in Energizer’s industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
          The industries in which Energizer operates, including battery, portable lighting products, wet-shave, skin care, feminine care and infant care, are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and limited retail shelf space.
          As product placement, facings and shelf-space are at the sole discretion of our retailer customers, and often impacted by competitive activity, the visibility and availability of our full portfolio of products can be limited. Our retailer customers have increasingly sought to obtain pricing concessions or better trade terms, particularly under current economic conditions, and because of the highly competitive environment in which we operate and increasing retailer concentration, their efforts can be successful, resulting in either reduction of our margins, or our relative disadvantage to lower cost competitors. Competitors may also be able to obtain exclusive distribution at particular retailers, or favorable in-store placement, resulting in a negative impact on our sales.
          Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer’s ability to compete effectively may be affected by a number of factors:
•	Energizer’s primary competitor in batteries, wet shave and feminine care products, The Procter & Gamble Company, has substantially greater financial, marketing and other resources and greater market share in certain segments than Energizer does, as well as significant scale and negotiating leverage with retailers;

•	Energizer’s competitors may have lower production, sales and distribution costs, and higher profit margins, than Energizer, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives;

•	Loss of key retailer customers to competitors may erode Energizer’s market share; and

•	Reductions in advertising and promotional spending by Energizer in reaction to reduced consumer demand and the economic downturn could impact retailer decisions regarding our product offerings and limit our access to shelf space, as well as our ability to expand distribution to new retailer customers.
          In addition, private label brands sold by retail chains, which are typically sold at lower prices, are an increasing source of competition.

          Our ability to compete in the industries in which we operate is directly dependent upon the continuing reputation and success of our brands, particularly the “Energizer”, “Schick”, “Wilkinson Sword”, “Playtex”, “Diaper Genie”, “Wet Ones”, “Banana Boat” and “Hawaiian Tropic” brands. The success of these brands can suffer if our marketing plans or new product offerings do not have the desired impact on our brand’s image or ability to attract consumers. Further our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.
Category growth and performance of the product categories in which we compete may be impacted by economic conditions, changes in technology, and device trends, which could directly impair Energizer’s operating results and growth prospects.
          In light of current recessionary conditions, consumers may significantly reduce primary battery purchases, or shift purchases to lower cost private label or carbon zinc batteries, or to lower margin, larger package sizes. Similarly, consumers may shift purchases from our branded Personal Care products to private label goods. Continuing improvements in size and shape, recharge time, and duration of discharge for rechargeable batteries have increased the utilization of such batteries in portable electronic devices, however fewer of such devices are designed to utilize our batteries and other socket insert batteries. These device trends may negatively impact consumption of our products in the future and indicate long-term negative category trends for primary and rechargeable batteries. Development and commercialization of new battery or personal care technologies not available to Energizer could also negatively impact our results and prospects.
Changes in foreign, cultural, political and financial market conditions could impair Energizer’s international operations and financial performance.
          Energizer’s businesses are currently conducted on a worldwide basis, with about half of our sales in 2008 arising from foreign countries, and a significant portion of our production capacity located overseas. Consequently, Energizer is subject to a number of significant risks associated with our subsidiaries doing business in foreign countries, including:
•	the effect of foreign income and withholding taxes and other restrictions on the flow of capital between countries;

•	the U.S. tax implications of foreign source income and losses, including recent Obama Administration proposals regarding taxation of foreign income and losses;

•	social legislation in certain countries, which can significantly impact the expenses associated with business rationalizations;

•	the possibility of expropriation, confiscatory taxation or price controls;

•	adverse changes in local investment or exchange control regulations;

•	hyperinflationary conditions in developing economies;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;

•	legal and regulatory constraints;

•	tariffs and other trade barriers; and

•	difficulty in enforcing contractual and intellectual property rights.

Currency fluctuations may significantly increase Energizer’s expenses and affect the results of operations as well as the carrying value of international assets on the balance sheet, especially where the currency is subject to intense political and other outside pressure.
          Approximately 50% of Energizer’s sales in 2008 were denominated in local currencies, but reported in U.S. dollars and the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. Additionally, while sales are made in local currency, a high percentage of product costs for our foreign operations are denominated in U.S. dollars. As a result of the global economic crisis, exchange rates have been extremely volatile, resulting in significant devaluations of local currencies against the U.S. dollar. Changes in currency exchange rates may also affect the relative prices at which Energizer and our foreign competitors sell products in the same market and the relative prices at which Energizer purchases materials and services in foreign markets. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.
Changes in raw material costs or disruptions in the supply of raw materials could erode Energizer’s profit margins and negatively impact manufacturing output and operating results.
          Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition. In the past, substantial increases in the cost of a number of raw materials have been partially offset by price increases. However, there is no certainty that Energizer will be able to offset future increases in raw material prices, especially given the competitive environment. In addition, the supply of certain raw materials can be significantly disrupted by labor activity, political conflict, and disruptions to sourcing or transportation activities, which could impact our manufacturing output.
Energizer has a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which, if they became impaired would result in a reduction in net income.
          Current accounting standards require that intangible assets with indefinite lives be periodically evaluated for impairment. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets, may negatively impact the fair value of these intangible assets and other long-lived assets, which could result in an impairment charge. These charges may have an adverse impact on our operating results and financial position.

Loss of any of our principal customers could significantly decrease our sales and profitability.
          Wal-Mart, including its affiliate Sam’s Club, is our largest customer, accounting for approximately 20.8% of net sales in fiscal 2008. Generally, sales to Wal-Mart and our other top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability.
Energizer’s businesses are subject to regulation in the U.S. and abroad.
          The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S. and abroad. This regulation includes, but is not limited to, the following:
•	In the U.S., a number of our products and their manufacture are subject to regulation and review and/or approval by the Food and Drug Administration as well as by the Consumer Product Safety Commission and the Environmental Protection Agency;

•	in the U.S., claims and advertising with respect to our products are regulated by the Federal Trade Commission;

•	in foreign countries where we manufacture or sell our products, we are subject to similar regulation , and in the U.S. by state and local authorities; and

•	our selling practices are regulated by competition authorities in the U.S. and abroad.
          A finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, which could be material. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions regarding our products or processes could jeopardize our reputation and brand image. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
          We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations, including remediation costs relating to our current and former properties and third party waste disposal sites. It is possible that we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.

          While we believe we have obtained the necessary regulatory approvals to manufacture and sell our currently marketed products, new or more restrictive regulations or more restrictive interpretations of existing regulations could have an adverse impact on our businesses.
Energizer’s manufacturing facilities or supply channels may be subject to disruption from events beyond our control.
          We currently operate over 29 manufacturing and packaging facilities worldwide for our Household Products and Personal Care businesses. Operations at such facilities may be subject to disruption for a variety of reasons, including:
•	availability of raw materials;

•	work stoppages or other labor disputes;

•	industrial accidents or other occupational health and safety issues;

•	disruptions in logistics;

•	loss or impairment of key manufacturing sites;

•	raw material and product quality or safety issues;

•	licensing requirements and other regulatory issues; and

•	acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters.
Although we have contingency plans in place, and our multiple facilities and third-party suppliers can provide alternative sources of product supply in the event of manufacturing disruptions, if a major disruption were to occur, it could result in harm to people, property or the natural environment, delays in shipments of products to customers or suspension of operations.
Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.
          We face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.
          In addition, we face potential exposure to unusual or significant litigation arising out of alleged defects in our products or otherwise. We spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

The level of returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect Energizer’s earnings and cash flows, and changes in government regulations could impact expenses and funding requirements of such plans.
          The funding obligations for Energizer’s pension and postretirement plans are impacted by the performance of the financial markets, particularly the equity and debt markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities as well as the interest rate environment on a specific date. If the financial markets do not provide the expected long-term returns on invested assets, we could be required to make significant pension contributions. The equity and debt markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements by adding volatility to the calculation of the pension liability. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.
          Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans are evaluated by Energizer in consultations with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, or health care costs, our future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liabilities and related costs and funding requirements.
The resolution of Energizer’s tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations.
          Energizer is subject to income tax in the U.S. and numerous jurisdictions outside the U.S. Significant estimation and judgment is required in determining our worldwide provisions for income taxes. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and although we believe our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse impact on future operating results.
If Energizer fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
          Energizer relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. In particular, our trademarks are of material importance to our business and are among our most important assets. In fiscal 2008, substantially all of our total revenues were from products bearing proprietary trademarks and brand names. Accordingly, our future success may depend in part upon the goodwill associated with our trademarks and brand names. In addition, Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are extremely significant to our business.
          We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that Energizer will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and Energizer could incur significant costs in connection with legal actions to defend our intellectual property rights.
          In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which Energizer’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. The failure to perfect or successfully assert our intellectual property rights could make Energizer less competitive and could have a material adverse effect on our business, operating results and financial condition.
The cost reductions steps taken by Energizer may have weakened our competitive position.
          Energizer has taken what we believe to be prudent measures in an effort to reduce costs during the recent economic downturn to preserve our profitability. These steps have included reductions in advertising and promotional spending and overhead expenses. As a result, the visibility of many of Energizer’s products has decreased during this period. Although Energizer believes that such reductions have not harmed our business, no assurance can be given that our competitive position has not weakened. Further, if the economic downturn were to continue and result in further revenue pressures, Energizer cannot assure you that we would be able to effect further cost reductions without resulting in such harm.
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
          Many of the products of Playtex are subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the Food and Drug Administration continues to result in increases in the amounts of required testing and documentation. The regulatory agencies with purview over the operations of Playtex businesses have administrative powers that may result in such actions as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases it may be deemed advisable for Energizer to initiate product recalls. Potential health risks caused by certain Playtex products could also result in significant product liability claims or consumer complaints. These potential regulatory actions and claims could materially restrict or impede the operations of Playtex and adversely affect its operating results. Other risks and considerations include:
•	the negative impact of unfavorable weather conditions, given that, in accordance with industry practice Playtex customers may return unsold sun care products at the end of the season under certain circumstances, and such product returns may be higher than average in years when the weather is unseasonably cool or wet; and

•	the possibility that third party manufacturers, which produce a significant portion of certain Playtex products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints.
          Because Energizer assumed all liabilities of the Playtex businesses, unknown, unforeseen, or larger than estimated liabilities associated with the operation of those businesses prior to the acquisition could become significant to Energizer.

Energizer’s acquisition of the “Edge” and “Skintimate” shave preparation business is subject to the satisfaction of certain closing conditions and may not be consummated if those conditions are not satisfied.
          On May 11, 2009, Energizer announced that it has entered into an asset purchase agreement to acquire the “Edge” and “Skintimate” shave preparation business from S.C. Johnson & Son, Inc. (“SCJ”). Completion of the acquisition is conditioned upon the receipt of all material governmental and third party authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Energizer and SCJ intend to pursue all required approvals in accordance with the acquisition agreement. These approvals may impose conditions on the terms of the acquisition or the operations or assets of Energizer. Such conditions may jeopardize or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition.
The success of Energizer’s acquisition of the “Edge” and “Skintimate” shave preparation business may be impacted by the current economic environment as well as by a number of factors unique to that business and our acquisition.
          We believe that the acquisition of the “Edge” and “Skintimate” shave preparations business currently conducted by SCJ offers opportunities for joint marketing with our “Schick” and “Wilkinson Sword” wet shave business. However, the SCJ shave preparations business has suffered significant market share declines over the past ten years, and there can be no assurance that we will be able to stabilize and grow market share, particularly in the current economic environment. Further, our product costs may be significantly higher than those of SCJ, and margins could be significantly negatively impacted. In addition, we may not be able to realize the anticipated benefits from combining the shave preparations business with our wet shave business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired business, and the diversion of management’s attention from other business concerns. The acquired brands could also suffer additional market share loss during the transition period following closing as our sales, marketing and supply chain operations assume responsibility for the shaving preparation business. Support of the new business could also require greater than anticipated expenditures, including advertising and promotional support. Any inability by us to integrate and manage the shave preparations business in a timely and efficient manner, any inability to achieve the anticipated benefits of the acquisition in the time frame we anticipate, or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations and cash flow.
We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.
          We have completed two significant acquisitions since becoming an independent company in 2000, and have entered into an agreement for a third significant acquisition. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.
          Even if we can complete future acquisitions, we face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.
We may incur significant restructuring and realignment charges in future periods, which would harm our operating results and cash position or increase debt.
          We regularly evaluate our existing operations, production capacity and utilization and the long term market demand for our products.  Depending on the results of these evaluations, we may determine to effect restructuring plans within our business.  Any restructuring that we undertake would result in charges that, if material, could harm our results of operations and significantly reduce our cash position or increase debt.  In addition, we may incur certain unforeseen costs once any restructuring activities are implemented. Further, if we determine to effect any restructuring, we can give no assurance that any projected cost reductions resulting from such restructuring activities will be achieved within the expected timeframe, or at all.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          No shares of Energizer Common Stock were acquired by Energizer during the quarter ended March 31, 2009.

Item 4 — Submission of Matters to a Vote of Security Holders
          Energizer held its Annual Meeting of Shareholders on January 26, 2009, for the purpose of electing three directors to serve three-year terms ending at the Annual Meeting held in 2012, and to approve adoption of the Company’s 2009 Incentive Stock Plan and performance criteria for performance-based stock awards under that Plan. The results of that meeting were previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
Item 5 — Other Information
          As previously reported, on January 26, 2009, Energizer shareholders approved the 2009 Incentive Stock Plan, which authorizes awards to employees or officers of the Company and its subsidiaries and to non-employee directors of the Company consisting of restricted stock or stock equivalent awards, stock options, stock appreciation rights or other awards valued by reference to Energizer common stock (including performance-based awards). The plan covers up to 4,000,000 shares of Energizer common stock, subject to certain counting provisions. A description of the plan is contained under the caption “Item 2. Proposal to Approve 2009 Incentive Stock Plan and Performance Criteria” contained in the Company’s proxy statement dated December 5, 2008, which description is incorporated by reference herein.
          Effective upon approval of the 2009 Incentive Stock Plan, the 2000 Incentive Stock Plan terminated as to future awards and the remaining authorized shares under that Plan which have not been awarded will expire.
Item 6 — Exhibits
See the Exhibit Index hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC. Registrant
By:
Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer

Date: May 11, 2009

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1
Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401 (filed on March 16, 2000))

3.2	Amended Bylaws of Energizer Holdings, Inc., effective as of November 3, 2008 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K (filed on November 5, 2008)

4.1
Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on April 19, 2000))

10.1
Second Amended and Restated Receivables Purchase Agreement dated as of March 27, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Mizuho Corporate Bank, LTD., as agent and a funding agent, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as funding agent, and several conduits and committed purchasers party hereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2009).

10.2
Third Amended and Restated Receivables Purchase Agreement dated as of May 4, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Gotham Funding Corporation, as a conduit, and Victory Receivables Corporation as a conduit (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.3
Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement dated as of May 5, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.4	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2009).

10.5
The summary of an amendment to the Energizer Holdings, Inc. Deferred Compensation Plan, dated as of January 27, 2009, related to mandated deferrals of non-deductible compensation (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed on January 29, 2009).

10.6
The description of the 2009 Incentive Stock Plan contained under the caption “Item 2. Proposal to Approve 2009 Incentive Stock Plan and Performance Criteria” contained in the Company’s proxy statement dated December 5, 2008, which description is incorporated by reference herein.

31.1*
Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32.2*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

*	Filed herewith.