Form 10-Q
period 2009-06-30
ENERGIZER HOLDINGS INC
filed 2009-07-31
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting	company ☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: ☐ NO: ☑

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 20, 2009: 69,404,727

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statement of Earnings Condensed for the Three and Nine Months Ended
June 30, 2009 and 2008	1

Unaudited Consolidated Balance Sheets Condensed as of June 30, 2009 and December 31, 2008	2

Unaudited Consolidated Statements of Cash Flows Condensed for the Nine Months Ended June 30,
2009 and 2008	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of
Operations and Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$997.5	$1,066.7	$2,920.4	$3,207.6
Cost of products sold	539.7	557.7	1,535.5	1,704.6
Gross profit	457.8	509.0	1,384.9	1,503.0

Selling, general and administrative expense	176.6	200.5	508.6	581.8
Advertising and promotion expense	119.3	140.0	296.1	370.2
Research and development expense	22.6	23.1	64.0	67.3
Interest expense	35.0	44.3	109.7	138.0
Other financing items, net	(7.5)	(0.4)	19.1	7.7
Earnings before income taxes	111.8	101.5	387.4	338.0
Income tax provision	39.1	34.8	126.7	107.8
Net earnings	$72.7	$66.7	$260.7	$230.2

Basic earnings per share	$1.15	$1.16	$4.34	$4.01
Diluted earnings per share	$1.13	$1.13	$4.29	$3.90

Consolidated Statements of Comprehensive Income:

Net earnings	$72.7	$66.7	$260.7	$230.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments	57.9	1.7	(22.3)	83.3
Pension/Postretirement activity, net of tax of
$(1.3) and $(0.4) for the quarter and nine
months ended June 30, 2009, respectively, and
$(0.3) and $0.6 for the quarter and nine months
ended June 30, 2008, respectively	(2.1)	(0.1)	3.9	(2.9)
Deferred gain on hedging activity, net of tax
of $(0.4) and $7.0 for the quarter and nine
months ended June 30, 2009, respectively,
and $0.4 and $0.8 for the quarter and nine
months ended June 30, 2008, respectively	0.2	0.8	11.6	2.2
Total comprehensive income	$128.7	$69.1	$253.9	$312.8

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

	June 30,	September 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$443.3	$171.2
Trade receivables, less allowance for doubtful
accounts of $13.6 and $11.2, respectively	838.2	923.2
Inventories	700.0	674.6
Other current assets	288.3	257.8
Total current assets	2,269.8	2,026.8
Property, plant and equipment, net	855.6	835.5
Goodwill	1,283.6	1,206.4
Intangible assets	1,826.8	1,663.2
Other assets	83.7	84.8
Total	$6,319.5	$5,816.7

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$251.0	$106.0
Notes payable	264.5	264.4
Accounts payable	199.2	262.4
Other current liabilities	635.3	728.9
Total current liabilities	1,350.0	1,361.7
Long-term debt	2,340.0	2,589.5
Other liabilities	860.3	869.2
Shareholders' equity
Common stock	1.1	1.0
Additional paid in capital	1,546.6	1,034.9
Retained earnings	1,931.0	1,671.8
Treasury stock	(1,710.6)	(1,719.3)
Accumulated other comprehensive income	1.1	7.9
Total shareholders' equity	1,769.2	996.3
Total	$6,319.5	$5,816.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash flow from operations
Net earnings	$260.7	$230.2
Non-cash items included in income	142.4	128.7
Other, net	(28.6)	(7.8)
Operating cash flow before changes in working capital	374.5	351.1
Changes in current assets and liabilities used in operations	(123.0)	(66.0)
Net cash from operations	251.5	285.1

Cash flow from investing activities
Capital expenditures	(108.4)	(97.4)
Acquisitions, net of cash acquired	(275.0)	(1,882.1)
Proceeds from share option	-	46.0
Proceeds from sale of assets	2.2	0.9
Other, net	(0.1)	0.3
Net cash used by investing activities	(381.3)	(1,932.3)

Cash flow from financing activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	-	1,482.9
Cash payments on debt with original maturities greater than 90 days	(104.5)	(218.0)
Net (decrease)/increase in debt with original maturities of 90 days or less	(2.1)	104.5
Proceeds from issuance of common stock, net	511.3	3.4
Excess tax benefits from share-based payments	0.9	7.8
Net cash from financing activities	405.6	1,380.6

Effect of exchange rate changes on cash	(3.7)	0.8

Net increase/(decrease) in cash and cash equivalents	272.1	(265.8)
Cash and cash equivalents, beginning of period	171.2	363.2
Cash and cash equivalents, end of period	$443.3	$97.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(Dollars in millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the date of this report, July 31, 2009, and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2008.

Note 1 – Segment note
Operations for the Company are managed via two segments — Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, which is inclusive of the recent acquisition of the Edge/Skintimate shave preparation business, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

On June 5, 2009, the Company completed its previously announced acquisition of the Edge and Skintimate shave preparation business of S.C. Johnson & Son, Inc. See Footnote 2. This business will be part of the Personal Care segment within the wet shave brand group. Operating results, from the date of acquisition through June 30, 2009 were immaterial.

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

For the quarter and nine months ended June 30, 2009, cost of products sold and selling, general and administrative expense (SG&A) reflected favorable adjustments of $1.1 and $24.1, respectively, related to the change in policy under which the Company’s colleagues earn and vest in the Company’s paid time off (PTO). These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented as a separate line below segment profit as it was not operational in nature. Such presentation reflects management’s view on how it evaluates segment performance.

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

Historical segment sales and profitability for the quarter and nine months ended June 30, 2009 and 2008, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2009	2008	2009	2008
Net Sales
Household Products	$468.0	$537.1	$1,533.1	$1,801.1
Personal Care	529.5	529.6	1,387.3	1,406.5
Total net sales	$997.5	$1,066.7	$2,920.4	$3,207.6

	For the quarter ended June 30,		For the nine months ended June 30,
	2009	2008	2009	2008
Profitability
Household Products	$74.8	$89.5	$284.9	$338.9
Personal Care	87.8	83.2	280.1	253.1
Total segment profitability	$162.6	$172.7	$565.0	$592.0

General corporate and other expenses	(21.8)	(23.9)	(63.5)	(70.3)
Acquisition inventory valuation	-	-	-	(27.5)
Paid time off change	1.1	-	24.1	-
Amortization	(2.6)	(3.4)	(9.4)	(10.5)
Interest and other financial items	(27.5)	(43.9)	(128.8)	(145.7)
Total earnings before income taxes	$111.8	$101.5	$387.4	$338.0

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2009	2008	2009	2008
Alkaline batteries	$272.2	$312.4	$908.9	$1,072.4
Carbon zinc batteries	41.0	50.4	139.4	170.0
Other batteries and lighting products	154.8	174.3	484.8	558.7
Wet Shave - razors/shave prep	273.8	283.6	771.9	788.2
Skin Care	148.2	144.3	310.6	314.0
Feminine Care	58.4	56.0	160.0	165.3
Infant Care	49.1	45.7	144.8	139.0
Total net sales	$997.5	$1,066.7	$2,920.4	$3,207.6

Total assets by segment are presented below:

	June 30,	September 30,
	2009	2008
Household Products	$1,308.2	$1,505.5
Personal Care	1,222.0	1,066.3
Total segment assets	2,530.2	2,571.8
Corporate	678.9	375.3
Goodwill and other intangible assets	3,110.4	2,869.6
Total assets	$6,319.5	$5,816.7

Note 2 – Edge acquisition
On June 5, 2009, the Company completed its previously announced acquisition of the Edge and Skintimate shave preparation business (the Acquisition) from S.C. Johnson & Son, Inc. (SCJ) for $275.0. The Acquisition was funded with proceeds from the completed common stock offering on May 20, 2009. See Footnote 8 for further information. As leading brands in the U.S. men's and women's shave preparation category, Edge and Skintimate are a logical adjacency to the Company’s existing wet shave business conducted in the United States (U.S.) under the Schick brand. The Acquisition consists primarily of intellectual property, finished goods inventory and equipment directly associated with the manufacture of the Edge and Skintimate shave preparation products. SCJ will continue to manufacture product for Energizer under a supply agreement with an initial term of 3 years, with two optional one-year renewals. No SCJ employees will be employed by Energizer and there are no contingent payments, options or commitments associated with the Acquisition.

We have determined the preliminary fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”. The purchase price allocation is expected to be finalized by the end of fiscal 2009. However, the preliminary allocation is presented based on our initial valuation analysis. For purposes of the preliminary allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using a cost approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.

Estimated asset valuations and assumed liabilities may be adjusted before the end of fiscal 2009 as final purchase price allocations are completed. Any changes to the initial estimates of the fair value of assets and liabilities acquired will be allocated to residual goodwill.

The preliminary allocation of the purchase price is as follows:

Inventory	$12.2
Goodwill	81.4
Other intangible assets	174.5
Property, plant and equipment, net	8.0
Other current liabilities	(1.1)
Net assets acquired	$275.0

The preliminary estimate of purchased identifiable intangible assets of $174.5 as of the June 5, 2009 acquisition date, is included in the table below.

		Amortization
	Total	Period
Tradenames / Brands	$159.0	Indefinite lived
Patents	9.5	5 years
Customer Relationships	6.0	10 years
Total Preliminary Other Intangible Assets	$174.5

Note 3 – Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $0.1 and $8.5 for the current quarter and nine months and $4.9 and $17.4 for the third quarter and nine months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $3.1 for the current nine months and $1.9 and $6.4 for the third quarter and nine months last year, respectively.

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

The increase in the weighted average shares outstanding for the quarter was due primarily to the recently completed common stock offering. See Footnote 8 for further details.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2009 and 2008, respectively.

(in millions, except per share data)	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net earnings for basic and dilutive earnings per share	$72.7	$66.7	$260.7	$230.2
Denominator:
Weighted-average shares for basic earnings per share	63.4	57.6	60.0	57.5
Effect of dilutive securities:
Stock options	0.5	1.0	0.5	1.0
Restricted stock equivalents	0.4	0.5	0.3	0.5
Total dilutive securities	0.9	1.5	0.8	1.5
Weighted-average shares for diluted earnings per share	64.3	59.1	60.8	59.0
Basic earnings per share	$1.15	$1.16	$4.34	$4.01
Diluted earnings per share	$1.13	$1.13	$4.29	$3.90

At June 30, 2009 and 2008, approximately 0.9 and 0.4 million, respectively, of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS), the impact of the potentially dilutive securities is not included in the computation.

Note 5 – Goodwill and intangibles
The following table sets forth goodwill by segment as of October 1, 2008 and June 30, 2009.

	Household	Personal
	Products	Care	Total
Balance at October 1, 2008	$38.8	$1,167.6	$1,206.4
Edge acquisition - Preliminary	-	81.4	81.4
Cumulative translation adjustment	(1.3)	(2.9)	(4.2)
Balance at June 30, 2009	$37.5	$1,246.1	$1,283.6

The acquisition of goodwill at June 30, 2009 is due primarily to the valuation of the assets acquired in the Acquisition.

Total amortizable intangible assets other than goodwill at June 30, 2009 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames / Brands	$11.6	$(7.5)	$4.1
Technology and patents	51.2	(22.6)	28.6
Customer-related	60.9	(15.7)	45.2
Total amortizable intangible assets	$123.7	$(45.8)	$77.9

The carrying amount of indefinite-lived trademarks and tradenames was $1,748.9 at June 30, 2009, an increase of $157.9 from September 30, 2008. Changes in indefinite-lived trademarks and tradenames are due to the preliminary valuation of the assets acquired in the Acquisition and changes in foreign currency exchange rates. Estimated amortization expense for amortizable intangible assets is $13.1, $12.9, $12.9, $12.9 and $10.4 for the years ending September 30, 2009 through 2013, respectively.

See Footnote 2 for further information on the preliminary valuation of the assets acquired in the Acquisition.

Note 6 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Service cost	$7.8	$8.2	$23.3	$24.5
Interest cost	13.1	12.5	39.5	37.5
Expected return on plan assets	(15.3)	(15.6)	(45.9)	(46.9)
Amortization of prior service cost	(0.5)	(0.4)	(1.4)	(1.1)
Amortization of unrecognized net loss	0.7	1.4	2.0	4.2
Amortization of transition obligation	0.1	0.1	0.3	0.3
Settlement loss recognized	-	-	3.2	-
Net periodic benefit cost	$5.9	$6.2	$21.0	$18.5

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.7	0.6	2.0	1.9
Expected return on plan assets	-	(0.1)	-	(0.1)
Amortization of prior service cost	(0.6)	(0.5)	(1.8)	(1.6)
Amortization of unrecognized net loss	(0.5)	(0.4)	(1.1)	(1.5)
Net periodic benefit cost	$(0.3)	$(0.3)	$(0.6)	$(1.0)

Note 7 – Debt
Notes payable at June 30, 2009 and September 30, 2008 consisted of notes payable to financial institutions with original maturities of less than one year of $264.5 and $264.4, respectively, and had a weighted-average interest rate of 3.9% and 4.7%, respectively.

The detail of long-term debt at June 30, 2009 and September 30, 2008 is as follows:

	June 30,	September 30,
	2009	2008
Private Placement, fixed interest rates ranging from 3.6% to	$2,130.0	$2,230.0
6.6%, due 2009 to 2017
Term Loan, variable interest at LIBOR + 75 basis points, or	461.0	465.5
1.06%, as of June 30, 2009, due 2012
Total long-term debt, including current maturities	2,591.0	2,695.5
Less current portion	251.0	106.0
Total long-term debt	$2,340.0	$2,589.5

The Company’s total borrowings were $2,855.5 at June 30, 2009, including $725.5 tied to variable interest rates of which $300 is hedged via the interest rate swap noted below. The Company maintains total debt facilities of $3,345.5, of which $479.0 remained available as of June 30, 2009.

During the second quarter, the Company entered into interest rate swap agreements with two major multinational financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years at an interest rate of 2.61%.

The Company’s credit agreements consist of a U.S. domestic revolving credit agreement, under which the lenders have committed to lend up to $275 on a revolving credit basis until May 15, 2011, the term loan agreement referred to in the table above and a revolving credit agreement among certain of the Company’s Asian subsidiaries and the lenders referred to therein, guaranteed by the Company, under which the lenders have committed to lend up to $210 (or equivalent in other currencies) until August 24, 2010. Under each of these credit agreements, the Company is subject to a number of restrictive covenants, including a requirement that the ratio of the Company’s indebtedness to its Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined, calculated on a pro forma basis in the case of permitted acquisitions) not be greater than 4.00 to 1, and not remain above 3.50 to 1 for more than four consecutive quarters. Under the U.S. credit agreements, the interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. At June 30, 2009, the ratio of indebtedness to pro forma EBITDA, which reflects the impact of the Acquisition, was 3.15 to 1.

Under the credit agreements, the ratio of the Earnings Before Interest and Taxes (EBIT) (as defined, calculated on a pro forma basis) to total interest expense must exceed 3.00 to 1 for each fiscal quarter. At June 30, 2009, the ratio of its pro forma EBIT, which reflects the impact of the Acquisition, to total interest expense was 4.66 to 1.

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

On May 5, 2009, the Company amended and renewed its existing receivables securitization program, under which the Company sells interests in certain accounts receivable, and which provides funding to the Company of up to $200 with two large financial institutions. The sales of the receivables are effected through a bankruptcy remote special purpose subsidiary of the Company, Energizer Receivables Funding Corporation (ERFC). Funds received under this financing arrangement are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. However, borrowings under the program are not considered debt for covenant compliance purposes under the Company’s credit agreements and private placement note agreements. The program is subject to renewal annually on the anniversary date. The total outstanding under this financing arrangement on June 30, 2009 was $200.0.

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

Aggregate maturities of long-term debt, including current maturities, at June 30, 2009 are as follows: $251.0 in year one, $316.0 in year two, $156.0 in year three, $778.0 in year four, $190.0 in year five and $900.0 thereafter.

Note 8 – Shareholders’ Equity
On May 20, 2009, the Company completed the sale of 10,925,000 shares at a price of $49.00 per share. Net proceeds received from the sale of the shares were $510.2, net of fees and expenses, and were used, in part, to acquire the shave preparation business of SCJ on June 5, 2009 for $275.0 and to repay $100 of private placement notes, which matured on June 30, 2009. The remaining net proceeds will be used for general corporate purposes, including the repayment of indebtedness. See Footnote 2 for further information on this acquisition.

The Company did not purchase any shares of its common stock during the quarter ended June 30, 2009 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 9 – Financial Instruments Measured At Fair Value
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

Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of June 30, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Share Option	$-	$9.2	$-	$9.2
Derivatives - Interest Rate Swap	-	5.8	-	5.8
Derivatives - Commodity	-	1.1	-	1.1
Derivatives - Foreign Exchange	-	1.9	-	1.9
Total Assets at fair value	$-	$18.0	$-	$18.0

Liabilities at fair value:
Derivatives - Foreign Exchange	$-	$1.1	$-	$1.1
Deferred Compensation	-	103.1	-	103.1
Total Liabilities at fair value	$-	$104.2	$-	$104.2

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

On June 30, 2009, the Company adopted FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). Under FSP 107-1, an entity is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.

At June 30, 2009, the fair market value of fixed rate long-term debt was $2,058.6 compared to its carrying value of $2,130.0. The book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

At June 30, 2009, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. See Footnote 10 for further information on the fair value of these contracts.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheet approximate fair value.

Note 10 – Derivatives and Other Hedging Instruments
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

In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at June 30, 2009 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk — The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Income was an unrealized pre-tax gain of $1.1 and an unrealized pre-tax loss of $12.8 at June 30, 2009 and 2008, respectively. Over the next twelve months, approximately $0.3 of the gain recognized in Accumulated Other Comprehensive Income will be included in earnings. Contract maturities for these hedges extend into fiscal year 2010. There were 19 open contracts at June 30, 2009.

Foreign Currency Risk — A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the euro, the yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At June 30, 2009, the Company had an unrecognized gain on these forward currency contracts accounted for as cash flow hedges of $1.9 recognized in Accumulated Other Comprehensive Income. Assuming foreign exchange rate versus the U.S. dollar remains at June 30, 2009 levels, over the next twelve months, approximately $0.9 of the gain included in Accumulated Other Comprehensive Income will be included in earnings. Contract maturities for these hedges extend into fiscal year 2010. There were 15 open contracts at June 30, 2009.

Interest Rate Risk — The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2009, the Company had $725.5 variable rate debt outstanding. During the second quarter, the Company entered into interest rate swap agreements with two major multinational financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years. At June 30, 2009, the Company had an unrecognized pre-tax gain on these interest rate swap agreements of $5.8 included in Accumulated Other Comprehensive Income. Over the next twelve months, approximately $1.7 of the gain included in Accumulated Other Comprehensive Income will be recognized in earnings.

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

The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the consolidated income statement:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

		Asset Derivatives	Liability Derivatives
		June 30, 2009	June 30, 2009
	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Derivatives - Foreign Exchange	Other Current/Other Assets	$1.9	$-
Derivatives - Commodity	Other Current/Other Liabilities	1.1	-
Derivatives - Interest Rate Swap	Other Current/Other Liabilities	5.8	-
Total derivatives designated as hedging instruments		$8.8	$-

Derivatives not designated as hedging instruments under SFAS 133
Share Option	Other Current Assets	$9.2	$-
Derivatives - Foreign Exchange	Other Liabilities	-	1.1
Total derivatives not designated as hedging instruments		$9.2	$1.1

Total Derivatives		$18.0	$1.1

CASH FLOW HEDGING

	For the quarter ended	For the nine months ended
	June 30, 2009	June 30, 2009
Derivatives in SFAS 133 Cash	Amount of Gain/(Loss)	Amount of Gain/(Loss)
Flow Hedging Relationships	Recognized in OCI (1)	Recognized in OCI (1)
Derivatives - Foreign Exchange	$(10.5)	$3.7
Derivatives - Commodity (3)	3.1	(2.7)
Derivatives - Interest Rate Swap	5.1	4.0
Total	$(2.3)	$5.0

	For the quarter ended	For the nine months ended
	June 30, 2009	June 30, 2009
	Amount of Gain/(Loss)	Amount of Gain/(Loss)
Derivatives in SFAS 133 Cash	Reclassified from Accumulated	Reclassified from Accumulated	Income Statement
Flow Hedging Relationships	OCI into Income (1)(2)	OCI into Income (1)(2)	Classification
Derivatives - Foreign Exchange	$1.3	$1.8	Other financing items, net
Derivatives - Commodity (3)	(5.4)	(18.5)	Cost of goods sold
Derivatives - Interest Rate Swap	(1.3)	(1.8)	Interest expense
Total	$(5.4)	$(18.5)

(1)	OCI is defined as other comprehensive income.
(2)	Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the associated risk. The ineffective portion recognized in income was insignificant to the quarter and nine months ended June 30, 2009.
(3)	For the quarter and nine months ended June 30, 2009, $2.1 and $13.6, respectively, of losses associated with the Company's settled commodity contracts were capitalized to inventory. The charge taken to cost of goods sold as a result of inventory being sold was $5.4 and $18.5, respectively, for the quarter and nine months ended June 30, 2009.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

	For the quarter ended	For the nine months ended
	June 30, 2009	June 30, 2009
Derivatives Not Designated			Income
as Hedging Instruments	Amount of Gain/(Loss)	Amount of Gain/(Loss)	Statement
under SFAS 133	Recognized into Income	Recognized into Income	Classification
Share Option	$1.8	$(13.1)	SG&A
Derivatives - Foreign Exchange	(0.8)	0.6	Other financing items, net
Total	$1.0	$(12.5)

Note 11 – Supplemental Financial Statement Information

SUPPLEMENTAL BALANCE SHEET INFORMATION:
	June 30,	September 30,
	2009	2008
Inventories
Raw materials and supplies	$77.5	$77.7
Work in process	140.7	137.9
Finished products	481.8	459.0
Total inventories	$700.0	$674.6
Other Current Assets
Miscellaneous receivables	$42.0	$47.1
Deferred income tax benefits	118.8	119.7
Prepaid expenses	102.5	75.7
Share option	9.2	-
Other	15.8	15.3
Total other current assets	$288.3	$257.8
Property, Plant and Equipment
Land	$37.3	$37.3
Buildings	262.6	251.9
Machinery and equipment	1,491.5	1,459.0
Construction in progress	152.9	115.4
Total gross property	1,944.3	1,863.6
Accumulated depreciation	(1,088.7)	(1,028.1)
Total net property, plant and equipment	$855.6	$835.5
Other Assets
Pension asset	$38.1	$42.5
Deferred charges and other assets	45.6	42.3
Total other assets	$83.7	$84.8
Other Current Liabilities
Accrued advertising, promotion and allowances	$304.7	$324.3
Accrued salaries, vacations and incentive compensation	93.2	123.0
Returns reserve	41.8	47.8
Other	195.6	233.8
Total other current liabilities	$635.3	$728.9
Other Liabilities
Pensions and other retirement benefits	$179.4	$176.7
Deferred compensation	114.9	138.8
Deferred income tax liabilities	499.7	489.9
Other non-current liabilities	66.3	63.8
Total other liabilities	$860.3	$869.2

Note 12 – Recently Issued Accounting Pronouncements
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events" (SFAS 165). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the current quarter. The Company has included this disclosure in the lead paragraph to the Notes to Consolidated Financial Statements.

In June 2009, the FASB voted to approve the “FASB Accounting Standards Codification” as the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification will be applied to disclosures as of September 30, 2009 for Energizer.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of
Operations, and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results

     The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and nine months ended June 30, 2009, the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended March 31, 2009 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

     Net Earnings for the Company for the quarter ended June 30, 2009 were $72.7, or $1.13 per diluted share, compared to $66.7, or $1.13 per diluted share, for the same quarter last year. Earnings per share are flat versus the prior year despite higher net earnings in the fiscal 2009 quarter due to an increase in the weighted average shares outstanding as a result of the completion of the sale of an additional 10.9 million common shares on May 20, 2009. Weighted average shares outstanding will increase to approximately 70 million for the fiscal fourth quarter of 2009 reflecting the full impact of the sale of the common shares. The impact of the acquisition of the “Edge” and “Skintimate” shave preparation business from S.C. Johnson on June 5, 2009 (the “Acquisition”) was immaterial to the quarter. The current quarter results include the following item:

  A favorable adjustment of $0.7 after taxes, or $0.01 per diluted share, resulting from a change in the policy under which the Company’s colleagues earn and vest in the Company’s paid time-off (PTO) benefit in Canada.

     The prior year quarter results include the following items:

  A provision for taxes of $4.0, or $0.07 per share to increase prior year tax accruals, and

  Costs associated with the Playtex integration and certain other realignment activities of $1.9, after taxes, or $0.03 per diluted share.

     Net Earnings for the nine months ended June 30, 2009 were $260.7, or $4.29 per diluted share, compared to $230.2, or $3.90 per diluted share for the same period last year. Unlike the quarter, the sale of the additional common shares in May 2009 did not have as significant an impact on the weighted average shares outstanding for the nine months ended June 30, 2009 (an increase of approximately 1 million shares) due to the fact that the sale of the common shares did not occur until later in the fiscal third quarter. We expect weighted average shares outstanding to increase by approximately 4 million for fiscal year 2009 as compared to fiscal year 2008 as a result of the new shares. The remaining increase in the weighted average shares outstanding on a full year basis resulting from the sale of the additional common shares will be reflected in fiscal 2010. The current nine months include the following items:

  The favorable impact of the change in the PTO policy of $15.2 after taxes, or $0.26 per diluted share. Prior to the change, the Company’s colleagues were granted and vested in their total PTO days at the beginning of the calendar year, and received a cash payment for unused days in the event of termination during the year. As such, the value of a full year of PTO, net of days used, was accrued at any given balance sheet date. As part of a recent review of certain benefit programs, this policy was revised, effective March 2009 in the U.S. and effective April 2009 in Canada, to a more “market” policy for PTO. The revised policy has an “earn as you go” approach, under which the Company’s colleagues earn current-year PTO on a pro-rata basis as they work during the year. As a result of this change, any previously earned and vested benefit under the prior policy was forfeited, and the required liability at March 31, 2009 for the U.S. and April 30, 2009 for Canada was adjusted to reflect the revised benefit, and

  Costs associated with the Playtex integration and certain other realignment activities of $7.4, after taxes, or $0.12 per diluted share.

     The prior year nine months results include the following items:

  Additional product cost related to the write-up, at the time of the acquisition, and the subsequent sale of Playtex inventory of $16.5, after taxes, or $0.28 per diluted share,

  Costs associated with the Playtex integration and certain other realignment activities of $10.0, after taxes, or $0.17 per diluted share, and

  A provision for taxes of $4.0, or $0.07 per share to increase prior year tax accruals.

     Net sales for the quarter ended June 30, 2009 decreased $69.2, or 6%, due primarily to the impact of currencies, which negatively impacted the year-over-year comparison by approximately $64.

     For the nine months ended June 30, 2009, net sales decreased $287.2, or 9%, due to the impact of currencies, which negatively impacted the year-over-year comparison by approximately $188, and lower unit volumes in Household Products, primarily in North America. See “Segment Results” below for further details for the quarter and nine month sales.

     Gross profit for the quarter ended June 30, 2009 decreased $51.2, or 10%, due to the unfavorable impact of currencies of approximately $51 for the quarter. Gross margin as a percent of net sales was 45.9% for the quarter ended June 30, 2009. Exclusive of the impact of currencies, gross margin as a percent of net sales was 47.9% for the current quarter, up slightly from 47.7% for the comparable quarter in the prior year.

     For the nine months ended June 30, 2009, gross profit decreased $118.1 or 8% due primarily to the negative impact of currencies of approximately $130 and the unfavorable impact of approximately $38 due primarily to lower unit volumes, most notably in Household Products. These negative impacts were offset by the $11.4 favorable impact of the change in the Company’s PTO policy noted in the second quarter, favorable year over year pricing of approximately $18 and the $27.5 unfavorable impact of the Playtex inventory write-up and subsequent sale in the first nine months of fiscal 2008. Gross margin as a percent of net sales was 47.4% for the nine months ended June 30, 2009 as compared to 46.9% for the same period in the prior year. Gross margin as a percent of net sales, exclusive of the impact of currencies and the PTO policy change, was 48.4% for the nine months ended June 30, 2009, as compared to 47.7%, exclusive of the impact of the Playtex inventory write-up at the time of acquisition, for the same period in the prior year.

     Selling, general and administrative expense (SG&A) decreased $23.9 for the quarter as compared to the same quarter in the prior year due primarily to the favorable impact of currencies of approximately $13 and lower overhead spending due, in part, to Playtex synergies. For the nine months ended June 30, 2009, SG&A decreased by $73.2 due to favorable currencies of approximately $36, the favorable impact of $12.7 related to the change in the PTO policy noted above, and lower overhead spending.

     Advertising and promotion (A&P) expense decreased $20.7, or 15%, for the quarter ended June 30, 2009 due primarily to lower spending of approximately $14 and the favorable impact of currencies of approximately $7. A&P for the quarter ended June 30, 2009 was 12.0% of net sales versus 13.1% of net sales for the same quarter last year.

     For the nine months ended June 30, 2009, A&P decreased $74.1, or 20%, due primarily to lower spending of approximately $54 and the favorable impact of currencies of approximately $20. A&P for the nine months ended June 30, 2009 was 10.1% of net sales versus 11.5% of net sales for the same period last year.

Significant Events

     On May 20, 2009, the Company completed the sale of 10.925 million shares of common stock at a price of $49.00. The net proceeds from the sale of the common shares were $510.2, net of fees and expenses associated with the offering. The Company used a portion of the proceeds to fund the Acquisition for $275 in cash. The remaining proceeds will be used for general corporate purposes, including the repayment of debt.

     On June 5, 2009, the Company completed the Acquisition for $275. The “Edge” and “Skintimate” brands will be combined with the Company’s Schick-Wilkinson Sword wet shave product line, and the integration is expected to take from three to six months.

     The Company believes “Edge,” which is predominately a North American business, holds a leading U.S. market share position in the men’s shave preparation category. The Company believes that “Edge” has strong brand equity and broad distribution across all classes of trade in the U.S. The Company believes the “Skintimate” brand is the U.S. market share leader in women’s shave preparation and has strong brand equity among women in all age groups. The Company views the Acquisition as a natural adjacency to its existing Wet Shave business.

Recent Developments

     On July 27, 2009, the Board of Directors approved a restructuring plan designed primarily to re-organize and reduce headcount in the Household Products business. The approved plan provides for an offer of a voluntary enhanced retirement severance package to certain eligible hourly and salaried U.S. employees, and the elimination of additional positions as part of a limited involuntary reduction in force. In the current global recessionary environment, we continue to see cautious retailer inventory investments and unfavorable device trends, primarily in developed markets. It remains difficult to determine how much of the recent category weakness is due to each of these factors as well as other category and competitive dynamics. The Company believes this restructuring plan is advisable to reduce the Company’s overhead cost structure for its Household Products business, right-size manufacturing and sales operations in light of market conditions and ensure alignment with its overall investment strategies.

     Costs for the restructuring plan are expected to be in the range of $22 - $28 million, consisting primarily of one-time termination benefits, and we expect the majority of the costs to be recorded in fiscal 2009, although certain aspects of the plan may result in charges during early fiscal 2010. We expect to complete the majority of the re-organization by the end of the first quarter of fiscal 2010. Once completed, the Company expects annualized savings from the restructuring plan to be in the range of $15 to $18 million.

     Studies to review the Company’s international manufacturing operations to identify potential cost improvement opportunities will continue to be a common practice. Studies are currently underway, which may result in further restructuring actions. If a restructuring plan is initiated as a result of the studies, we expect that the costs and the associated savings would be considerably lower than the U.S. plan described above. At this time, we are unable to determine if the current studies will result in a restructuring plan, nor can we predict the likelihood or extent of any future restructuring actions.

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

Segment Results

     Operations for the Company are managed via two segments — Household Products (Battery and Lighting Products) and Personal Care (Wet Shave – including the Acquisition, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

     The operating results for the Acquisition from the closing date of June 5, 2009 to the end of the quarter, were immaterial to the fiscal third quarter results for Energizer and the Personal Care segment.

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

     For the quarter and nine months ended June 30, 2009, cost of products sold and SG&A expense reflected favorable adjustments of $11.4 and $12.7, respectively, related to the change in policy governing the Company’s PTO. These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented as a separate line below segment profit as it was not considered operational in nature.

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

     This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Consolidated Financial Statements for the quarters and nine months ended June 30, 2009 and 2008.

Household Products

	Quarter ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net sales	$468.0	$537.1	$1,533.1	$1,801.1
Segment profit	$74.8	$89.5	$284.9	$338.9

     For the quarter, net sales were $468.0, down $69.1, or 13% versus the same quarter last year due partially to unfavorable currencies of approximately $37. Excluding the unfavorable currency impact, net sales declined $33, or 6% as lower sales volume was partially offset by favorable pricing and product mix. The lower sales volume was across all regions and was driven by a reduction in Energizer Max premium alkaline and low margin non-Energizer branded products volume. We estimate overall retail consumption of Energizer Max units globally was down approximately 3% to 4% in the current quarter compared to the same quarter last year. In the current global recessionary environment, we continue to see cautious retailer inventory investments and unfavorable device trends, primarily in developed markets. It remains difficult to determine how much of the recent category weakness is due to each of these factors as well as other category and competitive dynamics. It should be noted that the Company’s broad performance battery portfolio including its lithium offerings has helped Energizer to hold or grow market share in most key markets despite the Energizer Max decline noted above. Overall pricing and product mix was favorable globally driven by early fiscal 2009 price increases in the U.S. and a number of other markets.

     Segment profit decreased $14.7 for the quarter as approximately $23 of unfavorable currency impacts and the unfavorable impact of lower volume of $16 was partially offset by favorable pricing and product mix of $10 and lower advertising and promotion expense of $13.

      For the nine months, net sales were $1,533.1, down $268.0, or 15% versus the prior nine month period including the impact of approximately $119 of unfavorable currencies. Excluding the unfavorable currency impact, net sales declined $149, or 8% due to lower sales volume most notably in the U.S. The U.S. volume decline reflects significant retail inventory reductions, primarily in the first quarter, and declines in lower margin non-Energizer branded products.

     Year to date, segment profit decreased $54.0, including approximately $59 of unfavorable currency. Excluding the impact of the unfavorable currency, segment profit increased approximately $5 as the impact of lower sales noted above was more than offset by reductions in advertising and promotion, overheads and favorable product costs primarily in the first quarter.

     Looking ahead, we expect a difficult comparison for the fiscal fourth quarter of 2009 as the prior year quarter included hurricane related sales and an increase in early holiday shipments as customers purchased ahead of the announced U.S. price increase. We estimate product cost will be unfavorable $10 for the remainder of the year due primarily to the impact of lower unit volumes. Finally, as has been evident throughout fiscal 2009, we expect currencies to remain unfavorable for the fiscal fourth quarter as compared to the prior year quarter. However, based on exchange rates as of July 24, 2009, the unfavorable comparison should be moderated somewhat versus the year to date impact as the U.S. dollar has weakened modestly. We currently estimate the unfavorable impact in Household Products will be in range of $10 to $12, primarily in gross margin, as compared to the fiscal fourth quarter of 2008.

Personal Care

	Quarter ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net sales	$529.5	$529.6	$1,387.3	$1,406.5
Segment profit	$87.8	$83.2	$280.1	$253.1

     Net Sales for the quarter were $529.5, which is essentially flat versus the prior year. However, on a constant currency basis, net sales increased approximately $28, or 5%, in the quarter. The increase in net sales on a constant currency basis was driven by increases in all product lines. The following product line comparatives are on an “ex currency” basis. Reported net sales comparatives for each product group are presented in the segment footnote of the Condensed Consolidated Financial Statements. Wet Shave net sales increased 4% due to the early success of the Quattro for Women Trimmer, which was launched in the second quarter of fiscal 2009. Skin Care sales increased 6% due to higher shipments of Wet Ones in response to the H1N1 pandemic, and to a lesser extent, higher sales of Suncare, primarily in Latin America and Europe. Infant Care sales increased 10% due to growth in Diaper Genie. Finally, Feminine Care sales increased 6% due to continued strong sales growth of Sport, only partially offset by lower sales of Gentle Glide.

     Segment profit for the quarter was $87.8, up $4.6 or 6%, versus the same quarter in the prior year. Excluding the impact of unfavorable currencies of approximately $9, segment profit increased $13 for the quarter due to $6 in incremental Playtex synergies, and the impact of the higher sales noted above. These items were partially offset by higher product costs and unfavorable product mix.

     For the nine months ended June 30, 2009, net sales were $1,387.3, a decrease of $19.2, or 1%, including the negative impact of unfavorable currencies of approximately $69. On a constant currency basis, sales increased approximately $49, or 4%. Wet Shave increased 4% on higher disposable volumes, the launch of Quattro for Women Trimmer and higher sales for Quattro men’s systems, partially offset by declines in other legacy system products. Infant Care sales increased 7% due primarily to growth in Diaper Genie products. Skin Care sales increased 3% on higher sales of Suncare and Wet Ones. Feminine Care sales declined 1% as higher sales of Sport were offset by lower sales of Gentle Glide, due, in part, to increased competitive activity.

     Segment profit for the nine months ended June 30, 2009 was $280.1, up $27.0 on a reported basis and up approximately $43, or 17%, excluding the impact of unfavorable currencies. This increase on a constant currency basis was due to approximately $26 in incremental Playtex synergies and lower advertising and promotion, which were partially offset by higher product costs and unfavorable product mix.

     Incremental synergies are expected to be approximately $5 for the remainder of the fiscal year; however, these will continue to offset certain unfavorable product cost and mix impacts as well as other project investment spending.

     As noted in the Household Products discussion, we expect a continuation of the unfavorability in currency rates as compared to the prior year in the fourth fiscal quarter of 2009. At prevailing currency rates as of July 24, 2009, we expect the overall impact of currency to the Personal Care segment profit to be unfavorable in an amount ranging from $8 to $10, primarily in gross margin, for the remainder of fiscal year 2009 as compared to the same time frame in the prior year.

General Corporate and Other Expenses

	Quarter ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
General Corporate Expenses	$21.5	$20.8	$52.2	$54.5
Playtex Integration	-	3.0	3.1	13.1
General Corporate Expenses with Integration	21.5	23.8	55.3	67.6
Restructuring and Related Charges	0.3	0.1	8.2	2.7
General Corporate and Other Expenses	$21.8	$23.9	$63.5	$70.3
% of total net sales	2.2%	2.2%	2.2%	2.2%

     For the quarter ended June 30, 2009, general corporate and other expenses were $21.8, down $2.1, due primarily to the impact of Playtex integration costs in the prior year quarter. Corporate and other expenses were $63.5, or down $6.8, for the nine months ended June 30, 2009 as compared to the same period in the prior year due primarily to lower Playtex integration costs in fiscal 2009. Consistent with its historical actions, the Company may engage in further cost reductions to optimize its operating performance, which could result in future charges. See “Recent Developments” presented earlier in this discussion.

Interest Expense and Other Financing Costs
     For the quarter and nine months ended June 30, 2009, interest expense decreased $9.3 and $28.3, respectively, as compared to the same periods in the prior fiscal year, due to lower average interest costs on variable debt and lower average borrowings. Other net financing items were favorable $7.1 for the quarter, but unfavorable $11.4 for the nine months ended June 30, 2009. For the quarter, a modest weakening of the dollar combined with gains recorded on the settlement of foreign exchange hedging contracts resulted in the favorable quarter comparison. The year to date unfavorable result was due primarily to exchange losses incurred as U.S. dollar-based payables for the Company’s foreign affiliates were unfavorably impacted by the significant strengthening of the U.S. dollar versus most local currencies during the first quarter of fiscal year 2009.

Income Taxes
     Income taxes, which include federal, state and foreign taxes, were 35.0% of pre-tax income for the quarter as compared to 34.3% in the prior year quarter. For the nine months ended June 30, 2009, incomes taxes as a percent of pre-tax income were 32.7%. Excluding the $11 tax benefit for the write-up and subsequent sale of inventory acquired in the Playtex acquisition during fiscal year 2008, prior year income taxes as a percent of pre-tax income was 32.5% for the nine months ended June 30, 2008.

Liquidity and Capital Resources
     On May 20, 2009, the Company completed the sale of an additional 10.925 million shares of common stock for $49.00 per share. Net proceeds from the sale of the additional shares were $510.2. The Company used $275 of the net proceeds to complete the purchase of the Acquisition on June 5, 2009, and used $100 to repay private placement notes, which matured on June 30, 2009. The remaining proceeds have contributed significantly to the increase in cash on hand at June 30, 2009 and we expect to use the remaining net proceeds for general corporate purposes including to possibly repay a portion of the scheduled private placement maturities of $200 due November, 2009.

     Cash flow from operations is the primary funding source for operating needs and capital investments. Cash flow from operations was $251.5, down $33.6, for the nine months ended June 30, 2009 as compared to $285.1 for the same period last year. Investment in inventory increased approximately $23 during the first nine months of 2009 as compared to a reduction of approximately $21 for the same period last year due to several factors including inventory build to support certain supply chain initiatives, including termination of certain sun care distributor agreements. Other current liabilities as compared to the same period last year decreased by approximately $75 due, in part, to lower advertising and promotional accruals and the impact of the previously discussed change in the PTO policy. Additionally, the Company made a $24.7 deposit in conjunction with its share option contract, which is in place to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. This deposit is reported on the Other, net line in the Statement of Cash Flows and discussed below under “Market Risk — Stock Price Exposure.” The above negative impacts were partially offset by lower investment in accounts receivable, which decreased by $62 during the nine months ended June 30, 2009 as compared to an increase of $14 for the same period in the prior year due primarily to lower sales in the quarter and the favorable impact of higher operating cash flow before changes in working capital of $48.1, exclusive of the share option deposit noted above.

     Capital expenditures were $108.4 for the nine months ended June 30, 2009 and $97.4 for the same period last year. Full year capital expenditures are estimated to be approximately $145 to $150 for 2009.

     The Company currently has approximately 8 million shares remaining on its current 10 million share repurchase authorization. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

     The Company’s total borrowings were $2,855.5 at June 30, 2009, including $725.5 tied to variable interest rates. The Company maintains total debt facilities of $3,345.5, of which $479.0 remained available as of June 30, 2009. Over the next twelve months, the Company has $251 of scheduled debt maturities. These maturities will be repaid from cash flow from operations, availability under the Company’s revolver facility and from the remaining proceeds from the recent equity issuance. During the second quarter, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the interest rate on $300 of the Company’s variable rate debt for the next four years at an interest rate of 2.61%.

     As discussed in Note 7 to the accompanying Unaudited Condensed Consolidated Financial Statements, under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 3.15 to 1, and the ratio of its EBIT to total interest expense was 4.66 to 1 as of June 30, 2009. Each of the calculations at June 30, 2009 was pro forma for the Acquisition. The Company anticipates that it will remain in compliance with its debt covenants for the foreseeable future. The expected impact of the difficult fiscal fourth quarter comparative (see Household Products section) coupled with the negative impact on EBITDA resulting from the anticipated restructuring charges (see Recent Developments) should result in an increase in the Company's lndebtedness to EBITDA ratio for the fiscal fourth quarter. The restructuring charges will negatively impact trailing twelve month EBITDA, which is used in the ratio, through the third quarter of fiscal 2010, after which it will roll out of the calculation. Savings from the restructuring program will somewhat mitigate the negative EBITDA impact of the restructuring charges as they are realized during this time frame, and will remain a positive impact on the ratio going forward. We expect that significant cash will remain on the Balance Sheet at September 30, 2009 and anticipate that the cash will be used, in part, to repay a portion of the $200 of maturing private placement notes in November 2009. A reduction of debt via the use of excess cash in this manner would reduce the lndebtedness to EBITDA ratio accordingly. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings. As disclosed previously, the Company believes that the cost and long-term nature of its current debt structure is a valuable asset given recent changes in the credit markets due to the global economic crisis. Additionally, the Company believes that reducing overall leverage and maintaining a covenant cushion with a portion of the proceeds of the recent equity offering should provide adequate capital for the Company to pursue its strategic initiatives and provide greater financial and operational flexibility, while helping to preserve the strength of its current favorable debt structure.

     On May 5, 2009, the Company amended and renewed its existing receivables securitization program, under which the Company sells interests in certain accounts receivable, and which provides funding to the Company of up to $200 with two large financial institutions. The sales of the receivables are effected through a bankruptcy remote special purpose subsidiary of the Company, Energizer Receivables Funding Corporation (ERFC). Funds received under this financing arrangement are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. However, borrowings under the program are not considered debt for covenant compliance purposes under the Company’s credit agreements and private placement note agreements. The program is subject to renewal annually on the anniversary date. At June 30, 2009, a total of $200.0 was outstanding under this facility.

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

     A summary of Energizer’s significant contractual obligations at June 30, 2009 is shown below:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt, including current maturities	$2,591.0	$251.0	$472.0	$968.0	$900.0
Interest on long-term debt	604.4	119.1	204.4	147.1	133.8
Operating leases	61.7	18.0	25.5	11.0	7.2
Purchase obligations and other (1)	72.6	59.6	11.5	1.5	-
Total	$3,329.7	$447.7	$713.4	$1,127.6	$1,041.0

(1)	The Company has estimated approximately $1.3 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of June 30, 2009, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $49 excluding interest and penalties. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

     The Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of June 30, 2009, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

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

     The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. At June 30, 2009, the Company had a loss of $1.1 included in earnings on unsettled forward currency contracts. In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At June 30, 2009, the Company had an unrecognized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $1.9 included in Accumulated Other Comprehensive Income.

     In addition, the Company has investments in Venezuela, which currently require government approval to convert local currency to U.S. dollars at official government rates. The government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers has been delayed in recent periods, resulting in higher cash balances and higher past due U.S. dollar payables to other Energizer affiliates with our Venezuelan subsidiary. As an alternative, the Company may choose to settle these purchases at a rate equal to the unofficial, parallel currency exchange rate. If the Company was forced to settle its Venezuelan subsidiary’s U.S. dollar liabilities at June 30, 2009 at a rate equal to the unofficial, parallel currency exchange rate as of that date, it would result in a currency exchange loss of approximately $30.

Commodity Price Exposure
     The Company uses raw materials that are subject to price volatility. The Company will use hedging instruments as it desires to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. These hedging instruments are accounted for as cash flow hedges under SFAS 133. At June 30, 2009, the fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Income was an unrealized pre-tax gain of $1.1. Contract maturities for these hedges extend into fiscal year 2010.

Interest Rate Exposure
     The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2009, the Company had $725.5 of variable rate debt outstanding, of which $300.0 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $4.3 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at June 30, 2009.

     During the second quarter, the Company entered into interest rate swap agreements with two major international financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next four years. At today’s spread to this benchmark, the interest rate would be 2.61%. These hedging instruments are accounted for under SFAS 133 as cash flow hedges. At June 30, 2009, the Company had an unrecognized gain on these interest rate swap agreements accounted for as cash flow hedges of $5.8 included in Accumulated Other Comprehensive Income.

Stock Price Exposure
     At June 30, 2009, the Company held a share option with a major multinational financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $9.2 as included in other current assets and $21.6 as included in other current liabilities at June 30, 2009 and 2008, respectively. The change in fair value of the total share option for the current quarter and nine months resulted in income of $1.8 and expense of $13.1, respectively, and expense of $9.3 and $20.2 for the same quarter and nine months last year, respectively, and was recorded in SG&A. In addition, as a result of the decline in the Company’s share price during the quarter ended December 31, 2008, the Company placed a $24.7 deposit with the counterparty, as required under the option agreement. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

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

  risks associated with the current global recession and credit crisis;

  failure to generate sufficient cash to service our indebtedness and grow our business;

  limitations imposed by various covenants in our indebtedness;

  our ability to successfully access capital markets and ensure adequate liquidity during the current global recession and credit crisis;

  the extent to which our lenders have suffered losses related to the weakening economy that would impair their ability to fund our borrowings;

  our ability to continue to develop new products;

  our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers in our competitive industries;

  the impact of economic conditions, changes in technology, and device trends on demand for our battery products;

  the impact of changes in foreign, cultural, political, and financial market conditions on our international operations;

  the effect of currency fluctuations;

  changes in our raw material costs or disruptions in the supply of raw materials;

  our ability to generate sufficient cash flow to support carrying values of our goodwill, trademarks, other intangible assets, and other long-lived assets;

  our ability to retain our principal customers;

  the effect of regulation on our business in the U.S. and abroad;

  events that may disrupt our manufacturing facilities or supply channels;

  the extent of product liability and other claims against us;

  changes in the funding obligations for our pension plan;

  the resolution of our tax contingencies and the extent to which they result in additional tax liabilities;

  our ability to adequately protect our intellectual property rights;

  the impact of cost reduction measures on our competitive position;

  our ability to achieve the anticipated benefits from the Playtex acquisition and the acquisition of the “Edge” and “Skintimate” shave preparation business;

  our ability to continue to make strategic acquisitions and achieve the desired financial benefits; and

  the cost, timing, savings and impact of any restructuring and realignment initiatives.

     The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 4. Controls and Procedures

     Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

     There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     On May 15, 2009, the Company commenced an offering for the sale of 10.925 million of its $.01 par value common stock, including 1.425 million shares subject to an underwriters’ over-allotment option, at a price to the public of $49.00 per share. J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as joint book-running managers, and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as representatives of the underwriters. The offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 (Registration No. 333-159110), which registered an indeterminate offering amount of securities on a “pay-as-you-go” basis and became effective on May 11, 2009, and a related prospectus and prospectus supplement covering the offered shares filed with the Securities and Exchange Commission.

     On May 20, 2009, the sale of all 10.925 million shares was completed, at an aggregate price of $535.3, resulting in net proceeds to the Company of approximately $510.2 after deducting underwriting discounts of $22.8 and estimated other offering expenses of $2.3. No expense payments were to directors, officers, ten percent shareholders or affiliates of the Company.

     From the effective date of the registration statement until June 30, 2009, $275 of net proceeds were used by the Company to acquire the “Edge” and “Skintimate” shaving preparation business of S.C. Johnson & Son, Inc., as disclosed in the Company’s Current Report on Form 8-K filed on May 11, 2009, and $100 of net proceeds were used to repay the following indebtedness of the Company:

  $20 million principal amount of 3.40% notes which matured on June 30, 2009;

  $80 million principal amount of 5.99% notes which matured on June 30, 2009;

     None of such payments were to directors, officers, ten percent shareholders or affiliates of the Company.

     The Company intends to use the remaining net proceeds for general corporate purposes including possibly using a portion of the remaining  net proceeds to partially repay $200 of private placement notes maturing in November 2009. Pending their final use, the Company has invested such funds in interest-bearing, investment-grade securities, short-term investments or similar assets.

     No shares of Energizer Common Stock were acquired by Energizer during the quarter ended June 30, 2009.

Item 5 — Other Information

     On July 27, 2009, the Board of Directors of Energizer approved a restructuring plan designed primarily to re-organize and reduce headcount in the Household Products business. The approved plan provides for an offer of a voluntary enhanced retirement severance package to certain eligible hourly and salaried U.S. employees, and the elimination of additional positions as part of a limited involuntary reduction in force.

     In the current global recessionary environment, we continue to see cautious retailer inventory investments and unfavorable device trends, primarily in developed markets. It remains difficult to determine how much of the recent category weakness is due to each of these factions as well as other category and competitive dynamics. Energizer believes this restructuring plan is advisable to reduce the overhead cost structure for its Household Products business, right-size manufacturing and sales operations in light of market conditions and ensure alignment with its overall investment strategies.

     The costs for the restructuring plan are expected to be in the range of $22-$28 million, consisting primarily of one-time termination benefits, and it is expected that the majority of those costs will be recorded in fiscal 2009, although certain aspects of the plan may result in charges during early fiscal 2010. It is expected that the majority of the re-organization will be completed by the end of the first quarter of fiscal 2010. Once completed, Energizer expects annualized savings from the restructuring plan to be in the range of $15 to $18 million.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

By:
Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer

Date: July 31, 2009

EXHIBIT INDEX

     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401 (filed on March 16, 2000))

3.2*	Amended and Restated Bylaws of Energizer Holdings, Inc., effective as of May 14, 2009.

4.1	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on April 19, 2000))

2.1	Asset Purchase Agreement, dated as of May 11, 2009, by and between S.C. Johnson & Son, Inc., a Wisconsin corporation and Energizer Holdings, Inc., a Missouri corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 11, 2009.

1.1	Underwriting Agreement, dated May 14, 2009 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009).

31.1*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

*	Filed herewith.