Form 10-K
period 2009-09-30
ENERGIZER HOLDINGS INC
filed 2009-11-25
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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
Yes: X      No:

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files.
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
Yes:     No: X

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2009 the last day of the registrant’s most recently completed second quarter: $2,857,371,226.

(Excluded from these figures is the voting stock held by registrant's directors and executive officers, who are the only persons known to registrant who may be considered to be its "affiliates" as defined under Rule 12b-2. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock ("ENR Stock"), $.01 par value, outstanding as of close of business on November 20, 2009: 69,765,199.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2009 Annual Report (Parts I and II of Form10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 25, 2010. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2009. (Part III of Form 10-K).

PART I

Item 1. Business.

General

     Energizer Holdings, Inc., incorporated in Missouri in 1999, is one of the world’s largest manufacturers and marketers of primary batteries, portable lighting and personal care products in the wet shave, skin care, feminine care and infant care categories. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spin-off to shareholders of Ralston Purina Company.

     Energizer is the successor to over 100 years of expertise in the battery and portable lighting products industry. Its brand names Eveready and Energizer have worldwide recognition for quality and dependability, and are marketed and sold in more than 165 countries.

     On March 28, 2003, we completed the acquisition of the Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. SWS is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products include: the Quattro for Women, Intuition, Lady Protector and Silk Effects Plus women’s shaving systems and the Quattro and Protector men’s shaving systems, as well as the Quattro, Xtreme 3, and Slim Twin/Exacta disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold in more than 140 countries. On June 5, 2009, we completed the acquisition of the Edge and Skintimate shave preparation brands from S.C. Johnson & Son, Inc. (SCJ). This added U.S. market leading shave preparation brands to our existing wet shave product portfolio.

     On October 1, 2007, we completed the acquisition of all of the outstanding stock of Playtex Products, Inc., a leading manufacturer and marketer of well-recognized branded consumer products in North America. Its portfolio of products include Playtex feminine care products, Playtex infant care products, Diaper Genie diaper disposal systems, Wet Ones pre-moistened wipes, Banana Boat and Hawaiian Tropic sun care products, and Playtex household gloves.

     Our subsidiaries operate a number of manufacturing and packaging facilities in 14 countries on five continents, as listed in Item 2 below, and employ over 4,500 colleagues in the United States and approximately 11,000 in foreign jurisdictions.

     On May 20, 2009, the Company completed a public offering of shares of common stock under which it sold 10,925,000 shares at a price to the public of $49.00 per share. The Company used the net proceeds of the offering to acquire the shave preparation business of S.C. Johnson & Son, Inc. and the balance will be used for general corporate purposes, including the repayment of indebtedness.

Principal Products

Household Products

     Energizer’s Household products division manufactures and markets one of the most extensive product portfolios in household batteries, specialty batteries and portable lighting products. We offer batteries using carbon zinc, alkaline, rechargeable and lithium technologies. These products are marketed and sold into the price, premium and performance segments. This allows us to penetrate the broad range of the market and meet most consumer needs. We distribute our portfolio of household and specialty batteries and portable lighting products through a far-reaching global distribution network, which also provides a platform for the distribution of our personal care products. Since the invention of the first D cell battery by our predecessor in the business in 1893, we have been committed to developing and marketing innovative new products for the portable power and portable lighting products market. Energizer has continued this dedication to innovation by introducing multiple new products, including extending our lithium battery technology to the first lithium AAA battery in 2003, and, in 2008, by introducing the Advanced Lithium battery, which performs four times better in high drain devices versus alkaline batteries. Advanced Lithium provides a mid-range price point for consumers to meet their high-drain device needs. In 2009, Energizer announced the first zinc air prismatic battery, which is the highest energy density battery of any consumer portable power solution (either disposable or rechargeable).

     In lighting products, Energizer manufactures and markets a complete line of flashlights and other battery-powered lighting products under the “Energizer” and “Eveready” brands - including premium and value flashlights and lanterns for home, work and outdoors, plus novelty and impulse flashlights.

     The battery category is highly competitive as brands compete for consumer acceptance and retail shelf space. Unit growth had been positive for many years, but unit volume declined over the last two years coincident with the global economic recession. We believe household battery volume growth has also been dampened by cautious retailer inventory investments and an increasing number of new devices powered by built-in rechargeable battery systems.

     Pricing actions in response to rising material costs has raised retail prices over time. Pricing actions are not always available to fully offset material cost increases, especially in highly competitive markets. In addition, we have had some shift by consumers to larger package sizes, and increased retailer support of private label products, both of which sell at lower per unit prices. The long-term impact on overall category value resulting from the current economic downturn, new device trends, migration to private label brands, larger package sizes and retailer inventory investment strategies is difficult to predict at this time.

     Energizer is well positioned to meet the needs of customer and consumer demands for household and specialty batteries and portable lighting products, leveraging category expertise, retail understanding and its broad portfolio of products to give Energizer a strong presence across the retail channels. We believe we have a leading market share presence in most of the major markets in which we compete.

Personal Care

     The Personal Care division includes wet shave products sold under the Schick and Wilkinson Sword, Edge and Skintimate brand names, skin care products sold under the Banana Boat, Hawaiian Tropic, Wet Ones and Playtex brand names, and Feminine Care and Infant Care products sold under the Playtex and Diaper Genie brand names.

     We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. We market our wet shave products in more than 140 countries worldwide. Our primary markets are the U.S., Canada, Japan and the larger countries of Western Europe, and we estimate our overall share of the wet shave category for these major markets at approximately 20% in 2009, 2008 and 2007. We currently maintain the #2 global market share position in wet shaving. Category blade unit consumption has been relatively flat for a number of years. However, product innovations and corresponding increased per unit prices have accounted for category growth. The category is extremely competitive with competitors vying for consumer loyalty and retail shelf space.

     With the acquisition of the Edge and Skintimate shave preparation brands, we added U.S. market leading shave preparation products to our wet shave portfolio.

     Schick-Wilkinson Sword, or “SWS,” has gained recognition for its innovation and development of new products designed to improve the shaving experience, including the introduction of the “Intuition” women’s system in 2003, a unique system incorporating a three-bladed razor surrounded by a skin conditioning solid which lathers, shaves and provides extra moisture in one step. In 2003, SWS introduced the “Quattro” men’s shaving system, the first four blade razor system for men. Since then, SWS has continued to introduce a number of extensions and improvements to these flagship systems.

     With the acquisition of Playtex Products, Inc., a leading North American manufacturer and marketer in the skin, feminine and infant care product categories, we added a diversified portfolio of well-recognized branded consumer products.

     In skin care, we market sun care products under the Banana Boat and Hawaiian Tropic brands. We believe these brands, on a combined basis, hold a leading market share in the U.S. sun care category. The sun care category in the U.S. is segmented by product type such as general protection, tanning and babies; as well as by method of application such as lotions and sprays. Playtex competes across this full spectrum of sun care products. We also offer Wet Ones, the leader in the U.S. portable hands wipes category, and Playtex household gloves, the branded household glove leader in the U.S.

     In feminine care, we believe Playtex is the second largest selling tampon brand overall in the U.S. We offer plastic applicator tampons under the Playtex Gentle Glide and Playtex Sport brands, and Playtex Personal Cleansing Cloths, a pre-moistened wipe for feminine hygiene.

     In infant care, we market a broad range of products including bottles, cups, and a full line of mealtime products including plates, utensils and placemats under the Playtex brand name. We also offer a line of pacifiers, including the Ortho-Pro and Binky pacifiers. We believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. The refill liners individually seals diapers in an odor-proof plastic film.

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

     We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, management has taken positions in various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

     Energizer’s products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., Household Products and Personal Care each has a dedicated commercial organization reflecting the scale and importance of these businesses. Since October 1, 2007, the Playtex and SWS sales forces in the U.S. have been combined to form a team focused on our Personal Care product lines. Outside the U.S. and Canada, the commercial teams market our full portfolio of product offerings. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

     Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, in fiscal 2009, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer’s annual sales. For fiscal year 2009, this customer accounted for, in the aggregate, approximately 21.4% of Energizer’s sales. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.

Patents, Technology and Trademarks

     Energizer owns a number of U.S., Canadian and foreign trademarks, which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include “Eveready”, “Energizer”, "Energizer Max", “Energizer UltraPlus”, “Energizer Ultimate”, “Schick”, “Wilkinson Sword”, “Intuition”, “Quattro”, “Xtreme 3”, “Protector”, “Lady Protector”, “Silk Effects”, “ST Slim Twin”, “Exacta”, “Edge”, “Skintimate”, “Banana Boat”, “Hawaiian Tropic”, “Binky”, “Diaper Genie”, “Drop-Ins”, “First Sipster”, “Gentle Glide”, “Sport”, “Get on the Boat”, “HandSaver”, “Insulator”, “Insulator Sport”, “NaturaLatch”, “Natural Shape”, “Ortho Pro”, “Quick Straw”, “QuikBlok”, “Sipster”, “Sport”, “VentAire”, and “Wet Ones”, the Energizer Bunny and the Energizer Man character. As a result of the Playtex acquisition, Energizer also owns royalty-free licenses in perpetuity to the “Playtex” and “Living” trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

     Energizer’s ability to compete effectively in the battery and portable lighting, wet shave, skin care, feminine care and infant care industries depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are significant to its business. These relate primarily to battery product and lighting device improvements, additional battery product features, shaving product improvements and additional features, plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children’s drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, and breast pump products and improvements, and manufacturing processes.

     As of September 30, 2009, Energizer owned (directly or beneficially) approximately 980 unexpired United States patents which have a range of expiration dates from October 2009 to January, 2027, and had approximately 400 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Energizer also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2009, Energizer owned (directly or beneficially) approximately 2,400 foreign patents and had approximately 1,340 patent applications pending in foreign countries.

     Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Energizer cannot be certain that its subsidiaries were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

Seasonality

     Sales and operating profit for Household Products tends to be seasonal, with purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during autumn. In addition, natural disasters such as hurricanes can create conditions that drive increased needs for portable power and spike battery and flashlight sales. The wet shave business does not exhibit significant seasonal variability.

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

     Unit growth in the battery category had been positive for many years, but unit volume declined on a year over year basis over the last two years due primarily to reduced inventory investment by retailers and soft overall category consumption due, in part, to the recent economic downturn. Our principal battery competitors in the U.S. are Duracell International, Inc., a subsidiary of Procter & Gamble Company, and Spectrum Brands, Inc. We believe private-label sales by large retailers have also been growing in significance in some parts of the world. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

     The global shaving products business, comprised of wet shave blades and razors, electric shavers, lotions and creams, is a growing consumer product segment worldwide. The wet shave segment of that business, the segment in which we participate, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets with demographic trends that result in a stable, predictable number of shaving consumers. These markets are expected to rely primarily on new premium priced product introductions for growth as category blade unit consumption has been relatively flat for a number of years. As a result of demographic trends, however, there is a growth trend predicted for the wet shave segment in Latin American, Asian and Eastern European countries. Our principal competitors in the wet shave business worldwide are Procter & Gamble Company, which is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment.

     The markets for skin care, feminine care and infant care products are also highly competitive, characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Its competitors consist of a large number of domestic and foreign companies, including Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Schering-Plough and Johnson & Johnson in skin care, and a variety of competitors in the fragmented infant care market. In feminine care, we believe private label sales by large retailers in the U.S. have been growing.

     We believe we have a significant market position in most geographic markets in which our businesses compete.

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

     It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $9.1 million for estimated liabilities at September 30, 2009, should not be material to the business or financial condition of the Company.

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

Other Matters

     Additional descriptions of the business of Energizer in response to Item 1, and the summary of selected financial data appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, are included in Exhibit 13 attached hereto. This information will also appear in the Energizer Holdings, Inc. 2009 Annual Report.

Item 1A. Risk Factors.

     The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. Energizer may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future.

Energizer faces risks associated with the recent global recession and credit crisis.

     In general, Energizer’s financial results can be significantly affected by negative economic conditions, inflationary or deflationary pressures, high labor or material and commodity costs, and unforeseen changes in consumer demand or buying patterns. These general risks have recently heightened as economic conditions globally deteriorated significantly and may remain at a recessionary level for the foreseeable future. Such economic conditions could have potentially significant impacts on employment levels, consumer demand and credit availability in many countries where Energizer operates, with a direct impact on our sales and profitability, as well as our ability to generate sufficient internal cash flows or access credit at reasonable rates in order to meet future operating expenses and liquidity requirements, fund capital expenditures or repay debt as it becomes due. Tighter credit markets could also result in supplier or customer disruptions.

     The recent economic crisis has caused a number of our retailer customers to reduce their inventories and more critically analyze their inventory management and product offerings, including possibly shifting purchasing patterns to lower-cost options such as private label. Further reduction in inventories beyond current lower levels would negatively impact Energizer’s operating results, and tighter inventory management could result in discontinuation, delisting or reduced distribution of our products. In addition, declining financial performance by certain of our retailer customers could, in addition to reductions in inventories, impact their ability to pay us on a timely basis, or at all. Increasing retailer customer concentration on a global scale as a response to economic conditions could result in reduced sales outlets for our products, greater negotiating pressures on Energizer, and global pricing requirements across markets.

     In light of recent as well as potential future unfavorable economic conditions, Energizer’s earnings performance in the near term may be hampered, and our opportunities to further reduce discretionary spending may be limited, or may have a greater than anticipated negative impact on future sales or brand equity.

Energizer’s failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

     Energizer’s current debt level remains at almost $2.6 billion due primarily to the financing of the Playtex acquisition in fiscal year 2008. Over the next twelve months, we have approximately $100 million of scheduled debt maturities. Our current debt structure, consisting of unsecured notes, revolving credit facilities and term loans with leading financial institutions, all of which are subject to certain debt ratio covenants, and a receivables securitization facility subjects us to certain risks, particularly in light of tightened debt capital markets, banks exerting more leverage in obtaining more favorable terms, and challenges to the solvency of some banks and financial institutions as well as other economic and market developments. Future declines in our operating cash flows or earnings performance as a result of the impact of the recent economic downturn on our customers or consumers, foreign currency movements, or other unanticipated reasons, could negatively impact our ability to reduce outstanding debt as planned, and could hinder our ability to remain in compliance with our debt covenants. In addition, Energizer is subject to interest rate risk for $328.6 million of indebtedness and would be subject to increased interest payments if LIBOR, which is currently at historically low levels, increases. In the event of default under our credit facilities, it is likely that we would be required to seek amendments or waivers under the credit agreements and the private placement note agreements, or to refinance the debt, in whole or in part. Our ability to secure such amendments or waivers, or to refinance the debt, would depend on conditions in the credit markets and our financial condition at the time. There is no assurance that we could obtain such amendments or waivers or effect such refinancing. If amendments, waivers or refinancing were to occur, there can be no assurance that we would be able to do so on terms and conditions similar to our current debt structure. Based on the current credit markets, we anticipate that a refinancing at this time would result in unfavorable credit terms as compared to our current debt package. Other adverse consequences could include:

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

  increase our vulnerability to general adverse economic and industry conditions;

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

  adversely affect our ability to pursue our acquisition strategy;

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

The recent credit crisis may impede Energizer’s ability to successfully access capital markets and ensure adequate liquidity.

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

  develop and fund research and technological innovations,

  receive and maintain necessary intellectual property protections,

  obtain governmental approvals and registrations,

  comply with governmental regulations, and

  anticipate consumer needs and preferences successfully.

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

     The industries in which Energizer operates, including battery, portable lighting products, wet shave, skin care, feminine care and infant care, are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and limited retail shelf space.

     As product placement, facings and shelf-space are at the sole discretion of our retailer customers, and often impacted by competitive activity, the visibility and availability of our full portfolio of products can be limited. Our retailer customers have increasingly sought to obtain pricing concessions or better trade terms, and because of the highly competitive environment in which we operate as well as increasing retailer concentration, their efforts can be successful, resulting in either reduction of our margins, or our relative disadvantage to lower cost competitors. Competitors may also be able to obtain exclusive distribution at particular retailers, or favorable in-store placement, resulting in a negative impact on our sales.

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

  Loss of key retailer customers to competitors may erode Energizer’s market share; and

  Reductions in advertising and promotional spending by Energizer in reaction to reduced consumer demand and the recent economic downturn could impact retailer decisions regarding our product offerings and limit our access to shelf space, as well as our ability to expand distribution to new retailer customers.

In addition, private label brands sold by retail chains, which are typically sold at lower prices, are an increasing source of competition.

     Our ability to compete in the industries in which we operate is directly dependent upon the continuing reputation and success of our brands, particularly the “Energizer”, “Schick”, “Wilkinson Sword”, “Edge”, “Skintimate”, “Playtex”, “Diaper Genie”, “Wet Ones”, “Banana Boat” and “Hawaiian Tropic” brands. The success of these brands can suffer if our marketing plans or new product offerings do not have the desired impact on our brand’s image or ability to attract consumers. Further our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.

Category growth and performance of the product categories in which we compete may be impacted by economic conditions, changes in technology, and device trends, which could directly impair Energizer’s operating results and growth prospects.

     In light of recent recessionary conditions, consumers appear to have reduced primary battery purchases, or shifted purchases to lower cost private label or carbon zinc batteries, or to lower margin, larger package sizes. Similarly, consumers appear to have shifted purchases from our branded Personal Care products to private label goods. Continuing improvements in size and shape, recharge time, and duration of discharge for rechargeable batteries have increased the utilization of such batteries in portable electronic devices; however, fewer of such devices are designed to utilize our batteries and other socket insert batteries. These device trends may negatively impact consumption of our products in the future and indicate long-term negative category trends for primary and rechargeable batteries. Development and commercialization of new battery or personal care technologies not available to Energizer could also negatively impact our results and prospects.

Changes in foreign, cultural, political and financial market conditions could impair Energizer’s international operations and financial performance.

     Energizer’s businesses are currently conducted on a worldwide basis, with almost half of our sales in 2009 arising from foreign countries, and a significant portion of our production capacity located overseas. Consequently, Energizer is subject to a number of significant risks associated with our subsidiaries doing business in foreign countries, including:

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

  hyperinflationary conditions in certain economies;

  political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;

  legal and regulatory constraints;

  tariffs and other trade barriers; and

  difficulty in enforcing contractual and intellectual property rights.

Currency fluctuations may significantly increase Energizer’s expenses and affect the results of operations as well as the carrying value of international assets on the balance sheet, especially where the currency is subject to intense political and other outside pressure.

     Almost 50% of Energizer’s sales in 2009 were denominated in local currencies but reported in U.S. dollars, and the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. Additionally, while sales are made in local currency, a high percentage of product costs for our foreign operations are denominated in U.S. dollars. As a result of the recent global economic crisis, exchange rates have been extremely volatile, including in significant devaluations of local currencies against the U.S. dollar in early fiscal 2009 followed by a more gradual weakening of the U.S. dollar in the latter half of fiscal 2009. Changes in currency exchange rates may also affect the relative prices at which Energizer and our foreign competitors sell products in the same market and the relative prices at which Energizer purchases materials and services in foreign markets. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

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

     Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 21.4% of net sales in fiscal 2009. Generally, sales to Wal-Mart and our other top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability.

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

  our operations are subject to taxation by federal, state, local and foreign taxing authorities;

  in foreign countries where we manufacture or sell our products, we are subject to similar regulation, and in the U.S. by state and local authorities; and

  our selling practices are regulated by competition authorities in the U.S. and abroad.

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

     Our effective tax rate in any year can be significantly impacted by legislative or regulatory changes by taxing authorities, as well as by the profitability or losses of Energizer's various subsidiary operations in both high-tax and low-tax countries. In the United States, as the federal government, as well as state and local governments, struggle with the ongoing economic crisis and large budget deficits, or adopt new governmental welfare or stimulus programs, it is possible that substantial increases in corporate tax rates could be implemented.

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

     We currently operate a number of manufacturing and packaging facilities worldwide for our Household Products and Personal Care businesses. Operations at such facilities may be subject to disruption for a variety of reasons, including:

  Availability of raw materials;

  work stoppages or other labor disputes;

  industrial accidents or other occupational health and safety issues;

  disruptions in logistics;

  loss or impairment of key manufacturing sites;

  raw material and product quality or safety issues;

  licensing requirements and other regulatory issues; and

  acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters.

Although we have contingency plans in place, and our multiple facilities and third-party suppliers can provide alternative sources of product supply in the event of manufacturing disruptions, if a major disruption were to occur, it could result in harm to people, property or the natural environment, delays in shipments of products to customers or suspension of operations.

Energizer’s business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.

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

     Energizer relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. In particular, our trademarks are of material importance to our business and are among our most important assets. In fiscal 2009, substantially all of our total revenues were from products bearing proprietary trademarks and brand names. Accordingly, our future success may depend in part upon the goodwill associated with our trademarks and brand names. In addition, Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are significant to our business.

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

The cost reduction steps taken by Energizer may have weakened our competitive position.

     Energizer has taken what we believe to be prudent measures during fiscal 2009 to reduce costs during the recent economic downturn to preserve our profitability. These steps have included reductions in advertising and promotional spending and overhead expenses. As a result, the visibility of many of Energizer’s products has decreased during this period. Although Energizer believes that such reductions have not harmed our business, no assurance can be given that our competitive position has not weakened. Further, if the economic downturn were to continue and result in further revenue pressures, Energizer cannot assure you that we would be able to effect further cost reductions without resulting in such harm.

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

The success of Energizer’s acquisition of the “Edge” and “Skintimate” shave preparation brands could be impacted by a number of risks specific to the brands, and our ability to successfully cross-market the shave preparation brands with our existing wet shave business may not be realized.

     We believe that the acquisition of the “Edge” and “Skintimate” shave preparation brands from SCJ offers opportunities for joint marketing with our “Schick” and “Wilkinson Sword” wet shave business. However, the shave preparation business brands have suffered significant market share declines over the past ten years, and there can be no assurance that we will be able to stabilize and grow market share. Further, our product costs may be significantly higher than those of SCJ, and margins could be significantly negatively impacted. In addition, we may not be able to realize the anticipated benefits from combining the shave preparation brands with our wet shave business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired business, and the diversion of management’s attention from other business concerns. The acquired brands could also suffer additional market share loss during the transition period following closing as our sales, marketing and supply chain operations assume responsibility for the shave preparation brands. Support of the brands could also require greater than anticipated expenditures, including advertising and promotional support. Any inability by us to integrate and manage the shave preparation brands in a timely and efficient manner, any inability to achieve the anticipated benefits of the acquisition in the time frame we anticipate, or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations and cash flow.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

     We have completed three significant acquisitions since becoming an independent company in 2000. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

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

     Additional descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION are included in Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2009 Annual Report to Shareholders.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties

     A list of Energizer’s principal plants and facilities as of the date of filing follows. Energizer believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business. During the fiscal year ended September 30, 2009, for Energizer Household Products, alkaline manufacturing facilities were utilized on average 60%, based on an essentially 100% 7/24 mode. Energizer’s carbon zinc facilities were utilized on average at approximately 66%. Energizer Personal Care manufacturing facilities for the skin care, feminine care and infant care businesses were utilized, on average, at approximately 57% of capacity, while the facilities for the wet shave business were utilized, on average, at approximately 80%.

HOUSEHOLD PRODUCTS
North America	Asia
Asheboro, NC (2)	Bogang, People’s Republic of China (1)(9)
Bennington, VT	Cimanggis, Indonesia
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Johor, Malaysia
Maryville, MO	Jurong, Singapore (8)
St. Albans, VT	Mandaue Cebu, Philippines (1)
Walkerton, Ontario, Canada (5)	Tianjin, People’s Republic of China (1)
Westlake, OH (3)
Africa
Europe	Alexandria, Egypt
La Chaux-de-Fonds, Switzerland	Nakuru, Kenya (4)
Tanfield Lea, U.K. (1)

PERSONAL CARE

North America	Europe
Milford, CT	Solingen, Germany
Dover, DE (6)
Sidney, OH (7)	South America
Ormond Beach, FL	Caracas, Venezuela (1)
Allendale, NJ (1)(3)

Asia
Guangzhou, People’s Republic of China (1)

ADMINISTRATIVE AND
EXECUTIVE OFFICES	Mississauga, Ontario, Canada (1)
St. Louis, Missouri (1)
Shelton, CT (1)

     In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased (2) Two plants and separate packaging facility(3) Research facility (4) Less than 20% owned interest(5) Bulk packaging or labeling (6) Three facilities, one of which is leased (7) Two facilities, one of which is leased (8) Facility is owned, but land is leased (9) Two facilities.

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

Item 4a. Executive Officers Of The Registrant.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2009.

Ward M. Klein- Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 54.

Joseph McClanathan- President and Chief Executive Officer, Energizer Household Products since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Energizer Battery from 2004 to 2007, and President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 57.

David P. Hatfield – President and Chief Executive Officer, Energizer Personal Care since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Schick-Wilkinson Sword from April to November, 2007, as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, as Vice President, North American and Global Marketing, from 1999 to 2004. Age: 49.

Daniel J. Sescleifer- Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 47.

Gayle G. Stratmann- Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 53.

Peter J. Conrad- Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 49.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     ENR Stock is listed on the New York Stock Exchange. As of September 30, 2009, there were approximately 12,000 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for ENR Stock for the period from October 1, 2007 to September 30, 2009. No dividends were declared or paid on ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2010.

Market Price Range

	FY2008			FY2009
First Quarter	$99.20	-	$119.60	$30.36	-	$82.90
Second Quarter	$85.01	-	$113.25	$37.57	-	$58.43
Third Quarter	$71.25	-	$93.85	$47.90	-	$60.61
Fourth Quarter	$66.35	-	$90.00	$51.18	-	$69.11

     There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

     No shares of common stock were purchased during the quarter ended September 30, 2009.

*$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The graph above matches Energizer Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from September 30, 2004 to September 30, 2009.

Item 6. Selected Financial Data.

     See “ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION” included as part of Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2009 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     See  the information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" included as part of Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2009 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      See the information appearing under "ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions" included as part of Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2009 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements of Energizer and its subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP, and the supplementary data under "ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)” are included as part of Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2009 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Ward M. Klein, Energizer’s Chief Executive Officer, and Daniel J. Sescleifer, Energizer’s Executive Vice President and Chief Financial Officer, evaluated Energizer’s disclosure controls and procedures as of September 30, 2009, the end of the Company’s 2009 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that during the Company’s fourth fiscal quarter of 2009 there were no changes which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

      Management’s Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm of the Energizer Holdings, Inc. is included as part of Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2009 Annual Report to Shareholders.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item, which will be in our Proxy Statement under the captions “Information About Nominees and Other Directors,” “Board of Directors Standing Committees,” and “Committee Charters, Governance and Codes of Conduct,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2009, is hereby incorporated by reference.

     The rules of the Securities and Exchange Commission require that the Company disclose late filings of reports of stock ownership and changes in stock ownership by its directors and executive officers. To the best of the Company’s knowledge, all of the filings for the Company’s executive officers and directors were made on a timely basis in 2009.

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

Item 11. Executive Compensation.

     The information required by this item, which will be in our Proxy Statement under the caption ”Executive Compensation,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2009, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item, which will be in our Proxy Statement under the captions “Stock Ownership Information” and "Common Stock Ownership of Directors and Executive Officers," which will be filed within 120 days of the end of the fiscal year ended September 30, 2009, is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity
Compensation Plans as of September 30, 2009

	(a)	(b)	(c)
	Number of	Weighted-average	Number of
	Securities	exercise price of	securities
Plan Category	to be issued upon	outstanding	remaining available
	exercise of	options,	for future issuance
	outstanding	warrants and rights	under equity
	options,		compensation
	warrants and rights		plans (excluding
securities reflected
in column
(a), and as noted
below.)
Equity compensation	3,403,203	$33.06	3,413,523
plans approved by
security holders
Equity compensation	None	NA	None
plans not approved
by security holders
Total	3,403,203	$33.06	3,413,523

Note: the number of securities to be issued upon exercise of outstanding options, warrants and rights shown above, as of September 30, 2009, includes 2,087,894 restricted stock equivalents which have been granted under the terms of the shareholder-approved Energizer Holdings, Inc. 2000 Incentive Stock Plan and 2009 Incentive Stock Plan, Energizer’s only equity compensation plans (other than benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code). Upon approval by shareholders in January, 2009 of the terms of the 2009 Incentive Stock Plan, no further equity awards may be made under the terms of the 2000 Incentive Stock Plan. As a result, the number of securities available for future issuance, as shown in column (c) above, reflect only securities available under the 2009 Incentive Stock Plan. Under the terms of that plan, any awards other than options, phantom stock options or stock appreciation rights are to be counted against the reserve available for issuance in a 1.95 to 1 ratio. Since September 30, 2009, an additional 751,822 restricted stock equivalents and 266,750 options have been granted under the terms of that Plan, 385,709 of the outstanding equivalents as of September 30, granted under either plan, have vested and converted into outstanding shares of ENR Stock, and 350,309 of the outstanding equivalents as of that date, granted under either plan, have subsequently been forfeited and will not convert into outstanding shares of ENR Stock. 1,285,284 of the aggregate outstanding equivalents under both plans either (i) vest over varying periods of time following grant, and at that time, convert, on a one-for-one basis, into shares of ENR Stock, or (ii) have already vested but conversion into shares of ENR Stock has been deferred, at the election of the recipient, until retirement or termination of employment. An additional 821,364 equivalents granted in 2007, 2008 and 2009 will vest only upon achievement of 3-year performance measures. The weighted average exercise price in column (b) does not take into account securities which will be issued upon conversion of outstanding restricted stock equivalents.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item, which will be in our Proxy Statement under the captions “Director Independence” and “Certain Relationships and Related Transactions,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2009, is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     The information required by this item, which will be in our Proxy Statement under the caption “Ratification of Appointment of Independent Auditor,” which will be filed within 120 days of the end of the fiscal year ended September 30, 2009, is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Documents filed with this report:
	a.	Financial statements included as Exhibit 13 attached hereto:
- Report of Independent Registered Public Accounting Firm.
- Consolidated Statements of Earnings -- for years ended September 30, 2009, 2008 and 2007.
- Consolidated Balance Sheets -- at September 30, 2009 and 2008.
- Consolidated Statements of Cash Flows -- for years ended September 30, 2009, 2008, and 2007.
- Consolidated Statements of Shareholders’ Equity -- at September 30, 2009, 2008 and 2007.
- Notes to Consolidated Financial Statements.

	b.	Exhibits Required by Item 601 of Regulation S-K(listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K)

		(i)	The following exhibits are hereby incorporated by reference to Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000.

			2	Agreement and Plan of Reorganization
			3(i)	Articles of Incorporation of Energizer Holdings, Inc.
			4	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent
			10(viii)	Tax Sharing Agreement

	10(xi)	Energizer Holdings, Inc. Incentive Stock Plan*
	10(xii)	Form of Indemnification Agreements with Executive Officers and Directors*
	10(xiii)	Executive Savings Investment Plan*
	10(iv)	Executive Health Insurance Plan*
	10(v)	Executive Long Term Disability Plan*
	10(xvi)	Financial Planning Plan*
	10(xvii)	Executive Group Personal Excess Liability Insurance Plan*
	10(xviii)	Executive Retiree Life Plan*
	10(xix)	Supplemental Executive Retirement Plan*

(ii)	The following exhibit is hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.
	10(ii)	Form of Non-Qualified Stock Option dated May 8, 2000*

(iii)	The following exhibit is hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000.
	10(i)	Form of Non-Qualified Stock Option dated November 20, 2000*

(iv)	The following exhibits are hereby incorporated by reference to Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2002.
	10(i)	Form of Non-Qualified Stock Option dated September 23, 2002*
	10(ii)	Form of Non-Qualified Stock Option dated September 23, 2002*

(v)	The following exhibits are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002.
	10(i)	Form of Non-Qualified Stock Option dated January 27, 2003*
	10(vi)	Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc.

(vi)	The following exhibit are hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003.
	10(ii)	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003*
	10(iii)	Form of Non-Qualified Stock Option dated May 19, 2003*
	10(viii)	Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003

(vii)	The following exhibit is hereby incorporated by reference to Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2003.
	10(i)	Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003.

(viii)	The following exhibit is hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2003.
	10(i)	Form of Non-Qualified Stock Option dated January 26, 2004*

(ix)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated October 20, 2004.
	10(i)	Form of Non-Qualified Stock Option dated October 19, 2004*

(x)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated November 10, 2004.
	10(i)	Note Purchase Agreement dated as of November 1, 2004.

(xi)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated November 16, 2004.
	10(i)	U.S. Syndicated Credit Agreement dated November 16, 2004.

(xii)	The following exhibits are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated January 14, 2005.
	10(i)	Form of Non-Qualified Stock Option dated January 14, 2005*
	10(ii)	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005*

(xiii)	The following exhibits are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated January 25, 2005.
	10(i)	Form of Non-Qualified Stock Option dated January 25, 2005*
	10(iii)	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy*

(xiv)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated August 24, 2005.
	10(i)	2005 Singapore Credit Facility Agreement.

(xv)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated September 29, 2005.
	10(i)	2005 Note Purchase Agreement dated September 29, 2005.

(xvi)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated July 6, 2006.
	10(1)	2006 Note Purchase Agreement dated July 6, 2006.

(xvii)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated July 13, 2007.
	2(1)	Agreement and Plan of Merger among Energizer Holdings, Inc., ETKM, Inc., and Playtex Products, Inc. dated July 12, 2007.

(xviii)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated September 14, 2007.
	10(1)	Term Loan Credit Agreement dated September 14, 2007.

(xix)	The following exhibit is hereby incorporated by reference to Energizer’s Annual Report on Form 10-K for the year ended September 30, 2008.
	10(1)	Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated October 28, 2008.*

(xx)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 10, 2007.
	10(1)	Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxi)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated October 15, 2007.
	10(1)	Form of 2007 Note Purchase Agreement dated October 15, 2007.

(xxii)	The following exhibits are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of October 13, 2008.
	10.1	Form of 2008 Performance Restricted Stock Equivalent Agreement.*
	10.2	Amended Executive Officer Bonus Plan*

(xxiii)	The following exhibits are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of November 3, 2008.
	10	Form of Indemnification Agreement between Energizer Holdings, Inc. and W. Klein.*

(xxiv)	The following exhibits are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of December 31, 2008.*
	10(1)	Form of Change of Control Employment Agreements, as amended January 28, 2008*
	10(2)	Energizer Holdings, Inc. 2000 Incentive Stock Plan, as amended.
	10(3)	Form of Amendment to Certain Restricted Stock Equivalent Award Agreements.

(xxv)	The following exhibit is hereby incorporated by reference to Energizer’s Registration Statement on Form S-8 filed February 2, 2009.
	10	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009.*

(xxvi)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of February 6, 2009.
	10	Form of Performance Restricted Stock Equivalent Award Agreement.*

(xxvii)	The following exhibits are hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of May 8, 2009.
	10.1	Third Amended and Restated Receivables Purchase Agreement dated as of May 4, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Gotham Funding Corporation, as a conduit, and Victory Receivables Corporation as a conduit.
	10.2	Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement dated as of May 5, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent.

(xxviii)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of May 11, 2009.
	2.1	Asset Purchase Agreement, dated as of May 11, 2009, is by and between S.C. Johnson & Son, Inc., a Wisconsin corporation and Energizer Holdings, Inc.

(xxix)	The following exhibit is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of May 14, 2009.
	1.1	Underwriting Agreement dated May 14, 2009.

(xxx)	The following exhibit is hereby incorporated by reference to Energizer’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
	3.1	Energizer Holdings, Inc. Amended Bylaws, restated as of May 14, 2009.

(xxxi)	The following exhibits and the summary of the Company’s 2010 Annual Cash Bonus Award Program and 2010 Executive Officer salaries, are hereby incorporated by reference to Energizer’s Amended Current Report on Form 8-K dated as of October 12, 2009.*
	10.1	Form of Performance Restricted Stock Equivalent Award Agreement.
	10.2	Form of Restricted Stock Equivalent Award Agreement.
	10.3	Form of Retention Stock Option Award.

(xxxii)	The summary of revisions to the Company’s director compensation program, and the resolution authorizing personal use of corporate aircraft by the chief executive officer, is hereby incorporated by reference to Energizer’s Current Report on Form 8-K dated as of November 2, 2009.*

13	The information set forth under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, “Summary Selected Historical Financial Information”, “Management’s Report on Internal Control Over Financial Reporting”, “Report of Independent Registered Public Accounting Firm”, “Consolidated Statements of Earnings and Comprehensive Income”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Shareholders Equity”, “Notes to Consolidated Financial Statements”, and “Quarterly Financial Information (Unaudited)”, which will appear in the Energizer Holdings, Inc. 2009 Annual Report to be mailed to Shareholders on December 10, 2009 is incorporated herein by reference and filed herewith.

21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31(i)	Section 302 Certification of Chief Executive Officer
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
32(i)	Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

*Denotes a management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT AND SCHEDULES

The consolidated financial statements of the Registrant have been included as Exhibit 13 to this  Annual Report on Form 10-K. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
By
Ward M. Klein
Chief Executive Officer

Date: November 25, 2009

Signature	Title
/s/Daniel J. Sescleifer
Daniel J. Sescleifer	Executive Vice President and Chief Financial Officer
/s/John J. McColgan
John J. McColgan	Vice President and Controller
/s/J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/R. David Hoover
R. David Hoover	Director
/s/John E. Klein
John E. Klein	Director
/s/Richard A. Liddy
Richard A. Liddy	Director
/s/W. Patrick McGinnis
W. Patrick McGinnis	Director

Joe R. Micheletto	Director
/s/Pamela Nicholson
Pamela Nicholson	Director
/s/John R. Roberts
John R. Roberts	Director
/s/John C. Hunter
John C. Hunter	Director
/s/Bill G. Armstrong
Bill G. Armstrong	Director