Form 10-K/A
period 2009-09-30
ENERGIZER HOLDINGS INC
filed 2009-12-03
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K/A

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

3. Portions of Energizer Holdings, Inc. Annual Report on Form 10-K filed on November 25, 2009.

Explanatory Note:

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Energizer Holdings, Inc. for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission on November 25, 2009 for the sole purpose of furnishing Exhibit 21, List of Subsidiaries, which was inadvertently omitted from the filing. There are no other amendments or modifications to the original Annual Report on Form 10-K included in this amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits and Financial Statements are hereby incorporated by reference from Item 15 to Energizer’s Annual Report on Form 10-K filed November 25, 2009. In addition, the following exhibits are filed herewith:

21	Subsidiaries of Registrant
31(i)	Section 302 Certification of Chief Executive Officer
31(ii)	Section 302 Certification of Executive Vice President and Chief Financial Officer
32(i)	Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS,
INC.
By
Ward M. Klein
Chief Executive Officer

Date: December 3, 2009

Signature	Title
/s/Daniel J. Sescleifer
Daniel J. Sescleifer	Executive Vice President and Chief Financial Officer
/s/John J. McColgan
John J. McColgan	Vice President and Controller
/s/J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/R. David Hoover
R. David Hoover	Director
/s/John E. Klein
John E. Klein	Director
/s/Richard A. Liddy
Richard A. Liddy	Director
/s/W. Patrick McGinnis
W. Patrick McGinnis	Director

Joe R. Micheletto	Director
/s/Pamela Nicholson
Pamela Nicholson	Director
/s/John R. Roberts
John R. Roberts	Director
/s/John C. Hunter
John C. Hunter	Director
/s/Bill G. Armstrong
Bill G. Armstrong	Director

List of Subsidiaries
Exhibit 21

	Subsidiary Name	Jurisdictions of Incorporation	Percentage of Control

	Energizer Argentina S.A.	Argentina	100%
	Energizer Australia Pty. Ltd.	Australia	100%
*	Playtex Products (Australia) Pty. Ltd.	Australia	100%
	Energizer Group Austria Handels GmbH	Austria	100%
	Energizer Sales Ltd.	Barbados	100%
	Energizer Group Belgium N.V.	Belgium	100%
	Energizer Insurance Company Ltd.	Bermuda	100%
	Energizer Group do Brasil Imp.Exp.Com.Ltd.	Brazil	100%
*	Energizer do Brasil Ltda.	Brazil	100%
	Smile-Tote, Inc.	California	100%
	Energizer Canada Inc.	Canada	100%
	Energizer Cayman Islands Limited	Cayman Islands	100%
	Schick Cayman Islands Limited	Cayman Islands	100%
	Eveready de Chile S.A.	Chile	100%
	Energizer (China) Co., Ltd.	China	100%
	Schick (Guangzhou) Company Ltd.	China	100%
	Eveready de Colombia, S.A.	Colombia	100%
+	ECOBAT s.r.o.	Czech Republic	16.66%
	Energizer Czech spol.sr.o.	Czech Republic	100%
	Energizer Asia Pacific, Inc.	Delaware	100%
	Energizer Batteries, Inc.	Delaware	100%
	Energizer Battery, Inc.	Delaware	100%
	Energizer International, Inc.	Delaware	100%
	Energizer Middle East and Africa Limited	Delaware	100%
	Energizer (South Africa) Ltd.	Delaware	100%
	Eveready Battery Company, Inc.	Delaware	100%
	Energizer Battery Manufacturing, Inc.	Delaware	100%
	Energizer Personal Care, LLC	Delaware	100%
	Energizer Receivables Funding Corporation	Delaware	100%
	Energizer Group, Inc.	Delaware	100%
	Energizer-Schick Taiwan Ltd.	Delaware	100%
	Playtex Products, LLC	Delaware	100%
	Playtex Manufacturing, Inc.	Delaware	100%
	Playtex Investment Corp.	Delaware	100%
	Playtex Marketing Corp.	Delaware	50%
	Schick Manufacturing, Inc.	Delaware	100%
	Sun Pharmaceuticals, LLC	Delaware	100%
	Tanning Research Laboratories, LLC	Delaware	100%
	TH Marketing Corp.	Delaware	100%
	Energizer Group Dominican Republic S.A	Dominican Republic	100%

	Eveready Ecuador C.A.	Ecuador	100%
	Energizer Egypt S.A.E.	Egypt	70.02%
	Schick Egypt LLC	Egypt	100%

	Hawaiian Tropic Europe, Inc.	Florida	100%
+	COREPILE S.A.	France	20%
	Energizer Group France SAS	France	100%
	Energizer Deutschland G.m.b.H. & Co. KG	Germany	100% Partnership
	Energizer Finanzierungs GbR	Germany	100% Partnership
	Energizer Management Holding Verwaltungs GmbH	Germany	100%
	Wilkinson Sword GmbH	Germany	100%
+	AFIS, S.A.	Greece	40%
	Energizer Hellas A.E.	Greece	100%
	Energizer Hong Kong Limited	Hong Kong	100%
	Eveready Hong Kong Company	Hong Kong	100% Partnership
	Schick Asia Limited	Hong Kong	100%
	Sonca Products Limited	Hong Kong	100%
	Energizer Hungary Trading Ltd.	Hungary	100%
+	RE'LEM Public Benefit Company	Hungary	33.3%
*	EBC (India) Company Private Limited	India	100%
*	Energizer India Private Limited	India	100%
	PT Energizer Indonesia	Indonesia	100%
	Energizer Ireland Limited	Ireland	100%
	Energizer Group Italia S.p.A.	Italy	100%
	Schick Japan K.K.	Japan	100%
	Eveready East Africa Limited	Kenya	10.51% (Public)
	Energizer Korea Ltd.	Korea	100%
	Energizer Malaysia SDN.BHD.	Malaysia	80%
	Eveready de Mexico S.A. de C.V.	Mexico	100%
	Energizer Group Holland B.V.	Netherlands	100%
	Tropria Holding B.V.	Netherlands	100%
	Energizer NZ Limited	New Zealand	100%
	Carewell Industries, Inc.	New York	100%
	Schick & Energizer Peru S.A.	Peru	100%
	Energizer Philippines, Inc.	Philippines	100%
	Energizer Group Polska Sp. zo.o	Poland	100%
+	REBA Organizacja Odzysku S.A.	Poland	20%
+	ECOPILHAS LDA.	Portugal	16.66%
	Energizer Group Portugal Unipessoal, Lda.	Portugal	100%
	Energizer Puerto Rico, Inc.	Puerto Rico	100%
	Energizer LLC	Russia	100%
	Energizer Asia Investments Pte. Ltd.	Singapore	100%
	Energizer Singapore Pte. Ltd.	Singapore	100%
	Energizer Slovakia, Spol.Sr.O.	Slovak Republic	100%
	Energizer Group España S.A.	Spain	100%
	Energizer Lanka Limited	Sri Lanka	69.91% (Public)
	Energizer Group Sweden AB	Sweden	100%
	Energizer SA	Switzerland	100%
	Energizer (Thailand) Limited	Thailand	100%
*	Wilkinson Sword Tras Urunleri Ticaret Limited Sirketi	Turkey	100%
	Berec Overseas Investments Limited	United Kingdom	100%
	Energizer Financial Service Centre Ltd.	United Kingdom	100%
	Energizer Holdings UK Co. Limited	United Kingdom	100%

	Energizer Investments UK Limited	United Kingdom	100%
	Energizer Group Limited	United Kingdom	100%
	Energizer Trust Limited	United Kingdom	100%
	Ever Ready Limited	United Kingdom	100%
	Wilkinson Sword Limited	United Kingdom	100%
*	Wilkinson Sword (1999) Limited	United Kingdom	100%
*	EBC Uruguay, S. A.	Uruguay	100%
	Eveready de Venezuela, C.A.	Venezuela	100%
	Energizer Group Venezuela C.A.	Venezuela	100%

* In liquidation/in process of dissolution/closing/merger
+ Non-profit corporation