Form 10-Q
period 2009-12-31
ENERGIZER HOLDINGS INC
filed 2010-01-29
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2009

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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on January 19, 2010: 69,829,470

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2009	2008
Net sales	$1,176.7	$1,042.5
Cost of products sold	616.5	529.0
Gross profit	560.2	513.5

Selling, general and administrative expense	184.0	174.0
Advertising and promotion expense	88.7	97.1
Research and development expense	21.4	19.9
Interest expense	32.0	39.0
Other financing items, net	35.6	20.9
Earnings before income taxes	198.5	162.6
Income tax provision	72.8	51.6
Net earnings	$125.7	$111.0

Basic earnings per share	$1.80	$1.90
Diluted earnings per share	$1.78	$1.88

Consolidated Statements of Comprehensive Income:

Net earnings	$125.7	$111.0
Other comprehensive income, net of tax
Foreign currency translation adjustments	(35.0)	(34.6)
Pension/Postretirement activity, net of tax of
$(0.3) and $1.3 in fiscal 2010 and 2009,
respectively	(0.4)	5.3
Deferred gain/(loss) on hedging activity, net of tax
of $4.7 and $(0.4) in fiscal 2010 and 2009,
respectively	8.6	(0.9)
Total comprehensive income	$98.9	$80.8

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

	December 31,	September 30,
	2009	2009
Assets

Current assets
Cash and cash equivalents	$408.2	$359.3
Trade receivables, less allowance for doubtful
accounts of $11.4 and $11.3, respectively	922.3	810.0
Inventories	590.0	667.3
Other current assets	274.2	289.2
Total current assets	2,194.7	2,125.8
Property, plant and equipment, net	853.4	863.4
Goodwill	1,323.2	1,326.2
Intangible assets, net	1,783.5	1,788.6
Other assets	43.3	45.0
Total	$6,198.1	$6,149.0

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$196.0	$101.0
Notes payable	173.2	169.1
Accounts payable	192.1	231.6
Other current liabilities	639.9	657.8
Total current liabilities	1,201.2	1,159.5
Long-term debt	2,192.0	2,288.5
Other liabilities	943.0	938.7
Total liabilities	4,336.2	4,386.7
Shareholders' equity
Common stock	1.1	1.1
Additional paid in capital	1,546.0	1,555.3
Retained earnings	2,088.1	1,963.2
Treasury stock	(1,691.6)	(1,702.4)
Accumulated other comprehensive loss	(81.7)	(54.9)
Total shareholders' equity	1,861.9	1,762.3
Total	$6,198.1	$6,149.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2009	2008
Cash flow from operations
Net earnings	$125.7	$111.0
Non-cash items included in income	92.8	62.9
Other, net	(3.8)	(29.8)
Operating cash flow before changes in working capital	214.7	144.1
Changes in current assets and liabilities used in operations	(117.4)	(120.1)
Net cash from operations	97.3	24.0

Cash flow from investing activities
Capital expenditures	(23.2)	(31.5)
Proceeds from sale of assets	0.2	0.3
Other, net	-	0.1
Net cash used by investing activities	(23.0)	(31.1)

Cash flow from financing activities
Cash payments on debt with original maturities greater than 90 days	(1.5)	(1.5)
Net increase/(decrease) in debt with original maturities of 90 days or less	6.6	(24.6)
Proceeds from issuance of common stock	0.7	0.1
Excess tax benefits from share-based payments	0.8	0.3
Net cash from/(used) financing activities	6.6	(25.7)

Effect of exchange rate changes on cash	(32.0)	(10.5)

Net increase/(decrease) in cash and cash equivalents	48.9	(43.3)
Cash and cash equivalents, beginning of period	359.3	171.2
Cash and cash equivalents, end of period	$408.2	$127.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2009
(Dollars in millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the date of this report, January 29, 2009, and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2009.

Note 1 – Segment note
Operations for the Company are managed via two segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

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

At December 31, 2009, the Company recorded an after-tax charge of $25.5 related to the devaluation of our Venezuela affiliate’s U.S. dollar intercompany payable from the official rate to the parallel rate. The impact reflects the potentially higher local currency cost, which may be required to settle the U.S. dollar payable if our efforts to procure approvals for the conversion of local currency to the U.S. dollar at the official rate remain unsuccessful. This charge is included in Other financing items on the Consolidated Statement of Earnings and is not considered in evaluating segment performance.

Segment sales and profitability for the quarters ended December 31, 2009 and 2008, respectively, are presented below.

	For the quarter ended December 31,
	2009	2008
Net Sales
Household Products	$704.0	$648.0
Personal Care	472.7	394.5
Total net sales	$1,176.7	$1,042.5

	For the quarter ended December 31,
	2009	2008
Profitability
Household Products	$178.8	$155.2
Personal Care	120.2	91.4
Total segment profitability	$299.0	$246.6

General corporate and other expenses	(29.5)	(20.7)
Amortization	(3.4)	(3.4)
Venezuela devaluation	(25.5)	-
Interest and other financing	(42.1)	(59.9)
Total earnings before income taxes	$198.5	$162.6

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales	2009	2008
Alkaline batteries	$445.7	$400.3
Carbon zinc batteries	58.1	55.9
Other batteries and lighting products	200.2	191.8
Wet Shave - Razors/Shave Prep	316.8	245.6
Skin Care	59.8	50.6
Feminine Care	46.2	51.6
Infant Care	49.9	46.7
Total net sales	$1,176.7	$1,042.5

Total assets by segment are presented below:

	December 31,	September 30,
	2009	2009
Household Products	$1,356.8	$1,370.6
Personal Care	1,179.9	1,125.7
Total segment assets	2,536.7	2,496.3
Corporate	554.7	537.9
Goodwill and other intangible assets, net	3,106.7	3,114.8
Total assets	$6,198.1	$6,149.0

Note 2 – Venezuela
At December 31, 2009, the Company determined that the parallel rate was the appropriate rate to use for the translation of our Venezuela affiliate’s financial statements for the purposes of consolidation based on the facts and circumstances of our business, including the fact that the parallel rate is the current method used to settle U.S. dollar invoices for newly imported product. While we continue to pursue the payment of the affiliate’s legacy $40 U.S. dollar intercompany payable via approvals to convert local currency to U.S. dollars at the official rate, we have devalued this payable to the parallel rate at December 31, 2009 given the aging of the payable and the lack of meaningful approvals via the official rate for an extended period. This devaluation resulted in an after-tax charge of $25.5, or $0.36 per diluted share, in the first quarter of fiscal 2010, and reflects the potentially higher local currency cost, which may be required to settle the U.S. dollar denominated intercompany invoices if our efforts to procure approvals for payment via the official rate remain unsuccessful. Additionally, we expect to record a tax benefit related to this devaluation loss of approximately $5, or $0.07 per diluted share, in the second quarter of fiscal 2010 in conjunction with the devaluation of the official exchange rate from 2.15 to 4.30 per U.S. dollar, as announced by Venezuelan authorities in January 2010.

In addition, effective January 1, 2010, the financial statements for our Venezuela subsidiary will be consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. The Venezuela economy exceeded the three year cumulative inflation rate of 100 percent in November 2009. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. It is difficult to determine what, if any, impact the use of highly inflationary accounting for Venezuela may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates (at this time, the parallel rate) between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliate’s balance sheet. At December 31, 2009, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate under highly inflationary accounting was $20.

Note 3 – Restructuring and Related Charges
The Company continually reviews its Household Products and Personal Care business models to identify potential improvements and cost savings. In July 2009, the Board of Directors approved a restructuring plan designed primarily to re-organize and reduce headcount in the Household Products business. The approved plan provided for an offer of a voluntary enhanced retirement option (VERO) to certain eligible hourly and salaried U.S. employees, and the elimination of additional positions as part of a limited involuntary reduction in force (RIF).

In fiscal 2009, total pre-tax charges related to the VERO and RIF were $38.6, which represented employee separation and related costs. Virtually all of these costs in 2009 were recorded in SG&A expense. In the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, payments of $5.8 and $25.7, respectively were made related to the VERO and RIF. We expect that the majority of the remaining payments of $7.1 will be made by the end of the second quarter of fiscal 2010.

The Company believes this restructuring plan was advisable to reduce the Company’s overhead cost structure for its Household Products business. The VERO resulted in the voluntary separation of 289 hourly and 101 salaried U.S. colleagues and the RIF resulted in the termination of 46 colleagues in the U.S. and certain foreign affiliates.

Note 4 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements was $8.2 and $2.6 for the quarters ended December 31, 2009 and 2008, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $3.0 and $0.9 for the quarters ended December 31, 2009 and 2008, respectively.

Restricted Stock Equivalents (RSE)
In October 2009, the Company granted RSE awards to key employees which included approximately 266,300 shares that vest ratably over four years. At the same time, the Company granted two RSE awards to key senior executives. One grant includes approximately 145,900 shares and vests on the third anniversary of the date of grant. The second grant includes approximately 339,700 shares which vests on the date that the Company publicly releases its earnings for its 2012 fiscal year contingent upon the Company’s earnings per share compound annual growth rate (EPS CAGR) for the three year period ending on September 30, 2012. Under the terms of the award, 100% of the grant vests if a three year EPS CAGR of at least 12% is achieved, with smaller percentages vesting if the Company achieves a three year EPS CAGR between 5% and 12%. The total award expected to vest will be amortized over the vesting period.

Options
In October 2009, the Company granted non-qualified stock options to purchase 266,750 shares of ENR stock to certain executives and key employees of the Company. The options vest on the third anniversary of the date of the grant, but may accelerate and become exercisable before that date upon the recipient’s death or disability or upon a change in control. The options remain exercisable for 10 years from the date of grant. However, this term may be reduced under certain circumstances including the recipient’s termination of employment.

Note 5 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2009 and 2008, respectively.

(in millions, except per share data)	Quarter Ended
	December 31,
	2009	2008
Numerator:
Net earnings for basic and dilutive earnings per share	$125.7	$111.0
Denominator:
Weighted-average shares for basic earnings per share	69.7	58.3
Effect of dilutive securities:
Stock options	0.5	0.5
Restricted stock equivalents	0.3	0.3
Total dilutive securities	0.8	0.8
Weighted-average shares for diluted earnings per share	70.5	59.1
Basic earnings per share	$1.80	$1.90
Diluted earnings per share	$1.78	$1.88

At December 31, 2009 and 2008, approximately 1.3 and 0.6 million, respectively, of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing earnings per share), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2009 and December 31, 2009.

	Household	Personal
	Products	Care	Total
Balance at October 1, 2009	$37.1	$1,289.1	$1,326.2
Cumulative translation adjustment	0.1	(3.1)	(3.0)
Balance at December 31, 2009	$37.2	$1,286.0	$1,323.2

Total amortizable intangible assets other than goodwill at December 31, 2009 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames/Brands	$11.7	$(8.1)	$3.6
Technology and patents	53.2	(26.0)	27.2
Customer-related	64.3	(19.4)	44.9
Total amortizable intangible assets	$129.2	$(53.5)	$75.7

The carrying amount of indefinite-lived trademarks and tradenames is $1,707.8 at December 31, 2009, a decrease of $1.4 from September 30, 2009. Changes in indefinite-lived trademarks and tradenames are due primarily to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets is $13.9, $13.5, $13.5, $11.2 and $8.2 for the years ending September 30, 2010 through 2014, respectively.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	Quarter ended December 31,		Quarter ended December 31,
	2009	2008	2009	2008
Service cost	$8.2	$8.0	$0.1	$0.1
Interest cost	12.6	13.2	0.6	0.7
Expected return on plan assets	(15.6)	(15.3)	-	-
Amortization of prior service cost	(1.5)	(0.4)	(0.6)	(0.6)
Amortization of unrecognized net loss	1.9	0.7	(0.4)	(0.1)
Amortization of transition obligation	-	0.1	-	-
Settlement loss recognized	-	3.2	-	-
Net periodic benefit cost	$5.6	$9.5	$(0.3)	$0.1

On December 31, 2008, the FASB issued an accounting standard that will require additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure requirements of the fair value measurements accounting standard. These enhanced disclosures about plan assets will be provided in the Company’s 2010 Annual Report on Form 10-K.

Note 8 – Debt
Notes payable at December 31, 2009 and September 30, 2009 consisted of notes payable to financial institutions with original maturities of less than one year of $173.2 and $169.1, respectively, and had a weighted-average interest rate of 3.3% and 3.5%, respectively.

The detail of long-term debt at December 31, 2009 and September 30, 2009 is as follows:

	December 31,	September 30,
	2009	2009
Private Placement, fixed interest rates ranging from 3.6% to	$1,930.0	$1,930.0
6.6%, due 2010 to 2017
Term Loan, variable interest at LIBOR + 75 basis points, or	458.0	459.5
1.00%, due 2012
Total long-term debt, including current maturities	2,388.0	2,389.5
Less current portion	196.0	101.0
Total long-term debt	$2,192.0	$2,288.5

The Company’s total borrowings were $2,561.2 at December 31, 2009, of which $331.2 is tied to variable interest rates. The Company maintains total committed debt facilities of $3,051.2, of which $477.4 remained available as of December 31, 2009.

During the second quarter of fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.9%.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 3.04 to 1, and the ratio of its EBIT to total interest expense was 4.81 to 1, as of December 31, 2009. Each of the calculations at December 31, 2009 was pro forma for the shave preparation acquisition. The Company anticipates that it will remain in compliance with its debt covenants for the foreseeable future. The negative impact on EBITDA resulting from the VERO and RIF charges in the fourth quarter of 2009 had a negative impact on the ratio of indebtedness to EBITDA as such charges are not excluded from the calculation of EBITDA under the terms of the agreements. The VERO and RIF charges will negatively impact trailing twelve month EBITDA, which is used in the ratio, through the third quarter of fiscal 2010, after which it will roll out of the calculation. Savings from the VERO and RIF programs will somewhat mitigate the negative EBITDA impact of the restructuring charges as they are realized during this time frame, and will remain a positive impact on the ratio going forward. In addition, the Venezuela devaluation charge of $25.5 is also included in the trailing twelve month EBITDA calculation at December 31, 2009, and will negatively impact the ratio of indebtedness to EBITDA for all of fiscal 2010. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

On May 5, 2009, the Company amended and renewed its existing receivables securitization program, under which the Company sells interests in certain accounts receivable, and which provides funding to the Company of up to $200 with two large financial institutions. The sales of the receivables are affected through a bankruptcy remote special purpose subsidiary of the Company, Energizer Receivables Funding Corporation (ERFC). Funds received under this financing arrangement are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. However, borrowings under the program are not considered debt for covenant compliance purposes under the Company’s credit agreements and private placement note agreements. The program is subject to renewal annually on the anniversary date. At December 31, 2009, a total of $147.5 was outstanding under this financing arrangement.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities through 2017 to reduce refinancing risk in any single year and to optimize the use of cash flow for repayment.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2009 are as follows: $196.0 in one year, $221.0 in two years, $756.0 in three years, $175.0 in four years, $220.0 in five years and $820.0 thereafter.

Note 9 – Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2009 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 10 – Financial Instruments Measured At Fair Value
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of December 31, 2009 and September 30, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
	2009	2009	2009	2009	2009	2009	2009	2009
Assets at fair value:
Share Option	$-	$-	$-	$2.0	$-	$-	$-	$2.0
Derivatives - Interest Rate Swap	-	-	1.5	3.4	-	-	1.5	3.4
Derivatives - Commodity	-	-	10.7	6.1	-	-	10.7	6.1
Total Assets at fair value	$-	$-	$12.2	$11.5	$-	$-	$12.2	$11.5

Liabilities at fair value:
Share Option	$-	$-	$1.6	$-	$-	$-	$1.6	$-
Derivatives - Foreign Exchange	-	-	7.4	16.3	-	-	7.4	16.3
Deferred Compensation	-	-	124.8	124.3	-	-	124.8	124.3
Total Liabilities at fair value	$-	$-	$133.8	$140.6	$-	$-	$133.8	$140.6

Effective October 1, 2009, the Company adopted new fair value guidance for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Assets and liabilities subject to this guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities measured at fair value in business combinations. The adoption of this new guidance did not affect our financial position, results of operations or cash flows for the periods presented.

At December 31, 2009, the fair market value of fixed rate long-term debt was $2,019.2 compared to its carrying value of $1,930.0. The book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

At December 31, 2009, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. See the table above for further information on the fair value of these contracts.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheet approximate fair value.

Note 11 – Derivatives and Other Hedging Instruments
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at December 31, 2009 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk — The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Loss was an unrealized pre-tax gain of $10.7 and $6.1 at December 31, 2009 and September 30, 2009, respectively. Over the next twelve months, approximately $9.1 of the gain recognized in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2011. There were 14 open contracts at December 31, 2009.

Foreign Currency Risk — A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the euro, the yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At December 31, 2009 and September 30, 2009, respectively, the Company had an unrecognized loss on these forward currency contracts accounted for as cash flow hedges of $4.7 and $15.3 recognized in Accumulated Other Comprehensive Loss. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2009 levels, over the next twelve months, approximately $5.2 of the loss included in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 33 open contracts at December 31, 2009.

Interest Rate Risk — The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2009, the Company had $631.2 variable rate debt outstanding. During fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years. At December 31, 2009 and September 30, 2009, respectively, the Company had an unrecognized pre-tax gain on these interest rate swap agreements of $1.5 and $3.4 included in Accumulated Other Comprehensive Loss.

Cash Flow Hedges
The Company maintains a number of cash flow hedging programs, as discussed above, to reduce risks related to commodity, foreign currency and interest rate risk. Each of these derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective in offsetting the associated risk.

Derivatives not Designated in Hedging Relationships
The Company holds a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

In addition, the Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any losses on these contracts would be offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk.

The following table provides fair values, and amounts of gains and losses on derviative instruments classified as cash flow hedges as of and for the three months ended December 31, 2009.

		For Three Months Ended
	At December 31, 2009	December 31, 2009
			Gain/(Loss)
		Gain/(Loss)	Reclassified From
Derivatives designated as	Fair Value	Recognized in OCI	OCI into Income
Cash Flow Hedging Relationships	Asset (Liability) (1) (2)	on Derivative (3)	(Effective Portion) (4) (5)
Foreign currency contracts	$(4.7)	$2.4	$(8.2)
Commodity contracts (6)	10.7	7.0	0.1
Interest rate contracts	1.5	(1.9)	-
Total	$7.5	$7.5	$(8.1)

(1)	All derivative assets are presented in other current assets or other assets.
(2)	All derivative liabilities are presented in other current liabilities or other liabilities.
(3)	OCI is defined as other comprehensive income.
(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing, net, commodity contracts in cost of products sold.
(5)
Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the associated risk. The ineffective portion recognized in income was insignificant to the quarter ended December 31, 2009.

(6)
For the quarter ended December 31, 2009, $2.4 of gains associated with the Company's settled commodity contracts were capitalized to inventory. The gain taken to cost of products sold as a result of inventory being sold was $0.1 for the quarter ended December 31, 2009.

The following table provides fair values, and amounts of gains and losses on derviative instruments not classified as cash flow hedges as of and for the three months ended December 31, 2009.

		For Three Months Ended
		December 31, 2009
		Gain (Loss)
Derivatives not designated as	Fair Value	Recognized in Income	Income Statement
Cash Flow Hedging Relationships	Asset (Liability)	on Derivative	Classification
Share option	$(1.6)	$(3.6)	SG&A
Foreign currency contracts	(2.7)	(2.2)	Other financing items, net
Total	$(4.3)	$(5.8)

Note 12 – Supplemental Financial Statement Information

SUPPLEMENTAL BALANCE SHEET INFORMATION:
	December 31,	September 30,
	2009	2009
Inventories
Raw materials and supplies	$73.4	$79.2
Work in process	115.9	119.6
Finished products	400.7	468.5
Total inventories	$590.0	$667.3
Other Current Assets
Miscellaneous receivables	$38.6	$54.3
Deferred income tax benefits	128.7	133.0
Prepaid expenses	74.0	80.9
Other	32.9	21.0
Total other current assets	$274.2	$289.2
Property, Plant and Equipment
Land	$37.7	$37.7
Buildings	273.7	267.4
Machinery and equipment	1,552.4	1,512.0
Construction in progress	120.1	157.7
Total gross property	1,983.9	1,974.8
Accumulated depreciation	(1,130.5)	(1,111.4)
Total net property, plant and equipment	$853.4	$863.4
Other Assets
Pension asset	$6.5	$4.8
Deferred charges and other assets	36.8	40.2
Total other assets	$43.3	$45.0
Other Current Liabilities
Accrued advertising, promotion and allowances	$351.2	$281.2
Accrued salaries, vacations and incentive compensation	61.4	92.3
Returns reserve	23.1	46.6
Other	204.2	237.7
Total other current liabilities	$639.9	$657.8
Other Liabilities
Pensions and other retirement benefits	$277.3	$280.0
Deferred compensation	138.2	141.3
Deferred income tax liabilities	465.1	450.8
Other non-current liabilities	62.4	66.6
Total other liabilities	$943.0	$938.7

Note 13 – Recently issued accounting pronouncements
No new accounting pronouncements issued during the quarter are expected to have a material impact on the Consolidated Financial Statements.

Note 14 – Legal Proceedings/Contingencies
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

     The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended December 31, 2009 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

     Net Earnings for the quarter ended December 31, 2009 were $125.7, or $1.78 per diluted share, compared to $111.0, or $1.88 per diluted share, for the same quarter last year. Earnings per share are down somewhat versus the prior year quarter despite higher net earnings in the fiscal 2010 quarter as an increase in the weighted average shares outstanding as a result of the completion of the sale of an additional 10.9 million common shares on May 20, 2009, reduced diluted earnings per share by $0.35 on a comparative basis. The current quarter includes the following items:
  A charge of $25.5 after-tax, or $0.36 per diluted share, related to the devaluation of our Venezuela affiliate’s U.S. dollar intercompany payable from the official rate to the parallel rate at December 31, 2009. The impact reflects the potentially higher local currency cost required to settle this outstanding U.S. dollar denominated intercompany payable, and
  Integration and other realignment costs of $4.5, after-tax, or $0.07 per diluted share.
The prior year quarter included:
  Integration and other realignment costs of $3.0, after-tax, or $0.05 per diluted share.
     Net sales for the quarter ended December 31, 2009 increased $134.2, or 13%, due, in part, to the impact of currencies, which positively impacted net sales in the first quarter of 2010 by approximately $45 and the inclusion of approximately $34 of net sales for the Edge/Skintimate shave preparation products, which were acquired in the third quarter of fiscal 2009. See the comments on net sales by segment in the Segment Results section below for further details.

     Gross profit for the quarter ended December 31, 2009 increased $46.7, or 9%, due to the favorable impact of currencies of approximately $28 for the quarter. Gross margin as a percent of net sales was 47.6% for the quarter ended December 31, 2009. The gross margin percentage for the quarter was negatively impacted by 30 basis points due to the expected and previously disclosed decline in the profitability of our Venezuela affiliate.

     Selling, general and administrative expense (SG&A) increased $10.0, but was nearly flat exclusive of the unfavorable impact of currencies of approximately $7.

     Advertising and promotion (A&P) expense decreased $8.4, or 9%, for the quarter ended December 31, 2009 due primarily to the timing of spending. As disclosed in the prior quarter, advertising and promotional spending is expected to return to more historical levels, as measured as a percentage of net sales, during fiscal 2010 after a year of lower investment due to the economic downturn. Therefore, as a percent of net sales, our current estimate is that advertising and promotion will increase as a percent of net sales over the remaining nine months of fiscal 2010, with the full year spending currently estimated in the range of 12% of net sales. The amount and timing of A&P expense is subject to change and may vary from period to period due to new product launches, strategic brand support initiatives, the overall competitive environment, and the state of the global economy.

     Research and development expense increased $1.5, or 8%, for the quarter ended December 31, 2009 due to our stated intention to increase investment in support of our innovation initiatives.

     Interest expense was $32.0, a decrease of $7.0, or 18%, as compared to the prior year quarter due primarily to the impact of lower debt outstanding and lower interest costs for variable rate debt.

     Other financing costs were $35.6 at December 31, 2009 including the $25.5 charge related to the previously discussed Venezuela devaluation. Exclusive of this charge, other financing decreased $10.8 as compared to the same quarter in fiscal 2009 due to foreign exchange losses recorded in the first quarter of fiscal 2009 as a result of the significant strengthening of the U.S. dollar at that time.

     Income taxes were $72.8, or 36.7% of pre-tax income for the first quarter of fiscal 2010 as compared to 31.7% for the same quarter in fiscal 2009. The first quarter of fiscal 2010 includes the $25.5 charge related to the Venezuela devaluation, which had no accompanying tax benefit. Exclusive of this charge, the effective tax rate for the first quarter of fiscal 2010 was 32.5%. We expect to record a tax benefit of approximately $5 related to the Venezuela devaluation loss in the second quarter. See the “Recent Development” section below for further information.

     The Company remains on track to deliver the savings expected from the fourth quarter voluntary enhanced retirement option and reduction in force programs. We estimate that total annualized savings for the programs will be approximately $18 to $20 once fully achieved, with approximately $14 of savings expected in fiscal 2010, primarily in the second through fourth quarters.

Recent Development

Venezuela Devaluation

     At December 31, 2009, the Company determined that the parallel rate was the appropriate rate to use for the translation of our Venezuela affiliate’s financial statements for the purposes of consolidation based on the facts and circumstances of our business, including the fact that the parallel rate is the current method used to settle U.S. dollar invoices for newly imported product. While we continue to pursue the payment of the affiliate’s legacy $40 U.S. dollar intercompany payable via approvals to convert local currency to U.S. dollars at the official rate, we have devalued this payable to the parallel rate at December 31, 2009 given the aging of the payable and the lack of meaningful approvals via the official rate for an extended period. This devaluation and the movement to the parallel rate for translation effective December 31, 2009 resulted in:
  We recorded an after-tax charge of $25.5, or $0.36 per diluted share at December 31, 2009 related to the devaluation of the legacy U.S. dollar intercompany payable to the parallel rate. The impact reflects the potentially higher local currency cost, which may be required to settle the U.S. dollar denominated intercompany invoices if our efforts to procure approvals under the official rate continue to remain unsuccessful. This negative impact is in line with the devaluation risk disclosed in the Company’s previous filings. Additionally, we expect to record a tax benefit related to this devaluation loss of approximately $5, or $0.07 per diluted share, in the second quarter of fiscal 2010 in conjunction with the devaluation of the official exchange rate from 2.15 to 4.30 per U.S. dollar, as announced by Venezuelan authorities in January 2010; and
  We expect operating profit for our Venezuela affiliate to be negatively impacted by an estimated $5 to $7 for the remainder of fiscal 2010 due to our adoption of the parallel rate for translation to our consolidated financial statements at December 31, 2009. This is in addition to the Company’s 2009 fiscal year end disclosures, which included a reduction in operating profit for our Venezuela affiliate of approximately $15 to $20 million due to changes in operating activities including the payment of newly imported product using the parallel rate.

     In addition, effective January 1, 2010, the financial statements for our Venezuela subsidiary will be consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. It is difficult to determine what, if any, impact the use of highly inflationary accounting for Venezuela may have on our consolidated financial statements as such impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliate’s balance sheet. At December 31, 2009, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate was approximately $20.

     As noted previously, our Venezuela affiliate has a $40 U.S. dollar intercompany payable. While we have devalued this liability to the parallel rate of 6.00 at December 31, 2009, it remains exposed to further risk from fluctuations in the parallel rate as long as the liability remains an open obligation. An increase in the parallel rate will result in an increase in the local currency value for the liability and a corresponding charge to earnings, while a decrease in the parallel rate will result in a decrease in the local currency value for the liability and a corresponding benefit to earnings. We have no way to predict the direction or magnitude of changes in the parallel rate in the future.

Non-GAAP Financial Measures

     While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as comparisons excluding the impact of currencies and comparative effective tax rate excluding the impact of the Venezuela devaluation charge are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a more meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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

     This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters ended December 31, 2009 and 2008.

Household Products

	Quarter ended December 31,
	2009	2008
Net sales	$704.0	$648.0
Segment profit	$178.8	$155.2

     For the quarter, net sales were $704.0, up $56.0, or 9% versus the same quarter last year, including the impact of favorable currencies of approximately $26. Excluding the impact of favorable currencies, net sales increased approximately $30, or 5%, due to share gains, a more normalized shipment timing for the holidays and a soft prior year comparative. While we were able to realize strong sales growth within the quarter, we believe that the premium alkaline category remains sluggish, with consumption in the U.S. down mid to high single digits as compared to the same quarter last year. Overall pricing and product mix was unfavorable $10 driven by investments in North America and Europe, partially offset by price increases in other areas of the world. Despite the sales growth in the quarter, we remain cautious regarding the battery category as consumption remains sluggish, the category remains competitive and the effect of device trends on the battery category remains difficult to assess due to the economic downturn.

     Segment profit increased $23.6 for the quarter including the impact of approximately $7 of favorable currencies, the positive impact of higher volume and lower advertising and promotion expense. See the disclosures regarding advertising and promotion spending under the heading “Highlights / Operating Results”, earlier in this discussion, for further insight regarding future spending levels.

Personal Care

	Quarter ended December 31,
	2009	2008
Net sales	$472.7	$394.5
Segment profit	$120.2	$91.4

     Net sales for the quarter were $472.7, up $78.2, or 20% versus the same quarter last year. This increase was due primarily to the inclusion of the Edge/Skintimate shave preparation brands, which added approximately $34, and the impact of favorable currencies, which added approximately $19 for the quarter. Excluding these impacts, net sales increased approximately 6%. Wet Shave net sales, excluding the Edge and Skintimate brands, increased 9% on higher disposables and continued momentum in Quattro for Women Trimmer razors and Quattro for Women replacement blades. Skin Care sales increased 14% due to higher shipments of Wet Ones, which is a continuation of recent trends. Infant Care sales increased 5% due to continued growth in Diaper Genie and Cups, partially offset by lower sales of bottles. Finally, Feminine Care sales decreased 12% due to lower shipments in the quarter of Gentle Glide, only partially offset by increases in Sport.

     Segment profit for the quarter was $120.2, up $28.8 or 32% versus the same quarter in the prior year. Excluding the impact of favorable currencies of approximately $9, segment profit increased approximately $20, including approximately $13 in segment profit from the Edge/Skintimate shave preparation brands in the quarter. The balance of the increase was due primarily to lower advertising and promotion (A&P) and overhead spending due to timing. See the disclosures regarding advertising and promotion spending under the heading “Highlights / Operating Results”, earlier in this discussion, for further insight regarding future spending levels.

General Corporate and Other Expenses

	Quarter ended December 31,
	2009	2008
General Corporate Expenses	$22.6	$16.1
Integration	1.7	1.4
General Corporate Expenses with Integration	24.3	17.5
Restructuring and Related Charges	5.2	3.2
General Corporate and Other Expenses	$29.5	$20.7
% of total net sales	2.5%	2.0%

     For the quarter ended December 31, 2009, general corporate and other expenses were $29.5, up $8.8, as compared to $20.7 for the same quarter in fiscal 2009. The prior year quarter included lower compensation-related expenses due, in part, to a reduction in the value of the underlying assets of the Company’s deferred compensation liabilities, due in part to the economic crisis and lower amortization for stock awards. Such compensation-related costs were at more normalized levels for the first quarter of fiscal 2010.

Liquidity and Capital Resources

     Cash flow from operations was $97.3 for the quarter ended December 31, 2009, up $73.3 as compared to the same quarter in the prior year. This increase was due primarily to higher net earnings, as adjusted for non-cash items including translation losses and the impact of a $24.7 payment made in the first quarter of the prior year in conjunction with the Company’s share option contract, which is in place to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. This payment was not repeated in fiscal 2010. The overall change in operating assets and liabilities was not significant for the quarter as compared to the prior year as higher accounts receivable due to increased sales was offset by lower inventory. In addition, the reported cash as of December 31, 2009 was negatively impacted by approximately $28 due to the use of the parallel rate as compared to the official rate for the translation of the Venezuela local currency balance sheet.

     Capital expenditures were $23.2 for the period ended December 31, 2009 and $31.5 for the period ended December 31, 2008. Full year capital expenditures are estimated to be approximately $150 for 2010.

     The Company’s total borrowings were $2,561.2 at December 31, 2009, of which $331.2 is tied to variable interest rates. The Company maintains total committed debt facilities of $3,051.2, of which $477.4 remained available as of December 31, 2009.

     Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 3.04 to 1, and the ratio of its EBIT to total interest expense was 4.81 to 1, as of December 31, 2009. Each of the calculations at December 31, 2009 was pro forma for the Edge/Skintimate shave preparation acquisition. The Company anticipates that it will remain in compliance with its debt covenants for the foreseeable future. The negative impact on EBITDA resulting from the voluntary retirement (VERO) and reduction in force (RIF) charges in the fourth quarter of 2009 had a negative impact on the ratio of indebtedness to EBITDA as such charges are not excluded from the calculation of trailing twelve month EBITDA under the terms of the agreements. The VERO and RIF charges will negatively impact trailing twelve month EBITDA, which is used in the ratio, through the third quarter of fiscal 2010, after which it will roll out of the calculation. Savings from the VERO and RIF programs will somewhat mitigate the negative EBITDA impact of the restructuring charges as they are realized during this time frame, and will remain a positive impact on the ratio going forward. In addition, the Venezuela devaluation charge of $25.5 is also included in the trailing twelve month EBITDA calculation at December 31, 2009, and will negatively impact the ratio of indebtedness to EBITDA for all of fiscal 2010. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

     The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We can provide no assurance that the facility will be renewable on an annual basis, or if renewed, it may be done so on less favorable terms. At December 31, 2009, the Company had total borrowings of $147.5 under this facility.

     The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities through 2017 to minimize refinancing risk in any single year and to optimize the use of free cash flow for repayment.

     No shares of the Company’s common stock were purchased during the quarter. The Company has 8 million shares remaining on the current authorization from its Board of Directors to repurchase its common stock in the future. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

     A summary of Energizer’s significant contractual obligations at December 31, 2009 is shown below:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt, including current maturities	$2,388.0	$196.0	$977.0	$395.0	$820.0
Interest on long-term debt	542.8	114.2	192.1	130.7	105.8
Operating leases	75.3	23.1	26.2	14.9	11.1
Purchase obligations and other (1)	31.8	31.5	0.3	-	-
Total	$3,037.9	$364.8	$1,195.6	$540.6	$936.9

(1)	The Company has estimated approximately $2.8 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of December 31, 2009, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $47 excluding interest and penalties. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table

     The Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2009, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

     In addition, the above contractual obligations table does not include minimum contributions related to the Company’s retirement programs as they are not considered material to the cash flow and liquidity of the Company for any given fiscal year presented. The U.S. pension plans constitute more than 70% of the total benefit obligations and plan assets for the Company’s pension plans. At this time, we do not believe that a minimum pension contribution for the U.S. plan will be required before fiscal 2012, and, we do not believe such a minimum payment, if any, will be material to the Company’s liquidity or cash flow based on current discount rates, expected return on plan assets and plan design.

     The Company believes that cash flows from operating activities and periodic borrowings under existing credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

Market Risk

Currency Rate Exposure

     A significant portion of our product cost is more closely tied to the U.S. dollar and, to a lesser extent, the Euro, than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar and, to a lesser extent, the Euro, results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive and economic environment. Conversely, strengthening of currencies relative to the U.S. dollar and, to a lesser extent, the Euro can improve margins. This margin impact coupled with the translation of foreign operating results to the U.S. dollar, our financial reporting currency, has an impact on reported operating profits. Changes in the value of local currencies in relation to the U.S. dollar, and, to a lesser extent, the Euro will continue to impact reported sales and segment profitability in the future, and we cannot predict the direction or magnitude of future changes.

     Excluding Venezuela, which was discussed previously, and based on current foreign exchange rates, we estimate currencies will be favorable by approximately $35 to $40 million, net of the impact of hedging activities, through the balance of the fiscal year versus the same period in the prior year. We can not predict how foreign exchange rates will move in the future and how such movements will affect this estimate.

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

     The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. At December 31, 2009, the Company had a loss of $2.7 included in earnings on these unsettled forward currency contracts. In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At December 31, 2009, the Company had an unrecognized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $4.7 included in Accumulated Other Comprehensive Loss. Contract maturities for these hedges extend into 2012.

Commodity Price Exposure

     The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Loss was an unrealized pre-tax gain of $10.7 and an unrealized pre-tax loss of $10.5 at December 31, 2009 and 2008, respectively. Over the next twelve months, approximately $9.1 of the gain recognized in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2011. There were 14 open contracts at December 31, 2009.

     Based on current pricing applicable to the Company including hedging contracts and other supply agreements, we expect the cost of raw materials and commodities to be $12 to $14 favorable for the remainder of fiscal 2010 as compared to the costs for the same period in the prior year.

Interest Rate Exposure

     The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2009, the Company had $631.2 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $3.3 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at December 31, 2009.

     During 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.9%. These hedging instruments are considered cash flow hedges for accounting purposes. At December 31, 2009, the Company had an unrecognized pre-tax gain on these interest rate swap agreements of $1.5 included in Accumulated Other Comprehensive Loss.

Stock Price Exposure

     At December 31, 2009, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $1.6 as included in other current liabilities and $10.5 as included in other current assets at December 31, 2009 and 2008, respectively. The change in fair value of the total share option for the quarters ended December 31, 2009 and 2008 resulted in expense of $3.6 and $11.7, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Forward Looking Statements

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

     Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
  risks associated with the current economic environment and credit crisis;
  failure to generate sufficient cash to service our indebtedness, invest as desired, and grow our business;
  limitations imposed by various covenants in our indebtedness;
  our ability to successfully access capital markets and ensure adequate liquidity during the current economic environment and credit crisis;
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
  competitive promotional, pricing or product innovation activity, retailer inventory reductions or product placement decisions, and loss of significant retailer customers;
  the effect of regulation on our business in the U.S. and abroad, including the effect of new or increased taxes on earnings of our various businesses and affiliates;
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

Item 4. Controls and Procedures

     Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed as of December 31, 2009, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

     There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2—Issuer Purchases of Equity Securities

     No shares of Energizer Common Stock were acquired by the Company during the quarter ended December 31, 2009.

Item 4—Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on January 25, 2010, for the purpose of electing four directors to serve three-year terms ending at the Annual Meeting held in 2013 and to ratify the appointment of PricewaterhouseCoopers, LLP as independent auditors for fiscal year 2010.

     The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

Election of Directors

	Votes	Votes
	For	Withheld
R. David Hoover	36,482,465	15,260,552
John C. Hunter	51,148,467	594,550
John E. Klein	48,661,705	3,081,312
John R. Roberts	51,138,220	604,797

Ratification of the Appointment of PricewaterhouseCoopers, LLP

Votes	Votes
For	Against	Abstained
57,706,236	1,081,091	111,922

EXHIBIT INDEX

     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.		Description of Exhibit
3.1		Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on March 16, 2000)).

3.2		Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2009).

4.1		Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on April 19, 2000)).

10.1		Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 15, 2009).

10.2		Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 15, 2009).

10.3		Form of Retention Stock Option Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on October 15, 2009).

10.4		Description of Compensatory Arrangements of Officers (incorporated by reference to the Company’s Current Report on Form 8-K/A filed on October 15, 2009).

10.5		Description of Compensatory Arrangements of Officers and Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2009).

10.6		Description of Compensatory Arrangements of Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 26, 2010).

31.1	*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32.2	*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
Registrant

By:
Daniel J. Sescleifer
Executive Vice President and Chief Financial Officer

Date: January 29, 2010