Form 10-Q
period 2010-03-31
ENERGIZER HOLDINGS INC
filed 2010-04-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010

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

YES: ☑  NO: ☐

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

YES: ☐  NO: ☑

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on April 23, 2010: 70,036,447

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statement of Earnings and Comprehensive Income Condensed for the
Three and Six Months Ended March 31, 2010 and 2009	3

Unaudited Consolidated Balance Sheets Condensed as of March 31, 2010 and September 30, 2009	4

Unaudited Consolidated Statements of Cash Flows Condensed for the Six Months Ended March 31,
2010 and 2009	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of
Operations and Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28

SIGNATURE	29

EXHIBIT INDEX	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net sales	$935.1	$880.4	$2,111.8	$1,922.9
Cost of products sold	487.9	466.8	1,104.4	995.8
Gross profit	447.2	413.6	1,007.4	927.1

Selling, general and administrative expense	187.8	158.0	371.8	332.0
Advertising and promotion expense	76.8	79.7	165.5	176.8
Research and development expense	23.5	21.5	44.9	41.4
Interest expense	32.3	35.7	64.3	74.7
Other financing items, net	(1.5)	5.7	34.1	26.6
Earnings before income taxes	128.3	113.0	326.8	275.6
Income tax provision	39.8	36.0	112.6	87.6
Net earnings	$88.5	$77.0	$214.2	$188.0

Basic earnings per share	$1.27	$1.32	$3.07	$3.22
Diluted earnings per share	$1.25	$1.30	$3.04	$3.18

Consolidated Statements of Comprehensive Income:

Net earnings	$88.5	$77.0	$214.2	$188.0
Other comprehensive income, net of tax
Foreign currency translation adjustments	(36.2)	(45.6)	(71.2)	(80.2)
Pension/Postretirement activity, net of tax of
$0.2 and $(0.1) for the quarter and six
months ended March 31, 2010, respectively and
$(0.5) and $0.8 for the quarter and six months
ended March 31, 2009 respectively	1.2	0.7	0.8	6.0
Deferred (loss)/gain on hedging activity, net of tax
of $(1.1) and $3.6 for the quarter and six
months ended March 31, 2010, respectively
and $7.7 and $7.3 for the quarter and six
months ended March 31, 2009, respectively	(1.9)	12.3	6.7	11.4
Total comprehensive income	$51.6	$44.4	$150.5	$125.2

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

	March 31,	September 30,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$396.2	$359.3
Trade receivables, less allowance for doubtful
accounts of $12.8 and $11.3, respectively	773.6	810.0
Inventories	637.6	667.3
Other current assets	273.6	289.2
Total current assets	2,081.0	2,125.8
Property, plant and equipment, net	838.7	863.4
Goodwill	1,314.9	1,326.2
Intangible assets	1,779.4	1,788.6
Other assets	38.2	45.0
Total	$6,052.2	$6,149.0

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$196.0	$101.0
Notes payable	27.5	169.1
Accounts payable	217.5	231.6
Other current liabilities	554.9	657.8
Total current liabilities	995.9	1,159.5
Long-term debt	2,190.5	2,288.5
Other liabilities	939.4	938.7
Total liabilities	4,125.8	4,386.7
Shareholders' equity
Common stock	1.1	1.1
Additional paid in capital	1,554.3	1,555.3
Retained earnings	2,171.9	1,963.2
Treasury stock	(1,682.3)	(1,702.4)
Accumulated other comprehensive loss	(118.6)	(54.9)
Total shareholders' equity	1,926.4	1,762.3
Total	$6,052.2	$6,149.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flow from operations
Net earnings	$214.2	$188.0
Non-cash items included in income	138.0	105.2
Other, net	(4.3)	(33.9)
Operating cash flow before changes in working capital	347.9	259.3
Changes in current assets and liabilities used in operations	(73.7)	(133.1)
Net cash from operations	274.2	126.2

Cash flow from investing activities
Capital expenditures	(48.5)	(75.7)
Proceeds from sale of assets	0.4	0.6
Other, net	(5.0)	(0.1)
Net cash used by investing activities	(53.1)	(75.2)

Cash flow from financing activities
Cash payments on debt with original maturities greater than 90 days	(3.0)	(3.0)
Net decrease in debt with original maturities of 90 days or less	(145.3)	(75.6)
Proceeds from issuance of common stock	5.0	0.4
Excess tax benefits from share-based payments	3.1	0.4
Net cash used by financing activities	(140.2)	(77.8)

Effect of exchange rate changes on cash	(44.0)	(13.7)

Net increase/(decrease) in cash and cash equivalents	36.9	(40.5)
Cash and cash equivalents, beginning of period	359.3	171.2
Cash and cash equivalents, end of period	$396.2	$130.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(Dollars in millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company has evaluated subsequent events and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2009.

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

For the quarter and six months ended March 31, 2010, the Company recorded a gain of $1.3 and a charge of $24.2, respectively, related to the devaluation of our Venezuela affiliate's U.S. dollar intercompany payable from the official rate to the parallel rate and the negative impact of highly inflationary accounting. This negative impact, which is included in Other financing items on the Consolidated Statement of Earnings, is shown as a separate line item on the table below and is not considered in evaluating segment performance.

For the prior quarter and six months ended March 31, 2009, cost of products sold and selling, general and administrative expense (SG&A) reflected favorable adjustments of $11.1 and $11.9, respectively, related to the change in policy under which Energizer colleagues earn and vest in the Company's paid time off (PTO). These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented on a separate line below segment profit as it was not operational in nature. Such presentation reflects management's view on how it evaluates segment performance.

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

Segment sales and profitability for the quarter and six months ended March 31, 2010 and 2009, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2010	2009	2010	2009
Net Sales
Household Products	$441.8	$417.1	$1,145.8	$1,065.1
Personal Care	493.3	463.3	966.0	857.8
Total net sales	$935.1	$880.4	$2,111.8	$1,922.9

	For the quarter ended March 31,		For the six months ended March 31,
	2010	2009	2010	2009
Profitability
Household Products	$71.9	$54.9	$250.7	$210.1
Personal Care	115.5	100.9	235.7	192.3
Total segment profitability	$187.4	$155.8	$486.4	$402.4
General corporate and other expenses	(24.9)	(21.0)	(54.4)	(41.7)
Venezuela devaluation/hyper inflation	1.3	-	(24.2)	-
PTO Policy Change	-	23.0	-	23.0
Amortization	(3.4)	(3.4)	(6.8)	(6.8)
Interest and other financing items	(32.1)	(41.4)	(74.2)	(101.3)
Earnings before income taxes	$128.3	$113.0	$326.8	$275.6

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales	2010	2009	2010	2009
Alkaline batteries	$244.6	$236.4	$690.3	$636.7
Carbon zinc batteries	44.6	42.5	102.7	98.4
Other batteries and lighting products	152.6	138.2	352.8	330.0
Wet Shave	271.8	252.5	588.6	498.1
Skin Care	117.3	111.8	177.1	162.4
Feminine Care	52.2	50.0	98.4	101.6
Infant Care	52.0	49.0	101.9	95.7
Total net sales	$935.1	$880.4	$2,111.8	$1,922.9

Total assets by segment are presented below:

	March 31,	September 30,
	2010	2009
Household Products	$1,175.5	$1,370.6
Personal Care	1,213.0	1,125.7
Total segment assets	2,388.5	2,496.3
Corporate	569.4	537.9
Goodwill and other intangible assets, net	3,094.3	3,114.8
Total assets	$6,052.2	$6,149.0

Note 2 – Venezuela
At December 31, 2009, the Company determined that the parallel rate was the appropriate rate to use for the translation of our Venezuela affiliate’s financial statements for the purposes of consolidation based on the facts and circumstances of our business, including the fact that the parallel rate is the current method used to settle U.S. dollar invoices for newly imported product and the Company has not remitted dividends to the U.S. for an extended time period. While we continue to pursue the payment of the affiliate’s legacy $31 outstanding U.S. dollar intercompany payable via approvals to convert local currency to U.S. dollars at the recently devalued official rate, we devalued this payable to the parallel rate at December 31, 2009, which was 6.00, given the aging of the payable. In the second quarter, approximately $9 of this legacy intercompany payable was settled via approvals from local authorities to convert local currency to U.S. dollars at rates ranging between 2.60 and 4.30. Since these approvals were at a lower rate than 6.00, the Company recorded a $2.8 foreign exchange gain in the second quarter, which partially offset the devaluation loss recorded in the first quarter. For the six months ended March 31, 2010, we recorded a net after-tax charge of $21.4, or $0.30 per diluted share due primarily to the devaluation of the legacy U.S. dollar intercompany payable to the parallel rate, partially offset by the settlement gains noted above. The impact reflects the potentially higher local currency cost, which may be required to settle the U.S. dollar denominated intercompany invoices if our efforts to procure approvals under the official rate remain unsuccessful.

Effective January 1, 2010, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into the company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. For the second quarter, the devaluation of the net monetary assets was $1.3. It is difficult to determine what, if any, impact the use of highly inflationary accounting for Venezuela may have on our consolidated financial statements in subsequent quarters as the impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliate’s balance sheet. At March 31, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate was approximately $12.

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

In fiscal 2009, total pre-tax charges related to the VERO and RIF were $38.6, which represented employee separation and related costs. Virtually all of these costs in 2009 were recorded in SG&A expense. In the fourth quarter of fiscal 2009 and six months ended March 31, 2010, payments of $5.8 and $30.2, respectively, were made related to the VERO and RIF. We expect that the majority of the remaining payments of $2.6 will be made by the end of the third quarter of fiscal 2010.

The Company believes this restructuring plan was advisable to reduce the Company’s overhead cost structure for its Household Products business. The VERO resulted in the voluntary separation of 289 hourly and 101 salaried U.S. colleagues and the RIF resulted in the termination of 46 colleagues in the U.S. and certain foreign affiliates.

Note 4 – Share-based payments
Total compensation cost charged against income for the Company’s share-based compensation arrangements was $6.8 and $15.0 for the current quarter and six months, respectively, and $5.8 and $8.4 for the same quarter and six months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $2.5 and $5.5 for the current quarter and six months, respectively, and $2.2 and $3.1 for the same quarter and six months last year, respectively.

Restricted Stock Equivalents (RSE)
In October 2009, the Company granted RSE awards to key employees which included approximately 266,300 shares that vest ratably over four years. At the same time, the Company granted two RSE awards to key senior executives. One grant includes approximately 145,900 shares and vests on the third anniversary of the date of grant. The second grant includes approximately 339,700 shares which vests on the date that the Company publicly releases its earnings for its 2012 fiscal year contingent upon the Company’s earnings per share compound annual growth rate (EPS CAGR) for the three year period ending on September 30, 2012. Under the terms of the award, 100% of the grant vests if a three year EPS CAGR of at least 12% is achieved, with smaller percentages vesting if the Company achieves a three year EPS CAGR between 5% and 12%. The total award expected to vest is amortized over the vesting period.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2010 and 2009, respectively.

(in millions, except per share data)	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net earnings for basic and dilutive earnings per share	$88.5	$77.0	$214.2	$188.0
Denominator:
Weighted-average shares for basic earnings per share	69.9	58.3	69.8	58.3
Effect of dilutive securities:
Stock options	0.3	0.5	0.3	0.5
Restricted stock equivalents	0.3	0.3	0.3	0.3
Total dilutive securities	0.6	0.8	0.6	0.8
Weighted-average shares for diluted earnings per share	70.5	59.1	70.4	59.1
Basic earnings per share	$1.27	$1.32	$3.07	$3.22
Diluted earnings per share	$1.25	$1.30	$3.04	$3.18

At March 31, 2010 and 2009, approximately 1.3 and 1.4 million, respectively, of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2009 and March 31, 2010.

	Household	Personal
	Products	Care	Total
Balance at October 1, 2009	$37.1	$1,289.1	$1,326.2
Cumulative translation adjustment	(0.4)	(10.9)	(11.3)
Balance at March 31, 2010	$36.7	$1,278.2	$1,314.9

Total amortizable intangible assets other than goodwill at March 31, 2010 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames/Brands	$11.4	$(8.2)	$3.2
Technology and patents	52.7	(27.1)	25.6
Customer-related/Other	68.9	(20.8)	48.1
Total amortizable intangible assets	$133.0	$(56.1)	$76.9

The carrying amount of indefinite-lived trademarks and tradenames was $1,702.5 at March 31, 2010, a decrease of $6.7 from September 30, 2009. Changes in indefinite-lived trademarks and tradenames are due primarily to changes in foreign currency exchange rates. Estimated amortization expense for amortizable intangible assets is $14.6, $14.2, $14.2, $11.9 and $8.9 for the years ending September 30, 2010 through 2014, respectively.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Service cost	$8.2	$7.5	$16.4	$15.5
Interest cost	12.7	13.2	25.3	26.4
Expected return on plan assets	(15.3)	(15.3)	(30.9)	(30.6)
Amortization of prior service cost	(1.5)	(0.5)	(3.0)	(0.9)
Amortization of unrecognized net loss	2.1	0.6	4.0	1.3
Amortization of transition obligation	0.1	0.1	0.1	0.2
Settlement loss recognized	-	-	-	3.2
Net periodic benefit cost	$6.3	$5.6	$11.9	$15.1

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.6	0.6	1.2	1.3
Amortization of prior service cost	(0.8)	(0.6)	(1.4)	(1.2)
Amortization of unrecognized net loss	(0.3)	(0.5)	(0.7)	(0.6)
Net periodic benefit income	$(0.4)	$(0.4)	$(0.7)	$(0.3)

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

Note 8 – Debt
Notes payable at March 31, 2010 and September 30, 2009 consisted of notes payable to financial institutions with original maturities of less than one year of $27.5 and $169.1, respectively, and had a weighted-average interest rate of 5.5% and 3.5%, respectively.

The detail of long-term debt at March 31, 2010 and September 30, 2009 is as follows:

	March 31,	September 30,
	2010	2009
Private Placement, fixed interest rates ranging from 3.6% to	$1,930.0	$1,930.0
6.6%, due 2010 to 2017
Term Loan, variable interest at LIBOR + 75 basis points, or	456.5	459.5
1.00%, due 2012
Total long-term debt, including current maturities	2,386.5	2,389.5
Less current portion	196.0	101.0
Total long-term debt	$2,190.5	$2,288.5

The Company’s total borrowings were $2,414.0 at March 31, 2010, including $484.0 tied to variable interest rates of which $300 is hedged via the interest rate swap noted below. The Company maintains total debt facilities of $2,904.0, of which $477.4 remained available as of March 31, 2010.

During the second quarter of fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.9%.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.99 to 1, and the ratio of its EBIT to total interest expense was 5.01 to 1, as of March 31, 2010. Each of the calculations at March 31, 2010 was pro forma for the Edge/Skintimate shave preparation acquisition.

The Company anticipates that it will remain in compliance with its debt covenants for the foreseeable future. The negative impact on EBITDA resulting from the voluntary retirement (VERO) and reduction in force (RIF) charges in the fourth quarter of 2009 had a negative impact on the ratio of indebtedness to EBITDA as such charges are not excluded from the calculation of trailing twelve month EBITDA under the terms of the agreements. The VERO and RIF charges will negatively impact trailing twelve month EBITDA, which is used in the ratio, through the third quarter of fiscal 2010, after which it will roll out of the calculation. Savings from the VERO and RIF programs will somewhat mitigate the negative EBITDA impact of the restructuring charges as they are realized during this time frame, and will remain a positive impact on the ratio going forward. In addition, the Venezuela devaluation charge of $22.7 is also included in the trailing twelve month EBITDA calculation at March 31, 2010, and will negatively impact the ratio of indebtedness to EBITDA for all of fiscal 2010. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We can provide no assurance that the facility will be renewable on an annual basis, or if renewed, it may be done so on less favorable terms. At March 31, 2010, the Company had no borrowings outstanding under this facility.

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

Aggregate maturities of long-term debt, including current maturities, at March 31, 2010 are as follows: $196.0 in one year, $221.0 in two years, $754.5 in three years, $175.0 in four years, $220.0 in five years and $820.0 thereafter.

Note 9 – Treasury stock
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2010 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of March 31, 2010 and September 30, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Assets at fair value:
Share Option	$-	$-	$-	$2.0	$-	$-	$-	$2.0
Derivatives - Interest Rate Swap	-	-	-	3.4	-	-	-	3.4
Derivatives - Commodity	-	-	5.5	6.1	-	-	5.5	6.1
Total Assets at fair value	$-	$-	$5.5	$11.5	$-	$-	$5.5	$11.5

Liabilities at fair value:
Share Option	$-	$-	$0.6	$-	$-	$-	$0.6	$-
Derivatives - Foreign Exchange	-	-	1.6	16.3	-	-	1.6	16.3
Derivatives - Interest Rate Swap	-	-	1.8	-	-	-	1.8	-
Deferred Compensation	-	-	122.4	124.3	-	-	122.4	124.3
Total Liabilities at fair value	$-	$-	$126.4	$140.6	$-	$-	$126.4	$140.6

At March 31, 2010, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. See the table above for further information on the fair value of these contracts.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheet approximate fair value.

At March 31, 2010, the fair market value of fixed rate long-term debt was $2,062.0 compared to its carrying value of $1,930.0. The book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

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

Note 11 – Derivatives and Other Hedging Instruments
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at March 31, 2010 and 2009 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk - The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding hedging instruments included in Accumulated Other Comprehensive Loss was an unrealized pre-tax gain of $5.5 and $6.1 at March 31, 2010 and September 30, 2009, respectively. Over the next twelve months, approximately $5.2 of the gain recognized in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2011. There were 15 open contracts at March 31, 2010.

Foreign Currency Risk — A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the euro, the yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At March 31, 2010 and September 30, 2009, respectively, the Company had an unrealized gain on these forward currency contracts accounted for as cash flow hedges of $0.8 and an unrecognized loss of $15.3 included in Accumulated Other Comprehensive Loss. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2010 levels, over the next twelve months, approximately $0.4 of the gain recognized in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 45 open contracts at March 31, 2010.

Interest Rate Risk — The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2010, the Company had $484.0 variable rate debt outstanding. During fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years. At March 31, 2010 and September 30, 2009, respectively, the Company had an unrecognized pre-tax loss on these interest rate swap agreements of $1.8 and an unrealized gain of $3.4 included in Accumulated Other Comprehensive Loss.

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

The following table provides fair values, and amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2010 and 2009, respectively.

		For Quarter Ended		For Six Months Ended
	At March 31, 2010	March 31, 2010		March 31, 2010
			Gain/(Loss)		Gain/(Loss)
		Gain/(Loss)	Reclassified From	Gain/(Loss)	Reclassified From
Derivatives designated as	Fair Value	Recognized	OCI into Income	Recognized	OCI into Income
Cash Flow Hedging Relationships	Asset (Liability) (1) (2)	in OCI (3)	(Effective Portion) (4) (5)	in OCI (3)	(Effective Portion) (4) (5)
Foreign currency contracts	$0.8	$2.9	$(2.6)	$5.3	$(10.8)
Commodity contracts (6)	5.5	(2.4)	2.5	4.6	2.6
Interest rate contracts	(1.8)	(3.3)	-	(5.2)	-
Total	$4.5	$(2.8)	$(0.1)	$4.7	$(8.2)

		For Quarter Ended		For Six Months Ended
	At March 31, 2009	March 31, 2009		March 31, 2009
			Gain/(Loss)		Gain/(Loss)
		Gain/(Loss)	Reclassified From	Gain/(Loss)	Reclassified From
Derivatives designated as	Fair Value	Recognized	OCI into Income	Recognized	OCI into Income
Cash Flow Hedging Relationships	Asset (Liability) (1) (2)	in OCI (3)	(Effective Portion) (4) (5)	in OCI (3)	(Effective Portion) (4) (5)
Foreign currency contracts	$13.7	$14.7	$0.5	$14.2	$0.5
Commodity contracts (7)	(4.2)	1.0	(6.3)	(5.8)	(13.1)
Interest rate contracts	(0.6)	(1.1)	-	(1.1)	-
Total	$8.9	$14.6	$(5.8)	$7.3	$(12.6)

(1)	All derivative assets are presented in other current assets or other assets.
(2)	All derivative liabilities are presented in other current liabilities or other liabilities.
(3)	OCI is defined as other comprehensive income.
(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing, net, commodity contracts in cost of products sold.
(5)	Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the associated risk. The ineffective portion recognized in income was insignificant to the quarter and six months ended March 31, 2010 and 2009.
(6)	For the quarter and six months ended March 31, 2010, $2.8 and $5.2, respectively, of gains associated with the Company's settled commodity contracts were capitalized to inventory. The gain taken to cost of products sold as a result of inventory being sold was $2.5 and $2.6 for the quarter and six months ended March 31, 2010.
(7)	For the quarter and six months ended March 31, 2009, $5.5 and $11.4, respectively, of losses associated with the Company's settled commodity contracts were capitalized to inventory. The charge taken to cost of products sold as a result of inventory being sold was $6.3 and $13.1, respectively, for the quarter and six months ended March 31, 2009.

The following table provides fair values, and amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2010 and 2009, respectively.

		For Quarter Ended	For Six Months Ended
	At March 31, 2010	March 31, 2010	March 31, 2010
Derivatives not designated as	Fair Value	Gain/(Loss)	Gain/(Loss)	Income Statement
Cash Flow Hedging Relationships	Asset (Liability)	Recognized in Income	Recognized in Income	Classification
Share option	$(0.6)	$1.0	$(2.6)	SG&A
Foreign currency contracts	(2.4)	(3.8)	(6.0)	Other financing items, net
Total	$(3.0)	$(2.8)	$(8.6)

		For Quarter Ended	For Six Months Ended
	At March 31, 2009	March 31, 2009	March 31, 2009
Derivatives not designated as	Fair Value	Gain/(Loss)	Gain/(Loss)	Income Statement
Cash Flow Hedging Relationships	Asset (Liability)	Recognized in Income	Recognized in Income	Classification
Share option	$7.4	$(3.2)	$(14.9)	SG&A
Foreign currency contracts	(0.5)	4.5	1.4	Other financing items, net
Total	$6.9	$1.3	$(13.5)

Note 12 – Supplemental Financial Statement Information

SUPPLEMENTAL BALANCE SHEET INFORMATION:
	March 31,	September 30,
	2010	2009
Inventories
Raw materials and supplies	$75.8	$79.2
Work in process	130.7	119.6
Finished products	431.1	468.5
Total inventories	$637.6	$667.3
Other Current Assets
Miscellaneous receivables	$36.8	$54.3
Deferred income tax benefits	129.7	133.0
Prepaid expenses	87.8	80.9
Other	19.3	21.0
Total other current assets	$273.6	$289.2
Property, Plant and Equipment
Land	$37.1	$37.7
Buildings	275.2	267.4
Machinery and equipment	1,588.8	1,512.0
Construction in progress	82.9	157.7
Total gross property	1,984.0	1,974.8
Accumulated depreciation	(1,145.3)	(1,111.4)
Total net property, plant and equipment	$838.7	$863.4
Other Assets
Pension asset	$7.8	$4.8
Deferred charges and other assets	30.4	40.2
Total other assets	$38.2	$45.0
Other Current Liabilities
Accrued advertising, promotion and allowances	$271.5	$281.2
Accrued salaries, vacations and incentive compensation	74.8	92.3
Returns reserve	28.5	46.6
Other	180.1	237.7
Total other current liabilities	$554.9	$657.8
Other Liabilities
Pensions and other retirement benefits	$273.3	$280.0
Deferred compensation	137.2	141.3
Deferred income tax liabilities	460.5	450.8
Other non-current liabilities	68.4	66.6
Total other liabilities	$939.4	$938.7

Note 13 – Recently Issued Accounting Pronouncements
On January 1, 2010, we adopted the FASB issued accounting standard update (ASU) to Fair Value Measurements and Disclosures. This guidance requires new disclosures and clarifies existing disclosure requirements about fair value measurement. Specifically, the Company is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to also describe the reasons for the transfers. See Note 10 of the Notes to Consolidated Financial Statements.

On January 1, 2010, we adopted the FASB issued ASU on subsequent events. This new guidance amended the previously issued guidance on subsequent events and removes the requirement for SEC filers to disclose the date through which the entity has evaluated subsequent events.

Note 14 – Legal Proceedings/Contingencies
The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk

Highlights / Operating Results

     The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and six months ended March 31, 2010 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

     Net Earnings for the Company for the quarter ended March 31, 2010 were $88.5, or $1.25 per diluted share, compared to $77.0, or $1.30 per diluted share, for the same quarter last year. Earnings per share are down somewhat versus the prior year quarter despite higher net earnings in the fiscal 2010 quarter as an increase in the weighted average shares outstanding as a result of the completion of the sale of an additional 10.9 million common shares on May 20, 2009, reduced diluted earnings per share by $0.24 on a comparative basis. The current quarter results include the following items:
  A favorable adjustment of $2.8 after-tax, or $0.03 per diluted share related to foreign exchange gains and a tax benefit associated with currency devaluation, partially offset by the negative impact of highly inflationary accounting, all of which relate to our Venezuela affiliate; and
  Costs associated with integration and certain other realignment activities of $1.1 after-tax, or $0.01 per diluted share.
     The prior year quarter results include the following items:
  A favorable adjustment of $14.5 after-tax, or $0.25 per diluted share, resulting from a change in the policy under which Energizer colleagues earn and vest in the Company’s paid time-off (PTO) benefit; and
  Costs associated with the Playtex integration and certain other realignment activities of $4.2 after-tax, or $0.07 per diluted share.
     Net Earnings for the six months ended March 31, 2010 were $214.2, or $3.04 per diluted share, compared to $188.0, or $3.18 per diluted share for the same period last year. Earnings per share are down somewhat versus the prior year six month period despite higher net earnings in the fiscal 2010 quarter as an increase in the weighted average shares outstanding as a result of the completion of the sale of additional common shares in fiscal 2009, as noted above, reduced diluted earnings per share by $0.58 on a comparative basis. The current six months include the following items:
  A charge of $22.7 after-tax, or $0.32 per diluted share, related to the devaluation of our Venezuela affiliate’s U.S. dollar intercompany payable from the official rate to the parallel rate and the negative impact of highly inflationary accounting, which was effective beginning in the second quarter for Venezuela; and
  Integration and other realignment costs of $5.6, after-tax, or $0.08 per diluted share.
     The prior year six months include the following items:
  The favorable impact of the change in the PTO policy of $14.5 after-tax, or $0.25 per diluted share; and
  Costs associated with the Playtex integration and certain other realignment activities of $7.2, after-tax, or $0.11 per diluted share.

     For the following discussions regarding operating results, including the discussion of segment results for the quarter and six month periods, all references to the impact of currencies are exclusive of Venezuela. The impact of the Venezuela devaluation and related activities is disclosed separately, where it is believed to be a relevant factor to understanding the operating results.

     Net sales for the quarter ended March 31, 2010 increased $54.7, or 6%, due primarily to the favorable impact of currencies, which positively impacted the year-over-year comparison by approximately $41 and the inclusion of Edge and Skintimate shave preparations, which added $32 to net sales for the quarter. These increases were partially offset by lower net sales for Venezuela of approximately $13 due to the impact of the devaluation, partially offset by favorable pricing actions in the local market.

     For the six months ended March 31, 2010, net sales increased $188.9, or 10%, due to the impact of currencies, which positively impacted the year-over-year comparison by approximately $86, and the inclusion of Edge and Skintimate shave preparations, which added $66 to net sales. See “Segment Results” below for further details for the quarter and six month sales.

     Gross profit for the quarter ended March 31, 2010 increased $33.6, or 8%, due primarily to the favorable impact of currencies of approximately $35. The Venezuela devaluation had a negative impact of approximately $6 for the quarter. Gross margin as a percent of net sales was 47.8%, which was favorably impacted by 170 basis points due to currencies, for the quarter ended March 31, 2010. This compares to 47.0% for the same quarter in the prior year. It should be noted that the prior year gross margin percentage was favorably impacted by approximately 130 basis points due to the favorable PTO policy adjustment noted above.

     For the six months ended March 31, 2010, gross profit increased $80.3 or 9% due primarily to the favorable impact of currencies of approximately $62. Gross margin as a percent of net sales was 47.7%, which was favorably impacted by 100 basis points due to currencies, for the six months ended March 31, 2010. This is compared to 48.2% for the same period in the prior year. The prior period gross margin percentage was favorably impacted by approximately 60 basis points due to the favorable PTO policy adjustment noted above.

     Selling, general and administrative expense (SG&A) increased $29.8 for the quarter as compared to the same period in the prior year due primarily to the unfavorable impact of currencies of approximately $8 and the favorable impact in the prior year quarter of the portion of the favorability in the PTO policy included in SG&A, which was $11.9. For the six months ended March 31, 2010, SG&A increased $39.8 due primarily to unfavorable currencies of approximately $15, and the prior year favorable impact of the change in the PTO policy noted above.

     Advertising and promotion (A&P) expense decreased $2.9, or 4%, for the quarter ended March 31, 2010 due primarily to the timing of spending. A&P for the quarter ended March 31, 2010 was 8.2% of net sales versus 9.1% of net sales for the same quarter last year.

     For the six months ended March 31, 2010, A&P decreased $11.3, or 6%, due primarily to the timing of spending, partially offset by unfavorable currencies of approximately $8. A&P for the six months ended March 31, 2010 was 7.8% of net sales versus 9.2% of net sales for the period last year.

     As noted in prior filings, the Company expects A&P for the full fiscal year 2010 to be in the range of 11 - 12% of net sales. As a result, A&P as a percentage of net sales is expected to be significantly higher for the remainder of the year due, in part, to spending support behind the launch of the Company’s new Schick Hydro product line and increased spending behind Edge and Skintimate shave preparations.

     Research and development expense increased $2.0, or 9%, for the quarter and $3.5, or 8%, for the six months ended March 31, 2010 due to our stated intention to increase investment in support of our innovation initiatives.

     Interest expense was $32.3, a decrease of $3.4, or 10%, as compared to the prior year quarter. For the six months ended March 31, 2010, interest expense was $64.3, down $10.4 as compared to the same period in the prior year. The decrease in both the quarter and the six month comparatives are due primarily to lower average debt outstanding.

     Other financing income was $1.5 for the quarter including a foreign exchange gain, net of the negative impact of highly inflationary accounting, of $1.3 related to Venezuela. The Company settled approximately $9 of U.S. dollar based intercompany payables of our Venezuela affiliate at the devalued official rate. The Company previously assumed that these liabilities would be settled at the parallel rate at December 31, 2009. This gain due to the improved exchange rate for the settled intercompany payables was partially offset by a $1.3 charge related to the negative impact of highly inflationary accounting in the quarter as net monetary assets denominated in local currency were devalued due to an increase in the parallel rate during the quarter. At March 31, 2010, the parallel rate for Venezuela was 7.05.

     For the six months ended March 31, 2010, other financing costs were $34.1 driven by the impact of the Venezuela devaluation and the negative impact of highly inflationary accounting, which contributed $24.2 of the overall costs. The remaining costs included in other financing costs are primarily losses incurred to settle foreign exchange hedging contracts, which were more than offset by currency favorability in gross margin.

     Income taxes were $39.8, or 31.0%, of pre-tax income for the second quarter of fiscal 2010 as compared to 31.9% for the same quarter in fiscal 2009. The second quarter of fiscal 2010 includes a $1.5 tax benefit related to the Venezuela devaluation, which reduced the effective rate for the quarter. For the six months ended March 31, 2010, incomes taxes were $112.6, or 34.5%, of pre-tax income. This includes a pre-tax charge of $24.2 ($22.7 after-tax) related to currency devaluation and highly inflationary accounting in Venezuela. Exclusive of the impact of Venezuela, the Company’s effective tax rate was 32.5% as compared to 31.8% for the same period in fiscal 2009.

     The Company remains on track to deliver the savings expected from the fiscal 2009 voluntary enhanced retirement option and reduction in force programs. We estimate that total annualized savings for the programs will be approximately $18 to $20 once fully achieved, with approximately $14 of savings expected in fiscal 2010.

Recent Developments

Hydro Launch

     In February 2010, the Company announced the launch of a new Schick men’s razor system, Schick Hydro. Schick Hydro is available in three- and five-blade models. Schick Hydro shave gels are also available in Moisturizing and Sensitive Skin varieties. As noted above, the Company will increase A&P expenses in the second half of fiscal 2010 due, in part, to support this launch.

Venezuela Devaluation

     At December 31, 2009, the Company determined that the parallel rate was the appropriate rate to use for the translation of our Venezuela affiliate’s financial statements for the purposes of consolidation based on the facts and circumstances of our business, including the fact that the parallel rate is the current method used to settle U.S. dollar invoices for newly imported product and the Company has not remitted dividends to the U.S. for an extended time period. While we continue to pursue the payment of the affiliate’s legacy $31 outstanding U.S. dollar intercompany payable via approvals to convert local currency to U.S. dollars at the recently devalued official rate, we devalued this payable to the parallel rate at December 31, 2009, which was 6.00, given the aging of the payable. In the second quarter, approximately $9 of this legacy intercompany payable was settled via approvals from local authorities to convert local currency to U.S. dollars at rates ranging between 2.60 and 4.30. Since these approvals were at a lower rate than 6.00, the Company recorded a $2.8 foreign exchange gain in the second quarter, which partially offset the devaluation loss recorded in the first quarter. To date, the following summarizes certain Venezuela impacts:
  We recorded a net after-tax charge of $21.4, or $0.30 per diluted share for the six months ended March 31, 2010 due primarily to the devaluation of the legacy U.S. dollar intercompany payable to the parallel rate, partially offset by the settlement gains noted above. The impact reflects the potentially higher local currency cost, which may be required to settle the U.S. dollar denominated intercompany invoices if our efforts to procure approvals under the official rate remain unsuccessful. This negative impact is improved somewhat from the amount reported in the first quarter due to the second quarter foreign currency gain noted above and the recording of a $1.5 tax benefit in the second quarter, and
  We recorded a pre and after-tax charge of $1.3, or $0.02 per diluted share, due to the negative impact of highly inflationary accounting in the second quarter of 2010. This charge relates to the devaluation of our net monetary assets denominated in local currency due to an increase in the parallel rate during the quarter.
     As noted in our first quarter disclosure, effective January 1, 2010, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into the company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. For the second quarter, the devaluation of the net monetary assets was $1.3. It is difficult to determine what, if any, impact the use of highly inflationary accounting for Venezuela may have on our consolidated financial statements in subsequent quarters as the impact is dependent upon movements in the applicable exchange rates between the local currency and the U.S. dollar and the amount of monetary assets and liabilities included in our affiliate’s balance sheet. At March 31, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate was approximately $12.

     As noted previously, our Venezuela affiliate has a $31 U.S. dollar intercompany payable. While we have devalued this liability to the parallel rate of 6.00 effective December 31, 2009, it remains exposed to further risk from fluctuations in the parallel rate as long as the liability remains an open obligation. Settlement of all or a portion of the liability at rates above 6.00 will result in an increase in the local currency value for the liability and a corresponding charge to earnings, while settlement of all or a portion of the liability at rates below 6.00 will result in a decrease in the local currency value for the liability and a corresponding benefit to earnings. We have no way to predict the direction or magnitude of changes in the parallel rate in the future or at which rate the U.S. dollar liability will ultimately be settled. At March 31, 2010, the parallel rate for Venezuela was 7.05.

Non-GAAP Financial Measures

     While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as comparison changes excluding the impact of currencies, the acquisition of Edge and Skintimate shave preparation brands, the Venezuelan devaluation charge, and the PTO policy change in the prior year are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a more meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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

     For the quarter and six months ended March 31, 2009, cost of products sold and SG&A expense reflected favorable adjustments of $11.1 and $11.9, respectively, related to the change in policy governing the Company's PTO. These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented as a separate line below segment profit as it was not operational in nature. Such presentation reflects management's view on how it evaluates segment performance.

     The Company’s operating model includes a combination of stand-alone and combined business functions between the Household Products and Personal Care businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management.

     This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters and six months ended March 31, 2010 and 2009.

Household Products

	Quarter ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net sales	$441.8	$417.1	$1,145.8	$1,065.1
Segment profit	$71.9	$54.9	$250.7	$210.1

     For the quarter, net sales were $441.8, up $24.7, or 6% versus the same quarter last year, including the favorable impact of currencies of approximately $22. The impact of favorable currencies was partially offset by lower net sales of approximately $7 in Venezuela due to the recent devaluation, net of local pricing actions. Excluding the impact of currencies and Venezuela, net sales increased approximately $10, or 2%, due primarily to higher sales in certain international markets. While the premium alkaline category has shown unit growth versus the prior year quarter, the dollar value of this category remains flat to slightly negative in this comparison due to the negative pricing impact of pack upsizing in the U.S. Overall pricing and product mix was unfavorable by approximately $2 due primarily to lower pricing in the U.S., partially offset by price increases in other areas of the world.

     Segment profit increased $17.0, including approximately $14 of favorable currencies and the positive impact of raw material pricing versus the year ago quarter due, in part, to our commodity hedging activities. These increases were partially offset by a negative impact of approximately $4 due to the Venezuela devaluation.

     For the six months ended March 31, 2010, net sales increased $80.7 or 8%, including approximately $48 of favorable currencies. Excluding the favorable impact of currencies, net sales were up 3% due to higher net sales in certain international markets and a more normalized shipping timing for the holidays, coupled with a soft prior year comparative in the first quarter of fiscal 2010.

     Segment profit for the six months increased $40.6 or 19%. Excluding the impact of favorable currencies of approximately $21, segment profit increased approximately $20 due to favorable raw material pricing, the margin impact of the higher sales noted above, and the timing of A&P spending versus a year ago.

     While we continually engage in ongoing reviews of all of our categories, in an effort to provide greater clarity regarding the ongoing dynamics in the battery category, we have recently completed a more in-depth analysis. While short term measurements of category performance may fluctuate, this analysis indicated that an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this continues to create a negative impact on the demand for primary batteries. This trend, coupled with aggressive competitive activity in the U.S. and other markets, could put additional pressure on segment results going forward.

Personal Care

	Quarter ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net sales	$493.3	$463.3	$966.0	$857.8
Segment profit	$115.5	$100.9	$235.7	$192.3

     Net sales for the quarter were $493.3, up $30.0, or 6% versus the same quarter last year. This increase includes approximately $19 of favorable currencies and $32 of Edge and Skintimate shave preparation net sales. These increases were partially offset by lower net sales from Venezuela of $6 due primarily to currency devaluation partially offset by local market pricing actions. Excluding these discrete impacts, net sales declined 3%. Wet Shave net sales declined 8% on lower volumes across all segments due to the launch of Quattro for Women Trimmer last year, and lower promotional activity behind men’s systems and disposables. Skin Care sales increased 2% due to higher shipments of Hawaiian Tropic. This was offset partially by lower shipments of Wet Ones due to high levels of retail inventory as consumption related to H1N1 declined. Infant Care sales increased 4% due to continued growth in Diaper Genie and cups, partially offset by lower sales of bottles. Finally, Feminine Care sales increased 2% due to higher shipments of Sport tampons partially offset by lower sales of Gentle Glide.

     Segment profit for the quarter was $115.5, up $14.6 or 14% versus the same quarter in the prior year. Favorable currencies and the inclusion of Edge and Skintimate brands positively impacted profit by approximately $10 each.

     For the six months ended March 31, 2010, net sales increased $108.2 or 13%. This increase includes approximately $38 of favorable currencies and $66 from Edge and Skintimate shave preparations. Excluding both of these impacts, net sales were essentially flat. Wet Shave sales decreased 1% on lower sales of disposables and men’s systems. Skin Care sales increased 5% on higher sales of Hawaiian Tropic. Infant Care sales increased 4% on continued growth in Diaper Genie and cups, partially offset by lower sales of bottles. Feminine Care sales decreased 5% as lower sales of Gentle Glide were partially offset by continued strong growth of Sport.

     Segment profit for the six months increased $43.4 or 23%. Excluding the impact of favorable currencies of approximately $19, segment profit increased approximately $23 due to the inclusion of Edge and Skintimate shave preparations, as profits for these products for fiscal 2010 are concentrated in the first half due to the timing of A&P activities.

General Corporate and Other Expenses

	Quarter ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
General Corporate Expenses	$23.4	$14.6	$46.0	$30.7
Integration	0.9	1.7	2.6	3.1
General Corporate Expenses with Integration	24.3	16.3	48.6	33.8
Restructuring and Related Charges	0.6	4.7	5.8	7.9
General Corporate and Other Expenses	$24.9	$21.0	$54.4	$41.7
% of total net sales	2.7%	2.4%	2.6%	2.2%

     For the quarter ended March 31, 2010, general corporate and other expenses were $24.9, up $3.9, due primarily to quarter over quarter changes in deferred compensation liabilities and higher amortization of stock awards. These increases were partially offset by lower restructuring and realignment costs in the fiscal 2010 second quarter. Corporate and other expenses were $54.4, up $12.7, for the six months ended March 31, 2010 as compared to the same period in the prior year due primarily to changes in deferred compensation liabilities and higher amortization of stock awards. Consistent with its historical actions, the Company may engage in further cost reductions to optimize its operating performance, which could result in future charges.

Liquidity and Capital Resources
     Cash flow from operations is the primary funding source for operating needs and capital investments. Cash flow from operations increased by $148.0 to $274.2 for the six months ended March 31, 2010 as compared to $126.2 for the same period last year. Increased operating earnings before changes in working capital contributed approximately $89 to this increase. It should be noted that $24.7 of this increase was due to a deposit made by the Company in the prior year six month period related to its share option contract, which is in place to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. This deposit is reported in fiscal 2009 cash flow on the Other, net line in the Statement of Cash Flows and discussed below under “Market Risk – Stock Price Exposure.” A similar deposit was not required in fiscal 2010. In addition, cash flow from changes in working capital improved by approximately $59 for the six months ended March 31, 2010. The biggest driver in the improved working capital result was the investment in inventory, which decreased by approximately $13 during the first six months of 2010 as compared to an increase of approximately $80 for the same period last year.

     Capital expenditures were $48.5 for the six months ended March 31, 2010 and $75.7 for the same period last year. Full year capital expenditures are estimated to be approximately $140 to $150 for 2010.

     The Company’s total borrowings were $2,414.0 at March 31, 2010, of which $184.0, net of the interest rate swap, is tied to variable interest rates. The Company maintains total committed debt facilities of $2,904.0, of which $477.4 remained available as of March 31, 2010.

     Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.99 to 1, and the ratio of its EBIT to total interest expense was 5.01 to 1, as of March 31, 2010. Each of the calculations at March 31, 2010 was pro forma for the Edge/Skintimate shave preparation acquisition.

The Company anticipates that it will remain in compliance with its debt covenants for the foreseeable future. The negative impact on EBITDA resulting from the voluntary retirement (VERO) and reduction in force (RIF) charges in the fourth quarter of 2009 had a negative impact on the ratio of indebtedness to EBITDA as such charges are not excluded from the calculation of trailing twelve month EBITDA under the terms of the agreements. The VERO and RIF charges will negatively impact trailing twelve month EBITDA, which is used in the ratio, through the third quarter of fiscal 2010, after which it will roll out of the calculation. Savings from the VERO and RIF programs will somewhat mitigate the negative EBITDA impact of the restructuring charges as they are realized during this time frame, and will remain a positive impact on the ratio going forward. In addition, the Venezuela devaluation charge of $22.7 is also included in the trailing twelve month EBITDA calculation at March 31, 2010, and will negatively impact the ratio of indebtedness to EBITDA for all of fiscal 2010. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

     The Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We can provide no assurance that the facility will be renewable on an annual basis, or if renewed, it may be done so on less favorable terms. At March 31, 2010, the Company had no borrowings outstanding under this facility.

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

     A summary of Energizer’s significant contractual obligations at March 31, 2010 is shown below:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt, including current maturities	$2,386.5	$196.0	$975.5	$395.0	$820.0
Interest on long-term debt	533.7	112.7	188.5	130.7	101.8
Operating leases	75.3	23.1	26.2	14.9	11.1
Purchase obligations and other (1)	99.5	69.1	19.3	11.1	-
Total	$3,095.0	$400.9	$1,209.5	$551.7	$932.9

(1)	The Company has estimated approximately $3.5 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of March 31, 2010, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $47 excluding interest and penalties. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

The Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of March 31, 2010, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

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

     Excluding Venezuela, and based on current foreign exchange rates, we estimate currencies will be favorable by approximately $15 to $20, net of the impact of hedging activities, through the balance of the fiscal year versus the same period in the prior year. We cannot predict how foreign exchange rates will move in the future and how such movements will affect this estimate.

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

     The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter and six months ended March 31, 2010 resulted in expense of $3.8 and $6.0, respectively, and for the quarter and six months ended March 31, 2009 resulted in income of $4.5 and $1.4, respectively, and was recorded in other financing items. In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At March 31, 2010, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $0.8 included in Accumulated Other Comprehensive Loss. Contract maturities for these hedges extend into 2012.

Commodity Price Exposure
     The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Loss was an unrealized pre-tax gain of $5.5 and an unrecognized pre-tax loss of $4.2 at March 31, 2010 and 2009, respectively. Over the next twelve months, approximately $5.2 of the gain recognized in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2011. There were 15 open contracts at March 31, 2010.

     Commodity and raw material prices have increased in recent months. However, our hedging activities and supply contract terms should delay the negative impact on product cost through the remainder of fiscal 2010. As a result, we expect raw material and commodity costs to be $8 to $10 favorable over the balance of the fiscal year as compared to the same period last year.

Interest Rate Exposure
     The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2010, the Company had $484.0 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $1.8 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at March 31, 2010.

     During 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.9%. These hedging instruments are considered cash flow hedges for accounting purposes. At March 31, 2010, the Company had an unrecognized pre-tax loss on these interest rate swap agreements of $1.8 included in Accumulated Other Comprehensive Loss.

Stock Price Exposure
     At March 31, 2010, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $0.6 as included in other current liabilities and $7.4 as included in other current assets at March 31, 2010 and 2009, respectively. The change in fair value of the total share option for the quarter and six months ended March 31, 2010 resulted in income of $1.0 and expense of $2.6, respectively, and for the quarter and six months ended March 31, 2009 resulted in expense of $3.2 and $14.9, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

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
  our ability to successfully access capital markets and ensure adequate liquidity during the current unsettled economic environment;
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

Item 4. Controls and Procedures

     Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

     There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

     There is no information required to be reported under any items except those indicated below.

Item 1 — Legal Proceedings

     The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to Energizer’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     No shares of Energizer Common Stock were acquired by Energizer during the quarter ended March 31, 2010.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

By:
Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
Date: April 30, 2010

EXHIBIT INDEX

     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401 (filed on March 16, 2000)).

3.2	Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2009).

4.1	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on April 19, 2000)).

10.1	Description of Compensatory Arrangements of Chairman of Board of Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 26, 2010).

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

*	Filed herewith.