Form 10-Q
period 2010-06-30
ENERGIZER HOLDINGS INC
filed 2010-07-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-15401

_________________

ENERGIZER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)
_________________

Missouri	43-1863181
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

533 Maryville University Drive
St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

(314) 985-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on June 30, 2010: 70,185,965

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income Condensed for the
Three and Nine Months Ended June 30, 2010 and 2009	3

Unaudited Consolidated Balance Sheets Condensed as of June 30, 2010 and September 30, 2009	4

Unaudited Consolidated Statements of Cash Flows Condensed for the Nine Months Ended
June 30, 2010 and 2009	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of
Operations and Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	30

SIGNATURE	31

EXHIBIT INDEX	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,076.8	$997.5	$3,188.6	$2,920.4

Cost of products sold	559.2	539.7	1,663.6	1,535.5

Gross profit	517.6	457.8	1,525.0	1,384.9

Selling, general and administrative expense	185.1	176.6	556.9	508.6
Advertising and promotion expense	145.2	119.3	310.7	296.1
Research and development expense	23.6	22.6	68.5	64.0
Interest expense	30.8	35.0	95.1	109.7
Other financing (income)/expense, net	(9.9)	(7.5)	24.2	19.1

Earnings before income taxes	142.8	111.8	469.6	387.4

Income tax provision	38.8	39.1	151.4	126.7
Net earnings	$104.0	$72.7	$318.2	$260.7

Basic earnings per share	$1.48	$1.15	$4.55	$4.34
Diluted earnings per share	$1.47	$1.13	$4.51	$4.29

Consolidated Statements of Comprehensive Income:

Net earnings	$104.0	$72.7	$318.2	$260.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(63.4)	57.9	(134.6)	(22.3)
Pension/Postretirement activity, net of tax of
$(0.2) and $(0.4) for the quarter and nine
months ended June 30, 2010, respectively, and
$(1.3) and $(0.4) for the quarter and nine months
ended June 30, 2009, respectively	0.5	(2.1)	1.3	3.9
Deferred (loss)/gain on hedging activity, net of tax
of $(2.9) and $0.7 for the quarter and nine
months ended June 30, 2010, respectively,
and $(0.4) and $7.0 for the quarter and nine
months ended June 30, 2009, respectively	(1.8)	0.2	4.9	11.6
Total comprehensive income	$39.3	$128.7	$189.8	$253.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

	June 30,	September 30,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$488.8	$359.3
Trade receivables, less allowance for doubtful
accounts of $14.5 and $11.3, respectively	840.0	810.0
Inventories	631.6	667.3
Other current assets	271.4	289.2
Total current assets	2,231.8	2,125.8
Property, plant and equipment, net	821.4	863.4
Goodwill	1,302.0	1,326.2
Intangible assets	1,765.7	1,788.6
Other assets	36.6	45.0
Total	$6,157.5	$6,149.0

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$316.0	$101.0
Notes payable	23.9	169.1
Accounts payable	234.0	231.6
Other current liabilities	669.0	657.8
Total current liabilities	1,242.9	1,159.5
Long-term debt	2,024.0	2,288.5
Other liabilities	913.1	938.7
Total liabilities	4,180.0	4,386.7
Shareholders' equity
Common stock	1.1	1.1
Additional paid in capital	1,562.4	1,555.3
Retained earnings	2,272.3	1,963.2
Treasury stock	(1,675.0)	(1,702.4)
Accumulated other comprehensive loss	(183.3)	(54.9)
Total shareholders' equity	1,977.5	1,762.3
Total	$6,157.5	$6,149.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flow from operations
Net earnings	$318.2	$260.7
Non-cash items included in income	164.3	142.4
Other, net	(7.8)	(28.6)
Operating cash flow before changes in working capital	474.7	374.5
Changes in current assets and liabilities used in operations	(35.4)	(123.0)
Net cash from operations	439.3	251.5

Cash flow from investing activities
Capital expenditures	(73.8)	(108.4)
Acquisitions, net of cash acquired	-	(275.0)
Proceeds from sale of assets	0.6	2.2
Other, net	(5.1)	(0.1)
Net cash used by investing activities	(78.3)	(381.3)

Cash flow from financing activities
Cash payments on debt with original maturities greater than 90 days	(49.5)	(104.5)
Net decrease in debt with original maturities of 90 days or less	(142.1)	(2.1)
Proceeds from issuance of common stock	8.5	511.3
Excess tax benefits from share-based payments	4.6	0.9
Net cash (used by)/from financing activities	(178.5)	405.6

Effect of exchange rate changes on cash	(53.0)	(3.7)

Net increase in cash and cash equivalents	129.5	272.1
Cash and cash equivalents, beginning of period	359.3	171.2
Cash and cash equivalents, end of period	$488.8	$443.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
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

Note 1 – Segments
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

For the quarter and nine months ended June 30, 2010, the Company recorded a pre-tax gain of $5.1 and a pre-tax loss of $19.1, respectively, related to the recent devaluation of our Venezuela affiliate’s U.S. dollar based intercompany payable and the impact of the adoption of highly inflationary accounting on the reported value of the affiliate’s net monetary assets. These specific impacts, which are included in Other Financing on the Consolidated Statement of Earnings, are shown collectively as a separate line item on the table below and are not considered in evaluating segment performance. However, normal operating results in Venezuela, such as sales, gross margin and spending have been impacted by translating at less favorable exchange rates. These operating results remain as part of the reported segment totals. The negative impacts of the Venezuela devaluation on operating results are disclosed when considered relevant to understanding the quarter and year to date comparatives.

For the prior year quarter and nine months ended June 30, 2009, cost of products sold and selling, general and administrative expense (SG&A) reflected favorable adjustments of $1.1 and $24.1, respectively, related to the change in policy under which the Company’s colleagues earn and vest in the Company’s paid time off (PTO). These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented as a separate line below segment profit as it was not operational in nature. Such presentation reflects management’s view on how it evaluates segment performance.

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

Segment sales and operating profit for the quarter and nine months ended June 30, 2010 and 2009, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2010	2009	2010	2009
Household Products	$487.6	$468.0	$1,633.4	$1,533.1
Personal Care	589.2	529.5	1,555.2	1,387.3
Total net sales	$1,076.8	$997.5	$3,188.6	$2,920.4

	For the quarter ended June 30,		For the nine months ended June 30,
Operating Profit	2010	2009	2010	2009
Household Products	$89.9	$74.8	$340.6	$284.9
Personal Care	95.4	87.8	331.1	280.1
Total segment operating profit	$185.3	$162.6	$671.7	$565.0
General corporate and other expenses	(18.2)	(21.8)	(72.6)	(63.5)
Venezuela devaluation/other impacts	5.1	-	(19.1)	-
PTO Policy Change	-	1.1	-	24.1
Amortization	(3.4)	(2.6)	(10.2)	(9.4)
Interest and other financing items	(26.0)	(27.5)	(100.2)	(128.8)
Total earnings before income taxes	$142.8	$111.8	$469.6	$387.4

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2010	2009	2010	2009
Alkaline batteries	$286.2	$272.2	$976.5	$908.9
Other batteries and lighting products	201.4	195.8	656.9	624.2
Wet Shave	340.1	273.8	928.7	771.9
Skin Care	147.6	148.2	324.7	310.6
Feminine Care	51.0	58.4	149.4	160.0
Infant Care	50.5	49.1	152.4	144.8
Total net sales	$1,076.8	$997.5	$3,188.6	$2,920.4

Total assets by segment are presented below:

	June 30,	September 30,
	2010	2009
Household Products	$1,209.5	$1,370.6
Personal Care	1,210.4	1,125.7
Total segment assets	2,419.9	2,496.3
Corporate	669.9	537.9
Goodwill and other intangible assets, net	3,067.7	3,114.8
Total assets	$6,157.5	$6,149.0

Note 2 – Venezuela
A number of recent developments during fiscal 2010 have resulted in the recording of a net devaluation loss for the Company’s Venezuela affiliate and a change in the accounting used for consolidation to reflect the translation of financial information under the rules governing consolidation in a highly inflationary economy. A summary of the key developments and the resulting net devaluation charge included in Other Financing on the Consolidated Statement of Earnings for fiscal 2010 follows.

Adoption of Parallel Rate For Translation Purposes
At December 31, 2009, the Company determined that the parallel rate was the appropriate rate to use for the translation of our Venezuela affiliate’s financial statements for the purposes of consolidation based on the facts and circumstances of our business, including the fact that the parallel rate was the current method used to settle U.S. dollar invoices for newly imported product and the Company has not remitted dividends to the U.S. for an extended time period.

This adoption had two critical impacts. First, at December 31, 2009, the Company translated the local currency balance sheet of its Venezuela affiliate, exclusive of the outstanding U.S. dollar intercompany payable, using the parallel rate of 6.0 Bolivars per U.S. dollar, with the offsetting devaluation recorded to currency translation adjustment in the equity section of the Consolidated Balance Sheet. Second, the Company devalued its Venezuela affiliate’s legacy U.S. dollar intercompany payable outstanding at December 31, 2009 at 6.0 Bolivars per U.S. dollar and reflected the devaluation loss in operating results. This charge reflected the potentially higher local currency cost, which may be required to settle this U.S. dollar obligation. The Company continues to pursue settlement of this legacy payable through CADIVI (Venezuela’s Commission for the Administration of Currency Exchange), and partial settlements at more favorable exchange rates have occurred during the fiscal year, which have reduced the original devaluation loss.

A summary of the devaluation loss and subsequent gains resulting from partial settlement of the U.S. dollar payable follows:

		Loss (Gain) included in
		Other Financing
	Book Value	Three Months	Nine Months
	of US$ Payable	Ended June 30 , 2010	Ended June 30 , 2010
Devaluation of US$ payable
at 6.0 Bolivars per US$	$40.1	$-	$25.5

Partial settlement of US$ payable
January to June 2010	(12.0)	(1.2)	(3.8)

Net US$ payable at June 30, 2010	$28.1	$(1.2)	$21.7

Adoption of Highly Inflationary Accounting
Effective January 1, 2010, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into the company’s reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary. At June 30, 2010, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate was approximately $24.

At the time of the adoption of highly inflationary accounting, in January 2010, the net monetary assets of the Company’s Venezuela affiliate were translated at an exchange rate of 6.0 Bolivars per U.S. dollar, which reflected the then current parallel rate. The Company continued to value these net monetary assets using the parallel rate until May 2010, at which time the Venezuela authorities suspended the use of the parallel market for foreign exchange and announced its intent to implement an alternative market under the control of the Venezuela Central Bank. In June 2010, the Venezuela Central Bank established an alternative foreign exchange market utilizing a “trading band” of between 4.3 and 5.3 Bolivars per U.S. dollar. This alternative market included restrictions on the amount of U.S. dollars, which may be converted each month.

Based on the suspension of the parallel market and the subsequent implementation of the Venezuela Central Bank alternative, the Company began utilizing the high end of the published “trading band”, which was 5.3 Bolivars per U.S. dollar as the translation rate for our Venezuela affiliate’s financial statements for the purposes of consolidation. This includes the translation of monthly operating results (beginning in June 2010) and the valuation of our net monetary assets under highly inflationary accounting at June 30, 2010. Since this new translation rate was more favorable than the parallel rate at both March 31, 2010 (the end of the previous quarter) and January 1, 2010 (the original adoption of highly inflationary accounting), the Company recorded a gain in Other Financing on the Consolidated Statement of Earnings of $3.9 and 2.6, respectively, for the quarter and nine months ended June 30, 2010.

Summary Impact of Devaluation Recorded in Other Financing
The following table summarizes the net devaluation charge related to the use of the parallel rate to value our Venezuela affiliate’s U.S. dollar payable, net of subsequent settlements, and the impact of the valuation of our Venezuela affiliate’s net monetary assets under highly inflationary accounting for the three and nine months ended June 30, 2010.

	Loss (Gain) Included in
	Statement of Earnings
	Three Months	Nine Months
	Ended June 30 , 2010	Ended June 30 , 2010
Loss (Gain) on devaluation of US$ payable	$(1.2)	$21.7

Gain on valuation of net monetary assets
under highly inflationary accounting/other	(3.9)	(2.6)

Devaluation Loss (Gain), pre-tax	(5.1)	19.1

Income Tax Benefit	(0.6)	(2.1)

Devaluation Loss (Gain), net of tax	$(5.7)	$17.0

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

In fiscal 2009, total pre-tax charges related to the VERO and RIF were $38.6, which represented employee separation and related costs. Virtually all of these costs in 2009 were recorded in SG&A expense. In the fourth quarter of fiscal 2009 and nine months ended June 30, 2010, payments of $5.8 and $31.3, respectively, were made related to the VERO and RIF. The remaining payments of $1.5, which are not considered material, will be made as required.

The Company believes this restructuring plan was advisable to reduce the Company’s overhead cost structure for its Household Products business. The VERO resulted in the voluntary separation of 289 hourly and 101 salaried U.S. colleagues and the RIF resulted in the termination of 46 colleagues in the U.S. and certain foreign affiliates.

Note 4 – Share-based payments

Total compensation cost charged against income for the Company’s share-based compensation arrangements was $7.1 and $22.1 for the current quarter and nine months and $0.1 and $8.5 for the same quarter and nine months last year, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $2.6 and $8.1 for the current quarter and nine months, respectively, and $0.0 and $3.1 for the same quarter and nine months last year, respectively.

Restricted Stock Equivalents (RSE)
In October 2009, the Company granted RSE awards to certain employees which included approximately 266,300 shares that vest ratably over four years or upon death, disability or change of control. At the same time, the Company granted two RSE awards to key senior executives. One grant includes approximately 145,900 shares and vests on the third anniversary of the date of grant or upon death, disability or change of control. The second grant includes approximately 339,700 performance shares which vests on the date that the Company publicly releases its earnings for its 2012 fiscal year contingent upon the Company’s earnings per share compound annual growth rate (EPS CAGR) for the three year period ending on September 30, 2012. Under the terms of the performance award, 100% of the grant vests if a three year EPS CAGR of at least 12% is achieved, with smaller percentages vesting if the Company achieves a three year EPS CAGR between 5% and 12%. In addition, the terms of the performance awards provide that the awards vest upon death, disability and in some instances, upon change of control. The total performance award expected to vest is amortized over the vesting period.

Options
In October 2009, the Company granted non-qualified stock options to purchase 266,750 shares of common stock to certain executives and employees of the Company. The options vest on the third anniversary of the date of the grant, but may accelerate and become exercisable before that date upon the recipient’s death or disability or upon a change in control. The options remain exercisable for 10 years from the date of grant. However, this term may be reduced under certain circumstances including the recipient’s termination of employment.

Note 5 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The increase in the weighted average shares for basic earnings per share as compared to the prior year periods was due primarily to the common stock offering, which occurred in May 2009. The Company completed the sale of 10,925,000 shares at a price of $49.00 per share. Net proceeds received from the sale of the shares were $510.2, net of fees and expenses, and were used, in part, to acquire the shave preparation business of SC Johnson on June 5, 2009 for $275.0 and to repay $100 of private placement notes, which matured on June 30, 2009. The remaining net proceeds were used for general corporate purposes, including the repayment of indebtedness.

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2010 and 2009, respectively.

(in millions, except per share data)	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net earnings for basic and dilutive earnings per share	$104.0	$72.7	$318.2	$260.7
Denominator:
Weighted-average shares for basic earnings per share	70.1	63.4	69.9	60.0
Effect of dilutive securities:
Stock options	0.3	0.5	0.3	0.5
Restricted stock equivalents	0.3	0.4	0.3	0.3
Total dilutive securities	0.6	0.9	0.6	0.8
Weighted-average shares for diluted earnings per share	70.7	64.3	70.5	60.8
Basic earnings per share	$1.48	$1.15	$4.55	$4.34
Diluted earnings per share	$1.47	$1.13	$4.51	$4.29

At June 30, 2010 and 2009, approximately 1.3 and 0.9 million, respectively, of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2009 and June 30, 2010.

	Household	Personal
	Products	Care	Total
Balance at October 1, 2009	$37.1	$1,289.1	$1,326.2
Cumulative translation adjustment	(0.4)	(23.8)	(24.2)
Balance at June 30, 2010	$36.7	$1,265.3	$1,302.0

Total amortizable intangible assets other than goodwill at June 30, 2010 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames / Brands	$11.0	$(8.1)	$2.9
Technology and patents	51.8	(28.1)	23.7
Customer-related/Other	68.7	(22.5)	46.2
Total amortizable intangible assets	$131.5	$(58.7)	$72.8

The carrying amount of indefinite-lived trademarks and tradenames was $1,692.9 at June 30, 2010, a decrease of $16.3 from September 30, 2009. Changes in indefinite-lived trademarks and tradenames are due primarily to changes in foreign currency exchange rates. Estimated amortization expense for amortizable intangible assets is $14.6, $14.2, $14.2, $11.9 and $8.9 for the years ending September 30, 2010 through 2014, respectively.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Service cost	$8.3	$7.8	$24.7	$23.3
Interest cost	12.6	13.1	37.9	39.5
Expected return on plan assets	(15.7)	(15.3)	(46.6)	(45.9)
Amortization of prior service cost	(1.5)	(0.5)	(4.5)	(1.4)
Amortization of unrecognized net loss	1.9	0.7	5.9	2.0
Amortization of transition obligation	-	0.1	0.1	0.3
Settlement loss recognized	-	-	-	3.2
Net periodic benefit cost	$5.6	$5.9	$17.5	$21.0

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	0.6	0.7	1.8	2.0
Expected return on plan assets	(0.1)	-	(0.1)	-
Amortization of prior service cost	(0.6)	(0.6)	(2.0)	(1.8)
Amortization of unrecognized net gain	(0.4)	(0.5)	(1.1)	(1.1)
Net periodic benefit cost	$(0.3)	$(0.3)	$(1.0)	$(0.6)

Note 8 – Debt
Notes payable at June 30, 2010 and September 30, 2009 consisted of notes payable to financial institutions with original maturities of less than one year of $23.9 and $169.1, respectively, and had a weighted-average interest rate of 5.7% and 3.5%, respectively.

The detail of long-term debt at June 30, 2010 and September 30, 2009 is as follows:

	June 30,	September 30,
	2010	2009
Private Placement, fixed interest rates ranging from 3.9% to	$1,885.0	$1,930.0
6.6%, due 2010 to 2017
Term Loan, variable interest at LIBOR + 63 basis points, or	455.0	459.5
0.88%, due 2012
Total long-term debt, including current maturities	2,340.0	2,389.5
Less current portion	316.0	101.0
Total long-term debt	$2,024.0	$2,288.5

The Company’s total borrowings were $2,363.9 at June 30, 2010, including $478.9 tied to variable interest rates of which $300 is hedged via the interest rate swap noted below. The Company maintains total debt facilities of $2,853.9, exclusive of available borrowings under the receivables securitization program, of which $477.4 remained available as of June 30, 2010.

During the second quarter of fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.9%.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.78 to 1, and the ratio of its EBIT to total interest expense was 5.47 to 1, as of June 30, 2010. The Company anticipates that it will remain in compliance with its debt covenants for the foreseeable future. The negative impact on EBITDA resulting from the voluntary retirement (VERO) and reduction in force (RIF) charges in the fourth quarter of 2009 had a negative impact on the ratio of indebtedness to EBITDA as such charges are not excluded from the calculation of trailing twelve month EBITDA under the terms of the agreements. The VERO and RIF charges will negatively impact trailing twelve month EBITDA, which is used in the ratio, through the end of this reporting quarter, after which it will roll out of the calculation. Savings from the VERO and RIF programs have somewhat mitigated the negative EBITDA impact of the restructuring charges as they were realized during this time frame, and will remain a positive impact on the ratio going forward. In addition, the Venezuela devaluation charge of $19.1, pre-tax, is also included in the trailing twelve month EBITDA calculation at June 30, 2010, and will negatively impact the ratio of indebtedness to EBITDA for all of fiscal 2010. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

On May 3, 2010, the Company amended and renewed its existing receivables securitization program, under which the Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We can provide no assurance that the facility will be renewable on an annual basis, or if renewed, it may be done so on less favorable terms. At June 30, 2010, there were no borrowings outstanding under this facility.

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

Aggregate maturities of long-term debt, including current maturities, at June 30, 2010 are as follows: $316.0 in one year, $156.0 in two years, $778.0 in three years, $190.0 in four years, $80.0 in five years and $820.0 thereafter.

Note 9 – Treasury Stock
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2010 under its July 2006 authorization from the Board of Directors. This authorization granted approval for the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 10 – Financial Instruments
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at June 30, 2010 and 2009 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding hedging instruments, which is included in Accumulated Other Comprehensive Loss was an unrealized pre-tax loss of $2.9 and a pre-tax gain of $6.1 at June 30, 2010 and September 30, 2009, respectively. Over the next twelve months, approximately $1.2 of the loss realized in Accumulated Other Comprehensive Loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2011. There were 18 open contracts at June 30, 2010.

Foreign Currency Risk A significant portion of Energizer’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the euro, the yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At June 30, 2010 and September 30, 2009, respectively, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $5.7 and a pre-tax loss of $15.3 included in Accumulated Other Comprehensive Loss. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2010 levels, over the next twelve months, approximately $6.7 of the gain recognized in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 54 open contracts at June 30, 2010.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2010, the Company had $478.9 variable rate debt outstanding. During fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years. At June 30, 2010 and September 30, 2009, respectively, the Company had a unrealized pre-tax loss on these interest rate swap agreements of $5.1 and a pre-tax gain of $3.4 included in Accumulated Other Comprehensive Loss.

Cash Flow Hedges The Company maintains a number of cash flow hedging programs, as discussed above, to reduce risks related to commodity, foreign currency and interest rate risk. Each of these derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

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

In addition, the Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any losses on these contracts would be offset by exchange gains on the underlying exposures; thus, they are not subject to significant market risk.

The following table provides fair values as of June 30, 2010 and September 30, 2009, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2010 and 2009, respectively.

		For Quarter Ended		For Nine Months Ended
	At June 30, 2010	June 30, 2010		June 30, 2010
			Gain/(Loss)		Gain/(Loss)
		Gain/(Loss)	Reclassified From	Gain/(Loss)	Reclassified From
Derivatives designated as	Fair Value	Recognized	OCI into Income	Recognized	OCI into Income
Cash Flow Hedging Relationships	Asset (Liability) (1) (2)	in OCI (3)	(Effective Portion) (4) (5)	in OCI (3)	(Effective Portion) (4) (5)
Foreign currency contracts	$5.7	$4.9	$-	$10.2	$(10.8)
Commodity contracts (6)	(2.9)	(6.3)	2.6	(1.7)	5.2
Interest rate contracts	(5.1)	(3.3)	-	(8.5)	-
Total	$(2.3)	$(4.7)	$2.6	$-	$(5.6)

		For Quarter Ended		For Nine Months Ended
	At September 30, 2009	June 30, 2009		June 30, 2009
			Gain/(Loss)		Gain/(Loss)
		Gain/(Loss)	Reclassified From	Gain/(Loss)	Reclassified From
Derivatives designated as	Fair Value	Recognized	OCI into Income	Recognized	OCI into Income
Cash Flow Hedging Relationships	Asset (Liability) (1) (2)	in OCI (3)	(Effective Portion) (4) (5)	in OCI (3)	(Effective Portion) (4) (5)
Foreign currency contracts	$(15.3)	$(10.5)	$1.3	$3.7	$1.8
Commodity contracts	6.1	3.1	(5.4)	(2.7)	(18.5)
Interest rate contracts	3.4	6.4	-	5.8	-
Total	$(5.8)	$(1.0)	$(4.1)	$6.8	$(16.7)

(1)	All derivative assets are presented in other current assets or other assets.
(2)	All derivative liabilities are presented in other current liabilities or other liabilities.
(3)	OCI is defined as other comprehensive income.
(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing, commodity contracts in cost of products sold.
(5)	Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting the associated risk. The ineffective portion recognized in income was insignificant to the quarter and nine months ended June 30, 2010 and 2009.
(6)	At June 30, 2010, $2.1 of gains associated with the Company's commodity contracts were capitalized to OCI. The gain will be reclassified from OCI into Income as a result of inventory being sold.

The following table provides fair values as of June 30, 2010 and September 30, 2009, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2010 and 2009, respectively.

		For Quarter Ended	For Nine Months Ended
	At June 30, 2010	June 30, 2010	June 30, 2010
Derivatives not designated as	Fair Value	Gain/(Loss)	Gain/(Loss)	Income Statement
Cash Flow Hedging Relationships	Asset (Liability)	Recognized in Income	Recognized in Income	Classification
Share option	$(9.5)	$(8.8)	$(11.4)	SG&A
Foreign currency contracts	(3.9)	(2.8)	(8.8)	Other financing
Total	$(13.4)	$(11.6)	$(20.2)

		For Quarter Ended	For Nine Months Ended
	At September 30, 2009	June 30, 2009	June 30, 2009
Derivatives not designated as	Fair Value	Gain/(Loss)	Gain/(Loss)	Income Statement
Cash Flow Hedging Relationships	Asset (Liability)	Recognized in Income	Recognized in Income	Classification
Share option	$2.0	$1.8	$(13.1)	SG&A
Foreign currency contracts	(1.0)	(0.8)	0.6	Other financing
Total	$1.0	$1.0	$(12.5)

Fair Value Hierarchy Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of June 30, 2010 and September 30, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30,	September 30,
	2010	2009
Assets/(Liabilities) at fair value:
Deferred Compensation	$(106.5)	$(124.3)
Derivatives - Foreign Exchange	1.8	(16.3)
Derivatives - Commodity	(2.9)	6.1
Derivatives - Interest Rate Swap	(5.1)	3.4
Share Option	(9.5)	2.0
Total Assets/(Liabilities) at fair value	$(122.2)	$(129.1)

At June 30, 2010 and September 30, 2009 the Company had no level 1 or level 3 financial assets or liabilities.

At June 30, 2010, the fair market value of fixed rate long-term debt was $2,082.7 compared to its carrying value of $1,885.0. The book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheet approximate fair value.

At June 30, 2010, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. See the table above for further information on the fair value of these contracts.

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

Note 11 – Supplemental Financial Statement Information

	June 30,	September 30,
	2010	2009
Inventories
Raw materials and supplies	$73.5	$79.2
Work in process	133.0	119.6
Finished products	425.1	468.5
Total inventories	$631.6	$667.3
Other Current Assets
Miscellaneous receivables	$38.9	$54.3
Deferred income tax benefits	130.4	133.0
Prepaid expenses	83.1	80.9
Other	19.0	21.0
Total other current assets	$271.4	$289.2
Property, Plant and Equipment
Land	$36.2	$37.7
Buildings	274.1	267.4
Machinery and equipment	1,588.8	1,512.0
Construction in progress	76.9	157.7
Total gross property	1,976.0	1,974.8
Accumulated depreciation	(1,154.6)	(1,111.4)
Total net property, plant and equipment	$821.4	$863.4
Other Assets
Pension asset	$8.6	$4.8
Deferred charges and other assets	28.0	40.2
Total other assets	$36.6	$45.0
Other Current Liabilities
Accrued advertising, promotion and allowances	$320.6	$281.2
Accrued salaries, vacations and incentive compensation	92.5	92.3
Returns reserve	51.1	46.6
Other	204.8	237.7
Total other current liabilities	$669.0	$657.8
Other Liabilities
Pensions and other retirement benefits	$266.8	$280.0
Deferred compensation	119.2	141.3
Deferred income tax liabilities	452.5	450.8
Other non-current liabilities	74.6	66.6
Total other liabilities	$913.1	$938.7

Note 12 – Recently Issued Accounting Pronouncements
No new accounting pronouncements issued during the quarter are expected to have a material impact on the Consolidated Financial Statements.

Note 13 – Legal Proceedings/Contingencies
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

     The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and nine months ended June 30, 2010 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

     Net Earnings for the Company for the quarter ended June 30, 2010 were $104.0, or $1.47 per diluted share, compared to $72.7, or $1.13 per diluted share, for the same quarter last year. The current year quarter includes somewhat higher average diluted shares outstanding of 70.7 as compared to 64.3 in the prior year quarter due to the impact of the May 2009 share offering. The current quarter results include the following items:
  A favorable adjustment of $5.7, after taxes, or $0.08, per diluted share due primarily to a translation gain on the reported value of the net monetary assets of the Company’s Venezuela affiliate. See the “Recent Developments” section below for further details,
  Favorable prior year tax adjustments of $3.7, or $0.05 per diluted share, and
  Costs associated with integration and certain other realignment activities of $0.9, after taxes, or $0.01 per diluted share.
     The prior year quarter results include the following item:
  A favorable adjustment of $0.7 after taxes, or $0.01 per diluted share, resulting from a change in the policy under which Energizer colleagues earn and vest in the Company’s paid time-off (PTO) benefit.
     Net Earnings for the nine months ended June 30, 2010 were $318.2, or $4.51 per diluted share, compared to $260.7, or $4.29 per diluted share for the same period last year. As noted above, weighted average diluted shares outstanding of 70.5 are higher for the fiscal 2010 period as compared to 60.8 for the same period in fiscal 2009 due to the May 2009 share offering. The current nine month results include the following items:
  A charge of $17.0, after-tax, or $0.24 per diluted share, due primarily to the devaluation of our Venezuela affiliate’s U.S. dollar intercompany payable,
  Integration and other realignment costs of $6.5, after-tax, or $0.09 per diluted share, and
  Favorable prior year tax adjustments of $3.7, or $0.05 per diluted share.
     The prior year nine month results include the following items:
  The favorable impact of the change in the PTO policy, as discussed above, of $15.2, after taxes, or $0.26 per diluted share, and
  Costs associated with the Playtex integration and certain other realignment activities of $7.4, after taxes, or $0.12 per diluted share.

     For the following discussions regarding operating results, including the discussion of segment results for the quarter and nine month periods, all references to the impact of currencies are exclusive of Venezuela. The impact of the Venezuela devaluation and related activities is disclosed separately, where it is believed to be a relevant factor in understanding operating results.

     Net sales for the quarter ended June 30, 2010 increased $79.3, or 8%, due primarily to the favorable impact of currencies of approximately $18, the inclusion of Edge and Skintimate shave preparations, which added approximately $41 to net sales for the quarter and the positive impact of the launch of Schick Hydro. These increases were partially offset by lower net sales in Venezuela of approximately $12 due to the negative impact of the devaluation partially offset by favorable pricing actions in the local market.

     For the nine months ended June 30, 2010, net sales increased $268.2, or 9%, due, in part, to currencies, which positively impacted the year-over-year comparison by approximately $104, and the inclusion of Edge and Skintimate shave preparations, which added approximately $108 to net sales. The nine month growth was also positively impacted by favorable volumes as a result of the Schick Hydro launch during the third quarter. The Venezuela devaluation did not have a material impact on the year to date net sales comparative as higher Venezuela net sales in the first quarter, which was prior to devaluation, partially offset the negative results in the second and third quarters, which were post-devaluation. See “Segment Results” below for further details for the quarter and nine month sales.

     Gross profit for the quarter ended June 30, 2010 increased $59.8, or 13%, due to the favorable impact of currencies of approximately $18, the inclusion of Edge and Skintimate shave preparations, which added approximately $17, and higher sales in Household Products and Wet Shave, exclusive of the impact of Edge and Skintimate. Gross margin as a percent of net sales was 48.1%, for the quarter ended June 30, 2010, as compared to 45.9% for the same quarter in the prior year. The current year quarter was positively impacted by approximately 90 basis points due to favorable currencies.

     For the nine months ended June 30, 2010, gross profit increased $140.1 or 10% due to the favorable impact of currencies of approximately $80 and the inclusion of Edge and Skintimate shave preparations which added approximately $47. Gross margin as a percent of net sales was 47.8%, for the nine months ended June 30, 2010 as compared to 47.4% for the same period in the prior year. The current nine months was positively impacted by approximately 100 basis points due to favorable currencies, while the prior period gross margin percentage was favorably impacted by approximately 40 basis points due to the PTO policy adjustment noted above.

     Selling, general and administrative expense (SG&A) increased $8.5 for the quarter as compared to the same period in the prior year including an increase of approximately $3 due to currencies. For the nine months ended June 30, 2010, SG&A increased $48.3 including an increase of approximately $18 due to currencies, and the prior year favorable impact of the change in the PTO policy, which reduced SG&A by approximately $13 for the nine month period in the prior fiscal year.

     Advertising and promotion (A&P) expense increased $25.9, or 22%, for the quarter ended June 30, 2010 due primarily to the support of the recent launch of Schick Hydro. A&P for the quarter ended June 30, 2010 was 13.5% of net sales versus 12.0% of net sales for the same quarter last year.

     For the nine months ended June 30, 2010, A&P increased $14.6, or 5%, due primarily to the timing of spending and the impact of the Schick Hydro launch in April 2010. A&P for the nine months ended June 30, 2010 was 9.7% of net sales versus 10.1% of net sales for the same period last year.

     Last quarter, we estimated that full year A&P expense would likely be in the range of 11% to 12% of net sales due, in part, to support for the April launch of Schick Hydro. Overall, our promotional support of the Schick Hydro launch is in line with our expectations. However, we continue to adjust the mix of spending across all of our brands including, for example, a shift to certain programs such as couponing that are reported as reductions to net sales rather than as A&P expense. As a result, we expect total year A&P as a percent of net sales to be at or slightly below the low end of the range noted above.

     Research and development expense increased $1.0, or 4%, for the quarter ended June 30, 2010 and $4.5, or 7%, for the nine months ended June 30, 2010, due primarily to our stated intention to increase investment in support of our innovation initiatives.

     Interest expense was $30.8, a decrease of $4.2, or 12%, as compared to the prior year quarter. For the nine months ended June 30, 2010, interest expense was $95.1, down $14.6 as compared to the same period in the prior year. The decrease in both the quarter and the year comparatives are due primarily to lower average debt outstanding.

     Other financing income was $9.9 for the quarter ended June 30, 2010, including a translation gain of $5.1 related to Venezuela. See the discussion in “Recent Developments” for further information.

     For the nine months ended June 30, 2010, other financing costs were $24.2, driven by the impact of the Venezuela devaluation and related factors, which contributed $19.1 of the overall costs. The remaining costs included in Other financing are primarily losses incurred on settled foreign exchange hedge contracts, which are more than offset by currency favorability in gross margin.

     Income taxes were $38.8, or 27.2%, of pre-tax income for the third quarter of fiscal 2010 as compared to 35% for the same quarter in fiscal 2009. The third quarter of fiscal 2010 includes favorable prior year tax adjustments of $3.7 and a $0.6 benefit related to Venezuela, each of which reduced the effective rate for the quarter. For the nine months ended June 30, 2010, income taxes were $151.4, or 32.2%, of pre-tax income, as compared to 32.7% for the same period in fiscal 2009.

     The Company remains on track to deliver the savings expected from the fourth quarter 2009 voluntary enhanced retirement option and reduction in force programs. We estimate that total annualized savings for the programs will be approximately $18 to $20 once fully achieved, with approximately $14 of savings expected in fiscal year 2010.

Recent Development

Venezuela Update

     As noted in prior filings, at December 31, 2009, the Company determined that the parallel rate was the appropriate rate to use for the translation of our Venezuela affiliate’s financial statements for the purposes of consolidation based on the facts and circumstances of our business, including the fact that the parallel rate was the then current method used to settle U.S. dollar invoices for newly imported product. In May 2010, the Venezuela government announced that trading in the historical parallel market would be suspended. They also announced that the Venezuela Central Bank would establish an alternative to the historical parallel market. This alternative exchange market, established a “trading band” of between 4.30 and 5.30 Bolivars per U.S. dollar and contained a number of trading restrictions. The specifics of the Venezuela Central Bank alternative exchange option include a limitation of $0.35 U.S. dollars per month for any particular entity, provided that no CADIVI approvals have been received over the prior 90 days. This is a substantial restriction in the amount of U.S. dollars available for the payment of newly imported product, outside of the CADIVI approval process, as compared to the suspended parallel market. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how the recent changes as well as future developments within Venezuela will affect our Venezuela operations, if at all.

     Since foreign exchange is no longer available in the historical parallel market, the Company is now using the upper limit of the Venezuela Central Bank “trading band”, or 5.30, as the translation rate for our Venezuela affiliate’s financial statements for the purposes of consolidation. This includes the translation of monthly operating results (beginning in June 2010) and the valuation of our net monetary assets under highly inflationary accounting. While the Company is utilizing the most unfavorable rate in this “trading band”, it is favorable to the most recent historical parallel rates utilized by the Company prior to the suspension of this market. As a result, we have recorded a gain of approximately $5, pre-tax, in the third quarter of fiscal 2010, which reflects an improved valuation of the Company’s net monetary assets due to the use of a more favorable translation rate. However, due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency monetary assets in Venezuela to U.S. dollars in the future. As a result, further negative charges reflecting a less favorable exchange rate outcome are possible.

Non-GAAP Financial Measures

     While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as comparisons excluding the impact of currencies and the PTO policy change in the prior year as well as comparative effective tax rates excluding the impact of the Venezuela devaluation charge and certain favorable prior year tax adjustments are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a more meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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

     For the quarter and nine months ended June 30, 2010, the Company recorded a pre-tax gain of $5.1 and a pre-tax loss of $19.1, respectively, related to the recent devaluation of our Venezuela affiliate’s U.S. dollar based intercompany payable and the impact of the adoption of highly inflationary accounting on the reported value of the affiliate’s net monetary assets. These specific impacts, which are included in Other Financing on the Consolidated Statement of Earnings, are shown collectively as a separate line item on the table below and are not considered in evaluating segment performance. However, normal operating results in Venezuela, such as sales, gross margin and spending, have been impacted by translating at less favorable exchange rates. These operating results remain as part of the reported segment totals. The negative impacts of the Venezuela devaluation on operating results are disclosed when considered relevant to understanding the quarter and year to date comparatives.

     For the prior quarter and nine months ended June 30, 2009, cost of products sold and SG&A reflected favorable adjustments of $1.1 and $24.1, respectively, related to the change in policy under which the Company’s colleagues earn and vest in the Company’s paid time off (PTO). These favorable adjustments were not reflected in the Household Products or Personal Care segments, but rather presented as a separate line below segment profit as it was not operational in nature. Such presentation reflects management’s view on how it evaluates segment performance.

     The Company’s operating model includes a combination of stand-alone and combined business functions between the Household Products and Personal Care businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, combined sales forces and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the businesses. Such allocations may not represent the costs of such services if performed on a stand-alone basis.

     This structure is the basis for Energizer’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarters and nine months ended June 30, 2010 and 2009.

Household Products

	Quarter ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net sales	$487.6	$468.0	$1,633.4	$1,533.1
Segment profit	$89.9	$74.8	$340.6	$284.9

     For the quarter, net sales were $487.6, up $19.6, or 4% versus the same quarter last year, including favorable currency impacts of approximately $11. The favorable currency impact was partially offset by lower net sales of approximately $7 due to the Venezuelan devaluation. Excluding the impact of currencies and Venezuela, net sales increased approximately $15, or 3%, due to distribution gains, merchandising improvements and higher sales in certain international markets. While the premium alkaline category in global measured markets has shown unit growth versus the prior year quarter, the dollar value of this category remains negative due to the reduced price per unit as a result of the competitor-led pack upsizing in the U.S. Global pricing and product mix was unfavorable by approximately $14, due primarily to the impact of this pack upsizing in the U.S., partially offset by price increases in other areas of the world.

     Segment profit increased $15.1, including approximately $8 of favorable currencies and the positive impact of raw material pricing versus the year ago quarter due, in part, to our commodity hedging activities. These increases were partially offset by a negative impact of approximately $3 due to the Venezuela devaluation.

     For the nine months ended June 30, 2010, net sales increased $100.3 or 7%, including approximately $59 of favorable currencies, partially offset by reduced net sales in Venezuela of $6 due to the devaluation. Excluding the impact of currencies and Venezuela, net sales were up 3% or approximately $47 due to distribution gains, higher net sales in certain international markets, and a lower prior year comparative in the first quarter.

     Segment profit for the nine months increased $55.7 or 20%. Excluding the impact of favorable currencies of approximately $29, net of the unfavorable impact of Venezuela of $6, segment profit increased approximately $33 due to favorable raw material pricing and the margin impact of the higher sales noted above.

     As noted previously, we believe an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this continues to create a negative impact on the demand for primary batteries. This trend, coupled with aggressive competitive activity in the U.S. and other markets, could put additional pressure on segment results going forward. In light of this trend, the Company is evaluating a number of options to better position its Household Product business including capacity requirements, the mix of product offerings, go-to-market strategies and investment initiatives. We expect this evaluation to continue for the next three to six months.

Personal Care

	Quarter ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net sales	$589.2	$529.5	$1,555.2	$1,387.3
Segment profit	$95.4	$87.8	$331.1	$280.1

     Net sales for the quarter were $589.2, up $59.7 or 11% versus the same quarter last year. This increase includes approximately $7 of favorable currencies and $41 of Edge and Skintimate shave preparation net sales. These increases were partially offset by lower net sales from Venezuela of $6 due primarily to currency devaluation partially offset by local market pricing actions. Excluding these impacts, net sales increased 3% or approximately $18. Wet Shave sales increased 10% due to the launch of Schick Hydro in North America and favorable price/mix on disposables due to lower promotional activity. Skin Care sales decreased 1% due to lower shipments of Wet Ones, more in line with normalized demand post H1N1 consumption peaks. The decline in Wet Ones was partially offset by increased shipments of Banana Boat and Hawaiian Tropic. Infant Care sales increased 1%, while Feminine Care sales decreased 14% on lower sales of Gentle Glide due to significant competitive activity in the quarter partially offset by continued growth of Sport tampons.

     Segment profit for the quarter was $95.4, up $7.6, or 9%, versus the same quarter last year. Favorable currencies and the inclusion of Edge and Skintimate added $4 and $7, respectively, to segment profit for the quarter. The favorable impact of higher net sales exclusive of currencies and Edge and Skintimate, including the favorable impact of the Schick Hydro launch, was more than offset by higher A&P for the quarter due primarily to support of this launch.

     For the nine months ended June 30, 2010, net sales increased $167.9 or 12%. This increase includes approximately $45 of favorable currencies and $108 from Edge and Skintimate shave preparations. Excluding these impacts, net sales increased 1% or approximately $15. Wet Shave sales increased 3% due to the launch of Schick Hydro. Skin Care sales increased 2% due to higher shipments of Banana Boat and Hawaiian Tropic partially offset by lower shipments of Wet Ones. Infant Care sales increased 3% due to Diaper Genie and cups, offset by lower sales of bottles. Feminine Care sales decreased 8% on lower shipments of Gentle Glide partially offset by continued growth of Sport tampons.

     Segment profit for the nine months increased $51 or 18%. Excluding the impact of favorable currencies of approximately $22, segment profit increased $29 due to the inclusion of Edge and Skintimate shave preparations.

General Corporate and Other Expenses

	Quarter ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
General Corporate Expenses	$17.0	$21.5	$63.0	$52.2
Integration	0.5	-	3.1	3.1
General Corporate Expenses with Integration	17.5	21.5	66.1	55.3
Restructuring and Related Charges	0.7	0.3	6.5	8.2
General Corporate and Other Expenses	$18.2	$21.8	$72.6	$63.5
% of total net sales	1.7%	2.2%	2.3%	2.2%

     For the quarter ended June 30, 2010, general corporate and other expenses were $18.2, down $3.6, due primarily to quarter over quarter changes in deferred compensations liabilities. Corporate and other expenses were $72.6, up $9.1, for the nine months ended June 30, 2010 as compared to the same period in the prior year due primarily to higher stock award amortization in fiscal 2010. The Company may engage in further cost reductions to optimize its operating performance, which could result in future restructuring and related charges.

Liquidity and Capital Resources

     Cash flow from operations is the primary funding source for operating needs and capital investments. Cash flow from operations increased by $187.8 to $439.3 for the nine months ended June 30, 2010 as compared to $251.5 for the same period last year. This increase was due primarily to higher operating earnings before changes in working capital of approximately $100 and the impact of a $24.7 payment made in the first quarter of the prior year, and not reported in fiscal 2010, in conjunction with the Company’s share option contract, which is in place to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities. This item is reported in the fiscal 2009 cash flow on the Other, net line in the Statement of Cash Flows. In addition, cash flow from changes in working capital improved by approximately $88 for the nine months ended June 30, 2010. Accrued expenses and other current liabilities were the biggest drivers in the improved working capital result and increased by approximately $21 during the first nine months of fiscal 2010 as compared to a decrease of $80 for the same period last year. This increase was due, in part, to higher advertising and promotional accruals as a result of the Schick Hydro launch during the third quarter of fiscal 2010. Higher accounts receivable was partially offset by lower inventory and higher accounts payable.

     In May 2009, the Company completed the sale of 10,925,000 shares of common stock at a price of $49.00 per share. Net proceeds received from the sale of the shares were $510.2, net of fees and expenses, and were used, in part, to acquire the shave preparation business of SC Johnson on June 5, 2009 for $275.0 and to repay $100 of private placement notes, which matured on June 30, 2009. The remaining net proceeds were used for general corporate purposes, including the repayment of indebtedness.

     Capital expenditures were $73.8 for the nine months ended June 30, 2010 and $108.4 for the same period last year. Full fiscal year capital expenditures are estimated to be approximately $105 to $115 for 2010.

     The Company’s total borrowings were $2,363.9 at June 30, 2010, including $478.9 tied to variable interest rates, of which $300 is hedged via interest rate swaps. The Company maintains total debt facilities of $2,853.9, exclusive of available borrowings under the receivables securitization program, of which $477.4 remained available as of June 30, 2010.

     Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.78 to 1, and the ratio of its EBIT to total interest expense was 5.47 to 1, as of June 30, 2010. The Company anticipates that it will remain in compliance with its debt covenants for the foreseeable future. The negative impact on EBITDA resulting from the voluntary retirement (VERO) and reduction in force (RIF) charges in the fourth quarter of 2009 had a negative impact on the ratio of indebtedness to EBITDA as such charges are not excluded from the calculation of trailing twelve month EBITDA under the terms of the agreements.

The VERO and RIF charges will negatively impact trailing twelve month EBITDA, which is used in the ratio, through the end of this reporting quarter, after which it will roll out of the calculation. Savings from the VERO and RIF programs have somewhat mitigated the negative EBITDA impact of the restructuring charges as they were realized during this time frame, and will remain a positive impact on the ratio going forward. In addition, the Venezuela devaluation charge of $19.1, pre-tax, is also included in the trailing twelve month EBITDA calculation at June 30, 2010, and will negatively impact the ratio of indebtedness to EBITDA for all of fiscal 2010. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

     On May 3, 2010, the Company amended and renewed its existing receivables securitization program, under which the Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We can provide no assurance that the facility will be renewable on an annual basis, or if renewed, it may be done so on less favorable terms. At June 30, 2010, there were no borrowings outstanding under this facility.

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

     A summary of Energizer’s significant contractual obligations at June 30, 2010 is shown below:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt, including current maturities	$2,340.0	$316.0	$934.0	$270.0	$820.0
Interest on long-term debt	484.6	109.2	175.5	119.7	80.2
Operating leases	75.3	23.1	26.2	14.9	11.1
Purchase obligations and other (1)	106.8	72.2	25.0	9.6	-
Total	$3,006.7	$520.5	$1,160.7	$414.2	$911.3

(1)	The Company has estimated approximately $3.5 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of June 30, 2010, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $47 excluding interest and penalties. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

     In addition to the other contractual obligations set forth in the table above, the Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of June 30, 2010, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

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

     Excluding Venezuela, and based on current foreign exchange rates, we estimate the change in currencies versus the prior year will have only a marginal impact on operating profit for the remainder of the fiscal year.

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

     The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2010 resulted in expense of $2.8 and $8.8, respectively, and for the quarter and nine months ended June 30, 2009 resulted in expense of $0.8 and income of $0.6, respectively, and was recorded in Other Financing. In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges included in Accumulated Other Comprehensive Loss of $5.7 and a pre-tax loss of $15.3, at June 30, 2010 and September 30, 2009, respectively. Contract maturities for these hedges extend into 2012.

Commodity Price Exposure
     The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated Other Comprehensive Loss was an unrealized pre-tax loss of $2.9 and a pre-tax gain of $6.1 at June 30, 2010 and September 30, 2009, respectively. Over the next twelve months, approximately $1.2 of the loss realized in Accumulated Other Comprehensive Loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2011. There were 18 open contracts at June 30, 2010.

     We expect raw material and commodity costs to be $3 to $5 favorable over the balance of the year as compared to the same period last year.

Interest Rate Exposure
     The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2010, the Company had $478.9 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $1.8 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at June 30, 2010.

     During 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.9%. These hedging instruments are considered cash flow hedges for accounting purposes. The Company had an unrealized pre-tax loss on these interest rate swap agreements included in Accumulated Other Comprehensive Loss of $5.1 and a pre-tax gain of $3.4 at June 30, 2010 and September 30, 2009, respectively.

Stock Price Exposure
     At June 30, 2010, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $9.5 as included in other current liabilities and $2.0 as included in other current assets at June 30, 2010 and September 30, 2009, respectively. The change in fair value of the total share option for the quarter and nine months ended June 30, 2010 resulted in expense of $8.8 and $11.4, respectively, and for the quarter and nine months ended June 30, 2009 resulted in income of $1.8 and expense of $13.1, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

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
  our ability to continue to develop and successfully launch new products;
  the impact of cost reduction measures on our competitive position;
  the impact of any restructuring and realignment initiatives;
  the impact of economic conditions, changes in technology, and device trends on demand for our products;
  the effect of currency fluctuations;
  changes in our raw material costs or disruptions in the supply of raw materials;
  risks associated with the current economic environment;
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
  the resolution of our tax contingencies and the extent to which they result in additional tax liabilities; and
  our ability to adequately protect our intellectual property rights;
The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 4. Controls and Procedures

     Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers, including the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that the disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

     There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     No shares of Energizer Common Stock were acquired by Energizer during the quarter ended June 30, 2010.

Item 6 — Exhibits

     See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

By:
Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
principal financial officer)

Date: July 30, 2010

EXHIBIT INDEX

     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401 (filed on March 16, 2000))).

3.2	Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2009).

10.1*	Amendment No. 2 to Third Amended and Restated Receivables Purchase Agreement dated as of May 3, 2010 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi, UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent.

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)**	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101	The following materials from Energizer Holdings, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished herewith.