Form 10-Q/A
period 2010-06-30
ENERGIZER HOLDINGS INC
filed 2010-07-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q/A
Amendment No. 1
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on June 30, 2010: 70,185,965

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrants Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the 10-Q), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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