Form 10-K
period 2010-09-30
ENERGIZER HOLDINGS INC
filed 2010-11-23
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Yes: ☒      No: ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes: ☐      No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒      No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes: ☒      No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes: ☐      No: ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2010, the last day of the registrant’s most recently completed second quarter: $4,338,799,632.

(For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 19, 2010: 70,583,751.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2010 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 18, 2011. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2010. (Part III of Form 10-K).

Forward-Looking Statements
This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation; our expectations as to anticipated pre-tax restructuring charges and future cost savings; the impact of further decline in the battery category; our competitive position and market share presence in both Household Products and Personal Care categories; capital expenditures and other investments during fiscal 2011; advertising and promotional spending; the impact of foreign currency movements (excluding Venezuela); raw material and commodity costs; the impact of contractual purchase obligations; and the possibility of material environmental costs in excess of accruals.

These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.

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

Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
  the preliminary nature of the estimates related to the restructuring initiatives, and the possibility they may change as management develops and finalizes its plans;

  Energizer’s ability to timely implement the strategic initiatives in a manner that will positively impact our financial condition and results of operation;

  the impact of the strategic initiatives on Energizer’s relationships with its employees, its major customers and vendors;

  our ability to develop new products, improve operations and realize cost savings;

  our ability to continue planned advertising and other promotional spending and the impact thereon of lower than anticipated cash flows, or by alternative investment opportunities;

  our ability to execute its business strategy, achieve profitability, or maintain relationships with existing customers in our competitive businesses;

  our ability to predict consumer consumption trends with respect to the overall battery category although it is likely that they will continue to be significantly negatively impacted by declines in the proliferation or consumption of primary battery-powered devices;

  competitive promotional, pricing or product innovation activity, retailer inventory reductions or product placement decisions, and the loss of significant retailer customers;

  our ability to anticipate the impact of raw material and other commodity costs, and the difficulty in predicting with any accuracy whether raw material, energy and other input costs, or unit volumes, will stabilize, since such costs are impacted by multiple economic, political and other factors outside of the Company’s control, and volumes are impacted by consumption and category trends that are difficult to assess;

  changes in the funding obligations for our pension plan;

  the extent of product liability claims and others claims against us;

  events that may disrupt our manufacturing facilities or supply channels;

  the effect of regulation on our business in the U.S. and abroad;

  the impact of changes in foreign, cultural, political and financial market conditions on our international operations;

  our ability to adequately protect our intellectual property rights;

  our ability to continue to make strategic acquisitions and achieve the desired financial results;

  the impact on our effective tax rate for the year of legislative or regulatory changes by federal, state and local, and foreign taxing authorities, as well as the profitability or losses of Energizer’s various subsidiary operations in both high-tax and low-tax countries;

  our ability to estimate the impact of foreign currency exchange rates and offsetting hedges on Energizer’s profitability for the year with any degree of certainty; and,

  the impact of prolonged recessionary conditions in key global markets where Energizer competes on local currency movements, which could impact current spot rates.
The risk factors set forth in our Annual Report on Form 10-K, in the section entitled “Risk Factors,” could affect future results, causing our results to differ materially from those expressed in our forward-looking statements.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements.

The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents.

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

     Energizer is the successor to over 100 years of expertise in the battery and portable lighting products industry. Its brand names Energizer and Eveready have worldwide recognition for quality and dependability, and are marketed and sold in more than 165 countries.

     On March 28, 2003, we completed the acquisition of the Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. SWS is the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Its portfolio of products include: Quattro for Women, Intuition, Lady Protector and Silk Effects Plus women’s shaving systems and Hydro, Quattro and Protector men’s shaving systems, as well as the Quattro, Xtreme 3, and Slim Twin/Exacta disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold in more than 140 countries.

     On June 5, 2009, we completed the acquisition of the Edge and Skintimate shave preparation brands from S.C. Johnson & Son, Inc. (SCJ). This added U.S. market leading shave preparation brands to our existing wet shave product portfolio.

     On November 23, 2010, we completed the acquisition of American Safety Razor, LLC, a Delaware limited liability company (“ASR”), as we acquired substantially all of the assets of ASR, including the assets of its U.S. subsidiaries and the stock of its non-U.S. subsidiaries, and assumed substantially all of the liabilities of ASR and its U.S. subsidiaries, for a cash purchase price of $301 million. ASR, founded in 1875, is the leading global manufacturer of private label / value wet shaving razors and blades, and industrial and specialty blades.

     At the beginning of fiscal 2008, we completed the acquisition of all of the outstanding stock of Playtex Products, Inc. (Playtex), a leading manufacturer and marketer of well-recognized branded consumer products in North America. Its portfolio of products include Playtex feminine care products, Playtex infant care products, Diaper Genie diaper disposal systems, Wet Ones pre-moistened wipes, Banana Boat and Hawaiian Tropic sun care products, and Playtex household gloves.

     Our subsidiaries operate a number of manufacturing and packaging facilities in 14 countries on five continents, as listed in Item 2 below, and as of September 30, 2010, employ over 4,500 colleagues in the United States and approximately 11,000 in foreign jurisdictions. These totals do not include the recently acquired ASR business which operates 9 manufacturing and packaging facilities in 6 countries and employs approximately 1,200 employees as of September 30, 2010.

     On May 20, 2009, the Company completed a public offering of shares of common stock under which it sold 10,925,000 shares at a price to the public of $49.00 per share. The Company used the net proceeds of the offering to acquire the shave preparation business of S.C. Johnson & Son, Inc. and for general corporate purposes, including the repayment of indebtedness.

     When we use the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

     We use Energizer, Schick, Wilkinson Sword, Playtex and the Energizer, Schick, Wilkinson Sword and Playtex logos as our trademarks or those of our subsidiaries. Product names and company programs appearing throughout in italics are trademarks of Energizer Holdings, Inc. or its subsidiaries. This Annual Report on Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

     Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk factors” section of this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

     Retail sales for purposes of market size, market position and market share information are based on retail sales in U.S. dollars.

Principal Products

     Energizer operates in two segments: Household Products and Personal Care. For information about net sales, earnings before income taxes, depreciation and amortization, total assets and capital expenditures of each of our segments, and geographic segment information, including net sales to customers and long-lived assets, refer to Note 17 of the Notes to Consolidated Financial Statements.

Household Products

     Energizer’s Household Products division manufactures and markets one of the most extensive product portfolios in household batteries, specialty batteries and portable lighting products. We offer batteries using carbon zinc, alkaline, rechargeable and lithium technologies. These products are marketed and sold into the price, premium and performance segments. This allows us to penetrate the broad range of the market and meet most consumer needs. We distribute our portfolio of household and specialty batteries and portable lighting products through a global distribution network, which also provides a platform for the distribution of our personal care products. Since Energizer’s invention of the first D cell battery in 1893, we have been committed to developing and marketing innovative new products for the portable power and portable lighting products market.

     Energizer’s long history of innovation includes the first to market the Alkaline battery, the first mercury-free Alkaline battery, the first mercury-free Hearing Aid battery and the “World’s Longest Lasting AA and AAA Battery in High-Tech Devices” – Ultimate Lithium. Energizer recently introduced a new Qi-compliant inductive charger for certain smart phones and other devices with Qi enabled built-in rechargeable batteries, increasing the convenience to consumers of recharging batteries without wires and connectors. In addition, our portable lighting products business introduced a number of new products in recent years designed to meet a wide range of consumer, industrial and military needs. In particular, we have converted most of our products to lower energy consuming LED lighting and eliminated incandescent bulbs from most of our product offerings.

     The battery category is highly competitive as brands compete for consumer acceptance and retail shelf space. Pricing actions in response to rising material costs have raised retail prices over time. However, pricing actions are not always available to fully offset material cost increases, especially in highly competitive markets.

     While we continually engage in ongoing reviews of all of our categories, in an effort to provide greater clarity regarding the ongoing dynamics in the battery category, we completed a more in-depth analysis in fiscal 2010. While short-term measurements of category performance may fluctuate, this analysis indicated that an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this continues to create a negative impact on the demand for primary batteries. This trend, coupled with aggressive competitive activity in the U.S. and other markets, could put additional pressure on segment results going forward.

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

     We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. We market our wet shave products in more than 140 countries worldwide. Our primary markets are the U.S., Canada, Japan and the larger countries of Western Europe, and we estimate our overall share of the wet shave category for these major markets at approximately 20% for 2010, 2009 and 2008. We currently maintain the #2 global market share position in wet shaving. Category blade unit consumption has been relatively flat for a number of years. However, product innovations and corresponding increased per unit prices have accounted for category growth. The category is extremely competitive with competitors vying for consumer loyalty and retail shelf space.

     With the acquisition of the Edge and Skintimate shave preparation brands in fiscal 2009, we added U.S. market leading shave preparation products to our wet shave portfolio.

     SWS has gained recognition for its innovation and development of new products designed to improve the shaving experience, including the introduction of the Intuition women’s system in 2003, a unique system incorporating a three-bladed razor surrounded by a skin conditioning solid which lathers, shaves and provides extra moisture in one step. In 2003, SWS introduced the Quattro men’s shaving system, the first four blade razor system for men. In 2010, SWS introduced Schick Hydro, a new men’s shaving system, which incorporates new technologies including innovative skin protectors that act to smooth skin between blade tips and an advanced hydrating gel reservoir that lubricates throughout the shaving process. Schick Hydro is available in three and five blade models. Additionally, the Company launched a new line of Schick Hydro shave gels, which coupled with the Schick Hydro razor, delivers a complete skin comfort system that goes beyond hair removal to care for men’s skin.

     With the acquisition of Playtex, we added a diversified portfolio of well-recognized branded consumer products.

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

     On November 23, 2010, Energizer acquired ASR, the leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades. In wet shave, ASR manufacturers, distributes and sells a complete line of private label/value wet shaving disposable razors, shaving systems and replacement blades. These wet shave products are sold primarily under a retailer’s store name or under value brand names such as Personna, Matrix, Magnum, Mystique, Solara and GEM. Industrial and specialty blades are sold primarily through retail paint chains, hardware stores and home improvement centers under the Personna and American Line brand names.

Sources and Availability of Raw Materials

     The principal raw materials used by Energizer - electrolytic manganese dioxide, zinc, silver, nickel, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, zinc, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, for wet shave products, and certain naturally derived fibers, resin-based plastics and certain chemicals for the Playtex product lines, - are sourced on a regional or global basis. Although the prices of zinc, nickel, electrolytic manganese dioxide, and resins, in particular, have fluctuated over time, Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time. Energizer, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials.

     We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, management has taken positions in various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

     Energizer’s products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S. and Canada, Household Products and Personal Care each has a dedicated commercial organization reflecting the scale and importance of these businesses. Outside the U.S. and Canada, the commercial teams market our full portfolio of product offerings. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

     Although a large percentage of Energizer’s sales are attributable to a relatively small number of retail customers, in fiscal 2010, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer’s annual sales. For fiscal year 2010, this customer accounted for, in the aggregate, approximately 20.1% of Energizer’s sales. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.

Patents, Technology and Trademarks

     Energizer owns a number of U.S., Canadian and foreign trademarks, which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include Eveready, Energizer, Energizer Max, Energizer UltraPlus, Energizer Ultimate, Schick, Wilkinson Sword, Intuition, Hydro, Quattro, Xtreme 3, Protector, Lady Protector, Silk Effects, ST Slim Twin, Exacta, Edge, Skintimate, Banana Boat, Hawaiian Tropic, Avotriplex, Sunsure, Sunsure Protectin & design, Binky, Diaper Genie, Drop-Ins, The First Sipster, Gentle Glide, Get on the Boat, Habiscus Floral design, HandSaver, Insulator, Insulator Sport, NaturaLatch, Natural Shape, Love Every Moment & design, Most Like Mother, Ortho Pro, Sipster, Sport, VentAire, Ventaire Advanced Crystal Clear, and Wet Ones, the Energizer Bunny and the Energizer Man character. As a result of the Playtex acquisition, Energizer also owns royalty-free licenses in perpetuity to the Playtex and Living trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

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

     As of September 30, 2010, Energizer owned (directly or beneficially) approximately 1,100 unexpired United States patents which have a range of expiration dates from June 2011 to June, 2027, and had approximately 300 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Energizer also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2010, Energizer owned (directly or beneficially) approximately 2700 foreign patents and had approximately 1,200 patent applications pending in foreign countries. The above totals do not include ASR patents.

     Since publications of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, Energizer cannot be certain that it or its subsidiaries were the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions.

Seasonality

     Sales and operating profit for Household Products tends to be seasonal, with increased purchases of batteries by consumers during the December holiday season, and increases in retailer inventories during autumn. In addition, natural disasters such as hurricanes can create conditions that drive increased needs for portable power and spike battery and flashlight sales. The wet shave business does not exhibit significant seasonal variability.

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

     Unit growth in the battery category had been positive for many years, but unit volume declined on a year-over-year basis over the last few years as overall category consumption declined, in part, due to the device trends, which increasingly utilize battery-on-board. Our principal battery competitors in the U.S. are Duracell International, Inc., a subsidiary of Procter & Gamble Company, and Spectrum Brands, Inc. We believe private-label sales by large retailers had some impact on the market in some parts of the world. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

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

     The markets for skin care, feminine care and infant care products are also highly competitive, characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our competitors in these product lines consist of a large number of domestic and foreign companies, including Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Schering-Plough and Johnson & Johnson in skin care, and a variety of competitors in the fragmented infant care market. In feminine care, we believe private label sales by large retailers in the U.S. have been growing.

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

     It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals of $10.2 million for estimated liabilities at September 30, 2010, should not be material to the business or financial condition of the Company. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans, changes in legal requirements, including any requirements related to global climate change, or other factors.

     Certain of Energizer’s products are subject to regulation under the Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration (“FDA”).

     The FDA is currently considering a monograph that would set testing requirements and labeling standards for sunscreen products. It is anticipated that the FDA may take action on this matter in the near future. If implemented, the monograph would likely result in new testing requirements and revised labeling for the Banana Boat and Hawaiian Tropic product lines, as well as competitors’ products, within a certain limited period of time after issuance. Energizer is not able to estimate the costs of complying with these changes at this time.

Available Information

     Energizer regularly files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. The SEC maintains an Internet site containing these reports, and proxy and information statements, at http://www.sec.gov. These filings are also available free of charge on Energizer’s website, at www.energizer.com, as soon as reasonably practicable after their electronic filing with the SEC. Information on Energizer’s website does not constitute part of this Form 10-K.

Other Matters

     Additional descriptions of the business of Energizer in response to Item 1, and the summary of selected financial data appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION and appearing under “ENERGIZER HOLDINGS, INC. – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Note 17 – Segment Information,” are included in Exhibit 13 attached hereto and incorporated herein by reference. This information will also appear in the Energizer Holdings, Inc. 2010 Annual Report.

Item 1A. Risk Factors.

     The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. Energizer may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future.

Energizer faces risks associated with global economic conditions.

     In general, Energizer’s financial results can be significantly affected by negative economic conditions, inflationary or deflationary pressures, high labor or material and commodity costs, and unforeseen changes in consumer demand or buying patterns. These general risks were heightened recently as economic conditions globally deteriorated significantly and the recovery in most developed markets remains sluggish. Such economic conditions could have potentially significant impacts on employment levels and consumer demand in many countries where Energizer operates, with a direct impact on our sales, profitability and our ability to generate sufficient internal cash flows or access credit at reasonable rates in order to meet future operating expenses, fund capital expenditures or repay debt as it becomes due.

     The recent economic conditions caused a number of our retailer customers to reduce their inventories and more critically analyze their inventory management and product offerings, including possibly shifting purchasing patterns to lower-cost options such as private label. Similar retailer customer activity could negatively impact Energizer’s operating results. In addition, declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. Increasing retailer customer concentration on a global scale could result in reduced sales outlets for our products, greater negotiating pressures on Energizer, and global pricing requirements across markets.

     Future unfavorable economic conditions may impact Energizer’s earnings performance and our opportunities to reduce discretionary spending may be limited. Any reductions in discretionary spending may have a greater than anticipated negative impact on future sales or brand equity.

Energizer’s failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.

     Energizer’s current debt level remains at almost $2.3 billion. Over the next twelve months, we have almost $300 million of scheduled debt maturities. Our current debt structure, consisting of unsecured notes, revolving credit facilities and a term loan with leading financial institutions, all of which are subject to certain debt ratio covenants, and a receivables securitization facility, subjects us to certain risks, including concerns over the volatility of the credit markets. Future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned, and could hinder our ability to remain in compliance with our debt covenants. In addition, Energizer is subject to interest rate risk for $178.4 million of indebtedness, as adjusted to reflect the impact of existing interest rate hedging contracts, and would be subject to increased interest payments if LIBOR, which is currently at relatively low levels, increases. In the event of default under our credit facilities, it is likely that we would be required to seek amendments or waivers under the credit agreements and the private placement note agreements, or to refinance the debt, in whole or in part. Our ability to secure such amendments or waivers, or to refinance the debt, would depend on conditions in the credit markets and our financial condition at the time. There is no assurance that we could obtain such amendments or waivers or effect such refinancing. If amendments, waivers or refinancing were to occur, there can be no assurance that we would be able to do so on terms and conditions similar to our current debt structure. Based on the current credit markets, a refinancing at this time may be unfavorable as compared to our current debt package.

     Other adverse consequences could include:
  a significant portion of Energizer’s cash from operations could be dedicated to the payment of interest and principal on our debt, which could reduce the funds available for operations;

  the level of our debt could leave Energizer vulnerable in a period of significant economic downturn;

  Energizer may not be financially able to withstand significant and sustained competitive pressures; and

  our inability to renew our revolving credit facility scheduled to mature in May 2011.
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

  place us at a competitive disadvantage as compared to our competitors that have greater financial flexibility; and

  limit, among other things, our ability to borrow additional funds.
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

Economic conditions and disruption in the credit markets could impede Energizer’s ability to successfully access capital markets and ensure adequate liquidity.

     Credit market disruptions could increase our cost of borrowing or affect our ability to access one or more financial markets. If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected. In addition, Energizer’s receivables securitization facility is subject to annual renewal by participating financial institutions, and the failure to renew this facility at sufficient funding levels in future years could require us to increase borrowings through debt facilities, which are subject to our debt ratio covenants, increasing the potential for non-compliance with those covenants.

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

  loss of key retailer customers to competitors may erode Energizer’s market share; and

  the level and nature of advertising and promotional spending by Energizer could impact consumer demand, retailer decisions regarding our product offerings, limit our access to shelf space, and hinder our ability to expand distribution to new retailer customers.
In addition, private label brands sold by retail chains, which are typically sold at lower prices, are an increasing source of competition.

     Our ability to compete in the industries in which we operate is directly dependent upon the continuing reputation and success of our brands, particularly the Energizer, Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Diaper Genie, Wet Ones, Banana Boat and Hawaiian Tropic brands. The success of these brands can suffer if our marketing plans or new product offerings do not have the desired impact on our brand’s image or ability to attract consumers. Further our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.

Category growth and performance of the product categories in which we compete may be impacted by changes in technology and device trends, which could directly impair Energizer’s operating results and growth prospects.

     We believe an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this continues to create a negative impact on the demand for primary batteries. This trend, coupled with volatile commodity markets and aggressive competitive activity in the U.S. and other markets, could put additional pressure on segment results going forward. Development and commercialization of new battery or personal care technologies not available to Energizer could also negatively impact our results and prospects.

Changes in foreign, cultural, political and financial market conditions could impair Energizer’s international operations and financial performance.

     Energizer’s businesses are currently conducted on a worldwide basis, with almost half of our sales in fiscal 2010 arising from foreign countries, and a significant portion of our production capacity located overseas. Consequently, Energizer is subject to a number of significant risks associated with our subsidiaries doing business in foreign countries, including:
  the effect of foreign income and withholding taxes and other restrictions on the flow of capital between countries;

  the U.S. tax treatment of foreign source income and losses;

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

     Almost 50% of Energizer’s sales in fiscal 2010 were denominated in local currencies but reported in U.S. dollars, and the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits. Additionally, while sales are made in local currency, a high percentage of product costs for our foreign operations are denominated in U.S. dollars. The recent economic crises revealed that exchange rates can be highly volatile. Changes in currency exchange rates may also affect the relative prices at which Energizer and our foreign competitors sell products in the same market and the relative prices at which Energizer purchases materials and services in foreign markets. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

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

     Current accounting standards require that intangible assets with indefinite lives be periodically evaluated for impairment. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates may negatively impact the fair value of these intangible assets and other long-lived assets, which could result in an impairment charge. These charges may have an adverse impact on our operating results and financial position.

Loss of any of our principal customers could significantly decrease our sales and profitability.

     Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 20.1% of net sales in fiscal 2010. Generally, sales to Wal-Mart and our other top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability.

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

The Food and Drug Administration is considering a monograph which would establish testing and labeling requirements for sunscreen products.

The Food and Drug Administration (FDA) is expected to release a final rule on the sunscreen monograph, which may include changes on such elements as usage, active ingredients, testing and product labeling. While we are unable to estimate the costs of compliance with any new changes in the regulations at this time, the increased cost to comply with the regulations could be significant to Energizer.

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
There is a possibility that third party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints.

Although we have contingency plans in place, and our multiple facilities and third-party suppliers can provide alternative sources of product supply in the event of manufacturing disruptions, if a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations.

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

     The funding obligations for Energizer’s pension and postretirement plans are impacted by the performance of the financial markets, particularly the equity and debt markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the market value of assets and liabilities based on the interest rate environment on a specific date. If the financial markets do not provide the expected long-term returns on invested assets, we could be required to make significant pension contributions. The equity and debt markets can be very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements by adding volatility to the calculation of the pension liability. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

     Assumptions used in determining benefit liabilities and the fair value of plan assets for our pension and other postretirement benefit plans are evaluated by Energizer in consultations with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate and the expected long-term rate of return on assets, our future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liabilities and related costs and funding requirements.

The resolution of Energizer’s tax contingencies may result in additional tax liabilities, and/or tax rates may increase, which could adversely impact our cash flows and results of operations.

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

     Energizer relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. In particular, our trademarks are of material importance to our business and are among our most important assets. In fiscal 2010, substantially all of our total revenues were from products bearing proprietary trademarks and brand names. Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names. In addition, Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are significant to our business.

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

     We have completed four significant acquisitions since becoming an independent company in 2000. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

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

The integration of Energizer’s and ASR’s businesses may not be successful or anticipated benefits from the acquisition may not be realized.

The recent acquisition of ASR will require a significant amount of time and attention as well as financial resources to the process of integrating the operations of Energizer’s business and ASR’s business. We may be unable to integrate the ASR business into our operations in an efficient, timely and effective manner.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with needed expertise to integrate the two businesses or to operate the combined company’s business. Furthermore, ASR offers private label products, a product group in which we have limited experience.

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the acquisition, or realize these benefits within the time frame that is currently expected. The benefits of the acquisition may also be offset by operating losses relating to changes in commodity pricing, or in increased competition, or by risks and uncertainties relating to the combined company’s private label and branded products. If we fail to realize the benefits we anticipate from the acquisition, our results of operations may be adversely affected.

We face risks arising from the restructuring of our operations.

In November 2010, we announced initiatives to restructure our Household Products business with the intention of improving utilization and realizing cost savings in the future. The process of restructuring could entail, among other activities, moving production between facilities, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our overhead structure.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our production requirements. As a result of this ongoing evaluation, we initiated the restructuring discussed above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” included in Exhibit 13 attached hereto.

If we incur unexpected charges related to the restructuring, or in connection with any potential future restructuring program, our financial condition and results of operations may suffer. Restructuring presents significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies.

     Additional descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” are included in Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2010 Annual Report to Shareholders.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties

     A list of Energizer’s principal plants and facilities as of the date of filing follows (excluding any of ASR’s plants and facilities). Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained. See, however, Item 1A “Risk Factors – We face risks from the restructuring of our operations.”

HOUSEHOLD PRODUCTS
North America	Asia
Asheboro, NC (2)	Bogang, People’s Republic of China (1)(9)
Bennington, VT	Cimanggis, Indonesia (8)
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Johor, Malaysia
Maryville, MO	Jurong, Singapore (8)
St. Albans, VT	Mandaue Cebu, Philippines (1)
Walkerton, Ontario, Canada (5)	Tianjin, People’s Republic of China (1)
Westlake, OH (3)
Africa
Europe	Alexandria, Egypt
La Chaux-de-Fonds, Switzerland	Nakuru, Kenya (4)
Tanfield Lea, U.K. (1)

PERSONAL CARE

North America	Europe
Milford, CT	Solingen, Germany
Dover, DE (6)
Sidney, OH (7)	South America
Ormond Beach, FL	Sao Paolo, Brazil (11)
Allendale, NJ (1)(3)
Racine, Wisconsin (10)

Asia
Guangzhou, People’s Republic of China (1)

ADMINISTRATIVE AND
EXECUTIVE OFFICES
St. Louis, Missouri (1)	Mississauga, Ontario, Canada (1)
Shelton, CT (1)

     In addition to the properties identified above, Energizer and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1) Leased (2) Two plants and separate packaging facility (3) Research facility (4) Less than 20% owned interest(5) Bulk packaging or labeling (6) Three facilities, one of which is leased (7) Two facilities, one of which is leased (8) Facility is owned, but land is leased (9) Two facilities (10) Outsourced Shave prep manufacturing (11) Outsourced Personal Care Mfg.

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

     See also the discussion captioned “Governmental Regulation and Environmental Matters” under Item 1 above.

Item 4. (Removed and Reserved).

Item 4a. Executive Officers Of The Registrant.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2010. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Ward M. Klein- Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 55.

Joseph W. McClanathan- President and Chief Executive Officer, Energizer Household Products since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Energizer Battery from 2004 to 2007, and President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 58.

David P. Hatfield- President and Chief Executive Officer, Energizer Personal Care since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Schick-Wilkinson Sword from April to November, 2007, as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, as Vice President, North American and Global Marketing, from 1999 to 2004. Age: 50.

Daniel J. Sescleifer- Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 48.

Gayle G. Stratmann- Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Age: 54.

Peter J. Conrad- Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 50.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     ENR Stock is listed on the New York Stock Exchange. As of September 30, 2010, there were approximately 11,500 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for ENR Stock for the period from October 1, 2008 to September 30, 2010. No dividends were declared or paid on ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2011.

Market Price Range

	FY2010			FY2009
First Quarter	$52.58	-	$66.90	$30.36	-	$82.90
Second Quarter	$53.88	-	$65.74	$37.57	-	$58.43
Third Quarter	$50.24	-	$63.37	$47.90	-	$60.61
Fourth Quarter	$49.25	-	$72.50	$51.18	-	$69.11

     There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities. The following table reports treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of	Average price paid
Period	Shares purchased	per shares
July 1, 2010-July 31, 2010	351	$50.14
August 1, 2010-August 31, 2010	1,616	$63.90
September 1, 2010 – September 30, 2010	1,581	$67.56

     No other shares of common stock were purchased during the quarter ended September 30, 2010.

     The following graph compares the cumulative 5-year total return provided to shareholders on Energizer Holdings, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 9/30/2005 and its relative performance is tracked through 9/30/2010. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Energizer Holdings, Inc., the S&P Midcap 400 Index
and the S&P Household Products Index

	9/05	9/06	9/07	9/08	9/09	9/10
Energizer Holdings, Inc.	100.00	126.97	195.50	142.06	117.00	118.57
S&P Midcap 400	100.00	106.56	126.55	105.44	102.16	120.33
S&P Household Products	100.00	108.86	125.07	127.12	113.67	122.05

Item 6. Selected Financial Data.

     See “ENERGIZER HOLDINGS, INC. - SUMMARY SELECTED HISTORICAL FINANCIAL INFORMATION” included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     See the information appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     See the information appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - Market Risk Sensitive Instruments and Positions” included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements of Energizer and its subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP, and the supplementary data under “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Quarterly Financial Information (Unaudited)” are included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Energizer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above. They have also determined in their evaluation that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm of the Energizer Holdings, Inc. is included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item, appearing under the Section captioned “Executive Officers of the Registrant” in Item 4a, Part I of this Annual Report on Form 10-K, and the information which will be in our Proxy Statement under the captions “Information About Nominees and Other Directors,” “Board of Directors Standing Committees,” and “Committee Charters, Governance and Codes of Conduct,” is hereby incorporated by reference.

     The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

     The Company has adopted a code of ethics that is applicable to its executive officers and employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller, and a separate code of ethics applicable to its directors. The Company’s codes of ethics have been posted on the Company’s website at www.energizer.com under “About Energizer-Codes of Conduct.” In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.

Item 11. Executive Compensation.

     The information required by this item, which will be in our Proxy Statement under the captions “Director Compensation”, ”Executive Compensation,” “Board of Directors Standing Committees – Compensation Committee Interlocks and Insider Participation” and “Nominating and Executive Compensation Committee Report,” is hereby incorporated by reference. The information contained in “Report of the Nominating and Executive Compensation Committee” shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item, which will be in our Proxy Statement under the captions “Stock Ownership Information,” and “Equity Compensation Plan Information” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item, which will be in our Proxy Statement under the captions “Director Independence” and “Certain Relationships and Related Transactions,” is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     The information required by this item, which will be in our Proxy Statement under the caption “Item 4. Ratification of Appointment of Independent Auditor,” is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Documents filed with this report:

	1.	Financial statements included as Exhibit 13 attached hereto and incorporated by reference herein:
- Report of Independent Registered Public Accounting Firm.
- Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2010, 2009 and 2008.
- Consolidated Balance Sheets -- at September 30, 2010 and 2009.
- Consolidated Statements of Cash Flows -- for years ended September 30, 2010, 2009, and 2008.
- Consolidated Statements of Shareholders’ Equity -- at September 30, 2010, 2009 and 2008.
- Notes to Consolidated Financial Statements.

Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

	2.	Financial Statement Schedules.

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	3.	Exhibits Required by Item 601 of Regulation S-K. Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.

		2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

		2.2	Agreement and Plan of Merger among Energizer, ETKM, Inc., and Playtex Products, Inc. dated July 12, 2007 (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed July 13, 2007).

		2.3	Asset Purchase Agreement, dated as of May 10, 2009, by and between S.C. Johnson & Son, Inc., a Wisconsin corporation and Energizer (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed May 11, 2009).

		2.4	Asset Purchase Agreement dated as of October 8, 2010, by and between American Safety Razor, LLC, a Delaware limited liability company, and Energizer (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed October 13, 2010).***

		3.1	Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Energizer’s Amendment No. 3 to Form 10, filed March 16, 2000).

		3.2	Amended Bylaws of Energizer Holdings, Inc., restated as of May 14, 2009 (incorporated by reference to Exhibit 3.2 of Energizer’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).

4.1	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.1	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.2	Energizer Holdings, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.3	Form of Indemnification Agreements with Executive Officers and Directors (incorporated by reference to Exhibit 10.4 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.4	Executive Savings Investment Plan (incorporated by reference to Exhibit 10.5 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.5	Executive Health Insurance Plan (incorporated by reference to Exhibit 10.6 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.6	Executive Long Term Disability Plan (incorporated by reference to Exhibit 10.7 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.7	Financial Planning Plan (incorporated by reference to Exhibit 10.8 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.8	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.9	Executive Retiree Life Plan (incorporated by reference to Exhibit 10.10 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.10	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.11	Form of Non-Qualified Stock Option dated May 8, 2000 (incorporated by reference to Exhibit 10(ii) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).*

10.12	Form of Non-Qualified Stock Option dated November 20, 2000 (incorporated by reference to Exhibit 10(i) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000).*

10.13	Form of Non-Qualified Stock Option dated September 23, 2002 (incorporated by reference to Exhibit 10(i) of Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2002).*

10.14	Form of Non-Qualified Stock Option dated September 23, 2002 incorporated by reference to Exhibit 10(ii) of Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2002).*

10.15	Form of Non-Qualified Stock Option dated January 27, 2003 (incorporated by reference to Exhibit 10(i) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002).*

10.16	Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc. (incorporated by reference to Exhibit 10(vi) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002).

10.17	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003 (incorporated by reference to Exhibit 10(ii) of Energizer’s Amended Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).*

10.18	Form of Non-Qualified Stock Option dated May 19, 2003 (incorporated by reference to Exhibit 10(iii) of Energizer’s Amended Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).*

10.19	Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 10(viii) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).

10.20	Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003 (incorporated by reference to Exhibit 10(i) of Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2003).

10.21	Form of Non-Qualified Stock Option dated January 26, 2004 (incorporated by reference to Exhibit 10 of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2003).*

10.22	Form of Non-Qualified Stock Option dated October 19, 2004 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed October 25, 2004).*

10.23	Note Purchase Agreement dated as of November 1, 2004 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed November 10, 2004).

10.24	Revolving Credit Agreement dated November 16, 2004 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed November 16, 2004).

10.15	Form of Non-Qualified Stock Option dated January 14, 2005 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed January 19, 2005).*

10.26	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed January 19, 2005).*

10.27	Form of Non-Qualified Stock Option dated January 25, 2005 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed January 27, 2005).*

10.28	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy (incorporated by reference to Exhibit 10.3 of Energizer’s Current Report on Form 8-K filed January 27, 2005).*

10.29	2005 Singapore Credit Facility Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed August 25, 2005).

10.30	2005 Note Purchase Agreement dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed September 29, 2005).

10.31	2006 Note Purchase Agreement dated July 6, 2006 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed July 7, 2006).

10.32	Term Loan Credit Agreement dated September 14, 2007 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed September 18, 2007).

10.33	Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated October 28, 2008 (incorporated by reference to Exhibit 10 of Energizer’s Annual Report on Form 10-K for the year ended September 30, 2008).*

10.34	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed October 15, 2007).*

10.35	Form of 2007 Note Purchase Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed October 17, 2007).

10.36	Form of 2008 Performance Restricted Stock Equivalent Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K dated as of October 13, 2008).*

10.37	Amended Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed October 15, 2008).*

10.38	Form of Indemnification Agreement between Energizer and W. Klein (incorporated by reference to Exhibit 10 of Energizer’s Current Report on Form 8-K filed November 5, 2008).*

10.39	Form of Change of Control Employment Agreements, as amended January 28, 2008 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed January 6, 2009).*

10.40	Energizer Holdings, Inc. 2000 Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed January 6, 2009).

10.41	Form of Amendment to Certain Restricted Stock Equivalent Award Agreements (incorporated by reference to Exhibit 10.3 of Energizer’s Current Report on Form 8-K filed January 6, 2009).

10.42	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009 (incorporated by reference to Exhibit 4 of Energizer’s Registration Statement on Form S-8 filed February 2, 2009).*

10.43	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed February 10, 2009).*

10.44	Third Amended and Restated Receivables Purchase Agreement dated as of May 4, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Gotham Funding Corporation, as a conduit, and Victory Receivables Corporation as a conduit (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed May 6, 2009).

10.45	Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement dated as of May 5, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed May 6, 2009).

10.46	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Amended Current Report on Form 8-K filed October 15, 2009).

10.47	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer’s Amended Current Report on Form 8-K filed October 15, 2009).

10.48	Form of Retention Stock Option Award (incorporated by reference to Exhibit 10.3 of Energizer’s Amended Current Report on Form 8-K filed October 15, 2009).

10.49	The summary of Energizer’s 2010 Annual Cash Bonus Award Program and 2010 Executive Officer Salaries is hereby incorporated by reference to Energizer’s Current Report on Form 8-K filed October 15, 2009.*

10.50	The summary of revisions to the Company’s director compensation program, and the resolution authorizing personal use of corporate aircraft by the chief executive officer, is hereby incorporated by reference to Energizer’s Current Report on Form 8-K filed November 4, 2009.*

10.51	Amendment No. 2 to Third Amended and Restated Receivables Purchase Agreement dated as of May 3, 2010 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi, UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.1 of Energizer’s Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.52	Form of Restricted Stock Equivalent Award Agreement.**

10.53	Form of Restricted Stock Equivalent Award Agreement for Chief Executive Officer.**

10.54	Form of Performance Restricted Stock Equivalent Award Agreement.**

10.55	Form of Performance Restricted Stock Equivalent Award Agreement for Chief Executive Officer.**

13	Portions of the Energizer Holdings, Inc. 2010 Annual Report to Shareholders for the year ended September 30, 2010, incorporated by reference herein.**

21	Subsidiaries of Registrant.**

23	Consent of Independent Registered Public Accounting Firm.**

31.1	Section 302 Certification of Chief Executive Officer.**

31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.**

101	Attached as Exhibit 101 to this Form 10-K are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2009 and 2010, (iv) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2010. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933 or the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”**

*Denotes a management contract or compensatory plan or arrangement.
**Denotes filed herewith.
***The Asset Purchase Agreement has been included to provide investors and shareholders with information regarding its terms. It is not intended to provide any factual, business or operational information about Energizer or ASR. The Asset Purchase Agreement contains representations and warranties that the parties to the Agreement made solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that ASR provided to Energizer in connection with execution of the Asset Purchase Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Asset Purchase Agreement. Moreover, the representations and warranties in the Asset Purchase Agreement (i) are subject to materiality standards which may differ from what may be viewed as material by investors and shareholders, (ii) in certain cases, were used for the purpose of allocating risk among the parties rather than establishing matters as facts and (iii) were only made as of the date of the Asset Purchase Agreement and are modified in important part by the underlying disclosure schedules. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Asset Purchase Agreement, which subsequent information may or may not be fully reflected in Energizer’s public disclosures. Pursuant to Item 601(b)(2) of Regulation S-K, schedules have been omitted and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

By
Ward M. Klein
Chief Executive Officer

Date: November 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title
/s/Ward M. Klein
Ward M. Klein (principal executive officer)	Chief Executive Officer
/s/Daniel J. Sescleifer
Daniel J. Sescleifer (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/John J. McColgan
John J. McColgan (controller and principal accounting officer)	Vice President and Controller
/s/J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/R. David Hoover
R. David Hoover	Director
/s/John E. Klein
John E. Klein	Director
/s/Richard A. Liddy
Richard A. Liddy	Director
/s/W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/Pamela Nicholson
Pamela Nicholson	Director
/s/John R. Roberts
John R. Roberts	Director
/s/John C. Hunter
John C. Hunter	Director
/s/Bill G. Armstrong
Bill G. Armstrong	Director

Date: November 23, 2010