Form 10-Q
period 2010-12-31
ENERGIZER HOLDINGS INC
filed 2011-02-04
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on December 31, 2010: 70,642,428

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statement of Earnings and Comprehensive Income Condensed for the
Three Months Ended December 31, 2010 and 2009	3

Unaudited Consolidated Balance Sheets Condensed as of December 31, 2010 and September 30, 2010	4

Unaudited Consolidated Statements of Cash Flows Condensed for the Three Months Ended
December 31, 2010 and 2009	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of
Operations and Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31

SIGNATURE	32

EXHIBIT INDEX	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2010	2009
Net sales	$1,177.1	$1,176.7

Cost of products sold	622.2	616.5

Gross profit	554.9	560.2

Selling, general and administrative expense	207.9	184.0
Advertising and promotion expense	128.7	88.7
Research and development expense	23.4	21.4
Interest expense	29.2	32.0
Other financing expense, net	3.2	35.6

Earnings before income taxes	162.5	198.5

Income tax provision	52.1	72.8
Net earnings	$110.4	$125.7

Basic earnings per share	$1.56	$1.80
Diluted earnings per share	$1.55	$1.78

Consolidated Statements of Comprehensive Income:

Net earnings	$110.4	$125.7
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(4.7)	(35.0)
Pension/Postretirement activity, net of tax of
$0.1 and $(0.3) in fiscal 2011 and 2010,
respectively	(0.6)	(0.4)
Deferred gain on hedging activity, net of tax
of $0.5 and $4.7 in fiscal 2011 and 2010,
respectively	2.8	8.6
Total comprehensive income	$107.9	$98.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

	December 31,	September 30,
	2010	2010
Assets

Current assets
Cash and cash equivalents	$444.1	$629.7
Trade receivables, less allowance for doubtful
accounts of $16.3 and $13.2, respectively	960.1	824.8
Inventories	679.6	666.3
Other current assets	309.6	308.7
Total current assets	2,393.4	2,429.5
Property, plant and equipment, net	958.3	840.6
Goodwill	1,468.5	1,316.4
Intangible assets, net	1,852.3	1,774.2
Other assets	29.5	27.2
Total	$6,702.0	$6,387.9

Liabilities and Shareholders' Equity

Current liabilities
Current maturities of long-term debt	$221.0	$266.0
Notes payable	203.1	24.9
Accounts payable	239.6	271.0
Other current liabilities	766.2	691.6
Total current liabilities	1,429.9	1,253.5
Long-term debt	1,971.0	2,022.5
Other liabilities	1,086.7	1,012.3
Total liabilities	4,487.6	4,288.3
Shareholders' equity
Common stock	1.1	1.1
Additional paid in capital	1,566.9	1,569.5
Retained earnings	2,463.5	2,353.9
Treasury stock	(1,657.3)	(1,667.6)
Accumulated other comprehensive loss	(159.8)	(157.3)
Total shareholders' equity	2,214.4	2,099.6
Total	$6,702.0	$6,387.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Quarter Ended December 31,
	2010	2009
Cash flow from operations
Net earnings	$110.4	$125.7
Non-cash items included in income	59.3	92.8
Other, net	(6.7)	(3.8)
Operating cash flow before changes in working capital	163.0	214.7
Changes in current assets and liabilities used in operations, net of effects
of business operations	(164.0)	(117.4)
Net cash (used by)/from operations	(1.0)	97.3

Cash flow from investing activities
Capital expenditures	(18.6)	(23.2)
Acquisition, net of cash acquired	(267.1)	-
Proceeds from sale of assets	0.3	0.2
Other, net	(3.0)	-
Net cash used by investing activities	(288.4)	(23.0)

Cash flow from financing activities
Cash payments on debt with original maturities greater than 90 days	(96.5)	(1.5)
Net increase in debt with original maturities of 90 days or less	200.0	6.6
Proceeds from issuance of common stock	4.0	0.7
Excess tax benefits from share-based payments	1.2	0.8
Net cash from financing activities	108.7	6.6

Effect of exchange rate changes on cash	(4.9)	(32.0)

Net (decrease)/increase in cash and cash equivalents	(185.6)	48.9
Cash and cash equivalents, beginning of period	629.7	359.3
Cash and cash equivalents, end of period	$444.1	$408.2

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010
(Dollars in millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company has evaluated subsequent events and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2010.

Note 1 – Segment note
Operations for the Company are managed via two segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave/Blades, Skin Care, Feminine Care and Infant Care). On November 23, 2010, we completed the acquisition of American Safety Razor (ASR). ASR is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades and will be a part of the Company’s Personal Care segment. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

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

The reduction in gross margin associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition. Such presentation reflects management’s view on how segment results are evaluated. For further information on the inventory write-up, see Note 2.

In the quarter ended December 31, 2010, the Company recorded a charge of $2.3 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. This result was recorded using an exchange rate of 5.9 Venezuelan Bolivar Fuerte to one U.S. dollar. In the prior year quarter, the Company recorded a charge of $25.5 related to the devaluation of the exchange rate between the U.S. dollar and the Venezuelan Bolivar Fuerte. These impacts, which are included in other financing on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), are not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross margin and spending, have been negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant to understanding the year-over-year comparatives.

Segment sales and profitability for the quarters ended December 31, 2010 and 2009, respectively, are presented below.

	For the quarter ended December 31,
	2010	2009
Net Sales
Household Products	$668.5	$704.0
Personal Care	508.6	472.7
Total net sales	$1,177.1	$1,176.7

	For the quarter ended December 31,
	2010	2009
Operating Profit
Household Products	$163.3	$178.8
Personal Care	76.6	120.2
Total operating profit	$239.9	$299.0

General corporate and other expenses	(32.1)	(29.5)
Acquisition inventory valuation	(2.7)	-
ASR deal costs/integration	(6.1)	-
Amortization	(4.1)	(3.4)
Venezuela devaluation/other impacts	(2.3)	(25.5)
Interest and other financing items	(30.1)	(42.1)
Total earnings before income taxes	$162.5	$198.5

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales	2010	2009
Alkaline batteries	$406.0	$445.7
Other batteries and lighting products	262.5	258.3
Wet Shave/Blades	364.7	316.8
Skin Care	52.5	59.8
Feminine Care	44.3	46.2
Infant Care	47.1	49.9
Total net sales	$1,177.1	$1,176.7

Total assets by segment are presented below:
	December 31,	September 30,
	2010	2010
Household Products	$1,342.6	$1,299.1
Personal Care	1,404.7	1,156.6
Total segment assets	2,747.3	2,455.7
Corporate	633.9	841.6
Goodwill and other intangible assets, net	3,320.8	3,090.6
Total assets	$6,702.0	$6,387.9

Note 2 – American Safety Razor acquisition
On November 23, 2010, we completed the acquisition of ASR, as we acquired substantially all of the assets of ASR, including the assets of its U.S. subsidiaries and the stock of its non-U.S. subsidiaries, and assumed substantially all of the liabilities of ASR and its U.S. subsidiaries, for a cash purchase price of $301. The Company financed this transaction with available cash of approximately $129 and borrowings from our existing receivable securitization program. ASR will now be part of our Personal Care Segment. ASR provides an important strategic fit and opportunity for the Personal Care business as it competes in the value segment of the wet shave category. The Company’s legacy Wet Shave product line focuses on branded wet shave products. ASR, founded in 1875, is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades.

We have developed a preliminary estimate of the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, but this is subject to change as we complete our valuation activities. The purchase price allocation is expected to be finalized by March 2011. For purposes of the preliminary allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The preliminary fair value adjustment for the acquired equipment was established using a recent fair value analysis. The fair values of the identifiable intangible assets were estimated using a recent fair value analysis developed by ASR utilizing various valuation methods including discounted cash flows.

The estimated value for assets acquired and liabilities assumed will be adjusted when the final purchase price allocations are complete. Any changes to the preliminary estimates of the fair value of assets acquired and liabilities assumed, some of which may be material, will be allocated to residual goodwill and reflected from the acquisition date.

The preliminary allocation of the purchase price is as follows:

Cash	$33.9
Trade receivables, net	48.8
Inventories	44.9
Goodwill and other intangible assets	234.8
Other assets	51.8
Property, plant and equipment, net	130.7
Accounts payable and other liabilities	(121.3)
Pension/OPEB	(122.6)
Net assets acquired	$301.0

For tax purposes, Goodwill will be amortized over 15 years.

Proforma revenue and operating results for ASR are not included as they are not considered material to the Consolidated Financial Statements.

Note 3 – Restructuring and Related Charges
The Company continually reviews its Household Products and Personal Care business models to identify potential improvements and cost savings. On November 1, 2010, the Board of Directors (the Board) authorized a Household Products multi-year program designed to accelerate investments in both geographic and product growth opportunities, streamline our worldwide manufacturing operations and improve the efficiency of our administrative operations. The Board authorized a broad restructuring plan and has delegated authority to management to determine the final plan with respect to the initiatives, which are expected to result in pre-tax charges in the range of $65 to $85 in fiscal 2011, with the vast majority associated with manufacturing capacity rationalization. The remainder relates to overhead reductions. Although the specific actions to be taken are not yet resolved, annual pre-tax savings, related primarily to headcount reduction and manufacturing efficiencies, are expected to be in the range of $25 to $35, by the end of fiscal 2012.

Total charges, reflected in selling, general and administrative (SG&A) expense, related to the project are $1.2 for the quarter ended December 31, 2010 and represent employee severance, contract terminations and other exit costs. The total liability for the project as included in other current liabilities on the consolidated balance sheet was $0.3 at December 31, 2010 and represents accruals for employee severance.

Note 4 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements was $8.5 and $8.2 for the quarters ended December 31, 2010 and 2009, respectively, and was recorded in SG&A expense. The total income tax benefit recognized in the Consolidated Statements of Earnings for share-based compensation arrangements was $3.2 and $3.0 for the quarters ended December 31, 2010 and 2009, respectively.

Restricted Stock Equivalents (RSE)
In October 2010, the Company granted RSE awards to certain employees which included approximately 313,300 shares that vest ratably in most cases over four years or upon death, disability or change of control. At the same time, the Company granted two RSE awards to key executives. One grant includes approximately 86,700 shares and vests on the third anniversary of the date of grant or upon death, disability or change of control. The second grant includes approximately 202,300 shares which vests on the date that the Company publicly releases its earnings for its 2013 fiscal year contingent upon the Company’s compound annual growth rate for reported earnings per share (EPS CAGR) for the three year period ending on September 30, 2013. Under the terms of the award, 100% of the grant vests if an EPS CAGR of at least 12% is achieved, with smaller percentages vesting if the Company achieves an EPS CAGR between 5% and 12%. In addition, the terms of the performance awards provide that the awards vest upon death, disability and in some instances upon change of control. The total performance award expected to vest will be amortized over the vesting period.

In November 2010, the Company granted two RSE awards to executive officers. One grant includes approximately 47,900 shares and vests on the third anniversary of the date of grant or upon death, disability or change of control. The second grant includes approximately 111,700 shares which vests on the date that the Company publicly releases its earnings for its 2013 fiscal year contingent upon the Company’s EPS CAGR for the three year period ending on September 30, 2013. Under the terms of the award, 100% of the grant vests if an EPS CAGR of at least 12% is achieved, with smaller percentages vesting if the Company achieves an EPS CAGR between 5% and 12%. In addition, the terms of the performance awards provide that the awards vest upon death, disability and in some instances upon change of control. The total performance award expected to vest will be amortized over the vesting period.

Note 5 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2010 and 2009, respectively.

(in millions, except per share data)	Quarter Ended
	December 31,
	2010	2009
Numerator:
Net earnings for basic and dilutive earnings per share	$110.4	$125.7
Denominator:
Weighted-average shares for basic earnings per share	70.6	69.7
Effect of dilutive securities:
Stock options	0.2	0.5
Restricted stock equivalents	0.4	0.3
Total dilutive securities	0.6	0.8
Weighted-average shares for diluted earnings per share	71.2	70.5
Basic earnings per share	$1.56	$1.80
Diluted earnings per share	$1.55	$1.78

At December 31, 2010 and 2009, approximately 0.7 and 1.3, respectively, of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2010 and December 31, 2010.

	Household	Personal
	Products	Care	Total
Balance at October 1, 2010	$37.2	$1,279.2	$1,316.4
ASR acquisition - preliminary	-	154.8	154.8
Cumulative translation adjustment	(0.2)	(2.5)	(2.7)
Balance at December 31, 2010	$37.0	$1,431.5	$1,468.5

The goodwill for the ASR acquisition at December 31, 2010 is based on a preliminary valuation of the assets acquired and liabilities assumed and is subject to change.

Total amortizable intangible assets other than goodwill at December 31, 2010 are as follows:

	Gross	Accumulated
	Carrying Amount	Amortization	Net
To be amortized:

Tradenames / Brands	$48.4	$(9.3)	$39.1
Technology and patents	69.1	(30.3)	38.8
Customer-related/Other	97.5	(26.9)	70.6
Total amortizable intangible assets	$215.0	$(66.5)	$148.5

The carrying amount of indefinite-lived trademarks and tradenames is $1,703.8 at December 31, 2010; a decrease of $0.6 from September 30, 2010. Changes in indefinite-lived trademarks and tradenames are due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the years ending September 30, 2011, 2012, 2013, and 2014, is approximately $14.8, 14.6, 12.5, and 9.0, respectively, $6.8 for the years ending September 30, 2015 and 2016 and $8.5 thereafter.

Preliminary valuation estimates for ASR goodwill and intangible assets have been included in the disclosures above and will be adjusted when the final purchase price allocations are complete. We have developed a preliminary estimate of these values but this is subject to change as we complete our valuation activities. The purchase price allocation is expected to be finalized by March 2011. For purposes of the preliminary allocation, the fair values of the identifiable intangible assets were estimated using a recent fair value analysis developed by ASR utilizing various valuation methods including discounted cash flows. As we finalize the valuation, any changes to the preliminary estimates of the fair value of assets acquired and liabilities assumed will be allocated to residual goodwill and prior period financial information will be restated.

Note 7 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and earnings. As a result of the ASR acquisition, the Company assumed pension and post-retirement obligations and assets including projected benefit obligations of approximately $216 and plan assets with a fair value of approximately $92 as of November 23, 2010. The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below. Health care and life insurance postretirement benefits are also currently provided by the Company for certain groups of retired employees.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Postretirement
	Quarter ended December 31,		Quarter ended December 31,
	2010	2009	2010	2009
Service cost	$7.2	$8.2	$0.1	$0.1
Interest cost	11.8	12.6	0.6	0.6
Expected return on plan assets	(14.1)	(15.6)	-	-
Amortization of prior service cost	(1.4)	(1.5)	(0.7)	(0.6)
Amortization of unrecognized net loss	3.7	1.9	(0.3)	(0.4)
Net periodic benefit cost	$7.2	$5.6	$(0.3)	$(0.3)

Note 8 – Debt
Notes payable at December 31, 2010 and September 30, 2010 consisted of notes payable to financial institutions with original maturities of less than one year of $203.1 and $24.9, respectively, and had a weighted-average interest rate of 2.6% and 5.7%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	December 31,	September 30,
	2010	2010
Private Placement, fixed interest rates ranging from 3.9% to	$1,740.0	$1,835.0
6.6%, due 2011 to 2017
Term Loan, variable interest at LIBOR + 63 basis points, or	452.0	453.5
0.9%, due 2012
Total long-term debt, including current maturities	2,192.0	2,288.5
Less current portion	221.0	266.0
Total long-term debt	$1,971.0	$2,022.5

The Company’s total borrowings were $2,395.1 at December 31, 2010, including $655.1 tied to variable interest rates of which $300 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,670.1, of which $259.7 remained available as of December 31, 2010.

During the second quarter of fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.6%.

In May 2011, the Company’s $275 U.S. revolving credit facility will mature. At December 31, 2010, there were no outstanding borrowings under this facility. It is our intent to renew this facility in advance of the May maturity date. However, we can provide no assurances that this facility will be renewed, or if renewed, that the terms will be as favorable as those contained in the existing facility.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and calculated on a proforma basis for the ASR acquisition and detailed below, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements (and calculated on a proforma basis for the ASR acquisition), to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its proforma EBITDA was 2.59 to 1, and the ratio of its proforma EBIT to total interest expense was 5.60 to 1, as of December 31, 2010. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs or impairments to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition such as ASR, the EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

On May 3, 2010, the Company amended and renewed its existing receivables securitization program, under which the Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We can provide no assurance that the facility will be renewed on an annual basis, or if renewed, it may be done so on less favorable terms. At December 31, 2010, there was $172.0 outstanding under this facility, which was incurred to partially fund the ASR acquisition and is included in Notes Payable on the Consolidated Balance Sheets.

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

Aggregate maturities of long-term debt, including current maturities, at December 31, 2010 are as follows: $221.0 in one year, $756.0 in two years, $175.0 in three years, $220.0 in four years, $220.0 in five years and $600.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity.

Note 9 – Treasury stock
The Company did not purchase any shares of its common stock, other than shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended December 31, 2010 under its July 2006 authorization from the Board. This authorization permits the Company to acquire up to 10 million shares of its common stock, of which 2.0 million have been repurchased to date. Future purchases of all or a portion of the remaining 8 million shares authorized may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 10 – Financial Instruments and Risk Management
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at December 31, 2010 and September 30, 2010 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding hedging instruments included in Accumulated other comprehensive loss was an unrealized pre-tax gain of $3.6 and $1.0 at December 31, 2010 and September 30, 2010, respectively. Over the next twelve months, approximately $3.2 of the gain included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 14 open contracts at December 31, 2010.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the euro, the yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At December 31, 2010 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $18.3 and $16.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2010 levels, over the next twelve months, approximately $15.1 of the pre-tax loss included in Accumulated other comprehensive loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 63 open contracts at December 31, 2010.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2010, the Company had $655.1 of variable rate debt outstanding. During fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012. At December 31, 2010 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $7.1 and $7.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Cash Flow Hedges The Company maintains a number of cash flow hedging programs, as discussed above, to reduce risks related to commodity, foreign currency and interest rate risk. Each of these derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

Derivatives not Designated in Hedging Relationships The Company holds a share option with a major financial institution to diminish the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

In addition, the Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any losses on these contracts would be offset by exchange gains on the underlying exposures; thus, they are not subject to significant market risk.

The following table provides fair values as of December 31, 2010 and September 30, 2010, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter ended December 31, 2010 and 2009, respectively.

		For Three Months Ended
	At December 31, 2010	December 31, 2010
			Gain/(Loss)
		Gain/(Loss)	Reclassified From
Derivatives designated as	Fair Value	Recognized	OCI into Income
Cash Flow Hedging Relationships	Asset (Liability) (1) (2)	in OCI (3)	(Effective Portion) (4) (5)
Foreign currency contracts	$(18.3)	$(6.3)	$(4.8)
Commodity contracts (6)	3.6	3.3	(0.8)
Interest rate contracts	(7.1)	0.7	-
Total	$(21.8)	$(2.3)	$(5.6)

		For Three Months Ended
	At September 30, 2010	December 31, 2009
			Gain/(Loss)
		Gain/(Loss)	Reclassified From
Derivatives designated as	Fair Value	Recognized	OCI into Income
Cash Flow Hedging Relationships	Asset (Liability) (1) (2)	in OCI (3)	(Effective Portion) (4) (5)
Foreign currency contracts	$(16.8)	$2.4	$(8.2)
Commodity contracts	1.0	7.0	0.1
Interest rate contracts	(7.8)	(1.9)	-
Total	$(23.6)	$7.5	$(8.1)

(1)	All derivative assets are presented in other current assets or other assets.
(2)	All derivative liabilities are presented in other current liabilities or other liabilities.
(3)	OCI is defined as other comprehensive income.
(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing, commodity contracts in Cost of products sold.
(5)	Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting associated risk. The ineffective portion recognized in income was insignificant to the three months ended December 31, 2010.
(6)	At December 31, 2010, $0.7 of gains associated with the Company's commodity contracts were recorded in Accumulated OCI. The gain will be reclassified from Accumulated OCI into income as a result of inventory being sold.

The following table provides fair values as of December 31, 2010 and September 30, 2010, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended December 31, 2010 and 2009, respectively.

		For Three Months Ended
	At December 31, 2010	December 31, 2010
Derivatives not designated as	Fair Value	Gain/(Loss)	Income Statement
Cash Flow Hedging Relationships	Asset (Liability)	Recognized in Income	Classification
Share option	$1.2	$4.1	SG&A
Foreign currency contracts	0.8	(0.6)	Other financing
Total	$2.0	$3.5

		For Three Months Ended
	At September 30, 2010	December 31, 2009
Derivatives not designated as	Fair Value	Gain/(Loss)	Income Statement
Cash Flow Hedging Relationships	Asset (Liability)	Recognized in Income	Classification
Share option	$(2.9)	$(3.6)	SG&A
Foreign currency contracts	2.8	(2.2)	Other financing
Total	$(0.1)	$(5.8)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of December 31, 2010 and September 30, 2010 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	December 31,	September 30,
	2010	2010
Assets/(Liabilities) at fair value:
Deferred Compensation	$(155.9)	$(136.4)
Derivatives - Foreign Exchange	(17.5)	(14.0)
Derivatives - Commodity	3.6	1.0
Derivatives - Interest Rate Swap	(7.1)	(7.8)
Share Option	1.2	(2.9)
Total Assets/(Liabilities) at fair value	$(175.7)	$(160.1)

At December 31, 2010 and September 30, 2010, the Company had no level 1 or level 3 financial assets or liabilities.

At December 31, 2010 and September 30, 2010, the fair market value of fixed rate long-term debt was $1,945.3 and $2,077.5, respectively, compared to its carrying value of $1,740.0 and $1,835.0, respectively. We estimate that the book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value.

At December 31, 2010, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

Venezuela Currency Risk The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At December 31, 2010, the Company had approximately $22 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Note 11 – Supplemental Financial Statement Information

	December 31,	September 30,
	2010	2010
Inventories
Raw materials and supplies	$97.9	$79.5
Work in process	126.2	133.3
Finished products	455.5	453.5
Total inventories	$679.6	$666.3
Other Current Assets
Miscellaneous receivables	$52.4	$50.2
Deferred income tax benefits	140.3	160.4
Prepaid expenses	97.7	78.3
Other	19.2	19.8
Total other current assets	$309.6	$308.7
Property, Plant and Equipment
Land	$42.0	$37.3
Buildings	297.4	283.6
Machinery and equipment	1,746.3	1,644.2
Construction in progress	91.2	64.6
Total gross property	2,176.9	2,029.7
Accumulated depreciation	(1,218.6)	(1,189.1)
Total net property, plant and equipment, net	$958.3	$840.6
Other Current Liabilities
Accrued advertising, promotion and allowances	$396.8	$331.3
Accrued salaries, vacations and incentive compensation	71.3	101.5
Income taxes payable	72.7	-
Returns reserve	24.5	51.5
Other	200.9	207.3
Total other current liabilities	$766.2	$691.6
Other Liabilities
Pensions and other retirement benefits	$451.4	$333.7
Deferred compensation	158.8	153.5
Deferred income tax liabilities	389.0	449.4
Other non-current liabilities	87.5	75.7
Total other liabilities	$1,086.7	$1,012.3

See Note 2 for a summary of the preliminary valuation of assets acquired and liabilities assumed in the ASR acquisition.

Note 12 – Recently issued accounting pronouncements
No new accounting pronouncements issued during the quarter are expected to have a material impact on the Consolidated Financial Statements.

Note 13 – Legal Proceedings/Contingencies
The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Company’s businesses. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(Dollars in millions, except per share data)

     The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended December 31, 2010 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Non-GAAP Financial Measures

     While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as EPS guidance, operating results and other comparison changes, which exclude the impact of currencies, the acquisition of ASR, ASR transaction costs, the Venezuelan devaluation charge and the costs associated with the restructuring, are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a more meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Highlights / Operating Results

     Net Earnings for the quarter ended December 31, 2010 were $110.4, or $1.55 per diluted share, compared to $125.7, or $1.78 per diluted share, for the same quarter last year. The current quarter includes the following items:
  Charges of $2.6 and $1.2, both after-tax, or, collectively, $0.06 per diluted share, related to deal expenses and certain severance costs, respectively, associated with the acquisition of American Safety Razor (ASR);
  A charge of $1.7, after-tax, or $0.02 per diluted share, related to the write-up and subsequent sale of inventory purchased in the ASR acquisition;
  A charge of $2.3, after-tax, or $0.03 per diluted share, related to the devaluation of the net monetary assets of our Venezuela affiliate under highly inflationary accounting, and
  Integration and other realignment costs of $1.5, after-tax, or $0.02 per diluted share.
The prior year quarter included:
  A charge of $25.5 after-tax, or $0.36 per diluted share, related to the devaluation of our Venezuela affiliates’ U.S. dollar intercompany payable. The impact reflects the potentially higher local currency cost required to settle this outstanding U.S. dollar denominated intercompany payable, and
  Integration and other realignment costs of $4.5, after-tax, or $0.07 per diluted share.

     Net sales for the quarter ended December 31, 2010 were $1,177.1, which was essentially flat as compared to the same quarter in the prior year. Net sales were negatively impacted by the devaluation and economic conditions in Venezuela as net sales for this affiliate were lower by approximately $26 as compared to the prior year quarter. Exclusive of Venezuela, net sales increased approximately 2% due to the inclusion of ASR, which added approximately $27 to net sales for the quarter. Net sales for Personal Care increased $35.9 in total, and increased $47.6 exclusive of Venezuela, as compared to the prior year quarter due primarily to higher Wet Shave net sales due, in part, to the inclusion of ASR. The increase in Personal Care net sales was offset by a corresponding decline in Household Products net sales, which declined $35.5 in total, and declined $21.3 exclusive of Venezuela. See the comments on net sales by segment in the “Segment Results” section below for further details.

     Gross profit for the quarter ended December 31, 2010 was $554.9, down $5.3 as compared to the prior year quarter on essentially flat net sales. Gross margin as a percent of net sales was 47.1% for the quarter ended December 31, 2010, as compared to 47.6% in the prior year quarter. Increased coupon and trade promotional activity in support of the Schick Hydro launch negatively impacted gross margin by approximately 120 basis points. This reduction was partially offset by favorable product mix.

     Selling, general and administrative expense (SG&A) increased $23.9. This included approximately $6 of ASR related deal expenses and severance costs as well as approximately $3 of ASR operating expenses. Excluding these costs, SG&A increased by approximately $15 due to higher spending in support of the Schick Hydro launch, incremental investments behind certain emerging market and technology growth initiatives in both businesses and higher corporate expenses as described below in “Segment Results”.

     Advertising and promotion (A&P) expense increased $40.0, or 45%, for the quarter ended December 31, 2010 due primarily to spending support for the Schick Hydro launch. As a percent of net sales, A&P was 10.9% for the current year quarter as compared to 7.5% for the same quarter in the prior year. As noted in our prior filing, we expect A&P spending to be in the range of 11% to 12% of net sales for fiscal 2011. We continue to expect A&P to be measurably higher as a percent of net sales in the first half of fiscal 2011 as compared to the prior year as we continue our launch support for the Schick Hydro launch in North America, key Europe markets and Japan.

     Research and development expense was $23.4 for the quarter ended December 31, 2010, an increase of $2.0, or 9%, as compared to the same quarter in fiscal 2010 as we continue to invest in support of our innovation initiatives.

     Interest expense was $29.2, a decrease of $2.8, or 9%, as compared to the prior year quarter due primarily to the impact of lower debt outstanding.

     Other financing costs were $3.2 at December 31, 2010, which represents a significant decline as compared to $35.6 in the prior year quarter. The prior year result included a charge of $25.5 related to the devaluation of our Venezuela affiliates U.S. dollar intercompany payable. Exclusive of this charge, other financing decreased approximately $7 as compared to the same quarter in fiscal 2010 due to lower foreign exchange losses in the current year quarter.

     Income taxes were $52.1, or 32.0%, of pre-tax income for the first quarter of fiscal 2011 as compared to 36.7% for the same quarter in fiscal 2010. The first quarter of fiscal 2010 includes the $25.5 charge related to the Venezuela devaluation, which had no accompanying tax benefit. Exclusive of this charge, the effective tax rate for the first quarter of fiscal 2010 was 32.5%, which is in line with the effective tax rate in the current year quarter.

     The Company remains on track in regards to its previously announced restructuring of Household Products. See “Recent Developments” below for further details.

Recent Developments

Household Products Restructuring

     On November 1, 2010, the Board of Directors (the Board) authorized a multi-year program designed to accelerate investments in both geographic and product growth opportunities, streamline our worldwide manufacturing operations and improve the efficiency of our administrative operations.

     The Board authorized a broad restructuring plan and has delegated authority to management to determine the final plan with respect to the initiatives, which are expected to result in pre-tax charges in the range of $65 to $85 in fiscal 2011, with the vast majority associated with manufacturing capacity rationalization. The remainder relates to overhead reductions. Although the specific actions to be taken are not yet resolved, annual pre-tax savings, relating primarily to headcount reduction and manufacturing efficiencies, are expected to be in the range of $25 to $35, by the end of fiscal 2012.

     For the quarter ended December 31, 2010, total charges related to the restructuring were $1.2 and were primarily due to severance and certain contractual terminations.

American Safety Razor Acquisition

     On November 23, 2010, we completed the acquisition of American Safety Razor, LLC, a Delaware limited liability company ("ASR"), as we acquired substantially all of the assets of ASR, including the assets of its U.S. subsidiaries and the stock of its non-U.S. subsidiaries, and assumed substantially all of the liabilities of ASR and its U.S. subsidiaries, for a cash purchase price of $301. The Company financed this transaction with available cash of approximately $129 and borrowings from our existing receivable securitization program. ASR will be part of our Personal Care Segment. See Footnote 2 to the Condensed Financial Statements for further details.

Segment Results

     Operations for the Company are managed via two segments - Household Products (Battery and Lighting Products) and Personal Care (Wet Shave/Blades, Skin Care, Feminine Care and Infant Care). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

     The reduction in gross profit associated with the write-up and subsequent sale of the inventory acquired in the ASR acquisition in November 2010, which was $2.7, as well as the related acquisition and integration costs for ASR are not reflected in the Personal Care segment, but rather presented below segment profit, as they are non-recurring items directly associated with the acquisition. Such presentation reflects management’s view on how it evaluates segment performance.

     In the first quarter of fiscal 2011, the Company recorded a charge of $2.3 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing the translation of an affiliate’s operating results in a highly inflationary economy. This result was recorded using an exchange rate of 5.9 Venezuelan Bolivar Fuerte to one U.S. dollar. In the prior year quarter, the Company recorded a charge of $25.5 related to the devaluation of our Venezuela affiliates U.S. dollar intercompany payable. This impact reflects the potentially higher local currency cost that may be required to settle this obligation. The impacts in both years, which are included in other financing on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), are not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross margin and spending, have been negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant to understanding the year-over-year comparatives.

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

     This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters ended December 31, 2010 and 2009.

Household Products

	Quarter ended December 31,
	2010	2009
Net sales	$668.5	$704.0
Segment profit	$163.3	$178.8

     For the quarter, net sales were $668.5, down $35.5, or 5%, versus the same quarter last year including lower net sales in Venezuela of approximately $14 as a result of the currency devaluation and unfavorable economic conditions. Exclusive of Venezuela, net sales were down 3% for the quarter due primarily to the timing of holiday shipments, as approximately $13 of the 2010 holiday season volume shipped in the prior fiscal quarter. In addition, we estimate net sales declined by approximately $10 due to the loss of certain low margin volume. Finally, we estimate that the negative impact of the U.S. pack upsizing and other promotional pricing activities were offset by the favorable impact of distribution gains and a strong comparative quarter in Asia. The dollar value of the battery category in global measured markets has continued a negative trend, down approximately 2% in our latest reported twelve weeks data. This decline was due to a reduced price per unit as a result of the aforementioned pack upsizing in the U.S. and other promotional pricing activities. As noted previously, the Company announced it will eliminate pack upsizing by the end of its fiscal second quarter.

     Segment profit for the quarter was $163.3, down $15.5 versus the same quarter last year including the negative impact of Venezuela of approximately $2. Exclusive of Venezuela, segment profit declined approximately $13 due primarily to lower gross margin resulting from the decline in net sales noted above. In addition, higher overhead spending of approximately $5 due, in part, to continued investment in certain emerging markets and technology initiatives was partially offset by lower A&P spending in the quarter.

     Looking forward, globally, we anticipate category dollar value to remain slightly negative. However, we anticipate some improvement in the second half of the year due to the previously announced elimination of pack upsizing and a price increase on C, D and 9V cell sizes effective at the end of the second quarter of fiscal 2011 in the U.S. We believe these actions are a positive step toward improving value in the category. We anticipate that the combined estimated benefit of these actions, totaling $14 to $16, will likely lead to low single digit revenue growth for Household Products for the remainder of the year. In addition, raw material costs are estimated to increase by $20 to $25 for the remainder of fiscal 2011 as compared to the same period in the prior year, driven by higher costs for zinc, steel and silver.

     Finally, we continue to invest in emerging markets and technology initiatives aimed at improving our overall growth opportunities in Household Products. For the remainder of fiscal 2011, we estimate that incremental spending in support of these initiatives will be approximately $15. The majority of these costs will be in R&D and SG&A spending.

     Our restructuring project announced in the fourth quarter of fiscal 2010 remains on track as we expect to incur $65 to $85 in restructuring costs in fiscal 2011 and generate annual savings of approximately $25 to $35, by the end of fiscal 2012.

Personal Care

	Quarter ended December 31,
	2010	2009
Net sales	$508.6	$472.7
Segment profit	$76.6	$120.2

     Net Sales for the quarter were $508.6, up $35.9, or 8%, including approximately $27 of incremental sales from the acquisition of ASR on November 23, 2010. In addition, Venezuela net sales decreased by approximately $12 for the quarter as a result of the currency devaluation and unfavorable economic conditions. Exclusive of the impact of ASR and Venezuela, net sales increased approximately $21, or 4%.

     Wet shave sales increased 15% for the quarter. However, excluding ASR, Venezuela, and currencies, Wet Shave sales increased 12% due to:
  Higher volumes from the launch of Schick Hydro men’s systems and shave preparations;
  Higher sales of Skintimate shave preparations due, in part, to higher marketing activities this year, and
  Incremental shipments of disposables due to a new value brand offering for a key U.S. retailer.
     These gains were partially offset by declines in legacy men’s systems products. Schick Hydro men’s systems and shave preparations have now been launched in North America, Japan and key Western Europe markets. In the markets where we’ve launched the new product line, our total value share of the Wet Shave market is growing, despite significant competitive activity. Based on our tracking in the U.S., we believe our repeat purchases are the highest ever for our own products at this stage of a launch and among the highest experienced in the Wet Shave category.

     Skin Care sales decreased 14% due to lower shipments of Wet Ones, as the prior year first quarter shipments were significantly higher due to H1N1 driven demand and lower sun care sales due to the timing of shipments. Sales of sun care products are comparatively low in the first fiscal quarter as compared to other time periods during the year. Thus, shifts in orders that are not significant from a dollar perspective, can have a more significant impact on the quarter over quarter percentage change. Infant Care sales were down 6% due to lower sales of bottles and Diaper Genie, both due primarily to competitive activities and a challenging comparative due to a new product launch for Diaper Genie in the prior year quarter. Feminine Care sales decreased 5% on lower sales of Gentle Glide partially offset by continued growth of Sport tampons.

     Gross margin increased $9.2, or 4%, for the quarter. However, excluding ASR, Venezuela and currency impacts, gross margin increased approximately 2% due to higher volumes partially offset by significant trial-generating promotional activities, such as consumer coupons, in support of the Schick Hydro launch in North America and Europe. These investments result in lower reported net sales and gross margin as they are treated as a reduction of net sales rather than A&P expense for accounting purposes.

     Segment profit for the quarter was $76.6, down $43.6, or 36%, versus the same quarter last year including the favorable impact of ASR of approximately $3 and the favorable impact of currency of approximately $4, partially offset by a decrease in segment profit for Venezuela of $5. Net of these impacts, segment profit was down approximately $46, or 38%, due to increased A&P spending primarily behind the Schick Hydro launch in all of the markets noted above and higher overhead costs due to incremental investments behind the Schick Hydro launch and the timing of expenses.

     Looking forward, and exclusive of the impact of the ASR acquisition, we expect the incremental impact of the Schick Hydro launch and the launch of our new value brand in a key U.S. retailer will drive a mid to high single digit growth in Personal Care net sales for the remaining three quarters of fiscal 2011. Gross margin as a percent of net sales is expected to continue to trend lower over the next two quarters due to the higher level of promotional activities as described above as well as slightly unfavorable currency impacts based on current market rates. We expect that the A&P spending will be comparable to a year ago for the remaining nine months of fiscal 2011. However, as noted previously, A&P spending will be measurably higher in the first half of fiscal 2011 as compared to the prior year.

     Our evaluation of the ASR business and the potential impact of the acquisition on fiscal 2011 results is ongoing. At this time, we do not expect this transaction to be accretive to reported earnings per share due to the negative impact of one-time deal costs and related integration expenses in fiscal 2011. Absent these cost elements, earnings per share will likely be modestly accretive for fiscal 2011.

General Corporate and Other Expenses

	Quarter ended December 31,
	2010	2009
General Corporate Expenses	$29.9	$22.6
Integration/Other Realignment	2.2	6.9
Subtotal	32.1	29.5
ASR Costs:
Deal Expenses	4.2	-
Severance/Other	1.9	-
Acquisition Inventory Valuation	2.7	-
General Corporate and Other Expenses	$40.9	$29.5
% of total net sales	3.5%	2.5%

     For the quarter ended December 31, 2010, general corporate and other expenses, including integration and other realignment charges were $32.1, up $2.6, as compared to $29.5 for the same quarter in fiscal 2010. The current year quarter included approximately $4 of higher compensation-related expenses due to an increase in the value of the underlying assets of the Company’s deferred compensation liabilities and higher pension expenses of approximately $3 due primarily to the impact of lower discount rates utilized in the determination of plan liabilities. These increases were partially offset by lower integration and other realignment costs. However, as noted previously, we are moving forward with our Household Products restructuring and we expect to incur between $65 and $85 of costs related to these actions during fiscal 2011, which will be included in general corporate and other expenses during fiscal 2011. For the quarter ended December 31, 2010, total costs for the Household Products restructuring included in integration and other realignment was approximately $1.

     Additionally, we incurred costs associated with the acquisition of ASR, which are included as expenses in the first quarter of fiscal 2011 in accordance with the new guidance governing accounting for business combinations. The costs included approximately $4 of deal expenses for legal and consulting services to complete the acquisition and approximately $2 for certain severance arrangements.

Full Year Outlook

     In summary, we expect segment profit for Household Products to be down for the year while we expect segment profit for Personal Care to be up modestly. As a result, earnings per share for the full fiscal year are estimated to be in the range of $4.30 to $4.50, which reflects the significant impact of the expected Household Products restructuring charges. Excluding unusual items, which is primarily the impact of the Household Products restructuring, earnings per share for fiscal 2011 are expected to be in the range of $5.10 to $5.30, with a significant year-over-year decline in the second fiscal quarter followed by a lesser decline in the third fiscal quarter. The fourth fiscal quarter is expected to show measureable year-over-year improvement.

Liquidity and Capital Resources

     Cash flow from operations was essentially flat for the quarter ended December 31, 2010, down approximately $98 as compared to the same quarter in the prior year. This decrease was due primarily to lower net earnings, as adjusted for non-cash items, in addition to operating cash flow from changes in working capital, which decreased $46.6 as compared to the prior year quarter. Accrued expenses and other current liabilities were the biggest drivers in the result and were a net incremental cash outflow of approximately $40 as compared to the same quarter in the prior year as a result of higher cash payments including disbursements for advertising and promotion related to the support of the Schick Hydro launch.

     Capital expenditures were $18.6 for the quarter ended December 31, 2010 as compared to $23.2 for the same quarter in the prior year. Full year capital expenditures are estimated to be approximately $120 to $130 for 2011.

     The Company’s total borrowings were $2,395.1 at December 31, 2010, including $655.1 tied to variable interest rates of which $300 is hedged via the interest rate swap agreements described later in this discussion. The Company maintained total committed debt facilities of $2,670.1, of which $259.7 remained available as of December 31, 2010.

     In May 2011, the Company’s $275 U.S. revolving credit facility will mature. At December 31, 2010, there were no outstanding borrowings under this facility. It is our intent to renew this facility in advance of the May maturity date. However, we can provide no assurances that this facility will be renewed, or if renewed, that the terms will be as favorable as those contained in the existing facility.

     Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and detailed below, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.59 to 1, and the ratio of its EBIT to total interest expense was 5.60 to 1, as of December 31, 2010. The Company anticipates that it will remain in material compliance with its debt covenants for the foreseeable future. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

     Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs or impairments to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, the EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

     On May 3, 2010, the Company amended and renewed its existing receivables securitization program, under which the Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We can provide no assurance that the facility will be renewable on an annual basis, or if renewed, it may be done so on less favorable terms. At December 31, 2010, there was $172.0 of borrowings outstanding under this facility. The borrowings were incurred to partially fund the acquisition of ASR in November. The remaining acquisition price was funded utilizing available cash.

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

     No shares of Energizer common stock were repurchased by the Company in the quarter ended December 31, 2010 other than shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has 8 million shares remaining on the current authorization from its Board to repurchase its common stock in the future. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

     A summary of Energizer’s significant contractual obligations at December 31, 2010 is shown below:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-term debt, including current maturities	$2,192.0	$221.0	$931.0	$440.0	$600.0
Interest on long-term debt	428.0	100.5	161.4	111.4	54.7
Operating leases	119.2	25.2	33.9	23.4	36.7
Purchase obligations and other (1)	64.3	38.6	20.0	5.7	-
Total	$2,803.5	$385.3	$1,146.3	$580.5	$691.4

(1)	The Company has estimated approximately $7.4 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of December 31, 2010, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $48. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

     In addition to the significant contractual obligations set forth in the table above, the Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2010, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

     In addition, the above contractual obligations table does not include minimum contributions related to the Company’s retirement programs as they are not considered material to the cash flow and liquidity of the Company for any given fiscal year presented. As of December 31, 2010, the U.S. pension plans constitute more than 75% of the total benefit obligations and plan assets for the Company’s pension plans. This percentage includes the assumed obligations and assets acquired as a result of the ASR acquisition. As of November 23, 2010, the acquired pension obligation and assets for ASR were valued at $204 and $92, respectively. At this time, we believe that minimum pension contribution for the U.S. plan for 2011, as a result of the ASR acquisition, will be approximately $16. Based on current market conditions, we estimate that the U.S. pension plan contribution required in fiscal 2012 will be approximately $60. Globally, total pension contributions for the Company in fiscal 2011 are estimated to be approximately $38.

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

     The Company uses natural hedging techniques, such as offsetting like foreign currency cash flows and foreign currency derivatives with durations of generally one year or less, including forward exchange contracts. Certain of the foreign exchange contracts have been designated and are accounted for as cash flow hedges.

     The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter ended December 31, 2010 and 2009, resulted in expense of $0.6 and $2.2, respectively, and was recorded in Other financing expense, net on the Consolidated Statements of Earnings. In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At December 31, 2010 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $18.3 and $16.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Contract maturities for these hedges extend into 2013.

     The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At December 31, 2010, the Company had approximately $22 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Commodity Price Exposure
     The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets was an unrealized pre-tax gain of $3.6 and $1.0 at December 31, 2010 and September 30, 2010, respectively. Over the next twelve months, approximately $3.2 of the gain included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 14 open contracts at December 31, 2010.

     Based on current pricing applicable to the Company including hedging contracts and other supply agreements, we expect the cost of raw materials and commodities to be $20 to $25 unfavorable for the remainder of fiscal 2011 as compared to the costs for the same period in the prior year.

Interest Rate Exposure
     The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2010, the Company had $655.1 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $4 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at December 31, 2010.

     During 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.6%. These hedging instruments are considered cash flow hedges for accounting purposes. At December 31, 2010 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $7.1 and $7.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Stock Price Exposure
     At December 31, 2010, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $1.2 as included in other current assets and $2.9 as included in other current liabilities at December 31, 2010 and September 30, 2010, respectively. The change in fair value of the total share option for the quarters ended December 31, 2010 and 2009 resulted in income of $4.1 and expense of $3.6, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Forward Looking Statements

     This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future earnings, restructuring and strategic growth initiatives, the impact of the elimination of pack upsizing and certain price increases, anticipated advertising and promotional spending, the estimated impact of foreign currency movements, the ASR acquisition, raw material and commodity costs and category value as well as future volume, sales and growth in some of our businesses, restructuring charges, capital expenditures and pension plan contributions and our full fiscal 2011 outlook. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.

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

     Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
  Energizer’s ability to improve operations and realize cost savings;
  Energizer’s ability to continue planned advertising and other promotional spending may be impacted by lower than anticipated cash flows, or by alternative investment opportunities;
  Energizer’s ability to predict consumer consumption trends with respect to the overall battery category and Energizer’s other businesses;
  the possibility that estimates related to the restructuring initiatives may change as management develops and finalizes its plans;
  Energizer’s ability to timely implement the strategic initiatives in a manner that will positively impact our financial condition and results of operation;
  the impact of the strategic initiatives on Energizer’s relationships with its employees, its major customers and vendors;
  The success of new products and the ability to continually develop new products;
  Risks related to the integration of the acquisition of ASR;
  Risks related to the achievement of business plans, including risks that ASR earnings, net of one time deal and integration costs, are less than expected and are not modestly accretive.
  Anticipating the impact of raw material and other commodity costs;
  Energizer’s effective tax rate for the year could be impacted by legislative or regulatory changes by federal, state and local, and foreign taxing authorities, as well as by the profitability or losses of Energizer’s various subsidiary operations in both high-tax and low-tax countries;
  Estimating the impact of foreign currency exchange rates and offsetting hedges on Energizer’s profitability for the year with any degree of certainty; and
  Prolonged recessionary conditions in key global markets where Energizer competes could result in significantly greater local currency movements and correspondingly greater negative impact on Energizer than what can be anticipated from the current spot rates.

     In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements.

     The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents; including our annual report on Form 10-K for the year ended September 30, 2010.

Item 4. Controls and Procedures

     Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2010, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

     There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

     No shares of Energizer Common Stock were acquired by Energizer during the quarter ended December 31, 2010 under the current authorization from the Board.

The following table reports treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of	Average price paid
Period	Shares purchased	per share
October 1, 2010 - October 31, 2010	68,841	$73.03
November 1, 2010 - November 30, 2010	196	$68.68
December 1, 2010 - December 31, 2010	1,954	$71.41

Item 6 — Exhibits

     See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

	By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date: February 4, 2011

EXHIBIT INDEX

     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on March 16, 2000)).

3.2	Amended and Restated Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Period Ended December 31, 2010).

3.3	10.1 Energizer Holdings, Inc. Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 1-15401) filed on January 21, 2011).

31(i)*	Certification of periodic financial report by the Chief Executive Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of periodic financial report by the Chief Financial Officer of Energizer Holdings, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Energizer Holdings, Inc.

32(ii)*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Energizer Holdings, Inc.

101	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Statements of Earnings, (ii) the Unaudited Consolidated Balance Sheets, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933 or the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
*       Filed herewith.