Form 10-Q
period 2011-03-31
ENERGIZER HOLDINGS INC
filed 2011-04-29
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 001-15401
_______________________________
ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________

Missouri	43-1863181
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

533 Maryville University Drive
St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

(314) 985-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on March 31, 2011: 69,682,543

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Three and Six Months Ended March 31, 2011 and 2010	3

Unaudited Consolidated Balance Sheets (Condensed) as of March 31, 2011 and September 30, 2010	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Six Months Ended March 31, 2011 and 2010	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31

SIGNATURE	32

EXHIBIT INDEX	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	$1,035.3	$935.1	$2,212.4	$2,111.8
Cost of products sold	564.2	487.9	1,185.7	1,104.4
Gross profit	471.1	447.2	1,026.7	1,007.4

Selling, general and administrative expense	216.8	187.8	423.5	371.8
Advertising and promotion expense	100.3	76.8	229.0	165.5
Research and development expense	26.3	23.5	49.7	44.9
Household Products restructuring	36.7	—	38.6	—
Interest expense	29.1	32.3	58.3	64.3
Other financing items, net	0.9	(1.5)	4.1	34.1
Earnings before income taxes	61.0	128.3	223.5	326.8
Income tax provision	21.9	39.8	74.0	112.6
Net earnings	$39.1	$88.5	$149.5	$214.2

Basic earnings per share	$0.56	$1.27	$2.13	$3.07
Diluted earnings per share	$0.55	$1.25	$2.11	$3.04

Consolidated Statements of Comprehensive Income:
Net earnings	$39.1	$88.5	$149.5	$214.2
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (CTA)	44.5	(36.2)	39.8	(71.2)
Pension/Postretirement activity, net of tax of $(0.3) and $(0.2) for the quarter and six months ended March 31, 2011, respectively, and $0.2 and $(0.1) for the quarter and six months ended March 31, 2010, respectively	(1.2)	1.2	(1.8)	0.8
Deferred (loss)/gain on hedging activity, net of tax of $0.0 and $0.5 for the quarter and six months ended March 31, 2011, respectively, and $(1.1) and $3.6 for the quarter and six months ended March 31, 2010, respectively	(2.6)	(1.9)	0.2	6.7
Total comprehensive income	$79.8	$51.6	$187.7	$150.5

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

Assets	March 31, 2011	September 30, 2010
Current assets
Cash and cash equivalents	$478.0	$629.7
Trade receivables, less allowance for doubtful accounts of $17.2 and $13.2, respectively	843.9	824.8
Inventories	746.3	666.3
Other current assets	325.7	308.7
Total current assets	2,393.9	2,429.5
Property, plant and equipment, net	936.5	840.6
Goodwill	1,428.9	1,316.4
Intangible assets, net	1,893.2	1,774.2
Other assets	28.7	27.2
Total assets	$6,681.2	$6,387.9

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$221.0	$266.0
Notes payable	225.9	24.9
Accounts payable	251.4	271.0
Other current liabilities	692.9	691.6
Total current liabilities	1,391.2	1,253.5
Long-term debt	1,969.5	2,022.5
Other liabilities	1,084.4	1,012.3
Total liabilities	4,445.1	4,288.3
Shareholders' equity
Common stock	1.1	1.1
Additional paid in capital	1,574.5	1,569.5
Retained earnings	2,502.5	2,353.9
Treasury stock	(1,722.9)	(1,667.6)
Accumulated other comprehensive loss	(119.1)	(157.3)
Total shareholders' equity	2,236.1	2,099.6
Total liabilities and shareholders' equity	$6,681.2	$6,387.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flow from operations
Net earnings	$149.5	$214.2
Non-cash items included in income	120.5	138.0
Other, net	(17.0)	(4.3)
Operating cash flow before changes in working capital	253.0	347.9
Changes in current assets and liabilities used in operations, net of effects of business acquisition	(147.1)	(73.7)
Net cash from operations	105.9	274.2

Cash flow from investing activities
Capital expenditures	(41.6)	(48.5)
Acquisition, net of cash acquired	(267.1)	—
Proceeds from sale of assets	5.4	0.4
Other, net	(3.2)	(5.0)
Net cash used by investing activities	(306.5)	(53.1)

Cash flow from financing activities
Cash payments on debt with original maturities greater than 90 days	(98.0)	(3.0)
Net increase/(decrease) in debt with original maturities of 90 days or less	201.0	(145.3)
Common Stock Purchased	(68.0)	—
Proceeds from issuance of common stock	4.6	5.0
Excess tax benefits from share-based payments	2.1	3.1
Net cash from/(used by) financing activities	41.7	(140.2)

Effect of exchange rate changes on cash	7.2	(44.0)

Net (decrease)/increase in cash and cash equivalents	(151.7)	36.9
Cash and cash equivalents, beginning of period	629.7	359.3
Cash and cash equivalents, end of period	$478.0	$396.2

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
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

The reduction in gross profit associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR, which was $4.3 for the quarter and $7.0 for the six months ended March 31, 2011, respectively, is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition. Such presentation reflects management’s view on how segment results are evaluated.

In the quarter and six months ended March 31, 2011, the Company recorded a gain of $1.0 and a charge of $1.3, respectively, related to the change in the value of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. This result was recorded using an exchange rate of 5.6 Venezuelan Bolivar Fuerte to one U.S. dollar at March 31, 2011. In the prior year quarter and six months, the Company recorded a gain of $1.3 and a charge of $24.2, respectively, related to the devaluation of the exchange rate between the U.S. dollar and the Venezuelan Bolivar Fuerte. These impacts, which are included in other financing on the Consolidated Statements of Earnings (Condensed), are not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross margin and spending, have been negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals.

Segment sales and profitability for the quarter and six months ended March 31, 2011 and 2010, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
Net Sales
Household Products	$424.9	$441.8	$1,093.4	1,145.8
Personal Care	610.4	493.3	1,119.0	966.0
Total net sales	$1,035.3	$935.1	$2,212.4	$2,111.8

	For the quarter ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
Operating Profit
Household Products	$52.2	$71.9	$215.5	$250.7
Personal Care	123.3	115.5	199.9	235.7
Total operating profit	175.5	187.4	415.4	486.4

General corporate and other expenses	(36.2)	(24.9)	(66.4)	(54.4)
Household Products restructuring	(36.7)	—	(38.6)	—
Acquisition inventory valuation	(4.3)	—	(7.0)	—
ASR transaction costs/integration	(1.5)	—	(7.6)	—
Amortization	(5.8)	(3.4)	(9.9)	(6.8)
Venezuela devaluation/other impacts	1.0	1.3	(1.3)	(24.2)
Interest and other financing items	(31.0)	(32.1)	(61.1)	(74.2)
Total earnings before income taxes	$61.0	$128.3	$223.5	$326.8

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales	2011	2010	2011	2010
Alkaline batteries	$233.5	$244.6	$639.5	$690.3
Other batteries and lighting products	191.4	197.2	453.9	455.5
Wet Shave/Blades	383.8	271.8	748.5	588.6
Skin Care	128.9	117.3	181.4	177.1
Feminine Care	46.0	52.2	90.3	98.4
Infant Care	51.7	52.0	98.8	101.9
Total net sales	$1,035.3	$935.1	$2,212.4	$2,111.8

Total assets by segment are presented below:

	March 31, 2011	September 30, 2010
Household Products	$1,198.7	$1,299.1
Personal Care	1,475.0	1,156.6
Total segment assets	2,673.7	2,455.7
Corporate	685.4	841.6
Goodwill and other intangible assets, net	3,322.1	3,090.6
Total assets	$6,681.2	$6,387.9

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

As of March 31, 2011, the purchase price allocation for ASR acquisition was substantially complete. We have determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, in accordance with accounting guidance for business combinations. For purposes of the allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.

Estimated asset valuations and assumed liabilities may be adjusted as the final purchase price allocations are completed but any such adjustments are not expected to be material.

The allocation of the purchase price is as follows:

Cash	$33.9
Trade receivables, net	48.8
Inventories	45.9
Identifiable intangible assets	121.1
Goodwill	107.1
Other assets	51.8
Property, plant and equipment, net	124.5
Accounts payable and other liabilities	(109.5)
Pension/Other Postretirement Benefits	(122.6)
Net assets acquired	$301.0

Current period adjustments to the purchase price allocation did not materially impact the current or prior period financial statements.

The purchased identifiable intangible assets are as follows:

	Total	Estimated Life
Customer Relationships	93.2	20 years
Technology and patents	20.4	7 years
Tradenames / Brands	7.5	15 years
Total	$121.1

For tax purposes, Goodwill will be amortized over 15 years.

Proforma revenue and operating results for ASR are not included as they are not considered material to the Consolidated Financial Statements.

Note 3 – Household Products Restructuring
The Company continually reviews its Household Products and Personal Care business models to identify potential improvements and cost savings. On November 1, 2010, the Board of Directors (the Board) authorized a Household Products multi-year program designed to accelerate investments in both geographic and product growth opportunities, streamline our worldwide manufacturing operations and improve the efficiency of our administrative operations. The Board authorized a broad restructuring plan and has delegated authority to management to determine the final plan with respect to the initiatives.

On March 7, 2011, the Company determined that, as part of its previously announced restructuring initiative, it will close its carbon zinc battery manufacturing facility in Cebu, Philippines and its alkaline battery manufacturing facility in La Chaux De Fonds (LCF), Switzerland. The Company anticipates that it will cease production at the facilities by the end of the third fiscal quarter of 2011. The carbon zinc and alkaline batteries currently supplied by the Cebu and LCF facilities will be produced in our remaining battery manufacturing facilities.

For the quarter and six months ended March 31, 2011, the Company recorded pre-tax charges for the Household Products restructuring of $36.7 and $38.6, respectively, which were primarily the result of the announced closing of the Cebu and LCF facilities. These charges included severance and termination related costs of $31.1, accelerated depreciation on property, plant and equipment of $4.4 and other related exit costs of $3.1. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table summarizes the Household Products restructuring activities for the first six months of fiscal 2011.

				Utilized
Fiscal 2011	Beginning Balance	Charge to Income	Other Adjustments/CTA	Cash	Non-Cash	Ending Balance
Asset write-downs	$—	$4.4	$—	$—	$(4.4)	$—
Severance & Termination Related Costs	—	31.1	0.4	(0.7)	—	30.8
Other Related Exit Costs/CTA	—	3.1	(0.1)	(2.7)	—	0.3
Total	$—	$38.6	$0.3	$(3.4)	$(4.4)	$31.1

In addition to the restructuring activity noted above, the Company expects to record additional charges related to the closure of the Cebu and LCF facilities and implement additional elements of the restructuring plan in the U.S. and throughout the rest of the world, resulting in additional restructuring charges. As disclosed previously, the Company estimates that total pre-tax charges of approximately $75 to $85 will be incurred as a result of the Household Products restructuring initiative, inclusive of the impacts recorded as of March 2011. Substantially all of the remaining charges are expected to be recorded in fiscal 2011. We anticipate $25 to $35 of annual pre-tax savings from the restructuring by the end of fiscal 2012.

Note 4 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements was $9.6 and $18.1 for the quarter and six months ended March 31, 2011, respectively, and $6.8 and $15.0 for the quarter and six months ended March 31, 2010, respectively, and was recorded in selling, general and administrative expense (SG&A) expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $3.5 and $6.7 for the quarter and six months ended March 31, 2011, respectively, and $2.5 and $5.5 for the quarter and six months ended March 31, 2010, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2011 and 2010, respectively.

(in millions, except per share data)	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net earnings for basic and dilutive earnings per share	$39.1	$88.5	$149.5	$214.2
Denominator:
Weighted-average shares for basic earnings per share	70.1	69.9	70.3	69.8
Effect of dilutive securities:
Stock options	0.2	0.3	0.2	0.3
Restricted stock equivalents	0.5	0.3	0.5	0.3
Total dilutive securities	0.7	0.6	0.7	0.6
Weighted-average shares for diluted earnings per share	70.8	70.5	71.0	70.4
Basic earnings per share	$0.56	$1.27	$2.13	$3.07
Diluted earnings per share	$0.55	$1.25	$2.11	$3.04

At March 31, 2011 and 2010, approximately 0.7 and 1.3, respectively, of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2010 and March 31, 2011.

	Household Products	Personal Care	Total
Balance at October 1, 2010	$37.2	$1,279.2	$1,316.4
ASR acquisition	—	107.1	107.1
Cumulative translation adjustment	0.3	5.1	5.4
Balance at March 31, 2011	$37.5	$1,391.4	$1,428.9

Total amortizable intangible assets other than goodwill at March 31, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$19.2	$(9.6)	$9.6
Technology and patents	76.5	(34.9)	41.6
Customer-related/Other	162.9	(30.1)	132.8
Total amortizable intangible assets	$258.6	$(74.6)	$184.0

The carrying amount of indefinite-lived trademarks and tradenames is $1,709.2 at March 31, 2011; an increase of $4.8 from September 30, 2010. Changes in indefinite-lived trademarks and tradenames are due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the years ending September 30, 2011, 2012, 2013, and 2014, is approximately $14.8, 14.6, 12.5, and 9.1, respectively, $6.8 for the years ending September 30, 2015 and 2016 and $8.6 thereafter.

Valuation results for ASR goodwill and identifiable intangible assets are included in the disclosures above and the purchase price allocation is substantially complete.

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

The Company’s net periodic benefit cost for these plans, including the ASR plans from November 23, 2010, is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Service cost	$7.2	$8.2	$14.4	$16.4
Interest cost	15.2	12.7	27.0	25.3
Expected return on plan assets	(16.7)	(15.3)	(30.8)	(30.9)
Amortization of prior service cost	(1.4)	(1.5)	(2.8)	(3.0)
Amortization of unrecognized net loss	3.6	2.1	7.3	4.0
Amortization of transition obligation	0.1	0.1	0.1	0.1
Special termination costs	9.5	—	9.5	—
Net periodic benefit cost	$17.5	$6.3	$24.7	$11.9

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	0.7	0.6	1.3	1.2
Amortization of prior service cost	(0.6)	(0.8)	(1.3)	(1.4)
Amortization of unrecognized net loss	(0.3)	(0.3)	(0.6)	(0.7)
Net periodic benefit cost	$—	$(0.4)	$(0.3)	$(0.7)

As a result of the Household Products restructuring, as discussed in Note 3, the Company recorded severance and termination related costs of $31.1, of which $9.5 related to special termination benefits. The special termination benefits were the result of the announced closing of the LCF facility and represent the enhanced benefits granted to certain individuals meeting specific age criteria that were part of the pension plan.

Note 8 – Debt
Notes payable at March 31, 2011 and September 30, 2010 consisted of notes payable to financial institutions with original maturities of less than one year of $225.9 and $24.9, respectively, and had a weighted-average interest rate of 2.1% and 5.7%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	March 31, 2011	September 30, 2010
Private Placement, fixed interest rates ranging from 3.9% to 6.6%, due 2011 to 2017	$1,740.0	$1,835.0
Term Loan, variable interest at LIBOR + 63 basis points, or 0.9%, due 2012	450.5	453.5
Total long-term debt, including current maturities	2,190.5	2,288.5
Less current portion	221.0	266.0
Total long-term debt	$1,969.5	$2,022.5

The Company’s total borrowings were $2,416.4 at March 31, 2011, including $676.4 tied to variable interest rates of which $300 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,626.4, of which $194.7 remained available as of March 31, 2011.

During the second quarter of fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.9%.

On May 15, 2011, the Company’s $275 U.S. revolving credit facility will mature. At March 31, 2011, there was $65.0 outstanding under this facility. We expect to renew this facility in advance of the May maturity date. However, we can provide no assurances that this facility will be renewed, or if renewed, that the terms will be as favorable as those contained in the existing facility.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and calculated on a proforma basis for the ASR acquisition and detailed below, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements (and calculated on a proforma basis for the ASR acquisition), to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its proforma EBITDA was 2.88 to 1, and the ratio of its proforma EBIT to total interest expense was 5.17 to 1, as of March 31, 2011. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

In May 2010, the Company amended and renewed its existing receivables securitization program, under which the Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. The program renews annually in May. We expect to renew the facility prior to termination.  However, we can provide no assurance that the facility will be renewed on an annual basis, or if renewed, it may be done so on less favorable terms. At March 31, 2011, there was $135.0 outstanding under this facility, which was incurred to partially fund the ASR acquisition and is included in Notes payable on the Consolidated Balance Sheets (Condensed).

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities to reduce refinancing risk in any single year and to optimize the use of free cash flow.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2011 are as follows: $221.0 in one year, $754.5 in two years, $175.0 in three years, $220.0 in four years, $220.0 in five years and $600.0 thereafter.

Note 9 – Treasury stock
The Company purchased 1 million shares of its common stock and a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended March 31, 2011 under its July 2006 authorization from the Board. This authorization permits the Company to acquire up to 10 million shares of its common stock, of which approximately 3 million have been repurchased to date. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 10 – Financial Instruments and Risk Management
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at March 31, 2011 and September 30, 2010 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding hedging instruments included in Accumulated other comprehensive loss was an unrealized pre-tax gain of $1.6 and $1.0 at March 31, 2011 and September 30, 2010, respectively. Over the next twelve months, approximately $1.5 of the gain included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 15 open contracts at March 31, 2011.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At March 31, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $20.2 and $16.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2011 levels, over the next twelve months, approximately $18.3 of the pre-tax loss included in Accumulated other comprehensive loss will be included in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 70 open contracts at March 31, 2011.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At

March 31, 2011, the Company had $676.4 of variable rate debt outstanding. During fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012. At March 31, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $5.8 and $7.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed).

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

The following table provides fair values as of March 31, 2011 and September 30, 2010, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2011 and 2010, respectively.

	At March 31, 2011	For Quarter Ended March 31, 2011		For Six Months Ended March 31, 2011
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(20.2)	$(6.1)	$(4.2)	$(12.4)	$(9.0)
Commodity contracts (6)	1.6	(1.3)	0.7	2.0	(0.1)
Interest rate contracts	(5.8)	1.3	—	2.0	—
Total	$(24.4)	$(6.1)	$(3.5)	$(8.4)	$(9.1)

	At September 30, 2010	For Quarter Ended March 31, 2010		For Six Months Ended March 31, 2010
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(16.8)	$2.9	$(2.6)	$5.3	$(10.8)
Commodity contracts	1.0	(2.4)	2.5	4.6	2.6
Interest rate contracts	(7.8)	(3.3)	—	(5.2)	—
Total	$(23.6)	$(2.8)	$(0.1)	$4.7	$(8.2)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing, commodity contracts in Cost of products sold.

(5)
Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting associated risk. The ineffective portion recognized in income was insignificant to the quarter and six months ended March 31, 2011 and 2010.

(6)
At March 31, 2011, $0.7 of gains associated with the Company's commodity contracts were recorded in Accumulated OCI. The gain will be reclassified from Accumulated OCI into income as a result of inventory being sold.

The following table provides fair values as of March 31, 2011 and September 30, 2010, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2011 and 2010, respectively.

	At March 31, 2011	For Quarter Ended March 31, 2011	For Six Months Ended March 31, 2011
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income	Income Statement Classification
Share option	$(0.1)	$(1.3)	$2.8	SG&A
Foreign currency contracts	4.8	2.7	2.1	Other financing
Total	$4.7	$1.4	$4.9

	At September 30, 2010	For Quarter Ended March 31, 2010	For Six Months Ended March 31, 2010
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income	Income Statement Classification
Share option	$(2.9)	$1.0	$(2.6)	SG&A
Foreign currency contracts	2.8	(3.8)	(6.0)	Other financing
Total	$(0.1)	$(2.8)	$(8.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of March 31, 2011 and September 30, 2010 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	March 31, 2011	September 30, 2010
Assets/(Liabilities) at fair value:
Deferred Compensation	$(151.8)	$(136.4)
Derivatives - Foreign Exchange	(15.4)	(14.0)
Derivatives - Commodity	1.6	1.0
Derivatives - Interest Rate Swap	(5.8)	(7.8)
Share Option	(0.1)	(2.9)
Net Liabilities at fair value	$(171.5)	$(160.1)

At March 31, 2011 and September 30, 2010, the Company had no level 1 or level 3 financial assets or liabilities.

At March 31, 2011 and September 30, 2010, the fair market value of fixed rate long-term debt was $1,914.9 and $2,077.5, respectively, compared to its carrying value of $1,740.0 and $1,835.0, respectively. We estimate that the book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value.

At March 31, 2011, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

Venezuela Currency Risk The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At March 31, 2011, the Company had approximately $28 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Japan Earthquake and Related Events On March 11, 2011, an earthquake struck off the northeast coast of Japan, triggering a tsunami. Further compounding the situation, nuclear power plants were damaged causing concerns about the possible meltdown of nuclear reactors and the release of harmful radioactive materials. Finally, there is concern that rolling power outages, especially during the upcoming summer months, may negatively impact production and supply capabilities throughout Japan. The tragic events have severely disrupted the Japanese economy, the third largest in the world.
Schick Japan is party to several foreign exchange hedging contracts, which are accounted for as cash flow hedges. These contracts hedge the variability of cash flows resulting from changes to foreign currency exchange rates related to the cash settlement of future inventory purchases. The contracts are established and based on a forecast of future inventory purchases. At March 31, 2011, the Company had a pre-tax loss of approximately $5 included in Accumulated Other Comprehensive Loss on the Balance Sheet related to hedging contracts in Japan. This loss relates to foreign exchange contracts accounted for as cash flow hedges with maturities in fiscal 2011 (pre-tax loss of $3) and fiscal 2012 (pre-tax loss of $2). As noted above, it is unclear how the recent events in Japan will impact our wet shave business in the coming months. However, a reduction of forecasted inventory purchases may result in a portion of these foreign exchange contracts no longer qualifying as cash flow hedges. This may result in an acceleration of the recognition of the pre-tax loss included in Accumulated Other Comprehensive Income. At this time, we continue to consider these forecasted inventory purchases to be probable.

Note 11 – Supplemental Financial Statement Information

	March 31, 2011	September 30, 2010
Inventories
Raw materials and supplies	$106.0	$79.5
Work in process	133.2	133.3
Finished products	507.1	453.5
Total inventories	$746.3	$666.3
Other Current Assets
Miscellaneous receivables	$54.6	$50.2
Deferred income tax benefits	143.8	160.4
Prepaid expenses	100.4	78.3
Other	26.9	19.8
Total other current assets	$325.7	$308.7
Property, Plant and Equipment
Land	$41.5	$37.3
Buildings	295.4	283.6
Machinery and equipment	1,797.5	1,644.2
Construction in progress	64.3	64.6
Total gross property	2,198.7	2,029.7
Accumulated depreciation	(1,262.2)	(1,189.1)
Total net property, plant and equipment, net	$936.5	$840.6
Other Current Liabilities
Accrued advertising, promotion and allowances	$318.0	$331.3
Accrued salaries, vacations and incentive compensation	90.0	101.5
Returns reserve	25.7	51.5
Restructuring/Realignment reserve	31.7	2.6
Other	227.5	204.7
Total other current liabilities	$692.9	$691.6
Other Liabilities
Pensions and other retirement benefits	$458.5	$333.7
Deferred compensation	154.7	153.5
Deferred income tax liabilities	392.1	449.4
Other non-current liabilities	79.1	75.7
Total other liabilities	$1,084.4	$1,012.3
See Note 2 for a summary of the valuation of assets acquired and liabilities assumed in the ASR acquisition.

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

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and six months ended March 31, 2011 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as earnings per share guidance, operating results and other comparison changes, which exclude the impact of currencies, the acquisition of ASR, ASR transaction costs, the Venezuelan devaluation charge and the costs associated with the restructuring, are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a more meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Highlights / Operating Results

Net Earnings for the quarter ended March 31, 2011 were $39.1, or $0.55 per diluted share, compared to $88.5, or $1.25 per diluted share, for the same quarter last year. The current quarter includes the following items:

•	charges related to Household Products restructuring activities of $30.0, after-tax, or $0.42 per diluted share,

•	charges of $2.8, after-tax, or $0.04 per diluted share, related to other realignment activities including integration expenses associated with American Safety Razor (ASR),

•	an after-tax expense of $2.7, or $0.04 per diluted share, related to the write-up and subsequent sale of inventory purchased in the ASR acquisition; and

•	a gain of $1.0, after-tax, or $0.01 per diluted share, related to an adjustment of the devaluation charge for our Venezuela affiliate under highly inflationary accounting.

The prior year quarter included:

•
A favorable adjustment of $2.8 after-tax, or $0.03 per diluted share related to foreign exchange gains and a tax benefit associated with currency devaluation, partially offset by the negative impact of highly inflationary accounting, all of which relate to our Venezuela affiliate; and

•	Costs associated with integration and certain other realignment activities of $1.1 after-tax, or $0.01 per diluted share.

Net Earnings for the six months ended March 31, 2011 were $149.5, or $2.11 per diluted share, compared to $214.2, or $3.04 per diluted share, for the same period last year. The current six months include the following items:

•	charges related to Household Products restructuring and other business realignment activities of $31.2, after-tax, or $0.44 per diluted share,

•	charges of $6.9, after-tax, or $0.09 per diluted share, related to ASR transaction and integration costs, and other realignment activities,

•	an after-tax expense of $4.4, or $0.06 per diluted share, related to the write-up and subsequent sale of inventory purchased in the ASR acquisition; and

•	a loss of $1.3, after-tax, or $0.02 per diluted share, related to a devaluation charge for our Venezuela affiliate under highly inflationary accounting.

The prior year six months include the following items:

•
A charge of $22.7 after-tax, or $0.32 per diluted share, related to the devaluation of our Venezuela affiliate's U.S. dollar intercompany payable from the official rate to the parallel rate and the negative impact of highly inflationary accounting, which was effective beginning in the second quarter of fiscal 2010 for Venezuela; and

•	Integration and other realignment costs of $5.6, after-tax, or $0.08 per diluted share.

Net sales for the quarter ended March 31, 2011 were $1,035.3, as compared to $935.1, for the same period last year. The increase in net sales of $100.2 was due to higher sales in Wet Shave of approximately $112, including approximately $72 for ASR. This increase was partially offset by lower sales in Household Products of approximately $17.

Net sales for the six months ended March 31, 2011 were $2,212.4, as compared to $2,111.8, for the same period last year. The increase in net sales of $100.6 was due to higher sales in Wet Shave of approximately $160, including approximately $99 for ASR. This increase was partially offset by lower sales in Household Products of approximately $52. See the segment section for further discussion of net sales impacts for each business unit for the quarter and six month periods.

Gross profit for the quarter ended March 31, 2011 was $471.1, up $23.9 as compared to the prior year quarter due to the higher net sales noted above. Gross profit as a percent of net sales was 45.5% for the quarter ended March 31, 2011, as compared to 47.8% in the prior year quarter. Increased coupon and trade promotional activity in support of the Schick Hydro launch negatively impacted the gross profit percentage by approximately 180 basis points for the quarter. In addition, the inclusion of value priced ASR products for the full quarter reduced the comparative gross profit percentage by approximately 150 basis points. This was partially offset by favorable product mix and a favorable sun care returns adjustment, which combined added approximately 80 basis points in the current quarter.

Gross profit for the six months ended March 31, 2011 was $1,026.7, up $19.3 as compared to the same period last year. For the six months ended March 31, 2011, gross profit as a percent of net sales was 46.4% compared with 47.7% in the prior year period. Increased coupon and trade promotional activity in support of the Schick Hydro launch negatively impacted the gross profit percentage by approximately 140 basis points in the six month period. In addition, the inclusion of value priced ASR products since acquisition reduced the comparative gross profit percentage by approximately 100 basis points. This was partially offset by favorable product mix and the favorable sun care returns adjustment noted above.

For the quarter, selling, general and administrative expense (SG&A) was $216.8, up $29.0, as compared to the second quarter of fiscal 2010. This included approximately $12 of ASR operating, amortization and integration expenses. Excluding these costs, SG&A increased by approximately $17 due to higher spending of $6 in the business units including support of growth initiatives and the Schick Hydro launch and higher corporate expenses of $10, including higher pension costs as discount rates used to value pension liabilities declined, increased stock award amortization and the higher legal expenses.

SG&A was $423.5 for the six months ended March 31, 2011, up $51.7, as compared to the same six month period in fiscal 2010. This increase included $14 of ASR operating expenses and amortization and $8 of ASR transaction and integration costs. Excluding the impact of ASR, SG&A increased approximately $30 driven by higher business unit overhead costs of approximately $13 due, in part, to growth initiative investments and support of the Schick Hydro launch. Corporate expenses increased $17 for the six month period due to higher deferred compensation-related costs resulting from the increase in the market value of the underlying deferred liabilities and the other impacts noted in the current quarter discussion above.

Advertising and promotion (A&P) expense increased $23.5, or 31%, for the quarter ended March 31, 2011 due primarily to spending support for the Schick Hydro launch. As a percent of net sales, A&P was 9.7% for the current year quarter as compared to 8.2% for the same quarter in the prior year. For the six months ended March 31, 2011, A&P increased $63.5, or 38% for the same reason noted above. As a percent of net sales, A&P was 10.4% for the six months ended March 31, 2011 as compared to 7.8% for the same period in fiscal 2010.

Research and development expense was $26.3 for the quarter ended March 31, 2011, an increase of $2.8, or 12%, as compared to the same quarter in fiscal 2010. For the six months ended March 31, 2011, research and development expenses increased $4.8, or 11%, as compared to the same period in fiscal 2010. The increase in both the quarter and six month periods was due to continued investment in support of our innovation initiatives.

Interest expense decreased $3.2 and $6.0 for the quarter and six months ended March 31, 2011, respectively, as compared to the same periods in the prior fiscal year due primarily to lower outstanding debt.

Other financing items increased $2.4 for the quarter due primarily to higher losses on foreign exchange hedging contracts in the second quarter. For the six months, other financing items decreased $30.0, including approximately $24 due to currency devaluation charges and the impact of highly inflationary accounting in Venezuela in the prior year six month period.

For second quarter of fiscal 2011, the effective tax rate was 35.9%. The effective tax rate in the second quarter was negatively impacted by the Household Products restructuring as the majority of the costs incurred were in a lower tax jurisdiction. For the six months ended March 31, 2011, the effective tax rate was 33.1%. Exclusive of the impact of the Household Products restructuring, the effective tax rate for the first half of fiscal 2011 was 31.1%. The effective tax rate for the same six month period in fiscal 2010 was 34.5%, but exclusive of the impact of the Venezuela devaluation during this time period, the effective tax rate was 32.5%.

Recent Developments

Household Products Restructuring

On March 7, 2011, the Company determined that, as part of its previously announced restructuring initiative, it will close its carbon zinc battery manufacturing facility in Cebu, Philippines and its alkaline battery manufacturing facility in La Chaux De Fonds (LCF), Switzerland. The Company anticipates that it will cease production at the facilities by the end of the third fiscal quarter of 2011. The carbon zinc and alkaline batteries currently supplied by the Cebu and LCF facilities will be produced in our remaining battery manufacturing facilities.

In the second fiscal quarter of 2011, the Company recorded pre-tax charges for the Household Products restructuring of approximately $37, which were primarily the result of the announced closing of the Cebu and LCF facilities. These charges included severance and termination related costs of approximately $31, accelerated depreciation on property, plant and equipment of approximately $4 and other related exit costs of approximately $2. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

In addition to the restructuring activity discussed above, the Company expects to record additional charges related to the closure of the Cebu and LCF facilities, and implement additional elements of the restructuring plan in the U.S. and throughout the rest of the world resulting in additional restructuring charges. As disclosed previously, the Company estimates that total pre-tax charges of approximately $75 to $85 will be incurred as a result of the Household Products restructuring initiative, inclusive of the impacts recorded for the six months ended March 31, 2011. Substantially all of the remaining charges are expected to be recorded in fiscal 2011. We anticipate $25 to $35 of annual pre-tax savings from the restructuring by the end of fiscal 2012.

Japan Earthquake and Related Events
On March 11, 2011, an earthquake struck off the northeast coast of Japan, triggering a tsunami. Further compounding the situation, nuclear power plants were damaged causing concerns about the possible meltdown of nuclear reactors and the release of harmful radioactive materials. Finally, there is concern that rolling power outages, especially during the upcoming summer months, may negatively impact production and supply capabilities throughout Japan. The tragic events have severely disrupted the Japanese economy, the third largest in the world.

Japan is the second largest market for our wet shave products, with sales of approximately $175 in fiscal 2010. Japan is not a significant battery market for Energizer. We estimate that 5% to 10% of our business is in the areas most impacted by the earthquake and tsunami. While there was an initial disruption in our ability to service the affected areas, our products are now back in distribution in the majority of retail locations. Our wholesale distribution network remains intact in the affected areas, and the impact on our business will be determined by future consumer off take, which is unclear at this point. While the impact of the disaster in Japan remains unclear, it should be noted that the Company does not have manufacturing facilities in Japan, and assets in Japan are essentially working capital in nature. The Company sources certain materials from Japan. At this point, we have not had any major supply disruptions or asset impairments, but we continue to monitor developments in the aftermath of the disaster.

Finally, Schick Japan is party to several foreign exchange hedging contracts, which are accounted for as cash flow hedges. These contracts hedge the variability of cash flows resulting from changes to foreign currency exchange rates related to the cash settlement of future inventory purchases. The contracts are established and based on a forecast of future inventory purchases. At March 31, 2011, the Company had a pre-tax loss of approximately $5 included in Accumulated Other Comprehensive Loss on the Balance Sheet related to hedging contracts in Japan. This loss relates to foreign exchange contracts accounted for as cash flow hedges with maturities in fiscal 2011 (pre-tax loss of $3) and fiscal 2012 (pre-tax loss of $2). As noted above, it is unclear how the recent events in Japan will impact our wet shave business in the coming months. However, a reduction of forecasted inventory purchases may result in a portion of these foreign exchange contracts no longer qualifying as cash flow hedges. This may result in an acceleration of the recognition of the pre-tax loss included in Accumulated Other Comprehensive Income. At this time, we continue to consider these forecasted inventory purchases to be probable.

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

The reduction in gross profit associated with the write-up and subsequent sale of the inventory acquired in the ASR acquisition in November 2010, which was $4.3 for the quarter and $7.0 for the six months ended March 31, 2011, as well as the related transaction and integration costs for ASR are not reflected in the Personal Care segment, but rather presented below segment profit, as they are non-recurring items directly associated with the acquisition. Such presentation reflects management’s view on how it evaluates segment performance.

In the quarter and six months ended March 31, 2011, the Company recorded income of $1.0 and expense of $1.3, respectively, related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. These results reflect an exchange rate of 5.6 Venezuelan Bolivar Fuerte to one U.S. dollar. In the prior year quarter and six months, the Company recorded a gain of $1.3 and a charge of $24.2, respectively, related to the devaluation of the exchange rate between the U.S. dollar and the Venezuelan Bolivar Fuerte. These impacts, which are included in other financing on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), are not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and spending, have been negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant to understanding the year-over-year comparatives.

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

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Footnote 1 to the Condensed Financial Statements for the quarters and six months ended March 31, 2011 and 2010.

Household Products

	Quarter ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Net sales	$424.9	$441.8	$1,093.4	$1,145.8
Operating profit	$52.2	$71.9	$215.5	$250.7

For the quarter, net sales were $424.9, down $16.9, or 4%, versus the same quarter last year including the favorable impacts of currencies and Venezuela. Exclusive of currencies and Venezuela results, net sales were down approximately $27, or 6%, for the quarter due primarily to retail inventory de-stocking of holiday inventory from the prior quarter and increased trade spending in the U.S. The shortfalls in the U.S. were partially offset by a strong comparative quarter in many Asia and Latin America markets. The dollar value of the battery category in global measured markets has continued a negative trend, down approximately 2% in our latest reported twelve weeks data. The Company has taken steps in an attempt to restore value in the battery category by implementing a price increase on C, D and 9V sizes and eliminating pack upsizing in the U.S. effective March, 2011.

Segment profit for the quarter was $52.2, down $19.7, or 27%, versus the same quarter last year including the favorable impacts of currencies and Venezuela. Exclusive of currencies and Venezuela operating results, segment profit declined approximately $27, or 37%, due primarily to lower gross profit resulting from the decline in net sales noted above.

For the six months ended March 31, 2011, net sales were $1,093.4, down $52.4 or 5%, including approximately $9 of favorable currencies, offset by lower net sales in Venezuela of approximately $12 as a result of the currency devaluation and unfavorable economic conditions. Exclusive of Venezuela and the favorable impact of currencies, net sales were down 4% due to the continued negative category value trends, primarily in the U.S.

Segment profit for the six months decreased $35.2 or 14% including the favorable impact of currencies and Venezuela. Exclusive of currencies and Venezuela operating results, segment profit declined approximately $40, or 16%, due primarily to the margin impact of the lower sales noted above and unfavorable raw material pricing, most notably in zinc and steel.

For the remainder of the fiscal year, we expect segment profit for Household Products to be below year ago as category value is expected to continue to decline, raw material and commodity costs are estimated to be unfavorable and we continue to invest in emerging market and technology initiatives. These negative impacts are expected to be partially offset by favorable currencies and the benefits of our previously announced U.S. price increase in C, D and 9V cell sizes, which should add $4 to $6 in the next six months and the elimination of U.S. pack upsizing, which should reduce product cost by $6 to $8 in the back half of the year.

Our restructuring project, announced in the fourth quarter of fiscal 2010, remains on track as we expect to incur approximately $75 to $85 in restructuring costs, with the vast majority in fiscal 2011, and generate annual savings of approximately $25 to $35, by the end of fiscal 2012. The second quarter of fiscal 2011 includes pre-tax restructuring charges of approximately $37 related primarily to the announced plant closures. However, cash flow for the project was not material in the quarter.

Personal Care

	Quarter ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Net sales	$610.4	$493.3	$1,119.0	$966.0
Operating profit	$123.3	$115.5	$199.9	$235.7

Net Sales for the quarter were $610.4, up $117.1, or 24%, including approximately $72 of incremental sales from ASR and approximately $9 of favorable currency. Exclusive of the impact of ASR and currency, net sales increased approximately $36, or 7%. Wet Shave sales increased 41% for the quarter. However, excluding ASR and $6 of favorable currencies, Wet Shave sales increased 13% due to:

•	higher volumes from the launch of Schick Hydro men's systems and shave preparations,

•	higher sales of disposables as well as favorable price/mix from lower consumer promotions, higher prices and favorable brand mix, and

•	higher women's sales driven by the launch of Intuition Plus in Europe and higher Quattro for Women Trimmer sales.

These gains were partially offset by declines in legacy men's systems products. Schick Hydro men's systems and shave preparations have now been launched in key markets, including North America, Japan, Western Europe and other markets in Asia.

Skin Care sales increased 10% due to higher shipments of Wet Ones and higher sales of sun care products driven by a favorable adjustment for prior season sun care returns, partially offset by lower volumes due to timing of shipments in the early stages of the sun care season. Infant Care sales were down 1% due to lower sales of bottles and cups, partially offset by higher sales of Diaper Genie. Feminine Care sales decreased 12% on lower sales of Gentle Glide partially offset by continued growth of Sport tampons.

Segment profit for the quarter was $123.3, up $7.8, or 7%, versus the same quarter last year including the favorable impact of ASR segment profit of approximately $8 and the favorable impact of currencies of approximately $6. Net of these impacts, segment profit was down approximately $6, or 5%, on higher gross profit from increased Wet Shave sales and the favorable impact of the prior year sun care returns adjustment of $9, which were more than offset by higher A&P spending in support of Schick Hydro.

For the six months ended March 31, 2011, net sales were $1,119.0, up $153.0 or 16%. This increase includes approximately $99 of sales from ASR and favorable currencies of approximately $8, which were partially offset by a decrease in Venezuela net sales of approximately $12 as a result of the currency devaluation and unfavorable economic conditions. Excluding the impact of ASR and Venezuela, net sales increased 6%.

Wet Shave sales increased 27%, but this result was favorably impacted by ASR and favorable currencies of approximately $5, partially offset by approximately $12 of lower net sales in Venezuela. Exclusive of these impacts, Wet Shave net sales increased 11% due to the launch of Schick Hydro men's systems and shave preparations.

Skin Care sales were flat as lower shipments of Wet Ones and sun care were offset by the favorable prior season sun care returns adjustment noted above. Infant Care sales were down 3% as higher sales of Diaper Genie were more than offset by declines across the remainder of the product line. Feminine Care sales decreased 8% on lower sales of Gentle Glide partially offset by continued growth of Sport tampons.

Segment profit for the six months decreased $35.8 or 15% including the favorable impact of ASR of approximately $11 and favorable currencies of approximately $10, partially offset by a decrease in segment profit for Venezuela of approximately $4. Net of these impacts, segment profit was down approximately $53 or 22% due to increased A&P and overhead spending in support of the Schick Hydro launch, partially offset by the favorable impact of the prior season sun care returns adjustment noted above.

Looking forward, exclusive of the impact of ASR, we expect the incremental impact of the Schick Hydro launch will drive a mid to high single digit growth in Personal Care net sales for the remaining six months of fiscal 2011.  We will anniversary the Schick Hydro launch during the third fiscal quarter. Therefore, we expect that A&P spending as a percent of net sales as compared to the prior year will begin to moderate over the course of the final six months of fiscal 2011. It should be noted that Japan is an important wet shave market for Schick, and the impact of the devastating events in Japan remain unclear.

General Corporate and Other Expenses

	Quarter ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
General Corporate Expenses	$33.3	$23.4	$63.2	$46.0
Integration/Other Realignment	2.9	1.5	3.2	8.4
Subtotal	36.2	24.9	66.4	54.4
Household Products Restructuring	36.7	—	38.6	—
ASR Costs:
Deal Expenses	—	—	4.2	—
Severance/Other	1.5	—	3.4	—
Acquisition Inventory Valuation	4.3	—	7.0	—
General Corporate and Other Expenses	$78.7	$24.9	$119.6	$54.4
% of total net sales	7.6%	2.7%	5.4%	2.6%

For the quarter ended March 31, 2011, general corporate and other expenses, including integration and other realignment charges, increased $11.3 for the quarter due primarily to higher stock award amortization, higher pension costs as discount rates used to value pension liabilities declined and higher overheads due to higher legal expenses. For the six months ended March 31, 2011, corporate and other expenses increased $12.0 due primarily to the reasons noted above, and the impact of higher compensation related expenses due to an increase in the value of the underlying assets of the Company's deferred compensation liabilities, partly offset by lower business realignment costs.

 In the second fiscal quarter of 2011, the Company recorded pre-tax charges for the Household Products restructuring of approximately $37, which were primarily the result of the announced closing of the Cebu and LCF facilities. These charges included severance and termination related costs of approximately $31, accelerated depreciation on property, plant and equipment of approximately $4 and other related exit costs of approximately $2. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Additionally, we incurred costs associated with the acquisition of ASR, which are included as expenses in the current year quarter, $1.5 pre-tax, and six month period, $7.6 pre-tax, in accordance with the new guidance governing accounting for business combinations. The costs included $4.2 of transaction expenses for legal and consulting services to complete the acquisition and $3.4 for certain severance arrangements and other integration activities. In addition, $4.3 and $7.0, respectively, were recognized for the write-up and subsequent sale of inventory purchased in the ASR acquisition in the current year quarter and six month period ending March 31, 2011.

Full Year Outlook

We expect earnings per share for the full fiscal year to be in the range of $4.00 to $4.20, which reflects the significant impact of the Household Products restructuring, including an updated estimate of the related tax benefit and the negative impact of ASR transaction and integration costs including inventory step-up. Excluding unusual items, which are primarily related to costs associated with the restructuring and ASR integration, we reiterate that earnings per share for fiscal 2011 are expected to be in the range of $5.10 to $5.30. While the impact of the disaster in Japan remains unclear, our current estimate is that the modest accretion of ASR and the impact of the Company's repurchase of one million shares in February will likely offset the impact of the Japan crisis for fiscal 2011. We will continue to monitor this difficult situation as further trends develop. We expect earnings per share, excluding unusuals, as described above, to be below a year ago for the third quarter, with year-over-year improvement in the fourth quarter.

Liquidity and Capital Resources

Cash flow from operations was $105.9 for the six months ended March 31, 2011, down $168.3 as compared to the same six months in the prior fiscal year. Included in this decrease is the payment of approximately $47 related to assumed tax liabilities from the ASR acquisition. Excluding this cash outflow, the year over year decline of approximately $121 was primarily the result of lower net earnings, as adjusted for non-cash items, which were down approximately $95 for the current year period as compared to the same period in the prior year. The most significant driver for the lower net earnings was the significant increase in advertising and promotional support for the Schick Hydro launch.

Cash flow from changes in working capital decreased approximately $73 inclusive of the negative cash outflow for ASR assumed tax liability. Exclusive of this impact, cash flow from changes in working capital decreased approximately $26 due primarily to a net cash outflow from higher Household Products inventory due, in part, to inventory build in support of the restructuring activities. In addition, higher prepaid assets were more than offset by improved cash inflows related to accounts receivable.

Capital expenditures were $41.6 for the six months ended March 31, 2011 as compared to $48.5 for the same period last year. Full year capital expenditures are estimated to be approximately $110 to $120 for 2011.

The Company’s total borrowings were $2,416.4 at March 31, 2011, including $676.4 tied to variable interest rates of which $300 is hedged via the interest rate swap agreements described later in this discussion. The Company maintained total committed debt facilities of $2,626.4, of which $194.7 remained available as of March 31, 2011.

On May 15, 2011, the Company’s $275 U.S. revolving credit facility will mature. At March 31, 2011, there was $65.0 outstanding under this facility. We expect to renew this facility in advance of the May maturity date. However, we can provide no assurances that this facility will be renewed, or if renewed, that the terms will be as favorable as those contained in the existing facility.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and calculated on a proforma basis for the ASR acquisition and detailed below, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements (and calculated on a proforma basis for the ASR acquisition), to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its proforma EBITDA was 2.88 to 1, and the ratio of its proforma EBIT to total interest expense was 5.17 to 1, as of March 31, 2011. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

In May 2010, the Company amended and renewed its existing receivables securitization program, under which the Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduit are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants.

The program renews annually in May. We expect to renew the facility prior to termination.  However, we can provide no assurance that the facility will be renewed on an annual basis, and if renewed, it may be done so on less favorable terms. At March 31, 2011, there was $135.0 outstanding under this facility, which was incurred to partially fund the ASR acquisition and is included in Notes payable on the Consolidated Balance Sheets (Condensed).

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities to reduce refinancing risk in any single year and to optimize the use of free cash flow.

The Company purchased approximately 1.0 million shares of its common stock on the open market, and purchased a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended March 31, 2011 under its July 2006 authorization from the Board. This authorization permits the Company to acquire up to 10 million shares of its common stock, of which approximately 3 million have been repurchased to date. Future purchases of all or a portion of the remaining 7 million shares authorized may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

A summary of Energizer’s significant contractual obligations at March 31, 2011 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,190.5	$221.0	$929.5	$440.0	$600.0
Interest on long-term debt	421.0	100.4	158.4	107.5	54.7
Operating leases	119.2	25.2	33.9	23.4	36.7
Purchase obligations and other (1)	42.5	18.9	19.6	4.0	—
Total	$2,773.2	$365.5	$1,141.4	$574.9	$691.4

(1)
The Company has estimated approximately $5.2 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of March 31, 2011, the Company’s Consolidated Balance Sheets (Condensed) reflects a liability for unrecognized tax benefits of approximately $40. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

In addition to the significant contractual obligations set forth in the table above, the Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of March 31, 2011, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

In addition, the above contractual obligations table does not include minimum contributions related to the Company’s retirement programs given the uncertainty of the long-term contribution requirements, however short-term requirements are outlined below. As of March 31, 2011, the U.S. pension plans constitute more than 75% of the total benefit obligations and plan assets for the Company’s pension plans. This percentage includes the assumed obligations and assets acquired as a result of the ASR acquisition. As of November 23, 2010, the acquired pension obligation and assets for ASR were valued at $204 and $92, respectively. At this time, we believe that minimum pension contribution for the U.S. plan for 2011, as a result of the ASR acquisition, will be approximately $16. Based on current market conditions, we estimate that the U.S. pension plan contributions required in fiscal 2012 will be approximately $60. Globally, total pension contributions for the Company in fiscal 2011 are estimated to be approximately $38.

The Company believes that cash flows from operating activities and periodic borrowings under our credit facilities will be adequate to meet short-term and long-term liquidity requirements prior to the maturity of the Company's credit facilities, although no guarantee can be given in this regard.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter and six months ended March 31, 2011 resulted in income of $2.7 and $2.1, respectively, and for the quarter and six months ended March 31, 2010 resulted in expense of (3.8) and $6.0 and was recorded in Other financing expense, net on the Consolidated Statements of Earnings (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At March 31, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $20.2 and $16.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) . Contract maturities for these hedges extend into 2013.

The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At March 31, 2011, the Company had approximately $28 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax gain of $1.6 and $1.0 at March 31, 2011 and September 30, 2010, respectively. Over the next twelve months, approximately $1.5 of the gain included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 15 open contracts at March 31, 2011.

Based on current pricing applicable to the Company including hedging contracts and other supply agreements, we expect the cost of raw materials and commodities to be approximately $18 to $20 unfavorable for the remainder of fiscal 2011 as compared to the costs for the same six month period in the prior year.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2011, the Company had $676.4 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $4 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at March 31, 2011.

During 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.6%. These hedging instruments are considered cash flow hedges for accounting purposes. At March 31, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $5.8 and $7.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed).

Stock Price Exposure

At March 31, 2011, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $0.1 and $2.9 as included in other current liabilities at March 31, 2011 and September 30, 2010, respectively. The change in fair value of the total share option for the quarter and six months ended March 31, 2011 resulted in expense of $1.3 and income of $2.8, respectively, and for the quarter and six months ended March 31, 2010 resulted in income of $1.0 and expense of $2.6, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future earnings, investment or spending initiatives, the impact of recent events in Japan, restructuring charges and cost savings related to our restructuring project, the impact of the elimination of pack upsizing and certain price increases, anticipated advertising and promotional spending, the estimated impact of foreign currency movements, the ASR acquisition, raw material and commodity costs, category value and future volume, sales and growth in some of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.

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

Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	The success of new products and the ability to continually develop new products;

•	Energizer's ability to improve operations and realize cost savings;

•	Energizer's ability to continue planned advertising and other promotional spending may be impacted by lower than anticipated cash flows, or by alternative investment opportunities;

•	The impact of the recent events in Japan;

•	Anticipating the impact of raw material and other commodity costs;

•	Energizer's ability to predict consumer consumption trends with respect to the overall battery category and Energizer's other businesses;

•	The possibility that estimates related to the restructuring initiatives may change as management develops and finalizes its plans;

•	Energizer's ability to timely implement the strategic initiatives in a manner that will positively impact our financial condition and results of operation;

•	The impact of the strategic initiatives on Energizer's relationships with its employees, its major customers and vendors;

•	Risks related to the integration of the acquisition of ASR;

•
Energizer's effective tax rate for the year could be impacted by legislative or regulatory changes by federal, state and local, and foreign taxing authorities, as well as by the profitability or losses of Energizer's various subsidiary operations in both high-tax and low-tax countries;

•	Estimating the impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability for the year with any degree of certainty; and

•
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

The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents; including its annual report on Form 10-K for the year ended September 30, 2010.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

     There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 — Legal Proceedings

The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Energizer business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, Energizer believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to Energizer's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2011	8,970	$71.49	—	8,006,100
February 1 to 28, 2011	1,000,332	$67.97	1,000,000	7,006,100
March 1 to 31, 2011	6,473	$66.40	—	7,006,100

(1)
15,775 shares purchased during the quarter relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock. 1 million shares purchased in February 2011 were acquired pursuant to the Company's share repurchase program.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	April 29, 2011

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1
Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on March 16, 2000)).

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 27, 2011.

10.1	Form of Term Loan Credit Agreement dated as of December 3, 2007 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed December 4, 2007)

10.2*
Waiver and Amendment No. 3 to Third Amended and Restated Receivables Purchase Agreement dated as of February 24, 2011 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, Three Pillars Funding LLC, as conduit and committed purchaser, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch, as an agent, a committed purchaser and administrative agent, and SunTrust Robinson Humphrey, Inc., as an agent.

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