Form 10-K/A
period 2010-09-30
ENERGIZER HOLDINGS INC
filed 2011-05-16
CIK 1096752

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
Commission File No. 001-15401
ENERGIZER HOLDINGS, INC.

Incorporated in Missouri                    IRS Employer Identification No. 43-1863181
533 Maryville University Drive, St. Louis, Missouri 63141
Registrant’s telephone number, including area code: 314-985-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Energizer Holdings, Inc.	New York Stock Exchange, Inc.
Common Stock, par value $.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☑      No: ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes: ☐      No: ☑
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
Yes: ☑      No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).
Yes: ☐      No: ☑
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
Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on March 31, 2011: 69,682,543.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory note
The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Item 11 of our previously filed Annual Report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 23, 2010 (the “Original Form 10-K”), which was previously incorporated by reference from certain sections of our proxy statement on Schedule 14A filed with the SEC on December 10, 2010. The Amendment corrects certain errors contained in the Summary Compensation Table with respect to the equity-based compensation amounts of the named executive officers for fiscal 2010, which were inadvertently disclosed under the prior methodology reflecting amortization expense recorded for all awards during the fiscal year. The Summary Compensation Table has been updated to reflect the stock award and the option value for fiscal 2010 under the revised requirements. Although the computation value of the fiscal 2010 equity awards in the Summary Compensation Table was incorrect, the number of shares and grant date fair value of awards (for performance awards, disclosed at maximum payout) set forth in Grant of Plan Based Awards Table were correct. All other information contained in the Summary Compensation Table, including the footnotes regarding equity-based compensation in fiscal 2010, was accurate, and the remaining portions of the Compensation Discussion and Analysis and Grants of Plan Based Awards Table are unchanged. In addition, certain amendments to benefit plans and new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV, and a revised exhibit list is provided.
Except as stated herein, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on November 23, 2010 and no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.
Forward-Looking Statements
This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future earnings, investment or spending initiatives, the impact of recent events in Japan, restructuring charges and cost savings related to our restructuring project, the impact of the elimination of pack upsizing and certain price increases, anticipated advertising and promotional spending, the estimated impact of foreign currency movements, the American Safety Razor acquisition, raw material and commodity costs, category value and future volume, sales and growth in some of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.

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
Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:
•	The success of new products and the ability to continually develop new products;

•	Energizer’s ability to improve operations and realize cost savings;

•	Energizer’s ability to continue planned advertising and other promotional spending may be impacted by lower than anticipated cash flows, or by alternative investment opportunities;

•	The impact of the recent events in Japan;

•	Anticipating the impact of raw material and other commodity costs;

•	Energizer’s ability to predict consumer consumption trends with respect to the overall battery category and Energizer’s other businesses;

•	The possibility that estimates related to the restructuring initiatives may change as management develops and finalizes its plans;

•	Energizer’s ability to timely implement the strategic initiatives in a manner that will positively impact our financial condition and results of operation;

•	The impact of the strategic initiatives on Energizer’s relationships with its employees, its major customers and vendors;

•	Risks related to the integration of the acquisition of ASR;

•	Energizer’s effective tax rate for the year could be impacted by legislative or regulatory changes by federal, state and local, and foreign taxing authorities, as well as by the profitability or losses of Energizer’s various subsidiary operations in both high-tax and low-tax countries;

•	Estimating the impact of foreign currency exchange rates and offsetting hedges on Energizer’s profitability for the year with any degree of certainty; and

•	Prolonged recessionary conditions in key global markets where Energizer competes could result in significantly greater local currency movements and correspondingly greater negative impact on Energizer than what can be anticipated from the current spot rates.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements.
The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents; including the Original Form 10-K.

PART III

Item 11.	Executive Compensation.
DIRECTOR COMPENSATION
We provided several elements of compensation to our directors for service on our board during fiscal 2010:
Retainers and Meeting Fees
All directors, other than Mr. Ward Klein, received the following fees for serving on the board or its committees. Mr. Klein receives no compensation other than his normal salary for his service on the board and its committees.

Annual Retainer	$50,000
fee for each board meeting	$1,500
fee for each committee meeting	$1,500
The chairpersons of the committees also receive an additional annual retainer of $15,000 for each committee that they chair, and the chairman of the board receives an additional annual retainer of $35,000 for his services as chairman.
The nominating and executive compensation committee, which makes recommendations to the full board regarding director compensation, strives to set director compensation at the 50th percentile of the peer group. This peer group has been selected for purposes of evaluating our executive compensation based on market data provided by the committee’s independent consultant, Meridian Compensation Partners, LLC. In November, 2010, the board approved that the cash retainer be increased to $65,000 and the stock retainer credited in the Energizer stock fund of the deferred compensation plan be increased to $100,000, effective January 1, 2011.
Deferred Compensation Plan
Non-management directors are permitted to defer all or a portion of their retainers and fees under the terms of our deferred compensation plan. Deferrals may be made into: the Energizer common stock unit fund, which tracks the value of our common stock; the prime rate option, under which deferrals are credited with interest at J.P. Morgan Chase & Co.’s prime rate, an above-market rate; or any of the measurement fund options which track the performance of the Vanguard investment funds offered under our savings investment plan, a 401(k) savings plan available generally to our salaried U.S. employees. Deferrals in the deferred compensation plan are paid out in a lump sum in cash within 60 days following the director’s termination of service on the board.
Company Matching Contributions. Deferrals of retainers and fees into the Energizer common stock unit fund of the deferred compensation plan receive a 33 1/3% Company match at the end of each calendar year, which match is immediately vested. However, these Company matches must be retained in the Energizer common stock unit fund for a period of 36 months from the date of crediting, unless the director terminates service on the Board prior to the end of that period at which time he or she would receive a distribution of all vested amounts credited under the plan. In November 2010, the Board, at the recommendation of the compensation consultant, approved elimination of the Company Match effective January 1, 2011.

Additional Contribution. On December 31st of each year, each non-management director is also credited with a number of stock equivalents in the Energizer common stock unit fund of the deferred compensation plan. The value of the equivalents (which do not receive an additional Company match) credited at the end of 2010 was $65,000. These equivalents are vested at grant, and may be transferred to any other fund of the plan. In November, 2010, the Board, at the recommendation of the compensation consultant, approved increasing the cash retainer to $100,000 effective January 1, 2011.
Special Restricted Stock Equivalent Award
In January, 2005, upon his retirement as our chief executive officer, Mr. Mulcahy was granted 10,000 restricted stock equivalents as consideration for an agreement not to compete with us for a five-year period. These equivalents vested in January, 2010.
Non-Qualified Stock Options
Each non-management director appointed to the board between 2000 and 2005 also received a non-qualified stock option to purchase 10,000 shares on the date of his or her appointment to the board. These options, which were granted under our 2000 incentive stock plan and have a ten year term, have an exercise price equal to the closing price, as of the date of grant, of our common stock on the New York Stock Exchange composite index, and are exercisable at the rate of 20% per year, beginning on the first anniversary of the date of grant. They are exercisable prior to that date upon the director’s death, declaration of total and permanent disability, retirement or resignation from the board, or upon a change in control of the Company. The current number of vested stock options held by each director is set forth in the Common Stock Ownership of Directors and Executive Officers table below.
Restricted Stock Equivalents
At a meeting in November of 2007, the board approved suspending the option grant for new directors that may be appointed or elected in the future, and replacing it with a grant of restricted stock equivalents with a grant-date value of $100,000, which equivalents would vest three years from the date of grant. Since that time, no new directors have been appointed or elected.
Each non-employee director appointed to the board between April 1, 2000 and October 1, 2003 was granted a restricted stock equivalent award, under which the director was credited with a restricted stock equivalent for each share of our common stock he or she acquired within two years of the date of grant, up to a limit per individual. This program was discontinued in 2003. All outstanding equivalents granted under these awards have vested, and each director has elected to defer receipt until termination of service on our board. The number of vested equivalents credited to each director is set forth in footnote (3) to the Director Compensation table below.
Personal Use of Company-Owned Aircraft
In May of 2005, the board approved a resolution authorizing Mr. Mulcahy, the chairman of the board and Mr. Ward Klein, the chief executive officer and a member of the board, to use our aircraft for personal travel for up to 30 flight hours per year, per individual, when the aircraft are not being used on business related trips. The resolution also authorized family members and guests to accompany them on business or personal flights on our aircraft, and authorized reimbursement of Mr. Mulcahy and Mr. Klein for any taxes associated with (i) their personal use of our aircraft, and (ii) the personal use by their family members and guests. However, they are not reimbursed for taxes on such reimbursement. In November of 2009, the Board amended the resolution:
•	to provide that Mr. Mulcahy would no longer be permitted personal use of our aircraft,

•	to eliminate any reimbursement for taxes associated with personal use of the aircraft, effective as of January 1, 2010, and

•	to increase the number of authorized flight hours for Mr. Klein to 50 per year.
As noted under Director Independence above, our aircraft are jointly owned with two other corporations in order to share the fixed costs associated with such ownership. We are, however, assessed a charge per flight hour to cover all variable operating costs associated with each flight, including fuel costs, mileage, trip-related maintenance, landing fees, trip-related hangar and parking costs, and on-board catering. The incremental cost to us for the directors’ personal use shown below reflects the assessed charge per flight hour for such use. Since the aircraft are used primarily for business travel, those amounts exclude any prorated portion of our fixed costs.
DIRECTOR COMPENSATION TABLE

					Change in
					Pension Value and
	Fees			Non-Equity	Non-
	Earned or			Incentive	Qualified Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)(1)	($)(2)(3)	($)(4)	$	($)(5)	($)(6)(7)	Total ($)
B.G. Armstrong	$72,000	$90,226	$0	$0	$0	$0	$162,226
R.D. Hoover	$80,250	$93,058	$0	$0	$0	$0	$173,308
J.C. Hunter	$63,000	$70,681	$0	$0	$0	$0	$133,681
J.E. Klein	$85,750	$93,835	$0	$0	$0	$0	$179,585
R.A. Liddy*	$64,000	$88,470	$0	$0	$4,884	$0	$157,354
W.P. McGinnis	$65,500	$65,000	$0	$0	$0	$0	$130,500
J.R. Micheletto*	$15,500	$86,633	$0	$0	$0	$0	$102,133
J.P. Mulcahy	$95,250	$120,638	$0	$0	$0	$19,314	$235,202
P.M. Nicholson	$70,500	$89,918	$0	$0	$0	$0	$160,418
J.R. Roberts	$85,750	$93,835	$0	$0	$1,651	$0	$181,236

*	Messrs. Liddy and Micheletto retired as directors in November and January, 2010, respectively.

(1)	This column reflects retainers and meeting fees earned during the fiscal year.

(2)	This column reflects the aggregate grant date fair value, in accordance with FASB ASC Topic 718, of the Company matching contributions described in the narrative above, as well as the additional contribution on 12/31/09 of stock equivalents valued at $65,000 in the Energizer common stock unit fund of our deferred compensation plan (1,061 equivalents per director) as described in the narrative above. Assumptions utilized in the valuation are set forth in “Note 7. Share-Based Payments” of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2010. There were no FASB ASC Topic 718 compensation expenses associated with the vested but deferred equivalents described in footnote (3) during fiscal 2010. The amount shown for Mr. Mulcahy includes the FAS 123R compensation expenses associated with the unvested restricted stock equivalents of $27,600. These vested and were released to Mr. Mulcahy in January, 2010.

(3)	The number of vested but deferred stock equivalents credited to each director as of September 30, 2010 is as follows: Mr. Hoover, 10,000; Mr. Roberts, 10,000; Mr. J. Klein, 10,000; and Ms. Nicholson, 10,000.

(4)	The number of shares underlying stock options held by each director as of September 30, 2010 is as follows: Mr. Armstrong, 10,000; Mr. Hunter, 10,000; Mr. J. Klein, 10,000; Mr. McGinnis, 10,000; Ms. Nicholson, 6,700; and Mr. Roberts, 10,000.

(5)	The values shown consist of above-market interest (120% of the applicable long-term federal rate) credited to deferrals into the prime rate fund of our deferred compensation plan.

(6)	In fiscal 2010, the incremental cost of directors’ personal use of the Company aircraft, on a variable cost basis, was $12,566 for Mr. Mulcahy, and the approximate amount of disallowed federal tax deductions associated with such use was $4,650 . In addition the amount reimbursed to Mr. Mulcahy for taxes associated with such personal use (which is paid on a delayed basis) was $2,098. Mr. Mulcahy’s personal use of the Company aircraft, as well as reimbursement of taxes associated with such use, was terminated by the Board effective as of January 1, 2010.

All of the directors were also, from time to time during the fiscal year, provided with samples of our products, with an incremental cost of less than $50.

(7)	The following items are not considered perquisites and are not included within the above disclosure of director compensation:

(i)	The directors are covered under the terms of our general directors’ and officers’ liability insurance policies, the premiums for which are a general expense of the Company—we do not obtain a specific policy for each director, or for the directors as a group.

(ii)	We provide transportation and lodging for out-of-town directors attending board and committee meetings at our headquarters.

(iii)	The directors may make requests for contributions to charitable organizations from the Energizer charitable trust, which we have funded from time to time, and the trustees of that trust, all employees of the Company, have determined to honor such requests which are in accordance with the charitable purpose of the trust, and which do not exceed $10,000 in any year. The directors may request contributions in excess of that amount, but such requests are at the sole discretion of the trustees. All contributions are made out of the funds of the trust, and are not made in the name of the requesting director.

(iv)	In light of Mr. Mulcahy’s responsibilities as chairman of the board, he is provided use of an office and computer at our headquarters, as well as a cell phone and certain business publication subscriptions. From time to time, as part of his responsibilities as chairman, he incurs travel and other business expenses, for which he is reimbursed.
EXECUTIVE COMPENSATION
The following narratives and tables discuss the compensation paid in fiscal year 2010 to our chief executive officer, chief financial officer and our other three most highly compensated executive officers, whom we refer to as our “named executive officers”.
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes the key principles and approaches used to determine the compensation of our named executive officers. You should read it in conjunction with the executive compensation tables and narrative which follow.
The nominating and executive compensation committee of our board of directors, or the “committee,” is responsible for approving compensation for our executive officers, and for setting the overall objectives and goals of the executive compensation program.

The elements of our executive compensation program are:
•	base salary;

•	incentive program — a two-tier program (annual cash bonus and three-year equity “performance awards”) focused on consistent earnings per share (“EPS”) growth from year to year and over longer term periods;

•	a deferred compensation plan with a 25% Company match for deferrals into a fund tracking the performance of our common stock;

•	long term retention awards in the form of restricted stock;

•	supplemental retirement plans which restore retirement benefits otherwise limited by IRS regulations;

•	change of control severance benefits; and

•	limited perquisites.
Objectives
The key objective of our compensation philosophy is to reward management based upon its success in building shareholder value. With that objective, the overall executive compensation program is designed to provide a compensation package that will enable us to attract and retain highly talented executives and maintain a performance-oriented culture.
Pay for Performance
Our goal is to instill a “pay for performance” culture throughout our operations, with total compensation opportunities targeted at the 50th percentile of our peer group. To attain that overall targeted level, while focusing on compensation linked to our financial performance, we generally target:
•	below the 50th percentile for base salary,

•	at or below the 50th percentile for target total cash (base and bonus), and

•	above the 50th percentile for long-term incentives.
In 2010, a significant portion of targeted compensation for our named executive officers was variable — not fixed — compensation, with much of that dependent upon achievement of pre-established earnings goals, subject to forfeiture if threshold goals were not achieved. We believe this compensation structure offers high potential rewards for superior performance, and steep reduction for results below target.
Consistent Adjusted EPS Growth
Our incentive programs are focused on consistent adjusted EPS growth from year to year. We believe that focus has provided strong motivation for superior executive performance that directly benefits shareholders, and that the continuing use of adjusted EPS as a performance metric is strongly supported by a number of factors.
The main premise of our choice of adjusted EPS as our key performance metric is that it results in a close alignment of the interests of shareholders with those of management. Our incentive programs are designed to reward consistent, sustainable growth in EPS over single and multiple year periods, to the benefit of our shareholders. Beginning in fiscal 2010, we lowered the targeted adjusted EPS goal to 8% for the annual cash bonus program and three-year performance awards, reflecting the difficult business conditions created by the global recession, the relative performance of our peer group of companies, and the need to invest in our businesses for long-term growth, despite the impact on short-term EPS.
A key element of our incentive program is our use of all-in EPS results, determined in accordance with U.S. generally accepted accounting principles (“GAAP”), subject, as described under Adjustment of Goals below, to certain adjustments for unusual, non-cash accounting impacts which would generally be ignored by the market and consequently, would not positively or negatively impact shareholders. By contrast, we do not adjust for factors which may be outside of management control but which, nevertheless, impact earnings, cash flow, and shareholder value. For example, if currency swings negatively impact U.S. dollar income and cash flow, shareholders and, with no adjustments, payouts under our incentive program will be negatively affected. Other unusual, or non-recurring, items, which may be in management’s discretion, can also have a positive or negative impact on incentive plan payouts, as a consequence of our use of an all-in number, such as:
•	the dilutive impact of any public equity offerings;

•	share repurchases;

•	currency devaluations due to hyperinflation;

•	restructuring charges; and

•	one-time tax benefits.
Historically, there has been a high correlation between movement in the share price of our common stock and changes in trailing four quarters EPS (adjusted for the unusual items described under Adjustment of Goals below). Management believes that this high correlation can be generally explained by the historically close relationship between earnings and cash flow. From the inception in 2002 of our incentive compensation program focused on EPS growth, until the end of fiscal year 2010, Energizer produced a 23.8% compounded annual growth in diluted EPS, as adjusted, and a 17.7% compounded annual growth in share price. (The above growth rate in EPS is based on fully diluted GAAP EPS for 2001 and 2010, adjusted for a write-off of goodwill in 2001 of $119 million.)
The choice of any performance metric involves a consideration of its advantages and drawbacks, as well as risks created by the choice of incentives, and the committee has considered these issues with respect to the use of adjusted EPS. The committee and the board are regularly advised of management actions or unusual items which impact adjusted EPS. The committee also periodically considers the impact of our focus on adjusted EPS growth on operational and cash management decisions.
Retention
Our executive officers are highly experienced, with average length of service with the Company of over 20 years, and have been successful in diversifying our businesses, improving operating results, and, with the exception of fiscal 2009, at the height of the economic recession, sustaining consistent “year over year” growth in EPS, as adjusted. Because of management’s level of experience and successful track record, as well as the value of maintaining continuity in senior executive positions, we view retention of key executives as critical to the ongoing success of our operations. Consequently, we:
•	utilize benchmarking against a peer group of companies in order to ensure that we can retain key executives and remain competitive in attracting new employees; and

•	establish vesting periods for our equity-based awards and the Company match under our deferred compensation plan, so that those elements of our compensation program will provide additional retention incentives.
Due to the dilutive impact of our public equity offering in 2009, as well as ongoing economic volatility, the difficulty of attaining performance goals under three-year performance awards granted prior to the offering increased, with a significantly reduced likelihood of such awards vesting. In fact, the performance goals for the performance awards granted in October 2007 were not attained at the end of fiscal 2010, and consequently those awards have been forfeited. As a result, management and the committee considered the impact that this would have on retention risks for our executives, and the committee, at its October 2009 meeting, granted special one-time retention awards of stock options to a limited group of key executives, including each of the named executive officers. The options, which were granted at the market price on the date of grant, vest only at the end of a three-year period, if the recipient remains employed by the Company at that time. The committee preferred to utilize options, which only reward the recipients if shareholder value is enhanced. The committee believes that stock options can facilitate retention, in the context of long-term value creation, not simply the passage of time.
Other Considerations
Because an overall compensation program addresses numerous compensatory, health, welfare, and retirement concerns of employees, our executive compensation program also includes features to address these concerns. At the time of our spin-off in 2000, our management and board of directors elected to retain the executive benefit programs provided by our former parent, Ralston Purina Company, in order to provide continuity of benefit programs. We view these legacy benefits as also strengthening our ability to retain senior executives, as we believe that they can be a key consideration whenever employment changes might be contemplated. However, we continually review these programs and benefits to determine if they continue to offer value and remain consistent with our overriding compensation goals. Consequently:
•	in 2006, the committee froze the executive medical plan — allowing it to continue in effect for current participants, but discontinuing it for any future participants;

•	in 2008, the committee froze the executive retiree life insurance plan — allowing it to continue in effect for our current retired executives, but not for future retirees, including the named executive officers;

•	in 2009, the Company froze the existing pension formulas in its U.S. retirement plan and implemented a new formula for all U.S. employees, including the named executive officers, which will reduce liabilities under our pension restoration plan going forward; and

•	in 2010, the board of directors elected to eliminate reimbursement of income taxes associated with the personal use of our aircraft by our chief executive officer and the use of our aircraft by the chairman of the board for personal use, and the committee elected to eliminate reimbursement of income taxes associated with reimbursement of the commuting expenses of Mr. Hatfield.
In the context of these objectives, we describe below the material elements of our executive compensation program, and the reasons why each element is included.
Compensation Committee’s Role and Procedures
Our board of directors has delegated authority to the committee to approve all compensation and benefits for our executive officers. The committee sets executive salaries and bonuses, reviews executive benefit programs, including change in control severance agreements, and grants cash bonus awards to our executive officers under our cash bonus program, as well as equity awards to all eligible employees and executives under our 2009 incentive stock plan. The committee has not delegated this authority to any other individuals or groups, except for certain administrative tasks involving our benefit programs to a committee comprised of members of management.
Committee Consultant
To assist it in evaluating our executive and director compensation programs on a competitive market basis, the committee has directly retained an outside consultant, Meridian Compensation Partners LLC,

which is asked to:
•	provide comparative market data for our peer group (and other companies, as needed) with respect to the compensation of the named executive officers and the directors;

•	analyze our compensation and benefit programs relative to our peer group; and

•	advise the committee on trends in compensation practice and on management proposals with respect to executive compensation.
A representative of Meridian attends committee meetings from time to time to serve as a resource on executive and director compensation matters. In order to encourage independent review and discussion of executive compensation matters, the committee meets with Meridian in executive session without management present. The committee has sole authority to retain or replace Meridian in its role as its consultant. Aside from its service to the committee, Meridian does not provide any other services to the Company. The committee regularly reviews the performance and independence of Meridian, as well as fees paid. Management has retained a separate consultant, Towers Watson, which advises it (but not the committee) on market trends in executive compensation, provides ad hoc analysis and recommendations, and reviews and comments on compensation proposals. We believe that having separate consultants promotes Meridian’s independence with respect to its advice. In addition to advising management with respect to executive compensation, Towers Watson has assisted management in a variety of other matters, including cost analysis with respect to our change in control agreements, global salary and benefits benchmarking, development and implementation of a management and succession planning system and general benefits consulting and related communication strategy.
Meridian, with input from the committee and from our management, has developed a customized peer group of 20 companies based on a variety of criteria, including some or all of the following:
•	consumer products businesses,

•	businesses with a strong brand focus,

•	competitors for executive talent, and

•	similarly sized businesses in terms of revenues and market capitalization.
Through a proprietary database, Meridian uses data provided by that peer group to determine a market comparison for our executive compensation program. Total compensation opportunities are targeted at the 50th percentile of the peer group, size-adjusted by revenues, using regression analysis. The market comparison is made for each component of compensation, including base pay, target annual bonus, target total cash compensation and grant-date value of long-term incentives.
Beyond the positional comparisons, the aggregate size of equity grants are also compared to the peer group based on the annual run rate, dilution, and overhang, to ensure that they are consistent with the median of the peer group. Meridian also analyzes the Company’s change-in-control program for our executives to determine consistency in design, and reviews the costing that management prepares against prevailing market practice.
The peer group utilized by Meridian for its review of fiscal year 2010 executive compensation consists of the following companies. The industries in which the companies are engaged are noted: (1) household products; (2) personal care; (3) food and beverage; and (4) apparel.

Alberto Culver(2)	Colgate-Palmolive(2)	Hasbro(1)	Revlon(2)

Avon Products(2)	Del Monte Foods(3)	Hershey(3)	S.C. Johnson(1)(2)

Stanley Black & Decker (1)	Fortune Brands (1)(3)	Mattel, Inc.(1)	Scott’s Miracle-Gro(1)

Brown Shoe(4)	Hanesbrands, Inc.(4)	Newell Rubbermaid(1)	Tupperware(1)

Clorox(1)	Hallmark (1)	Brown-Forman(3)	Church & Dwight(1)(2)
Upon a review of the peer group membership at its November, 2009 meeting, the committee elected to revise the group going forward by adding Hallmark, Brown Forman and Church & Dwight, each of comparable size to the Company.
The committee is annually apprised of the current value of all equity-based compensation awarded to the named executive officers and the value of payments which would be made to the officers under various employment termination scenarios. Because of our program’s emphasis on pay for performance and compensation at competitive market rates, the committee generally does not view prior equity awards to our executives as a significant factor in its determination of appropriate equity or other compensatory awards.
Elements of Compensation
Base pay — We benchmark base pay against our peer group on an annual basis as a guide to setting compensation for all key positions throughout the Company, including the named executive officers. Because the executive compensation program is designed to emphasize variable pay over fixed compensation, our management and the committee have agreed that the target for base salaries should generally be below the 50th percentile for the peer group. With that underlying framework, at the beginning of each fiscal year the committee establishes the salaries of the executive officers (other than the chief executive officer) based on recommendations of the chief executive officer. These recommendations are based on an assessment of the individual’s responsibilities, experience, and individual performance against focal points (discussed below). External sources relating to average merit increases for executives are reviewed as a comparison to the recommendations. The committee also reviews the peer group benchmarked salary data provided by its compensation consultant. The consultant, without input from management, provides the committee with a range of possible salary and long-term incentive award levels for the chief executive officer. This is an analytical tool to assess the impact of any potential change in competitiveness. The committee uses this only as a tool, and sets new pay levels based partly on market data, but mostly on the performance and contribution of the chief executive officer. The committee assesses the chief executive officer’s contributions during the prior year and performance against focal points, and subjectively determines an appropriate salary for the upcoming year.
In addition to the above factors, the recommendations consider the interplay of all of the benchmarked components of compensation. The above factors and each component are reviewed for each officer as well as for the entire executive officer group in the aggregate. If market or other factors suggest an increase in salary for an officer is merited, the range of increases is evaluated in terms of:
•	our goal of staying below the 50th percentile for salaries;

•	their impact on the aggregate salaries of the executive group;

•	their impact on total compensation paid, individually and to all of the officers; and

•	their impact on the individual components of that total compensation which change as a result of a change in base salaries—such as target annual bonus, target long-term equity awards and benefits.
The amount of increase which best achieves the goal of rewarding an officer, and which is consistent with our overall pay philosophy, is then recommended to the committee. As long as the recommendations remain within the targeted range relative to the peer group, and the committee concurs with the assessment of performance, the committee has historically approved the recommendations as made. We believe that a competitive base pay structure which is annually adjusted to reflect individual performance serves to attract and retain key individuals, motivates performance against focal points for the year, and rewards exceptional performance.
As described in last year’s proxy statement, at its October 2009 meeting, the committee increased the base salaries of our named executive officers for fiscal 2010. The committee’s consultant indicated that the increased salaries generally met the intended goal of below 50th percentile, with the exception of Mr. McClanathan and Mr. Hatfield. In light of the comparable size of the two business divisions under their management and in an effort to balance the changes in his overall mix of total compensation, the committee elected to bring Mr. Hatfield’s salary to parity with Mr. McClanathan’s for fiscal 2010. As a result, the 2010 salaries of both officers was approximately 9% above the 50th percentile. Because the chief executive officer exercises a level of responsibility higher than that of our other executive officers, his salary, in line with benchmarking data from our peer group, has historically been set at a higher level than the other officers, although still significantly below the median. With respect to the chief executive officer’s fiscal 2010 cash compensation opportunity, the committee decided to increase his salary by 9.1%, while leaving the target annual incentive opportunity unchanged at 100% of his salary. This increase in cash compensation reflected the fact that Mr. Klein has been below market in target cash compensation since he assumed his current office in 2005. Even with this change, he remained approximately 16% below the 50th percentile in base salary. The committee believes that, given his increasing experience as chief executive officer, his compensation should continue to migrate toward the 50th percentile. At its October 2010 meeting, the committee discussed Mr. Klein’s compensation relative to the market, and as a result, the committee determined that it was appropriate to increase his salary by 11%, while leaving the target annual incentive opportunity at 100%.
The committee evaluated the base salaries of the named executive officers at its October 2010 meeting and elected to increase them for fiscal 2011. The base salaries of the named executive officers for fiscal year 2011 are as follows: W. Klein — $1,000,000; D. Sescleifer — $510,000; J. McClanathan — $510,000; D. Hatfield — $510,000; and G. Stratmann — $410,000. The committee’s consultant confirmed that the increased salaries remained consistent with the goal of setting base salaries below the 50th percentile, with the exception of Mr. McClanathan and Mr. Hatfield. Nevertheless, the committee elected to increase the salaries of those two officers in recognition of their outstanding leadership of the Company’s two operating divisions over the past year.
Incentive programs - In light of its focus on consistent adjusted EPS growth from year to year, and over long-term periods, the committee has annually approved a two-tier incentive compensation structure for our key executives:
•	an annual cash bonus program with a target for annual EPS growth, adjusted in certain situations as described below. For fiscal 2011, this was set at 8% above prior year results, as it was for fiscal 2010 (with a proportionately smaller bonus for flat or more moderate growth). In addition, the program encompasses a separate subjective component focused on individual performance; and

•	a three-year equity award of restricted stock equivalents. For fiscal 2010 and 2011, 70% of the equivalents grants are performance-linked and vest only if goals for three-year compound annual growth in EPS are achieved. The remaining 30% of the total award vests on the third anniversary of grant if the recipient remains employed with the Company.
In order to qualify as performance-based compensation under IRS Reg. 162(m), awards to officers under our annual cash bonus program are made under the terms of our shareholder-approved executive officer bonus plan, and the three-year performance awards are granted under the terms of our 2009 Plan. The performance goals are set by the committee at the beginning of each fiscal year, and are intended to promote shareholder value by means of healthy and consistent EPS improvement.

In February 2009, in order to reduce cash outlays and bolster the Company’s compliance with its debt covenants, the committee, on a one-time basis, rescinded the participation of certain key executives, including the named executive officers, in the 2009 annual cash bonus program, and in replacement of that program, granted 2009 performance awards, the vesting of which was contingent upon achievement of the fiscal 2009 Company and individual performance goals for the 2009 annual cash bonus program approved by the committee in October 2008.
The committee, at its October 2009 meeting, in light of the Company’s improved cash flow position, decided that it would re-implement the annual cash bonus program for fiscal 2010, but elected to reduce the target EPS goal for the program, as well as for the three-year performance awards granted at that time, to 8% EPS growth. The stretch goal for the fiscal 2010 annual cash bonus program was also reduced to 16%. Management believes that these reduced goals reflect a more realistic growth potential in the current economic environment, as well as recognition of our need to invest in our businesses for long-term growth. The committee also revised the fiscal 2010 annual bonus program to provide a more significant incentive for stretch performance, and increased the payment for achievement of that goal to 200% of 70% of an officer’s bonus target, which is in line with the general practice of our peer group of companies. The committee, at its October 2010 meeting, determined that it was appropriate to continue using the same performance goals as were approved for fiscal 2010.
Annual Cash Bonus Program
The annual bonus is designed to promote achievement of both Company and individual performance goals, with a component equal to 70% of an individual’s annual “bonus target” (see below) focused on objective Company performance, and a component equal to the remaining 30% of the annual “bonus target” focused on more subjective individual performance.
The committee has assigned individual “bonus targets”, which are a percentage of the individual’s annual salary, to each of the officers, based upon historical practice at the Company and prevailing market practice information provided by the committee’s consultant. For fiscal 2010, the following “bonus targets” were assigned to the named executive officers:
•	Mr. Klein — 100%

•	Mr. Sescleifer — 80%

•	Mr. Hatfield — 80%

•	Mr. McClanathan — 80%

•	Ms. Stratmann — 60%
This component rewards achievement of Company performance goals established at the beginning of each fiscal year. For the executive officers, the program is designed to reward significant annual adjusted EPS growth, and provides the following potential bonuses:

Goals for Annual Objective Component—	Bonus which will be Awarded
Set at Beginning of Each Fiscal Year	upon Achievement of Goals
Threshold: set at prior year’s final GAAP results	10% of 70% of officer’s “bonus target”
Target: set at 8% above Threshold goal for FY 2010	100% of 70% of officer’s “bonus target”
Stretch: set at 16% above Threshold goal	200% of 70% of officer’s “bonus target”
(Bonuses indicated increase proportionately in 1/10(th) of 1% increments, for final results between the goals indicated—with maximum bonus at stretch. No bonuses tied to the objective Company performance are paid for results below the Threshold goal, but as described below, bonuses may still be paid based on individual performance .)
As discussed under “Adjustment of Goals” below, for fiscal 2010, the threshold EPS goal (which was equal to final GAAP EPS results for 2009) was increased by $0.04 to reflect the non-cash accounting charge for costs of goods sold related to the “Edge” and “Skintimate” acquisition. Based on our final GAAP EPS results for fiscal 2010, $5.72, the stretch goal of 16% above the threshold goal, was achieved.
The individual performance component of the annual cash bonus program is based upon a subjective evaluation of the officer’s performance during the year, including performance against pre-established “focal points” for business and operational improvement. Based on that evaluation, officers are eligible to receive the following bonuses based on their subjective rating by the committee:

Rating	Individual Performance Bonus
“1” or “major contributor”	200% of 30% of officer’s “bonus target”

“2” or “significant contributor”	150% of 30% of officer’s “bonus target”

“3” or “solid contributor”	75-110% of 30% of officer’s “bonus target”

“4” or “marginal contributor”	0

“5” or “unsatisfactory contributor”	0
The board of directors establishes the focal points of the chief executive officer at the beginning of the year, and the chief executive officer sets the focal points for the other executive officers. The focal points for those other officers for 2010 generally addressed specific operational objectives, budgeted financial objectives, organizational and management objectives, and more specific objectives directly related to each officer’s position. The focal points for the chief executive officer addressed EPS performance, as well as top-line operating objectives for our household products and personal care businesses, sales and profit growth objectives, and organizational and management objectives.
The committee determines the rating for the chief executive officer, based on his performance during the year, with input from the chairman of the board. In assessing the chief executive officer’s performance for fiscal 2010, the committee assigned him a “1” rating, indicating that they viewed his leadership during fiscal year 2010 as strong in a challenging environment. The committee recognized his efforts with respect to (i) strong EPS growth for fiscal year 2010; (ii) the successful launch of Hydro and other operating objectives within the Personal Care business; (iii) spearheading the ongoing analysis of battery category dynamics and the efforts to make appropriate adjustments in the Household Products business; and (iv) management of the Company’s cash flow and debt reduction. The committee also reviews subjective assessments of the chief executive officer’s performance which are provided by each of the directors.
The ratings for all other executive officers are recommended by the chief executive officer and are subject to committee approval. For fiscal 2010, the named executive officers were each rated a “2”, with the exception of Mr. Hatfield and Mr. McClanathan, who were each rated a “1”. The committee indicated that Mr. McClanathan’s and Mr. Hatfield’s leadership in addressing the operational difficulties and strategic initiatives within their respective operative divisions were critical for the Company and merited recognition. See note 4 to Summary Compensation Table for amounts paid to our named executive officers with respect to annual company and annual individual performance components.
Discontinued Two-Year Bonus
At its October 2009 meeting, the committee discontinued the two-year component of the cash bonus program. The two-year program was designed to promote consistent growth in EPS from year to year. Upon review of our overall compensation structure, we determined that the structure of our two-year contingent bonus component effectively created aggregate incentive opportunities which were weighted at threshold (no EPS growth) and stretch performance, not target performance, which management believes is more likely to result in sustainable and consistent growth over time. To make up for the foregone opportunity, the committee increased the value of our three-year performance awards.

Consequently, the overall value of our long-term incentives, and the apportionment between short-term and long-term incentives, remains essentially constant. Transferring the value of the contingent two-year bonus to three-year performance awards also results in a longer vesting period for the incentive, and more equity-based compensation, which we believe will have greater impact on retention.
Targeted Compensation Under the Bonus Program
Because of our focus on incentive “pay for performance” compensation, we generally provide higher than market “bonus target” percentages for our executive officers, except for our chief executive officer, whose bonus target remains below market. However, because our base salaries are generally set below the 50th percentile of our peer group (other than for Mr. McClanathan and Mr. Hatfield), our target total cash compensation for 2010, in the aggregate, was in line with our goal of at or below the 50th percentile for each of our officers, other than Mr. Klein. Target total cash compensation for Mr. Klein, was more than 20% below market, primarily due to his lower salary relative to market. The committee reviews our target bonus opportunities annually.
Our compensation goal is to provide pay opportunities to our executive officers that are competitive and consistent with our pay philosophy. What may actually be realized by them, especially under our cash bonuses and performance awards, is entirely a function of realized results. To the extent actual or earned compensation varies from our targeted total compensation percentile, it is a function of the individual’s and the Company’s performance.
Adjustment of Goals
The calculation of EPS for purposes of the cash bonus program, and our three-year performance awards, is made in accordance with GAAP, subject to adjustment for the following, if they occur during a measurement period:
•	extraordinary dividends, stock splits or stock dividends;

•	recapitalizations or reorganizations of the Company, including spin-offs or liquidations;

•	any merger or consolidation of the Company with another corporation;

•	unusual or non-recurring non-cash accounting impacts or changes in accounting standards or treatment;

•	unusual or non-recurring non-cash accounting treatments related to an acquisition by the Company completed during the fiscal year; and

•	unusual or non-recurring non-cash asset impairment, such as non-cash write-downs of goodwill or trade names.
The committee has agreed that these adjustments will be mandatory under our incentive programs; however, in the event of any ambiguity, the committee determines if adjustment is appropriate. The committee determined that, for purposes of fiscal 2010, GAAP EPS for fiscal 2009, which was utilized as the threshold EPS goal, was required to be adjusted to reflect a $3.7 million, or $0.04 per diluted share, non-cash accounting charge for costs of goods sold related to the purchase accounting adjustment to bring inventory acquired in our acquisition of the “Edge” and “Skintimate” shave preparation business to fair value under GAAP. As a result, solely for purposes of setting the threshold EPS goal for our 2010 program, and the base for determining compound growth percentages under our three-year performance awards granted in October 2009, our final GAAP EPS result for 2009 was increased by $0.04, so that the non-cash charge would not be taken into account.
The final bonus program goals for fiscal 2010, adjusted as described above, are set forth in the following table.

		Adjusted 2009
		Bonus Program
		EPS Goals ($4.72) –
		Increased by $.04
		Non-Cash
Bonus		Accounting Impact of
Program	Formula for	Shave Prep Inventory	FY 2010
Goals	Setting Goals	Write Up in FY 2009	EPS Results
Threshold	FY 2009 EPS results ($4.72)	$4.76	$5.72

Target	8% above adjusted Threshold	$5.14

Stretch	16% above adjusted Threshold	$5.52
Goals for fiscal year 2011 were determined by application of the program’s formula to adjusted final EPS results for fiscal year 2010.
The annual cash bonus is intended to ensure that executives focus on short-term performance as well as consistent growth from year to year, and the potential of large payouts for achievement of stretch EPS goals provides a strong incentive for outstanding performance.
Equity Awards
At the annual meeting of shareholders in January 2009, shareholders approved the adoption of our 2009 incentive stock plan, which currently authorizes the committee to grant up to 4 million shares of common stock, in the form of stock options (qualified and non-qualified), restricted stock or stock equivalents, and other stock awards. The plan expires in 2019, and replaced the 2000 incentive stock plan. As discussed in Proposal 2 above, we are asking shareholders to approve the amendment and restatement of the 2009 Plan to increase the number of shares that may be issued under the 2009 Plan to 8,000,000 and to make certain other changes . We believe that equity grants provide a direct link to shareholder interests by tying a significant portion of the officers’ personal wealth to the performance of our common stock. Such grants reinforce a strong interest in share price growth and also, because of vesting requirements, help to retain key employees.
Since the Company’s spin-off in 2000, the committee has from time-to-time granted non-qualified stock options as well as restricted stock equivalent awards which vest over time. As indicated above, in October of 2009, because of concerns over the impact of non-attainable performance goals in outstanding performance awards on retention of key executives, the committee approved the grant to such executives, including the named executive officers, of retention stock option awards with an exercise price equal to the market value of our common stock on the date of grant. The retention stock option awards will only vest and become exercisable on the third anniversary of grant if the recipient remains employed by the Company on that date.
Since 2005, the committee has, however, primarily granted three-year performance restricted stock equivalent awards to key executives, with achievement of Company performance targets as a condition to vesting of the majority of the award, and continued employment with the Company over time as a condition to vesting of the remainder of the award.
Three-year performance awards are designed to promote consistent and significant EPS growth, as adjusted, over a three-year period. The performance awards granted during fiscal 2009 provided that 75% of the total award granted to each officer would be forfeited if targeted compound growth of at least 8% was not achieved over the three-year period of the award. The other 25% of the total awards will vest on the third anniversary of grant if the recipient remains employed with the Company. For fiscal 2010, the committee reduced the performance based component to 70% of the total award and increased the time-vesting component to 30%. The increased percentage allocated to the time-vesting award reflects concerns over retention of key employees. With respect to the three-year performance awards, the committee approved lowering the threshold for minimum vesting to 5% compound growth, with approximately 12.5% of the award vesting at that threshold, increasing on a pro rata basis to 50% vesting at targeted 8% compound growth, and to a maximum 100% vesting at 12% compound growth over the three-year period. The committee believes that the thresholds were appropriate because of the need to invest in our businesses over the next several years, the comparable performance levels among our peers, and the need to establish realistic, achievable goals. For fiscal 2011, the committee believes that the thresholds should remain consistent with fiscal 2010.
Grants during 2010
Three year performance awards, as described above, were granted to the named executive officers at the beginning of fiscal year 2010, as set forth in the Grants of Plan Based Awards table below. The base adjusted EPS number used for calculation of growth rates under those awards was $4.76, which was $0.04 more than the final GAAP EPS results for fiscal year 2009 of $4.72. That increase reflected the non-cash accounting impact related to the acquisitions of “Edge” and “Skintimate.” The determination of whether targeted growth in adjusted EPS is achieved will be made as described in Adjustment of Goals above.

Performance Awards Vesting based on 2010 Results
Three-year performance awards were granted to the named executive officers at the beginning of fiscal year 2008, under the terms of our 2000 incentive stock plan. As described above, 25% of the total equivalents, representing the time-vesting component of those awards, vested on October 10, 2010, the third anniversary of grant. With respect to the Company performance component of the awards, compound annual growth in EPS over the three-year period between October 1, 2007 and September 30, 2010 did not equal or exceed 10%. Consequently, no portion of the Company performance component vested.
Timing and Procedures for Grants
But for exceptional cases such as promotions or new hires, performance awards and other restricted stock equivalent awards are generally granted at the October meeting of the committee. At that October meeting, salary levels and bonus programs for the new fiscal year are determined, and the committee and management have agreed that it is also an appropriate time to review and consider additional awards, as part of the total compensation packages offered. Although the committee has elected not to regularly grant stock options, as noted above, the committee, at its October 2009 meeting, granted special one-time retention stock option awards to a very limited group of key executives, including each of the named executive officers. These options, as mandated by the terms of the 2009 Plan, were granted at the closing price of the common stock on that date. As the committee meeting occurred prior to the Company’s final determination of fiscal year end results, and as the specific date of the meeting was set a year in advance, we believe that there was little or no opportunity to obtain favorable option pricing through manipulation of the grant date.
At the beginning of fiscal 2010, in order to ensure the deductibility of stock awards granted to named executive officers, the committee also approved the establishment of a pool from which time-vested restricted stock equivalent awards in fiscal 2011 could be granted. The size of the pool was to be determined by achievement of shareholder-approved performance goals for fiscal 2010. Because achievement of those goals, and the size of the pool, was not determinable until the end of October 2010, the committee did not grant any restricted stock equivalent awards to the named executive officers until its November meeting, following the release of earnings results for the fiscal year.
For the past several years, the size of equity awards for the executive officers has been, in part, based upon benchmarked data from our peer group provided by Meridian, valued on the basis of grant-date present value.
•	The number of restricted shares and performance shares awarded are based on the targeted mix of restricted stock and performance share value to be delivered and the corresponding grant date present value of a restricted share and performance share respectively.

•	In valuing the performance component of our three-year performance awards granted in fiscal 2009, Meridian assigned a premium to reflect the fact that our maximum payout, for 15% compound growth in adjusted EPS over the three-year term of the award, is three times our target payout (for 10% compound growth) instead of the more customary two times target. Awards granted in fiscal 2010 follow the customary model of our peers (i.e. two times target payout) with maximum payout, for 12% compound growth in adjusted EPS over the three-year term, at twice our target payout for 8% compound growth.

•	As with the setting of base salary, the size of awards recommended reflects the interplay involved with providing long-term incentive compensation above the 50th percentile while maintaining total compensation for each officer, and for all of the officers as a group, at or moderately above the 50th percentile. Other factors, such as parity among the officer’s individual circumstances, current dilution rates, and the market run-rate for equity grants among the peer group also impact the size of long-term incentive awards. Based on these considerations and the consultant’s valuation, the chief executive officer determines an appropriate number of shares or share units to be recommended to the committee for each officer.
•	The committee reviews the proposed awards and then generally approves the recommendations.
With respect to awards to the chief executive officer, Meridian, without input from the chief executive officer or other members of management, provides a range of potential awards to the committee. Again, this analytical tool is intended to illustrate the impact that a range of alternatives would have on his competitive posture. However, the committee considers alternatives outside the range. Considering competitive posture, performance of the Company, experience and effectiveness of his leadership, the committee determines the size of the award. When the equity awards were determined in October 2009, the officers as a group were approximately 54% above the 50th percentile, and each individually were in a range between 32% and 103% above the 50th percentile.
We provide long-term incentive opportunities in the form of equity awards in order to align our officers’ interests with those of shareholders, promote exceptional performance and retain key executives throughout the vesting periods. Equity grants constitute a significant element of executive compensation among our peer companies, and we believe the competitiveness of our program would suffer if such grants were not included.
Deferred Compensation Plan. The executive officers and other key employees are permitted to request the deferral of their cash bonus awards under the terms of our deferred compensation plan. Deferrals of an executive’s cash bonus into the Energizer common stock unit fund of the plan receive a 25% Company match, vesting three years from the date of crediting. The plan is a legacy plan inherited from our former parent that we have retained as a part of our compensation program. The 25% Company match is highly valued by our executives as part of their overall compensation package, as are the tax deferral benefits of the plan. The investment alternatives offered under the plan provide additional value. The Plan is more fully described in the narrative to the Non-qualified Deferred Compensation Table below.
Supplemental Retirement Plans.
Defined Benefit
Pension benefits under our qualified defined benefit pension plan have been based upon an employee’s five-year final average earnings (including wages and bonuses, either paid or deferred). Because of IRS limitations on the amount of earnings that can be taken into account for such calculation, and on the amount of benefits that can actually be paid, we have, like many companies our size, established an unfunded pension restoration plan, our executive supplemental retirement plan, which, following retirement, provides a monthly supplement to an executive’s pension benefit equal to the amount that the executive would have received but for the IRS limitations. Executives whose pension benefits under the qualified plan are calculated under an account-based formula also have the option of taking their restoration benefit in the form of a lump-sum payment upon retirement. In connection with the grant of the one-year 2009 Performance Awards granted in February 2009 described above, accruals under the pension restoration plan were suspended for calendar year 2009. Effective as of the end of calendar year 2009, in order to limit growth of future expenses related to providing retirement benefits, the prior formulas under the U.S. pension plan were frozen and future retirement benefits were determined in accordance with a new retirement accumulation formula described in the narrative to the Pension Benefits Table below.
Defined Contribution
We also offer a qualified defined contribution 401(k) plan, our savings investment plan, which permits all

U.S. employees to defer a percentage of their compensation into the plan until retirement, and receive a Company match on a portion of their deferrals. The amounts which may be deferred into the qualified plan, as well as the amount of Company matching contributions, are also both subject to IRS limitations. As with the defined benefit plan, we have adopted an unfunded excess 401(k) plan, our executive savings investment plan, under which executives are permitted to defer any excess contributions and matching payments not permitted into the qualified savings investment plan. As noted above, Company matches on deferrals into the excess plan were rescinded for calendar year 2009.
Value of the Plans to Our Compensation Program
The pension restoration plan and the excess 401(k) plan are legacy benefits which were also offered by our former parent, and the committee believes they are highly valued by the executives. The pension restoration plan preserves the full, unreduced benefit which the executives would otherwise receive under the qualified plan’s pension formula, and the excess 401(k) plan offers the opportunity to save for retirement, on a tax deferred basis, at the same levels of deferral and Company match that the executives would otherwise receive under the qualified 401(k) plan without IRS limits.
According to market data provided by Meridian, these types of benefits are generally offered by our peer group described above, often with enhanced benefit formulas (which we do not provide). We believe that not including these programs would put us at a competitive disadvantage in retaining our key executives.
Enhanced Benefits under Separation Agreements
On very limited occasions, in connection with separation agreements entered into with certain terminating executives, our board has authorized the inclusion of additional bonus compensation in the calculation of pension restoration plan benefits, which would not otherwise have been included under the terms of the qualified pension plan. Although including this compensation resulted in greater benefits under the pension restoration plan, the board, in those cases, believed the benefit was necessary and appropriate consideration for the separation agreements. We consider these agreements on a case by case basis, and generally do not agree to enhance benefits under the pension restoration plan. None of the named executive officers has received enhanced pension restoration plan benefits.
Details of pension benefits under the pension restoration plan are set forth in the Pension Benefits Table below, and details of contributions, earnings, and year-end balances in the excess 401(k) plan are set forth in the Non-qualified Deferred Compensation Table below.
Severance and Other Benefits Following a Change of Control.
Unlike other public companies, we have not offered employment agreements to our executives. However, we have ongoing change of control employment agreements with each of our executive officers, as discussed under Potential Payments Upon Termination Or Change of Control below. The change of control employment agreements are designed to provide executives with increased security in the event of a change of control, and allow them to weigh alternative future courses for the Company focused on the interests of shareholders and not their own personal financial interests. Our board of directors carefully identified the executives and other individuals who have received agreements as critical to the process of evaluating or negotiating a transaction, or in the subsequent integration process. We believe that their retention through a change of control would be critical to the success of any transaction. In evaluating these agreements, the committee considers it important that:
•	no benefits become payable under an agreement unless the executive is involuntarily terminated, or voluntarily terminates for good cause;

•	the agreements limit the ability of the new management to impose unfavorable, harsh or unfair conditions of employment in order to motivate the executive to voluntarily terminate and forfeit severance benefits; and

•	the agreements include non-compete and non-solicitation covenants binding on the executives, which can provide significant benefit to the new controlling entity.
The committee annually reviews the cost of the program and it also analyzes the terms of the agreements in light of comparative market data provided by Meridian. The committee has from time to time in the last several years initiated limitations on the benefits provided. Meridian’s advice is based upon surveys of Fortune 200 companies as well as our peer group, and its own internal data and expertise. Based on this information, it has advised that severance payments set at three times annual base salary and bonus for the executive officers, as well as reimbursement of excise taxes, subject to reduction of benefits within ten percent of the excise tax threshold, is common, and that the aggregate projected cost of payments under our agreements, as a percent of market capitalization, is consistent with, or less than, prevailing practices. Despite the significant potential cost, we believe that the retention value provided by the agreements outweighs such cost given that:
•	such protections are common among companies of our size, and allow us to offer a competitive compensation package,

•	Meridian has advised that the aggregate projected cost of the agreements is at the lower end of prevailing practice, and

•	such costs will only be triggered if the new controlling entity terminates the protected executives, or the executives are able to terminate for good reason, during the protected period.
A description of the projected cost if a change of control were to have occurred on the last day of fiscal year 2010 and all of the named executive officers were terminated on that date is provided under Potential Payments Upon Termination Or Change of Control below.
Perquisites. We offer a limited number of perquisites for our executive officers. Our board of directors has authorized the personal use of our Company-owned aircraft, for up to 30 flight hours per year, by the chief executive officer and the chairman of the board. The board has also authorized those individuals to bring family members and guests along on business flights, and, in the past, has also approved their reimbursement for state and federal income taxes associated with their personal use of the aircraft and the use by their guests, but not for any taxes on such reimbursement. At the committee’s November 2008 meeting, the committee authorized an increase in flight hours available to the chief executive officer from 30 to 50 because his salary remained significantly below market. Nevertheless, in light of the uncertainties created by the global economic crisis, Mr. Klein elected to decline the increase for 2009. The board reinstated the increase effective as of the beginning of calendar year 2010. The board, however, also rescinded the right to personal use granted to the chairman of the board, and discontinued reimbursement of taxes associated with any officer’s or board member’s personal use of the aircraft. The remaining perquisites or executive benefits consist of the executive financial planning program, executive health plan, executive long-term disability plan, and executive excess liability plan. In addition, Mr. Hatfield is reimbursed for commuting expenses as a result of his assignment to our office in Connecticut, but he is not reimbursed for taxes associated with that reimbursement. The executive programs are all legacy programs which were in effect prior to our spin-off. Because our executives have participated in these programs for a number of years, and value them highly as a part of their overall compensation package, we believe they strengthen our ability to retain key employees at moderate expense. However, since 2006, participation in the executive health plan has not been offered to any additional participants, and since 2008, the executive retiree life plan has been and will continue to be available only to executives who were retired at that time.
Stock Ownership Requirements
In October 2007, because of the importance of having our executives’ personal financial interests directly and significantly linked to the interests of shareholders, the committee approved stock ownership guidelines for our executive officers. Although historically our officers have maintained stock ownership levels well above typical mandatory guidelines, we felt it was advisable to set guidelines for new officers. The guidelines provide that the chief executive officer must maintain ownership of our common stock with a value of at least five times his base salary, and the other executive officers must maintain common stock ownership with a value of at least three times their base salaries. New officers would be given a period of five years to attain full compliance with the guidelines.
For purposes of these determinations, stock ownership includes shares of our common stock which are directly owned or owned by family members residing with the executive, or by family trusts, as well as vested options, vested and deferred restricted stock equivalents, unvested restricted stock equivalents (other than equivalents subject to achievement of performance targets), and common stock or stock equivalents credited to an officer under our savings investment plan, our excess 401(k) plan, or our deferred compensation plan. At the current time, all of our officers are in compliance with the guidelines.
Trading in Energizer Stock Derivatives
It is our policy that employees, officers and directors may not engage in speculative transactions in our securities. Under the policy, an officer may not invest or trade in market-traded options, engage in short-sales of our securities, or speculate on relatively short-term price movements of our common stock.
Deductibility of Certain Executive Compensation
U.S. tax laws set a limit on deductible compensation of $1,000,000 per year per person for the chief executive officer and the next 3 highest paid officers (other than the chief financial officer). Performance-based awards which meet certain requirements are excluded when determining whether such an executive has received compensation in excess of this limit. Through a series of amendments in 2008 and 2009, the committee clarified the plan provisions which give the committee authority to require the deferral of certain bonus and salary payments to such officers in order to preserve the deductibility of those payments. At that meeting, the committee also approved measures to ensure the deductibility of payments under the annual cash bonus program and annual restricted stock equivalent grants, by making such payments contingent upon achievement of shareholder-approved performance goals and discretion by the committee. We believe a significant portion of the compensation paid to the named executive officers should remain deductible as performance-based awards under shareholder-approved plans. The committee intends to continue to review and monitor its policy with respect to the deductibility of compensation.
Compensation Policies and Practices as they Relate to Risk Management
The committee reviewed the Company’s compensation policies and practices for all employees, including executive officers, and determined that our compensation programs do not, and are not likely to, have a material adverse effect on the Company. The committee also reviewed our compensation programs for certain design features that have been identified by experts as having the potential to encourage excessive risk-taking, including:
•	too much focus on equity;

•	compensation mix overly weighted toward annual incentives;

•	highly leveraged payout curves and uncapped payouts;

•	unreasonable goals or thresholds; and

•	steep payout cliffs at certain performance levels that may encourage short-term business decisions to meet payout thresholds.
The committee determined that such design features were either not present or not significant in the Company’s incentive programs for all employees, and furthermore, noted several design features of those programs that reduce the likelihood of excessive risk-taking:
•	the executive compensation program design provides a balanced mix of cash and equity, annual and longer-term incentives, and performance metrics tied to shareholder return;

•	for the executive compensation program, maximum payout levels for bonuses and performance awards are capped at 200 percent of target;

•	the Company does not grant stock options on a regular basis;

•	the compensation committee retains downward discretion over incentive programs applicable to the named executive officers;

•	executive officers are subject to share ownership and retention guidelines; and

•	compensation plans contain multiple metrics and performance periods within the same fiscal year, adequate oversight and supervision by individuals who do not participate in the same bonus plan, and generally are a modest percentage of the individual’s annual salary.
The committee determined that, for all employees, the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
						Non-Equity	Nonqual’d	All
				Stock	Option	Incentive	Deferred	Other
Name and Principal			Bonus	Awards	Awards	Plan Comp.	Comp. Earnings	Compensation	Total
Position	Year	Salary	(1)	(2)	(3)	(1)(4)	(5)	(6)	($)
Ward M. Klein	2010	$893,750	$0	$3,768,093	$1,026,000	$1,800,000	$1,697,688	$178,392	$9,363,923
Chief Executive Officer	2009	$833,430	$0	$4,277,620	$0	$0	$3,397,574	$224,734	$8,733,358
	2008	$818,750	$0	$3,639,818	$0	$1,562,535	$287,410	$183,538	$6,492,051

Daniel J. Sescleifer	2010	$472,083	$0	$978,109	$675,000	$703,000	$155,265	$41,133	$3,024,590
Executive Vice President	2009	$446,300	$0	$1,270,821	$0	$0	$165,121	$21,016	$1,903,258
& Chief Financial Officer	2008	$436,667	$0	$931,840	$0	$666,682	$174,251	$48,071	$2,257,511

Joseph W. McClanathan	2010	$488,767	$0	$938,618	$472,500	$784,000	$220,495	$29,234	$2,933,614
President & CEO	2009	$480,087	$0	$1,265,709	$0	$0	$617,763	$25,062	$2,388,621
Energizer Household Products	2008	$473,100	$0	$1,027,940	$0	$704,944	$469,788	$28,618	$2,704,390

David P. Hatfield	2010	$482,504	$0	$986,515	$810,000	$784,000	$148,462	$51,067	$3,262,548
President & CEO,	2009	$404,919	$0	$1,237,409	$0	$0	$412,071	$115,383	$2,169,782
Energizer Personal Care	2008	$395,879	$0	$934,220	$0	$667,776	$280,727	$49,585	$2,328,187

Gayle G. Stratmann	2010	$372,923	$0	$706,182	$506,250	$416,250	$135,859	$34,833	$2,172,297
Vice President and	2009	$354,850	$0	$861,423	$0	$0	$197,981	$16,433	$1,430,687
General Counsel	2008	$347,573	$0	$691,420	$0	$398,766	$230,256	$19,611	$1,687,626

(1)	All awards under our annual cash bonus program are based upon achievement of either individual or Company performance measures established at the beginning of a performance period. Consequently, the value of all bonuses earned during the fiscal year would have been included in the Non-Equity Incentive Plan Compensation column of this table. See footnote (4) below.

(2)	The amounts listed for fiscal 2010 include performance-based compensation as well as compensation that vests over time, assuming that the officer remains employed with the Company. The value of the performance-based compensation reflects the most probable outcome award value at the date of its grant in accordance with FASB ASC Topic 718. Amounts for fiscal 2008 and 2009 have been recomputed under the same methodology in accordance with SEC rules. Assumptions utilized in the calculation of these amounts are set forth in “Note 7. Share-Based Payments” of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2010. The maximum award value, if paid, for awards granted in 2010, would be: W. Klein — $3,937,800; D. Sescleifer — $1,010,702; J. McClanathan - $964,761; D. Hatfield — $1,010,702; and G. Stratmann — $735,056.

(3)	The amounts listed for 2010 reflects the most probable option value at the date of its grant in accordance with FASB ASC Topic 718. Assumptions utilized in the calculation of these amounts are set forth in “Note 7. Share-Based Payments” of the Notes to Consolidated Financial Statements of our 2010 Annual Report. No stock options were granted to the officers during fiscal 2008 and 2009.

(4)	The amounts reported in this column reflect bonuses earned by the named executive officers during the fiscal year under our annual cash bonus program, which is described in our Compensation Discussion and Analysis. These amounts are comprised of:
(i)	the annual individual performance component; and

(ii)	the annual Company performance component.
The specific amounts earned by each of the named executive officers under (i) and (ii) above are as follows:
•	Mr. Klein, (i)540,000; (ii) 1,260,000

•	Mr. Sescleifer, (i) 171,000; (ii) 532,000

•	Mr. McClanathan, (i) 235,200; (ii) 548,800

•	Mr. Hatfield, (i) 235,200; (ii) 548,800

•	Ms. Stratmann, (i) 101,250 (ii) 315,000
These amounts do not reflect any deferral of payment of these amounts, at the officers’ elections, under the terms of our deferred compensation plan which is described in the narrative to the Nonqualified Deferred Compensation table below. The annual bonus program does not provide for earnings on non-equity incentive plan compensation prior to its payment or deferral under the deferred compensation plan.
(5)	The amounts reported in this column consist of:
(i)	aggregate changes in the actuarial present value of accumulated benefits under our retirement plan and the supplemental executive retirement plan, our pension restoration plan, which are our defined benefit pension plans described in the narrative to the Pension Benefits table. For the final average earnings formula benefit under the retirement plan, this amount reflects the difference in the calculated present value of the benefit during fiscal 2010. (To the extent that payments under the qualified retirement plan exceed limitations imposed by the IRS, the excess will be paid under the terms of the non-qualified supplemental executive retirement plan.)

•	Mr. Klein, $1,697,153

•	Mr. Sescleifer, $66,248

•	Mr. McClanathan, $203,398

•	Mr. Hatfield, $131,181

•	Ms. Stratmann, $88,720

(ii)	above-market interest (120% of the applicable long-term federal rate) credited to deferrals into the prime rate fund of our deferred compensation plan:

•	Mr. Klein, $535

•	Mr. Sescleifer, $89,017

•	Mr. McClanathan, $17,097

•	Mr. Hatfield, $17,281

•	Ms. Stratmann, $47,139
(6)	The amounts reported in this column with respect to fiscal 2010 consist of the following:
(i)	Company matching contributions or accruals in our savings investment plan and executive savings investment plan:

•	Mr. Klein, $25,750

•	Mr. Sescleifer, $10,688

•	Mr. McClanathan, $15,838

•	Mr. Hatfield, $11,980

•	Ms. Stratmann, $13,250
These amounts include benefits which were accrued by the named executive officers in our executive savings investment plan in lieu of the pension plus match account in our retirement plan (as described in the narrative to the Pension Benefits Table below) due to certain limits imposed by the Internal Revenue Code on accruals in our retirement plan.
(ii)	the group life insurance plan — term life insurance premiums paid by us for the first $40,000 of coverage for each of the named executive officers: $62.

(iii)	tax reimbursements for income taxes associated with personal use of Company-owned aircraft and reimbursement of living expenses:

•	Mr. Klein, $7,316

•	Mr. Hatfield, $6,260
Tax reimbursements for each fiscal year are made on a delayed basis in the next fiscal year, and as a result previous year tables have reflected reimbursements of taxes accrued in the previous year. The reimbursements indicated above, however, are accruals for income taxes accrued during fiscal 2010. The reimbursements for taxes accrued during fiscal 2009 (not included in the amounts shown for fiscal 2010) are as follows:
•	Mr. Klein, $44,320

•	Mr. Hatfield, $21,309
The board of directors has elected to eliminate tax reimbursements to the officers, commencing January 1, 2010.
(iv)	the incremental cost to the Company of the following perquisites provided to the named executive officers:
Personal use of Company aircraft. Since May 2005, Mr. Klein has been authorized to use Company-owned aircraft for up to 30 hours of personal travel per year. In November 2009, the board increased the number of authorized flight hours to 50 per year. During fiscal 2010, he received tax reimbursements from the Company for income taxes associated with such travel, which is shown in (iii) above. Mr. Klein is also authorized to use the aircraft for travel to meetings of other boards on which he may serve, and to permit, in limited situations, the personal use of the aircraft by officers and employees. (Please see the narrative to the Director Compensation Table for a description of the calculation of the incremental cost of these flights.)
In fiscal 2010, the incremental cost to the Company of Mr. Klein’s personal use of our aircraft, on a variable cost basis, was $86,494, reflecting the assessed charge per flight hour for such use, and the approximate amount of disallowed federal tax deductions associated with such use was $32,003.
Executive Financial Planning Program. We reimburse the executives for 80% of the cost of personal financial advisory services, up to certain annual maximums. During fiscal 2010, the following reimbursement payments were made:
•	Mr. Klein, $7,756

•	Mr. Sescleifer, $9,600
Executive Health Plan. We pay the annual premium for each executive for an executive health insurance policy which generally covers all health care and dental expenses to the extent not covered by our medical and dental plans. The executives are required to pay for underlying coverage under our medical and dental plans at the same rate as all other employees. For fiscal 2010 we paid $9,732 in executive health premiums for each of the named executive officers. That amount was reduced by premium refunds received in fiscal 2010 for the 2009 plan year in the amount of $3,644 on average per participant.
Executive Excess Liability Plan. We pay the annual premium for a group policy providing each executive with personal excess liability coverage in excess of his or her primary personal liability insurance, the cost of which is borne by each executive. During fiscal 2010, we paid $1,143 in premiums for Mr. Klein, and $624 for each of the other named executive officers.
Retiree Plans. The listed officers also are or may become eligible to participate in the executive long-term disability plan and the executive retiree health plan upon their retirement from Energizer. These plans provide supplemental disability and health benefits, respectively, to eligible executive retirees. The long-term disability plan is entirely self-funded by us, but we pay an annual premium for all retiree participants in our executive retiree health plan. Although there was no incremental out-of-pocket cost to us under these plans with respect to the listed officers, we annually record a FAS 106 expense for changes in the anticipated cost of their participation in our executive retiree health plans.
•	Mr. Klein, $11,780

•	Mr. Sescleifer, $14,071

•	Mr. McClanathan, $6,622

•	Mr. Hatfield, $14,230

•	Ms. Stratmann, $14,675
Transportation and Living Expenses. Mr. Hatfield serves as president and chief executive officer of our

Energizer Personal Care division, the offices of which are located in Shelton, CT. Because his home and family are in St. Louis, MO, he regularly commutes to Connecticut, and his commuting expenses, as well as meals and lodging in Connecticut, are reimbursed by us. For fiscal 2010, the amount reimbursed to him was $11,783. In addition, Mr. Hatfield has received tax reimbursement for taxes associated with such reimbursement, and those amounts are included in the amounts indicated in (iii).
Taxable Gifts. During fiscal year 2010, gifts were given to groups of employees, including the officers, at the holidays and in appreciation of special efforts. The taxable value of such gifts is as follows:
•	Mr. Hatfield, $40

•	Ms. Stratmann, $134
The above list of perquisites does not include any contributions made by our charitable trust which may have been made at the request of any of the named executive officers. The trustees of that trust, who are employees of the Company, review requests for contributions to charitable organizations from employees, officers, and the community at large, and, in their sole discretion, authorize contributions in accordance with the purposes of the trust. Officers are also eligible to participate in the charitable trust matching gift program, which is generally available to U.S. employees. Under this program, the foundation matches 100 percent of charitable donations of a minimum of $25 made to eligible charities, up to a maximum of $5,000 per year for each individual.
GRANTS OF PLAN-BASED AWARDS
Awards to the named executive officers, and to other key executives, were made in fiscal year 2010 under three separate plans or programs:
•	potential cash awards under our annual cash bonus program, dependent upon achievement of Company and individual performance measures established at the beginning of each fiscal year;

•	three-year performance awards, which are restricted stock equivalent awards under the terms of our 2009 Plan, incorporating a Company performance component and a time-vesting component; and

•	Company-matching deferrals (payable in cash at retirement) under our deferred compensation plan.
Annual Bonus Program
Our annual bonus program was intended to promote significant earnings per share growth each year, and consistent growth from year to year.
Annual Cash Bonus. The annual bonus is designed to reward achievement of both Company and individual performance goals established at the beginning of each fiscal year.
Company Performance Component. For the named executive officers, the Company performance goals for fiscal 2010 were based on EPS results at or above final results for fiscal 2009, but adjusted as discussed in our Compensation Discussion and Analysis — Adjustment of Goals . The program, including the specific Company performance goals set at the beginning of the fiscal year, is described in our Compensation Discussion and Analysis — Annual Cash Bonus Program. Our final EPS for fiscal 2010 was $5.72 so under the annual cash program the stretch EPS goal of $5.52 was achieved.
Individual Performance Component. The individual performance component of the annual cash bonus program is based upon a subjective evaluation of the performance of the listed officers during the fiscal year, including performance against focal points established at the beginning of the year. After the end of the fiscal year, the committee assigned subjective ratings to each officer in accordance with the terms of the bonus program, as described in our Compensation Discussion and Analysis — Annual Cash Bonus Program. These ratings, along with the Company performance measures described above, were then applied to determine the number of equivalents under the 2010 performance awards that would vest. The annual bonus payments that would have been paid to each officer for a rating between “1” and “3” under the individual performance component is indicated in the Table below.

Two-Year Cash Bonus. Under the program, an executive that was awarded a bonus opportunity (assuming that goals are met) for a particular fiscal year must remain employed by us through the end of the following fiscal year in order to be eligible for a payment. Because the target EPS goal was not achieved for fiscal 2009, no new bonus opportunity was created during the fiscal year, and no bonus will be payable, contingent upon fiscal 2010 results. The committee has eliminated the two-year bonus component from the fiscal 2010 cash bonus program.
Three-Year Performance Awards
Performance-Linked Component. At the beginning of fiscal 2010, three-year performance restricted stock equivalent awards were granted to each of the named executive officers under the terms of our 2009 Plan. These are described in our Compensation Discussion and Analysis — Equity Awards. Under the terms of the awards, each officer was credited with Energizer restricted common stock equivalents, 70% of which are subject to the achievement of adjusted targets for compound EPS growth over the 3-year period commencing October 1, 2009. (Potential adjustments are also described in our Compensation Discussion and Analysis — Adjustment of Goals .) The number of stock equivalents indicated in the Threshold sub-column, marked by footnote 4 in the Table below, will vest only if the compound annual growth in EPS, using an adjusted base for fiscal 2009 of $4.76, over that 3-year period is at least 8%. If compound annual growth is in excess of that threshold, the number of units vesting will proportionately increase, with the maximum number vesting (as indicated in the Maximum sub-column) at a compound annual growth rate of 15% for that period. The number indicated in the Target sub-column reflects the equivalents that will vest at targeted 10% compound annual growth for the period.
Time-Vesting Component. The remaining 30% of the equivalents granted (as indicated in the All Other Stock Awards column below, marked by footnote 4) will vest three years from the date of grant, provided the officer remains employed with the Company.
The restricted stock equivalents granted under the performance awards will also vest in their entirety upon death and permanent disability. If a change in control of the Company occurs within 18 months following grant, 50% of the total equivalents granted will automatically vest; if the change of control occurs more than 18 months following grant, the greater of 50% of the equivalents granted, or the number that would have been granted if actual EPS performance up to the change of control was achieved over the 3-year period, will vest. A change of control, for purposes of the award, is defined as (i) an individual or group acquiring more than 50% of our outstanding common stock, or (ii) the current or continuing directors no longer constituting a majority of the board of directors.
The annual FAS 123R expense recognized in fiscal 2010 in connection with these awards is included in the Stock Awards column of the Summary Compensation Table. The aggregate grant date value is set forth in the Grant Date Fair Value of Stock Awards column below.

Company Match
Executives are permitted to request deferral of all or a portion of the cash payments under our cash bonus program, under the terms of our deferred compensation plan, which is described in detail in the narrative to the Non-qualified Deferred Compensation Table below. Under the terms of the plan, cash bonuses deferred into the Energizer common stock unit fund during fiscal 2010 were credited with an additional 25% Company match, which vests after three years, provided the deferred bonus is kept in that fund for at least a year. Vested Company matches may be transferred to different investment options at the executive’s discretion. The value of vested units is payable in cash only upon the executive’s retirement or other termination of employment, based on the value of our common stock at that time. The units will also vest in their entirety upon retirement (which for purposes of this plan means the attainment of age 55 with ten years of service), death, permanent disability, involuntary termination, or a change in control of the Company (defined, for purposes of this plan, as the time when (i) an individual or group acquires more than 20% of our common stock, (ii) our continuing directors no longer constitute a majority of our board, or (iii) a majority of the continuing directors approve a declaration that a change of control has occurred).
The amount of the Company matching deferrals credited to each officer during fiscal year 2010 is shown in the All Other Stock Awards column below, marked by footnote 5, and the grant date value is shown in the Grant Date Fair Value of Stock Awards column below.

GRANTS OF PLAN-BASED AWARDS TABLE

				Estimated Future Payouts			Estimated Future Payouts
				Under Non-EquityIncentive Plan			Under Equity Incentive Plan
				Awards			Awards (#)
											All Other	Exercise
										All Other	Option	or
										Stock	Awards:	Base	Grant Date
			Date of							Awards:	Number of	Price of	Fair Value
			Comp.							Number of	Shares	Option	of Stock and
			Comm.							Shares of	Underlying	Awards	Option
Name	Type of Award	Grant Date	Action(6)	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock(#)	Options (#)	($/Sh)	Awards(7)

W.M. Klein	Bonus: Annl.Co.Perf.	10/12/09(1)		$63,000	$630,000	$1,260,000
	Bonus: Annl.Ind.Perf.	10/12/09(2)		$202,500	$405,000	$540,000
	Perf.Awd.:3Yr.CAGR	10/12/09(3)					7,500	30,000	60,000				$3,937,800
	Perf.Awd.: TimeVest	10/12/09(4)								26,000			$1,706,380
	Company Match	11/30/09(5)	10/13/08							1,599			$92,813
	NQSO 3 yr cliff vest	10/12/09									38,000	$65.63
D.J. Sescleifer	Bonus: Annl.Co.Perf.	10/12/09(1)		$26,600	$266,000	$532,000
	Bonus: Annl.Ind.Perf.	10/12/09(2)		$85,500	$171,000	$228,000
	Perf.Awd.:3Yr.CAGR	10/12/09(3)					1,925	7,700	15,400				$1,010,702
	Perf.Awd.: TimeVest	10/12/09(4)								6,600			$433,158
	Company Match	11/30/09(5)	10/13/08							682			$39,600
	NQSO 3 yr cliff vest	10/12/09									25,000	$65.63
J.W.McClanathan	Bonus: Annl.Co.Perf.	10/12/09(1)		$27,440	$274,400	$548,800
	Bonus: Annl.Ind.Perf.	10/12/09(2)		$88,200	$176,400	$235,200
	Perf.Awd.:3Yr.CAGR	10/12/09(3)					1,838	7,350	14,700				$964,761
	Perf.Awd.: TimeVest	10/12/09(4)								6,300			$413,469
	Company Match	11/30/09(5)	10/13/08							737			$42,768
	NQSO 3 yr cliff vest	10/12/09									17,500	$65.63
D.P.Hatfield	Bonus: Annl.Co.Perf.	10/12/09(1)		$27,400	$274,400	$548,800
	Bonus: Annl.Ind.Perf.	10/12/09(2)		$88,200	$176,400	$235,200
	Perf.Awd.:3Yr.CAGR	10/12/09(3)					1,925	7,700	15,400				1,010,702
	Perf.Awd.: TimeVest	10/12/09(4)								6,600			$433,158
	Company Match	11/30/09(5)	10/13/08							827			$48,006
	NQSO 3 yr cliff vest	10/12/09									30,000	$65.63
G.G. Stratmann	Bonus: Annl.Co.Perf.	10/12/09(1)		$15,750	$157,500	$315,000
	Bonus: Annl.Ind.Perf.	10/12/09(2)		$50,625	$101,250	$135,000
	Perf.Awd.:3Yr.CAGR	10/12/09(3)					1,400	5,600	11,200				$735,056
	Perf.Awd.: TimeVest	10/12/09(4)								4,800			$315,024
	Company Match	11/30/09(5)	10/13/08							407			$23,630
	NQSO 3 yr cliff vest	10/12/09									18,750	$65.63

(1)	These amounts represent the amounts which potentially could have been earned under the Company performance component of the fiscal 2010 annual cash bonus program. Based on final 2010 results, the actual amounts earned are as follows:
Mr. Klein, $1,260,000
Mr. Sescleifer, $532,000
Mr. McClanathan, $548,800

Mr. Hatfield, $548,800
Ms. Stratmann, $315,000

(2)	These amounts represent the amounts which potentially could have been earned under the individual performance component of the fiscal 2010 annual cash bonus program. Based on the final 2010 results, the actual amounts earned are as follows:
Mr. Klein, $540,000
Mr. Sescleifer, $171,000
Mr. McClanathan, $235,200
Mr. Hatfield, $235,200
Ms. Stratmann, $101,250

(3)	Vesting of these restricted stock equivalents (the performance-linked component), awarded under the three-year performance awards granted on October 12, 2009, is subject to achievement of adjusted targets for compound annual growth in EPS over the three-year period commencing September 30, 2009.

(4)	These restricted stock equivalents (the time-vesting component), awarded under the three-year performance awards granted on October 12, 2009, will vest three years from the date of grant, if the officer remains employed with us at that time.

(5)	These amounts represent 25% Company matching deferrals credited during fiscal 2010.

(6)	The grant date is the same as the date of committee action, except in the case of the following: the Company matching deferrals described in (5) were approved by the committee at the beginning of the fiscal year, prior to irrevocable elections by the officers to defer all or a portion of any bonuses they might receive at the end of the year. The actual matching deferrals were not credited until after the end of the fiscal year, when the amount of such bonuses was actually determined.

(7)	The aggregate grant date value of the three-year performance awards for financial reporting purposes in accordance with FAS 123R, is set forth with respect to each of the officers in the table above. Assumptions utilized in the valuation are set forth in “Note 7. Share-Based Payments” of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2010, with an additional assumption of Maximum payout. Accounting expense for the performance-linked component of the three-year performance awards granted October 12, 2009 is affected by the current probability of meeting or exceeding performance targets included in those awards, since that is how they are expensed; accordingly, the amortization utilized in the Consolidated Financial Statements may not reflect the assumption of Maximum payout.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following types of equity awards (listed in the Table below) have been granted to the named executive officers, and remain unvested, or, in the case of non-qualified stock options, unexercised, as of September 30, 2010.

•	Non-qualified stock options granting the right to acquire shares of our common stock at an exercise price equal to its closing price on the date of grant. These options generally became exercisable at the rate of 20% to 25% per year over a four or five year period, and remain exercisable over the ten-year period following grant. Outstanding option awards are described under Option Awards, in the Table below. On October 12, 2009, non-qualified stock options were granted to the Named Executive Officers and vest on the third anniversary of the date of grant if the executive is still employed.

•	Restricted stock equivalents vest incrementally over four to nine years (as indicated below), and at vesting convert into non-restricted shares of our common stock which will then be issued to the officer. (However, if the officer elected to defer receipt of such shares, they will not convert at vesting and, instead, will not be issued until following the officer’s retirement or other termination of employment.) Vesting of restricted stock equivalents will accelerate, however, upon the death, disability, or involuntary termination (other than for cause) of the officer, and upon a change of control of the Company, which is defined in the same manner described for stock options above. In addition, for the restricted stock equivalents vesting on May 19, 2012, as noted below, vesting will also be accelerated upon the officer’s retirement on or after age 55. Currently Mr. W. Klein and Mr. McClanathan are retirement eligible. Unvested restricted stock equivalent awards are included under Stock Awards — Number of Shares or Units of Stock That Have Not Vested, in the Table below.

•	Three-year performance awards grant restricted stock equivalents, the vesting of which is subject to the achievement of performance-linked and time-vesting conditions, as described in our Compensation Discussion and Analysis — Equity Awards. A description of the performance awards granted October 12, 2009, and the terms of their vesting, including accelerated vesting, is set forth in the narrative to the Grants of Plan-Based Awards Table above. Except as noted below, the performance awards granted on October 10, 2007 and October 13, 2008 have similar terms, but the compound growth targets for those three year awards utilize a base of $5.39 and $5.87, respectively. The maximum equivalents or units which would vest under the performance-linked component of these performance awards are included below under Stock Awards — Equity Incentive Plan Awards, and the number of equivalents or units that would vest under the time-vesting component is included under Stock Awards — Number of Shares or Units of Stock That Have Not Vested, in the table below. Fewer equivalents or units will vest for compound growth that is less than 15% but at least 8%, for the 2008 and 2007 grants, over the applicable three-year period, and if growth for the period is below those thresholds, no performance-linked equivalents or units will vest. As of fiscal year end, the awards granted on October 10, 2007 had not yet vested. The time-vesting equivalents vested on October 10, 2010, but no performance-linked equivalents vested, because three-year compound growth in EPS, based on adjusted final EPS results for fiscal year 2010 (as described in our Compensation Discussion and Analysis — Adjustment of Goals ), was below the threshold for vesting. The equivalents that vested on October 10th are set forth in the footnotes below.

•	Voluntary deferrals of cash bonuses under our annual bonus program into the Energizer common stock unit fund of our deferred compensation plan receive a Company matching deferral of 25%, provided that the voluntary deferrals are retained in that fund for at least a year. The Company matching deferrals are also credited to the Energizer common stock unit fund, and must remain in that fund until vested, which will occur three years from the date of initial crediting, if the officer remains employed with us at that time. Company matching deferrals will also vest upon an officer’s retirement, involuntary termination, disability or death, and upon a change of control of the Company. Unvested Company matching deferrals as of September 30, 2009 are included under Stock Awards — Number of Shares or Units of Stock That Have Not Vested, in the Table below.
Non-qualified stock options, restricted stock equivalents, and performance awards granted on October 10, 2007, and October 13, 2008 were granted under the terms of our 2000 incentive stock plan, while the October 12, 2009 performance awards and non-qualified stock options were granted under the terms of our 2009 Plan. Company matching contributions have been granted under the terms of our deferred compensation plan. (Awards under our deferred compensation plan are payable exclusively in cash at retirement or other termination of employment.)

Recent Awards in Fiscal Year 2011
As noted in our Compensation Discussion and Analysis, additional three-year performance awards were granted to the executive officers and other key employees in October of 2010 (which is fiscal year 2011). The total number of equivalents granted to each officer under these awards was: W. Klein — 53,630 performance equivalents and 22,985 time-vesting equivalents; J. McClanathan — 13,300 performance equivalents and 5,700 time-vesting equivalents; D. Hatfield — 13,300 performance equivalents and 5,700 time-vesting equivalents; D. Sescleifer — 13,300 performance equivalents and 5,700 time-vesting equivalents; and G. Stratmann — 9,660 performance equivalents and 4,140 time-vesting equivalents. The equivalents granted will also vest in their entirety upon death and permanent disability. Upon a change in control of the Company, all of the time-vesting and 50% of the performance-linked equivalents granted will automatically vest, but if the change of control occurs more than 18 months following grant, the greater of 50% of the performance-linked equivalents granted, or the number that would have been granted if actual EPS performance up to the change of control was achieved over the 3-year period, will vest. A change of control, for purposes of the award, is defined as (i) an individual or group acquiring more than 50% of our outstanding common stock, or (ii) the current or continuing directors no longer constituting a majority of the board of directors.
In fiscal 2010, as noted in our Compensation Discussion and Analysis, the committee provided that executives who elected to have their cash bonuses for fiscal year 2010 deferred into the Energizer common stock unit fund would be credited with the 25% Company match on the amount of cash bonus they received (and deferred) under the terms of the fiscal year 2010 annual cash bonus program. As a result, the total number of units credited on November 30, 2010 as the 25% Company match to each officer under the deferred compensation plan was: D. Sescleifer — 2,502 units; J. McClanathan — 2,790 units; and G. Stratmann — 1,481 units.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
							Equity
							Incentive
							Plan
							Awards:
							Number
					Number		of		Equity Incentive
					of	Market	Unearned		Plan Awards:
					Shares	Value of	Shares,		Market or
	Number of	Number of			or Units	Shares or	Units or		Payout Value of
	Securities	Securities			of Stock	Units of	Other		Unearned
	Underlying	Underlying			That	Stock	Rights		Shares, Units or
	Unexercised	Unexercised			Have	That Have	That Have		Other Rights
	Options	Options	Option	Option	Not	Not	Not		That Have Not
	(#)	(#)	Exercise	Expiration	Vested	Vested	Vested		Vested
Name	Exercisable	Unexercisable	Price ($)	Date	(#)	($)	(#)		($)

W. M. Klein	100,000	0	$42.90	1/25/14	79,354 (1)	$5,334,969	166,500	(6)	$11,193,795
	45,000	0	$49.18	1/13/15
	0	38,000	$65.63	10/11/19

D. J. Sescleifer	5,000	0	$46.13	10/18/14	27,909 (2)	$1,876,322	40,900	(7)	$2,749,707
	0	25,000	$65.63	10/11/19

J. W. McClanathan	50,000	0	$42.90	1/25/14	28,814 (3)	$1,937,165	40,200	(8)	$2,702,646
	20,000	0	$46.13	10/18/14
		17,500	$65.63	10/11/19

D. P. Hatfield	16,667	0	$30.10	9/22/12	24,751 (4)	$1,664,010	40,900	(9)	$2,749,707
	15,000	0	$46.13	10/18/14
		30,000	$65.63	10/11/19

G. G. Stratmann	2,500	0	$46.13	10/18/14	21,754 (5)	$1,462,521	29,950	(10)	$2,013,539
		18,750	$65.63	10/11/19

(1)	Of this total for Mr. Klein,
•	6,666 restricted stock equivalents will vest on 5/19/12;

•	3,404 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2007 vested on 11/30/10;

•	6,185 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2008 will vest on 11/30/11;

•	1,599 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2009 will vest on 11/30/12;

•	14,000 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/10/07) vested in total on 10/10/10;

•	21,500 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/13/08) vest on 10/13/11; and

•	26,000 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/12/09) vest on 10/12/12.
(2)	Of this total for Mr. Sescleifer,
•	6,666 restricted stock equivalents will vest on 5/19/12;

•	1,055 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2007 vested on 11/30/10;

•	4,406 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2008 will vest on 11/30/11;

•	682 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2009 will vest on 11/30/12;

•	3,500 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/10/07) vested in full on 10/10/10;

•	5,000 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/13/08) vest on 10/13/11; and

•	6,600 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/12/09) vest on 10/12/12.
(3)	Of this total for Mr. McClanathan,
•	6,666 restricted stock equivalents will vest on 5/19/12;

•	1,951 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2007 vested on 11/30/10;

•	4,660 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2008 will vest on 11/30/11;

•	737 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2009 will vest on 11/30/12;

•	3,500 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/10/07) vested in full on 10/10/10;

•	5,000 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/13/08) will vest on 10/13/11; and

•	6,300 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/12/09) will vest on 10/12/12.
(4)	Of this total for Mr. Hatfield,
•	3,333 restricted stock equivalents will vest on 5/19/12;

•	1,077 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2007 vested on 11/30/10;

•	4,414 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2008 will vest on 11/30/11;

•	827 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2009 will vest on 11/30/12;

•	3,500 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/10/07) vested in full on 10/10/10;

•	5,000 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/13/08) will vest on 10/13/11; and

•	6,600 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/12/09) will vest on 10/12/12.
(5)	Of this total for Ms. Stratmann,
•	6,666 restricted stock equivalents will vest on 5/19/12;

•	995 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2007 vested on 11/30/10;

•	2,636 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2008 will vest on 11/30/11;

•	407 restricted stock equivalent units in the Energizer common stock unit fund of our deferred compensation plan granted as Company matching deferrals in 2009 will vest on 11/30/12;

•	2,500 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/10/07) vested in full on 10/10/10;

•	3,750 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/13/08) will vest on 10/13/11; and

•	4,800 restricted stock equivalents (which is the time-vesting component of the performance awards granted 10/12/09) will vest on 10/12/12.
(6)	Of this total for Mr. Klein,
•	42,000 restricted stock equivalent units represent the performance-linked component of our performance awards granted 10/10/07 — of this amount, no restricted stock equivalents vested on 11/02/10, based on annual compound growth in EPS over the preceding 3-year period;

•	64,500 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/13/08; and

•	60,000 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/12/09.
(7)	Of this total for Mr. Sescleifer,
•	10,500 restricted stock equivalent units represent the performance-linked component of our performance awards granted 10/10/07 — of this amount, no restricted stock equivalents vested on 11/02/10, based on annual compound growth in EPS over the preceding 3-year period;

•	15,000 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/13/08; and

•	15,400 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/12/09.
(8)	Of this total for Mr. McClanathan,
•	10,500 restricted stock equivalent units represent the performance-linked component of our performance awards granted 10/10/07 — of this amount, no restricted stock equivalents vested on 11/02/10, based on annual compound growth in EPS over the preceding 3-year period;

•	15,000 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/13/08; and

•	14,700 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/12/09.
(9)	Of this total for Mr. Hatfield,
•	10,500 restricted stock equivalent units represent the performance-linked component of our performance awards granted 10/10/07 — of this amount, no restricted stock equivalents vested on 11/02/10, based on annual compound growth in EPS over the preceding 3-year period;

•	15,000 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/13/08; and

•	15,400 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/12/09.
(10)	Of this total for Ms. Stratmann,
•	7,500 restricted stock equivalent units represent the performance-linked component of our performance awards granted 10/10/07 — of this amount, no restricted stock equivalents vested on 11/02/10, based on annual compound growth in EPS over the preceding 3-year period;

•	11,250 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/13/08; and

•	11,200 restricted stock equivalents represent the performance-linked component of our performance awards granted 10/12/09.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)(1)(2)(3)	($)

W. M. Klein	50,000	$1,881,730	32,046	$2,019,119
D. J. Sescleifer	0	$0	8,741	$541,633
J. W. McClanathan	50,000	$1,655,311	9,155	$572,361
D. P. Hatfield	0	$0	7,170	$439,397
G.G. Stratmann	0	$0	5,674	$354,113

(1)	On 10/9/09, 25% of restricted stock equivalents granted to each of the officers under the terms of our three-year performance awards dated 10/9/06, vested in accordance with the terms of the awards (the time-vesting component). Upon vesting, the equivalents converted into shares of our common stock which were then issued to the officers free of any restrictions.

On 11/3/09, the remaining 75% of the equivalents granted under those awards (the performance component) were forfeited in accordance with the terms of the award agreements since EPS for the period 9/30/06 through 9/30/09 did not meet the threshold for vesting.

(2)	On 11/16/09 performance awards granted 2/6/09 vested based on the Company and individual performance goals for the period September 30, 2008 through September 30, 2009.

(3)	Receipt of the following numbers of shares was deferred, at the election of each officer, until retirement or other termination of employment:
•	Mr. Hatfield, 4,670

•	Ms. Stratmann, 2,674
PENSION BENEFITS
Our retirement plan covers essentially all U.S. employees of Energizer Holdings, Inc. after one year of service. As a qualified plan, the retirement plan is subject to maximum pay and benefit limits. We also offer a non-qualified, unfunded pension restoration plan, the executive supplemental retirement plan, to the executive officers which, following retirement, pays those amounts which would otherwise be paid under the retirement plan but for the Internal Revenue Code maximum pay and benefit limits. It generally provides the same benefit formulas as the retirement plan, but does so without regard to maximum pay and benefit limits. (It does not, however, provide restoration of an officer’s pension-plus match account (PPMA) benefit, described below, which is instead provided under our executive savings investment plan, an unfunded excess 401(k) plan.) In February of 2009, in order to reduce cash outlays and bolster the Company’s compliance with its debt covenants, the committee, on a one-time basis, suspended accrual of benefits for officers in the pension restoration plan for the calendar year, and in lieu of those and other benefits, each officer was granted a 2009 performance award, as described in our Compensation Discussion and Analysis. Accruals under the pension restoration plan commenced in calendar year 2010.
The following are the current benefit formulas under the retirement plan:
Final Average Pay (frozen benefit)
The traditional final average pay (FAP) benefit provides 1.5% of five-year average “annual earnings” multiplied by a participant’s years of service (to a maximum of 40 years), reduced by a Social Security offset. The five-year average is determined by taking the average of a participant’s five highest consecutive annual earnings during the ten years prior to the year in which he or she terminates employment with us. For purposes of the qualified retirement plan and the non-qualified pension restoration plan “annual earnings” generally consist of salary, overtime pay, salary reductions elected by the participant, and bonuses under our annual cash bonus program. The FAP benefit is payable at the normal retirement date of age 65 as a monthly five-year certain and life benefit, although there are a number of other optional forms of payment. The benefit can be received upon early retirement as early as age 55 with two years of service. The reduction for early benefit commencement is 5% per year from age 62 (or 5% per year from age 65 if termination occurs before age 55). Mr. Klein is the only named executive officer who elected the FAP benefit formula. As of December 31, 2009, this benefit was frozen and future accruals occur under the Retirement Accumulation Account formula described below.
Effective as of January 1, 1999, participants in the Ralston Purina Retirement Plan, the retirement plan’s predecessor (including Messrs. Klein, McClanathan and Hatfield, and Ms. Stratmann) were required to make a one-time election between the FAP benefit formula, or the PEP benefit formula described below. Mr. Klein elected to continue the FAP benefit formula, while the other officers elected the PEP benefit. The PEP benefit formula is applied for employees hired after that date, including Mr. Sescleifer.
Pension Equity Formula (frozen benefit)
The pension equity (PEP) benefit formula provides a lump sum benefit equal to the sum of (i) regular pension equity credits multiplied by five-year average annual earnings and (ii) excess pension equity credits multiplied by five-year average annual earnings in excess of Social Security covered compensation. The regular pension equity credits range from 4% for each of the first five years of service to 10% for each year of service above 20. The excess pension equity credit is 3.5% for each year of service. Instead of a lump sum, the participant can choose a monthly annuity option from a number of equivalent optional forms. The benefit vests 100% after three years of service. There is no early retirement eligibility associated with the PEP benefit. Each person who is vested may elect to receive the benefit upon termination.
PensionPlus Match Account
The PPMA is available to all covered employees, including the named executive officers, even before one year of service is completed. The PPMA provides a 325% match in a cash balance account under our retirement plan to those participants who make an after-tax contribution of 1% of their annual earnings to our savings investment plan, which is our qualified 401(k) plan. For employees hired after October 1, 2008, PPMA benefits vest after three years of service. For employees hired prior to October 1, 2008 PPMA benefits vest at 25% after one year, 50% after two years, and 100% after three years. PPMA balances are credited with interest at a 30-year Treasury rate that is reset annually. The PPMA balance is available at termination as a lump sum or in various equivalent monthly optional forms. There is no early retirement eligibility associated with the PPMA benefit. Each person who is vested may elect to receive the benefit upon termination. Effective January 1, 2010, this benefit was eliminated for all employees.
Retirement Accumulation Account
Effective as of the end of calendar year 2009, the current formulas under the FAP, PEP and PPMA were frozen and future retirement benefits are now determined in accordance with a new retirement accumulation formula. Under that formula, active participants in the qualified defined benefit pension plan, including the named executive officers, will receive monthly credits equal to 6% of their eligible benefit earnings for each month, which amounts will be credited with monthly interest equal to the 30-year treasury bond interest rate that is reset annually. As a transition for older/longer-tenured employees, who may have less time to adjust their retirement planning, including the named executive officers, employees with age and years of service totaling at least 60 but not more than 74 will receive an additional monthly credit equal to 2% of eligible benefit earnings for each month, and employees with age and years of service totaling 75 or more will receive an additional credit equal to 4% of their eligible benefit earnings for each month. These transition credits are available to eligible plan participants through 2014 (or, if earlier, their termination of employment with the Company).
Assumptions utilized in the valuations set forth in the table below are set forth in “Note 8. Pension Plans and Other Post-Retirement Benefits” of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for year ended September 30, 2010.
Policies Re: Additional Credit Service
We do not have specific policies with regard to granting extra years of credited service, but we generally have not granted such extra credited service. However, the change of control employment agreements, described below under POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL, do provide, for purposes of determining the amounts to be paid under the retirement plan and the pension restoration plan, that the officers’ respective years of service with us, and their respective ages, will be deemed increased by three additional years if they are involuntarily terminated at any time prior to the expiration of the protected period of three years under the agreements.
PENSION BENEFITS TABLE

		Number of	Present Value
		Years	of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)(1)	($)(2)	($)

W. Klein	Energizer Retirement Plan	31	$1,062,015	$0
	Supplemental Executive Retirement Plan	31	$8,280,699	$0
D. Sescleifer	Energizer Retirement Plan	9	$327,021	$0
	Supplemental Executive Retirement Plan	9	$492,682	$0
J. McClanathan	Energizer Retirement Plan	35	$909,101	$0
	Supplemental Executive Retirement Plan	35	$3,910,778	$0
D. Hatfield	Energizer Retirement Plan	24	$633,826	$0
	Supplemental Executive Retirement Plan	24	$1,418,340	$0
G. Stratmann	Energizer Retirement Plan	20	$473,038	$0
	Supplemental Executive Retirement Plan	20	$793,696	$0

(1)	The number of years of credited service reflect years of actual service with us. For Messrs. Klein and Hatfield, and Ms. Stratmann, all but 9 of the years shown include years of actual service with Ralston Purina Company, our former parent.

For Mr. McClanathan, 9 of the years shown were with us, 14 years were with Ralston Purina Company, and the balance were with Union Carbide Company, the former owner of our battery business.

(2)	Based on the age benefits are available without reduction.
NON-QUALIFIED DEFERRED COMPENSATION
We have adopted several plans or arrangements that provide for the deferral of compensation on a basis that is not tax-qualified.

Deferred Compensation Plan
Under the terms of our deferred compensation plan, an unfunded, non-qualified plan, executives can elect to have up to 100% of their annual bonus deferred until their retirement or other termination of employment, or for a shorter, 3-year period (at the executive’s election, in advance). The amounts deferred under the terms of the plan are credited, at the election of the executive, into:
•	the Energizer common stock unit fund, a stock equivalent fund, with returns (based on stock price appreciation/decline) during fiscal 2010 of 1.10%,

•	a prime rate fund, which credits account balances with above-market interest at the prime rate quoted by J.P. Morgan Chase & Co. (For fiscal 2010, the average rate credited under this fund was 3.25%), or
•	Vanguard measurement funds which track the performance of investment funds offered in our savings investment plan, a 401(k) plan, with returns during fiscal 2010 ranging from 0.03% to 28.71%.
Interest equivalents are credited on a daily basis to the prime rate fund, and dividends and other earnings are credited to the Vanguard tracking funds at the time, and to the extent, that they are paid with respect to the actual Vanguard funds. Because no dividends have been paid on our common stock, no dividend equivalents have been credited to the Energizer common stock unit fund. However, units in that fund, and in the Vanguard tracking funds, can appreciate in value as our common stock, or the underlying Vanguard funds, appreciate in value.
Deferrals of cash bonuses into the Energizer common stock unit fund during each calendar year are increased by a 25% match from the Company (which vests three years from the date of crediting, provided the deferred bonus is kept in that fund for at least a year). Vesting will also accelerate upon the occurrence of the events described in the narrative to the Grants of Plan-Based Awards Table above.
Deferrals, vested Company matches, and the vested three-year performance award units which vested in October of 2009, as described in the Option Exercises and Stock Vested Table above, may be transferred to different investment options at the executive’s discretion. Account balances for executives who were employed at our former parent, Ralston Purina Company, prior to our spin-off in 2000, also generally include amounts credited during that prior employment. (Ralston assigned liability for such amounts to us in the spin-off.) Long-term deferrals in the plan may be paid out in a lump sum in cash six months following termination, or in five or ten-year increments commencing the year following termination of employment.
Executive Savings Investment Plan
Under the terms of our executive savings investment plan, our excess 401(k) plan, amounts that would be contributed, either by an executive or by us on the executive’s behalf, to our qualified defined contribution plans (the savings investment plan and the PPMA) but for limitations imposed by the Internal Revenue Code, are credited to the non-qualified executive savings investment plan. Under that plan, executives may elect to defer their contributions, and Company contributions, in the form of stock equivalents under the Energizer common stock unit fund, which tracks the value of our common stock, or in any of the measurement fund options which track the performance of the Vanguard investment funds offered under our qualified savings investment plan. Deferrals and vested Company contributions may be transferred to different investment options at the executive’s discretion. Deferrals in the executive savings investment plan, plus or minus the net investment return, are paid out in a lump sum, or in five or ten year installments, following retirement or other termination of employment. In February of 2009, in order to reduce cash outlays and bolster the Company’s compliance with its debt covenants, the committee, on a one-time basis, suspended Company matching contributions under the plan for the calendar year, and in lieu of those contributions and other benefits, each officer was granted a 2009 performance award, as described in our Compensation Discussion and Analysis. Company matching contributions in the executive savings investment plan commenced in calendar year 2010.

Deferred Equity Awards
The named executive officers were given the opportunity to elect, in advance, to defer receipt of vested restricted stock equivalent awards which they could be granted in the future. These awards, which have been granted under the terms of our 2000 and 2009 incentive stock plans, provide that upon vesting, the equivalents granted will convert into non-restricted shares of our common stock which are then issued to the officer. If deferral was elected, the equivalents will not convert into shares of our common stock until six months after the officer’s termination of employment with us. In the event that the Company would pay any dividends on its shares of common stock, these officers will also be credited with dividend equivalents with respect to their vested stock equivalents. No other earnings are credited or paid with respect to these deferrals.

NON-QUALIFIED DEFERRED COMPENSATION TABLE

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		Contributions in	Contributions	Earnings in Last	Withdrawals/	Balance at Last
		Last FY	in Last FY	FY	Distributions	FYE
Name	Plan	($)(1)	($)(2)	($)(3)	($)	($)(5)
W. M. Klein	Def’d Comp. Plan	$0	$92,813	$279,442	$0	$14,216,555
	Exec. S.I.P.	$49,219	$21,250	$158,691	$0	$1,703,156
	Vested Stock Equivs.(4)	$0	$0	$58,592	$0	$4,426,020
	Total	$49,219	$114,063	$496,725	$0	$20,345,731

D. J. Sescleifer	Def’d Comp. Plan	$0	$39,600	$(25,447)	$750,751	$4,136,412
	Exec. S.I.P.	$26,017	$8,313	$119,286	$0	$1,215,298
	Vested Stock Equivs.(4)	$0	$0	$16,317	$0	$1,232,595
	Total	$26,017	$47,913	$110,156	$750,751	$6,584,305

J. W. McClanathan	Def’d Comp. Plan	$0	$42,768	$405,949	$0	$9,157,302
	Exec. S.I.P.	$55,739	$11,550	$73,621	$0	$1,297,895
	Vested Stock Equivs.(4)	$0	$0	$38,568	$0	$2,913,345
	Total	$55,739	$54,318	$518,138	$0	$13,368,542

D. P. Hatfield	Def’d Comp. Plan	$0	$48,006	$7,660	$0	$5,402,484
	Exec. S.I.P.	$14,767	$4,630	$34,054	$0	$276,079
	Vested Stock Equivs.(4)	$275,997	$0	$43,901	$0	$762,187
	Total	$290,764	$52,636	$85,616	$0	$6,440,750

G. G. Stratmann	Def’d Comp. Plan	$0	$23,630	$77,467	$0	$2,988,523
	Exec. S.I.P.	$79,846	$10,437	$40,200	$0	$676,385
	Vested Stock Equivs.(4)	$158,033	$0	$38,057	$0	$1,412,368
	Total	$237,879	$34,067	$155,724	$0	$5,077,276

(1)	There were no officer contributions to our deferred compensation plan during fiscal 2010 since the Bonus Plan was rescinded for fiscal 2009.

The officer contributions to our executive savings investment plan during fiscal 2010 consist of deferrals of salary earned with respect to fiscal 2010.

The officer contributions of vested stock equivalents during fiscal 2010 consist of vested but deferred restricted stock equivalents granted in previous years. The values shown are as of the date of vesting.

(2)	Our contributions to our deferred compensation plan shown in this column consist of the 25% Company match on deferrals of fiscal year 2009 cash bonuses which would have been credited into the Energizer common stock unit fund of the plan. The annual expense associated with unvested Company matching contributions is included in the Stock Awards column of the Summary Compensation Table. On November 30, 2009, an additional 25% Company match contribution was credited to each officer under the deferred compensation plan with respect to fiscal year 2009 cash bonuses that they would have received but for the rescission of the fiscal 2009 annual cash bonus program, as discussed in Compensation Discussion and Analysis. The value, as of the date of crediting, of those contributions (which are made in Energizer stock units) was as follows: W. Klein — $92,838; J. McClanathan — $42,790; D. Hatfield — $48,016; and G. Stratmann — $23,630.

Our contributions to our executive savings investment plan consist of Company contributions prior to 01/01/09 which would have otherwise been contributed to the savings investment plan and the PPMA but for limitations imposed by the IRS. These amounts, in their entirety, are included in the All Other Compensation column of the Summary Compensation Table.

(3)	Aggregate earnings/(losses) shown in this column consist of:
•	amounts credited to each executive under the investment options of each of the plans, reflecting actual earnings on investment funds offered under our savings investment plan, a qualified 401(k) plan,

•	in the case of the prime rate option of our deferred compensation plan, interest at J.P. Morgan Chase & Co.’s prime rate,

•	the appreciation or depreciation in value of each of the investment options in the plans between September 30, 2009 and September 30, 2010. (As no dividends were paid on our common stock, there have been no earnings credited for amounts deferred into the Energizer common stock unit fund of either of the plans, and

•	the appreciation or depreciation in value of vested restricted stock equivalents (see footnote 4 below) between September 30, 2009 and September 30, 2010, or from the date of vesting and September 30, 2010, for awards vesting and deferred during the fiscal year. (No actual earnings or dividends have been credited with respect to these awards.) The above-market portion of interest on the prime rate option (in excess of 120% of the APR) is set forth in the column titled “Change in Pension Value and Non-qualified Deferred Compensation Earnings” of the Summary Compensation Table.
(4)	The officers have from time to time elected to defer conversion of vesting restricted stock equivalents until their termination of employment from the Company. The total equivalents deferred for each officer is as follows:
•	Mr. Klein — 65,834 equivalents;

•	Mr. Sescleifer — 18,334 equivalents;

•	Mr. McClanathan — 43,334 equivalents;

•	Mr. Hatfield — 11,337 equivalents; and

•	Ms. Stratmann — 21,008 equivalents.
The values shown are as of September 30, 2010.

(5)	Of the aggregate balances shown in this column, with respect to the deferred compensation plan the following amounts were previously reported as compensation in the Summary Compensation Tables of our proxy statements for previous annual meetings:

•	Mr. Klein — $13,830,710;

•	Mr. Sescleifer — $4,378,953,

•	Mr. McClanathan — $6,761,703;

•	Mr. Hatfield — $2,411,883; and

•	Ms. Stratmann — $1,529,125.
The balances in that plan for each of the officers also include amounts deferred by them, Company matching deferrals, and earnings thereon, in years in which they were not named executive officers and their compensation was not included in the Summary Compensation Table, and for Messrs. Klein, McClanathan and Hatfield, and Ms. Stratmann, include amounts deferred under the terms of the Ralston Purina Company deferred compensation plan, the liabilities of which were assumed by us at the time of our spin-off. The balances also reflect earnings and losses during the past fiscal year.
Of the aggregate balances shown in this column, with respect to our executive savings investment plan the following amounts were previously reported as compensation in the Summary Compensation Tables of our proxy statements for prior years:
•	Mr. Klein — $1,213,041;

•	Mr. Sescleifer — $885,389;

•	Mr. McClanathan — $634,192;

•	Mr. Hatfield — $137,567; and

•	Ms. Stratmann — $209,048.
The balances in that plan for each of the officers also include amounts contributed by them, Company matching contributions, and earnings thereon, in years in which they were not named executive officers and their compensation was not included in the Summary Compensation Table. The balances also reflect earnings and losses during the past fiscal year.
Of the aggregate balances shown in this column with respect to the vested stock equivalents set forth in footnote (4) above, the following number of equivalents were previously reported as compensation in the Summary Compensation Tables of our proxy statements for the years when the awards were granted:
•	Mr. Klein — 65,459 equivalents;

•	Mr. Sescleifer — 12,917 equivalents;

•	Mr. McClanathan — 35,834 equivalents.
The balances for each of the officers also include vested but deferred equivalents granted in years in which they were not named executive officers and their compensation was not included in the Summary Compensation Table.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
We have not entered into general employment agreements with any of our named executive officers, nor do we have executive severance plans or programs. However, equity awards under our 2000 and 2009 incentive stock plans and our deferred compensation plan, provide for acceleration of vesting of certain awards in the event of certain terminations of employment (as shown in the chart below). In addition, we have entered into change of control employment agreements with our named executive officers which provide for severance compensation, acceleration of vesting, tax reimbursement and continuation of benefits upon termination of employment following a change of control.
The information below reflects the value of acceleration or incremental compensation which each officer would receive upon the termination of his or her employment or upon a change in control. Because the value of awards and incremental compensation depend on several factors, actual amounts can only be determined at the time of the event.
The information is based on the following assumptions:
•	the event of termination (death, permanent disability, involuntary termination without cause, or voluntary termination), or a change of control of the Company, occurred on September 30, 2010, the last day of our fiscal year,

•	the market value of our common stock on that date was $67.23 (the actual closing price on September 30, 2010),

•	each of the officers were terminated on that date, and

•	corporate and individual federal tax rates were 35%, Missouri state tax rate was 6%, Connecticut state tax rate (for Mr. Hatfield) was 5%, and FICA was 1.45%.
The information does not reflect benefits that are provided under our plans or arrangements that do not discriminate in favor of executive officers and are available generally to all salaried employees—such as amounts accrued under our savings investment plan, accumulated and vested benefits under our retirement plans (including our pension restoration plan and executive savings investment plan), health, welfare and disability benefits, and accrued vacation pay.
The information below also does not include amounts under our deferred compensation plan or executive savings investment plan that would be paid, or vested stock equivalents that would be issued, all as described in the Non-qualified Deferred Compensation Table above, except to the extent that an officer is entitled to an accelerated benefit as a result of the termination.
Death, Disability or Termination of Employment (Other Than Upon a Change of Control)
Upon an officer’s death, permanent disability, involuntary termination other than for cause (defined as termination for gross misconduct), and, in some cases, retirement, the following plans or programs provide for acceleration of awards. No awards are accelerated for voluntary termination of employment before attainment of age 55, or for involuntary termination for cause, except as noted.

	Involuntary			Retirement
	Termination	Death	Disability	After Age 55

Restricted stock equivalent award granted 5/19/03	Accelerated	Accelerated	Accelerated	Accelerated
Three-year performance awards granted 10/10/07, 10/13/08 and 10/12/09	Forfeited	Accelerated	Accelerated	Forfeited
Unvested 25% Company match	Accelerated	Accelerated	Accelerated	Accelerated
Upon termination of employment for any reason, vested account balances in our deferred compensation plan are paid out in cash to the participant in either a lump sum, or over a five or ten year period, commencing six months from the date of termination.
In the event an officer’s employment is terminated due to permanent disability, he or she may also be entitled to benefits under our executive long-term disability plan, which pays a supplemental benefit equal to 60% of the amount by which the officer’s previous year’s salary and bonus exceeded $150,000. (Amounts below that figure are covered by our long-term disability plan, available generally to salaried U.S. employees.) As noted in the Summary Compensation Table, the Company pays the premiums for $40,000 of term life insurance for all US employees, including the named executive officers.
Upon retirement or death, the officer, or his or her surviving spouse, may also be entitled to continued coverage under our executive health plan, which generally covers medical/dental/vision expenses and deductibles and co-pays not otherwise covered by our underlying medical insurance plan. However, in order to qualify for continued coverage under the executive health plan, the covered person must pay for retiree coverage under our underlying medical and dental insurance plans. Because the cost of such retiree coverage under our medical insurance plan is generally significantly higher than other available medical plans, and none of our current officers are entitled to any subsidy from us for that coverage (as some grandfathered retirees are), it is unknown whether any of the officers will elect to obtain retiree coverage from our plan and qualify for additional coverage under our executive health plan.
The value of the following awards which would be accelerated for our named executive officers upon death, disability, involuntary termination of employment or retirement as of September 30, 2010 is shown in the following chart. The value of accelerated restricted stock equivalents, performance awards and 25% Company match reflects a stock price of $67.23. Stock market declines since September 30, 2010 are not reflected in these valuations.

	Accelerated Awards
		Restricted
		Stock
		Equivalents,
Officer		Three-Year	Unvested 25%
Termination	Stock	Performance	Company
Events	Options	Awards	Match	Total

W. M. Klein: 1	$0	$15,328,440	$752,155	$16,080,595
W. M. Klein: 2	$0	$0	$752,155	$752,155
W.M. Klein: 3	$0	$0	$752,155	$752,155
D. J. Sescleifer: 1	$0	$4,213,080	$412,991	$4,626,071
D. J. Sescleifer: 2	$0	$448,200	$412,991	$861,191
J. W. McClanathan: 1	$0	$3,697,650	$483,577	$4,181,227
J. W. McClanathan: 2	$0	$0	$483,577	$483,577
J. W. McClanathan: 3	$0	$0	$483,577	$483,577
D. P. Hatfield: 1	$0	$3,988,980	$424,725	$4,413,705
D. P. Hatfield: 2	$0	$224,100	$424,725	$648,825
G. G. Stratmann: 1	$0	$3,204,630	$271,450	$3,476,080
G. G. Stratmann: 2	$0	$448,200	$271,450	$719,650
Termination Events:
1— Death or permanent disability;
2— Involuntary termination of employment other than for cause;
3— Retirement following attainment of age 55 (Mr. Klein and Mr. McClanathan had attained age 55 as of September 30, 2010).
Change of Control of the Company
Our change of control employment agreements with each of the named executive officers have a term of three years from their effective date (which term is automatically extended every year for an additional year unless our nominating and executive compensation committee elects to terminate an agreement at least 90 days prior to renewal). Each of these agreements provides that the officer will receive severance compensation in the event of his or her involuntary termination (including voluntary termination for “good reason”), other than for cause, within three years following a change in control of the Company.
“termination for cause” means a termination for willful breach of, or failure to perform, employment duties,
“good reason” means any of the following:
•	assignment of duties inconsistent with the officer’s status;

•	reduction in the officer’s annual salary;

•	the failure of the acquirer to pay any bonus award to which the officer was otherwise entitled, or to offer the officer incentive compensation, stock options or other benefits or perquisites which are offered to similarly situated executives of the acquirer;

•	relocation of the officer’s primary office to a location greater than 50 miles from his or her existing office;

•	any attempt by the acquirer to terminate the officer’s employment in a manner other than as expressly permitted by the agreements; or

•	the failure by the acquirer to expressly assume the Company’s obligations under the agreements.
“change of control” means:
•	the acquisition of 20% or more of the outstanding shares of our common stock;

•	that time when our initial directors, or their recommended or appointed successors, fail to constitute a majority of our board; or

•	the approval by our shareholders of a merger, consolidation, or sale of all or substantially all of the assets, of the Company.
Under the agreements, upon a change of control, each officer, even if not terminated, will receive a pro rata annual bonus (equal to the greater of either target bonus for the year in which the change of control occurred, or the actual bonus for the preceding year) for the portion of the year occurring prior to a change of control.
The agreements also provide that upon a change of control, as defined above, outstanding equity awards held by each officer will accelerate and vest in accordance with the terms of the awards, even if the awards have a higher threshold for a “change of control”. (Our equity awards generally define a “change of control” as an acquisition of 50% or more of the outstanding shares of our common stock.) The terms of our outstanding equity awards vary as to the portion of the unvested award that will accelerate and vest upon a change of control, as indicated below:

Restricted stock equivalent award	All unvested
granted 5/19/03	equivalents vest
Three-year equity awards which include performance awards granted 10/10/07 and 10/13/08	25% of the equivalents vest in total. With respect to the remaining equivalents, if the change of control occurs within 18 months from grant, vesting will be at target, and if it occurs more than 18 months from grant, vesting will be at the greater of target or actual performance Vesting will be at target, with an assumed individual performance rating of “2”

Three-year performance awards granted 10/12/09	50% of the equivalents vest in total. With respect to the remaining equivalents, if the change of control occurs within 18 months from grant, vesting will be at target, and if it occurs more than 18 months from grant, vesting will be at the greater of target or actual performance Vesting will be at target, with an assumed individual performance rating of “2”

Three-year time based awards granted 10/12/09	100% vest upon change of control
If the officer is terminated, the severance compensation payable under the agreements consists of:
•	a lump sum payment in an amount equal to three times the officer’s annual base salary and target bonus (defined as the most recent five-year actual bonus percentages multiplied by the greater of base salary at either termination or change of control);

•	a pro rata portion of the officer’s target annual bonus for the year of termination;

•	the difference between the officer’s actual benefits under our retirement plans at the time of termination and what the officer would have received if he or she had remained employed for an additional period of three years; and

•	the continuation of other executive health, dental and welfare benefits for a period of three years following the officer’s termination.

No severance payments under the agreements would be made in the event that an officer’s termination is voluntary (other than for good reason), is due to death, disability or normal retirement, or is for cause. For a period of three years following termination of employment, the officers are each bound by a covenant not to compete, a non-solicitation covenant, and a covenant of confidentiality.
In the event that it is determined that a “golden parachute” excise tax is due under the Internal Revenue Code, we will, if total benefits payable to the officer are within 10% of the threshold for benefits at which the excise tax is triggered, reduce benefits to the point at which the tax will no longer be due, or, if total benefits are in excess of 10% of the threshold, reimburse the officer for the amount of such tax, including any excise or income taxes associated with such reimbursement.
Payments of cash would be made in a lump sum no sooner than six months following termination of employment, and benefits would be provided for a three-year period following termination, or if such continuation of benefits would not be possible under our benefit programs, the value of such benefits would also be paid in lump sum no sooner than six months following termination.
Estimated Payments and Benefits
Based on the assumptions set out above, the following chart sets forth estimated payments to our named executive officers upon termination following a change of control. If a change of control occurs but their employment is not terminated, the agreements provide a more limited value, as shown in the second chart below. The value of accelerated restricted stock equivalents, performance awards and 25% Company match reflects a stock price of $67.23 (the closing price of our common stock on September 30, 2010). Stock market declines and vesting and forfeitures of unvested restricted stock equivalents since September 30, 2010 are not reflected in these valuations.

	Accelerated or Additional Benefits – Termination following Change of Control
				Restricted
				Stock Equivs.,
			25%	Three-Year		Excise Tax
	Cash	Retirement	Company	Performance		Gross-Up/
	Severance	Benefits	Match	Awards	Benefits	Reduction	Total

W. M. Klein	$7,297,653	$2,715,747	$752,155	$8,538,210	$99,160	$5,766,709	$25,169,634

D. J. Sescleifer	$3,320,549	$268,520	$412,991	$2,552,499	$99,160	$0	$6,653,719

J. W. McClanathan	$3,465,085	$902,124	$483,577	$2,060,600	$99,160	$(324,704)	$6,685,842

D. P. Hatfield	$3,328,653	$486,898	$424,725	$2,328,399	$99,160	$1,970,487	$8,638,322

G. G. Stratmann	$2,209,235	$314,625	$271,450	$1,987,768	$99,160	$0	$4,882,238
For purposes of the calculation of the excise tax gross-up in these charts, the ascribed value of accelerated vesting is based on three assumptions:
•	Lapse-of-further-service portion is equal to the gain at the change of control date multiplied by 1% for each full month vesting is accelerated;

•	Early receipt portion is equal to the difference between the gain at normal vesting and the present value of the gain at the time vesting is accelerated (present value based on 120% of the IRS Applicable Federal Rates, compounded semi-annually: 0.90% for short-term and 3.175% for mid-term, using September, 2009 rates); and

•	Performance restricted stock equivalents, under which vesting is contingent upon achievement of certain performance goals and continued employment, have been valued assuming a 100% parachute value for the portions of awards that will vest.

	Accelerated Awards Upon a Change of Control
	(No Termination of Employment)
	Restricted Stock
	Equivalents,
	Three-Year Performance	Excise Tax
	Awards	Gross-Up	Total
W. M. Klein	$8,538,210	$0	$8,538,210
D. J. Sescleifer	$2,552,499	$0	$2,552,499
J. W. McClanathan	$2,060,600	$0	$2,060,600
D. P. Hatfield	$2,328,399	$0	$2,328,399
G. G. Stratmann	$1,987,767	$0	$1,987,767
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No member of the nominating and executive compensation committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the U.S. Securities and Exchange Commission.
NOMINATING AND EXECUTIVE COMPENSATION COMMITTEE REPORT
The Nominating and Executive Compensation Committee of the Company’s Board of Directors consists entirely of non-employee directors that are independent under the New York Stock Exchange Listing Standards. The Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on these reviews and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

John E. Klein — Chairman
Bill G. Armstrong	W. Patrick McGinnis
John C. Hunter	Pamela M. Nicholson
Richard A. Liddy	John R. Roberts
The information contained in “Nominating and Executive Compensation Committee Report” shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules
A.	Documents filed with this report:
1.	Financial statements included as Exhibit 13 attached to the Original Form 10-K and incorporated by reference herein:

- Report of Independent Registered Public Accounting Firm.

- Consolidated Statements of Earnings and Comprehensive Income — for years ended September 30, 2010, 2009 and 2008.

- Consolidated Balance Sheets — at September 30, 2010 and 2009.

- Consolidated Statements of Cash Flows — for years ended September 30, 2010, 2009, and 2008.

- Consolidated Statements of Shareholders’ Equity — at September 30, 2010, 2009 and 2008.

- Notes to Consolidated Financial Statements.

Financial statements of the Registrant’s 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

2.	Financial Statement Schedules.

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Required by Item 601 of Regulation S-K. Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.
2.1	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

2.2	Agreement and Plan of Merger among Energizer, ETKM, Inc., and Playtex Products, Inc. dated July 12, 2007 (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed July 13, 2007).

2.3	Asset Purchase Agreement, dated as of May 10, 2009, by and between S.C. Johnson & Son, Inc., a Wisconsin corporation and Energizer (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed May 11, 2009).

2.4	Asset Purchase Agreement dated as of October 8, 2010, by and between American Safety Razor, LLC, a Delaware limited liability company, and Energizer (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed October 13, 2010). ***
3.1	Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Energizer’s Amendment No. 3 to Form 10, filed March 16, 2000).

3.2	Amended Bylaws of Energizer Holdings, Inc., restated as of May 14, 2009 (incorporated by reference to Exhibit 3.2 of Energizer’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).

4.1	Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.1	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.2	Energizer Holdings, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.3	Form of Indemnification Agreements with Executive Officers and Directors (incorporated by reference to Exhibit 10.4 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.4	Executive Long Term Disability Plan (incorporated by reference to Exhibit 10.7 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.5	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.6	Executive Retiree Life Plan (incorporated by reference to Exhibit 10.10 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

10.7	Form of Non-Qualified Stock Option dated September 23, 2002 (incorporated by reference to Exhibit 10(i) of Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2002).*

10.8	Form of Non-Qualified Stock Option dated September 23, 2002 incorporated by reference to Exhibit 10(ii) of Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2002).*

10.9	Form of Non-Qualified Stock Option dated January 27, 2003 (incorporated by reference to Exhibit 10(i) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002).*

10.10	Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc. (incorporated by reference to Exhibit 10(vi) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002).
10.11	Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003 (incorporated by reference to Exhibit 10.2 of Energizer’s Amended Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).*

10.12	Form of Non-Qualified Stock Option dated May 19, 2003 (incorporated by reference to Exhibit 10(ii) of Energizer’s Amended Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).*

10.13	Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 10(viii) of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).

10.14	Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003 (incorporated by reference to Exhibit 10(i) of Energizer’s Annual Report on Form 10-K for the Year ended September 30, 2003).

10.15	Form of Non-Qualified Stock Option dated January 26, 2004 (incorporated by reference to Exhibit 10 of Energizer’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2003).*

10.16	Form of Non-Qualified Stock Option dated October 19, 2004 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed October 25, 2004).*

10.17	Note Purchase Agreement dated as of November 1, 2004 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed November 10, 2004).

10.18	Revolving Credit Agreement dated November 16, 2004 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed November 16, 2004).

10.19	Form of Non-Qualified Stock Option dated January 14, 2005 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed January 19, 2005).*

10.20	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed January 19, 2005).*

10.21	Form of Non-Qualified Stock Option dated January 25, 2005 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed January 27, 2005).*

10.22	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy (incorporated by reference to Exhibit 10.3 of Energizer’s Current Report on Form 8-K filed January 27, 2005).*

10.23	2005 Note Purchase Agreement dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed September 29, 2005).
10.24	2006 Note Purchase Agreement dated July 6, 2006 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed July 7, 2006).

10.25	Form of Term Loan Credit Agreement dated December 3, 2007 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed December 4, 2007).

10.26	2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of Energizer’s Annual Report on Form 10-K for the year ended September 30, 2008).*

10.27	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed October 15, 2007).*

10.28	Form of 2007 Note Purchase Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed October 17, 2007).

10.29	Form of 2008 Performance Restricted Stock Equivalent Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K dated as of October 13, 2008).*

10.30	Amended Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed October 15, 2008).*

10.31	Form of Indemnification Agreement between Energizer and W. Klein (incorporated by reference to Exhibit 10 of Energizer’s Current Report on Form 8-K filed November 5, 2008).*

10.32	Form of Change of Control Employment Agreements, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed January 6, 2009).*

10.33	Energizer Holdings, Inc. 2000 Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed January 6, 2009).*

10.34	Form of Amendment to Certain Restricted Stock Equivalent Award Agreements (incorporated by reference to Exhibit 10.3 of Energizer’s Current Report on Form 8-K filed January 6, 2009).*

10.35	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009 (incorporated by reference to Exhibit 4 of Energizer’s Registration Statement on Form S-8 filed February 2, 2009).*

10.36	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed February 10, 2009).*
10.37	Third Amended and Restated Receivables Purchase Agreement dated as of May 4, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Gotham Funding Corporation, as a conduit, and Victory Receivables Corporation as a conduit (incorporated by reference to Exhibit 10.1 of Energizer’s Current Report on Form 8-K filed May 6, 2009).

10.38	Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement dated as of May 5, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.2 of Energizer’s Current Report on Form 8-K filed May 6, 2009).

10.39	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer’s Amended Current Report on Form 8-K filed October 15, 2009).*

10.40	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer’s Amended Current Report on Form 8-K filed October 15, 2009).*

10.41	Form of Retention Stock Option Award (incorporated by reference to Exhibit 10.3 of Energizer’s Amended Current Report on Form 8-K filed October 15, 2009).*

10.42	The summary of Energizer’s 2010 Annual Cash Bonus Award Program and 2010 Executive Officer Salaries is hereby incorporated by reference to Energizer’s Current Report on Form 8-K filed October 15, 2009.*

10.43	The summary of revisions to the Company’s director compensation program, and the resolution authorizing personal use of corporate aircraft by the chief executive officer, is hereby incorporated by reference to Energizer’s Current Report on Form 8-K filed November 4, 2009.*

10.44	Amendment No. 2 to Third Amended and Restated Receivables Purchase Agreement dated as of May 3, 2010 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi, UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.1 of Energizer’s Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.45	Form of Restricted Stock Equivalent Award Agreement.*,****

10.46	Form of Restricted Stock Equivalent Award Agreement for Chief Executive Officer.*,****

10.47	Form of Performance Restricted Stock Equivalent Award Agreement.*,****

10.48	Form of Performance Restricted Stock Equivalent Award Agreement for Chief Executive Officer.*,****

10.49	First Amendment to the 2009 Restatement of the Energizer Holdings, Inc. Deferred Compensation Plan effective as of January 1, 2009.*,**

10.50	Amendment No. 2 to 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan effective as of January 1, 2009.*,**

10.51	2009 Restatement of Energizer Holdings, Inc. Executive Savings Investment Plan effective as of January 1, 2009.*,**

10.52	Amendment No. 1 to 2009 Restatement of Energizer Holdings, Inc. Executive Savings Investment Plan effective as of January 1, 2009.*,**

10.53	Amendment No. 2 to 2009 Restatement of Energizer Holdings, Inc. Executive Savings Investment Plan effective as of January 1, 2010.*,**

10.54	2010 Restatement of Energizer Holdings, Inc. Supplemental Executive Retirement Plan dated October 15, 2010.*,**

10.55	2009 Restatement of Energizer Holdings, Inc. Financial Planning Plan dated effective as of January 1, 2009.*,**

10.56	Energizer Holdings, Inc. Executive Health Plan 2009 Restatement, effective as of January 1, 2009.*,**

13	Portions of the Energizer Holdings, Inc. 2010 Annual Report to Shareholders for the year ended September 30, 2010, incorporated by reference herein.****

21	Subsidiaries of Registrant.****

23	Consent of Independent Registered Public Accounting Firm.****

31.1	Section 302 Certification of Chief Executive Officer.**

31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.****

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.****

101	Attached as Exhibit 101 to the Original Form 10-K are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2009 and 2010, (iv) Consolidated Statements of

Shareholders’ Equity for the years ended September 30, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2010. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933 or the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”****

*	Denotes a management contract or compensatory plan or arrangement.

**	Denotes filed herewith.

***	The Asset Purchase Agreement has been included to provide investors and shareholders with information regarding its terms. It is not intended to provide any factual, business or operational information about Energizer or ASR. The Asset Purchase Agreement contains representations and warranties that the parties to the Agreement made solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that ARS provided to Energizer in connection with execution of the Asset Purchase Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Asset Purchase Agreement. Moreover, the representations and warranties in the Asset Purchase Agreement (i) are subject to materiality standards which may differ from what may be viewed as material by investors and shareholders, (ii) in certain cases, were used for the purpose of allocating risk among the parties rather than establishing matters as facts and (iii) were only made as of the date of the Asset Purchase Agreement and are modified in important part by the underlying disclosure schedules. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Asset Purchase Agreement, which subsequent information may or may not be fully reflected in Energizer’s public disclosures. Pursuant to Item 601 (b) (2) of Regulation S-K schedules have been omitted and will be furnished supplementally to the SEC upon request.

****	Filed with the Original Form 10-K and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.
By
Ward M. Klein
Chief Executive Officer

Date: May 16, 2011