Form 10-Q
period 2011-06-30
ENERGIZER HOLDINGS INC
filed 2011-07-29
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on July 27, 2011: 68,764,303

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Nine Months Ended June 30, 2011 and 2010	3

Unaudited Consolidated Balance Sheets (Condensed) as of June 30, 2011 and September 30, 2010	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Nine Months Ended June 30, 2011 and 2010	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

SIGNATURE	36

EXHIBIT INDEX	37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(Dollars in millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,234.5	$1,076.8	$3,446.9	$3,188.6
Cost of products sold	661.5	559.2	1,847.2	1,663.6
Gross profit	573.0	517.6	1,599.7	1,525.0

Selling, general and administrative expense	215.2	185.1	638.7	556.9
Advertising and promotion expense	156.2	145.2	385.2	310.7
Research and development expense	27.8	23.6	77.5	68.5
Household Products restructuring	21.0	—	59.6	—
Interest expense	29.8	30.8	88.1	95.1
Cost of early debt retirements	19.9	—	19.9	—
Other financing items, net	2.2	(9.9)	6.3	24.2
Earnings before income taxes	100.9	142.8	324.4	469.6
Income tax provision	35.0	38.8	109.0	151.4
Net earnings	$65.9	$104.0	$215.4	$318.2

Basic earnings per share	$0.95	$1.48	$3.07	$4.55
Diluted earnings per share	$0.94	$1.47	$3.04	$4.51

Consolidated Statements of Comprehensive Income:
Net earnings	$65.9	$104.0	$215.4	$318.2
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (CTA)	20.9	(63.4)	60.7	(134.6)
Pension/Postretirement activity, net of tax of $3.2 and $3.0 for the quarter and nine months ended June 30, 2011, respectively, and $(0.2) and $(0.4) for the quarter and nine months ended June 30, 2010, respectively	16.3	0.5	14.5	1.3
Deferred (loss)/gain on hedging activity, net of tax of $(0.9) and $(0.4) for the quarter and nine months ended June 30, 2011, respectively, and $(2.9) and $0.7 for the quarter and nine months ended June 30, 2010, respectively	(1.5)	(1.8)	(1.3)	4.9
Total comprehensive income	$101.6	$39.3	$289.3	$189.8

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(Dollars in millions - Unaudited)

Assets	June 30, 2011	September 30, 2010
Current assets
Cash and cash equivalents	$507.3	$629.7
Trade receivables, less allowance for doubtful accounts of $17.1 and $13.2, respectively	972.7	824.8
Inventories	709.2	666.3
Other current assets	331.8	308.7
Total current assets	2,521.0	2,429.5
Property, plant and equipment, net	916.4	840.6
Goodwill	1,430.3	1,316.4
Intangible assets, net	1,891.5	1,774.2
Other assets	35.6	27.2
Total assets	$6,794.8	$6,387.9

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$106.0	$266.0
Notes payable	89.6	24.9
Accounts payable	233.0	271.0
Other current liabilities	737.5	691.6
Total current liabilities	1,166.1	1,253.5
Long-term debt	2,208.0	2,022.5
Other liabilities	1,072.1	1,012.3
Total liabilities	4,446.2	4,288.3
Shareholders' equity
Common stock	1.1	1.1
Additional paid in capital	1,583.9	1,569.5
Retained earnings	2,568.2	2,353.9
Treasury stock	(1,721.2)	(1,667.6)
Accumulated other comprehensive loss	(83.4)	(157.3)
Total shareholders' equity	2,348.6	2,099.6
Total liabilities and shareholders' equity	$6,794.8	$6,387.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(Dollars in millions - Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flow from operations
Net earnings	$215.4	$318.2
Non-cash items included in income	188.5	164.3
Other, net	(16.5)	(7.8)
Operating cash flow before changes in working capital	387.4	474.7
Changes in current assets and liabilities used in operations, net of effects of business acquisition	(211.0)	(35.4)
Net cash from operations	176.4	439.3

Cash flow from investing activities
Capital expenditures	(64.7)	(73.8)
Acquisition, net of cash acquired	(267.1)	—
Proceeds from sale of assets	5.6	0.6
Other, net	(6.0)	(5.1)
Net cash used by investing activities	(332.2)	(78.3)

Cash flow from financing activities
Cash proceeds from issuance of debt with maturities greater than 90 days	600.0	—
Payment of debt issue cost	(7.6)	—
Cash payments on debt with original maturities greater than 90 days	(574.5)	(49.5)
Net increase/(decrease) in debt with original maturities of 90 days or less	62.5	(142.1)
Common Stock Purchased	(68.0)	—
Proceeds from issuance of common stock	6.1	8.5
Excess tax benefits from share-based payments	2.4	4.6
Net cash from/(used by) financing activities	20.9	(178.5)

Effect of exchange rate changes on cash	12.5	(53.0)

Net (decrease)/increase in cash and cash equivalents	(122.4)	129.5
Cash and cash equivalents, beginning of period	629.7	359.3
Cash and cash equivalents, end of period	$507.3	$488.8

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Dollars in millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company has evaluated subsequent events and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2010 included in the Form 10-K.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave/Blades, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). On November 23, 2010, we completed the acquisition of American Safety Razor (ASR). ASR is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades and will be a part of the Company’s Personal Care segment. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the businesses. Such allocations do not represent the costs of such services if performed on a stand-alone basis.

The reduction in gross profit associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR, which was $7.0 for the nine months ended June 30, 2011 is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition. Such presentation reflects management’s view on how segment results are evaluated.

For the nine months ended June 30, 2011, the Company recorded a charge of $1.3, related to the change in the value of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. This result was recorded using an exchange rate of 5.6 Venezuelan Bolivar Fuerte to one U.S. dollar at June 30, 2011. In the prior year quarter and nine months, the Company recorded a gain of $5.1 and a charge of $19.1, respectively, related to the devaluation of the exchange rate between the U.S. dollar and the Venezuelan Bolivar Fuerte. These impacts, which are included in other financing on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), are not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross margin and spending, have been negatively impacted by translating at less favorable exchange rates as compared to the prior year (most notably in the first fiscal quarter) and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals.

On May 19, 2011, the Company completed the issuance of $600.0 principal amount of 4.7% Senior Notes due May 2021 with interest paid semi-annually beginning November 2011. The vast majority of the proceeds of the offering were used to repay existing indebtedness including the early redemption of certain private placement notes. The early retirement of the private placement notes resulted in the payment of certain “make whole” payments totaling $19.9, which are reflected as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income as well as the reconciliation of segment results to total earnings before income taxes included in this note.

Segment sales and profitability for the quarter and nine months ended June 30, 2011 and 2010, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
Net Sales
Personal Care	$725.3	$589.2	$1,844.3	$1,555.2
Household Products	509.2	487.6	1,602.6	1,633.4
Total net sales	$1,234.5	$1,076.8	$3,446.9	$3,188.6

	For the quarter ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
Segment Profit
Personal Care	$130.5	$95.4	$330.4	$331.1
Household Products	80.0	89.9	295.5	340.6
Total segment profit	210.5	185.3	625.9	671.7

General corporate and other expenses	(27.1)	(18.2)	(93.5)	(72.6)
Household Products restructuring	(21.0)	—	(59.6)	—
Acquisition inventory valuation	—	—	(7.0)	—
ASR transaction costs/integration	(4.0)	—	(11.6)	—
Amortization	(5.6)	(3.4)	(15.5)	(10.2)
Venezuela devaluation/non-operating impacts	—	5.1	(1.3)	(19.1)
Cost of early debt retirements	(19.9)	—	(19.9)	—
Interest and other financing items	(32.0)	(26.0)	(93.1)	(100.2)
Total earnings before income taxes	$100.9	$142.8	$324.4	$469.6

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2011	2010	2011	2010
Wet Shave/Blades	$446.4	$340.1	$1,194.9	$928.7
Alkaline batteries	300.3	286.2	939.8	976.5
Other batteries and lighting products	208.9	201.4	662.8	656.9
Skin Care	176.8	147.6	358.2	324.7
Feminine Care	52.5	51.0	142.8	149.4
Infant Care	48.7	50.5	147.5	152.4
Other personal care products	0.9	—	0.9	—
Total net sales	$1,234.5	$1,076.8	$3,446.9	$3,188.6

Total assets by segment are presented below:

	June 30, 2011	September 30, 2010
Personal Care	$1,530.4	$1,156.6
Household Products	1,221.2	1,299.1
Total segment assets	2,751.6	2,455.7
Corporate	721.4	841.6
Goodwill and other intangible assets, net	3,321.8	3,090.6
Total assets	$6,794.8	$6,387.9

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

As of June 30, 2011, the purchase price allocation for the ASR acquisition was substantially complete, except for the completion of our further evaluation of potential environmental liabilities and reserves for uncertain tax positions. This evaluation will be completed by the end of the fiscal year and final adjustments recorded, if any. We have determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, in accordance with accounting guidance for business combinations. For purposes of the allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach. In accordance with, fair value measurement guidance, the Company determined that the nonfinancial assets and liabilities summarized below are derived from significant unobservable inputs (“Level 3 inputs”).

Estimated asset valuations and assumed liabilities may be adjusted as the final purchase price allocations are completed by the end of fiscal 2011. However, any such adjustments are not expected to be material.

At June 30, 2011, the allocation of the purchase price is as follows:

Cash	$33.9
Trade receivables, net	48.8
Inventories	45.9
Identifiable intangible assets	122.3
Goodwill	105.9
Other assets	51.8
Property, plant and equipment, net	124.5
Accounts payable and other liabilities	(109.5)
Pension/Other Postretirement Benefits	(122.6)
Net assets acquired	$301.0

The purchased identifiable intangible assets are as follows:

	Total	Estimated Life
Customer Relationships	94.4	20 years
Technology and patents	20.4	7 years
Tradenames / Brands	7.5	15 years
Total	$122.3

For tax purposes, Goodwill will be amortized over 15 years.

Proforma revenue and operating results for ASR are not included as they are not considered material to the Consolidated Financial Statements.

Note 3 – Household Products Restructuring
The Company continually reviews its Personal Care and Household Products business models to identify potential improvements and cost savings. On November 1, 2010, the Board of Directors (the Board) authorized a Household Products multi-year program designed to accelerate investments in both geographic and product growth opportunities, streamline our worldwide manufacturing operations and improve the efficiency of our administrative operations. The Board authorized a broad restructuring plan and has delegated authority to management to determine the final plan with respect to the initiatives.

On March 7, 2011, the Company determined that, as part of its previously announced restructuring initiative, it would close its carbon zinc battery manufacturing facility in Cebu, Philippines and its alkaline battery manufacturing facility in La Chaux De Fonds (LCF), Switzerland. The carbon zinc and alkaline batteries previously supplied by the Cebu and LCF facilities are now produced in our remaining battery manufacturing facilities.

For the quarter and nine months ended June 30, 2011, the Company recorded pre-tax charges for the Household Products restructuring of $21.0 and $59.6, respectively, which were primarily the result of the announced closing of the Cebu and LCF facilities. These charges included severance and termination related costs of $34.1, accelerated depreciation on property, plant and equipment of $16.1, pension settlement costs of $2.3 and other related exit costs of $7.1. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table summarizes the Household Products restructuring activities for the first nine months of fiscal 2011.

				Utilized
Fiscal 2011	Beginning Balance	Charge to Income	Other/CTA	Cash	Non-Cash	Ending Balance
Asset write-downs	$—	$16.1	$—	$—	$(16.1)	$—
Severance & Termination Related Costs	—	34.1	2.6	(27.4)	—	9.3
Pension Settlement Cost	—	2.3	—	(2.3)	—	—
Other Related Exit Costs/CTA	—	7.1	—	(5.0)	—	2.1
Total	$—	$59.6	$2.6	$(34.7)	$(16.1)	$11.4

In addition to the restructuring activity noted above, the Company expects to record an additional pension settlement charge related to the closure of the LCF facility of approximately $6 in the fourth fiscal quarter of 2011, and implement additional elements of the restructuring plan, resulting in additional restructuring charges. As disclosed previously, the Company estimates that total pre-tax charges of approximately $75 to $85 will be incurred as a result of the Household Products restructuring initiative, inclusive of the impacts recorded as of June 30, 2011.

The vast majority of the remaining charges are expected to be recorded in fiscal 2011. We anticipate $25 to $35 of annual pre-tax savings from the restructuring by the end of fiscal 2012.

Note 4 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements was $9.3 and $27.4 for the quarter and nine months ended June 30, 2011, respectively, and $7.1 and $22.1 for the quarter and nine months ended June 30, 2010, respectively, and was recorded in selling, general and administrative expense (SG&A) expense. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $3.5 and $10.2 for the quarter and nine months ended June 30, 2011, respectively, and $2.6 and $8.1 for the quarter and nine months ended June 30, 2010, respectively.

Restricted Stock Equivalents (RSE)

In October 2010, the Company granted RSE awards to certain employees which included approximately 313,300 shares that vest ratably in most cases over four years or upon death, disability or change of control. At the same time, the Company granted two RSE awards to key executives. One grant includes approximately 86,700 shares and vests on the third anniversary of the date of grant or upon death, disability or change of control. The second grant includes approximately 202,300 shares which vests on the date that the Company publicly releases its earnings for its 2013 fiscal year contingent upon the Company’s compound annual growth rate for reported earnings per share, subject to certain adjustments, (EPS CAGR) for the three year period ending on September 30, 2013. Under the terms of the award, 100% of the grant vests if an EPS CAGR of at least 12% is achieved, with smaller percentages vesting if the Company achieves an EPS CAGR between 5% and 12%. In addition, the terms of the performance awards provide that the awards vest upon death, disability and in some instances upon change of control. The total performance award expected to vest will be amortized over the vesting period.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2011 and 2010, respectively.

(in millions, except per share data)	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net earnings for basic and dilutive earnings per share	$65.9	$104.0	$215.4	$318.2
Denominator:
Weighted-average shares for basic earnings per share	69.7	70.1	70.1	69.9
Effect of dilutive securities:
Stock options	0.2	0.3	0.2	0.3
Restricted stock equivalents	0.7	0.3	0.6	0.3
Total dilutive securities	0.9	0.6	0.8	0.6
Weighted-average shares for diluted earnings per share	70.6	70.7	70.9	70.5
Basic earnings per share	$0.95	$1.48	$3.07	$4.55
Diluted earnings per share	$0.94	$1.47	$3.04	$4.51

At June 30, 2011 and 2010, approximately 0.7 and 1.3 million of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, for each period, because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2010 and June 30, 2011.

	Household Products	Personal Care	Total
Balance at October 1, 2010	$37.2	$1,279.2	$1,316.4
ASR acquisition	—	105.9	105.9
Cumulative translation adjustment	0.2	7.8	8.0
Balance at June 30, 2011	$37.4	$1,392.9	$1,430.3

Total amortizable intangible assets other than goodwill at June 30, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$19.3	$(10.1)	$9.2
Technology and patents	76.7	(37.5)	39.2
Customer-related/Other	164.4	(33.2)	131.2
Total amortizable intangible assets	$260.4	$(80.8)	$179.6

The carrying amount of indefinite-lived trademarks and tradenames is $1,711.9 at June 30, 2011; an increase of $7.5 from September 30, 2010. Changes in indefinite-lived trademarks and tradenames are due to changes in foreign currency translation rates.

Estimated amortization expense for amortizable intangible assets for the years ending September 30 are as follows:

Year	Amortization Expense
2011	$22.9
2012	$22.7
2013	$20.6
2014	$17.2
2015	$14.9
2016	$14.9
Thereafter	$82.0

Valuation results for ASR goodwill and identifiable intangible assets are included in the disclosures above and the purchase price allocation is substantially complete, except as noted in Note 2.

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

The Company’s net periodic benefit cost for these plans, including the ASR plans from November 23, 2010, is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Service cost	$7.2	$8.3	$21.6	$24.7
Interest cost	14.3	12.6	41.3	37.9
Expected return on plan assets	(16.1)	(15.7)	(46.9)	(46.6)
Amortization of prior service cost	—	(1.5)	0.1	(4.5)
Amortization of unrecognized net loss	(1.4)	1.9	(4.2)	5.9
Amortization of transition obligation	3.7	—	11.0	0.1
Special termination costs	—	—	9.5	—
Settlement charge	1.5	—	1.5	—
Curtailment charge	0.8	—	0.8	—
Net periodic benefit cost	$10.0	$5.6	$34.7	$17.5

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Service cost	0.1	0.2	0.4	0.4
Interest cost	0.7	0.6	2.0	1.8
Expected return on plan assets	—	(0.1)	—	(0.1)
Amortization of prior service cost	(0.7)	(0.6)	(2.0)	(2.0)
Amortization of unrecognized net loss	(0.4)	(0.4)	(1.0)	(1.1)
Net periodic benefit cost	$(0.3)	$(0.3)	$(0.6)	$(1.0)

As a result of the Household Products restructuring, as discussed in Note 3, the Company recorded severance and termination related costs of $34.1, of which $9.5 related to special termination benefits. The special termination benefits were the result of the announced closing of the LCF facility and represent the enhanced benefits granted to certain individuals meeting specific age criteria that were part of the pension plan. In addition, pension settlement and curtailment charges related to the closure of the LCF facility of $1.5 and $0.8, respectively, were recorded in the third fiscal quarter primarily to recognize a portion of the unrecognized losses previously included in accumulated other comprehensive loss on the consolidated balance sheet, resulting from the lump sum settlement of the portion of the pension liabilities paid during the quarter ended June 30, 2011. An additional pension settlement charge of approximately $6 is expected to be recorded in the fourth fiscal quarter resulting from additional lump sum settlement payments to LCF colleagues in the quarter ending September 30, 2011. Note that the actual settlement charge in the fourth fiscal quarter may vary significantly depending on the movement of discount rates and pension asset valuations at the time of the settlement.

Note 8 – Debt
Notes payable at June 30, 2011 and September 30, 2010 consisted of notes payable to financial institutions with original maturities of less than one year of $89.6 and $24.9, respectively, and had a weighted-average interest rate of 2.8% and 5.7%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	June 30, 2011	September 30, 2010
Private Placement, fixed interest rates ranging from 4.1% to 6.6%, due 2012 to 2017	$1,265.0	$1,835.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	—
Term Loan, variable interest at LIBOR + 75 basis points, or 0.9%, due December 2012	449.0	453.5
Total long-term debt, including current maturities	2,314.0	2,288.5
Less current portion	106.0	266.0
Total long-term debt	$2,208.0	$2,022.5

The Company’s total borrowings were $2,403.6 at June 30, 2011, including $538.6 tied to variable interest rates of which $300 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,853.6, of which $434.7 remained available as of June 30, 2011.

On May 19, 2011, the Company issued $600.0 principal amount of 4.7% Senior Notes due on May 2021. Interest is payable semi-annually beginning November 2011.
The net proceeds from the sale of the notes were used for repayment of indebtedness and for general corporate purposes including fees and expenses related to the debt offering. The indebtedness that was repaid included the following:

•	$25.0 Private Placement notes with a fixed interest rate of 3.86%, due June 30, 2011,

•	$140.0 Private Placement notes with a fixed interest rate of 6.05%, due June 30, 2011,

•
$333.3 for the early redemption of certain Private Placement notes with fixed interest rates ranging from 3.9% to 6.1%, due 2011 to 2013. This included the payment of $310.0 in principal, $19.9 of “make-whole” premiums due to the early retirement of the debt and $3.4 of accrued interest on the notes at the time of the redemption,

•	$82.8 outstanding indebtedness under our $450 U.S. revolving credit facility,

•	$14.4 outstanding indebtedness under our receivables securitization program, and

•	$4.5 in fees and expenses related to the debt offering.

On May 6, 2011, the Company’s $450 U.S. revolving credit facility was renewed for a five year term. This renewal represents an increase in the amount available under this revolving line of credit as compared to the $275 available under the facility prior to the renewal. At June 30, 2011, there were no outstanding borrowings under this facility. The program matures in May 2016.

During the second quarter of fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.6%.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and calculated on a proforma basis for the ASR acquisition and detailed below, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.00 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its proforma EBITDA was 2.95 to 1, and the ratio of its proforma EBIT to total interest expense was 4.38 to 1, as of June 30, 2011. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs or impairments to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition such as ASR, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

On May 2, 2011, the Company amended and renewed its existing receivables securitization program, for a three year term under which the Company routinely sells a pool of U.S. accounts receivable through a financing arrangement between Energizer Receivables Funding Corporation, which is a bankruptcy-remote special purpose entity subsidiary of the Company, and outside parties (the Conduits). Under the current structure, funds received from the Conduits are treated as borrowings rather than proceeds of accounts receivables sold for accounting purposes. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. At June 30, 2011, there was $65.0 outstanding under this facility, which was incurred to partially fund the ASR acquisition and is included in Notes payable on the Consolidated Balance Sheets (Condensed).

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies. The Company has staggered long-term borrowing maturities to reduce refinancing risk in any single year and to optimize the use of free cash flow.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2011 are as follows: $106.0 in one year, $568.0 in two years, $140.0 in three years, $80.0 in four years, $360.0 in five years and $1,060.0 thereafter.

Note 9 – Treasury stock
The Company did not purchase any shares of its common stock, other than shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended June 30, 2011. For the nine months ended June 30, 2011, the Company purchased 1 million shares of its common stock. Subsequent to the end of the third fiscal quarter, and through July 27, 2011, the Company repurchased an additional 1.3 million shares of its common stock under a 10b5-1 Plan which remains outstanding. The Company has approximately 5.7 million shares for possible repurchase under the current Board authorization. The timing and number of shares repurchased will depend upon market conditions and other factors.

Note 10 – Financial Instruments and Risk Management
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at June 30, 2011 and September 30, 2010 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding hedging instruments included in Accumulated other comprehensive loss was an unrealized pre-tax gain of $1.4 and $1.0 at June 30, 2011 and September 30, 2010, respectively. Over the next twelve months, approximately $1.1 of the gain included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 15 open contracts at June 30, 2011.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At June 30, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $22.0 and $16.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2011 levels, over the next twelve months, approximately $20.2 of the pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 65 open contracts at June 30, 2011.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2011, the Company had $538.6 of variable rate debt outstanding. During fiscal 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012. At June 30, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $5.8 and $7.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed).

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

The following table provides fair values as of June 30, 2011 and September 30, 2010, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2011 and 2010, respectively.

	At June 30, 2011	For the Quarter Ended June 30, 2010		For the Nine Months Ended June 30, 2011
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(22.0)	$(9.2)	$(7.4)	$(21.6)	$(16.4)
Commodity contracts (6)	1.4	0.1	0.7	2.1	0.6
Interest rate contracts	(5.8)	—	—	2.0	—
Total	$(26.4)	$(9.1)	$(6.7)	$(17.5)	$(15.8)

	At September 30, 2010	For the Quarter Ended June 30, 2010		For the Nine Months Ended June 30, 2011
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(16.8)	$4.9	$—	$10.2	$(10.8)
Commodity contracts	1.0	(6.3)	2.6	(1.7)	5.2
Interest rate contracts	(7.8)	(3.3)	—	(8.5)	—
Total	$(23.6)	$(4.7)	$2.6	$—	$(5.6)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing, commodity contracts in Cost of products sold.

(5)
Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting associated risk. The ineffective portion recognized in income was insignificant to the quarter and nine months ended June 30, 2011 and 2010.

(6)
At June 30, 2011, $0.3 of gains associated with the Company's commodity contracts were recorded in Accumulated OCI. The gain will be reclassified from Accumulated OCI into income as a result of inventory being sold.

The following table provides fair values as of June 30, 2011 and September 30, 2010, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2011 and 2010, respectively.

	At June 30, 2011	For the Quarter Ended June 30, 2011	For the Nine Months Ended June 30, 2011
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income	Income Statement Classification
Share option	$0.8	$0.9	$3.7	SG&A
Foreign currency contracts	6.3	1.0	3.1	Other financing
Total	$7.1	$1.9	$6.8

	At September 30, 2010	For the Quarter Ended June 30, 2010	For the Nine Months Ended June 30, 2010
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income	Income Statement Classification
Share option	$(2.9)	$(8.8)	$(11.4)	SG&A
Foreign currency contracts	2.8	(2.8)	(8.8)	Other financing
Total	$(0.1)	$(11.6)	$(20.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of June 30, 2011 and September 30, 2010 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30, 2011	September 30, 2010
Assets/(Liabilities) at fair value:
Deferred Compensation	$(154.0)	$(136.4)
Derivatives - Foreign Exchange	(15.7)	(14.0)
Derivatives - Commodity	1.4	1.0
Derivatives - Interest Rate Swap	(5.8)	(7.8)
Share Option	0.8	(2.9)
Net Liabilities at fair value	$(173.3)	$(160.1)

At June 30, 2011 and September 30, 2010, the Company had no level 1 or level 3 financial assets or liabilities.

At June 30, 2011 and September 30, 2010, the fair market value of fixed rate long-term debt was $1,963.7 and $2,077.5, respectively, compared to its carrying value of $1,865.0 and $1,835.0, respectively. We estimate that the book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value.

At June 30, 2011, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

Venezuela Currency Risk The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At June 30, 2011, the Company had approximately $35 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

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
Schick Japan is party to several foreign exchange hedging contracts, which are accounted for as cash flow hedges. These contracts hedge the variability of cash flows resulting from changes to foreign currency exchange rates related to the cash settlement of future inventory purchases. The contracts are established and based on a forecast of future inventory purchases. At June 30, 2011, the Company had a pre-tax loss of approximately $7 included in Accumulated Other Comprehensive Loss on the Balance Sheet related to hedging contracts in Japan. This loss relates to foreign exchange contracts accounted for as cash flow hedges with maturities in fiscal 2011 (pre-tax loss of $2) and fiscal 2012 (pre-tax loss of $5). As noted above, it is unclear how the recent events in Japan will impact our wet shave business in the coming months. However, a reduction of forecasted inventory purchases may result in a portion of these foreign exchange contracts no longer qualifying as cash flow hedges. This may result in an acceleration of the recognition of the pre-tax loss included in Accumulated Other Comprehensive Income. At this time, we continue to consider these forecasted inventory purchases to be probable.

Note 11 – Supplemental Financial Statement Information

	June 30, 2011	September 30, 2010
Inventories
Raw materials and supplies	$100.4	$79.5
Work in process	140.6	133.3
Finished products	468.2	453.5
Total inventories	$709.2	$666.3
Other Current Assets
Miscellaneous receivables	$60.3	$50.2
Deferred income tax benefits	145.6	160.4
Prepaid expenses	102.7	78.3
Other	23.2	19.8
Total other current assets	$331.8	$308.7
Property, Plant and Equipment
Land	$41.9	$37.3
Buildings	299.2	283.6
Machinery and equipment	1,810.6	1,644.2
Construction in progress	65.3	64.6
Total gross property	2,217.0	2,029.7
Accumulated depreciation	(1,300.6)	(1,189.1)
Total net property, plant and equipment, net	$916.4	$840.6
Other Current Liabilities
Accrued advertising, promotion and allowances	$350.7	$331.3
Accrued salaries, vacations and incentive compensation	108.7	101.5
Returns reserve	46.5	51.5
Other	231.6	207.3
Total other current liabilities	$737.5	$691.6
Other Liabilities
Pensions and other retirement benefits	$439.4	$333.7
Deferred compensation	158.1	153.5
Deferred income tax liabilities	394.0	449.4
Other non-current liabilities	80.6	75.7
Total other liabilities	$1,072.1	$1,012.3

See Note 2 for a summary of the valuation of assets acquired and liabilities assumed in the ASR acquisition as of June 30, 2011.

Note 12 – Recently issued accounting pronouncements
On May 12, 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU) to Fair Value Measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. These disclosures will be applied on a prospective basis beginning on January 1, 2012.

On June 16, 2011, the FASB issued a new ASU to the Presentation of Comprehensive Income. The new guidance eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. These disclosures will be applied on a retrospective basis beginning on January 1, 2012.

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

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and nine months ended June 30, 2011 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as adjusted earnings per share guidance, operating results, organic sales growth and other comparison changes, which exclude the impact of currencies, the acquisition of ASR, ASR transaction costs, the Venezuelan devaluation charge and the costs associated with restructuring, are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Highlights / Operating Results

Net Earnings for the quarter ended June 30, 2011 were $65.9, or $0.94 per diluted share, compared to $104.0, or $1.47 per diluted share, for the same quarter last year. The current quarter was negatively impacted by approximately $0.43 per diluted share as a result of the following items:

•	charges related to Household Products restructuring activities of $16.9, after-tax, or $0.24 per diluted share,

•
charges of $12.5, after-tax or $0.18, per diluted share due to “make-whole” payments related to the early redemption of certain private placement notes as part of the Company's recent refinancing activities, and

•
charges of $2.3, after-tax, or $0.03 per diluted share, related to other realignment activities including integration expenses associated with American Safety Razor (ASR), which was partially offset by,

•	favorable prior year tax adjustments of $1.1, or $0.02 per diluted share,

The prior year quarter was positively impacted by approximately $0.12 per diluted share as a result of the following items:

•	a favorable adjustment of $5.7, after tax, or $0.08, per diluted share due primarily to a translation gain on the reported value of the net monetary assets of the Company's Venezuela affiliate, and

•	favorable prior year tax adjustments of $3.7, or $0.05 per diluted share, which was partially offset by,

•	costs associated with integration and certain other realignment activities of $0.9, after tax, or $0.01 per diluted share.

Net Earnings for the nine months ended June 30, 2011 were $215.4, or $3.04 per diluted share, compared to $318.2, or $4.51 per diluted share, for the same period last year. The current nine months was negatively impacted by approximately $1.05 per diluted share as a result of the following items:

•	charges related to Household Products restructuring and other business realignment activities of $48.2, after-tax, or $0.68 per diluted share,

•
charges of $12.5, after-tax or $0.18, per diluted share due to “make-whole” payments related to the early redemption of certain private placement notes as part of the Company's recent refinancing activities,

•	charges of $9.2, after-tax, or $0.13 per diluted share, related to ASR transaction and integration costs, and other realignment activities,

•	an after-tax expense of $4.4, or $0.06 per diluted share, related to the write-up and subsequent sale of inventory purchased in the ASR acquisition, and

•	a loss of $1.3, after-tax, or $0.02 per diluted share, related to a devaluation charge for our Venezuela affiliate under highly inflationary accounting, which was offset by,

•	a favorable prior year tax adjustments of $1.1, or $0.02 per diluted share,

The prior year nine months was negatively impacted by approximately $0.28 per diluted share as a result of the following items:

•	a charge of $17.0, after-tax, or $0.24 per diluted share, due primarily to the devaluation of our Venezuela affiliates U.S. dollar intercompany payable, and

•	integration and other realignment costs of $6.5, after-tax, or $0.09 per diluted share, which was partially offset by,

•	a favorable prior year tax adjustments of $3.7, or $0.05 per diluted share.

For the following discussions regarding operating results, including the discussion of segment results for the quarter and nine month periods, all references to the impact of currencies are exclusive of Venezuela. The impact of the Venezuela devaluation and related activities, which had a measurable year over year impact on the comparative for the first fiscal quarter, is disclosed separately, where it is believed to be a relevant factor in understanding operating results.

Net sales for the quarter ended June 30, 2011 were $1,234.5, as compared to $1,076.8, for the same period last year. The increase in net sales of $157.7, or approximately 15% was due primarily to the inclusion of ASR, which added approximately $83, and favorable currencies of approximately $43. Exclusive of these impacts, organic sales growth was approximately 3%, driven by growth in Personal Care, most notably Wet Shave and Skin Care. Household Products net sales were essentially flat for the quarter exclusive of the favorable impact of currencies.

Net sales for the nine months ended June 30, 2011 were $3,446.9, as compared to $3,188.6, for the same period last year. The increase in net sales of $258.3, or approximately 8%, was due to the inclusion of ASR, which added approximately $182 and favorable currencies of approximately $60. These gains were offset by a reduction in net sales in Venezuela of approximately $19 due to currency devaluation and the difficult economic conditions. Exclusive of these impacts, organic sales growth was approximately 1% as higher sales in Personal Care due, in part, to the Schick Hydro launch were offset by declines in Household Products due to negative category trends in developed markets.

Gross profit for the quarter ended June 30, 2011 was $573.0, up $55.4 as compared to the prior year quarter due to the higher net sales noted above. For the current year quarter, gross profit as a percent of net sales was 46.4%, down 170 basis points versus the prior year quarter. This decrease was due primarily to the inclusion of value priced ASR products, which reduced overall gross margin by approximately 140 basis points in the quarter, and the negative impact of higher commodity costs, primarily in batteries.

Gross profit for the nine months ended June 30, 2011 was $1,599.7, up $74.7 as compared to the same period last year. For the nine months ended June 30, 2011, gross profit as a percent of net sales was 46.4%, down 140 basis points. This decrease was due primarily to the inclusion of value priced ASR products, which reduced gross margin by approximately 110 basis points during the period, higher commodity costs primarily in batteries, and higher coupon and trade promotion related to the Schick Hydro launch. These negative impacts were partially offset by favorable product mix.

For the quarter, selling, general and administrative expense (SG&A) was $215.2, up $30.1, as compared to the third quarter of fiscal 2010. This increase was due to the inclusion of approximately $14 of expenses related to ASR, which were not incurred in the prior year and the unfavorable impact of currency of approximately $9.

SG&A was $638.7 for the nine months ended June 30, 2011, up $81.8, as compared to the same nine month period in fiscal 2010. This increase was due to the inclusion of approximately $36 of expenses related to ASR, which were not incurred in the prior year, the unfavorable impact of currency of approximately $11, and higher pension expense of approximately $8 due to the actuarial impact of lower market discount rates on the value of pension liabilities.

Advertising and promotion (A&P) expense was $156.2, up $11.0, or approximately 8%, for the quarter ended June 30, 2011. Excluding the impact of the ASR net sales and A&P, total A&P as a percent of net sales was essentially flat for the current year quarter as we continued to support the launch of Schick Hydro and we had higher A&P in Household Products in the current year quarter due to timing of promotional activities. For the nine months ended June 30, 2011, A&P was $385.2, up $74.5 due primarily to support of Schick Hydro. As a percent of net sales, A&P was 11.2% for the nine months ended June 30, 2011 as compared to 9.7% for the same period in fiscal 2010. Exclusive of ASR net sales and A&P in the current nine month period, A&P as a percent of net sales was up approximately 200 basis points versus the comparable period in the prior year due to promotional support for Schick Hydro.

Research and development expense was $27.8 for the quarter ended June 30, 2011, an increase of $4.2, or 18%, as compared to the same quarter in fiscal 2010. Approximately one-half of the dollar increase related to ASR, which was not in the prior year period. For the nine months ended June 30, 2011, research and development expense was $77.5, an increase of $9.0, or 13%, as compared to the same period in fiscal 2010, with ASR accounting for approximately one-half of the dollar increase. The remaining dollar increase, exclusive of the ASR impact, in both the quarter and nine month periods was due to continued investments in support of our innovation initiatives.

Interest expense decreased $1.0 and $7.0 for the quarter and nine months ended June 30, 2011, respectively, as compared to the same periods in the prior fiscal year due primarily to lower outstanding debt. In May, 2011, the Company issued $600.0 principal amount of 4.70% senior notes due May 2021, with interest paid semi-annually beginning in November 2011. A significant portion of the net proceeds from the issuance of the senior notes were used for the early redemption of certain private placement notes. This early redemption required a notice period, which delayed our repayment of the private placement notes until late June. We estimate that we incurred approximately $3 of duplicate interest expense in the third fiscal quarter as a result of this notice period.

Other financing expense was $2.2 and $6.3 for the quarter and nine months ended June 30, 2011, respectively, due primarily to losses on foreign exchange hedge contracts, which were more than offset by currency gains within segment profits. The prior year quarter included a gain of approximately $5, and the prior year nine months included a charge of approximately $19, both related to the currency devaluation in Venezuela.

For the third quarter of fiscal 2011, the effective tax rate was 34.7%. The effective tax rate in the third quarter was negatively impacted by the Household Products restructuring as the majority of the costs incurred were in a lower tax jurisdiction. For the nine months ended June 30, 2011, the effective tax rate was 33.6%. Exclusive of the impact of the Household Products restructuring, the effective tax rate for the first nine months of fiscal 2011 was 31.4%. The effective tax rate for the same nine month period in fiscal 2010 was 32.2%.

Recent Developments

Senior Notes Offering

On May 19, 2011, the Company completed the issuance of $600.0 principal amount of 4.70% Senior Notes due May 2021, with interest paid semi-annually beginning November 2011. The majority of the proceeds were used to repay existing indebtedness including refinancing $475 of private placement notes with maturities ranging from 2011 to 2013. The early retirement of certain of the private placement notes resulted in make-whole payments totaling $19.9, pre-tax, which is reflected as a separate line item on the attached Statements of Earnings and Comprehensive Income (Condensed). The issuance of the notes extended the maturities of our long-term debt, and reduced the level of scheduled principal repayments in 2012 and 2013.
Household Products Restructuring

On March 7, 2011, the Company determined that, as part of its previously announced restructuring initiative, it would close its carbon zinc battery manufacturing facility in Cebu, Philippines and its alkaline battery manufacturing facility in La Chaux De Fonds (LCF), Switzerland. As of June 30, 2011, both facilities have ceased production. The carbon zinc and alkaline batteries previously supplied by the Cebu and LCF facilities are being produced in our remaining battery manufacturing facilities.

For the quarter and nine months ended June 30, 2011, the Company recorded pre-tax charges for the

Household Products restructuring of $21.0 and $59.6, respectively, which were primarily the result of the announced closing of the Cebu and LCF facilities. These charges included severance and termination related costs of $34.1, accelerated depreciation on property, plant and equipment of $16.1, pension settlement costs of $2.3 and other related exit costs of $7.1. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

In addition to the restructuring activity noted above, the Company expects to record an additional pension settlement charge related to the closure of the LCF facility of approximately $6 in the fourth fiscal quarter and implement additional elements of the Household Products restructuring plan, resulting in additional charges. As disclosed previously, the Company estimates that total pre-tax charges of approximately $75 to $85 will be incurred as a result of the Household Products restructuring initiative, inclusive of the impacts recorded as of June 2011. The vast majority of the remaining charges are expected to be recorded in fiscal 2011. We anticipate $25 to $35 of annual pre-tax savings from the restructuring by the end of fiscal 2012, of which approximately $4 has been realized in the first nine months of fiscal 2011.

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave/Blades, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). On November 23, 2010, we completed the acquisition of American Safety Razor (ASR). ASR is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades and will be a part of the Company’s Personal Care segment. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. Such allocations do not represent the costs of such services if performed on a stand-alone basis. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the businesses.

The reduction in gross profit associated with the write-up and subsequent sale of the inventory acquired in the ASR acquisition in November 2010, which was $7.0 for the nine months ended June 30, 2011, as well as the related transaction and integration costs for ASR are not reflected in the Personal Care segment, but rather presented below segment profit, as they are non-recurring items directly associated with the acquisition. Such presentation reflects management’s view on how it evaluates segment performance.

For the nine months ended June 30, 2011, the Company recorded expense of $1.3 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. These results reflect an exchange rate of 5.6 Venezuelan Bolivar Fuerte to one U.S. dollar. In the prior year quarter and nine months, the Company recorded a gain of $5.1 and a charge of $19.1, respectively, related to the devaluation of the exchange rate between the U.S. dollar and the Venezuelan Bolivar Fuerte. These impacts, which are included in other financing on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), are not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and spending, have been negatively impacted on a comparative basis by translating at less favorable exchange, primarily in the first fiscal quarter of 2011, and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are shown separately in the tables provided in the division discussions.

On May 19, 2011, the Company completed the issuance of $600.0 in 4.70% Senior Notes due May 2021, with interest paid semi-annually beginning November 2011. The vast majority of the proceeds of the offering were used to repay existing indebtedness including the early redemption of certain private placement notes. The early retirement of the private placement notes resulted in certain “make whole” payments totaling $19.9, pre-tax, which are reflected as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed) as well as the reconciliation of segment results to total earnings before income taxes included in Note

2 to the Condensed Financial Statements.
This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarters and nine months ended June 30, 2011 and 2010.

Personal Care

Net Sales - Personal Care ($ in millions)
Quarter and Nine Months Ended June 30, 2011
	Q3	% Chg	YTD	% Chg
Net Sales - FY '10	$589.2		$1,555.2
Organic growth	28.6	4.9%	85.8	5.5%
Impact of currency	22.3	3.8%	30.8	2.0%
Change in Venezuela	2.0	0.3%	(9.6)	(0.6)%
Impact of ASR	83.2	14.1%	182.1	11.7%
Net Sales - FY '11	$725.3	23.1%	$1,844.3	18.6%

For the quarter, net sales increased approximately 23% due, in part, to the inclusion of ASR and favorable currencies.  Organic sales growth was approximately 5% for the quarter, and this growth was in comparison to the prior year quarter, which included the initial pipeline build for the North America Schick Hydro launch.  The net sales growth in the third quarter was driven primarily by the following:

•Skin Care net sales increased 20%, of which 18% is organic sales growth due in part to the timing of sun care shipments and lower sun care returns and the remainder was due to favorable currency; and

•Net sales in Wet Shave increased 31% including the impact of ASR and favorable currency. Organic sales grew 1% due to higher sales of disposables and Schick Hydro men's systems, which were mostly offset by anticipated lower sales of legacy men's systems, and lower shipments of women's systems, and shave preparations due primarily to promotional timing.

Net sales for the nine months showed a similar pattern as the third quarter, and was up approximately 19%, of which 6% was organic sales growth and the remainder was driven by ASR and favorable currencies. The year-to-date net sales growth was driven primarily by:

•Net sales in Wet Shave increased 29%, including the impact of ASR and favorable currency, offset by Venezuela. Organic sales increased 8% due primarily to the launch of Schick Hydro men's systems and shave preparations, and higher shipments of disposables, which were partially offset by lower sales of legacy men's systems; and

•In Skin Care, net sales increased approximately 10% (9% organic and 1% currency) for the current year nine months due to the favorable impact of lower prior year sun care returns and higher shipments for the current sun care season.

Segment Profit - Personal Care ($ in millions)
Quarter and Nine Months Ended June 30, 2011
	Q3	% Chg	YTD	% Chg
Segment Profit - FY '10	$95.4		$331.1
Operations	13.8	14.5%	(38.2)	(11.5)%
Impact of currency	8.1	8.5%	17.5	5.3%
Change in Venezuela	1.3	1.3%	(3.2)	(1.0)%
Impact of ASR	11.9	12.5%	23.2	7.0%
Segment Profit - FY '11	$130.5	36.8%	$330.4	(0.2)%

Segment profit for the quarter was $130.5, up approximately 37% including the favorable impact of ASR and currencies. Operationally, segment profit increased approximately $14, or 14%, on higher gross margin from the increased sales discussed above and lower A&P. These favorable impacts were partially offset by higher product costs and overheads.

Segment profit for the nine months ended June 30, 2011 was essentially flat. The favorable impacts of ASR and currencies were offset by operational results, which were down approximately $38, or 12%, due to increased A&P and overhead spending in support of the Schick Hydro launch and higher product costs, partially offset by the margin impact of the higher organic sales growth noted above.
The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment. This review is conducted in conjunction with the Company's planning cycle, which occurs in the fourth fiscal quarter. Our testing in this area remains on-going at this time. However, we have an initial concern regarding our Wet Ones trademark/brand, which is included in Personal Care. This asset has a carrying value, established at the time of the 2007 acquisition, of approximately $200. Wet Ones is the leading branded Portable Hand Wipe in the U.S. Total net sales of Wet Ones for fiscal 2010 were less than 2% of total Company net sales for that time period. While Wet Ones remains the branded leader in Portable Hand Wipes in the U.S., liquid hand sanitizers, where we do not compete, and private label wipes have negatively impacted top line growth of branded wipes in recent periods and reduced overall gross margins in the category.  Recently, the category has been volitale due to a short-term spike in category growth resulting from the recent H1N1 virus scare.  We remain committed to the Wet Ones brand, and we are currently evaluating several potential growth initiatives. We expect to complete our impairment evaluation in the fourth quarter and determine if impairment is indicated.
  Household Products

Net Sales - Household ($ in millions)
Quarter and Nine Months Ended June 30, 2011
	Q3	% Chg	YTD	% Chg
Net Sales - FY '10	$487.6		$1,633.4
Organic change	(1.0)	(0.2)%	(50.1)	(3.1)%
Impact of currency	20.2	4.1%	29.1	1.8%
Change in Venezuela	2.4	0.5%	(9.8)	(0.6)%
Net Sales - FY '11	$509.2	4.4%	$1,602.6	(1.9)%

Net sales increased approximately 4% for the quarter versus year ago driven by the impact of favorable currencies. On an organic basis, net sales were essentially flat as pipeline fill for new distribution and space gains in France and the U.S. and returns from strategic international market investments offset continued category declines in the U.S. and Western Europe. In addition, gains realized from the C, D and 9V price increase in the U.S. and other selected international markets partially offset retail trade spending increases. We estimate that the dollar value of the battery category in global measured markets has continued a negative trend, down approximately 4.5% in our latest reported twelve weeks data.

Net sales for the nine months decreased approximately 2%, as the favorable impact of currencies were offset by continued negative category value trends and increased retail trade spending earlier this year, primarily in the U.S. and Western Europe.

Segment Profit - Household ($ in millions)
Quarter and Nine Months Ended June 30, 2011
	Q3	% Chg	YTD	% Chg
Segment Profit - FY '10	$89.9		$340.6
Operations	(21.9)	(24.4)%	(62.2)	(18.2)%
Impact of currency	9.7	10.8%	14.0	4.1%
Change in Venezuela	2.3	2.6%	3.1	0.9%
Segment Profit - FY '11	$80.0	(11.0)%	$295.5	(13.2)%

Segment profit for the quarter was $80, down approximately $10, or 11%, versus the same quarter last year including the favorable impacts of currencies and Venezuela. Operationally, segment profit declined approximately $22, or 24%, due primarily to increased commodity costs (unfavorable by approximately $9 driven by higher prices for zinc, silver and steel) and the timing of A&P investments (up approximately $11 over the prior year quarter).
Segment profit for the nine months decreased approximately $45, or 13%. The favorable impact of currencies and Venezuela were offset by operational results, which declined approximately $62, or 18%, due primarily to the category value declines (noted above), increased trade spending, the unfavorable impact of higher raw material prices, and investments in growth initiatives.
Our Household Products restructuring project, announced in the fourth quarter of fiscal 2010, remains on track and we continue to estimate that total restructuring costs will be in the range of $75 to $85, with the vast majority in fiscal 2011. We expect to generate annual savings of approximately $25 to $35 by the end of fiscal 2012 and have recognized approximately $4 thus far in fiscal 2011. The third quarter and nine months ended June 30, 2011 included pre-tax restructuring charges of approximately $21 and $60, respectively, which are not included in Household Products segment profit results, which is consistent with management's view on how it evaluates segment performance.

General Corporate and Other Expenses

	Quarter ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
General Corporate Expenses	$27.5	$17.0	$90.7	$63.0
Integration/Other Realignment	(0.4)	1.2	2.8	9.6
Subtotal	27.1	18.2	93.5	72.6
Household Products Restructuring	21.0	—	59.6	—
ASR Costs:
Deal Expenses	—	—	4.2	—
Severance/Other	4.0	—	7.4	—
Acquisition Inventory Valuation	—	—	7.0	—
General Corporate and Other Expenses	$52.1	$18.2	$171.7	$72.6
% of total net sales	4.2%	1.7%	5.0%	2.3%

For the quarter ended June 30, 2011, general corporate expenses, including integration and other realignment charges were $27.1, up $8.9 due primarily to the higher market value of the underlying assets for the Company's unfunded deferred compensation liabilities as compared to June 30, 2010. For the nine months ended June 30, 2011, general corporate expenses including integration and other realignment charges were $93.5, up $20.9 due primarily to the higher market value of the underlying assets for the Company's unfunded deferred compensation liabilities as compared to the prior year of approximately $13, and higher pension expense of approximately $8 due to the actuarial impact of lower market discount rates on the value of pension liabilities.

 In the third fiscal quarter and for the nine months ended June 30, 2011, the Company recorded pre-tax charges for the Household Products restructuring of approximately $21 and $60, respectively. The year to date charges included severance and termination related costs of approximately $34, accelerated depreciation on property, plant and equipment of approximately $16, pension settlement costs of approximately $2 and other related exit costs of approximately $7. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Additionally, we incurred costs associated with the acquisition of ASR, which are included as expenses in the current year quarter, $4.0 pre-tax, and nine month period, $11.6 pre-tax, in accordance with the guidance governing accounting for business combinations. The nine month costs included $4.2 of transaction expenses for legal and consulting services to complete the acquisition and $7.4 for certain severance liabilities and other integration activities. In addition, $7.0 was recognized in the first two quarters of fiscal 2011 for the write-up and subsequent sale of inventory purchased in the ASR acquisition.

Full Year Outlook

In summary, we expect total earnings per share for the full fiscal year to be in the range of $3.90 - $4.10, which reflects the significant unfavorable impact of certain items noted below. This is lower than previous guidance due to the make-whole payments associated with the debt refinancing, which was not included in our prior guidance. Excluding the unfavorable impact of certain items including charges related to the Household Products restructuring, the acquisition and integration of ASR and the impact of costs associated with the refinancing of our outstanding indebtedness, we re-confirm that adjusted earnings per diluted share (Non-GAAP) for fiscal 2011 are expected to be in the range of $5.10 to $5.30. Due to the timing of the recent share repurchase, we do not expect it to have a significant impact on fiscal 2011 full year earnings per share.

Liquidity and Capital Resources

Cash flow from operations was $176.4 for the nine months ended June 30, 2011, down $262.9 as compared to the same nine months in the prior fiscal year. Included in this decrease is the payment of approximately $47 related to assumed tax liabilities from the ASR acquisition. Excluding this cash outflow, the year over year decline of approximately $216 was primarily the result of lower net earnings, as adjusted for non-cash items, and higher cash outflows for working capital due primarily to the timing of payments for increased A&P spending as a result of a significant new product launch.

Cash flow from net earnings, as adjusted for non-cash items (operating cash flow before changes in working capital), was down approximately $87 for the current year period as compared to the same period in the prior year due primarily to higher A&P in support of the Schick Hydro launch and the impact of the Household Products restructuring.

Cash flow from changes in working capital decreased approximately $176 for the nine months ended June 30, 2011 as compared to the same period in the prior year. This decline includes the negative cash outflow of $47 for the payment of the ASR assumed tax liability resulting from the Acquisition. The change in accounts receivable and inventory for the nine months ended June 30, 2011 resulted in a net cash outflow of approximately $37, but this was improved as compared to a net cash outflow of $64 for the same period in the prior year. The biggest driver in the year over year changes in working capital was the cash outflow related to the timing of payments for A&P activities. In the prior year nine month period, accounts payable and accrued expenses were increasing on the Balance Sheet as we were in the initial stages of the Schick Hydro launch in North America. However, as the North America launch progressed into early fiscal 2011, and we launched this new product in additional markets around the globe, cash outflows for the related A&P spending increased. For the nine months ended June 30, 2011, the net cash outflow for changes in accounts payable and other current liabilities was approximately $100 (as adjusted to exclude the assumed ASR tax liability) as compared to a net cash inflow of approximately $22 for the same nine months in fiscal 2010.

Capital expenditures were $64.7 for the nine months ended June 30, 2011 as compared to $73.8 for the same period last year. Full year capital expenditures are estimated to be approximately $100 for fiscal 2011.

At June 30, 2011, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
The Company’s total borrowings were $2,403.6 at June 30, 2011, including $538.6 tied to variable interest rates of which $300 is hedged via the interest rate swap agreements described later in this discussion. The Company maintained total committed debt facilities of $2,853.6, of which $434.7 remained available as of June 30, 2011.

On May 2, 2011, the Company amended and renewed, for a three year term, its existing receivables securitization program. Borrowings under this program, which may not exceed $200, receive favorable treatment in the Company’s debt compliance covenants. At June 30, 2011, $65 was outstanding under this facility.

On May 6, 2011, the Company’s $450 U.S. revolving credit facility was renewed for a five year term. This renewal represents an increase in the amount available under this revolving line of credit as compared to the $275 available under the facility prior to the renewal. At June 30, 2011, there were no outstanding borrowings under this facility.

On May 19, 2011, the Company issued $600.0 principal amount of 4.70% Senior Notes due May 2021, with interest payable semi-annually beginning November 2011. From a liquidity perspective, the use of proceeds for the early redemption of certain private placement notes, with scheduled maturities in 2011 through 2013, reduces the amount of contractual principal repayments required over this time period.
Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and calculated on a proforma basis for the ASR acquisition and detailed below, cannot be greater than 4.00 to 1, and may not remain above 3.50 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.50 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.50 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.50 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.50 to 1. In addition, under the credit agreements, the ratio of its current year EBIT, as defined in the agreements, to total interest expense must exceed 3.00 to 1. The Company’s ratio of indebtedness to its proforma EBITDA was 2.95 to 1, and the ratio of its proforma EBIT to total interest expense was 4.38 to 1, as of June 30, 2011. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs or impairments to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition such as ASR, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The Company has staggered long-term borrowing maturities to reduce refinancing risk in any single year and to optimize the use of free cash flow. The Company believes that cash on hand, cash flows from operating activities and periodic borrowings under our credit facilities will be adequate to meet liquidity requirements prior to the maturity of the Company's term loan in December 2012, although no guarantee can be given in this regard.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

The Company did not purchase any shares of its common stock, other than shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended June 30, 2011. For the nine months ended June 30, 2011, the Company purchased 1 million shares of its common stock. Subsequent to the end of the third fiscal quarter, and through July 27, 2011, the Company repurchased an additional 1.3 million shares of its common stock under a 10b5-1 Plan which remains outstanding. The Company has approximately 5.7 million shares for possible repurchase under the current Board authorization. The timing and number of shares repurchased will depend upon market conditions and other factors.

A summary of Energizer’s significant contractual obligations at June 30, 2011 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,314.0	$106.0	$708.0	$440.0	$1,060.0
Interest on long-term debt	630.8	106.7	192.9	154.9	176.3
Operating leases	119.2	25.2	33.9	23.4	36.7
Purchase obligations and other (1)	39.5	18.1	19.1	2.3	—
Total	$3,103.5	$256.0	$953.9	$620.6	$1,273.0

(1)
The Company has estimated approximately $5.2 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of June 30, 2011, the Company’s Consolidated Balance Sheets (Condensed) reflects a liability for unrecognized tax benefits of approximately $42. The contractual obligations table above does not include this liability. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

In addition to the significant contractual obligations set forth in the table above, the Company has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of June 30, 2011, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

In addition, the above contractual obligations table does not include minimum contributions related to the Company’s retirement programs given the uncertainty of the long-term contribution requirements, however short-term requirements are outlined below. As of June 30, 2011, the U.S. pension plans constitute more than 75% of the total benefit obligations and plan assets for the Company’s pension plans. This percentage includes the assumed obligations and assets acquired as a result of the ASR acquisition. As of November 23, 2010, the date of the ASR acquisition, the acquired pension obligation and assets for ASR were valued at $204 and $92, respectively. At this time, we believe that minimum pension contribution for the U.S. plan for 2011, as a result of the ASR acquisition, will be approximately $16. Based on current market conditions, we estimate that the U.S. pension plan contributions required in fiscal 2012 will be approximately $50. Globally, total pension contributions for the Company in fiscal 2011 are estimated to be approximately $38.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2011 resulted in income of $1.0 and $3.1, respectively, and for the quarter and nine months ended June 30, 2010 resulted in expense of $2.8 and $8.8 and was recorded in Other financing expense, net on the Consolidated Statements of Earnings (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At June 30, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $22.0 and $16.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) . Contract maturities for these hedges extend into 2013.

The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under

GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At June 30, 2011, the Company had approximately $35 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

On March 11, 2011, an earthquake struck off the northeast coast of Japan, triggering a tsunami. Further compounding the situation, nuclear power plants were damaged causing concerns about the possible meltdown of nuclear reactors and the release of harmful radioactive materials. The tragic events have severely disrupted the Japanese economy, the third largest in the world.
Schick Japan is party to several foreign exchange hedging contracts, which are accounted for as cash flow hedges. These contracts hedge the variability of cash flows resulting from changes to foreign currency exchange rates related to the cash settlement of future inventory purchases. The contracts are established and based on a forecast of future inventory purchases. At June 30, 2011, the Company had a pre-tax loss of approximately $7 included in Accumulated Other Comprehensive Loss on the Balance Sheet related to hedging contracts in Japan. This loss relates to foreign exchange contracts accounted for as cash flow hedges with maturities in fiscal 2011 (pre-tax loss of $2) and fiscal 2012 (pre-tax loss of $5). As noted above, it is unclear how the recent events in Japan will impact our wet shave business in the coming months. However, a reduction of forecasted inventory purchases may result in a portion of these foreign exchange contracts no longer qualifying as cash flow hedges. This may result in an acceleration of the recognition of the pre-tax loss included in Accumulated Other Comprehensive Income, which is currently on the Balance Sheet. At this time, we continue to consider these forecasted inventory purchases to be probable.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax gain of $1.4 and $1.0 at June 30, 2011 and September 30, 2010, respectively. Over the next twelve months, approximately $1.1 of the gain included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2012. There were 15 open contracts at June 30, 2011.

Based on current pricing applicable to the Company including hedging contracts and other supply agreements, we expect the cost of raw materials and commodities to be approximately $8 to $10 unfavorable for the remainder of fiscal 2011 as compared to the costs for the same nine month period in the prior year.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2011, the Company had $538.6 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $2 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at June 30, 2011.

During 2009, the Company entered into interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.9%. These hedging instruments are considered cash flow hedges for accounting purposes. At June 30, 2011 and September 30, 2010, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $5.8 and $7.8 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed).

Stock Price Exposure

At June 30, 2011, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $0.8, which was included in other current assets at June 30, 2011 and $2.9, which was included in other current liabilities at September 30, 2010. The change in fair value of the total share option for the quarter and nine months ended June 30, 2011 resulted in income of $0.9 and $3.7, respectively, and for the quarter and nine months ended June 30, 2010 resulted in expense of $8.8 and $11.4, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

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

Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	The success of new products and the ability to continually develop new products;

•	Energizer's ability to predict consumer consumption trends with respect to the overall battery category and Energizer's other businesses;

•	Energizer's ability to improve operations and realize cost savings;

•	Energizer's ability to continue planned advertising and other promotional spending may be impacted by lower than anticipated cash flows, or by alternative investment opportunities;

•	Anticipating the impact of raw material and other commodity costs;

•	The possibility that estimates related to the restructuring initiatives may change as management develops and finalizes its plans;

•	Energizer's ability to timely implement the strategic initiatives in a manner that will positively impact our financial condition and results of operation;

•	The impact of the strategic initiatives on Energizer's relationships with its employees, its major customers and vendors;

•	Risks related to the integration of the acquisition of ASR;

•	The impact of the volatility of the capital markets and rating agency actions on Energizer's ability to secure debt financing on satisfactory terms;

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

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

     There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2011	—	$—	—	7,006,100
May 1 to 31, 2011	1,942	$75.17	—	7,006,100
June 1 to 30, 2011	1,222	$75.04	—	7,006,100

(1)
3,164 shares purchased during the quarter relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)
Although no shares were repurchased during the third quarter, the Company previously announced the share repurchase authorization of 10,000,000, under which 7,006,100 shares may still be repurchased as of June 30, 2011.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	July 29, 2011

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1
Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on March 16, 2000)).

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 27, 2011).

4.1
Indenture, dated as of May 19, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 19, 2011).

4.2
Supplemental Indenture, dated as of May 19, 2011, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 19, 2011).

4.3
Registration Rights Agreement, dated as of May 16, 2011 by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and JP Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company's Current Report of Form 8-K filed May 19, 2011).

10.1
Amended and Restated Revolving Credit Agreement dated as of May 6, 2011 among Energizer Holdings, Inc., a Missouri corporation, the institutions from time to time parties thereto as lenders and JP Morgan Chase Bank, N.A., in its capacity as Administrative Agent, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-syndication agents and Citibank, N.A. and Sun Trust Bank, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 6, 2011).

10.2
Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement dated as of May 2, 2011 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, Three Pillars Funding LLC, as conduit and committed purchaser, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch, as an agent, a committed purchaser and administrative agent, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 6, 2011).

10.3
Purchase Agreement, dated as of May 16, 2011, by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and JP Morgan Securities LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 19, 2011).

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