Form 10-K
period 2011-09-30
ENERGIZER HOLDINGS INC
filed 2011-11-22
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Yes: ☐      No: ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2011, the last day of the registrant’s most recently completed second quarter: $4,901,860,442.

(For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 16, 2011: 66,903,283.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2011 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 30, 2012. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2011. (Part III of Form 10-K).

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future earnings, investment or spending initiatives, cost savings related to our restructuring project, the impact of certain price increases, anticipated advertising and promotional spending, the estimated impact of foreign currency movements, raw material and commodity costs, category value and future volume, sales and growth in some of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.

The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	Energizer's ability to improve operations and realize cost savings including cost savings anticipated from restructuring activities;

•	Energizer's ability to timely implement strategic initiatives in a manner that will positively impact our financial condition and results of operation;

•	The impact of strategic initiatives on Energizer's relationships with its employees, its major customers and vendors;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability for the year with any degree of certainty;

•	The success of new products and the ability to continually develop new products;

•	Energizer's ability to predict consumption trends with respect to the overall battery category and Energizer's other businesses;

•	Energizer's ability to continue planned advertising and other promotional spending may be impacted by lower than anticipated cash flows, or by alternative investment opportunities;

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

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents.

PART I

Item 1. Business.

General

Energizer Holdings, Inc., incorporated in Missouri in 1999, is one of the world's largest manufacturers and marketers of primary batteries, portable lighting and personal care products in the wet shave, skin care, feminine care and infant care categories. On April 1, 2000, all of the outstanding shares of common stock of Energizer were distributed in a tax-free spin-off to shareholders of Ralston Purina Company.

Energizer is the successor to over 100 years of expertise in the battery and portable lighting products industry. Its brand names Energizer and Eveready have worldwide recognition for quality and dependability, and are marketed and sold in more than 165 countries.

On March 28, 2003, we completed the acquisition of the Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. SWS is the second largest manufacturer and marketer of men's and women's wet shave products in the world. Its portfolio of products include: Quattro for Women, Intuition, Lady Protector and Silk Effects Plus women's shaving systems and Hydro, Quattro and Protector men's shaving systems, as well as the Quattro, Xtreme 3, and Slim Twin/Exacta disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold in more than 140 countries.

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

On November 23, 2010, we completed the acquisition of American Safety Razor, LLC, a Delaware limited liability company (“ASR”), as we acquired substantially all of the assets of ASR, including the assets of its U.S. subsidiaries and the stock of its non-U.S. subsidiaries, and assumed substantially all of the liabilities of ASR and its U.S. subsidiaries, for a cash purchase price of $301 million. ASR, founded in 1875, is the leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades.

Our subsidiaries operate a number of manufacturing and packaging facilities in 14 countries on five continents, as listed in Item 2 below, and as of September 30, 2011, employ almost 5,000 colleagues in the United States and approximately 10,000 in foreign jurisdictions, exclusive of certain third-party contracted labor arrangements.

When we use the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

We use Energizer, Schick, Wilkinson Sword, Playtex, Edge, Skintimate, Personna and the Energizer, Schick, Wilkinson Sword, Playtex, Edge and Skintimate logos as our trademarks or those of our subsidiaries. Product names appearing throughout in italics are trademarks of Energizer Holdings, Inc. or its subsidiaries. This Annual Report on Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

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
Industries

We manufacture and sell products in five distinct product categories: battery and lighting products, wet shave, skin care, feminine care and infant care. Our two largest categories by revenue are battery products and wet shave. The battery category comprises two primary competitors, Energizer with its Energizer and Eveready brands and Procter & Gamble with its Duracell brand. We estimate Energizer and Proctor & Gamble collectively represent approximately 70% share in the markets in which we compete. The wet shave category comprises two primary competitors, Procter & Gamble's Gillette and Energizer's Schick-Wilkinson Sword, which we estimate collectively represent more than 80% of the global wet shave market. For information about net sales, earnings before income taxes, depreciation and amortization, total assets and capital expenditures of each of our segments, and geographic segment information, including net sales to customers and long-lived assets, refer to Note 19 of the Notes to Consolidated Financial Statements.

Personal Care

The Personal Care division includes Wet Shave products sold under the Schick, Wilkinson Sword, Edge, Skintimate and Personna brand names, Skin Care products sold under the Banana Boat, Hawaiian Tropic, Wet Ones and Playtex brand names, and Feminine Care and Infant Care products sold under the Playtex and Diaper Genie brand names.

We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. We market our wet shave products in more than 140 countries worldwide. SWS' primary markets are the U.S., Japan and the larger countries of Western Europe. We estimate our overall share of the wet shave category for these major markets at 21% in fiscal 2011, and 20% in 2010 and 2009. We currently maintain the #2 global market share position in wet shaving. Category blade unit consumption has been relatively flat for a number of years. However, product innovations and corresponding increased per unit prices have accounted for category growth. The category is extremely competitive with competitors vying for consumer loyalty and retail shelf space.

On June 5, 2009, we completed the acquisition of the Edge and Skintimate shave preparation brands from SCJ. This added U.S. market leading shave preparation products, including shaving gels and creams, to our wet shave portfolio.

SWS has gained recognition for its innovation and development of new products designed to improve the shaving experience, including the introduction of the Intuition women's system in 2003, a unique system incorporating a three-bladed razor surrounded by a skin conditioning solid which lathers, shaves and provides extra moisture in one step. In 2003, SWS introduced the Quattro men's shaving system, the first four blade razor system for men. In 2010, SWS introduced Schick Hydro, a new men's shaving system, which incorporates new technologies including innovative skin protectors that act to smooth skin between blade tips and an advanced hydrating gel reservoir that lubricates throughout the shaving process. Schick Hydro is available in three- and five-blade models. Additionally, the Company launched a new line of Schick Hydro shave gels, which coupled with the Schick Hydro razor, delivers a complete skin comfort system that goes beyond hair removal to care for men's skin.

On October 1, 2007, Energizer acquired Playtex, a leading North American manufacturer and marketer in the skin, feminine and infant care product categories, with a diversified portfolio of well-recognized branded consumer products.

In Skin Care, we market sun care products under the Banana Boat and Hawaiian Tropic brands. We believe these brands, on a combined basis, hold a leading market share position in the U.S. sun care category. The sun care category in the U.S. is segmented by product type such as general protection, tanning and babies; as well as by method of application such as lotions and sprays. We compete across this full spectrum of sun care products. We also offer Wet Ones, the leader in the U.S. portable hand wipes category, and Playtex household gloves, the branded household glove leader in the U.S.

In feminine care, we believe Playtex is the second largest selling tampon brand overall in the U.S. We offer plastic applicator tampons under the Playtex Gentle Glide and Playtex Sport brands, and Playtex Personal Cleansing Cloths, a pre-moistened wipe for feminine hygiene.

In infant care, we market a broad range of products including bottles, cups, and mealtime products under the Playtex brand name. We also offer a line of pacifiers, including the Ortho-Pro and Binky pacifiers. We believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. The refill liners individually seal diapers in an odor-proof plastic film.

On November 23, 2010, Energizer acquired ASR, the leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades. In wet shave, ASR manufactures, distributes and sells a complete line of private label / value wet shaving disposable razors, shaving systems and replacement blades. These wet shave products are sold primarily under a retailer's store name or under value brand names such as Personna, Matrix, Magnum, Mystique, Solara and GEM.

Household Products

Energizer's Household Products division manufactures and markets one of the most extensive product portfolios in household batteries, specialty batteries and lighting products.

In household batteries, we offer batteries using carbon zinc, alkaline, rechargeable and lithium technologies. These products are marketed and sold in the price, premium and performance segments. This allows us to penetrate the broad range of the market and meet most consumer needs. We distribute our portfolio of household and specialty batteries and portable lighting products through a global distribution network, which also provides a platform for the distribution of our personal care products.

The battery category is highly competitive as brands compete for consumer acceptance and retail shelf space. Pricing actions in response to rising material costs have raised retail prices over time. However, pricing actions are not always available to fully offset material cost increases, especially in highly competitive markets.

We continually engage in ongoing reviews of all of our categories. Recent studies have indicated that an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this continues to create a negative impact on the demand for primary batteries. This trend, coupled with aggressive competitive activity in the U.S. and other markets, could put additional pressure on segment results going forward. See “Energizer Holdings, Inc. - Management's Discussion and Analysis of Results of Operations and Financial Condition - Segment Information - Household Products” for further discussion of actions taken by Energizer relating to this trend.

In an effort to diversify our Household Products portfolio, Energizer has leveraged its long history of innovation. Since Energizer's invention of the first D cell battery in 1893, we have been committed to developing and marketing innovative new products for the portable power and portable lighting products market. Energizer's track record includes the first to market the Alkaline battery, the first mercury-free Alkaline battery, the first mercury-free Hearing Aid battery and the longest lasting AA and AAA battery for high-tech devices - Ultimate Lithium.

Consistent with our long history of innovation, we introduced a new line of power solutions in late 2011 for consumers' most critical portable electronic devices. Consumers have become accustomed to an unplugged lifestyle where mobile devices are critical in everyday life. We believe consumers are looking for universal, easy-to-use solutions - solutions that address their needs for longer battery life, the ability to charge on the go and increased convenience in the way they charge their devices, from faster charge times to reducing clutter. In late fiscal 2011, we introduced a new line of chargers and cables that leverage the USB industry standard to bring convenient and portable charging to the home, office, and car. This complements our 2010 introduction of the world's first Qi (chee)-certified Inductive Charging portfolio. Energizer's inductive charging pads and sleeves enable consumers to charge wirelessly on the world's only wireless power standard, Qi. The Wireless Power Consortium's Qi standard continues to gain momentum and device manufacturers are beginning to launch this technology in cellular phones.

In addition, Energizer has a strong lighting products business that has evolved with changes in consumer tastes and demands. We are leveraging our expertise in lighting design, brand development and distribution capabilities to expand the household lighting product solutions available in the marketplace.

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

Sales and Distribution

Energizer's products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S. and Canada, Household Products and Personal Care each has a dedicated commercial organization reflecting the scale and importance of these businesses. Outside the U.S. and Canada, the commercial teams market our full portfolio of product offerings. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

Although a large percentage of Energizer's sales are attributable to a relatively small number of retail customers, in fiscal 2011, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer's annual sales. For fiscal year 2011, this customer accounted for, in the aggregate, approximately 19.5% of Energizer's sales. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.

Patents, Technology and Trademarks

Energizer owns a number of U.S., Canadian and foreign trademarks, which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include Eveready, Energizer, Energizer Max, Schick, Wilkinson Sword, Intuition, Hydro, Quattro, Xtreme 3, Protector, Lady Protector, Silk Effects, ST Slim Twin, Exacta, Edge, Skintimate, Personna, Capri, Matrix3, M5 Magnum, Bump Fighter, Speed3, Burma-Shave, Mystique, Banana Boat, Hawaiian Tropic, Avotriplex, Sunsure, Sunsure Protectin & design, UV Protect & design, Binky, Diaper Genie, Litter Genie, Drop-Ins, The First Sipster, Lil' Gripper, Coolster, Gentle Glide, 360° Protection & design, Get on the Boat, Habiscus Floral design, HandSaver, Insulator, Insulator Sport, NaturaLatch, Natural Shape, Love Every Moment & design, Most Like Mother, Twist 'N Click & design, Ortho Pro, Sipster, Sport, VentAire, Ventaire Advanced Crystal Clear, Wet Ones, and the Energizer Bunny and the Energizer Man character. As a result of the Playtex acquisition, Energizer also owns royalty-free licenses in perpetuity to the Playtex and Living trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

Energizer's ability to compete effectively in the battery and portable lighting, wet shave, skin care, feminine care and infant care categories depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are significant to its business. These relate primarily to battery product and lighting device improvements, additional battery product features, shaving product improvements and additional features, plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children's drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, and breast pump products and improvements, and manufacturing processes.

As of September 30, 2011, Energizer owned (directly or beneficially) approximately 1,400 unexpired United States patents which have a range of expiration dates from June 2011 to December 2028, and had almost 400 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Energizer also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2011, Energizer owned (directly or beneficially) approximately 2,800 foreign patents and had approximately 1,700 patent applications pending in foreign countries.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.

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

Our principal battery competitors in the U.S. are Duracell International, Inc., a subsidiary of Procter & Gamble Company, and Spectrum Brands, Inc. We believe private-label sales by large retailers has some impact on the market in some parts of the world. Duracell and Panasonic are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

The global shaving products business, comprised of wet shave blades and razors, electric shavers, lotions and creams, is a growing consumer product segment worldwide. The wet shave segment of that business, the segment in which we participate, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets with demographic trends that result in a stable, predictable number of shaving consumers. We believe that those markets will rely primarily on new premium priced product introductions for growth as category blade unit consumption has been relatively flat for a number of years. As a result of demographic trends, however, there is a growth trend predicted for the wet shave segment in Latin American, Asian and Eastern European countries. Our principal competitors in the wet shave business worldwide are Procter & Gamble Company which owns the Gillette brand and is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment.

The markets for skin care, feminine care and infant care products are also highly competitive, characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our competitors in these product lines consist of a large number of domestic and foreign companies, including Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Merck & Co., Inc. and Johnson & Johnson in skin care, and a variety of competitors in the fragmented infant care market. In feminine care, we believe private label sales by large retailers in the U.S. have been growing.

Governmental Regulation and Environmental Matters

Energizer's operations are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment.

The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to eight federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to two state-designated sites, and certain international locations. Liability in the U.S. under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agencies that are involved on the state-designated sites, and other PRPs are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of the Company and the other PRPs at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRPs and other site users.

The amount of the Company's ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used.

In addition, the Company undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in November 1999. Responsibility for those programs was assumed by the buyer at the time of the divestiture. In 2001, the buyer, as well as its operating subsidiary which owned and operated the Gainesville facility, filed petitions in bankruptcy. In the event that the buyer and its affiliates become unable to continue the programs to reduce or eliminate contamination, the Company could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site. Under the terms of the Reorganization Agreement between the Company and Ralston Purina Company, however, which has been assumed by an affiliate of The Nestle Corporation, Ralston's successor is obligated to indemnify the Company for 50% of any such liabilities in excess of $3 million.

Under the terms of the Stock and Asset Purchase Agreement between Pfizer, Inc. and the Company, relating to the acquisition of the SWS business, environmental liabilities related to pre-closing operations of that business, or associated with properties acquired, are generally retained by Pfizer, subject to time limitations varying from 2 years to 10 years following closing with respect to various classes or types of liabilities, minimum thresholds for indemnification by Pfizer, and maximum limitations on Pfizer's liability, which thresholds and limitations also vary with respect to various classes or types of liabilities.

Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. In addition, certain regulations have been enacted or are being considered in North America and certain European and Latin American countries with respect to battery recycling programs. As such economies develop, it is possible that new regulations may increase the risk and expense of doing business in such countries.

Accruals for environmental remediation are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessments take place and remediation efforts progress, or as additional technical or legal information becomes available.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals of approximately $20 million for estimated liabilities at September 30, 2011, should not be material to the business or financial condition of the Company. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans, changes in legal requirements, including any requirements related to global climate change, or other factors.

Certain of Energizer's products are subject to regulation under the Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration (“FDA”).

The FDA adopted in June 2011 a final rule setting forth testing requirements and labeling standards for sunscreen products. The rule results in new testing requirements and revised labeling for the Banana Boat and Hawaiian Tropic product lines, as well as competitors' products by June 19, 2012. Energizer does not expect the costs of complying with these changes to be material.

Available Information

Energizer regularly files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. The SEC maintains an Internet site containing these reports, and proxy and information statements, at www.sec.gov. These filings are also available free of charge on Energizer's website, at www.energizer.com, as soon as reasonably practicable after their electronic filing with the SEC. Information on Energizer's website does not constitute part of this Form 10-K.

Other Matters

Additional descriptions of the business of Energizer in response to Item 1, and the summary of selected financial data appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION and appearing under “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 19 - Segment Information,” are included in Exhibit 13 attached hereto and incorporated herein by reference. This information will also appear in the Energizer Holdings, Inc. 2011 Annual Report.

Item 1A. Risk Factors.

The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. Energizer may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future.

Energizer faces risks associated with global economic conditions and credit markets.

Unfavorable global economic conditions, increased unemployment levels and uncertainty about the future economic prospects could reduce consumer demand for our products as a result of a reduction in discretionary spending of the consumers or a shift of purchasing patterns to lower-cost options such as private label. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. These general risks were heightened recently as economic conditions globally deteriorated significantly and the recovery in most developed markets remains sluggish. Worsening economic conditions could harm our sales and profitability. Additionally, disruptions in credit markets could increase our cost of borrowing. If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.

If Energizer cannot continue to develop new products in a timely manner, and at favorable margins, it may not be able to compete effectively.

The battery, portable lighting products, wet shave, skin care, feminine care and infant care industries have been notable for the pace of innovations in product life, product design and applied technology, and our success depends on future innovations. The successful development and introduction of new products, such as Schick Hydro, and line extensions face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the possibility of reducing the sales of our existing products. There can be no assurance that our investments in research and development will lead to innovation and that we can recover the costs of such investments, or that our competitors will not introduce new or enhanced products that significantly outperform Energizer's, or develop manufacturing technology which permits them to manufacture at a lower cost relative to ours. If we fail to develop and launch successful new products, we may be unable to grow our business and compete successfully.

Competition in Energizer's industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

The categories in which Energizer operates, including battery, portable lighting products, wet shave, skin care, feminine care and infant care, are mature and highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and limited retail shelf space. At times, our retailer customers have sought to obtain pricing concessions or better trade terms, and because of the highly competitive environment in which we operate as well as increasing retailer concentration, their efforts can be successful, resulting in either reduction of our margins, or our relative disadvantage to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer's ability to compete effectively may be affected by a number of factors, including:

•
Energizer's primary competitor in batteries, wet shave and feminine care products, The Procter & Gamble Company, has substantially greater financial, marketing and other resources and greater market share in certain segments than Energizer does, as well as significant scale and negotiating leverage with retailers and suppliers;

•
Energizer's competitors may have lower production, sales and distribution costs, and higher profit margins, than Energizer, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors may be able to obtain exclusive distribution rights at particular retailers, or favorable in-store placement; and

•	we may lose market share to private label brands sold by retail chains, which are typically sold at lower prices than our products.

The performance of the primary battery product category may be impacted by further changes in technology and device trends, which could impair Energizer's operating results and growth prospects.

We believe an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this continues to create a negative impact on the demand for primary batteries. This trend could put additional pressure on segment results going forward. Development and commercialization of new battery or device technologies not available to Energizer could also negatively impact our results and prospects.

Energizer is subject to risks related to its international operations, including currency fluctuations, which could adversely affect our results of operations.

Energizer's businesses are currently conducted on a worldwide basis, with almost 50% of our sales in fiscal 2011 arising from foreign countries, and a significant portion of our production capacity located overseas. Consequently, Energizer is subject to a number of risks associated with doing business in foreign countries, including:

•	the effect of foreign income and withholding taxes, U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•
our ability to utilize foreign based cash for various strategic needs could result in significant income tax expenses, which are not currently provided since we intend and plan to permanently reinvest these earnings in our foreign affiliates to fund local operations, fund pension and post retirement liabilities and to fund capital projects;

•	social legislation in certain countries;

•	the possibility of expropriation, confiscatory taxation or price controls;

•	adverse changes in local investment or exchange control regulations;

•	hyperinflationary conditions in certain economies;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;

•	legal and regulatory constraints;

•	tariffs and other trade barriers; and

•	difficulty in enforcing contractual and intellectual property rights.

Almost 50% of Energizer's sales in fiscal 2011 were denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits.

Energizer's business is subject to regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Food and Drug Administration, the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. New or more restrictive regulations or more restrictive interpretations of existing regulations could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities in both high-tax and low-tax countries have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations relating to health care and energy. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes, recycling of batteries, and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations, including remediation costs relating to our current and former properties and third party waste disposal sites. It is possible that we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.

The resolution of Energizer's tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations.

Significant estimation and judgment is required in determining our provisions for income taxes in the U.S. and jurisdictions outside the U.S. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and although we believe our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse impact on future operating results.

Changes in production costs, including raw material prices, could erode Energizer's profit margins and negatively impact operating results.

Pricing and availability of raw materials, energy, and shipping and other services needed for our business can be volatile due to general economic conditions, labor costs, production levels, import duties and tariffs and other factors beyond our control. In the past, substantial increases in the cost of a number of raw materials have been partially offset by price increases. However, there is no certainty that Energizer will be able to offset future cost increases, especially given the competitive environment. This volatility can significantly affect our production cost, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

Energizer has a substantial level of indebtedness and is subject to various covenants relating to such indebtedness, which limits its discretion to operate and grow its business.

Energizer's current debt level remains at almost $2.4 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.

Additionally, many of our debt instruments are subject to certain financial and other covenants, including debt ratio tests. We may be in breach of such covenants in the event of future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events. In the event of such breach, our lenders may be entitled to accelerate the related debt as well as any other debt to which a cross-default provision applies, and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. There is no assurance that we would obtain such amendments or waivers or effect such refinancing, or that we would be able to do so on terms similar to our current debt instruments. The covenants and financial ratio requirements contained in our debt instruments could also increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, place us at a competitive disadvantage as compared to our competitors that have greater financial flexibility and limit, among other things, our ability to borrow additional funds.

Our credit ratings are important to our cost of capital.

The major credit rating agencies periodically evaluate our creditworthiness and have given us specified credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies. We aim to maintain our current ratings as they serve to lower our borrowing costs and facilitate our access to sources of capital on terms that we consider advantageous to our business. Failure to maintain our credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.

Impairment of our goodwill and other intangible assets would result in a reduction in net income.

Energizer has a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates may result in an impairment charge, which could have an adverse impact on our operating results and financial position.

Loss of reputation of our leading brands could have an adverse effect on our business.

We depend on the continuing reputation and success of our brands, particularly the Energizer, Eveready, Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Diaper Genie, Wet Ones, Banana Boat and Hawaiian Tropic brands. The success of these brands can suffer if our marketing plans or new product offerings do not have the desired impact on our brand's image or ability to attract consumers. Further our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.

Loss of any of our principal customers could significantly decrease our sales and profitability.

Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 19.5% of net sales in fiscal 2011. Generally, sales to Wal-Mart and our other top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers would harm our sales and profitability. Additionally, increasing retailer customer concentration could result in reduced sales outlets for our products, greater negotiating pressures and pricing requirements on Energizer.

Energizer's manufacturing facilities or supply channels may be subject to disruption from events beyond our control.

Operations of our manufacturing and packaging facilities worldwide may be subject to disruption for a variety of reasons, including availability of raw materials, work stoppages, industrial accidents, disruptions in logistics, loss or impairment of key manufacturing sites, product quality or safety issues, licensing requirements and other regulatory issues and acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. The supply of our raw materials may be similarly disrupted. There is also a possibility that third party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some which are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to communicating within Energizer and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. The information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results.

Energizer's business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We cannot assure you that our product liability insurance covers all types of claims, particularly claims that do not involve personal injury or property damage, that such claims will not exceed the amount of insurance coverage, or that we will be able to maintain such insurance on acceptable terms, if at all. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our or our products' reputation. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

We may experience losses or be subject to increased funding and expenses related to our pension plans.

The funding obligations for Energizer's pension plans, including those assumed in the ASR acquisition, are impacted by the performance of the financial markets, interest rates and governmental regulations. If the investment of plan assets does not provide the expected long-term returns, interest rates change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make significant additional pension contributions which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements.

If Energizer fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

In fiscal 2011, the vast majority of our total revenues were from products bearing proprietary trademarks and brand names. In addition, Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology. Accordingly, Energizer relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that Energizer will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the United States, the laws of some other countries in which Energizer's products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We cannot be certain that our intellectual property rights will not be invalidated, circumvented or challenged in the future, and Energizer could incur significant costs in connection with legal actions relating to such rights. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We have completed four significant acquisitions since becoming an independent company in 2000, including, most recently, the acquisition of ASR in fiscal 2011. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

Even if we can complete future acquisitions, we face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired business, and may cause an interruption of, or a loss of momentum in, the business. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.

The integration of Energizer's and ASR's businesses may not be successful or anticipated benefits from the acquisition may not be realized.

The integration of the operations of the recently acquired ASR business with Energizer's business will continue to require a significant amount of time and attention as well as financial resources. Furthermore, ASR offers private label products, a product group in which we have limited experience.

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the acquisition, or realize these benefits within the time frame that is currently expected. The benefits of the acquisition may also be offset by operating losses relating to changes in commodity pricing, or in increased competition, or by risks and uncertainties relating to the combined company's private label and branded products. If we fail to realize the benefits we anticipate from the acquisition, our results of operations may be adversely affected.

Additional descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” are included in Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2011 Annual Report to Shareholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

A list of Energizer's principal plants and facilities as of the date of filing. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

HOUSEHOLD PRODUCTS
North America	Asia
Asheboro, NC (2)	Bogang, People’s Republic of China (1)(9)
Bennington, VT	Cimanggis, Indonesia (8)
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Johor, Malaysia
Maryville, MO	Jurong, Singapore (8)
St. Albans, VT	Tianjin, People’s Republic of China (1)
Walkerton, Ontario, Canada (5)
Westlake, OH (3)	Africa
Alexandria, Egypt
Nakuru, Kenya (4)

PERSONAL CARE

North America	Europe
Milford, CT	Nove Modlany, Czech Republic (1)
Verona, VA	Solingen, Germany
Obregon, Mexico (1)
Mexico City, Mexico (1)	South America
Knoxville, TN	Sao Paolo, Brazil (11)
Dover, DE (6)	Santa Catarina, Brazil (1)
Sidney, OH (7)
Ormond Beach, FL
Allendale, NJ (1)(3)
Racine, Wisconsin (10)

Asia
Nazareth, Israel
Guangzhou, People’s Republic of China (1)

ADMINISTRATIVE AND
EXECUTIVE OFFICES
St. Louis, Missouri (1)	Mississauga, Ontario, Canada (1)
Shelton, CT (1)	Cedar Knolls, NJ (1)

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

Item 3. Legal Proceedings

The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Company business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to the Company's financial position, taking into account established accruals for estimated liabilities. These liabilities, however, could be material to results of operations or cash flows for a particular quarter or year.

See also the discussion captioned “Governmental Regulation and Environmental Matters” under Item 1 above.

Item 4. (Removed and Reserved).

Item 4a. Executive Officers Of The Registrant.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2011. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Ward M. Klein- Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 56.

Joseph W. McClanathan- President and Chief Executive Officer, Energizer Household Products since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Energizer Battery from 2004 to 2007, and President, North America from 2002 to 2004. Mr. McClanathan joined the Eveready Battery division of Union Carbide Corporation in 1974. He served as Vice President, North America of Energizer from 2000 to 2002, as Vice President and Chairman, North America of Eveready Battery Company, Inc. from 1999 to 2000, as Vice President, Chief Technology Officer from 1996 to 1999, and as Vice President, General Manager, Energizer Power Systems division from 1993 to 1996. Age: 59.

David P. Hatfield- President and Chief Executive Officer, Energizer Personal Care since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Schick-Wilkinson Sword from April to November, 2007, as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, as Vice President, North American and Global Marketing, from 1999 to 2004. Age: 51.

Daniel J. Sescleifer- Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 49.

Gayle G. Stratmann- Vice President and General Counsel of Energizer since March, 2003. Ms. Stratmann joined Eveready Battery Company, Inc. in 1990. Prior to her current position, she served as Vice President, Legal Matters - Operations of Eveready Battery Company, Inc. since 2002. From 1996 to 2002, she served as Assistant General Counsel - Domestic. Ms. Stratmann has notified the Company that she will retire from the Company in the first half of calendar 2012. Age: 55.

Peter J. Conrad- Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997. Prior to his current position, he served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995-97. Age: 51.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

ENR Stock is listed on the New York Stock Exchange. As of September 30, 2011, there were approximately 11,500 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for ENR Stock for the period from October 1, 2009 to September 30, 2011. No dividends were declared or paid on ENR Stock during that period, and the Company does not currently intend to pay dividends during fiscal year 2012.

Market Price Range
	FY2011			FY2010
First Quarter	$61.69	—	$77.09	$52.58	—	$66.90
Second Quarter	$61.60	—	$75.97	$53.88	—	$65.74
Third Quarter	$68.37	—	$77.47	$50.24	—	$63.37
Fourth Quarter	$64.92	—	$84.94	$49.25	—	$72.60

     There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2011 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares purchased	Average price paid per shares
July 1, 2011-July 31, 2011	1,298	$76.98
August 1, 2011-August 31, 2011	1,439	$74.66
September 1, 2011 – September 30, 2011	25	$65.03

With respect to the above table, the number of shares withheld in connection with employee withholding obligations was as follows: 3,351 in July, 8,431 in August and 86 in September.

No other shares of common stock were purchased during the quarter ended September 30, 2011. Subsequent to the end of the fiscal year which ended September 30, 2011 and through November 20, 2011, the Company repurchased an additional 0.8 shares of its common stock at a cost of approximately $56.

The following graph compares the cumulative 5-year total return provided to shareholders on Energizer Holdings, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 9/30/2006 and its relative performance is tracked through 9/30/2011. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

Years are updated, other info is not.	9/06	9/07	9/08	9/09	9/10	9/11
Energizer Holdings, Inc.	100.00	126.97	195.50	142.06	117.00	118.57
S&P Midcap 400	100.00	106.56	126.55	105.44	102.16	120.33
S&P Household Products	100.00	108.86	125.07	127.12	113.67	122.05

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm of the Energizer Holdings, Inc. is included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item, appearing under the Section captioned “Executive Officers of the Registrant” in Item 4a, Part I of this Annual Report on Form 10-K, and the information which will be in our Proxy Statement under the captions “Information about Nominees and other Directors,” “Information about Nominees and other Directors - Board of Directors Standing Committees,” and “Information about Nominees and other Directors - Board of Directors Standing Committees - Committee Charters, Governance and Codes of Conduct,” is hereby incorporated by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted business practices and standards of conduct that are applicable to all employees, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Controller. The Company has also adopted a code of business conduct applicable to the Board of Directors. The codes have been posted on the Company's website at www.energizerholdings.com under “About Energizer-Codes of Conduct.” In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Form 8-K, the Company intends to satisfy such disclosure by posting such information on its website for at least a 12-month period.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Documents filed with this report:
	1.	Financial statements included as Exhibit 13 attached hereto and incorporated by reference herein:
		-	Report of Independent Registered Public Accounting Firm.
		-	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2011, 2010 and 2009.
		-	Consolidated Balance Sheets -- at September 30, 2011 and 2010.
		-	Consolidated Statements of Cash Flows -- for years ended September 30, 2011, 2010, and 2009.
		-	Consolidated Statements of Shareholders’ Equity -- at September 30, 2011, 2010 and 2009.
		-	Notes to Consolidated Financial Statements.
Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.
	2.	Financial Statement Schedules.
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

			3.1	Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Energizer’s Amendment No. 3 to Form 10, filed March 16, 2000).

			3.2	Amended Bylaws of Energizer Holdings, Inc., restated as of April 25, 2011 (incorporated by reference to Exhibit 3.1 of Energizer’s Current Report on Form 8-K, filed April 27, 2011).

4.1
Rights Agreement between Energizer Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

4.2
Indenture, dated as of May 19, 2011, by and among Energizer Holdings, Inc., the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Energizer's Current Report on Form 8-K, filed May 19, 2011).

4.3
First Supplemental Indenture, dated as of May 19, 2011, by and among Energizer Holdings, Inc., the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Energizer's Current Report on Form 8-K, filed May 19, 2011).

4.4
Registration Rights Agreement, dated as of May 16, 2011, by and among Energizer Holdings, Inc., the guarantors named therein, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and JP Morgan Securities LLC, as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 of Energizer's Current Report on Form 8-K, filed May 19, 2011).

			10.1	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

			10.2	Energizer Holdings, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

			10.3	Form of Indemnification Agreements with Executive Officers and Directors (incorporated by reference to Exhibit 10.4 of Energizer’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

			10.4	Executive Long Term Disability Plan (incorporated by reference to Exhibit 10.7 of Energizer's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

			10.5	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of Energizer's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).*

			10.6	Form of Non-Qualified Stock Option dated September 23, 2002 (incorporated by reference to Exhibit 10(i) of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2002).*

			10.7	Form of Non-Qualified Stock Option dated September 23, 2002 incorporated by reference to Exhibit 10(ii) of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2002).*

			10.8	Form of Non-Qualified Stock Option dated January 27, 2003 (incorporated by reference to Exhibit 10(i) of Energizer's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002).*

10.9
Stock and Asset Purchase Agreement between Pfizer Inc. and Energizer Holdings, Inc. (incorporated by reference to Exhibit 10(vi) of Energizer's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2002).

10.10
Form of Restricted Stock Equivalent Award Agreement dated May 19, 2003 (incorporated by reference to Exhibit 10(ii) of Energizer's Amended Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).*

			10.11	Form of Non-Qualified Stock Option dated May 19, 2003 (incorporated by reference to Exhibit 10(iii) of Energizer's Amended Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).*

10.12
Energizer Holdings, Inc. Note Purchase Agreement dated as of June 1, 2003 (incorporated by reference to Exhibit 10(viii) of Energizer's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003).

10.13
Amended and Restated Prepaid Share Option Transaction Agreement between Energizer Holdings, Inc. and Citigroup Global Markets Limited dated as of August 28, 2003 (incorporated by reference to Exhibit 10(i) of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2003).

			10.14	Form of Non-Qualified Stock Option dated January 26, 2004 (incorporated by reference to Exhibit 10 of Energizer's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2003).*

			10.15	Form of Non-Qualified Stock Option dated October 19, 2004 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 25, 2004).*

			10.16	Form of Non-Qualified Stock Option dated January 14, 2005 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed January 19, 2005).*

			10.17	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed January 19, 2005).*

			10.18	Form of Non-Qualified Stock Option dated January 25, 2005 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed January 27, 2005).*

			10.19	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed January 27, 2005).*

			10.20	2005 Note Purchase Agreement dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed September 29, 2005).

			10.21	2006 Note Purchase Agreement dated July 6, 2006 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed July 7, 2006).

			10.22	Form of Term Loan Credit Agreement dated December 3, 2007 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed December 4, 2007).

10.23
2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of Energizer's Annual Report on Form 10-K for the year ended September 30, 2008).*

			10.24	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 15, 2007).*

			10.25	Form of 2007 Note Purchase Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 17, 2007).

			10.26	Form of 2008 Performance Restricted Stock Equivalent Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K dated as of October 13, 2008).*

			10.27	Amended Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed October 15, 2008).*

			10.28	Form of Indemnification Agreement between Energizer and W. Klein (incorporated by reference to Exhibit 10 of Energizer's Current Report on Form 8-K filed November 5, 2008).*

			10.29	Form of Change of Control Employment Agreements, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.30	Energizer Holdings, Inc. 2000 Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.31	Form of Amendment to Certain Restricted Stock Equivalent Award Agreements (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.32	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009 (incorporated by reference to Exhibit 4 of Energizer's Registration Statement on Form S-8 filed February 2, 2009).*

			10.33	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed February 10, 2009).*

10.34
Third Amended and Restated Receivables Purchase Agreement dated as of May 4, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Gotham Funding Corporation, as a conduit, and Victory Receivables Corporation as a conduit (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed May 6, 2009).

10.35
Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement dated as of May 5, 2009 among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed May 6, 2009).

			10.36	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.37	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.38	Form of Retention Stock Option Award (incorporated by reference to Exhibit 10.3 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

10.39
The summary of revisions to the Company's director compensation program, and the resolution authorizing personal use of corporate aircraft by the chief executive officer, is hereby incorporated by reference to Energizer's Current Report on Form 8-K filed November 4, 2009.*

10.40
Amendment No. 2 to Third Amended and Restated Receivables Purchase Agreement dated as of May 3, 2010 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, The Bank of Tokyo-Mitsubishi, UFJ, LTD., New York Branch, as administrative agent and agent, Three Pillars Funding LLC, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.1 of Energizer's Quarterly Report on Form 10-Q for the period ended June 30, 2010).

			10.41	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.52 of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2010).*

10.42
Form of Restricted Stock Equivalent Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.53 of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2010).*

			10.43	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.54 of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2010).*

10.44
Form of Performance Restricted Stock Equivalent Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.55 of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2010).*

10.45
First Amendment to the 2009 Restatement of the Energizer Holdings, Inc. Deferred Compensation Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.49 of Amendment No. 1 to Energizer's Annual Report for the Year ended September 30, 2010 on Form 10-K/A, filed May 16, 2011).*

10.46
Amendment No. 2 to 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.47
2009 Restatement of Energizer Holdings, Inc. Executive Savings Investment Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.51 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.48
Amendment No. 1 to 2009 Restatement of Energizer Holdings, Inc. Executive Savings Investment Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.52 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.49
Amendment No. 2 to 2009 Restatement of Energizer Holdings, Inc. Executive Savings Investment Plan effective as of January 1, 2010 (incorporated by reference to Exhibit 10.53 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.50
2010 Restatement of Energizer Holdings, Inc. Supplemental Executive Retirement Plan dated October 15, 2010 (incorporated by reference to Exhibit 10.54 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.51
2009 Restatement of Energizer Holdings, Inc. Financial Planning Plan dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.52
Energizer Holdings, Inc. Executive Health Plan 2009 Restatement, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.56 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

			10.53	Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Energizer's Current Report on Form 8-K, filed January 21, 2011).*

10.54
Waiver and Amendment No. 3 to Third Amended and Restated Receivables Purchase Agreement dated as of February 24, 2011 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, Three Pillars Funding LLC, as conduit and committed purchaser, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch, as an agent, a committed purchaser and administrative agent, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.2 to Energizer's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011).

10.55
Amended and Restated Revolving Credit Agreement dated as of May 6, 2011 among Energizer Holdings, Inc., a Missouri corporation, the institutions from time to time parties thereto as lenders and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as co-syndication agents and Citibank, N.A. and Suntrust Bank, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Energizer's Current Report on Form 8-K, filed May 6, 2011).

10.56
Amendment No. 4 to Third Amended and Restated Receivables Purchase Agreement dated as of May 2, 2011 by and among Energizer Receivables Funding Corporation, as seller, Energizer Battery, Inc., as servicer, Energizer Personal Care, LLC, as sub-servicer, Three Pillars Funding LLC, as conduit and committed purchaser, Gotham Funding Corporation, and Victory Receivables Corporation as conduits, The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch, as an agent, a committed purchaser and administrative agent, and SunTrust Robinson Humphrey, Inc., as an agent (incorporated by reference to Exhibit 10.2 to Energizer's Current Report on Form 8-K, filed May 6, 2011).

10.57
Purchase Agreement, dated as of May 16, 2011, by and among Energizer Holdings, Inc., the guarantors named therein, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and JP Morgan Securities LLC, as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to Energizer's Current Report on Form 8-K, filed May 19, 2011).

10.58
The summary of Energizer's 2011 Annual Cash Bonus Award Program and 2011 Executive Officer Salaries is hereby incorporated by reference to Energizer's Current Report on Form 8-K filed October 19, 2010.*

			10.59	Energizer Holdings, Inc. Executive Health Plan for Retired Employees, restated effective January 1, 2011.*, **

			10.60	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed October 21, 2011).*

			10.61	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed October 21, 2011).*

			13	Portions of the Energizer Holdings, Inc. 2011 Annual Report to Shareholders for the year ended September 30, 2011, incorporated by reference herein.**

			21	Subsidiaries of Registrant.**

			23	Consent of Independent Registered Public Accounting Firm.**

			31.1	Section 302 Certification of Chief Executive Officer.**

			31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer.**

			32.1	Section 1350 Certification of Chief Executive Officer.**

			32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.**

101
Attached as Exhibit 101 to this Form 10-K are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2009, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2010 and 2011, (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 2009, 2010 and 2011, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933 or the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”**

*Denotes a management contract or compensatory plan or arrangement.
**Denotes filed herewith.
***The Asset Purchase Agreement has been included to provide investors and shareholders with information regarding its terms. It is not intended to provide any factual, business or operational information about Energizer or ASR. The Asset Purchase Agreement contains representations and warranties that the parties to the Agreement made solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that ASR provided to Energizer in connection with execution of the Asset Purchase Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Asset Purchase Agreement. Moreover, the representations and warranties in the Asset Purchase Agreement (i) are subject to materiality standards which may differ from what may be viewed as material by investors and shareholders, (ii) in certain cases, were used for the purpose of allocating risk among the parties rather than establishing matters as facts and (iii) were only made as of the date of the Asset Purchase Agreement and are modified in important part by the underlying disclosure schedules. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Asset Purchase Agreement, which subsequent information may or may not be fully reflected in Energizer's public disclosures. Pursuant to Item 601 (b) (2) of Regulation S-K schedules have been omitted and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

By	/s/ Ward M. Klein
Ward M. Klein
Chief Executive Officer

Date: November 22, 2011

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

Date: November 22, 2011