Form 10-Q
period 2011-12-31
ENERGIZER HOLDINGS INC
filed 2012-02-02
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on December 30, 2011: 65,359,757.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Three Months Ended December 31, 2011 and 2010	3

Unaudited Consolidated Balance Sheets (Condensed) as of December 31, 2011 and September 30, 2011	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Three Months Ended December 31, 2011 and 2010	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

SIGNATURE	37

EXHIBIT INDEX	38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2011	2010
Net sales	$1,198.1	$1,177.1
Cost of products sold	633.6	621.5
Gross profit	564.5	555.6

Selling, general and administrative expense	214.1	206.7
Advertising and promotion expense	96.4	128.7
Research and development expense	25.6	23.4
Household Products restructuring	(9.2)	1.9
Interest expense	29.9	29.2
Other financing items, net	(0.7)	3.2
Earnings before income taxes	208.4	162.5
Income tax provision	64.6	52.1
Net earnings	$143.8	$110.4

Basic earnings per share	$2.17	$1.56
Diluted earnings per share	$2.15	$1.55

Consolidated Statements of Comprehensive Income:
Net earnings	$143.8	$110.4
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(25.6)	(4.7)
Pension/postretirement activity, net of tax of $0.7 and $0.1 in fiscal 2012 and 2011, respectively	2.8	(0.6)
Deferred (loss)/gain on hedging activity, net of tax of $0.3 and $0.5 in fiscal 2012 and 2011, respectively	(1.1)	2.8
Total comprehensive income	$119.9	$107.9

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2011	September 30, 2011
Current assets
Cash and cash equivalents	$476.9	$471.2
Trade receivables, less allowance for doubtful accounts of $15.9 and $15.9, respectively	954.9	893.6
Inventories	640.9	653.4
Other current assets	382.5	374.4
Total current assets	2,455.2	2,392.6
Property, plant and equipment, net	860.8	885.4
Goodwill	1,467.7	1,475.3
Other intangible assets, net	1,870.4	1,878.2
Other assets	30.8	31.9
Total assets	$6,684.9	$6,663.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$546.0	$106.0
Notes payable	167.1	56.0
Accounts payable	259.0	289.6
Other current liabilities	642.0	707.7
Total current liabilities	1,614.1	1,159.3
Long-term debt	1,765.0	2,206.5
Other liabilities	1,215.4	1,196.3
Total liabilities	4,594.5	4,562.1
Shareholders' equity
Common stock	1.1	1.1
Additional paid-in capital	1,589.8	1,593.6
Retained earnings	2,756.5	2,613.0
Treasury stock	(2,052.4)	(1,925.7)
Accumulated other comprehensive loss	(204.6)	(180.7)
Total shareholders' equity	2,090.4	2,101.3
Total liabilities and shareholders' equity	$6,684.9	$6,663.4

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Quarter Ended December 31,
	2011	2010
Cash Flow from Operations
Net earnings	$143.8	$110.4
Non-cash items included in income	54.6	59.3
Other, net	3.6	(6.7)
Operating cash flow before changes in working capital	202.0	163.0
Changes in current assets and liabilities used in operations, net of effects of business acquisition	(174.2)	(164.0)
Net cash from/(used by) operations	27.8	(1.0)

Cash Flow from Investing Activities
Capital expenditures	(18.0)	(18.6)
Acquisition, net of cash acquired	—	(267.1)
Proceeds from sale of assets	16.9	0.3
Other, net	(1.5)	(3.0)
Net cash used by investing activities	(2.6)	(288.4)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(1.5)	(96.5)
Net increase in debt with original maturities of 90 days or less	120.9	200.0
Common stock purchased	(135.9)	—
Proceeds from issuance of common stock	1.2	4.0
Excess tax benefits from share-based payments	0.4	1.2
Net cash (used by)/from financing activities	(14.9)	108.7

Effect of exchange rate changes on cash	(4.6)	(4.9)

Net increase/(decrease) in cash and cash equivalents	5.7	(185.6)
Cash and cash equivalents, beginning of period	471.2	629.7
Cash and cash equivalents, end of period	$476.9	$444.1

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company has evaluated subsequent events and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2011 included in the Form 10-K as supplemented by the Current Report filed on Form 8-K on December 15, 2011.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). On November 23, 2010, which was in the first quarter of fiscal 2011, we completed the acquisition of American Safety Razor (ASR). ASR is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades and is part of the Company' s Personal Care segment. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, acquisition integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company's operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. Such allocations do not represent the costs of such services if performed on a stand-alone basis. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the businesses.

For the current year fiscal quarter, the Household Products restructuring activities generated pre-tax income of $9.2 due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $3.6 of additional restructuring costs. Household Products restructuring costs were not material in the prior year fiscal quarter.

The reduction in gross margin associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR, which was $2.7, pre-tax, in the prior year fiscal quarter, is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition. Such presentation reflects management's view on how segment results are evaluated.

The presentation for inventory write-up, acquisition transaction and integration costs, and substantially all of restructuring and realignment costs, reflects management’s view on how it evaluates segment performance.

Corporate assets shown in the following table include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments.

Segment sales and profitability for the quarter ended December 31, 2011 and 2010, respectively, are presented below.

	For the quarter ended December 31,
	2011	2010
Net Sales
Personal Care	$564.4	$508.6
Household Products	633.7	668.5
Total net sales	$1,198.1	$1,177.1

	For the quarter ended December 31,
	2011	2010
Operating Profit
Personal Care	$123.5	$76.6
Household Products	148.8	163.3
Total operating profit	272.3	239.9

General corporate and other expenses	(36.7)	(30.2)
Household Products restructuring	9.2	(1.9)
Acquisition inventory valuation	—	(2.7)
ASR integration/transaction costs	(1.5)	(6.1)
Amortization	(5.7)	(4.1)
Venezuela devaluation/other impacts	—	(2.3)
Interest and other financing items	(29.2)	(30.1)
Total earnings before income taxes	$208.4	$162.5

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales	2011	2010
Wet Shave	$420.3	$364.7
Alkaline batteries	393.8	406.0
Other batteries and lighting products	239.9	262.5
Skin Care	56.7	52.5
Feminine Care	42.1	44.3
Infant Care	44.7	47.1
Other personal care products	0.6	—
Total net sales	$1,198.1	$1,177.1

Total assets by segment are presented below:

	December 31, 2011	September 30, 2011
Personal Care	$1,356.1	$1,318.0
Household Products	1,263.4	1,257.5
Total segment assets	2,619.5	2,575.5
Corporate	727.3	734.4
Goodwill and other intangible assets, net	3,338.1	3,353.5
Total assets	$6,684.9	$6,663.4

ASR manufactures and sells industrial and specialty blades, which are included in our Personal Care segment within our Wet Shave product category. This is a relatively small product line, with annualized sales of less than $50 and comparatively lower operating margins. We are in the process of evaluating the potential sale of this business, as it is not strategic and does not integrate well into our existing Wet Shave product line. We estimate that the carrying value of the net assets that may be sold was between $30 and $35 at December 31, 2011. As of the balance sheet date and through the date of this report, these assets did not meet the requirements to be classified as held for sale given an assessment of the probability of the sale at this time. Such a determination in the future may result in a partial write down of the assets to the lower of the carrying value or fair value.
Note 2 – Household Products Restructuring
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

For the quarter ended December 31, 2011, the Company recorded pre-tax income for the Household Products restructuring of $9.2 due to the gain on the sale of the former battery facility in Switzerland, which was approximately $13. This gain was offset by additional restructuring costs in the current year fiscal quarter of $3.6. Total pre-tax charges for the Household Products restructuring were $1.9 in the prior year fiscal quarter. These costs, net of the gain on the sale of the former LCF property in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table summarizes the Household Products restructuring activities, exclusive of the gain on the sale of the LCF facility noted above, for the first three months of fiscal 2012.

				Utilized
	October 1, 2011	Charge to Income	Other/CTA	Cash	Non-Cash	December 31, 2011
Asset write-downs	$—	$—	$—	$—	$—	$—
Severance & Termination Related Costs	5.7	0.7	—	(4.2)	—	2.2
Pension Settlement Cost	—	0.9	—	(0.9)	—	—
Other Related Exit Costs/CTA	1.4	2.0	(0.1)	(2.2)	—	1.1
Total	$7.1	$3.6	$(0.1)	$(7.3)	$—	$3.3

The Company estimates that total pre-tax charges of approximately $85, exclusive of the gain on the sale of the LCF facility, will be incurred as a result of the Household Products restructuring initiative. To date, we have recorded approximately $83 in costs, with the remaining charges to be recorded by the end of the fiscal year. Project to date savings have totaled approximately $17, with approximately $11 realized in fiscal 2011 and approximately $6 in the first fiscal quarter of 2012.

Note 3 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $10.5 and $8.5 for the quarter ended December 31, 2011 and 2010, respectively, and were recorded in selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $3.9 and $3.2 for the quarter ended December 31, 2011 and 2010, respectively.

Restricted Stock Equivalents (RSE) - (In whole dollars and total shares)

In November 2011, the Company granted RSE awards to certain employees which included approximately 310,000 shares that in most cases vest ratably over four years or upon death, disability or change of control. At the same time, the Company granted two RSE awards to key executives. One grant includes approximately 130,700 shares and vests on the third anniversary of the date of grant or upon death, disability or change of control. The second grant includes approximately 305,000 shares which vests on the date that the Company publicly releases its earnings for its 2014 fiscal year contingent upon the Company’s compound annual growth rate for reported earnings per share (EPS CAGR) for the three year period ending on September 30, 2014. Under the terms of the award, 100% of the grant vests if an EPS CAGR of at least 12% is achieved, with smaller percentages vesting if the Company achieves an EPS CAGR between 5% and 12%. In addition, the terms of the performance awards provide that the awards vest upon death, disability and in some instances upon change of control. The total performance award expected to vest will be amortized over the vesting period. The closing stock price on the date of the grant used to determine the award fair value was $70.18.

Note 4 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2011 and 2010, respectively.

(in millions, except per share data)	Quarter Ended
	December 31,
	2011	2010
Numerator:
Net earnings for basic and dilutive earnings per share	$143.8	$110.4
Denominator:
Weighted-average shares for basic earnings per share	66.2	70.6
Effect of dilutive securities:
Stock options	0.2	0.2
Restricted stock equivalents	0.5	0.4
Total dilutive securities	0.7	0.6
Weighted-average shares for diluted earnings per share	66.9	71.2
Basic earnings per share	$2.17	$1.56
Diluted earnings per share	$2.15	$1.55

At December 31, 2011 and 2010, approximately 0.6 and 0.7 of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, for each period, because to do so would have been anti-dilutive. In the event the potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 5 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2011 and December 31, 2011.

	Household Products	Personal Care	Total
Balance at October 1, 2011	36.9	$1,438.4	$1,475.3
Cumulative translation adjustment	(0.1)	(7.5)	(7.6)
Balance at December 31, 2011	$36.8	$1,430.9	$1,467.7

Total amortizable intangible assets other than goodwill at December 31, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$18.8	$(10.5)	$8.3
Technology and patents	77.1	(41.6)	35.5
Customer-related/Other	164.2	(38.6)	125.6
Total amortizable intangible assets	$260.1	$(90.7)	$169.4

The carrying amount of indefinite-lived trademarks and tradenames, substantially all of which relate to the Personal Care segment, is $1,701.0 at December 31, 2011; a decrease of $2.6 from September 30, 2011. Changes in indefinite-lived trademarks and tradenames are due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the years ending September 30, 2012, 2013, 2014, 2015,

2016, and 2017, is approximately $23.0, $20.9, $17.5, $15.2, $15.2 and $14.9, respectively, and $69.5 thereafter.

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

The Company currently provides other postretirement benefits, consisting of health care and life insurance benefits for certain groups of retired employees. Certain retirees are eligible for a fixed subsidy, provided by the Company, toward their total cost of health care benefits. Retiree contributions for health care benefits are adjusted periodically to cover the entire increase in total plan costs. Cost trend rates no longer materially impact the Company’s future cost of the plan due to the fixed nature of the subsidy.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended December 31,
	2011	2010
Service cost	$6.9	$7.2
Interest cost	13.9	11.8
Expected return on plan assets	(15.7)	(14.1)
Amortization of prior service cost	(1.4)	(1.4)
Amortization of unrecognized net loss	5.1	3.7
Settlement charge	0.9	—
Net periodic benefit cost	$9.7	$7.2

	Postretirement
	Quarter ended December 31,
	2011	2010
Service cost	$0.2	$0.1
Interest cost	0.6	0.6
Amortization of prior service cost	(0.7)	(0.7)
Amortization of unrecognized net gain	(0.5)	(0.3)
Net periodic benefit cost	$(0.4)	$(0.3)

As a result of the Household Products restructuring, as discussed in Note 2, the Company recorded pension settlement charges related to the closure of the LCF facility of $0.9 to recognize a portion of the unrecognized losses previously included in accumulated other comprehensive loss on the consolidated balance sheet, resulting from the lump sum settlement of the portion of the pension liabilities paid during the quarter ended December 31, 2011. Additional pension settlement charges of approximately $1 are expected to be recognized during the remainder of fiscal 2012 resulting from similar lump sum settlements. Note that the final settlement charges expected may vary depending on the movement of discount rates and pension asset valuations at the time of the settlements.

Note 7 – Debt
Notes payable at December 31, 2011 and September 30, 2011 consisted of notes payable to financial institutions with original maturities of less than one year of $167.1 and $56.0, respectively, and had a weighted-average interest rate of 2.4% and 3.1%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	December 31, 2011	September 30, 2011
Private Placement, fixed interest rates ranging from 4.1% to 6.6%, due 2012 to 2017	$1,265.0	$1,265.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Term Loan, variable interest at LIBOR + 75 basis points, or 1.1%, due December 2012	446.0	447.5
Total long-term debt, including current maturities	2,311.0	2,312.5
Less current portion	546.0	106.0
Total long-term debt	$1,765.0	$2,206.5

The Company’s total borrowings were $2,478.1 at December 31, 2011, including $613.1 tied to variable interest rates of which $300 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,928.1. We have no outstanding borrowings under our revolving credit facility, which $438.2 remained available as of December 31, 2011, as reduced by $11.8 of outstanding letters of credit.

On May 2, 2011, the Company amended and renewed, for a three year term, its existing receivables securitization program. Borrowings under this program, which may not exceed $200, are not considered debt under the Company’s debt compliance covenants. At December 31, 2011, there was $140.0 outstanding under this facility.

We anticipate that the term loan, with an outstanding balance of $446.0 at December 31, 2011 and maturing in December 2012, will be refinanced in some manner, but we can provide no assurances as to the timing, type, nature and cost of this refinancing. The term loan is now included in current liabilities on the consolidated balance sheets at December 31, 2011.

The Company is party to interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.9%.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.5 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.8 to 1, and the ratio of its EBIT to total interest expense was 4.6 to 1, as of December 31, 2011. These ratios were negatively impacted by a significant portion of the pre-tax charges associated with the Household Products restructuring activities in fiscal 2011 as such charges reduced EBITDA as defined in the agreements. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs or impairments to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. However, unusual gains, such as those resulting from the sale of certain assets, would be excluded from the calculation of EBITDA. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2011 are as follows: $546.0 in one year, $125.0 in two years, $220.0 in three years, $220.0 in four years, $290.0 in five years and $910.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity, with the exception of the term loan. Our current intention for the term loan at maturity is December 2012 in discussed above.

Note 8 – Treasury stock
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On July 24, 2006, the Board of Directors approved the repurchase of up to an additional 10 shares. The Company repurchased 1.9 shares of the Company's common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of approximately $136, during the quarter ended December 31, 2011. All the shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has approximately 2.3 shares remaining on the above noted Board authorization to repurchase its common stock in the future. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

Note 9 – Financial Instruments and Risk Management
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at December 31, 2011 and September 30, 2011 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding commodity hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax loss of $5.2 and $6.2 at December 31, 2011 and September 30, 2011, respectively. Over the next twelve months, approximately $5.0 of the loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 14 open commodity contracts at December 31, 2011 with a total notional value of approximately $35.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar, and to the lesser extent, the Euro can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At December 31, 2011 and September 30, 2011, respectively, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $1.7 and $3.3 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2011 levels, over the next twelve months, approximately $1.4 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 58 open foreign currency contracts at December 31, 2011 with a total notional value of approximately $283.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2011, the Company had $613.1 of variable rate debt outstanding. The Company is party to interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012. At December 31, 2011 and September 30, 2011, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $3.3 and $4.7 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Over the next twelve months the interest rate swap agreements will be fully settled, the total $3.3 pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The following table provides fair values as of December 31, 2011 and September 30, 2011, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the three months ended December 31, 2011 and 2010, respectively.

	At December 31, 2011	For the Three Months Ended December 31, 2011
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$1.7	$(3.7)	$(2.1)
Commodity contracts (6)	(5.2)	(0.4)	0.2
Interest rate contracts	(3.3)	1.4	—
Total	$(6.8)	$(2.7)	$(1.9)

	At September 30, 2011	For the Three Months Ended December 31, 2010
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$3.3	$(6.3)	$(4.8)
Commodity contracts	(6.2)	3.3	(0.8)
Interest rate contracts	(4.7)	0.7	—
Total	$(7.6)	$(2.3)	$(5.6)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing, commodity contracts in Cost of products sold.

(5)
Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting associated risk. The ineffective portion recognized in income was insignificant to the quarter ended December 31, 2011.

(6)
At December 31, 2011, $1.4 of losses associated with the Company's commodity contracts were recorded in Accumulated OCI. The loss will be reclassified from Accumulated OCI into income as a result of inventory being sold.

The following table provides fair values as of December 31, 2011 and September 30, 2011, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the three months ended December 31, 2011 and 2010, respectively.

	At December 31, 2011	For the Three Months Ended December 31, 2011
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$4.3	$7.9
Foreign currency contracts	(0.8)	(0.9)
Total	$3.5	$7.0

	At September 30, 2011	For the Three Months Ended December 31, 2010
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$(3.4)	$4.1
Foreign currency contracts	0.4	(0.6)
Total	$(3.0)	$3.5

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense, foreign currency contracts in other financing.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of December 31, 2011 and September 30, 2011 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	December 31, 2011	September 30, 2011
Assets/(Liabilities) at fair value:
Deferred Compensation	$(163.8)	$(147.6)
Derivatives - Foreign Exchange	0.9	3.7
Derivatives - Commodity	(5.2)	(6.2)
Derivatives - Interest Rate Swap	(3.3)	(4.7)
Share Option	4.3	(3.4)
Net Liabilities at fair value	$(167.1)	$(158.2)

At December 31, 2011 and September 30, 2011, the Company had no level 1 or level 3 financial assets or liabilities.

At December 31, 2011 and September 30, 2011, the fair market value of fixed rate long-term debt was $2,021.8 and $1,969.3, respectively, compared to its carrying value of $1,865.0 for both periods. The book value of the

Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value.

At December 31, 2011, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities.

Venezuela Currency Risk The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At December 31, 2011, the Company had approximately $45 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Note 10 – Supplemental Financial Statement Information

	December 31, 2011	September 30, 2011
Inventories
Raw materials and supplies	$91.7	$95.5
Work in process	128.5	139.9
Finished products	420.7	418.0
Total inventories	$640.9	$653.4
Other Current Assets
Miscellaneous receivables	$64.6	$58.6
Deferred income tax benefits	191.3	189.2
Prepaid expenses	102.0	84.3
Other	24.6	42.3
Total other current assets	$382.5	$374.4
Property, Plant and Equipment
Land	$39.0	$39.4
Buildings	270.7	297.4
Machinery and equipment	1,727.8	1,719.8
Construction in progress	66.9	71.7
Total gross property	2,104.4	2,128.3
Accumulated depreciation	(1,243.6)	(1,242.9)
Total net property, plant and equipment, net	$860.8	$885.4
Other Current Liabilities
Accrued advertising, promotion and allowances	$354.0	$316.0
Accrued salaries, vacations and incentive compensation	52.8	110.4
Returns reserve	18.4	48.5
Other	216.8	232.8
Total other current liabilities	$642.0	$707.7
Other Liabilities
Pensions and other retirement benefits	$494.5	$497.2
Deferred compensation	168.1	151.7
Deferred income tax liabilities	463.7	453.8
Other non-current liabilities	89.1	93.6
Total other liabilities	$1,215.4	$1,196.3

Note 11 – Recently issued accounting pronouncements
No new accounting pronouncements issued during the quarter are expected to have a material impact on the Consolidated Financial Statements.

Note 12 – Legal Proceedings/Contingencies
The Company and its subsidiaries are parties to a number of legal proceedings in various jurisdictions arising out of the operations of the Company’s businesses. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its liability, if any, arising from pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Note 13 – Guarantor and Non-Guarantor Financial Information - (Unaudited)

On May 19, 2011, the Company issued a total of $600.0 of 4.7% Senior Notes (the “Notes”) due in May 2021 with interest payable semi-annually beginning November 2011. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company's credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes and substantially all of the Company's other outstanding indebtedness. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantors”) do not guarantee the Notes. The subsidiary guarantee with respect to the Notes are subject to release upon sale of all of the capital stock of the Subsidiary Guarantor; if the guarantee under our credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Energizer Holdings, Inc.), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries.

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total

Net Sales	$—	$704.2	$653.5	$(159.6)	$1,198.1
Cost of products sold	—	415.5	376.2	(158.1)	633.6
Gross Profit	—	288.7	277.3	(1.5)	564.5

Selling, general and administrative expense	—	103.3	110.8	—	214.1
Advertising and promotion expense	—	42.3	54.1	—	96.4
Research and development expense	—	25.5	0.1	—	25.6
Household Products restructuring	—	0.2	(9.4)	—	(9.2)
Interest expense/(income)	28.8	(0.1)	1.2	—	29.9
Intercompany interest (income)/expense	(28.2)	28.0	0.2	—	—
Other financing expense/(income)	—	1.0	(1.7)	—	(0.7)
Intercompany dividends/service fees	—	(4.1)	(3.5)	7.6	—
Equity in earnings of subsidiaries	(145.4)	(90.0)	—	235.4	—
Earnings before income taxes	144.8	182.6	125.5	(244.5)	208.4
Income taxes	1.0	35.7	28.0	(0.1)	64.6
Net earnings	$143.8	$146.9	$97.5	$(244.4)	$143.8

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2010
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$672.3	$631.0	$(126.2)	$1,177.1
Cost of products sold	—	384.6	362.0	(125.1)	621.5
Gross Profit	—	287.7	269.0	(1.1)	555.6

Selling, general and administrative expense	—	101.1	105.6	—	206.7
Advertising and promotion expense	—	54.0	75.3	(0.6)	128.7
Research and development expense	—	23.4	—	—	23.4
Household Products restructuring	—	0.7	1.2	—	1.9
Interest expense/(income)	28.2	(0.3)	1.3	—	29.2
Intercompany interest (income)/expense	(27.7)	27.5	0.2	—	—
Other financing expense	—	0.2	3.0	—	3.2
Intercompany dividends/service fees	—	(46.3)	(4.4)	50.7	—
Equity in earnings of subsidiaries	(111.9)	(61.9)	—	173.8	—
Earnings before income taxes	111.4	189.3	86.8	(225.0)	162.5
Income taxes	1.0	31.2	19.2	0.7	52.1
Net earnings	$110.4	$158.1	$67.6	$(225.7)	$110.4

	Consolidated Balance Sheets (Condensed)
	December 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$6.5	$14.5	$455.9	$—	$476.9
Trade receivables, net (a)	—	14.3	940.6	—	954.9
Inventories	—	330.1	340.7	(29.9)	640.9
Other current assets	28.3	235.4	140.4	(21.6)	382.5
Total current assets	34.8	594.3	1,877.6	(51.5)	2,455.2
Investment in subsidiaries	6,298.7	1,511.8	—	(7,810.5)	—
Intercompany receivables, net (b)	—	1,756.6	116.0	(1,872.6)	—
Property, plant and equipment, net	—	565.3	295.5	—	860.8
Goodwill	—	1,104.9	362.8	—	1,467.7
Other intangible assets, net	—	1,661.1	209.3	—	1,870.4
Other assets	9.9	10.5	10.4	—	30.8
Total assets	$6,343.4	$7,204.5	$2,871.6	$(9,734.6)	$6,684.9

Current liabilities	$562.8	$364.1	$715.6	$(28.4)	$1,614.1
Intercompany payables, net (b)	1,872.6	—	—	(1,872.6)	—
Long-term debt	1,765.0	—	—	—	1,765.0
Other liabilities	52.6	993.8	169.0	—	1,215.4
Total liabilities	4,253.0	1,357.9	884.6	(1,901.0)	4,594.5
Total shareholders' equity	2,090.4	5,846.6	1,987.0	(7,833.6)	2,090.4
Total liabilities and shareholders' equity	$6,343.4	$7,204.5	$2,871.6	$(9,734.6)	$6,684.9

(a) Trade receivables, net for the Non-Guarantors includes approximately $358 at December 31, 2011 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a wholly-owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

(b) Intercompany activity includes notes that bear interest due from the Guarantors to the Parent Company. Interest rates on these notes approximate the interest rates paid by the Parent on third party debt. Additionally, other intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the parent and various subsidiaries to other affiliates within the consolidated entity and other intercompany activities in the normal course of business.

	Consolidated Balance Sheets (Condensed)
	September 30, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$4.3	$466.9	$—	$471.2
Trade receivables, net (a)	—	15.3	878.3	—	893.6
Inventories	—	318.7	363.8	(29.1)	653.4
Other current assets	21.1	243.7	131.1	(21.5)	374.4
Total current assets	21.1	582.0	1,840.1	(50.6)	2,392.6
Investment in subsidiaries	6,177.9	1,430.6	—	(7,608.5)	—
Intercompany receivables, net (b)	—	1,755.8	—	(1,755.8)	—
Property, plant and equipment, net	—	574.8	310.6	—	885.4
Goodwill	—	1,105.0	370.3	—	1,475.3
Other intangible assets, net	—	1,664.3	213.9	—	1,878.2
Other assets	10.4	11.1	10.4	—	31.9
Total assets	$6,209.4	$7,123.6	$2,745.3	$(9,414.9)	$6,663.4

Current liabilities	$141.1	$437.3	$611.8	$(30.9)	$1,159.3
Intercompany payables, net (b)	1,712.5	—	43.3	(1,755.8)	—
Long-term debt	2,206.5	—	—	—	2,206.5
Other liabilities	48.0	975.9	172.4	—	1,196.3
Total liabilities	4,108.1	1,413.2	827.5	(1,786.7)	4,562.1
Total shareholders' equity	2,101.3	5,710.4	1,917.8	(7,628.2)	2,101.3
Total liabilities and shareholders' equity	$6,209.4	$7,123.6	$2,745.3	$(9,414.9)	$6,663.4

(a) Trade receivables, net for the Non-Guarantors includes approximately $373 at September 30, 2011 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a wholly-owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

(b) Intercompany activity includes notes that bear interest due from the Guarantors to the Parent Company. Interest rates on these notes approximate the interest rates paid by the Parent on third party debt. Additionally, other intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the parent and various subsidiaries to other affiliates within the consolidated entity and other intercompany activities in the normal course of business.

	Consolidated Statements of Cash Flows (Condensed)
	For the Quarter Ended December 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total

Net cash flow from/(used by) operations	$(17.8)	$64.2	$(18.6)	$—	$27.8
Cash Flow from Investing Activities
Capital expenditures	—	(12.3)	(5.7)	—	(18.0)
Proceeds from sale of assets	—	—	16.9	—	16.9
Other, net	—	(1.4)	(0.1)	—	(1.5)
Net cash (used by)/from investing activities	—	(13.7)	11.1	—	(2.6)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(1.5)	—	—	—	(1.5)
Net increase in debt with original maturity days of 90 or less	—	10.2	110.7	—	120.9
Common stock purchased	(135.9)	—	—	—	(135.9)
Proceeds from issuance of common stock	1.2	—	—	—	1.2
Excess tax benefits from share-based payments	0.4	—	—	—	0.4
Capital contribution	—	(3.0)	3.0	—	—
Intercompany receivable/(payable)	160.1	(55.1)	(105.0)	—	—
Intercompany dividend	—	7.6	(7.6)	—	—
Net cash (used by)/from financing activities	24.3	(40.3)	1.1	—	(14.9)
Effect of exchange rate changes on cash	—	—	(4.6)	—	(4.6)
Net increase/(decrease) in cash and cash equivalents	6.5	10.2	(11.0)	—	5.7
Cash and cash equivalents, beginning of period	—	4.3	466.9	—	471.2
Cash and cash equivalents, end of period	$6.5	$14.5	$455.9	$—	$476.9

	Consolidated Statements of Cash Flows (Condensed)
	For the Quarter Ended December 31, 2010
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total

Net cash flow from/(used by) operations	$(59.0)	$33.8	$24.2	$—	$(1.0)
Cash Flow from Investing Activities
Capital expenditures	—	(11.2)	(7.4)	—	(18.6)
Proceeds from sale of assets	—	0.1	0.2	—	0.3
Acquisitions, net of cash acquired	(267.1)	—	—	—	(267.1)
Other, net	—	(2.9)	(0.1)	—	(3.0)
Net cash used by investing activities	(267.1)	(14.0)	(7.3)	—	(288.4)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(96.5)	—	—	—	(96.5)
Net increase in debt with original maturity days of 90 or less	—	22.2	177.8	—	200.0
Proceeds from issuance of common stock	4.0	—	—	—	4.0
Excess tax benefits from share-based payments	1.2	—	—	—	1.2
Capital contribution	—	(0.8)	0.8	—	—
Intercompany receivable/(payable)	257.9	(85.9)	(172.0)	—	—
Intercompany dividend	—	50.7	(50.7)	—	—
Net cash (used by)/from financing activities	166.6	(13.8)	(44.1)	—	108.7
Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)
Net (decrease)/increase in cash and cash equivalents	(159.5)	6.0	(32.1)	—	(185.6)
Cash and cash equivalents, beginning of period	211.5	2.5	415.7	—	629.7
Cash and cash equivalents, end of period	$52.0	$8.5	$383.6	$—	$444.1

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data)

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended December 31, 2011 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as adjusted diluted earnings per share, operating results, organic sales growth and other comparison changes, which exclude the impact of currencies, the acquisition of ASR including related integration and transaction costs, the costs associated with restructuring and a gain on the sale of a facility closed as a result of restructuring, are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Highlights / Operating Results

Net Earnings for the quarter ended December 31, 2011 were $143.8, or $2.15 per diluted share, compared to $110.4, or $1.55 per diluted share, for the same quarter last year. Diluted earnings per share (EPS) for the quarters presented were impacted by certain items related to restructuring and realignment activities, costs associated with the acquisition and integration of acquired businesses, a gain on the sale of a former battery facility and the implementation of highly inflationary accounting in Venezuela. The impacts of these items on reported net earnings per diluted share are provided below as a reconciliation of net earnings per diluted share to adjusted net earning per diluted share, which is a non-GAAP measure.

	Quarter Ended December 31,
	2011	2010
Diluted EPS - GAAP	$2.15	$1.55
Impacts, net of tax: Expense (Income)
Household Products restructuring	(0.11)	0.02
Other realignment/integration	0.01	0.06
Acquisition inventory valuation	—	0.02
Venezuela devaluation/other impacts	—	0.03
Diluted EPS - adjusted (Non-GAAP)	$2.05	$1.68

Net Sales - Total Company (In millions)
Quarter Ended December 31, 2011

	Q1	%Chg
Net Sales - FY '11	$1,177.1
Organic	(25.9)	(2.2)%
Impact of currency	0.7	0.1%
Impact of ASR	46.2	3.9%
Net Sales - FY '12	$1,198.1	1.8%

For the quarter, on a reported basis, net sales were $1,198.1, an increase of $21.0, or 1.8%, as compared to the same period last year due to the inclusion of American Safety Razor (ASR). The first fiscal quarter of 2012 includes a full quarter of ASR net sales as compared to only one month in the first fiscal quarter of 2011 due to the timing of the acquisition. On an organic basis, net sales decreased 2.2% as organic sales growth in Personal Care was more than offset by a decline in Household Products. See "Segment Results" for further details.

Gross profit for the quarter ended December 31, 2011 was $564.5, or 47.1%, which was essentially flat as compared to the prior year quarter. Favorable product mix in the current year quarter more than offset the unfavorable impact of the inclusion of the lower margin ASR products for the full quarter in fiscal 2012.

 Selling, general and administrative expense (SG&A) was $214.1, or 17.9% of net sales, for the current year quarter as compared to $206.7, or 17.6% of net sales, for the prior year. The dollar increase of $7.4 as compared to the prior year quarter was due to the inclusion of ASR expenses for the full fiscal quarter in 2012 as compared to just a partial quarter in fiscal 2011, higher compensation expense due to increased amortization on stock awards, and higher actuarial pension expense.

Advertising and promotion (A&P) expense was $96.4, or 8.0% of net sales, for the quarter as compared to $128.7, or 10.9% of net sales in the prior year first quarter. As a percent of net sales, A&P was higher in the prior year fiscal quarter due to significant global launch activities for Schick Hydro. The timing of A&P spending will be impacted by business initiatives, including the launch of Schick Hydro Silk for women and Schick Hydro 5 Power Select, both in the second fiscal quarter of 2012.

Research and development expense was $25.6 for the quarter ended December 31, 2011 as compared to $23.4 for the prior year quarter, an increase of $2.2, or 9.4%, as compared to the same quarter in fiscal 2011. The majority of this increase was due to the full year impact of ASR in fiscal 2012.

For the current year fiscal quarter, the Household Products restructuring activities generated pre-tax income of $9.2 due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $3.6 of additional restructuring costs. Household Products restructuring costs were not material in the prior year fiscal quarter.

Interest expense was essentially flat for the first fiscal quarter of 2012 as compared to the same period in the prior year as slightly higher average outstanding debt was offset by slightly lower average cost of debt.

Other financing income was $0.7 for the quarter ended December 31, 2011, as compared to $3.2 of expense in the prior year quarter. The prior year quarter included $2.3 of expense related to the devaluation of the net monetary assets of our Venezuela affiliate under highly inflationary accounting. This charge did not recur in the first fiscal quarter of 2012.

For the first quarter of fiscal 2012, the effective tax rate was 31.0% as compared to 32.1% in the first quarter of fiscal 2011. This decrease in the effective tax rate was due, in part, to the favorable impact of the fiscal 2012 gain on the sale of the former battery facility in Switzerland, which was shut down in fiscal 2011 as part of the Household Products restructuring, as the statutory tax rate in Switzerland is lower than our consolidated effective tax rate.

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave/Blades, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). On November 23, 2010, which was the first fiscal quarter of 2011, we completed the acquisition of ASR. ASR is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades and is part of the Company’s Personal Care segment. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, acquisition, integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

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

For the current year fiscal quarter, the Household Products restructuring activities generated pre-tax income of $9.2 due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $3.6 of additional restructuring costs. Household Products restructuring costs were not material in the prior year fiscal quarter.

The reduction in gross profit associated with the write-up and subsequent sale of the inventory acquired in the ASR acquisition in November 2010, which was $2.7 for the prior year fiscal quarter of 2011, as well as the related transaction and integration costs for ASR in both fiscal 2012 and fiscal 2011, are not reflected in the Personal Care segment, but rather presented below segment profit, as they are non-recurring items directly associated with the acquisition. Such presentation reflects management’s view on how it evaluates segment performance.

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter ended December 31, 2011 and 2010.

Personal Care

Net Sales - Personal Care (In millions)
Quarter Ended December 31, 2011
	Q1	% Chg
Net Sales - FY '11	$508.6
Organic	7.3	1.4%
Impact of currency	2.3	0.5%
Impact of ASR	46.2	9.1%
Net Sales - FY '12	$564.4	11.0%

For the quarter, net sales increased 11.0% due primarily to the inclusion of ASR for a full quarter versus one month in the prior year first quarter. Organic sales growth was 1.4% for the quarter. The drivers of the reported and organic sales growth for the quarter were as follows:

•
Net sales in Wet Shave increased 15.2% including the impact of ASR and favorable currencies. Organic sales for Wet Shave grew 2.2% due to higher shipments of disposables offset by anticipated lower sales of legacy men’s products. Schick Hydro sales were flat in the quarter with organic growth offsetting significant pipeline fill in last year's first quarter related to launches in key European markets.

•	Net sales in Skin Care increased 8.0% due to higher sales in international markets.

Sales declines of approximately 5% in both Feminine Care and Infant Care partially offset the growth in Wet Shave and Skin Care. In Feminine Care, Gentle Glide declines were partially offset by continued growth in Sport.

In Infant Care, lower sales of bottles, cups and mealtime products were partially offset by increased Diaper Genie sales.

Segment Profit - Personal Care (In millions)
Quarter Ended December 31, 2011
	Q1	% Chg
Segment Profit - FY '11	$76.6
Operations	45.2	59.0%
Impact of currency	1.7	2.2%
Segment Profit - FY '12	$123.5	61.2%

Segment profit for the quarter was $123.5, up 61.2%. Operationally, segment profit increased $45.2, or 59.0%, reflecting lower A&P and higher gross margin on Wet Shave volume growth. Lower A&P was expected in the current quarter as the first quarter of fiscal 2011 included significant spending behind the global launch of Schick Hydro. The decrease in A&P was partially offset by higher overheads in the current year quarter due primarily to the full quarter ownership of ASR. While the incremental net sales for ASR in the current year quarter have been separately disclosed, ASR segment profit is now included in Personal Care. The full quarter impact for ASR was not material to the segment profit comparative.
We expect A&P spending for the next two quarters to increase significantly as compared to the first fiscal quarter of 2012 due, in part, to the support of Energizer Personal Care's new offerings, Schick Hydro Silk and Schick Hydro 5 Power Select.
ASR manufactures and sells industrial and specialty blades, which are included in our Personal Care segment within our Wet Shave product category. This is a relatively small product line, with annualized sales of less than $50 and comparatively lower operating margins. We are in the process of evaluating the potential sale of this business, as it is not strategic and does not integrate well into our existing Wet Shave product line. We estimate that the carrying value of the net assets that may be sold was between $30 and $35 at December 31, 2011. As of the balance sheet date and through the date of this report, these assets did not meet the requirements to be classified as held for sale given an assessment of the probability of the sale at this time. Such a determination in the future may result in a partial write down of the assets to the lower of the carrying value or fair value.
  Household Products

Net Sales - Household (In millions)
Quarter Ended December 31, 2011
	Q1	% Chg
Net Sales - FY '11	$668.5
Organic	(33.2)	(5.0)%
Impact of currency	(1.6)	(0.2)%
Net Sales - FY '12	$633.7	(5.2)%

Net sales decreased 5.2% for the first quarter versus a year ago driven by a shift in timing of holiday deliveries and de-load of unused hurricane response inventories shipped in the prior quarter in the U.S. Pricing in the U.S. began to stabilize this quarter as gains realized from price increases on C, D and 9V batteries in the U.S. were able to offset higher retailer trade spending as the battery category was highly competitive. We continue to experience volume and pricing softness in Western Europe as a result of economic and category challenges. In addition, the battery category in some of the Company's primary measured Asian markets declined, which is a change from the previous trend, as category values and volumes were below year ago levels in the latest 12 week period. Finally, Latin America markets continue to experience value growth driven by price increases.

Segment Profit - Household (In millions)
Quarter Ended December 31, 2011
	Q1	% Chg
Segment Profit - FY '11	$163.3
Operations	(13.7)	(8.4)%
Impact of currency	(0.8)	(0.5)%
Segment Profit - FY '12	$148.8	(8.9)%

Segment profit for the quarter was $148.8, down $14.5, or 8.9%, versus the same quarter last year. Operationally, segment profit declined $13.7, or 8.4%, due primarily to the top-line declines noted above.
Our restructuring project, which was previously announced in the fourth quarter of fiscal 2010, is almost complete.  For the first quarter, restructuring costs were $3.6, bringing the total project to date costs to $83.  We expect that the remaining charges will be recorded by the end of this fiscal year. Savings from these efforts were approximately $6 in the first fiscal quarter.  These savings helped to partially offset increased commodity and other inflationary costs.  Project to date savings have totaled approximately $17 and we expect the remainder of the targeted pre-tax savings of $30 to $35 to be recognized by the end of fiscal 2012.
As announced in the previous quarter, the Company is implementing a price increase of 6.7% on alkaline and carbon zinc products in the U.S. effective February 2012.
General Corporate and Other Expenses

	Quarter ended December 31,
	2011	2010
General Corporate Expenses	$36.7	$29.9
Integration/Other Realignment	—	0.3
Subtotal	36.7	30.2

Household Products Restructuring	(9.2)	1.9
ASR Costs:
Deal Expenses	—	4.2
Severance/Other	1.5	1.9
Acquisition Inventory Valuation	—	2.7
General Corporate and Other Expenses	$29.0	$40.9
% of total net sales	2.4%	3.5%

For the quarter ended December 31, 2011, general corporate and other expenses, including integration and realignment charges increased $6.5. This increase was driven by higher amortization of stock awards, the impact of higher actuarial pension expense and an increase in unfunded deferred compensation liabilities due to growth in the underlying market value of the deferred compensation investments.

For the quarter ended December 31, 2011 and 2010, pre-tax income of $9.2 and pre-tax expense of $1.9, respectively, were recorded for the Household Products restructuring project. The current year quarter includes the gain on sale of the former battery facility in Switzerland of approximately $13 offset by additional restructuring costs of $3.6. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Additionally, we incurred costs associated with the acquisition and integration of ASR of $1.5 and $8.8 for the quarters ended December 31, 2011 and 2010, respectively. The decrease in cost for the current year quarter was driven by deal costs incurred in the prior year of $4.2 associated with the acquisition of ASR in addition to $2.7 recognized in the prior year for the write-up and subsequent sale of inventory purchased in the ASR acquisition.

Liquidity and Capital Resources

Cash flow from operations increased approximately $29 for the first fiscal quarter of 2012 as compared to the same three months in the prior fiscal year. This increase was due primarily to higher net earnings, as adjusted for non-cash items of approximately $39 offset by cash flow from changes in working capital, which was a use of cash of approximately $10, in comparison to the prior year time period. The increase in operating cash flow before changes in working capital was due primarily to lower A&P spending as the first quarter of fiscal 2011 included significant spending in support of the global Schick Hydro launch activities.

Capital expenditures were $18.0 for the three months ended December 31, 2011 as compared to $18.6 for the same period last year. Full year capital expenditures are estimated to be in the range of $90 to $100 for fiscal 2012.

At December 31, 2011, a majority of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.
The Company’s total borrowings were $2,478.1 at December 31, 2011, including $613.1 tied to variable interest rates of which $300 is hedged via the interest rate swap agreements described later in this discussion. The Company maintained total committed debt facilities of $2,928.1. We have no outstanding borrowings under our revolving credit facility, which $438.2 remained available as of December 31, 2011, as reduced by $11.8 of outstanding letters of credit.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, the ratio of indebtedness to EBITDA may not exceed 4.0 to 1. However, if the ratio is above 3.5 to 1, the Company is required to pay an additional 75 basis points in interest for the period in which the ratio exceeds 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.8 to 1, and the ratio of its EBIT to total interest expense was 4.6 to 1, as of December 31, 2011. These ratios were negatively impacted by a significant portion of the pre-tax charges associated with the Household Products restructuring activities in fiscal 2011 as such charges reduced EBITDA as defined in the agreements. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs or impairments to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. However, unusual gains, such as those resulting from the sale of certain assets, would be excluded from the calculation of EBITDA. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The Company has staggered long-term borrowing maturities to reduce refinancing risk in any single year and to optimize the use of free cash flow. The Company believes that cash on hand, cash flows from operating activities and periodic borrowings under our credit facilities will be adequate to meet liquidity requirements prior to the maturity of the Company's term loan in December 2012, although no guarantee can be given in this regard. We anticipate that the term loan, which has an outstanding balance of $446.0 and matures in December 2012, will be refinanced in some manner, but we can provide no assurance as to the timing, type, nature and cost of this refinancing.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company continually monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

During the quarter ended December 31, 2011, the Company repurchased 1.9 shares of Energizer common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of approximately $136. All the shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has approximately 2.3 shares remaining on its current authorization to repurchase its common stock in the future. Future purchases may be made from time to time on the open market or through privately negotiated transactions, subject to corporate objectives and the discretion of management.

A summary of Energizer’s significant contractual obligations at December 31, 2011 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,311.0	$546.0	$345.0	$510.0	$910.0
Interest on long-term debt	577.4	104.3	184.0	141.9	147.2
Minimum pension funding (1)	334.3	65.7	140.1	128.5	—
Operating leases	126.9	29.5	40.7	25.9	30.8
Purchase obligations and other (2)	54.2	25.2	29.0	—	—
Total	$3,403.8	$770.7	$738.8	$806.3	$1,088.0

1
Globally, total pension contributions for the Company in fiscal 2012 are estimated to be approximately $66. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company’s pension plans. The estimates beyond 2012 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2016 are not currently determinable.

2
The Company has estimated approximately $5.1 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of December 31, 2011, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $42. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2011, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter ended December 31, 2011 resulted in income of $0.9, and for the quarter ended December 31, 2010 resulted in expense of $0.6 and was recorded in Other financing expense, net on the Consolidated Statements of Earnings (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At December 31, 2011 and September 30, 2011, respectively, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $1.7 and $3.3 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Contract maturities for these hedges extend into 2013. There were 58 open foreign currency contracts at December 31, 2011 with a total notional value of approximately $283.

The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At December 31, 2011, the Company had approximately $45 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding commodity hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax loss of $5.2 and $6.2 at December 31, 2011 and September 30, 2011, respectively. Over the next twelve months, approximately $5.0 of the loss included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 14 open commodity contracts at December 31, 2011, with a total notional value of approximately $35.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2011, the Company had $613.1 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $3 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at December 31, 2011.

The Company is party to interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.9%. These hedging instruments are considered cash flow hedges for accounting purposes. At December 31, 2011 and September 30, 2011, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $3.3 and $4.7 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Over the next twelve months the interest rate swap agreements will be fully settled, the total $3.3 pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

Stock Price Exposure

At December 31, 2011, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $4.3 which was included in other current assets, and $3.4, which was included in other current liabilities at December 31, 2011 and September 30, 2011, respectively. The change in fair value of the total share option for the quarter ended December 31, 2011 and 2010, resulted in income of $7.9 and $4.1, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future earnings, investment or spending initiatives, product launches, consumer trends in Europe, cost savings related to our restructuring project, the impact of certain price increases, anticipated advertising and promotional spending, the estimated impact of foreign currency movements, category value and future volume, sales and growth in some of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.

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

Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer’s profitability for the year with any degree of certainty;

•	General market and economic conditions in Europe;

•	Energizer’s ability to improve operations and realize cost savings;

•	Energizer’s ability to timely implement the strategic initiatives in a manner that will positively impact our financial condition and results of operation;

•	The impact of the strategic initiatives on Energizer’s relationships with its employees, its major customers and vendors;

•	The impact of raw material and other commodity costs;

•	The success of new products and the ability to continually develop new products;

•	Energizer’s ability to predict consumption trends with respect to the overall battery category and Energizer’s other businesses;

•	Energizer’s ability to continue planned advertising and other promotional spending may be impacted by lower than anticipated cash flows, or by alternative investment opportunities;

•	The impacts of using our liquidity to repay the upcoming December 2012 debt maturity in the event refinancing was not available;

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

The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents; including its annual report on Form 10-K for the year ended September 30, 2011.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

     There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2012.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2011	343,041	$66.40	—	3,998,924
November 1 to 30, 2011	1,187,060	$69.57	—	2,812,311
December 1 to 31, 2011	500,408	$73.27	—	2,312,311

(1)
86,305 shares purchased during the quarter relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)
1,944,204 shares were repurchased during the first quarter. The Company previously announced the share repurchase authorization of 10,000,000, under which 2,312,311 shares may still be repurchased as of December 31, 2011.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	February 2, 2012

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1
Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on March 16, 2000)).

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 27, 2011).

10.1	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 21, 2011).

10.2	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 21, 2011).

10.3
Separation Agreement and General Release dated December 15, 2011 by and between the Company and Joseph W. McClanathan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2011).

10.4
Separation Agreement and General Release dated December 15, 2011 by and between the Company and Gayle G. Stratmann (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2011).

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