Form 10-Q
period 2012-03-31
ENERGIZER HOLDINGS INC
filed 2012-05-03
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on March 30, 2012: 65,387,488.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Six Months Ended March 31, 2012 and 2011	3

Unaudited Consolidated Balance Sheets (Condensed) as of March 31, 2012 and September 30, 2011	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Six Months Ended March 31, 2012 and 2011	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

SIGNATURES	38

EXHIBIT INDEX	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$1,101.8	$1,035.3	$2,299.9	$2,212.4
Cost of products sold	584.6	564.2	1,218.2	1,185.7
Gross profit	517.2	471.1	1,081.7	1,026.7

Selling, general and administrative expense	232.2	216.8	446.3	423.5
Advertising and promotion expense	111.7	100.3	208.1	229.0
Research and development expense	27.7	26.3	53.3	49.7
Household Products restructuring	1.5	36.7	(7.7)	38.6
Interest expense	30.2	29.1	60.1	58.3
Other financing items, net	0.9	0.9	0.2	4.1
Earnings before income taxes	113.0	61.0	321.4	223.5
Income tax provision	35.1	21.9	99.7	74.0
Net earnings	$77.9	$39.1	$221.7	$149.5

Basic earnings per share	$1.19	$0.56	$3.37	$2.13
Diluted earnings per share	$1.17	$0.55	$3.33	$2.11

Consolidated Statements of Comprehensive Income:
Net earnings	$77.9	$39.1	$221.7	$149.5
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	34.3	44.5	8.7	39.8
Pension/postretirement activity, net of tax of $0.2 and $0.9 for the quarter and six months ended March 31, 2012, respectively, and $(0.3) and $(0.2) for the quarter and six months ended March 31, 2011, respectively	0.8	(1.2)	3.6	(1.8)
Deferred gain/(loss) on hedging activity, net of tax of $1.7 and $2.0 for the quarter and six months ended March 31, 2012, respectively, and $0.0 and $0.5 for the quarter and six months ended March 31, 2011, respectively	1.5	(2.6)	0.4	0.2
Total comprehensive income	$114.5	$79.8	$234.4	$187.7

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2012	September 30, 2011
Current assets
Cash and cash equivalents	$561.8	$471.2
Trade receivables, less allowance for doubtful accounts of $17.1 and $15.9, respectively	687.6	709.8
Inventories	686.4	653.4
Other current assets	457.8	426.3
Total current assets	2,393.6	2,260.7
Property, plant and equipment, net	863.6	885.4
Goodwill	1,475.0	1,475.3
Other intangible assets, net	1,868.9	1,878.2
Other assets	30.6	31.9
Total assets	$6,631.7	$6,531.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$544.5	$106.0
Notes payable	89.2	56.0
Accounts payable	287.2	289.6
Other current liabilities	523.3	575.8
Total current liabilities	1,444.2	1,027.4
Long-term debt	1,765.0	2,206.5
Other liabilities	1,204.5	1,196.3
Total liabilities	4,413.7	4,430.2
Shareholders' equity
Common stock	1.1	1.1
Additional paid-in capital	1,602.2	1,593.6
Retained earnings	2,834.3	2,613.0
Treasury stock	(2,051.6)	(1,925.7)
Accumulated other comprehensive loss	(168.0)	(180.7)
Total shareholders' equity	2,218.0	2,101.3
Total liabilities and shareholders' equity	$6,631.7	$6,531.5

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash Flow from Operations
Net earnings	$221.7	$149.5
Non-cash items included in income	113.0	120.5
Other, net	(12.4)	(17.0)
Operating cash flow before changes in working capital	322.3	253.0
Changes in current assets and liabilities used in operations, net of effects of business acquisition	(95.6)	(147.1)
Net cash from operations	226.7	105.9

Cash Flow from Investing Activities
Capital expenditures	(51.5)	(41.6)
Acquisition, net of cash acquired	—	(267.1)
Proceeds from sale of assets	19.0	5.4
Other, net	(3.4)	(3.2)
Net cash used by investing activities	(35.9)	(306.5)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(3.0)	(98.0)
Net increase in debt with original maturities of 90 days or less	36.9	201.0
Common stock purchased	(135.9)	(68.0)
Proceeds from issuance of common stock	1.8	4.6
Excess tax benefits from share-based payments	0.5	2.1
Net cash (used by)/from financing activities	(99.7)	41.7

Effect of exchange rate changes on cash	(0.5)	7.2

Net increase/(decrease) in cash and cash equivalents	90.6	(151.7)
Cash and cash equivalents, beginning of period	471.2	629.7
Cash and cash equivalents, end of period	$561.8	$478.0

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. See Note 10 for further information. The Company has evaluated subsequent events and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2011 included in the Form 10-K as supplemented by the Current Report filed on Form 8-K on December 15, 2011.

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

For the quarter and six months ended March 31, 2012, the Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. For the three months and six months ended March 31, 2011, the Household Products restructuring activities generated pre-tax expense of $36.7 and $38.6, respectively.

The reduction in gross margin associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR, which was $4.3 and $7.0, pre-tax, for the prior year quarter and six months, respectively, is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition.

The presentation for inventory write-up, acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects management’s view on how it evaluates segment performance.

Segment sales and profitability for the quarter and six months ended March 31, 2012 and 2011, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
Net Sales
Personal Care	$651.5	$610.4	$1,215.9	$1,119.0
Household Products	450.3	424.9	1,084.0	1,093.4
Total net sales	$1,101.8	$1,035.3	$2,299.9	$2,212.4

	For the quarter ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
Operating Profit
Personal Care	$128.3	$123.3	$251.8	$199.9
Household Products	69.1	52.2	217.9	215.5
Total operating profit	197.4	175.5	469.7	415.4

General corporate and other expenses	(43.6)	(36.2)	(80.3)	(66.4)
Household Products restructuring	(1.5)	(36.7)	7.7	(38.6)
Acquisition inventory valuation	—	(4.3)	—	(7.0)
ASR integration/transaction costs	(2.4)	(1.5)	(3.9)	(7.6)
Amortization	(5.8)	(5.8)	(11.5)	(9.9)
Venezuela devaluation/other impacts	—	1.0	—	(1.3)
Interest and other financing items	(31.1)	(31.0)	(60.3)	(61.1)
Total earnings before income taxes	$113.0	$61.0	$321.4	$223.5

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales	2012	2011	2012	2011
Wet Shave	$424.6	$383.8	$844.9	$748.5
Alkaline batteries	261.4	233.5	655.2	639.5
Other batteries and lighting products	188.9	191.4	428.8	453.9
Skin Care	134.6	128.9	191.3	181.4
Feminine Care	45.5	46.0	87.6	90.3
Infant Care	46.0	51.7	90.7	98.8
Other personal care products	0.8	—	1.4	—
Total net sales	$1,101.8	$1,035.3	$2,299.9	$2,212.4

In addition to Wet Shave products, ASR manufactures and sells industrial and specialty blades, which are included in our Personal Care segment within our Wet Shave product category. This is a relatively small product line, with annualized sales of less than $50 and comparatively lower operating margins. As discussed in previous disclosures, we continue to evaluate various strategic alternatives including a possible sale of this product line. However, a sale is highly uncertain at this time and we are continuing with efforts to integrate these products into our operating models.

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

For the quarter and six months ended March 31, 2012, the Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. For the three months and six months ended March 31, 2011, the Household Products restructuring activities generated pre-tax expense of $36.7 and $38.6, respectively. These costs, net of the gain on the sale of the former LCF property in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table summarizes the Household Products restructuring activities, exclusive of the gain on the sale of the LCF facility noted above, for the first six months of fiscal 2012.

				Utilized
	October 1, 2011	Charge to Income	Other/CTA	Cash	Non-Cash	March 31, 2012
Asset write-downs	$—	$—	$—	$—	$—	$—
Severance & Termination Related Costs	5.7	1.0	—	(5.6)	—	1.1
Pension Settlement Cost	—	1.8	—	(1.8)	—	—
Other Related Exit Costs/CTA	1.4	2.3	(0.8)	(2.7)	—	0.2
Total	$7.1	$5.1	$(0.8)	$(10.1)	$—	$1.3

The Company estimates that total pre-tax charges of approximately $85, exclusive of the gain on the sale of the LCF facility, will be incurred as a result of the Household Products restructuring initiative. To date, we have recorded approximately $84 in costs, with the remaining charges to be recorded by the end of the fiscal year. Project to date savings have totaled approximately $23, with approximately $11 realized in fiscal 2011 and approximately $12 in the first six months of 2012.

Note 3 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $12.7 and $23.2 for the quarter and six months ended March 31, 2012, respectively, and $9.6 and $18.1 for the quarter and six months ended March 31, 2011, respectively, and were recorded in selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $4.7 and $8.6 for the quarter and six months ended March 31, 2012 , respectively, and $3.5 and $6.7 for the quarter and six months ended March 31, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2012 and 2011, respectively.

(in millions, except per share data)	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Net earnings for basic and dilutive earnings per share	$77.9	$39.1	$221.7	$149.5
Denominator:
Weighted-average shares for basic earnings per share	65.4	70.1	65.8	70.3
Effect of dilutive securities:
Stock options	0.2	0.2	0.2	0.2
Restricted stock equivalents	0.8	0.5	0.6	0.5
Total dilutive securities	1.0	0.7	0.8	0.7
Weighted-average shares for diluted earnings per share	66.4	70.8	66.6	71.0
Basic earnings per share	$1.19	$0.56	$3.37	$2.13
Diluted earnings per share	$1.17	$0.55	$3.33	$2.11

At March 31, 2012 and 2011, approximately 0.4 and 0.7 of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, for each period, because to do so would have been anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 5 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2011 and March 31, 2012.

	Household Products	Personal Care	Total
Balance at October 1, 2011	$36.9	$1,438.4	$1,475.3
Cumulative translation adjustment	0.3	(0.6)	(0.3)
Balance at March 31, 2012	$37.2	$1,437.8	$1,475.0

Total amortizable intangible assets other than goodwill at March 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$18.9	$(11.0)	$7.9
Technology and patents	76.9	(44.3)	32.6
Customer-related/Other	165.4	(41.4)	124.0
Total amortizable intangible assets	$261.2	$(96.7)	$164.5

The carrying amount of indefinite-lived trademarks and tradenames, substantially all of which relate to the Personal Care segment, is $1,704.4 at March 31, 2012, a decrease of $0.8 from September 30, 2011 due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2012 and the years ending September 30, 2013, 2014, 2015, 2016, and 2017, is approximately $11.5, $20.9, $17.5, $15.2, $15.2 and $14.9, respectively, and $69.3 thereafter.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present.  The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment.  As part of the fiscal 2011 testing, it was noted that the Playtex indefinite-lived intangible assets, exclusive of goodwill, represent more than 75% of total indefinite-lived intangible assets.  While no impairment was indicated during the 2011 testing, the fiscal 2011 indicated fair value for two trademarks, Playtex and Wet Ones, were relatively close to the carrying value at 114% of the carrying value (approximately $650) for the Playtex trademark and 107% of the carrying value (approximately $200) for the Wet Ones trademark.  As of March 31, 2012, there were no events or circumstances that were considered to be potential indicators of impairment for goodwill or the remaining indefinite-lived intangible assets. As in the past, we will conduct our annual testing for fiscal 2012 in our fourth fiscal quarter, in conjunction with the completion of our annual planning cycle.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Service cost	$6.6	$7.2	$13.6	$14.4
Interest cost	14.0	15.2	27.9	27.0
Expected return on plan assets	(15.8)	(16.7)	(31.5)	(30.8)
Amortization of prior service cost	(1.4)	(1.4)	(2.8)	(2.8)
Amortization of unrecognized net loss	5.1	3.6	10.2	7.3
Amortization of transition obligation	—	0.1	—	0.1
Settlement charge	0.9	—	1.8	—
Special termination costs	—	9.5	—	9.5
Net periodic benefit cost	$9.4	$17.5	$19.2	$24.7

	Postretirement
	Quarter ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Service cost	$0.1	$0.2	$0.3	$0.3
Interest cost	0.6	0.7	1.2	1.3
Amortization of prior service cost	(0.6)	(0.6)	(1.3)	(1.3)
Amortization of unrecognized net gain	(0.5)	(0.3)	(1.0)	(0.6)
Net periodic benefit cost	$(0.4)	$—	$(0.8)	$(0.3)

As a result of the Household Products restructuring, as discussed in Note 2, the Company recorded pension settlement charges related to the closure of the LCF facility for the three and six months ended March 31, 2012 of $0.9 and $1.8, respectively, to recognize a portion of the unrecognized losses previously included in accumulated other comprehensive loss on the consolidated balance sheet, resulting from the lump sum settlement of the portion of the pension liabilities paid. Additional pension settlement charges of approximately $0.2 are expected to be recognized during the remainder of fiscal 2012 resulting from similar lump sum settlements.

Note 7 – Debt
Notes payable at March 31, 2012 and September 30, 2011 consisted of notes payable to financial institutions with original maturities of less than one year of $89.2 and $56.0, respectively, and had a weighted-average interest rate of 3.0% and 3.1%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	March 31, 2012	September 30, 2011
Private Placement, fixed interest rates ranging from 4.1% to 6.6%, due 2012 to 2017	$1,265.0	$1,265.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Term Loan, variable interest at LIBOR + 63 basis points, or 0.9%, due December 2012	444.5	447.5
Total long-term debt, including current maturities	2,309.5	2,312.5
Less current portion	544.5	106.0
Total long-term debt	$1,765.0	$2,206.5

The Company’s total borrowings were $2,398.7 at March 31, 2012, including $533.7 tied to variable interest rates,

of which interest on $300 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,848.7. The Company entered into an Amended and Restated Revolving Credit Agreement dated as of May 6, 2011 which currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. We have no outstanding borrowings under our revolving credit facility, of which $438.2 remained available as of March 31, 2012, as reduced by $11.8 of outstanding letters of credit.

We expect to refinance amounts outstanding under the term loan, with an outstanding balance of $444.5 at March 31, 2012 and maturing in December 2012, prior to maturity, but we can provide no assurances as to the timing, type, nature and cost of this refinancing. The term loan is now included in current liabilities on the consolidated balance sheets at March 31, 2012.

The Company is party to interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt through December 2012 at an interest rate of 1.9%.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.7 to 1, and the ratio of its EBIT to total interest expense was 4.9 to 1, for the twelve months ended March 31, 2012. These ratios were negatively impacted by a significant portion of the pre-tax charges associated with the Household Products restructuring activities in fiscal 2011 as such charges reduced EBITDA as defined in the agreements. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates if the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

On May 2, 2011, the Company amended and renewed, for a three year term, its existing receivables securitization program. Advances under this program, which may not exceed $200, are not considered debt for purposes of the Company’s debt compliance covenants. At March 31, 2012, there was $60.0 outstanding under this facility.

In May 2011, the Company issued $600 aggregate principal amount of senior, unsecured notes with interest paid semi-annually in May and November at an annual fixed interest rate of 4.7%. The senior notes mature in May

2021. The senior notes are guaranteed by all of our existing and future subsidiaries that are guarantors under any of our credit agreements or other indebtedness, and such subsidiaries will remain guarantors of the senior notes for as long as they remain a guarantor on other indebtedness. The senior notes are redeemable at our option from time to time in accordance with the optional redemption provisions of the notes. In addition, upon the occurrence of a change in control, the holders of the senior notes have the right to require the Company to repurchase all or a portion of the senior notes at a specified redemption price. The senior notes also contain certain limitations regarding the merger, consolidation or sale of the Company's assets.
Aggregate maturities of long-term debt, including current maturities, at March 31, 2012 are as follows: $544.5 in one year, $125.0 in two years, $220.0 in three years, $220.0 in four years, $290.0 in five years and $910.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity, with the exception of the term loan, which matures in December 2012 as discussed above.

Note 8 – Treasury stock
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. This authorization replaces a prior stock repurchase authorization, which was approved in July 2006. The Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended March 31, 2012. Future share repurchases, if any, will be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

Note 9 – Financial Instruments and Risk Management
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at March 31, 2012 and September 30, 2011 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding commodity hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax loss of $1.5 and $6.2 at March 31, 2012 and September 30, 2011, respectively. Over the next twelve months, approximately $1.7 of the loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 17 open commodity contracts at March 31, 2012 with a total notional value of approximately $38.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar, and to the lesser extent, the Euro can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At March 31, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $0.6 and $3.3 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2012 levels, over the next twelve months, approximately $0.6 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 63 open foreign currency contracts at March 31, 2012 with a total notional value of approximately $294.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2012, the Company had $533.7 of variable rate debt outstanding. The Company is party to interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the

Company’s interest rate on $300 of the Company’s variable rate debt through December 2012. At March 31, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $3.1 and $4.7 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Over the next nine months the interest rate swap agreements will be fully settled and the total $3.1 pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

Cash Flow Hedges The Company maintains a number of cash flow hedging programs, as discussed above, to reduce risks related to commodity, foreign currency and interest rate risk. Each of these derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

Derivatives not Designated in Hedging Relationships The Company holds a share option with a major financial institution to diminish the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which is cash flow from operations.

In addition, the Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any losses on these contracts would be offset by exchange gains on the underlying exposures; thus, they are not subject to significant market risk.

The following table provides fair values as of March 31, 2012 and September 30, 2011, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2012 and 2011, respectively.

	At March 31, 2012	For the Quarter Ended March 31, 2012		For the Six Months Ended March 31, 2012
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$0.6	$(1.5)	$(0.4)	$(5.2)	$(2.5)
Commodity contracts (6)	(1.5)	2.7	(1.4)	2.3	(1.2)
Interest rate contracts	(3.1)	0.2	—	1.6	—
Total	$(4.0)	$1.4	$(1.8)	$(1.3)	$(3.7)

	At September 30, 2011	For the Quarter Ended March 31, 2011		For the Six Months Ended March 31, 2011
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$3.3	$(6.1)	$(4.2)	$(12.4)	$(9.0)
Commodity contracts	(6.2)	(1.3)	0.7	2.0	(0.1)
Interest rate contracts	(4.7)	1.3	—	2.0	—
Total	$(7.6)	$(6.1)	$(3.5)	$(8.4)	$(9.1)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing and commodity contracts in Cost of products sold.

(5)
Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting associated risk. The ineffective portion recognized in income was insignificant to the quarter and six months ended March 31, 2012.

(6)
At March 31, 2012, $1.1 of losses associated with the Company's commodity contracts were recorded in Accumulated OCI. The loss will be reclassified from Accumulated OCI into income as a result of inventory being sold.

The following table provides fair values as of March 31, 2012 and September 30, 2011, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2012 and 2011, respectively.

	At March 31, 2012	For the Quarter Ended March 31, 2012	For the Six Months Ended March 31, 2012
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$2.0	$(2.4)	$5.5
Foreign currency contracts	(0.8)	1.1	0.2
Total	$1.2	$(1.3)	$5.7

	At September 30, 2011	For the Quarter Ended March 31, 2011	For the Six Months Ended March 31, 2011
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$(3.4)	$(1.3)	$2.8
Foreign currency contracts	0.4	2.7	2.1
Total	$(3.0)	$1.4	$4.9

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in other financing.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of March 31, 2012 and September 30, 2011 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	March 31, 2012	September 30, 2011
Assets/(Liabilities) at fair value:
Deferred Compensation	$(154.9)	$(147.6)
Derivatives - Foreign Exchange	(0.2)	3.7
Derivatives - Commodity	(1.5)	(6.2)
Derivatives - Interest Rate Swap	(3.1)	(4.7)
Share Option	2.0	(3.4)
Net Liabilities at fair value	$(157.7)	$(158.2)

At March 31, 2012 and September 30, 2011, the Company had no level 1 or level 3 financial assets or liabilities.

Effective January 1, 2012, the Company adopted a new accounting standards update (ASU) to fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. These disclosures were applied on a prospective basis.

At March 31, 2012 and September 30, 2011, the fair market value of fixed rate long-term debt was $2,023.2 and $1,969.3, respectively, compared to its carrying value of $1,865.0 for both periods. The book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The fair value of cash and cash equivalents has been determined based on level 2 inputs. The fair value of short-term borrowings has been determined based on level 2 inputs.

At March 31, 2012, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Venezuela Currency Risk The Company has investments in a Venezuelan affiliate. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At March 31, 2012, the Company had approximately $39 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Note 10 – Supplemental Financial Statement Information

	March 31, 2012	September 30, 2011
Inventories
Raw materials and supplies	$90.6	$95.5
Work in process	151.6	139.9
Finished products	444.2	418.0
Total inventories	$686.4	$653.4
Other Current Assets
Miscellaneous receivables	$72.0	$58.6
Deferred income tax benefits	194.1	189.2
Prepaid expenses	116.8	84.3
Value added tax collectible from customers	51.1	51.9
Other	23.8	42.3
Total other current assets	$457.8	$426.3
Property, Plant and Equipment
Land	$39.4	$39.4
Buildings	274.9	297.4
Machinery and equipment	1,743.0	1,719.8
Construction in progress	80.2	71.7
Total gross property	2,137.5	2,128.3
Accumulated depreciation	(1,273.9)	(1,242.9)
Total net property, plant and equipment, net	$863.6	$885.4
Other Current Liabilities
Accrued advertising, promotion and allowances	$183.0	$184.1
Accrued salaries, vacations and incentive compensation	86.3	110.4
Returns reserve	24.5	48.5
Other	229.5	232.8
Total other current liabilities	$523.3	$575.8
Other Liabilities
Pensions and other retirement benefits	$490.7	$497.2
Deferred compensation	159.3	151.7
Deferred income tax liabilities	467.3	453.8
Other non-current liabilities	87.2	93.6
Total other liabilities	$1,204.5	$1,196.3

The Company has made two reclassifications for financial reporting purposes that impact the balance sheets only. They are as follows:

•
In many of the Company's foreign affiliates, a value-added tax (VAT) is included on the invoice to the customer. The VAT is not included as part of the Company's revenue because the Company is simply collecting the required taxes related to the sale of its goods to a third party and passing that tax collection to the proper tax authorities. Historically, the Company has reported this VAT component as part of trade receivables. We have reclassified this outstanding VAT amount from trade receivables to other current assets. The amount of the reclassification at March 31, 2012 and September 30, 2011 was $51.1 and $51.9, accordingly.

•
The Company engages in a variety of trade promotional activities with its customers to promote its brands. The cost of these programs have historically been accounted for as a reduction of net sales in accordance with GAAP, with an offsetting establishment of an accrued liability. A large portion of these liabilities are paid via a customer deduction from amounts owed to the Company for invoiced sales as the customer exercises a right of offset against trade receivables to recoup payment for trade promotion allowances. While practice may vary depending on the type and nature of the trade promotional activities, we believe reduction of trade receivables to reflect this estimated right of offset is common in the industry and appropriate to reflect on the reported balance sheet. The amounts reclassified to reflect this presentation change were $144.6 and $131.9 at March 31, 2012 and September 30, 2011, respectively.

The Company believes the balance sheet presentation after the reclassifications described above is more appropriate than the prior presentation and is more consistent with the presentation followed in the consumer products industry.

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

Note 13 – Guarantor and Non-Guarantor Financial Information - (Unaudited)

On May 19, 2011, the Company issued a total of $600.0 of 4.7% Senior Notes (the “Notes”) due in May 2021 with interest payable semi-annually beginning November 2011. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company's credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes and substantially all of the Company's other outstanding indebtedness. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantors”) do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the Subsidiary Guarantor; if the guarantee under our credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$676.1	$578.2	$(152.5)	$1,101.8
Cost of products sold	—	404.6	327.3	(147.3)	584.6
Gross Profit	—	271.5	250.9	(5.2)	517.2

Selling, general and administrative expense	—	120.8	111.4	—	232.2
Advertising and promotion expense	—	58.6	53.7	(0.6)	111.7
Research and development expense	—	27.7	—	—	27.7
Household Products restructuring	—	0.1	1.4	—	1.5
Interest expense	28.8	0.1	1.3	—	30.2
Intercompany interest (income)/expense	(28.3)	28.1	0.2	—	—
Other financing (income)/expense	—	(0.7)	1.6	—	0.9
Intercompany dividends/service fees	—	(19.1)	(2.3)	21.4	—
Equity in earnings of subsidiaries	(78.8)	(56.6)	—	135.4	—
Earnings before income taxes	78.3	112.5	83.6	(161.4)	113.0
Income taxes	0.4	13.0	18.5	3.2	35.1
Net earnings	$77.9	$99.5	$65.1	$(164.6)	$77.9

	Consolidated Statements of Earnings (Condensed)
	For Six Months Ended March 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,380.3	$1,231.7	$(312.1)	$2,299.9
Cost of products sold	—	820.1	703.5	(305.4)	1,218.2
Gross Profit	—	560.2	528.2	(6.7)	1,081.7

Selling, general and administrative expense	—	224.1	222.2	—	446.3
Advertising and promotion expense	—	100.9	107.8	(0.6)	208.1
Research and development expense	—	53.2	0.1	—	53.3
Household Products restructuring	—	0.3	(8.0)	—	(7.7)
Interest expense	57.6	—	2.5	—	60.1
Intercompany interest (income)/expense	(56.5)	56.1	0.4	—	—
Other financing expense/(income)	—	0.3	(0.1)	—	0.2
Intercompany dividends/service fees	—	(23.2)	(5.8)	29.0	—
Equity in earnings of subsidiaries	(224.2)	(146.6)	—	370.8	—
Earnings before income taxes	223.1	295.1	209.1	(405.9)	321.4
Income taxes	1.4	48.7	46.5	3.1	99.7
Net earnings	$221.7	$246.4	$162.6	$(409.0)	$221.7

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$605.3	$574.0	$(144.0)	$1,035.3
Cost of products sold	—	368.5	336.6	(140.9)	564.2
Gross Profit	—	236.8	237.4	(3.1)	471.1

Selling, general and administrative expense	—	111.4	105.4	—	216.8
Advertising and promotion expense	—	50.3	50.6	(0.6)	100.3
Research and development expense	—	26.3	—	—	26.3
Household Products restructuring	—	0.6	36.1	—	36.7
Interest expense/(income)	27.9	—	1.2	—	29.1
Intercompany interest (income)/expense	(27.5)	26.6	0.9	—	—
Other financing (income)/expense	—	(1.9)	2.8	—	0.9
Intercompany dividends/service fees	—	(13.7)	(1.2)	14.9	—
Equity in earnings of subsidiaries	(40.1)	(28.4)	—	68.5	—
Earnings before income taxes	39.7	65.6	41.6	(85.9)	61.0
Income taxes	0.6	13.0	8.0	0.3	21.9
Net earnings	$39.1	$52.6	$33.6	$(86.2)	$39.1

	Consolidated Statements of Earnings (Condensed)
	For the Six Months Ended March 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,277.6	$1,205.0	$(270.2)	$2,212.4
Cost of products sold	—	753.1	698.6	(266.0)	1,185.7
Gross Profit	—	524.5	506.4	(4.2)	1,026.7

Selling, general and administrative expense	—	212.5	211.0	—	423.5
Advertising and promotion expense	—	104.3	125.9	(1.2)	229.0
Research and development expense	—	49.7	—	—	49.7
Household Products restructuring	—	1.3	37.3	—	38.6
Interest expense/(income)	56.1	(0.3)	2.5	—	58.3
Intercompany interest (income)/expense	(55.2)	54.1	1.1	—	—
Other financing (income)/expense	—	(1.7)	5.8	—	4.1
Intercompany dividends/service fees	—	(60.0)	(5.6)	65.6	—
Equity in earnings of subsidiaries	(152.0)	(90.3)	—	242.3	—
Earnings before income taxes	151.1	254.9	128.4	(310.9)	223.5
Income taxes	1.6	44.2	27.2	1.0	74.0
Net earnings	$149.5	$210.7	$101.2	$(311.9)	$149.5

	Consolidated Balance Sheets (Condensed)
	March 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$5.0	$6.7	$550.1	$—	$561.8
Trade receivables, net (a) (c)	—	14.5	673.1	—	687.6
Inventories	—	373.2	350.7	(37.5)	686.4
Other current assets (c)	39.5	233.3	212.4	(27.4)	457.8
Total current assets	44.5	627.7	1,786.3	(64.9)	2,393.6
Investment in subsidiaries	6,413.9	1,565.3	—	(7,979.2)	—
Intercompany receivables, net (b)	—	1,759.5	88.9	(1,848.4)	—
Property, plant and equipment, net	—	565.6	298.0	—	863.6
Goodwill	—	1,105.0	370.0	—	1,475.0
Other intangible assets, net	—	1,656.0	212.9	—	1,868.9
Other assets	9.5	10.1	11.0	—	30.6
Total assets	$6,467.9	$7,289.2	$2,767.1	$(9,892.5)	$6,631.7

Current liabilities (c)	$582.4	$367.3	$527.6	$(33.1)	$1,444.2
Intercompany payables, net (b)	1,848.4	—	—	(1,848.4)	—
Long-term debt	1,765.0	—	—	—	1,765.0
Other liabilities	54.1	976.2	174.2	—	1,204.5
Total liabilities	4,249.9	1,343.5	701.8	(1,881.5)	4,413.7
Total shareholders' equity	2,218.0	5,945.7	2,065.3	(8,011.0)	2,218.0
Total liabilities and shareholders' equity	$6,467.9	$7,289.2	$2,767.1	$(9,892.5)	$6,631.7

(a) Trade receivables, net for the Non-Guarantors includes approximately $348 at March 31, 2012 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a wholly-owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

(c) The Company has made two reclassifications for financial reporting purposes that impact the balance sheets only.  See Note 10 for further information.

	Consolidated Balance Sheets (Condensed)
	September 30, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$4.3	$466.9	$—	$471.2
Trade receivables, net (a) (c)	—	15.3	694.5	—	709.8
Inventories	—	318.7	363.8	(29.1)	653.4
Other current assets (c)	21.1	243.7	183.0	(21.5)	426.3
Total current assets	21.1	582.0	1,708.2	(50.6)	2,260.7
Investment in subsidiaries	6,177.9	1,430.6	—	(7,608.5)	—
Intercompany receivables, net (b)	—	1,717.6	—	(1,717.6)	—
Property, plant and equipment, net	—	574.8	310.6	—	885.4
Goodwill	—	1,105.0	370.3	—	1,475.3
Other intangible assets, net	—	1,664.3	213.9	—	1,878.2
Other assets	10.4	11.1	10.4	—	31.9
Total assets	$6,209.4	$7,085.4	$2,613.4	$(9,376.7)	$6,531.5

Current liabilities (c)	$141.1	$399.1	$518.1	$(30.9)	$1,027.4
Intercompany payables, net (b)	1,712.5	—	5.1	(1,717.6)	—
Long-term debt	2,206.5	—	—	—	2,206.5
Other liabilities	48.0	975.9	172.4	—	1,196.3
Total liabilities	4,108.1	1,375.0	695.6	(1,748.5)	4,430.2
Total shareholders' equity	2,101.3	5,710.4	1,917.8	(7,628.2)	2,101.3
Total liabilities and shareholders' equity	$6,209.4	$7,085.4	$2,613.4	$(9,376.7)	$6,531.5

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

(c) The Company has made two reclassifications for financial reporting purposes that impact the balance sheets only.  See Note 10 for further information.

	Consolidated Statements of Cash Flows (Condensed)
	For Six Months Ended March 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Total
Net cash flow from operations	$5.7	$117.8	$103.2	$226.7
Cash Flow from Investing Activities
Capital expenditures	—	(38.2)	(13.3)	(51.5)
Proceeds from sale of assets	—	1.9	17.1	19.0
Other, net	—	(1.0)	(2.4)	(3.4)
Net cash (used by)/from investing activities	—	(37.3)	1.4	(35.9)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(3.0)	—	—	(3.0)
Net increase in debt with original maturity days of 90 or less	—	1.1	35.8	36.9
Common stock purchased	(135.9)	—	—	(135.9)
Proceeds from issuance of common stock	1.8	—	—	1.8
Excess tax benefits from share-based payments	0.5	—	—	0.5
Capital contribution	—	(2.3)	2.3	—
Intercompany cash - received/(payed)	135.9	(105.9)	(30.0)	—
Intercompany dividend	—	29.0	(29.0)	—
Net cash used by financing activities	(0.7)	(78.1)	(20.9)	(99.7)
Effect of exchange rate changes on cash	—	—	(0.5)	(0.5)
Net increase in cash and cash equivalents	5.0	2.4	83.2	90.6
Cash and cash equivalents, beginning of period	—	4.3	466.9	471.2
Cash and cash equivalents, end of period	$5.0	$6.7	$550.1	$561.8

	Consolidated Statements of Cash Flows (Condensed)
	For Six Months Ended March 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Total
Net cash flow (used by)/from operations	$(11.1)	$(12.5)	$129.5	$105.9
Cash Flow from Investing Activities
Capital expenditures	—	(25.3)	(16.3)	(41.6)
Acquisitions, net of cash acquired	(267.1)	—	—	(267.1)
Proceeds from sale of assets	—	5.0	0.4	5.4
Other, net	—	(3.0)	(0.2)	(3.2)
Net cash used by investing activities	(267.1)	(23.3)	(16.1)	(306.5)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(98.0)	—	—	(98.0)
Net increase/(decrease) in debt with original maturity days of 90 or less	65.0	(0.2)	136.2	201.0
Common stock purchased	(68.0)	—	—	(68.0)
Proceeds from issuance of common stock	4.6	—	—	4.6
Excess tax benefits from share-based payments	2.1	—	—	2.1
Capital contribution	—	(0.8)	0.8	—
Intercompany cash - received/(payed)	161.0	(26.0)	(135.0)	—
Intercompany dividend	—	65.6	(65.6)	—
Net cash from/(used by) financing activities	66.7	38.6	(63.6)	41.7
Effect of exchange rate changes on cash	—	—	7.2	7.2
Net (decrease)/increase in cash and cash equivalents	(211.5)	2.8	57.0	(151.7)
Cash and cash equivalents, beginning of period	211.5	2.5	415.7	629.7
Cash and cash equivalents, end of period	$—	$5.3	$472.7	$478.0

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data)

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and six months ended March 31, 2012 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 included in the Form 10-K as supplemented by the Current Report filed on Form 8-K on December 15, 2011.

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

Highlights / Operating Results

Net Earnings for the quarter ended March 31, 2012 were $77.9, or $1.17 per diluted share, compared to $39.1, or $0.55 per diluted share, for the same quarter last year. Net Earnings for the six months ended March 31, 2012 were $221.7, or $3.33 per diluted share, compared to $149.5 or $2.11 per diluted share, for the six months ended March 31, 2011. Diluted earnings per share (EPS) for the quarter and six months ended were impacted by certain items related to restructuring and realignment activities, costs associated with the acquisition and integration of acquired businesses, a gain on the sale of a former battery facility and the implementation of highly inflationary accounting in Venezuela. The impacts of these items on reported net earnings per diluted share are provided below as a reconciliation of net earnings per diluted share to adjusted net earnings per diluted share, which is a non-GAAP measure.

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Diluted EPS - GAAP	$1.17	$0.55	$3.33	$2.11
Impacts, net of tax: Expense/(Income)
Household Products restructuring	0.02	0.42	(0.10)	0.44
Other realignment/integration	0.03	0.04	0.04	0.09
Acquisition inventory valuation	—	0.04	—	0.06
Venezuela devaluation/other impacts	—	(0.01)	—	0.02
Diluted EPS - adjusted (Non-GAAP)	$1.22	$1.04	$3.27	$2.72

Net Sales - Total Company (In millions)
Quarter and Six Months Ended March 31, 2012

	Q2	%Chg	Six Months	%Chg
Net Sales - FY '11	$1,035.3		$2,212.4
Organic	70.9	6.8%	45.0	2.0%
Impact of currency	(4.4)	(0.4)%	(3.7)	(0.2)%
Impact of ASR	—	—%	46.2	2.1%
Net Sales - FY '12	$1,101.8	6.4%	$2,299.9	3.9%

For the quarter, on a reported basis, net sales were $1,101.8, an increase of $66.5, or 6.4%, as compared to the same period last year driven by organic growth in both Personal Care and Household Products. Organic growth for the quarter was 6.8% driven by volume gains in men's and women's razor systems due, in part, to the launch of Schick Hydro 5 Power Select and Schick Hydro Silk for Women. In addition, Household Products net sales were higher in the quarter due, in part, to the impact of recent pricing actions and a comparatively low prior year quarter due to higher trade spending costs in the U.S. in the fiscal 2011 quarter. See "Segment Results" for further details.

For the six months, on a reported basis, net sales were $2,299.9, an increase of $87.5, or 3.9%, as compared to the same period last year due to the inclusion of American Safety Razor (ASR) and organic sales growth. The first fiscal quarter of 2012 included a full quarter of ASR net sales as compared to only one month in the first fiscal quarter of 2011 due to the timing of the acquisition. On an organic basis, net sales increased 2.0% as organic sales growth in Personal Care driven by wet shave was partially offset by a slight decline in Household Products. See "Segment Results" for further details.

Gross profit for the quarter ended March 31, 2012 was $517.2, or 46.9% of net sales, up 140 basis points as compared to the prior year quarter due to favorable product mix in the current year quarter and lower Household trade spending in the current year fiscal quarter as compared to a relatively higher trade spend in the prior year quarter.

Gross profit for the six months ended March 31, 2012 was $1,081.7, or 47.0% of net sales, up 60 basis points due primarily to favorable product mix in the current year period, which more than offset the negative impact of the full year inclusion of the lower margin ASR products in fiscal 2012.

Selling, general and administrative expense (SG&A) was $232.2, or 21.1% of net sales, for the current year quarter as compared to $216.8, or 20.9% of net sales, for the prior year quarter. The dollar increase of $15.4 as compared to the prior year quarter was due, in part, to higher costs due to an increase in the underlying market value of certain unfunded deferred compensation liabilities driven by appreciation in the financial markets in the quarter, higher amortization on stock awards, and higher actuarial pension expense driven by lower market discount rates.

SG&A was $446.3, or 19.4% of net sales, for the six months ended March 31, 2012 as compared to $423.5, or 19.1% of net sales, for the prior year. The dollar increase of $22.8 as compared to the prior year quarter was due to the reasons noted in the quarter discussion above and the incremental impact of ASR overheads, which are included for the full six months in fiscal 2012 but only four months in the prior period due to the timing of the acquisition.

Advertising and promotion (A&P) expense was $111.7, or 10.1% of net sales, for the quarter as compared to $100.3, or 9.7% of net sales in the prior year second quarter. As a percent of net sales, A&P was higher in the current year fiscal quarter due to the new product launches of Schick Hydro 5 Power Select and Schick Hydro Silk and the timing of other A&P initiatives. As noted in the prior quarter discussion, we expected and incurred higher A&P expense in the second fiscal quarter of 2012. Furthermore, we expect higher A&P expense in the third fiscal quarter of 2012, which will be more in line with spending in the third quarter of fiscal 2011 due, in part, to support of our recent wet shave product launches.

Research and development expense was $27.7 for the quarter ended March 31, 2012 as compared to $26.3 for the prior year quarter, and was $53.3 for the six months ended March 31, 2012 as compared to $49.7 for the same period in the prior fiscal year. The year to date result was partially impacted by an additional $1.3 for the full year impact of ASR.

For the three months and six months ended March 31, 2012, the Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. For the three months and six months ended March 31, 2011, the Household Products restructuring activities generated pre-tax expense of $36.7 and $38.6, respectively.

Interest expense was relatively flat for the second quarter and six month periods for fiscal 2012 as compared to the same periods in the prior year as slightly higher average debt outstanding for the current year quarter and year to date were mostly offset by a slightly lower average cost of debt.

Other financing was flat for the second fiscal quarter of 2012 as compared to the prior year. For the six months, the prior year expense included somewhat higher losses on foreign exchange hedging contracts as compared to the current year six month period.

For both the current year fiscal quarter and six month periods, the effective tax rate was approximately 31%. This rate is lower than the prior years' effective tax rate for the same periods as the prior year effective tax rate was negatively impacted by significant Household Products restructuring charges incurred in a relatively low tax jurisdiction.

Recent Developments

On April 30, 2012, the Board of Directors authorized the announcement of the intention to initiate a dividend program, the first in Energizer's twelve-year existence as a publicly held company. Future declarations of dividends are subject to Board approval and may be adjusted at the discretion of the Board, including as business needs or market conditions change. Subject to such declaration, a quarterly dividend of $0.40 per share would be paid in the fourth quarter of Energizer's fiscal 2012, which would imply an annual dividend rate of $1.60 per share. On an annual basis, this would represent a cash outflow of over one-hundred million dollars.

In addition, on April 30, 2012, the Board of Directors approved a share repurchase authorization of ten million shares. This authorization replaces a prior stock repurchase authorization, which was approved in July 2006. Future share repurchases, if any, will be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

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

For the three months and six months ended March 31, 2012, the Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. For the three months and six months ended March 31, 2011, the Household Products restructuring activities generated pre-tax expense of $36.7 and $38.6, respectively. These restructuring activities are not included in segment results for Household Products. Rather, they are reported in a separate line below segment profit as this presentation reflects management's view on how segment results are evaluated.

 The reduction in gross margin associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR, which was $4.3 and $7.0, pre-tax, for the prior year quarter and six months, respectively, is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition. Such presentation reflects management's view on how segment results are evaluated.

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter and six months ended March 31, 2012 and 2011.

Personal Care

Net Sales - Personal Care (In millions)
Quarter and Six Months Ended March 31, 2012
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '11	$610.4		$1,119.0
Organic	42.1	6.9%	49.4	4.4%
Impact of currency	(1.0)	(0.2)%	1.3	0.1%
Impact of ASR	—	—%	46.2	4.1%
Net Sales - FY '12	$651.5	6.7%	$1,215.9	8.6%

For the quarter, net sales increased 6.7% on organic sales growth of 6.9% as compared to the same period in the prior year. The drivers of the organic sales growth were as follows:

•
Net sales in Wet Shave increased 11% due to higher sales of Schick Hydro, including launch shipments of Schick Hydro 5 Power Select and Schick Hydro Silk women's systems, higher Schick Hydro men's blade refill sales, lower promotional spending, and higher Edge and Skintimate shave preparation shipments. These increases were partially offset by lower sales of legacy men's and women's system products,

•
Net sales in Skin Care increased 4% on significantly higher volume due primarily to timing of shipments in the early stages of the sun care season, partially offset by higher promotional and trade spending, and

•	Net sales in Infant Care decreased 11% due to category softness, heightened competitive activity and timing of shipments.

For the six months, net sales for Personal Care increased 8.6% on a reported basis, which includes a full six months for ASR in 2012 as compared to only four months in fiscal 2011 due to the timing of the acquisition. On an organic basis, net sales increased 4.4%. The year-to-date net sales growth was driven primarily by:

•
Net sales in Wet Shave increased 13%, including the impact of ASR. Organic sales increased 8% due primarily to increased sales of Schick Hydro men's systems, including the launch of Schick Hydro 5 Power Select, the launch of Schick Hydro Silk women's systems and higher shipments of disposables and shave preparations, which were partially offset by lower sales of legacy men's and women's systems,

•	In Skin Care, net sales increased 6% for the current year six months on higher shipments of Sun Care, due to timing and international growth,

•	Net sales in Infant Care decreased 8% due to category softness and competitive activity, and

•	Net sales in Feminine Care decreased 3% as Gentle Glide declines were partially offset by continued growth in Sport.

Segment Profit - Personal Care (In millions)
Quarter and Six Months Ended March 31, 2012
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '11	$123.3		$199.9
Operations	4.4	3.6%	49.6	24.8%
Impact of currency	0.6	0.5%	2.3	1.2%
Segment Profit - FY '12	$128.3	4.1%	$251.8	26.0%

Segment profit for the quarter was $128.3, up 4.1% due to higher gross margin on higher sales noted above partially offset by increased A&P behind the launch of Schick Hydro Silk and increased overhead spending.

Segment profit for the six months ended March 31, 2012 was $251.8, up 26.0%. Operationally, segment profit increased $49.6, or 24.8%, reflecting significantly lower A&P in the first fiscal quarter of 2012 and higher gross margin primarily on Wet Shave sales growth, partially offset by higher overhead spending including a full six months of ASR in fiscal 2012.

We expect A&P spending for the remainder of the year to increase as compared to the first half of 2012, most notably in the third quarter where spending should be more in-line with the prior year third quarter level due to support of the Schick Hydro Silk and Schick Hydro 5 Power Select launches. We expect A&P in the third fiscal quarter of 2012 to be in line with the prior year comparable quarter.

  Household Products

Net Sales - Household Products (In millions)
Quarter and Six Months Ended March 31, 2012
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '11	$424.9		$1,093.4
Organic	28.8	6.8%	(4.4)	(0.4)%
Impact of currency	(3.4)	(0.8)%	(5.0)	(0.5)%
Net Sales - FY '12	$450.3	6.0%	$1,084.0	(0.9)%

Net sales increased 6.0% for the second fiscal quarter versus a year ago driven by the previously announced price increase in the U.S., the timing of shipments as selected retailers increased inventory levels ahead of this price increase, and a comparatively soft prior year quarter which included elevated retailer trade spending that was not repeated. We believe that retailer inventories are somewhat higher at the end of the fiscal quarter, due in part, to the purchasing of product ahead of the price increase. As a result, some retail battery inventory de-load is expected in the coming quarter.

Net Sales for the six months decreased 0.9%, with about half of the impact due to unfavorable currencies. The organic sales decline of 0.4% was due primarily to a slow start to the fiscal year in the first quarter as net sales were adversely impacted by a shift in timing of holiday deliveries and the de-load of unused hurricane response inventories shipped in the prior year in the U.S.

Household battery category unit volumes in our measured markets continued to decline, down approximately 2% in the latest 12 weeks data. However, category values were nearly flat versus a year ago as a result of higher retail pricing and less promotional activity.

Segment Profit - Household Products (In millions)
Quarter and Six Months Ended March 31, 2012
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '11	$52.2		$215.5
Operations	19.0	36.4%	5.3	2.5%
Impact of currency	(2.1)	(4.0)%	(2.9)	(1.3)%
Segment Profit - FY '12	$69.1	32.4%	$217.9	1.2%

Segment profit for the quarter was $69.1, up $16.9, or 32.4%, versus the same quarter last year. Operationally, segment profit improved $19.0, or 36.4%, due primarily to the top-line gains noted above.

Segment profit for the six months increased $2.4, or 1.2%. Declines in the first fiscal quarter, due to top-line softness, were offset by pricing gains and reduced retailer trade spending realized during the second quarter.

Costs associated with Energizer's restructuring project, which was previously announced in the fourth quarter of fiscal 2010, are substantially complete.  For the second fiscal quarter, restructuring costs were $1.5, bringing the total project to date costs to approximately $84, which is in line with our previously disclosed estimates.  Incremental savings from these efforts were approximately $6 in the second fiscal quarter and $12 on a year to date basis in the current year.  These savings helped to partially offset increased commodity and other inflationary costs.  Project to date savings have totaled approximately $23, inclusive of the incremental fiscal 2012 savings. The Company expects incremental savings will be realized through the remainder of fiscal 2012, resulting in total project savings reaching the high end of the $30 to $35 range.

General Corporate and Other Expenses

	Quarter ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
General Corporate Expenses	$43.4	$33.3	$80.1	$63.2
Integration/Other Realignment	0.2	2.9	0.2	3.2
Subtotal	43.6	36.2	80.3	66.4

Household Products Restructuring	1.5	36.7	(7.7)	38.6
ASR Costs:
Deal Expenses	—	—	—	4.2
Severance/Other	2.4	1.5	3.9	3.4
Acquisition Inventory Valuation	—	4.3	—	7.0
General Corporate and Other Expenses	$47.5	$78.7	$76.5	$119.6
% of total net sales	4.3%	7.6%	3.3%	5.4%

For the three and six months ended March 31, 2012, general corporate and other expenses, including integration and realignment charges increased $7.4 and $13.9, respectively. This increase was driven by higher amortization of stock awards, an increase in unfunded deferred compensation liabilities due to growth in the underlying market value of the deferred compensation investments and the impact of higher actuarial pension expense.

For the three and six months ended March 31, 2012, the Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. For the three and six months ended March 31, 2011, the Household Products restructuring activities generated pre-tax expense of $36.7 and $38.6, respectively. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Additionally, we incurred costs associated with the integration of ASR of $2.4 and $3.9 for the quarter and six months ended March 31, 2012, respectively, as compared to $1.5 and $7.6 for the prior year quarter and six month periods, respectively. The higher prior year costs in the six month period included deal transaction costs, which did not recur in fiscal 2012. In addition, the prior year quarter and six month periods included the impact of the write-up and subsequent sale of inventory acquired as part of the ASR acquisition.

Liquidity and Capital Resources

Cash flow from operations increased $120.8 for the six months ended March 31, 2012 as compared to the same six months in the prior fiscal year. This increase was due primarily to higher net earnings, as adjusted for non-cash items of $69.3. In addition, the use of cash flow from changes in working capital improved approximately $52 in comparison to the prior year time period primarily driven by the payment of approximately $47 of assumed tax liabilities from the ASR acquisition in the prior year six month period.

Capital expenditures were $51.5 for the six months ended March 31, 2012 as compared to $41.6 for the same period last year. Full year capital expenditures are estimated to be in the range of $100 for fiscal 2012.

At March 31, 2012, a majority of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective.
The Company’s total borrowings were $2,398.7 at March 31, 2012, including $533.7 tied to variable interest rates, of which interest on $300 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,848.7. The Company entered into an Amended and Restated Revolving Credit Agreement dated as of May 6, 2011 which currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. We have no outstanding borrowings under our revolving credit facility, of which $438.2 remained available as of March 31, 2012, as reduced by $11.8 of outstanding letters of credit.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.7 to 1, and the ratio of its EBIT to total interest expense was 4.9 to 1, for the twelve months ended March 31, 2012. These ratios were negatively impacted by a significant portion of the pre-tax charges associated with the Household Products restructuring activities in fiscal 2011 as such charges reduced EBITDA as defined in the agreements. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates if the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

The Company has staggered long-term borrowing maturities to reduce refinancing risk in any single year and to optimize the use of free cash flow. The Company believes that cash on hand, cash flows from operating activities and periodic borrowings under our credit facilities will be adequate to meet liquidity requirements prior to the maturity of the Company's term loan in December 2012, although no guarantee can be given in this regard. We expect to refinance amounts outstanding under the term loan, with an outstanding balance of $444.5 at March 31, 2012 and maturing in December 2012, prior to maturity, but we can provide no assurances as to the timing, type, nature and cost of this refinancing. The term loan is now included in current liabilities on the consolidated balance sheets at March 31, 2012.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

The Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended March 31, 2012. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. This authorization replaces a prior stock repurchase authorization, which was approved in July 2006. Future share repurchases, if any, will be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

A summary of Energizer’s significant contractual obligations at March 31, 2012 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,309.5	$544.5	$345.0	$510.0	$910.0
Interest on long-term debt	572.4	103.2	184.0	137.9	147.3
Minimum pension funding (1)	345.7	82.9	138.8	124.0	—
Operating leases	126.9	29.5	40.7	25.9	30.8
Purchase obligations and other (2)	56.0	25.9	28.8	1.3	—
Total	$3,410.5	$786.0	$737.3	$799.1	$1,088.1

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $83. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company’s pension plans. The estimates beyond 2012 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2016 are not currently determinable.

2
The Company has estimated approximately $4.5 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of March 31, 2012, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $41. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of March 31, 2012, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter and six months ended March 31, 2012 resulted in income of $1.1 and $0.2, respectively, and for the quarter and six months ended March 31, 2011 resulted in income of $2.7 and $2.1 and was recorded in Other financing expense, net on the Consolidated Statements of Earnings (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At March 31, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $0.6 and $3.3 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Contract maturities for these hedges extend into 2013. There were 63 open foreign currency contracts at March 31, 2012 with a total notional value of approximately $294.

The Company has investments in Venezuelan affiliates. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At March 31, 2012, the Company had approximately $39 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding commodity hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax loss of $1.5 and $6.2 at March 31, 2012 and September 30, 2011, respectively. Over the next twelve months, approximately $1.7 of the loss included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 17 open commodity contracts at March 31, 2012, with a total notional value of approximately $38.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2012, the Company had $533.7 of variable rate debt outstanding, of which $300 is hedged via an interest rate swap as disclosed below. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of approximately $2 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at March 31, 2012.

The Company is party to interest rate swap agreements with two major financial institutions that fixed the variable benchmark component (LIBOR) of the Company’s interest rate on $300 of the Company’s variable rate debt for the next three years at 1.9%. These hedging instruments are considered cash flow hedges for accounting purposes. At March 31, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $3.1 and $4.7 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Over the next nine months the interest rate swap agreements will be fully settled, the total $3.1 pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

Stock Price Exposure

At March 31, 2012, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $2.0 which was included in other current assets at March 31, 2012, and $3.4, which was included in other current liabilities at September 30, 2011. The change in fair value of the total share option for the quarter and six months ended March 31, 2012 resulted in expense of $2.4 and income of $5.5, respectively, and for the quarter and six months ended March 31, 2011 resulted in expense of $1.3 and income of $2.8, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

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

Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	General market and economic conditions;

•	The success of new products and the ability to continually develop new products;

•	Energizer's ability to predict consumption trends with respect to the overall battery category and Energizer's other businesses;

•	Energizer's ability to continue planned advertising and other promotional spending may be impacted by lower than anticipated cash flows, or by alternative investment opportunities;

•	Energizer's ability to timely implement its strategic initiatives in a manner that will positively impact our financial condition and results of operations;

•	The impact of strategic initiatives on Energizer's relationships with its employees, its major customers and vendors;

•	Energizer's ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability for the year with any degree of certainty;

•	The impact of interest and principal repayment on our debt;

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities;

•	Local currency movements.

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
Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

     There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2012.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2012	1,296	$78.02	—	2,312,311
February 1 to 29, 2012	3,990	$76.69	—	2,312,311
March 1 to 31, 2012	280	$76.03	—	2,312,311

(1)
5,566 shares purchased during the quarter relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)
No additional shares under the Company's share repurchase authorization were repurchased on the open market during the second fiscal quarter. On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. This authorization replaces the prior stock repurchase authorization.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	May 3, 2012

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

101
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Statements of Earnings, (ii) the Unaudited Consolidated Balance Sheets, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933 or the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*       Filed herewith.