Form 10-Q
period 2012-06-30
ENERGIZER HOLDINGS INC
filed 2012-08-01
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on June 30, 2012: 64,410,290.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Nine Months Ended June 30, 2012 and 2011	3

Unaudited Consolidated Balance Sheets (Condensed) as of June 30, 2012 and September 30, 2011	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Nine Months Ended June 30, 2012 and 2011	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6. Exhibits	39

SIGNATURES	41

EXHIBIT INDEX	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,124.1	$1,234.5	$3,424.0	$3,446.9
Cost of products sold	595.3	661.5	1,813.5	1,847.2
Gross profit	528.8	573.0	1,610.5	1,599.7

Selling, general and administrative expense	233.8	215.2	680.1	638.7
Advertising and promotion expense	141.8	156.2	349.9	385.2
Research and development expense	28.6	27.8	81.9	77.5
Household Products restructuring	0.5	21.0	(7.2)	59.6
Interest expense	34.0	29.8	94.1	88.1
Cost of early debt retirements	—	19.9	—	19.9
Other financing items, net	1.3	2.2	1.5	6.3
Earnings before income taxes	88.8	100.9	410.2	324.4
Income tax provision	18.6	35.0	118.3	109.0
Net earnings	$70.2	$65.9	$291.9	$215.4

Basic earnings per share	$1.08	$0.95	$4.45	$3.07
Diluted earnings per share	$1.06	$0.94	$4.40	$3.04

Consolidated Statements of Comprehensive Income:
Net earnings	$70.2	$65.9	$291.9	$215.4
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(48.7)	20.9	(40.0)	60.7
Pension/postretirement activity, net of tax of $2.0 and $2.9 for the quarter and nine months ended June 30, 2012, respectively, and $3.2 and $3.0 for the quarter and nine months ended June 30, 2011, respectively	3.6	16.3	7.2	14.5
Deferred gain/(loss) on hedging activity, net of tax of $0.8 and $2.8 for the quarter and nine months ended June 30, 2012, respectively, and $(0.9) and $(0.4) for the quarter and nine months ended June 30, 2011, respectively	1.6	(1.5)	2.0	(1.3)
Total comprehensive income	$26.7	$101.6	$261.1	$289.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2012	September 30, 2011
Current assets
Cash and cash equivalents	$632.1	$471.2
Trade receivables, less allowance for doubtful accounts of $16.3 and $15.9, respectively	688.3	709.8
Inventories	669.6	653.4
Other current assets	474.6	426.3
Total current assets	2,464.6	2,260.7
Property, plant and equipment, net	847.3	885.4
Goodwill	1,464.8	1,475.3
Other intangible assets, net	1,855.9	1,878.2
Other assets	34.5	31.9
Total assets	$6,667.1	$6,531.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$233.0	$106.0
Notes payable	99.3	56.0
Accounts payable	275.6	289.6
Other current liabilities	569.0	575.8
Total current liabilities	1,176.9	1,027.4
Long-term debt	2,138.6	2,206.5
Other liabilities	1,179.3	1,196.3
Total liabilities	4,494.8	4,430.2
Shareholders' equity
Common stock	1.1	1.1
Additional paid-in capital	1,611.4	1,593.6
Retained earnings	2,902.5	2,613.0
Treasury stock	(2,131.2)	(1,925.7)
Accumulated other comprehensive loss	(211.5)	(180.7)
Total shareholders' equity	2,172.3	2,101.3
Total liabilities and shareholders' equity	$6,667.1	$6,531.5

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash Flow from Operations
Net earnings	$291.9	$215.4
Non-cash items included in income	167.8	188.5
Other, net	(29.1)	(16.5)
Operating cash flow before changes in working capital	430.6	387.4
Changes in current assets and liabilities used in operations, net of effects of business acquisition	(83.8)	(211.0)
Net cash from operations	346.8	176.4

Cash Flow from Investing Activities
Capital expenditures	(76.4)	(64.7)
Acquisition, net of cash acquired	—	(267.1)
Proceeds from sale of assets	19.2	5.6
Other, net	(3.2)	(6.0)
Net cash used by investing activities	(60.4)	(332.2)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days, net of discount	498.6	600.0
Payment of debt issue cost	(4.1)	(7.6)
Cash payments on debt with original maturities greater than 90 days	(439.5)	(574.5)
Net increase in debt with original maturities of 90 days or less	42.2	62.5
Common stock purchased	(211.5)	(68.0)
Proceeds from issuance of common stock	2.3	6.1
Excess tax benefits from share-based payments	2.1	2.4
Net cash (used by)/from financing activities	(109.9)	20.9

Effect of exchange rate changes on cash	(15.6)	12.5

Net increase/(decrease) in cash and cash equivalents	160.9	(122.4)
Cash and cash equivalents, beginning of period	471.2	629.7
Cash and cash equivalents, end of period	$632.1	$507.3

See accompanying Notes to Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events, see Note 13. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2011 included in the Annual Report on Form 10-K as supplemented by the Current Report filed on Form 8-K on December 15, 2011.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). On November 23, 2010, which was in the first quarter of fiscal 2011, we completed the acquisition of American Safety Razor (ASR). ASR is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades and is part of the Company' s Personal Care segment. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, acquisition integration or business realignment activities, litigation provisions and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company's operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations do not represent the costs of such services if performed on a stand-alone basis.

For the quarter and nine months ended June 30, 2012, the Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.6 of additional restructuring costs in the nine month period. For the quarter and nine months ended June 30, 2011, the Household Products restructuring activities generated pre-tax expense of $21.0 and $59.6, respectively. See Note 2 for additional information.

The reduction in gross margin associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR, which was $7.0, pre-tax, for the prior year nine months, is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition.

The presentation for inventory write-up, acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects management’s view on how it evaluates segment performance.

Segment sales and profitability for the quarter and nine months ended June 30, 2012 and 2011, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Net Sales
Personal Care	$673.5	$725.3	$1,889.4	$1,844.3
Household Products	450.6	509.2	1,534.6	1,602.6
Total net sales	$1,124.1	$1,234.5	$3,424.0	$3,446.9

	For the quarter ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Operating Profit
Personal Care	$109.4	$130.5	$361.2	$330.4
Household Products	69.5	80.0	287.4	295.5
Total operating profit	178.9	210.5	648.6	625.9

General corporate and other expenses	(32.8)	(27.1)	(113.1)	(93.5)
Household Products restructuring	(0.5)	(21.0)	7.2	(59.6)
Acquisition inventory valuation	—	—	—	(7.0)
Litigation provision	(13.5)	—	(13.5)	—
ASR integration/transaction costs	(2.4)	(4.0)	(6.3)	(11.6)
Amortization	(5.6)	(5.6)	(17.1)	(15.5)
Venezuela devaluation/other impacts	—	—	—	(1.3)
Cost of early debt retirements	—	(19.9)	—	(19.9)
Interest and other financing items	(35.3)	(32.0)	(95.6)	(93.1)
Total earnings before income taxes	$88.8	$100.9	$410.2	$324.4

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2012	2011	2012	2011
Wet Shave	$410.8	$446.4	$1,255.7	$1,194.9
Alkaline batteries	258.9	300.3	914.1	939.8
Other batteries and lighting products	191.7	208.9	620.5	662.8
Skin Care	165.7	176.8	357.0	358.2
Feminine Care	52.5	52.5	140.1	142.8
Infant Care	42.8	48.7	133.5	147.5
Other personal care products	1.7	0.9	3.1	0.9
Total net sales	$1,124.1	$1,234.5	$3,424.0	$3,446.9

Note 2 – Household Products Restructuring
The Company continually reviews all aspects of its business to identify potential improvements and cost savings. On November 1, 2010, the Board of Directors (the Board) authorized a Household Products multi-year program designed to accelerate investments in both geographic and product growth opportunities, streamline our worldwide manufacturing operations and improve the efficiency of our administrative operations.

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

For the quarter and nine months ended June 30, 2012, the Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.6 of additional restructuring costs in the nine month period. For the three months and nine months ended June 30, 2011, the Household Products restructuring activities generated pre-tax expense of $21.0 and $59.6, respectively. These costs, net of the gain on the sale of the former LCF property in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table summarizes the Household Products restructuring activities, exclusive of the gain on the sale of the LCF facility noted above, for the first nine months of fiscal 2012.

				Utilized
	October 1, 2011	Charge to Income	Other/CTA	Cash	Non-Cash	June 30, 2012
Severance & Termination Related Costs	$5.7	$1.2	$—	$(5.6)	$—	$1.3
Pension Settlement Cost	—	2.0	—	(2.0)	—	—
Other Related Exit Costs/CTA	1.4	2.4	(0.7)	(3.0)	—	0.1
Total	$7.1	$5.6	$(0.7)	$(10.6)	$—	$1.4

Note 3 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $11.2 and $34.4 for the quarter and nine months ended June 30, 2012, respectively, and $9.3 and $27.4 for the quarter and nine months ended June 30, 2011, respectively, and were recorded in selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $4.2 and $12.8 for the quarter and nine months ended June 30, 2012, respectively, and $3.5 and $10.2 for the quarter and nine months ended June 30, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2012 and 2011, respectively.

(in millions, except per share data)	Quarter Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net earnings for basic and dilutive earnings per share	$70.2	$65.9	$291.9	$215.4
Denominator:
Weighted-average shares for basic earnings per share	65.1	69.7	65.6	70.1
Effect of dilutive securities:
Stock options	0.2	0.2	0.2	0.2
Restricted stock equivalents	0.7	0.7	0.5	0.6
Total dilutive securities	0.9	0.9	0.7	0.8
Weighted-average shares for diluted earnings per share	66.0	70.6	66.3	70.9
Basic earnings per share	$1.08	$0.95	$4.45	$3.07
Diluted earnings per share	$1.06	$0.94	$4.40	$3.04

At June 30, 2012 and 2011, approximately 0.3 and 0.7 of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, for each period, because to do so would have been anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 5 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2011 and June 30, 2012.

	Household Products	Personal Care	Total
Balance at October 1, 2011	$36.9	$1,438.4	$1,475.3
Cumulative translation adjustment	—	(10.5)	(10.5)
Balance at June 30, 2012	$36.9	$1,427.9	$1,464.8

Total amortizable intangible assets other than goodwill at June 30, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$18.7	$(11.1)	$7.6
Technology and patents	76.4	(46.4)	30.0
Customer-related/Other	163.0	(44.0)	119.0
Total amortizable intangible assets	$258.1	$(101.5)	$156.6

The carrying amount of indefinite-lived trademarks and tradenames, substantially all of which relate to the Personal Care segment, is $1,699.3 at June 30, 2012, a decrease of $4.3 from September 30, 2011 due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2012 and the years ending September 30, 2013, 2014, 2015, 2016, 2017, is approximately $5.7, $20.6, $17.4, $15.1, $15.1 and $14.7, respectively, and $68.0 thereafter.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present.  The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment.  As part of the fiscal 2011 testing, it was noted that the Playtex indefinite-lived intangible assets, exclusive of goodwill, represent more than 75% of total indefinite-lived intangible assets.  While no impairment was indicated during the 2011 testing, the fiscal 2011 indicated fair value for two trademark/brands, Playtex and Wet Ones, were relatively close to the carrying value at 114% of the carrying value (approximately $650) for the Playtex trademark/brand and 107% of the carrying value (approximately $200) for the Wet Ones trademark/brand.  As of June 30, 2012, there were no events or circumstances that were considered to be potential indicators of impairment for goodwill or the indefinite-lived intangible assets. However, our annual testing remains in process during our fiscal fourth quarter in conjunction with the completion of our annual planning cycle.

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Service cost	$6.8	$7.2	$20.4	$21.6
Interest cost	14.7	14.3	42.6	41.3
Expected return on plan assets	(16.3)	(16.1)	(47.8)	(46.9)
Amortization of prior service cost	(1.3)	(1.4)	(4.1)	(4.2)
Amortization of unrecognized net loss	5.2	3.7	15.4	11.0
Amortization of transition obligation	—	—	—	0.1
Settlement charge	0.2	1.5	2.0	1.5
Special termination costs	—	—	—	9.5
Curtailment charge	—	0.8	—	0.8
Net periodic benefit cost	$9.3	$10.0	$28.5	$34.7

	Postretirement
	Quarter ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Service cost	$0.1	$0.1	$0.4	$0.4
Interest cost	0.6	0.7	1.8	2.0
Amortization of prior service cost	(0.7)	(0.7)	(2.0)	(2.0)
Amortization of unrecognized net gain	(0.4)	(0.4)	(1.4)	(1.0)
Net periodic benefit cost	$(0.4)	$(0.3)	$(1.2)	$(0.6)

As a result of the Household Products restructuring, as discussed in Note 2, the Company recorded pension settlement charges related to the closure of the LCF facility for the three and nine months ended June 30, 2012 of $0.2 and $2.0, respectively, to recognize a portion of the unrecognized losses previously included in accumulated other comprehensive loss on the consolidated balance sheet, resulting from the lump sum settlement of the portion of the pension liabilities paid.

Note 7 – Debt
Notes payable at June 30, 2012 and September 30, 2011 consisted of notes payable to financial institutions with original maturities of less than one year of $99.3 and $56.0, respectively, and had a weighted-average interest rate of 2.9% and 3.1%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	June 30, 2012	September 30, 2011
Private Placement, fixed interest rates ranging from 4.3% to 6.6%, due 2013 to 2017	$1,165.0	$1,265.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	498.6	—
Term Loan, variable interest at LIBOR + 63 basis points, or 0.9%, due December 2012	108.0	447.5
Total long-term debt, including current maturities	2,371.6	2,312.5
Less current portion	233.0	106.0
Total long-term debt	$2,138.6	$2,206.5

The Company’s total borrowings were $2,470.9 at June 30, 2012, including $207.3 tied to variable interest rates, of which interest on $100 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,912.9. The Company's Amended and Restated Revolving Credit Agreement currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. We have $8.0 of outstanding borrowings under our revolving credit facility, and $430.2 remains available as of June 30, 2012, taking into account outstanding borrowings and $11.8 of outstanding letters of credit.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.9 to 1, and the ratio of its EBIT to total interest expense was 5.2 to 1, for the twelve months ended June 30, 2012. These ratios were negatively impacted by the pre-tax charges associated with the Household Products restructuring activities in fiscal 2011 as such charges reduced EBITDA as defined in the agreements. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates if the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

Advances under the Company's existing receivables securitization program, as amended, which may not exceed $200, are not considered debt for purposes of the Company’s debt compliance covenants. At June 30, 2012, there was $60.0 outstanding under this facility.

On May 19, 2011, the Company issued $600 aggregate principal amount of senior, unsecured notes with interest paid semi-annually in May and November at an annual fixed interest rate of 4.7% (the "2011 Notes"). The 2011 Notes mature in May 2021, and are guaranteed by all of our existing and future subsidiaries that are guarantors under any of our credit agreements or other indebtedness, and such subsidiaries will remain guarantors of the 2011 Notes for as long as they remain a guarantor on other indebtedness. The 2011 Notes are redeemable at our option from time to time in accordance with the optional redemption provisions of the notes. In addition, upon the occurrence of a change in control, the holders of the 2011 Notes have the right to require the Company to repurchase all or a portion of the notes at a specified redemption price. The 2011 Notes also contain certain limitations regarding the merger, consolidation or sale of the Company's assets.
On May 24, 2012, the Company issued $500 aggregate principal amount of 4.7% senior notes due in May 2022 with interest payable semi-annually in May and November (the "2012 Notes"). The net proceeds from the issuance of the 2012 Notes, which were approximately $495, were used to repay existing indebtedness including approximately $335 of our term loan, which matures in December 2012, $100 of private placement notes, which matured in June 2012, and a portion of our outstanding balance under our receivables securitization program. The 2012 Notes contain the same provisions as the 2011 Notes described above.
At this time, the Company has a remaining term loan outstanding of $108, which will mature in December 2012. We expect to fund this repayment with available cash and other borrowing capacity.
As a result of the permanent repayment of $335 of our existing term loan, the Company terminated a then-existing interest rate swap agreement, which previously hedged our interest rate exposure on $200 of our then-existing term loan balance. The interest rate swap agreement was terminated following repayment of the debt associated with the interest rate swap derivative. A charge of $1.7 is included in interest expense in the third fiscal quarter related to the early termination of this hedging instrument. The Company remains a party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) of the Company’s interest rate on $100 of the Company’s remaining variable rate term loan debt through December 2012 at an interest rate of 1.9%.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2012 are as follows: $233.0 in one year, $140.0 in two years, $80.0 in three years, $360.0 in four years, $150.0 in five years and $1,410.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity, with the exception of the term loan, which matures in December 2012 as discussed above.

Note 8 – Treasury stock
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. This authorization replaces a prior stock repurchase authorization, which was approved in July 2006. The Company repurchased 1.1 million shares of the Company's common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of approximately $83, during the quarter ended June 30, 2012. From July 1 through July 27, 2012, the Company repurchased an additional 0.6 million shares of its common stock at a cost of approximately $44 million. All the shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has 8.3 million shares remaining on the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, will be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

Note 9 – Financial Instruments and Risk Management
In the ordinary course of business, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at June 30, 2012 and September 30, 2011 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company's outstanding commodity hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax loss of $2.9 and $6.2 at June 30, 2012 and September 30, 2011, respectively. Over the next twelve months, approximately $2.7 of the loss included in Accumulated other comprehensive loss is expected to be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2014. There were 18 open commodity contracts at June 30, 2012 with a total notional value of approximately $36.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar, and to a lesser extent, the Euro, can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At June 30, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $2.0 and $3.3 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2012 levels, over the next twelve months, approximately $2.1 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2013. There were 60 open foreign currency contracts at June 30, 2012 with a total notional value of approximately $349.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2012, the Company has a remaining term loan outstanding of $108, which will mature in December 2012. As a result of the permanent repayment of $335 of our existing term loan, the Company terminated a then-existing interest rate swap agreement, which previously hedged our interest rate exposure on $200 of our then-existing term loan balance. Termination of the interest rate swap agreement was necessary since we had permanently repaid the debt associated with the interest rate swap derivative. A charge of $1.7 is included in interest expense in the third fiscal quarter related to the early termination of this hedging instrument. The Company remains party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) of the Company’s interest rate on $100 of the Company’s remaining variable rate term loan debt through December 2012. At June 30, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $0.7 and $4.7 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Over the next six months the interest rate swap agreements will be fully settled and the total $0.7 pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

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

The following table provides fair values as of June 30, 2012 and September 30, 2011, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2012 and 2011, respectively.

	At June 30, 2012	For the Quarter Ended June 30, 2012		For the Nine Months Ended June 30, 2012
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$2.0	$2.0	$0.6	$(3.2)	$(1.9)
Commodity contracts (6)	(2.9)	(2.5)	(1.1)	(0.2)	(2.3)
Interest rate contracts	(0.7)	0.7	(1.7)	2.3	(1.7)
Total	$(1.6)	$0.2	$(2.2)	$(1.1)	$(5.9)

	At September 30, 2011	For the Quarter Ended June 30, 2011		For the Nine Months Ended June 30, 2011
Derivatives designated as Cash Flow Hedging Relationships	Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$3.3	$(9.2)	$(7.4)	$(21.6)	$(16.4)
Commodity contracts	(6.2)	0.1	0.7	2.1	0.6
Interest rate contracts	(4.7)	—	—	2.0	—
Total	$(7.6)	$(9.1)	$(6.7)	$(17.5)	$(15.8)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing and commodity contracts in Cost of products sold.

(5)
Each of these derivative instruments has a high correlation to the underlying exposure being hedged and has been deemed highly effective in offsetting associated risk. The ineffective portion recognized in income was insignificant to the quarter and nine months ended June 30, 2012.

(6)
At June 30, 2012, $1.0 of losses associated with the Company's commodity contracts were recorded in Accumulated OCI. The loss will be reclassified from Accumulated OCI into income as a result of inventory being sold.

The following table provides fair values as of June 30, 2012 and September 30, 2011, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2012 and 2011, respectively.

	At June 30, 2012	For the Quarter Ended June 30, 2012	For the Nine Months Ended June 30, 2012
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$2.7	$0.8	$6.3
Foreign currency contracts	(2.0)	(1.3)	(1.1)
Total	$0.7	$(0.5)	$5.2

	At September 30, 2011	For the Quarter Ended June 30, 2011	For the Nine Months Ended June 30, 2011
Derivatives not designated as Cash Flow Hedging Relationships	Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$(3.4)	$0.9	$3.7
Foreign currency contracts	0.4	1.0	3.1
Total	$(3.0)	$1.9	$6.8

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in other financing.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of June 30, 2012 and September 30, 2011 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30, 2012	September 30, 2011
Assets/(Liabilities) at fair value:
Deferred Compensation	$(149.7)	$(147.6)
Derivatives - Foreign Exchange	—	3.7
Derivatives - Commodity	(2.9)	(6.2)
Derivatives - Interest Rate Swap	(0.7)	(4.7)
Share Option	2.7	(3.4)
Net Liabilities at fair value	$(150.6)	$(158.2)

At June 30, 2012 and September 30, 2011, the Company had no level 1 or level 3 financial assets or liabilities.

Effective January 1, 2012, the Company adopted a new accounting standards update (ASU) to fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. These disclosures were applied on a prospective basis.

At June 30, 2012 and September 30, 2011, the fair market value of fixed rate long-term debt was $2,387.2 and $1,969.3, respectively, compared to its carrying value of $2,263.6 and $1,865.0, respectively. The book value of the Company’s variable rate debt approximates fair value. The fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At June 30, 2012, the fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Venezuela Currency Risk The Company has investments in Venezuelan affiliates. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At June 30, 2012, the Company had approximately $40 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Note 10 – Supplemental Financial Statement Information

	June 30, 2012	September 30, 2011
Inventories
Raw materials and supplies	$102.6	$95.5
Work in process	159.0	139.9
Finished products	408.0	418.0
Total inventories	$669.6	$653.4
Other Current Assets
Miscellaneous receivables	$82.2	$58.6
Deferred income tax benefits	193.3	189.2
Prepaid expenses	124.5	84.3
Other	74.6	94.2
Total other current assets	$474.6	$426.3
Property, Plant and Equipment
Land	$38.8	$39.4
Buildings	273.3	297.4
Machinery and equipment	1,743.6	1,719.8
Construction in progress	84.3	71.7
Total gross property	2,140.0	2,128.3
Accumulated depreciation	(1,292.7)	(1,242.9)
Total property, plant and equipment, net	$847.3	$885.4
Other Current Liabilities
Accrued advertising, promotion and allowances	$193.4	$184.1
Accrued salaries, vacations and incentive compensation	107.3	110.4
Returns reserve	45.9	48.5
Other	222.4	232.8
Total other current liabilities	$569.0	$575.8
Other Liabilities
Pensions and other retirement benefits	$470.1	$497.2
Deferred compensation	154.1	151.7
Deferred income tax liabilities	466.8	453.8
Other non-current liabilities	88.3	93.6
Total other liabilities	$1,179.3	$1,196.3

Note 11 – Recently issued accounting pronouncements
On July 27, 2012, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU) to Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance provides an option to perform a "qualitative" assessment to determine whether further indefinite-lived impairment testing is necessary. This guidance will be applied on a prospective basis beginning on October 1, 2012.

Note 12 – Legal Proceedings/Contingencies
In January 2011, Munchkin, Inc. (“Munchkin”) commenced an action against a subsidiary of the Company in the United States District Court for the Central District of California seeking a declaration that certain Munchkin advertising claims were valid and alleging false advertising claims by the Company.  A jury trial resulted in an adverse verdict in July 2012 in the amount of approximately $13.5.  As a result of the jury verdict, the Company has recorded an accrual of $13.5 as of June 30, 2012 for this ongoing litigation. Judgment has not yet been entered in this case. We are currently evaluating alternatives, including possible post-judgment motions and/or appeal of the verdict.

In addition to the above, the Company and its subsidiaries are parties to a number of other legal proceedings in various jurisdictions arising out of the operations of the Company's businesses. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Note 13 – Subsequent Events
On July 30, 2012, the Company announced that its Board of Directors, consistent with its previously announced plans, has declared the payment of its first quarterly dividend of $0.40 per share of common stock, payable on September 13, 2012 to all shareholders of record as of the close of business on August 22, 2012.

Note 14 – Guarantor and Non-Guarantor Financial Information - (Unaudited)

On May 19, 2011, the Company issued a total of $600 of 4.7% senior notes due in May 2021 with interest payable semi-annually beginning November 2011. On May 24, 2012, the Company issued an additional $500 of senior notes with interest payable semi-annually in May and November at an annual fixed interest rate of 4.7%, maturing in May 2022.

The notes issued in May 2011 and May 2012 (collectively the "Notes") are fully and unconditionally guaranteed on a joint and several basis by the Company's existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company's credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes and substantially all of the Company's other outstanding indebtedness. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries, which are not guarantors of any of the Company's other indebtedness, (collectively, the “Non-Guarantors”) do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the Subsidiary Guarantor; if the guarantee under our credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended June 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$703.4	$571.7	$(151.0)	$1,124.1
Cost of products sold	—	428.8	322.5	(156.0)	595.3
Gross Profit	—	274.6	249.2	5.0	528.8

Selling, general and administrative expense	0.2	122.3	111.3	—	233.8
Advertising and promotion expense	—	90.6	51.3	(0.1)	141.8
Research and development expense	—	28.5	0.1	—	28.6
Household Products restructuring	—	—	0.5	—	0.5
Interest expense/(income)	32.9	(0.1)	1.2	—	34.0
Intercompany interest (income)/expense	(31.7)	31.4	0.3	—	—
Other financing expense	—	0.7	0.6	—	1.3
Intercompany dividends/service fees	—	(0.2)	(4.7)	4.9	—
Equity in earnings of subsidiaries	(71.8)	(70.7)	—	142.5	—
Earnings before income taxes	70.4	72.1	88.6	(142.3)	88.8
Income taxes	0.2	1.3	16.9	0.2	18.6
Net earnings	$70.2	$70.8	$71.7	$(142.5)	$70.2

	Consolidated Statements of Earnings (Condensed)
	For Nine Months Ended June 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$2,083.7	$1,803.4	$(463.1)	$3,424.0
Cost of products sold	—	1,248.9	1,026.0	(461.4)	1,813.5
Gross Profit	—	834.8	777.4	(1.7)	1,610.5

Selling, general and administrative expense	0.2	346.4	333.5	—	680.1
Advertising and promotion expense	—	191.5	159.1	(0.7)	349.9
Research and development expense	—	81.7	0.2	—	81.9
Household Products restructuring	—	0.3	(7.5)	—	(7.2)
Interest expense/(income)	90.5	(0.1)	3.7	—	94.1
Intercompany interest (income)/expense	(88.2)	87.5	0.7	—	—
Other financing expense	—	1.0	0.5	—	1.5
Intercompany dividends/service fees	—	(23.4)	(10.5)	33.9	—
Equity in earnings of subsidiaries	(296.0)	(217.3)	—	513.3	—
Earnings before income taxes	293.5	367.2	297.7	(548.2)	410.2
Income taxes	1.6	50.0	63.4	3.3	118.3
Net earnings	$291.9	$317.2	$234.3	$(551.5)	$291.9

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended June 30, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$783.2	$609.2	$(157.9)	$1,234.5
Cost of products sold	—	462.1	358.0	(158.6)	661.5
Gross Profit	—	321.1	251.2	0.7	573.0

Selling, general and administrative expense	—	103.0	112.2	—	215.2
Advertising and promotion expense	—	91.2	65.8	(0.8)	156.2
Research and development expense	—	27.8	—	—	27.8
Household Products restructuring	—	1.1	19.9	—	21.0
Interest expense/(income)	28.8	(0.4)	1.4	—	29.8
Cost of early debt retirements	19.9	—	—	—	19.9
Intercompany interest (income)/expense	(47.5)	46.7	0.8	—	—
Other financing (income)/expense	—	(0.2)	2.4	—	2.2
Intercompany dividends/service fees	—	(7.8)	(0.6)	8.4	—
Equity in earnings of subsidiaries	(67.6)	(34.0)	—	101.6	—
Earnings before income taxes	66.4	93.7	49.3	(108.5)	100.9
Income taxes	0.5	22.2	11.9	0.4	35.0
Net earnings	$65.9	$71.5	$37.4	$(108.9)	$65.9

	Consolidated Statements of Earnings (Condensed)
	For the Nine Months Ended June 30, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$2,060.8	$1,814.2	$(428.1)	$3,446.9
Cost of products sold	—	1,215.2	1,056.6	(424.6)	1,847.2
Gross Profit	—	845.6	757.6	(3.5)	1,599.7

Selling, general and administrative expense	—	315.5	323.2	—	638.7
Advertising and promotion expense	—	195.5	191.7	(2.0)	385.2
Research and development expense	—	77.5	—	—	77.5
Household Products restructuring	—	2.4	57.2	—	59.6
Interest expense/(income)	84.9	(0.7)	3.9	—	88.1
Cost of early debt retirements	19.9	—	—	—	19.9
Intercompany interest (income)/expense	(102.7)	100.8	1.9	—	—
Other financing (income)/expense	—	(1.9)	8.2	—	6.3
Intercompany dividends/service fees	—	(67.8)	(6.2)	74.0	—
Equity in earnings of subsidiaries	(219.6)	(124.3)	—	343.9	—
Earnings before income taxes	217.5	348.6	177.7	(419.4)	324.4
Income taxes	2.1	66.4	39.1	1.4	109.0
Net earnings	$215.4	$282.2	$138.6	$(420.8)	$215.4

	Consolidated Balance Sheets (Condensed)
	June 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$—	$4.5	$627.6	$—	$632.1
Trade receivables, net (a)	—	4.9	683.4	—	688.3
Inventories	—	350.5	351.6	(32.5)	669.6
Other current assets	70.9	227.0	230.4	(53.7)	474.6
Total current assets	70.9	586.9	1,893.0	(86.2)	2,464.6
Investment in subsidiaries	6,440.9	1,671.2	—	(8,112.1)	—
Intercompany receivables, net (b)	—	1,845.5	47.2	(1,892.7)	—
Property, plant and equipment, net	—	559.7	287.6	—	847.3
Goodwill	—	1,105.0	359.8	—	1,464.8
Other intangible assets, net	—	1,651.4	204.5	—	1,855.9
Other assets	12.8	9.8	11.9	—	34.5
Total assets	$6,524.6	$7,429.5	$2,804.0	$(10,091.0)	$6,667.1

Current liabilities	$265.3	$418.9	$552.1	$(59.4)	$1,176.9
Intercompany payables, net (b)	1,892.7	—	—	(1,892.7)	—
Long-term debt	2,138.6	—	—	—	2,138.6
Other liabilities	55.7	958.1	165.5	—	1,179.3
Total liabilities	4,352.3	1,377.0	717.6	(1,952.1)	4,494.8
Total shareholders' equity	2,172.3	6,052.5	2,086.4	(8,138.9)	2,172.3
Total liabilities and shareholders' equity	$6,524.6	$7,429.5	$2,804.0	$(10,091.0)	$6,667.1

(a) Trade receivables, net for the Non-Guarantors includes approximately $396 at June 30, 2012 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a wholly-owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Balance Sheets (Condensed)
	September 30, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$4.3	$466.9	$—	$471.2
Trade receivables, net (a)	—	15.3	694.5	—	709.8
Inventories	—	318.7	363.8	(29.1)	653.4
Other current assets	21.1	243.7	183.0	(21.5)	426.3
Total current assets	21.1	582.0	1,708.2	(50.6)	2,260.7
Investment in subsidiaries	6,177.9	1,430.6	—	(7,608.5)	—
Intercompany receivables, net (b)	—	1,717.6	—	(1,717.6)	—
Property, plant and equipment, net	—	574.8	310.6	—	885.4
Goodwill	—	1,105.0	370.3	—	1,475.3
Other intangible assets, net	—	1,664.3	213.9	—	1,878.2
Other assets	10.4	11.1	10.4	—	31.9
Total assets	$6,209.4	$7,085.4	$2,613.4	$(9,376.7)	$6,531.5

Current liabilities	$141.1	$399.1	$518.1	$(30.9)	$1,027.4
Intercompany payables, net (b)	1,712.5	—	5.1	(1,717.6)	—
Long-term debt	2,206.5	—	—	—	2,206.5
Other liabilities	48.0	975.9	172.4	—	1,196.3
Total liabilities	4,108.1	1,375.0	695.6	(1,748.5)	4,430.2
Total shareholders' equity	2,101.3	5,710.4	1,917.8	(7,628.2)	2,101.3
Total liabilities and shareholders' equity	$6,209.4	$7,085.4	$2,613.4	$(9,376.7)	$6,531.5

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

	Consolidated Statements of Cash Flows (Condensed)
	For Nine Months Ended June 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Total
Net cash flow (used by)/from operations	$(36.1)	$178.1	$204.8	$346.8
Cash Flow from Investing Activities
Capital expenditures	—	(56.0)	(20.4)	(76.4)
Proceeds from sale of assets	—	1.9	17.3	19.2
Other, net	—	(0.9)	(2.3)	(3.2)
Net cash used by investing activities	—	(55.0)	(5.4)	(60.4)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	498.6	—	—	498.6
Payment of debt issue cost	(4.1)	—	—	(4.1)
Cash payments on debt with original maturities greater than 90 days	(439.5)	—	—	(439.5)
Net increase/(decrease) in debt with original maturity days of 90 or less	8.0	(4.2)	38.4	42.2
Common stock purchased	(211.5)	—	—	(211.5)
Proceeds from issuance of common stock	2.3	—	—	2.3
Excess tax benefits from share-based payments	2.1	—	—	2.1
Capital contribution	—	(2.4)	2.4	—
Intercompany cash - received/(paid)	180.2	(150.2)	(30.0)	—
Intercompany dividend	—	33.9	(33.9)	—
Net cash from/(used by) financing activities	36.1	(122.9)	(23.1)	(109.9)
Effect of exchange rate changes on cash	—	—	(15.6)	(15.6)
Net increase in cash and cash equivalents	—	0.2	160.7	160.9
Cash and cash equivalents, beginning of period	—	4.3	466.9	471.2
Cash and cash equivalents, end of period	$—	$4.5	$627.6	$632.1

	Consolidated Statements of Cash Flows (Condensed)
	For Nine Months Ended June 30, 2011
	Parent Company	Guarantors	Non-Guarantors	Total
Net cash flow (used by)/from operations	$(57.1)	$76.5	$157.0	$176.4
Cash Flow from Investing Activities
Capital expenditures	—	(41.6)	(23.1)	(64.7)
Acquisitions, net of cash acquired	(267.1)	—	—	(267.1)
Proceeds from sale of assets	—	5.0	0.6	5.6
Other, net	—	(2.9)	(3.1)	(6.0)
Net cash used by investing activities	(267.1)	(39.5)	(25.6)	(332.2)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	600.0	—	—	600.0
Payment of debt issue cost	(7.6)	—	—	(7.6)
Cash payments on debt with original maturities greater than 90 days	(574.5)	—	—	(574.5)
Net (decrease)/increase in debt with original maturity days of 90 or less	—	(1.3)	63.8	62.5
Common stock purchased	(68.0)	—	—	(68.0)
Proceeds from issuance of common stock	6.1	—	—	6.1
Excess tax benefits from share-based payments	2.4	—	—	2.4
Capital contribution	—	(3.8)	3.8	—
Intercompany cash - received/(paid)	168.3	(103.3)	(65.0)	—
Intercompany dividend	—	74.0	(74.0)	—
Net cash from/(used by) financing activities	126.7	(34.4)	(71.4)	20.9
Effect of exchange rate changes on cash	—	—	12.5	12.5
Net (decrease)/increase in cash and cash equivalents	(197.5)	2.6	72.5	(122.4)
Cash and cash equivalents, beginning of period	211.5	2.5	415.7	629.7
Cash and cash equivalents, end of period	$14.0	$5.1	$488.2	$507.3

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and nine months ended June 30, 2012 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 included in the Form 10-K as supplemented by the Current Report filed on Form 8-K on December 15, 2011.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as adjusted diluted earnings per share, operating results, organic sales growth and other comparison changes, which exclude the impact of currencies, the acquisition of ASR including related integration and transaction costs, the costs associated with restructuring, a gain on the sale of a facility closed as a result of restructuring, unusual litigation items and certain other items as outlined in the table below are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding reported period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Highlights / Operating Results

Net Earnings for the quarter ended June 30, 2012 were $70.2, or $1.06 per diluted share, compared to $65.9, or $0.94 per diluted share, for the same quarter last year. Net Earnings for the nine months ended June 30, 2012 were $291.9, or $4.40 per diluted share, compared to $215.4 or $3.04 per diluted share, for the nine months ended June 30, 2011. Diluted earnings per share (EPS) for the quarter and nine months ended were impacted by certain items related to restructuring and realignment activities, costs associated with the acquisition and integration of acquired businesses, and other adjustments as described in the table below. The impacts of these items on reported net earnings per diluted share are provided below as a reconciliation of net earnings per diluted share to adjusted net earnings per diluted share, which is a non-GAAP measure.

	Quarter Ended June 30,
	Net Earnings		Diluted EPS
	2012	2011	2012	2011
Diluted Net Earnings/EPS - GAAP	$70.2	$65.9	$1.06	$0.94
Impacts, net of tax: Expense/(Income)
Household Products restructuring	0.4	16.9	0.01	0.24
Early debt retirement	—	12.5	—	0.18
Other realignment/integration	1.7	2.3	0.02	0.03
Litigation provision	8.5	—	0.13	—
Early termination of interest rate swap	1.1	—	0.02	—
Adjustments to prior years' tax accruals	(4.2)	(1.1)	(0.06)	(0.02)
Diluted Net Earnings/EPS - adjusted (Non-GAAP)	$77.7	$96.5	$1.18	$1.37

Weighted average shares - Diluted			66.0	70.6

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2012	2011	2012	2011
Diluted Net Earnings/EPS - GAAP	$291.9	215.4	4.40	3.04
Impacts, net of tax: Expense/(Income)
Household Products restructuring	(6.0)	48.2	(0.09)	0.68
Early debt retirement	—	12.5	—	0.18
Other realignment/integration	4.3	9.2	0.06	0.13
Acquisition inventory valuation	—	4.4	—	0.06
Venezuela devaluation/other impacts	—	1.3	—	0.02
Litigation provision	8.5	—	0.13	—
Early termination of interest rate swap	1.1	—	0.02	—
Adjustments to prior years' tax accruals	(4.2)	(1.1)	(0.06)	(0.02)
Diluted Net Earnings/EPS - adjusted (Non-GAAP)	$295.6	$289.9	$4.46	$4.09

Weighted average shares - Diluted			66.3	70.9

Net Sales - Total Company (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2012

	Q3	%Chg	Nine Months	%Chg
Net Sales - FY '11	$1,234.5		$3,446.9
Organic	(81.7)	(6.6)%	(36.7)	(1.1)%
Impact of currency	(28.7)	(2.3)%	(32.4)	(0.9)%
Impact of ASR	—	—%	46.2	1.3%
Net Sales - FY '12	$1,124.1	(8.9)%	$3,424.0	(0.7)%

For the quarter, on a reported basis, net sales were $1,124.1, a decrease of $110.4, or 8.9%, as compared to the same period last year including a decrease of $28.7 due to unfavorable currencies. Operationally, sales declined 6.6% due primarily to:

•
the negative impact on shipments and market share in the U.S. due to the loss of space and display activities primarily at a key customer, continued category softness, with global battery category volumes down an estimated 5%, and expected inventory de-stocking in Household Products due to purchases ahead of the February 2012 price increase, and

•
lower reported net sales in Personal Care due, in part, to lower legacy men's and women's systems, disposables, and Schick Hydro manual razors, and heightened competitive activity, partially offset by sales of Hydro Silk, Hydro 5 Power Select and growth of Hydro replacement cartridges, which was expected post-launch as Hydro volume shifts to blade refills.

For the nine months, on a reported basis, net sales were $3,424.0, a decrease of $22.9, or 0.7%, as compared to the same period last year. This result includes the favorable impact of incremental sales from American Safety Razor (ASR) of $46.2 as the first fiscal quarter of 2012 included a full quarter of ASR net sales as compared to only one month in the first fiscal quarter of 2011 due to the timing of the acquisition. This favorable impact was partially offset by unfavorable currencies of $32.4. On an organic basis, net sales decreased 1.1% due primarily to lower sales in Household Products due to continued softness in the household battery category. See "Segment Results" for further details.

Gross profit for the quarter ended June 30, 2012 was $528.8, or 47.0% of net sales, up 60 basis points as compared to the prior year quarter. Excluding the impact of unfavorable currency, gross profit was 47.7%, up 130 basis points, due primarily to improved costs and favorable product mix in the current year quarter including a higher proportion of Schick Hydro blade refill volume.

Gross profit for the nine months ended June 30, 2012 was $1,610.5, or 47.0% of net sales, also up 60 basis points on a reported basis. Excluding the impact of unfavorable currency, gross profit was 47.3%, up 90 basis points as compared to the prior year quarter, due primarily to improved costs and favorable product mix in the current year period, which more than offset the negative impact of the full year inclusion of the lower margin ASR products in fiscal 2012.

Selling, general and administrative expense (SG&A) was $233.8, or 20.8% of net sales, for the current year quarter as compared to $215.2, or 17.4% of net sales, for the prior year quarter. However, excluding a discrete charge of $13.5 for a litigation provision in fiscal 2012, SG&A increased $5.1 as compared to the prior year quarter due primarily to higher compensation expense as compared to lower bonus and stock award vesting in fiscal 2011.

SG&A was $680.1, or 19.9% of net sales, for the nine months ended June 30, 2012 as compared to $638.7, or 18.5% of net sales, for the prior year. On a year to date basis, exclusive of the previously noted litigation provision, SG&A increased $27.9 as compared to the same period a year ago was due primarily to the reasons noted above and higher overheads in Personal Care to support growth. SG&A in Household Products was flat for the nine month period as compared to the same period in the prior year.

For the quarter, advertising and promotion (A&P) was $141.8, or 12.6% of net sales, as compared to $156.2, or 12.7% of net sales, in the prior year quarter. As expected, our spending level in the third quarter was our highest quarter in fiscal 2012, as was the comparative quarter in fiscal 2011 in support of product launches in certain markets.  We expect A&P for the final fiscal quarter will be below prior year, both in total dollars and as a percent of net sales due to the timing of planned advertising and promotional activities including the support behind the Power Select and Silk launches in fiscal 2012.

A&P for the nine months ended June 30, 2012 was $349.9, or 10.2% of net sales, as compared to $385.2, or 11.2% of net sales, for the same nine month period in fiscal 2011. The decrease in A&P both in total dollars and as a percent of net sales was due primarily to higher spending to support global launch initiatives for Schick Hydro in fiscal 2011.

Research and development expense was $28.6 for the quarter ended June 30, 2012 as compared to $27.8 for the prior year quarter, and was $81.9 for the nine months ended June 30, 2012 as compared to $77.5 for the same period in the prior fiscal year. The year to date result was partially impacted by an additional $1.3 for the full year impact of ASR. The remaining increase was due to normal salary adjustments and spending increases in support of new product initiatives.

For the three months and nine months ended June 30, 2012, the Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.6 of additional restructuring costs in the nine month period. For the three months and nine months ended June 30, 2011, the Household Products restructuring activities generated pre-tax expense of $21.0 and $59.6, respectively.

On May 24, 2012, we issued $500 principal amount of 4.7% senior notes due in May 2022, with interest payable semi-annually in May and November. The net proceeds from the issuance of the senior notes, which were approximately $495, were used to repay $335 of our outstanding term loan, $100 of private placement notes, which matured in June 2012, and a portion of our outstanding borrowings under our receivables securitization facility.

Interest expense was $34.0 for the quarter, up $4.2 as compared to the prior year quarter. This increase was due to the impact of the term loan and private placement note refinancing noted above, including the impact of a $1.7 charge to terminate a then-existing $200 interest rate swap agreement associated with a portion of the term loan that was permanently repaid during the quarter with a portion of the proceeds from the issuance of the senior notes issued in May 2012.

Interest expense for the nine months ended June 30, 2012 was $94.1, up $6.0 as compared to the same period in the prior year due primarily to the higher expense recorded in the third fiscal quarter as discussed above.

Other financing was somewhat favorable for the quarter and the nine months ended June 30, 2012 as compared to the same periods in the prior year as the prior year expense included higher losses on foreign exchange hedging contracts as compared to the current year periods.

For the third fiscal quarter of 2012, the effective tax rate was approximately 21%. Included in the current year fiscal quarter was $4.2 of favorable adjustments related to prior years' tax accruals. These discrete income tax adjustments reduced the effective income tax rate for the quarter by approximately 470 basis points. In addition, our latest estimate of the effective income tax rate for fiscal 2012, exclusive of these prior year adjustments, was lowered in the third fiscal quarter of 2012 due primarily to favorable earnings mix. This resulted in a year to date favorable adjustment of approximately $3.5 in the quarter to reflect our adjusted full year estimate of our effective income tax rate in our year to date results. On a normalized basis, we expect our effective income tax rate for fiscal 2012 to be in the range of 30% to 30.5%. This normalized rate for fiscal 2012 is favorable to the prior year quarter and nine month periods as the prior year included significant restructuring costs incurred in a relatively low tax jurisdiction.

We continue to evaluate the economic and competitive landscape, and we believe the growth outlook has become more challenging due to increasingly weak battery category trends, heightened competitive activity and softening economic conditions. While, over the last two years, we've improved the cost structure in our battery manufacturing footprint, and we've initiated efforts to reduce working capital investment in a meaningful way, given the growth challenges we're facing, we need to do more. To ensure operating flexibility in a challenging environment, we are undertaking a comprehensive, enterprise wide review of our organization's operating model. We will provide an update of our assessment and the potential implications for charges and savings in November in conjunction with our initial financial outlook for fiscal 2013.

Recent Developments

Issuance of Senior Notes

On May 24, 2012, the Company issued $500 aggregate principal amount of 4.7% Senior Notes due in May 2022, with interest paid semi-annually each May and November. The net proceeds from the issuance of the notes, which were approximately $495, were used to repay existing indebtedness including approximately $335 of our term loan, which matures in December 2012, $100 of private placement notes, which matured in June 2012 and a portion of our outstanding balance under our receivables securitization program.

At this time, the Company has a remaining term loan outstanding of $108, which will mature in December 2012. We expect to fund this repayment with available cash and other borrowing capacity.

In addition, the Company terminated a then-existing interest rate swap agreement, which previously hedged our interest rate exposure on $200 of our then-existing term loan. Termination of the interest rate swap agreement was necessary since we had permanently repaid the underlying debt associated with the interest rate swap derivative. A charge of $1.7 is included in interest expense in the third fiscal quarter related to the early termination of this instrument.

Dividend Declaration

On July 30, 2012, the Company announced that its Board of Directors, consistent with its previously announced plans, has declared the payment of its first quarterly dividend of $0.40 per share of common stock, payable on September 13, 2012 to all shareholders of record as of the close of business on August 22, 2012.

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave/Blades, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). On November 23, 2010, which was the first fiscal quarter of 2011, we completed the acquisition of ASR. ASR is a leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades and is part of the Company’s Personal Care segment. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring, acquisition, integration or business realignment activities, litigation provision and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.

The Company’s operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations do not represent the costs of such services if performed on a stand-alone basis.

For the three months and nine months ended June 30, 2012, the Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.6 of additional restructuring costs in the nine month period. For the three months and nine months ended June 30, 2011, the Household Products restructuring activities generated pre-tax expense of $21.0 and $59.6, respectively. These restructuring activities are not included in segment results for Household Products. Rather, they are reported in a separate line below segment profit as this presentation reflects management's view on how segment results are evaluated.

The reduction in gross margin associated with the write-up and subsequent sale of inventory acquired in the acquisition of ASR, which was $7.0, pre-tax, for the prior year nine months is not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the ASR acquisition. Such presentation reflects management's view on how segment results are evaluated.

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter and nine months ended June 30, 2012 and 2011.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2012
	Q3	% Chg	Nine Months	%Chg
Net Sales - FY '11	$725.3		$1,844.3
Organic	(37.3)	(5.1)%	12.1	0.6%
Impact of currency	(14.5)	(2.0)%	(13.2)	(0.7)%
Impact of ASR	—	—%	46.2	2.5%
Net Sales - FY '12	$673.5	(7.1)%	$1,889.4	2.4%

For the quarter, net sales decreased 7.1%, and organic sales declined 5.1% as compared to the same period in the prior year. The drivers of the organic sales decline were as follows:

•
Wet Shave net sales decreased 8% on a reported basis, and 5% excluding the impact of unfavorable currencies. Increased sales of Schick Hydro refills, Hydro 5 Power Select and Hydro Silk were more than offset by lower sales across the other segments. These declines were driven by:

◦	Lower legacy women's and men's system sales due to growth in new products,

◦	Lower value-priced disposable sales,

◦	Lower Schick Hydro manual razor sales due to normal launch progression magnified by a higher prior year quarter comparison due to significant trial generating investments, and

◦	Heightened competitive activity across all segments, especially late in the third quarter.

•
Net sales in Skin Care decreased approximately 6% due to higher trade investment and unfavorable product mix. In the U.S., unit volumes of Banana Boat and Hawaiian Tropic increased despite a comparatively high prior year third quarter and a high second fiscal quarter of 2012.

•	Net Sales in Infant Care decreased approximately 12% due to category softness, heightened competitive activity and higher promotional and trade support behind bottles.

One of the factors contributing to a portion of the declines noted above is a decline in category growth rates across our Personal Care categories, which were lower than anticipated, and below the previous two quarters of fiscal 2012. As noted above, we have seen a meaningful change in the competitive environment, especially in the last four weeks of the third quarter, which included increased consumer coupons and promotional activities, primarily in the US.

Our market share across our categories remained relatively stable in the quarter. However, we've seen some recent market share loss in the last four weeks in the U.S. in Wet Shave as promotional activity has intensified and we expect these competitive efforts to continue through most of the current quarter.

Net sales for the nine months increased 2.4% on a reported basis, which includes a full nine months for ASR in fiscal 2012 as compared to only seven months in fiscal 2011 due to the timing of the acquisition. On an organic basis, net sales increased 0.6%. The year-to-date net sales growth was driven primarily by:

•
Net sales in Wet Shave increased 5%, including the impact of ASR, due to increased sales of Schick Hydro men's system refills, and the launches of Schick Hydro 5 Power Select and Hydro Silk women's systems, offset by lower sales of legacy branded men's and women's systems, and lower Schick Hydro men's systems razors,

•	In Infant Care, net sales decreased 9% due to category softness and competitive activity,

•	Net sales in Feminine Care decreased 2% as Gentle Glide declines were mostly offset by continued growth in Sport, and

•	In Skin Care, net sales were essentially flat as higher volumes across all areas were offset by higher trade and promotional investments and unfavorable product mix.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2012
	Q3	% Chg	Nine Months	%Chg
Segment Profit - FY '11	$130.5		$330.4
Operations	(17.8)	(13.7)%	31.8	9.6%
Impact of currency	(3.3)	(2.5)%	(1.0)	(0.3)%
Segment Profit - FY '12	$109.4	(16.2)%	$361.2	9.3%

Segment profit for the quarter was $109.4, down 16.2% including the unfavorable impact of currencies. Operationally, segment profit decreased $17.8, or 13.7%, as lower gross margin due to the net sales factors noted above was partially offset by improved product costs.

Segment profit for the nine months ended June 30, 2012 was $361.2, up 9.3% on lower planned A&P as the Schick Hydro launch matures and improved product costs, partially offset by higher overheads.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2012
	Q3	% Chg	Nine Months	%Chg
Net Sales - FY '11	$509.2		$1,602.6
Organic	(44.4)	(8.7)%	(48.8)	(3.0)%
Impact of currency	(14.2)	(2.8)%	(19.2)	(1.2)%
Net Sales - FY '12	$450.6	(11.5)%	$1,534.6	(4.2)%

Net sales decreased 11.5% for the third fiscal quarter of 2012 versus the same quarter a year ago inclusive of a 2.8% decline due to unfavorable currencies. Organically, net sales declined $44.4, or 8.7%, driven by the negative impact on shipments and market share in the U.S. due to the loss of shelf space and display activity, increasing softness in the household battery category and an expected de-load of inventories shipped in the second fiscal quarter, ahead of the February price increase.

Net Sales for the nine months decreased 4.2%, with about one quarter of the decline due to unfavorable currencies, primarily in Europe and, to a lesser extent, Latin America.  Excluding the impact of currencies, organic sales declined 3.0% due primarily to a slow start to the fiscal year in the first quarter as net sales were adversely impacted by a shift in timing of holiday deliveries, the de-load of unused hurricane response inventories shipped in the fiscal fourth quarter of 2011, increasing household battery category volume softness and the recent negative impact of lost shelf space and display activities as noted above.

Household battery category unit volumes in our measured markets continued to decline, down approximately 5% in the latest twelve weeks data. However, this decline was offset by higher retail pricing leading to essentially flat category values during the same time frame.

Segment Profit - Household Products (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2012
	Q3	% Chg	Nine Months	%Chg
Segment Profit - FY '11	$80.0		$295.5
Operations	(1.9)	(2.3)%	3.4	1.2%
Impact of currency	(8.6)	(10.8)%	(11.5)	(3.9)%
Segment Profit - FY '12	$69.5	(13.1)%	$287.4	(2.7)%

Segment profit for the quarter was $69.5, down $10.5, or 13.1%, versus the same quarter last year due primarily to unfavorable currencies. Operationally, segment profit declined $1.9, or 2.3%, as the top-line shortfalls noted above were substantially offset by spending reductions and cost savings related to the Company's 2011 restructuring.

Segment profit for the nine months in fiscal 2012 was $287.4, a decrease of $8.1, or 2.7%, due to the unfavorable impact of currencies.  Operationally, segment profit was up $3.4 as continued household battery volume softness was offset by pricing gains, cost savings related to the Company's 2011 restructuring program, and reduced spending.

General Corporate and Other Expenses

	Quarter ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
General Corporate Expenses	$32.6	$27.5	$112.6	$90.7
Integration/Other Realignment	0.2	(0.4)	0.5	2.8
Subtotal	32.8	27.1	113.1	93.5
Household Products Restructuring	0.5	21.0	(7.2)	59.6
ASR Costs:
Deal Expenses	—	—	—	4.2
Severance/Other	2.4	4.0	6.3	7.4
Acquisition Inventory Valuation	—	—	—	7.0
General Corporate and Other Expenses	$35.7	$52.1	$112.2	$171.7
% of total net sales	3.2%	4.2%	3.3%	5.0%

For the three and nine months ended June 30, 2012, general corporate and other expenses, including integration and realignment charges increased $5.7 and $19.6, respectively. This increase was due primarily to higher compensation expense off of a comparatively lower bonus and stock award vesting year in fiscal 2011, and higher pension expense due to the negative impact of lower market discount rates on pension liabilities.

For the three and nine months ended June 30, 2012, the Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively, with year to date pre-tax income driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.6 of additional restructuring costs in the nine month period. For the three and nine months ended June 30, 2011, the Household Products restructuring activities generated pre-tax expense of $21.0 and $59.6, respectively. These costs are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Additionally, we incurred pre-tax costs associated with the integration of ASR of $2.4 and $4.0 for the quarters ended June 30, 2012 and 2011, respectively. For the nine months ended June 30, 2012 and 2011, we incurred pre-tax integration costs of $6.3 and $11.6, respectively. The higher prior year costs in the nine month period included deal transaction costs, which did not recur in fiscal 2012. In addition, the prior year nine month period included the impact of the write-up and subsequent sale of inventory acquired as part of the ASR acquisition.

Liquidity and Capital Resources

Cash flow from operations increased $170.4 for the nine months ended June 30, 2012 as compared to the same nine months in the prior fiscal year. This increase was due to higher net earnings, as adjusted for non-cash items of $43.2. In addition, the use of cash from changes in working capital improved approximately $127 in comparison to the prior year time period. This was due primarily to higher cash outflows in the prior year due to the payments of approximately $47 of assumed tax liabilities from the ASR acquisition and higher cash outflows in the prior year period due to the timing of payments for Schick Hydro launch expenses.

Capital expenditures were $76.4 for the nine months ended June 30, 2012 as compared to $64.7 for the same period last year. Full year capital expenditures are estimated to be approximately $100 for fiscal 2012.

At June 30, 2012, a majority of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.
The Company’s total borrowings were $2,470.9 at June 30, 2012, including $207.3 tied to variable interest rates, of which interest on $100 is hedged via the interest rate swap discussed below. The Company maintains total committed debt facilities of $2,912.9. The Company's Amended and Restated Revolving Credit Agreement currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. We have $8.0 of outstanding borrowings under our revolving credit facility, and $430.2 remained available as of June 30, 2012, taking into account outstanding borrowings $11.8 of outstanding letters of credit.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.9 to 1, and the ratio of its EBIT to total interest expense was 5.2 to 1, for the twelve months ended June 30, 2012. These ratios were negatively impacted by a significant portion of the pre-tax charges associated with the Household Products restructuring activities in fiscal 2011 as such charges reduced EBITDA as defined in the agreements. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates if the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

Advances under the Company's existing receivables securitization program, as amended, which may not exceed $200, are not considered debt for purposes of the Company’s debt compliance covenants. At June 30, 2012, there was $60.0 outstanding under this facility.

On May 24, 2012, the Company issued $500 aggregate principal amount of 4.7% senior notes due in May 2022, net of a $1.4 discount, with interest payable semi-annually in May and November (the "2012 Notes"). The net proceeds from the issuance of the 2012 Notes, which were approximately $495, were used to repay existing indebtedness including approximately $335 of our term loan, which matures in December 2012, $100 of private placement notes, which matured in June 2012, and a portion of our outstanding balance under our receivables securitization program.

At this time, the Company has a remaining term loan outstanding of $108, which will mature in December 2012. We expect to fund this repayment with available cash and other borrowing capacity.
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. This authorization replaces a prior stock repurchase authorization, which was approved in July 2006. The Company repurchased 1.1 million shares of the Company's common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of approximately $83, during the quarter ended June 30, 2012. From July 1 through July 27, 2012, the Company repurchased an additional 0.6 million shares of its common stock at a cost of approximately $44. All the shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has 8.3 million shares remaining on the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, will be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

A summary of Energizer’s significant contractual obligations at June 30, 2012 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,373.0	$233.0	$220.0	$510.0	$1,410.0
Interest on long-term debt	757.6	122.1	221.6	173.5	240.4
Minimum pension funding (1)	297.4	82.4	138.1	76.9	—
Operating leases	126.9	29.5	40.7	25.9	30.8
Purchase obligations and other (2) (3)	61.0	31.8	29.2	—	—
Total	$3,615.9	$498.8	$649.6	$786.3	$1,681.2

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $82. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company’s pension plans. The estimates beyond 2012 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2016 are not currently determinable.

As part of the pension funding provisions contained in the June 2012 Surface Transportation Extension Act of 2012 passed by Congress, the Company's 2013-2016 contributions are projected to be reduced in total by approximately $40, pending a final interest rate issuance by the IRS.

2
The Company has estimated approximately $4.5 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of June 30, 2012, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $42. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $12 of fixed costs related to third party logistics contracts.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of June 30, 2012, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

Market Risk

Currency Rate Exposure

A significant portion of our product cost is more closely tied to the U.S. dollar and, to a lesser extent, the Euro, than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar and, to a lesser extent, the Euro, results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive and economic environments. Conversely, strengthening of currencies relative to the U.S. dollar and, to a lesser extent, the Euro, can improve margins. This margin impact coupled with the translation of foreign operating results to the U.S. dollar, our financial reporting currency, has an impact on reported operating profits. Changes in the value of local currencies in relation to the U.S. dollar, and, to a lesser extent, the Euro, will continue to impact reported sales and segment profitability in the future, and we cannot predict the direction or magnitude of future changes.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2012 resulted in expense of $1.3 and $1.1, respectively, and for the quarter and nine months ended June 30, 2011 resulted in income of $1.0 and $3.1 and was recorded in Other financing expense, net on the Consolidated Statements of Earnings (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At June 30, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $2.0 and $3.3 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Contract maturities for these hedges extend into 2013. There were 60 open foreign currency contracts at June 30, 2012 with a total notional value of approximately $349.

The Company has investments in Venezuelan affiliates. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At June 30, 2012, the Company had approximately $40 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments are used by the Company to reduce exposure to variability in cash flows associated with future purchases of zinc or other commodities. The fair market value of the Company’s outstanding commodity hedging instruments included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed) was an unrealized pre-tax loss of $2.9 and $6.2 at June 30, 2012 and September 30, 2011, respectively. Over the next twelve months, approximately $2.7 of the loss included in Accumulated other comprehensive loss will be recognized in earnings. Contract maturities for these hedges extend into fiscal year 2014. There were 18 open commodity contracts at June 30, 2012, with a total notional value of approximately $36.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2012, the Company has a remaining term loan outstanding of $108, which will mature in December 2012. As a result of the permanent repayment of $335 of our existing term loan, the Company terminated a then-existing interest rate swap agreement, which previously hedged our interest rate exposure on $200 of our then-existing term loan. Termination of the interest rate swap agreement was necessary since we had permanently repaid the underlying debt associated with the interest rate swap derivative. A charge of $1.7 is included in interest expense in the third fiscal quarter related to the early termination of this hedging instrument. The Company remains party to an interest rate swap agreement with one major financial institution that fixes the variable benchmark component (LIBOR) of the Company’s interest rate on $100 of the Company’s remaining variable rate term loan debt through December 2012 at an interest rate of 1.9%. As a result, after giving effect to the hedged amount, a hypothetical one percentage point increase in variable interest rates would have an annual unfavorable impact of $0.1 on the Company’s earnings before taxes and cash flows, based upon the current variable debt level at June 30, 2012.

At June 30, 2012 and September 30, 2011, respectively, the Company had an unrealized pre-tax loss on these interest rate swap agreements of $0.7 and $4.7 included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Over the next six months the interest rate swap agreements will be fully settled and the total $0.7 pre-tax loss included in Accumulated other comprehensive loss is expected to be included in earnings.

Stock Price Exposure

At June 30, 2012, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $2.7 which was included in other current assets at June 30, 2012, and $3.4, which was included in other current liabilities at September 30, 2011. The change in fair value of the total share option for the quarter and nine months ended June 30, 2012 resulted in income of $0.8 and $6.3, respectively, and for the quarter and nine months ended June 30, 2011 resulted in income of $0.9 and $3.7, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future sales, earnings and earnings per share, investments, initiatives, capital expenditures, product launches, consumer trends, cost savings related to restructuring projects, the impact of price increases, advertising and promotional spending, the impact of foreign currency movements, category value and future volume, sales and growth in our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” "predict," “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved.

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

Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	General market and economic conditions;

•	The success of new products and the ability to continually develop new products;

•	Energizer's ability to predict category and product consumption trends;

•	Energizer's ability to continue planned advertising and other promotional spending;

•	Energizer's ability to timely implement its strategic initiatives in a manner that will positively impact our financial condition and results of operations;

•	The impact of strategic initiatives on Energizer's relationships with its employees, its major customers and vendors;

•	Energizer's ability to maintain and improve market share in the categories in which we operate despite competitive pressure;

•	Energizer's ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability for the year with any degree of certainty;

•	The impact of interest and principal repayment of our existing and any future debt;

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities;

•	The impact of currency movements.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements.

The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including its annual report on Form 10-K for the year ended September 30, 2011.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 — Legal Proceedings

In January 2011, Munchkin, Inc. (“Munchkin”) commenced an action against a subsidiary of the Company in the United States District Court for the Central District of California seeking a declaration that certain Munchkin advertising claims were valid and alleging false advertising claims by the Company.  A jury trial resulted in an adverse verdict in July 2012 in the amount of approximately $13.5 million.  As a result of the jury verdict, the Company has recorded an accrual of $13.5 million as of June 30, 2012 for this ongoing litigation. Judgment has not yet been entered in this case. We are currently evaluating alternatives, including possible post-judgment motions and/or appeal of the verdict.

In addition to the above, the Company and its subsidiaries are parties to a number of other legal proceedings in various jurisdictions arising out of the operations of the Company's businesses. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. However, based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, are not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2012	355	$70.89	—	10,000,000
May 1 to 31, 2012	444,399	$73.33	432,499	9,567,501
June 1 to 30, 2012	716,872	$72.58	704,874	8,862,627

(1)	24,253 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. This authorization replaced the prior share repurchase authorization. 1,137,373 shares were repurchased on the open market during the third fiscal quarter under this share repurchase authorization.

From July 1 through July 27, 2012, the Company repurchased an additional 576,133 shares of its common stock. The Company has 8,286,494 shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	August 1, 2012

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1
Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 1-15401) (filed on March 16, 2000)).

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 27, 2011).

4.1
Second Supplemental Indenture (including the Form of Note), dated as of May 24, 2012, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 24, 2012).

10.1	Form of Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2012).

10.2
Third Amended and Restated Receivables Purchase Agreement, dated as of May 4, 2009, as amended June 25, 2012, among Energizer Receivables Funding Corporation, Energizer Battery, Inc., Energizer Personal Care, LLC, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch and the Several Agents, Conduits and Committed Purchasers Party Thereto from time to time, conformed to reflect Amendments Nos. 1, 2, 3, 4 and 5.

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