Form 10-K
period 2012-09-30
ENERGIZER HOLDINGS INC
filed 2012-11-20
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Yes: ☐      No: ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2012, the last day of the registrant’s most recently completed second quarter: $4,791,244,659.

(For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 16, 2012: 61,909,378.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2012 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 28, 2013. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2012. (Part III of Form 10-K).

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future company-wide or segment sales, earnings and earnings per share, investments, initiatives, capital expenditures, product launches, consumer trends, cost savings related to restructuring projects and the timing of such savings, improvements to working capital levels and the timing and savings associated with such improvements, the impact of price increases, advertising and promotional spending, the impact of foreign currency movements, category value and future growth in our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” "predict," “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	General market and economic conditions;

•	The success of new products and the ability to continually develop new products;

•	Energizer's ability to predict category and product consumption trends;

•	Energizer's ability to continue planned advertising and other promotional spending;

•	Energizer's ability to timely execute its strategic initiatives in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives on Energizer's relationships with its employees, its major customers and vendors;

•	Energizer's ability to improve operations and realize cost savings including savings expected from our restructuring plan announced in November 2012;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability for the year with any degree of certainty;

•	The impact of interest and principal repayment of our existing and any future debt;

•	The impact of legislative or regulatory determinations or changes by federal, state, local and foreign authorities, including taxing authorities;

•	The impact of currency movements.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. The risk factors set forth in our Annual Report on Form 10-K, in the section entitled "Risk Factors," could affect future results, causing our results to differ materially from those expressed in our forward-looking statements.

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

Energizer is the successor to over 100 years of expertise in the battery and portable lighting products industry. Its brand names Energizer and Eveready have worldwide recognition for quality and dependability, and are marketed and sold throughout the world.

On March 28, 2003, we completed the acquisition of the Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. SWS is the second largest manufacturer and marketer of men's and women's wet shave products in the world. Its portfolio of products include: Hydro Silk, Quattro for Women, Intuition, Lady Protector and Silk Effects Plus women's shaving systems and Hydro, Quattro and Protector men's shaving systems, as well as the Quattro, Xtreme 3, and Slim Twin/Exacta disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.

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

Our subsidiaries operate a number of manufacturing and packaging facilities in multiple countries, as listed in Item 2 below, and as of September 30, 2012, employ almost 4,800 colleagues in the United States and approximately 10,000 in foreign jurisdictions, exclusive of certain third-party contracted labor arrangements.

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
Industries

We manufacture and sell products in five distinct product categories: battery and lighting products, wet shave, skin care, feminine care and infant care. Our two largest categories by revenue are battery products and wet shave. The battery category comprises two primary competitors, Energizer with its Energizer and Eveready brands and The Procter & Gamble Company with its Duracell brand. We estimate Energizer and The Procter & Gamble Company collectively represent approximately 70% share in the markets in which we compete. The wet shave category comprises two primary competitors, The Procter & Gamble Company's Gillette and Energizer's Schick-Wilkinson Sword, which we estimate collectively represent more than 80% of the global wet shave market. For information about net sales, earnings before income taxes, depreciation and amortization, total assets and capital expenditures of each of our segments, and geographic segment information, including net sales to customers and long-lived assets, refer to Note 17 of the Notes to Consolidated Financial Statements.

Personal Care

The Personal Care division includes Wet Shave products sold under the Schick, Wilkinson Sword, Edge, Skintimate and Personna brand names, Skin Care products sold under the Banana Boat, Hawaiian Tropic, Wet Ones and Playtex brand names, and Feminine Care and Infant Care products sold under the Playtex and Diaper Genie brand names.

We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. We market our wet shave products throughout the world. SWS' primary markets are the U.S., Japan and the larger countries of Western Europe. We believe we maintain the #2 global market share position in wet shaving. Category blade unit consumption has been relatively flat for a number of years. However, product innovations and corresponding increased per unit prices have accounted for category growth. The category is extremely competitive with competitors vying for consumer loyalty and retail shelf space.

On June 5, 2009, we completed the acquisition of the Edge and Skintimate shave preparation brands from SCJ. This added U.S. market leading shave preparation products, including shaving gels and creams, to our wet shave portfolio.

SWS has gained recognition for its innovation and development of new products designed to improve the shaving experience, including the introduction of the Intuition women's system in 2003, a unique system incorporating a three-bladed razor surrounded by a skin conditioning solid which lathers, shaves and provides extra moisture in one step. In 2003, SWS introduced the Quattro men's shaving system, the first four blade razor system for men. In 2010, SWS introduced the Schick Hydro men's shaving system, which incorporates new technologies including innovative skin protectors that act to smooth skin between blade tips and an advanced hydrating gel reservoir that lubricates throughout the shaving process. Schick Hydro is available in three- and five-blade models. Following the launch of Schick Hydro, SWS introduced two additional systems, Schick Hydro Silk and Schick Hydro 5 Power Select. Additionally, the Company launched a new line of Schick Hydro shave gels, which coupled with the Schick Hydro razor, delivers a complete skin comfort system that goes beyond hair removal to care for men's skin.

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

In household batteries, we offer batteries using carbon zinc, alkaline, rechargeable and lithium technologies. These products are marketed and sold in the price, premium and performance segments. This allows us to penetrate a broad range of the market and meet most consumer needs. In addition, Energizer has a portable lighting products business that has evolved with changes in consumer tastes and demands. We distribute our portfolio of household and specialty batteries and portable lighting products through a global distribution network, which also provides a platform for the distribution of our personal care products.

The battery category is highly competitive as brands compete for consumer acceptance and retail shelf space. Pricing actions in response to rising material costs have raised retail prices over time. However, pricing actions are not always available to fully offset material cost increases, especially in highly competitive markets.

We continually engage in ongoing reviews of all of our categories. Recent studies have indicated that an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets. We believe this continues to create a negative impact on the demand for primary batteries. This trend, coupled with aggressive competitive activity in the U.S. and other markets, has and could continue to put additional pressure on segment results going forward.

2013 Restructuring Initiatives

On November 8, 2012, we announced that our Board of Directors approved a multi-year restructuring plan, which was developed in connection with an assessment of our cost structure and operating model undertaken to improve cost competitiveness and deliver enhanced financial returns. These actions are expected to reduce the global workforce by more than 10%, or approximately 1,500 colleagues. We also expect to:

•	rationalize and streamline operations facilities in the Household Products division,

•	consolidate general and administrative functional support across the organization,

•	streamline the Household Products division product portfolio to enable increased focus on the core battery business,

•	streamline the marketing organization within the Household Products division,

•	optimize the Company's go-to-market strategies and organization structures within our international markets,

•	reduce overhead spending including changes to benefit programs and other targeted spending reductions, and

•	create a center-led purchasing function to drive procurement savings.

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

We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, management has purchased materials or entered into forward contracts for various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

Energizer's products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S. and Canada, Household Products and Personal Care have separate dedicated commercial organizations, reflecting the scale and importance of these businesses. Outside the U.S. and Canada, the commercial teams market our full portfolio of product offerings. In Fiscal 2013, we expect to begin marketing our full portfolio of products using a combined commercial team in Canada. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers and military stores.

Although a large percentage of Energizer's sales are attributable to a relatively small number of retail customers, in fiscal 2012, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer's annual sales. For fiscal year 2012, this customer accounted for, in the aggregate, approximately 20% of Energizer's sales. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.

Patents, Technology and Trademarks

Energizer owns a number of U.S., Canadian and foreign trademarks, which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include Eveready, Energizer, Energizer Max, Schick, Schick Hydro, Schick Hydro Silk, Wilkinson Sword, Intuition, Hydro, Quattro, Xtreme 3, Protector, Lady Protector, Silk Effects, ST Slim Twin, Exacta, Edge, Skintimate, Personna, Capri, Matrix3, M5 Magnum, Bump Fighter, Speed3, Burma-Shave, Mystique, Vogue, American Line, Derma Blade, Gem, Tri-Flexxx, B'kini, Banana Boat, Hawaiian Tropic, Avotriplex, Sunsure, Sunsure Protectin & design, UV Protect & design, Coolzone, Natural Reflect & Design, Sport Performance, Ultramist, Binky, Diaper Genie, Litter Genie, Drop-Ins, The First Sipster, Lil' Gripper, Coolster, Gentle Glide, Play On, 360° Protection & design, ...Get on the Boat, Hibiscus Floral design, HandSaver, The Insulator, Insulator Sport, NaturaLatch, Natural Shape, Love Every Moment & design, Most Like Mother, Twist 'N Click & design, Ortho Pro, Sipster, Sport, VentAire, Ventaire Advanced Crystal Clear, Wet Ones, and the Energizer Bunny and the Energizer Man character. As a result of the Playtex acquisition, Energizer also owns royalty-free licenses in perpetuity to the Playtex and Living trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

Energizer's ability to compete effectively in the battery and portable lighting, wet shave, skin care, feminine care and infant care categories depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are significant to its business. These relate primarily to battery product and lighting device improvements, additional battery product features, shaving product improvements and additional features, plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children's drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, breast pump products and improvements, and manufacturing processes.

As of September 30, 2012, Energizer owned (directly or beneficially) approximately 1,800 unexpired United States patents which have a range of expiration dates from October 2012 to November 2035, and had approximately 750 United States patent applications pending. It routinely prepares additional patent applications for filing in the United States. Energizer also actively pursues foreign patent protection in a number of foreign countries. As of September 30, 2012, Energizer owned (directly or beneficially) approximately 3,800 foreign patents and had approximately 1,100 patent applications pending in foreign countries.

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

Sales of women's wet shave products are moderately seasonal, with increased consumer demand in the spring and summer months. Customer orders for sun care products are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months.

Competition

The Household Products and Personal Care businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

Our principal battery competitors in the U.S. are Duracell International, Inc., a subsidiary of The Procter & Gamble Company, and Spectrum Brands, Inc. We believe private-label sales by large retailers also has an impact on the market in some parts of the world, particularly in Europe. Duracell and the Panasonic Corporation are significant competitors in South and Central America, Asia and Europe, and local and regional battery manufacturers in Asia and Europe also compete for battery sales.

The global shaving products category, comprised of wet shave blades and razors, electric shavers, shave preparations (gels, lotions and creams), is a growing consumer product segment worldwide. The wet shave segment of that business, the segment in which we participate, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets with demographic trends that result in a stable, predictable number of shaving consumers. We believe that those markets will rely primarily on new premium priced product introductions for growth as category blade unit consumption has been relatively flat for a number of years. As a result of demographic trends, however, there is a growth trend predicted for the wet shave segment in Latin American, Asian and Eastern European countries. Our principal competitors in the wet shave business worldwide are The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment.

The markets for skin care, feminine care and infant care products are also highly competitive, characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our competitors in these product lines consist of a large number of domestic and foreign companies, including The Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Merck & Co., Inc. and Johnson & Johnson in skin care, and a variety of competitors in the fragmented infant care market. In feminine care, we believe private label sales by large retailers in the U.S. have been growing.

Governmental Regulation and Environmental Matters

Energizer's operations are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment.

The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. It may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations. Liability in the U.S. under the applicable federal and state statutes which mandate cleanup is strict, meaning that liability may attach regardless of lack of fault, and joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and cleaning up contamination at a site. However, liability in such matters is typically shared by all of the financially viable responsible parties, through negotiated agreements. Negotiations with the U.S. Environmental Protection Agency, the state agencies that are involved on the state-designated sites, and other PRPs are at various stages with respect to the sites. Negotiations involve determinations of the actual responsibility of the Company and the other PRPs at the site, appropriate investigatory and/or remedial actions, and allocation of the costs of such activities among the PRPs and other site users.

The amount of the Company's ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used.

In addition, the Company undertook certain programs to reduce or eliminate the environmental contamination at the rechargeable battery facility in Gainesville, Florida, which was divested in November 1999. Responsibility for those programs was assumed by the buyer at the time of the divestiture. In 2001, the buyer, as well as its operating subsidiary which owned and operated the Gainesville facility, filed petitions in bankruptcy. In the event that the buyer and its affiliates become unable to continue the programs to reduce or eliminate contamination, the Company could be required to bear financial responsibility for such programs as well as for other known and unknown environmental conditions at the site. Under the terms of the Reorganization Agreement between the Company and the successor to the Ralston Purina Company. Ralston's successor is obligated to indemnify the Company for 50% of any such liabilities in excess of $3 million.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, taking into account established accruals, should not be material to the business or financial condition of the Company. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans, changes in legal requirements, including any requirements related to global climate change, or other factors.

Certain of Energizer's products are subject to regulation under the Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration (“FDA”).

In June 2011, the FDA published a final rule setting forth testing requirements and labeling standards for sunscreen products. The rule results in new testing requirements and revised labeling for the Banana Boat, Hawaiian Tropic and Private Label product lines, as well as competitors' products, by December 17, 2012.

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

Other Matters

Additional descriptions of the business of Energizer in response to Item 1, and the summary of selected financial data appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION and appearing under “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 17 - Segment Information,” are included in Exhibit 13 attached hereto and incorporated herein by reference. This information will also appear in the Energizer Holdings, Inc. 2012 Annual Report.

Item 1A. Risk Factors.

The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. Energizer may amend or supplement the risk factors described below from time to time in other reports it files with the SEC.

Energizer faces risks associated with global economic conditions.

Unfavorable global economic conditions, increased unemployment levels and uncertainty about future economic prospects could reduce consumer demand for our products as a result of a reduction in discretionary spending or a shift of purchasing patterns to lower-cost options such as private label or price brands. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. These general risks remain heightened as global economic conditions continue to deteriorate and the recovery in most developed markets remains sluggish. Worsening economic conditions could harm our sales and profitability. Additionally, disruptions in credit markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business plan and strategy.

If Energizer cannot continue to develop new products in a timely manner, and at favorable margins, it may not be able to compete effectively.

The battery and portable lighting products, wet shave, skin care, feminine care and infant care industries have been notable for the pace of innovations in product life, product design and applied technology, and our success depends on future innovations. The successful development and introduction of new products, such as Schick Hydro Silk and Schick Hydro 5 Power Select, faces the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the possibility of reducing the sales of our existing products. There can be no assurance that our investments in research and development will lead to innovation and that we can recover the costs of such investments, that our customers or end consumers will purchase our new products or that our competitors will not introduce new or enhanced products that significantly outperform Energizer's, or develop manufacturing technology which permits them to manufacture at a lower cost relative to ours. If we fail to develop and launch successful new products, or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

Competition in Energizer's industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

The categories in which Energizer operates, including battery and portable lighting products, wet shave, skin care, feminine care and infant care, are mature and highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers compete for consumer acceptance and limited retail shelf space. Because of the highly competitive environment in which we operate as well as increasing retailer concentration, our retailer customers frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins, or our relative disadvantage to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer's ability to compete effectively may be affected by a number of factors, including:

•
our primary competitor in batteries, wet shave and feminine care products, The Procter & Gamble Company, and most of our other competitors, have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than Energizer does, as well as significant scale and negotiating leverage with retailers and suppliers;

•
our competitors may have lower production, sales and distribution costs, and higher profit margins, than Energizer, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors may be able to obtain exclusive distribution rights at particular retailers, or favorable in-store placement; and

•	we may lose market share to private label brands sold by retail chains, which are typically sold at lower prices than our products.

Loss of reputation of our leading brands or failure of our marketing plans could have an adverse effect on our business.

We depend on the continuing reputation and success of our brands, particularly the Energizer, Eveready, Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Diaper Genie, Wet Ones, Banana Boat and Hawaiian Tropic brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.
Further, the success of these brands can suffer if our marketing plans or new product offerings do not have the desired impact on our brand's image or ability to attract consumers. Additionally, claims made in our marketing campaigns may become subject to litigation alleging false advertising, which if successful could cause us to alter our marketing plans that may materially and adversely affect sales, or result in the imposition of significant damages against us.

Loss of any of our principal customers could significantly decrease our sales and profitability.

Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 20% of net sales in fiscal 2012. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Additionally, increasing retailer customer concentration could result in reduced sales outlets for our products, greater negotiating pressures and pricing requirements on Energizer.

The performance of the primary battery product category may be impacted by further changes in technology and device trends, which could impair Energizer's operating results and growth prospects.

We believe an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets, leading to a declining volume trend in the battery category, which we expect will continue. This has and will likely continue to have a negative impact on the demand for primary batteries. This trend has and will continue to put additional pressure on segment results going forward. Development and commercialization of new battery or device technologies not available to Energizer could also negatively impact our results and prospects.

We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.

In November 2012, we announced a restructuring plan, which entails, among other things:

•	reducing our global workforce by more than 10%;

•	the closing and streamlining of operations facilities in the Household Products division;

•	streamlining our Household Product division product portfolio;

•	reducing overhead spending; and

•	creating a center-led purchasing function.

We expect to incur significant charges related the Restructuring Plan which will harm our profitability in the periods incurred. If we incur unexpected charges related to the restructuring, or in connection with any potential future restructuring program, our financial condition and results of operations may suffer further.

Execution of the restructuring plan, or any potential future restructuring program, presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve adequate internal controls as we restructure our general and administrative functions;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	diversion of management attention from ongoing business activities; and

•	the failure to maintain employee morale and retaining key employees while implementing restructuring programs that often include reductions in the workforce.

Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.

Additionally, there may be delays in implementing the restructuring activities or a failure to achieve the anticipated levels of cost savings and efficiency as a result of the restructuring activities, each of which could materially and adversely impact our business and results of operations. Further, if we experience additional adverse changes to our business, further restructuring or reorganization activities may be required in the future.

Energizer is subject to risks related to its international operations, including currency fluctuations, which could adversely affect our results of operations.

Energizer's businesses are currently conducted on a worldwide basis, with nearly 50% of our sales in fiscal 2012 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, Energizer is subject to a number of risks associated with doing business in foreign countries, including:

•	social legislation in certain countries;

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the inability to repatriate foreign-based cash, which constitutes a significant portion of our overall cash, for strategic needs in the U.S. without incurring significant income tax and earnings consequences, as well as the heightened counter-party, internal control and country-specific risks associated with holding cash overseas;

•	the effect of foreign income and withholding taxes, U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations;

•	currency fluctuations, including the impact of hyper-inflationary conditions in certain economies;

•
political or economic instability, government nationalization of business or industries, government corruption, and civil unrest, including political or economic instability in the countries of the Eurozone;

•	legal and regulatory constraints, including tariffs and other trade barriers; and

•	difficulty in enforcing contractual and intellectual property rights.

Nearly 50% of Energizer's sales in fiscal 2012 were denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits.

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

Significant estimation and judgment is required in determining our provisions for income taxes in the U.S. and jurisdictions outside the U.S. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and although we believe our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals. The unfavorable resolution of any audits or litigation could have an adverse impact on future operating results.

Changes in production costs, including raw material prices, could erode Energizer's profit margins and negatively impact operating results.

Pricing and availability of raw materials, energy, shipping and other services needed for our business can be volatile due to general economic conditions, labor costs, production levels, import duties and tariffs and other factors beyond our control. In the past, substantial increases in the cost of a number of raw materials have been partially offset by price increases. However, there is no certainty that Energizer will be able to offset future cost increases, especially given the competitive environment. This volatility can significantly affect our production cost, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

Energizer has a substantial level of indebtedness and is subject to various covenants relating to such indebtedness, which limits its discretion to operate and grow its business.

Energizer's current debt level is approximately $2.5 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.

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

The major credit rating agencies periodically evaluate our creditworthiness and have given us specified credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies. In the fourth quarter of fiscal 2012, a major credit rating agency affirmed our credit ratings but placed Energizer on negative outlook. We remained on negative outlook for this major credit rating agency as of November 14, 2012. We aim to maintain our current ratings as they serve to lower our borrowing costs and facilitate our access to sources of capital on terms that we consider advantageous to our business. Failure to maintain our credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.

There can be no guarantee that we will continue to make dividend payments or repurchase stock.
Although our Board of Directors has authorized a share repurchase program and recently initiated a quarterly cash dividend payable on our Common Stock, any determinations to continue to repurchase Common Stock or to continue to pay cash dividends will be based primarily upon our financial condition, results of operations, available U.S. cash, business requirements and the Board of Directors' continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs.

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

Operations of our manufacturing and packaging facilities worldwide may be subject to disruption for a variety of reasons, including availability of raw materials, work stoppages, industrial accidents, disruptions in logistics, loss or impairment of key manufacturing sites, product quality or safety issues, licensing requirements and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China, and acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. The supply of our raw materials may be similarly disrupted. There is also a possibility that third party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. The Company maintains business interruption insurance to potentially mitigate the impact of business interruption, but we can provide no assurance that such coverage would be sufficient.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some which are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to communicating within Energizer and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. In addition, we plan to undertake a significant implementation of information technology systems to facilitate business processes and generate cost savings in connection with our multi-year restructuring. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results.

Energizer's business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We cannot assure you that our product liability insurance covers all types of claims, particularly claims that do not involve personal injury or property damage, that such claims will not exceed the amount of insurance coverage, or that we will be able to maintain such insurance on acceptable terms, if at all. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products' reputation. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to attract, retain and develop key personnel.
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.

We may experience losses or be subject to increased funding and expenses related to our pension plans.

The funding obligations for Energizer's pension plans, including those assumed in the ASR acquisition, are impacted by the performance of the financial markets, interest rates and governmental regulations. While in November 2012, we approved and communicated changes to our U.S. pension plan so that, effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future retirement service benefits will no longer be accrued under this retirement program, our pension obligations are expected to remain significant. If the investment of plan assets does not provide the expected long-term returns, interest rates change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make significant additional pension contributions which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements.

If Energizer fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

In fiscal 2012, the vast majority of our total revenues were from products bearing proprietary trademarks and brand names. In addition, Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology. Accordingly, Energizer relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that Energizer will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the United States, the laws of some other countries in which Energizer's products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We cannot be certain that our intellectual property rights will not be invalidated, circumvented or challenged in the future, and Energizer could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition or decreased royalties either of which could negatively impact our operating results. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We have completed four significant acquisitions since becoming an independent company in 2000, including, most recently, the acquisition of ASR in fiscal 2011. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

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

Additional descriptions of risk factors impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” are included in Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2012 Annual Report to Shareholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Below is a list of Energizer's principal plants and facilities as of the date of filing. Management believes that the Company's production facilities are adequate to support the business and the properties and equipment have been well maintained.

HOUSEHOLD PRODUCTS
North America	Asia
Asheboro, NC (2)(12)	Bogang, People’s Republic of China (1)(9)(12)
Bennington, VT	Cimanggis, Indonesia (8)
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Johor, Malaysia
Maryville, MO (12)	Jurong, Singapore (8)
St. Albans, VT (12)	Tianjin, People’s Republic of China (1)
Walkerton, Ontario, Canada (5)(12)
Westlake, OH (3)	Africa
Alexandria, Egypt
Nakuru, Kenya (4)

PERSONAL CARE

North America	Europe
Milford, CT	Nove Modlany, Czech Republic (1)
Verona, VA	Solingen, Germany
Obregon, Mexico (1)
Mexico City, Mexico (1)	South America
Knoxville, TN	Sao Paolo, Brazil (11)
Dover, DE (6)	Santa Catarina, Brazil (1)
Sidney, OH (7)
Ormond Beach, FL
Allendale, NJ (1)(3)
Racine, WI (10)

Asia
Nazareth, Israel
Guangzhou, People’s Republic of China (1)

ADMINISTRATIVE AND
EXECUTIVE OFFICES
St. Louis, MO (1)	Mississauga, Ontario, Canada (1)
Shelton, CT (1)	Cedar Knolls, NJ (1)

(1) Leased (2) Two plants and separate packaging facility (3) Research facility (4) Less than 20% owned interest (5) Bulk packaging or labeling (6) Three facilities, one of which is leased (7) Two facilities, one of which is leased (8) Facility is owned, but land is leased (9) Two facilities (10) Outsourced Shave prep manufacturing (11) Outsourced Personal Care Mfg (12) During the first quarter of fiscal 2013, the Company announced a multi-year restructuring plan, which is expected to include the closure of the battery manufacturing facilities located in Maryville, MO and St. Albans, VT and the battery packaging facility in Malaysia. In addition, the Company is expecting to streamline certain operations in the Asheboro, NC battery manufacturing and packaging facilities, the Walkerton, Canada packaging facility and the lights manufacturing facility in Bogang, China.

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

In January 2011, Munchkin, Inc. commenced an action against a subsidiary of the Company in the United States District Court for the Central District of California seeking a declaration that certain Munchkin, Inc. advertising claims were valid and alleging false advertising claims by the Company.  A jury trial resulted in an adverse verdict in July 2012 in the amount of approximately $13.5 million.  As a result of the jury verdict, the Company recorded an accrual of $13.5 million as of June 30, 2012. In September 2012, the court ordered a new trial with respect to the claims on which the jury awarded damages, which set aside the previous jury verdict. Based on this development and our current assessment of the matter, the Company reversed the previously established litigation reserve.

In October 2012, after receiving five reports from consumers, the Company announced a voluntary market withdrawal of certain continuous spray Banana Boat sun care products due to a potential risk of product igniting on the skin if contact was made with a source of ignition before the product was completely dry.  The Company is voluntarily removing these products from retail outlets because of this potential safety concern. The Company has provided for the costs associated with the voluntary withdrawal in its fiscal 2012 financial statements, and is unable to determine with any degree of certainty what, if any, other liabilities may arise.

See also the discussion captioned “Governmental Regulation and Environmental Matters” under Item 1 above.

Item 4. Mine Safety Disclosure

None.

Item 4a. Executive Officers Of The Registrant.

     A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2012. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Ward M. Klein- Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. Mr. Klein joined Ralston Purina Company in 1979. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Age: 57.

Alan R. Hoskins- President and Chief Executive Officer, Energizer Household Products since April 2012. Previously, Mr. Hoskins served as Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2012; Vice President, North America Household Products Division from 2005 to 2008; Vice President, Sales and Trade Marketing from 1999 to 2005 and Director, Brand Marketing from 1996 to 1999. Age: 51.

David P. Hatfield- President and Chief Executive Officer, Energizer Personal Care since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Schick-Wilkinson Sword from April to November, 2007, as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, as Vice President, North American and Global Marketing, from 1999 to 2004. Age: 52.

Daniel J. Sescleifer- Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 50.

Mark S. LaVigne- Vice President, Secretary and General Counsel since April 2012. Previously, Mr. LaVigne served as Vice President, Secretary and Assistant General Counsel from 2010 to 2012 and as a partner in the law firm Bryan Cave LLP from 2007 to 2010. Age: 41.

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

Brian K. Hamm- Vice President, Global Business Transformation of Energizer since November, 2012.  Mr. Hamm joined Energizer in 2008 and served as Vice President, Global Finance - Energizer Household Products from 2009-2012.  Prior to joining Energizer, he was the Vice President of Domestic Planning at PepsiAmericas.  Age:  39.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities.

ENR Stock is listed on the New York Stock Exchange. As of September 30, 2012, there were approximately 10,700 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for ENR Stock for the period from October 1, 2010 to September 30, 2012.

Market Price Range
	FY2012			FY2011
First Quarter	$62.98	-	$78.00	$61.69	-	$77.09
Second Quarter	$72.41	-	$80.10	$61.60	-	$75.97
Third Quarter	$69.45	-	$78.29	$68.37	-	$77.47
Fourth Quarter	$64.36	-	$80.36	$64.92	-	$84.94

     There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

In the fourth quarter of fiscal 2012, the Company initiated a quarterly dividend. The following table sets forth the quarterly dividends paid by the Company over the past two fiscal years.

Quarterly Dividend Payments (per share)	FY2012	FY2011
First Quarter	—	—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$0.40	—

The Company expects to continue its policy of paying regular quarterly cash dividends. Future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared in the sole discretion of the Company's Board of Directors.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2012 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares purchased(1)	Average price paid per shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2012-July 31, 2012	639,037	$76.43	638,946	8,223,681
August 1, 2012-August 31, 2012	1,688,353	$67.46	1,683,091	6,540,590
September 1, 2012 – September 30, 2012	521,031	$70.29	520,851	6,019,739

(1)
5,533 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.

(2)	On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. This authorization replaced the prior share repurchase authorization. 3,980,261 shares were repurchased on the open market during the fiscal year under this share repurchase authorization.

From October 1 through November 6, 2012, an additional 199,563 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

No other shares of common stock were purchased during the quarter ended September 30, 2012. Since the end of fiscal 2012 and through the date of this report, the Company has not repurchased any additional shares of its common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes.

The following graph compares the cumulative 5-year total return provided to shareholders on Energizer Holdings, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 9/30/2007 and its relative performance is tracked through 9/30/2012. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/07	9/08	9/09	9/10	9/11	9/12
Energizer Holdings, Inc.	100.00	72.67	59.85	60.65	59.94	67.70
S&P Midcap 400	100.00	83.32	80.73	95.08	93.87	120.65
S&P Household Products	100.00	101.64	90.88	97.58	107.91	125.72

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm of the Energizer Holdings, Inc. is included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item, appearing under the Section captioned “Executive Officers of the Registrant” in Item 4a, Part I of this Annual Report on Form 10-K, and the information which will be in our Proxy Statement under the captions “Information about Nominees and other Directors,” and “The Board of Directors and Energizer's Corporate Governance,” is hereby incorporated by reference.

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

     The information required by this item, which will be in our Proxy Statement under the captions “Director Compensation”, ”Executive Compensation,” “The Board of Directors and Energizer's Corporate Governance – Corporate Governance and Director Independence – Compensation Committee Interlocks and Insider Participation” and “Nominating and Executive Compensation Committee Report,” is hereby incorporated by reference. The information contained in “Report of the Nominating and Executive Compensation Committee” shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item, which will be in our Proxy Statement under the captions “Stock Ownership Information,” and “Executive Compensation – Equity Compensation Plan Information” is hereby incorporated by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Documents filed with this report:
	1.	Financial statements included as Exhibit 13 attached hereto and incorporated by reference herein:
		-	Report of Independent Registered Public Accounting Firm.
		-	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2012, 2011 and 2010.
		-	Consolidated Balance Sheets -- at September 30, 2012 and 2011.
		-	Consolidated Statements of Cash Flows -- for years ended September 30, 2012, 2011 and 2010.
		-	Consolidated Statements of Shareholders’ Equity -- at September 30, 2012, 2011 and 2010.
		-	Notes to Consolidated Financial Statements.
Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.
	2.	Financial Statement Schedules.
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

4.2
First Supplemental Indenture, dated as of May 19, 2011, by and among Energizer Holdings, Inc., the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Energizer's Current Report on Form 8-K, filed May 19, 2011).

4.3
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

			10.24	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 15, 2007).*

			10.25	Form of 2007 Note Purchase Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 17, 2007).

			10.26	Form of 2008 Performance Restricted Stock Equivalent Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K dated as of October 13, 2008).*

			10.27	Amended Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed October 15, 2008).*

			10.28	Form of Indemnification Agreement between Energizer and W. Klein (incorporated by reference to Exhibit 10 of Energizer's Current Report on Form 8-K filed November 5, 2008).*

			10.29	Form of Change of Control Employment Agreements, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.30	Energizer Holdings, Inc. 2000 Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.31	Form of Amendment to Certain Restricted Stock Equivalent Award Agreements (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.32	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009 (incorporated by reference to Exhibit 4 of Energizer's Registration Statement on Form S-8 filed February 2, 2009).*

			10.33	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed February 10, 2009).*

			10.34	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.35	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.36	Form of Retention Stock Option Award (incorporated by reference to Exhibit 10.3 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

10.37
The summary of revisions to the Company's director compensation program, and the resolution authorizing personal use of corporate aircraft by the chief executive officer, is hereby incorporated by reference to Energizer's Current Report on Form 8-K filed November 4, 2009.*

			10.38	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.52 of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2010).*

10.39
Form of Restricted Stock Equivalent Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.53 of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2010).*

			10.40	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.54 of Energizer's Annual Report on Form 10-K for the Year ended September 30, 2010).*

10.41
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

10.43
Amendment No. 2 to 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.50 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.44
2009 Restatement of Energizer Holdings, Inc. Executive Savings Investment Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.51 of Amendment No. 1 to Energizer's Annual Report on Form 10-K/A, filed May 16, 2011).*

10.45
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

			10.50	Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to Energizer's Current Report on Form 8-K, filed January 21, 2011).*

10.51
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

10.52
Energizer Holdings, Inc. Executive Health Plan for Retired Employees, restated effective January 1, 2011 (incorporated by reference to Exhibit 10.59 of Energizer's Annual Report on Form 10-K filed November 22, 2011).*

			10.53	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed October 21, 2011).*

			10.54	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed October 21, 2011).*

10.55
Separation Agreement and General Release dated December 15, 2011 by and between the Company and Joseph W. McClanathan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2011).*

10.56
Separation Agreement and General Release dated December 15, 2011 by and between the Company and Gayle G. Stratmann (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2011).*

			10.57	Form of Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2012).*

10.58
Third Amended and Restated Receivables Purchase Agreement, dated as of May 4, 2009, as amended June 25, 2012, among Energizer Receivables Funding Corporation, Energizer Battery, Inc., Energizer Personal Care, LLC, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch and the Several Agents, Conduits and Committed Purchasers Party Thereto from time to time, conformed to reflect Amendments Nos. 1, 2, 3, 4 and 5 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed August 1, 2012).

			10.59	Amendment No. 3 to 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan, dated November 7, 2011.*,**

			10.60	Partial Freeze Amendment For the 2009 Restatement of the Energizer Holdings, Inc. Deferred Compensation Plan dated September 11, 2012.*, **

			10.61	Clarifying Amendment to the Energizer Holdings, Inc. Executive Health Plan for Active Employees, dated July 27, 2012.*,**

			10.62	Termination Amendment for the Energizer Holdings, Inc. Executive Health Plan for Active Employees, dated September 11, 2012.*,**

			10.63	Termination Amendment for the Energizer Holdings, Inc. Executive Health Plan for Retired Employees, dated September 11, 2012.*,**

			10.64	Form of Change of Control Employment Agreement for use with designated individuals subsequent to January 1, 2012, first entered into with Alan R. Hoskins on February 13, 2012.*, **

			13	Portions of the Energizer Holdings, Inc. 2012 Annual Report to Shareholders for the year ended September 30, 2012, incorporated by reference herein.**

			21	Subsidiaries of Registrant.**

			23	Consent of Independent Registered Public Accounting Firm.**

			31.1	Section 302 Certification of Chief Executive Officer.**

			31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer.**

			32.1	Section 1350 Certification of Chief Executive Officer.**

			32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.**

101
Attached as Exhibit 101 to this Form 10-K are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2010, 2011 and 2012, (ii) Consolidated Balance Sheets at September 30, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2011 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 2010, 2011 and 2012, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2012. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”**

*Denotes a management contract or compensatory plan or arrangement.
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
Ward M. Klein
Chief Executive Officer

Date: November 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/Ward M. Klein
Ward M. Klein (principal executive officer)	Chief Executive Officer and Director
/s/Daniel J. Sescleifer
Daniel J. Sescleifer (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/John J. McColgan
John J. McColgan (controller and principal accounting officer)	Vice President and Controller
/s/J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/Bill G. Armstrong
Bill G. Armstrong	Director
/s/Daniel J. Heinrich
Daniel J. Heinrich	Director
/s/R. David Hoover
R. David Hoover	Director
/s/John C. Hunter
John C. Hunter	Director
/s/John E. Klein
John E. Klein	Director
/s/W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/Pamela Nicholson
Pamela Nicholson	Director
/s/John R. Roberts
John R. Roberts	Director
Date: November 20, 2012