Form 10-Q
period 2012-12-31
ENERGIZER HOLDINGS INC
filed 2013-01-31
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 001-15401
_________________________________________________
ENERGIZER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on December 31, 2012: 62,045,780.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Three Months Ended December 31, 2012 and 2011	3

Unaudited Consolidated Balance Sheets (Condensed) as of December 31, 2012 and September 30, 2012	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Three Months Ended December 31, 2012 and 2011	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	39

SIGNATURES	41

EXHIBIT INDEX	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2012	2011
Net sales	$1,192.5	$1,198.1
Cost of products sold	630.9	633.6
Gross profit	561.6	564.5

Selling, general and administrative expense	200.5	214.1
Advertising and sales promotion expense	94.8	96.4
Research and development expense	24.6	25.6
2013 restructuring	49.0	—
Pension curtailment	(37.4)	—
2011 Household Products restructuring	—	(9.2)
Interest expense	33.5	29.9
Other financing income/(expense), net	7.9	(0.7)
Earnings before income taxes	188.7	208.4
Income tax provision	58.9	64.6
Net earnings	$129.8	$143.8

Basic net earnings per share	$2.10	$2.17
Diluted net earnings per share	$2.07	$2.15

Statement of Comprehensive Income:
Net earnings	$129.8	$143.8
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	14.4	(25.6)
Pension/postretirement activity, net of tax of $2.0 and $0.7 for the quarter ended December 31, 2012 and 2011, respectively	3.3	2.8
Deferred gain/(loss) on hedging activity, net of tax of $3.7 and $0.3 for the quarter ended December 31, 2012 and 2011, respectively	4.3	(1.1)
Total comprehensive income	$151.8	$119.9

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2012	September 30, 2012
Current assets
Cash and cash equivalents	$787.1	$718.5
Trade receivables, less allowance for doubtful accounts of $17.2 and $15.9, respectively	684.8	676.7
Inventories	637.9	672.4
Other current assets	465.5	455.0
Total current assets	2,575.3	2,522.6
Property, plant and equipment, net	806.8	848.5
Goodwill	1,473.3	1,469.5
Other intangible assets, net	1,850.0	1,853.7
Other assets	39.9	36.9
Total assets	$6,745.3	$6,731.2

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$125.0	$231.5
Notes payable	289.2	162.4
Accounts payable	287.6	325.2
Other current liabilities	531.5	588.4
Total current liabilities	1,233.3	1,307.5
Long-term debt	2,138.7	2,138.6
Other liabilities	1,176.9	1,215.6
Total liabilities	4,548.9	4,661.7
Shareholders' equity
Common stock	1.1	1.1
Additional paid-in capital	1,600.5	1,621.7
Retained earnings	3,097.5	2,993.2
Treasury stock	(2,306.9)	(2,328.7)
Accumulated other comprehensive loss	(195.8)	(217.8)
Total shareholders' equity	2,196.4	2,069.5
Total liabilities and shareholders' equity	$6,745.3	$6,731.2

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Quarter Ended December 31,
	2012	2011
Cash Flow from Operating Activities
Net earnings	$129.8	$143.8
Non-cash restructuring costs	23.4	—
Pension curtailment	(37.4)	—
Non-cash items included in income	75.9	54.6
Other, net	(20.5)	3.6
Operating cash flow before changes in working capital	171.2	202.0
Changes in current assets and liabilities used in operations	(99.6)	(174.2)
Net cash from operating activities	71.6	27.8

Cash Flow from Investing Activities
Capital expenditures	(15.4)	(18.0)
Proceeds from sale of assets	0.1	16.9
Other, net	(0.1)	(1.5)
Net cash used by investing activities	(15.4)	(2.6)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(106.5)	(1.5)
Net increase in debt with original maturities of 90 days or less	131.1	120.9
Common stock purchased	—	(135.9)
Cash dividends paid	(24.8)	—
Proceeds from issuance of common stock	6.6	1.2
Excess tax benefits from share-based payments	2.5	0.4
Net cash from/(used by) financing activities	8.9	(14.9)

Effect of exchange rate changes on cash	3.5	(4.6)

Net increase in cash and cash equivalents	68.6	5.7
Cash and cash equivalents, beginning of period	718.5	471.2
Cash and cash equivalents, end of period	$787.1	$476.9

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2012 included in the Annual Report on Form 10-K.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructurings including the recently announced 2013 Restructuring Plan, acquisition integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion from segment results of charges such as inventory write-up related to purchase accounting, if any, other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects how management evaluates segment performance.

The Company's operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in most countries, a combined sales force and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations do not represent the costs of such services if performed on a stand-alone basis.

For the quarter ended December 31, 2012, the Company recorded pre-tax expense of $49.0 related to its 2013 restructuring. These costs were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future service benefits will no longer be accrued under this retirement program. For the quarter ended December 31, 2012, the Company recorded a pre-tax curtailment gain of $37.4 as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 6.

For the prior year fiscal quarter, our prior Household Products restructuring activities generated pre-tax income of $9.2, due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $3.6 of additional restructuring costs.

Segment sales and profitability for the quarter ended December 31, 2012 and 2011, respectively, are presented below.

	For the quarter ended December 31,
	2012	2011
Net Sales
Personal Care	$554.3	$564.4
Household Products	638.2	633.7
Total net sales	$1,192.5	$1,198.1

	For the quarter ended December 31,
	2012	2011
Operating Profit
Personal Care	$116.2	$123.5
Household Products	160.6	148.8
Total operating profit	276.8	272.3

General corporate and other expenses	(29.5)	(38.2)
2013 restructuring	(49.0)	—
Pension curtailment	37.4	—
2011 Household Products restructuring	—	9.2
Amortization	(5.6)	(5.7)
Interest and other financing items	(41.4)	(29.2)
Total earnings before income taxes	$188.7	$208.4

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales	2012	2011
Alkaline batteries	$401.7	$393.8
Wet Shave	394.5	410.5
Other batteries and lighting products	236.5	239.9
Skin Care	63.1	56.7
Feminine Care	42.0	42.1
Infant Care	41.0	44.7
Other personal care products	13.7	10.4
Total net sales	$1,192.5	$1,198.1

Note 2 – Restructuring

2013 Restructuring

In November 2012, the Company's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to the Company's management to determine the final actions with respect to this plan.

The restructuring plan is expected to reduce the global workforce by more than 10%, or approximately 1,500 colleagues and includes efforts to:

•	Rationalize and streamline operations facilities in the Household Products Division:

•	Consolidate G&A functional support across the organization;

•	Streamline the Household Products Division product portfolio to enable increased focus on our core battery and portable lighting business;

•	Streamline the marketing organization within our Household Products division;

•	Optimize our go-to-market strategies and organization structures within our international markets;

•	Reduce overhead spending including changes to benefit programs and other targeted spending reductions; and

•	Create a center-led purchasing function to drive procurement savings.

The Company believes savings from the restructuring project should generate increased cash flow and should improve key operating metrics, including gross margin and overheads as a percent of sales. In addition, approximately a quarter of the gross savings are expected to be used to increase investment in brand building and innovation to drive future growth, and enable investments in information technology systems to improve capabilities and reduce costs.

The Company believes that a substantial portion of the actions necessary to achieve the targeted savings should be completed by the end of fiscal 2014 and the total on-going savings are expected to be fully realized in fiscal 2015.

For the first quarter of fiscal 2013, the Company recorded $49.0 of costs in connection with the restructuring plan, including:

•	Non-cash asset impairment charges of $19.3 and accelerated depreciation charges of $4.1, (collectively $23.4), related primarily to anticipated Household Products plant closures

•	Severance and related benefit costs of $13.6 associated with staffing reductions that have been identified to date, and

•	Consulting and other charges of $12.0 including project management costs related specifically to the restructuring project and certain enabling activities.

The 2013 restructuring costs were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). A majority of the restructuring costs reported in the first quarter of fiscal year 2013 related to the Household Products initiatives.

The following table summarizes the 2013 Restructuring activity for the first three months of fiscal 2013.

			Utilized
	October 1, 2012	Charge to Income	Cash	Non-Cash	December 31, 2012
Severance & Termination Related Costs	$—	$13.6	$(0.2)	$—	$13.4
Asset Impairment/Accelerated Depreciation	—	23.4	—	(23.4)	—
Other Related Costs	—	12.0	(4.5)	—	7.5
Total	$—	$49.0	$(4.7)	$(23.4)	$20.9

Prior Household Products Restructuring

For the quarter ended December 31, 2011, the Company recorded pre-tax income for its prior Household Products restructuring project of $9.2 due to the gain on the sale of the former battery facility in Switzerland, which was approximately $13.0. This gain was offset by additional restructuring costs in the current year fiscal quarter of $3.6. These costs, net of the gain on the sale of the former LCF property in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Note 3 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $6.3 and $10.5 for the quarter ended December 31, 2012 and 2011, respectively, and were recorded in selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $2.3 and $3.9 for the quarter ended December 31, 2012 and 2011, respectively.

Restricted Stock Equivalents (RSE) - (In whole dollars and total shares)

In December 2012, the Company granted RSE awards to a group of key employees which included approximately 188,300 shares that vest ratably over four years or upon death or change of control. At the same time, the Company granted two RSE awards to a group of key executives. One grant includes approximately 94,100 shares and vests, in most cases, on the third anniversary of the date of grant or upon death or change of control. The second grant includes approximately 205,600 shares, which vests on the date that the Company publicly releases its earnings for its 2015 fiscal year, contingent upon achievement of performance targets with respect to cumulative earnings before interest taxes depreciation and amortization (EBITDA) and return on invested capital, weighted equally, and subject to adjustment based on relative total shareholder return during the three year performance period based on a relevant group of industrial and consumer goods companies.

In addition, the terms of the performance awards provide that the awards vest upon death and in some instances upon change of control. The total performance award expected to vest will be amortized over the vesting period. The closing stock price on the date of the grant used to determine the award estimated fair value was $81.45. The awards that are contingent upon achievement of performance targets have a 7% fair value premium to the closing stock price on the date of the grant based on a simulation of outcomes under the relative total shareholders' return metric required by accounting rules.

Note 4 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2012 and 2011, respectively.

(in millions, except per share data)	Quarter Ended December 31,
	2012	2011
Numerator:
Net earnings for basic and dilutive earnings per share	$129.8	$143.8
Denominator:
Weighted-average shares - basic	61.8	66.2
Effect of dilutive securities:
Stock options	0.1	0.2
Restricted stock equivalents	0.7	0.5
Total dilutive securities	0.8	0.7
Weighted-average shares - diluted	62.6	66.9
Basic net earnings per share	$2.10	$2.17
Diluted net earnings per share	$2.07	$2.15

At December 31, 2012 and 2011, approximately 0.4 and 0.6 of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, for each period, because to do so would have been anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 5 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2012 and December 31, 2012.

	Household Products	Personal Care	Total
Balance at October 1, 2012	$37.3	$1,432.2	$1,469.5
Cumulative translation adjustment	—	3.8	3.8
Balance at December 31, 2012	$37.3	$1,436.0	$1,473.3

Total amortizable intangible assets other than goodwill at December 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$18.8	$12.1	$6.7
Technology and patents	75.3	50.5	24.8
Customer-related/Other	164.2	49.5	114.7
Total amortizable intangible assets	$258.3	$112.1	$146.2

The carrying amount of indefinite-lived trademarks and tradenames, substantially all of which relate to the Personal Care segment, is $1,703.8 at December 31, 2012, an increase of $1.9 from September 30, 2012 due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2013 and the years ending September 30, 2014, 2015, 2016, 2017, 2018 is approximately $14.8, $17.4, $15.2, $15.2, $14.8 and $7.3, respectively, and $61.5 thereafter.

Note 6 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future service benefits will no longer be accrued under this retirement program. For the quarter ended December 31, 2012, the Company recorded a pre-tax curtailment gain of $37.4 as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension
	Quarter Ended December 31,
	2012	2011
Service cost	$7.0	$6.9
Interest cost	12.3	13.9
Expected return on plan assets	(17.0)	(15.7)
Amortization of prior service cost	(0.4)	(1.4)
Amortization of unrecognized net loss	7.4	5.1
Settlement charge	—	0.9
Curtailment gain	(37.4)	—
Net periodic benefit cost	$(28.1)	$9.7

	Postretirement
	Quarter Ended December 31,
	2012	2011
Service cost	$0.2	$0.2
Interest cost	0.3	0.6
Amortization of prior service cost	(0.9)	(0.7)
Amortization of unrecognized net gain	(0.5)	(0.5)
Net periodic benefit cost	$(0.9)	$(0.4)

Note 7 – Debt
Notes payable at December 31, 2012 and September 30, 2012 consisted of notes payable to financial institutions with original maturities of less than one year of $289.2 and $162.4, respectively, and had a weighted-average interest rate of 2.0% and 2.2%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	December 31, 2012	September 30, 2012
Private Placement, fixed interest rates ranging from 4.3% to 6.6%, due 2013 to 2017	$1,165.0	$1,165.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	498.7	498.6
Term Loan - repaid in December 2012	—	106.5
Total long-term debt, including current maturities	2,263.7	2,370.1
Less current portion	125.0	231.5
Total long-term debt	$2,138.7	$2,138.6

The Company’s total borrowings were $2,552.9 at December 31, 2012, including $289.2 tied to variable interest rates. The Company maintains total committed debt facilities of $2,937.9. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016 currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. Borrowings of $65.0 and letters of credit of $11.1 were outstanding under our revolving credit facility, leaving $373.9 available as of December 31, 2012.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.6 to 1, and the ratio of its EBIT to total interest expense was 5.6 to 1, for the three months ended December 31, 2012. The ratios at December 31, 2012 were somewhat negatively impacted by a portion of the pre-tax charges associated with the 2013 restructuring as such charges, exclusive of those considered non-cash, reduced EBITDA as defined in the agreements. We expect the ratios to be negatively impacted in the near term due to anticipated restructuring charges, but we expect to remain in full compliance with the debt covenant ratios. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, the impairment and accelerated depreciation associated with the 2013 restructuring, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants. At December 31, 2012, there was $200.0 outstanding under this facility.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2012 are as follows: $125.0 in one year, $220.0 in two years, $220.0 in three years, $290.0 in four years, $310.0 in five years and $1,100.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity.

At December 31, 2012, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

Note 8 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended December 31, 2012. The Company has approximately 6 million shares remaining on the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, will be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On November 5, 2012, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2013 of $0.40 per share of Common Stock, which was paid on December 12, 2012. The dividend paid totaled $24.8.

Subsequent to the quarter, on January 28, 2013, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2013 of $0.40 per share of Common Stock, which will be paid on March 13, 2013 and is expected to be approximately $25.

Note 9 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at December 31, 2012 and September 30, 2012 as well as the Company’s objectives and strategies for holding these derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments may be used by the Company to reduce exposure to variability in cash flows associated with future purchases of certain commodities. In September 2012, the Company discontinued hedge accounting treatment for its then existing zinc contracts and reclassified the ineffective portion of the de-designated contracts from Accumulated other comprehensive loss into income. In November 2012, all remaining zinc contracts were settled and a $1.9 loss was included in Other financing items, net in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the first fiscal quarter of 2013.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive environment. Conversely, a strengthening in currencies relative to the U.S. dollar, and to a lesser extent, the Euro, can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At December 31, 2012 and September 30, 2012, the Company had an unrealized pre-tax gain and unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $1.8 and $5.9, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2012 levels over the next twelve months, approximately $1.6 of the pre-tax gain included in Accumulated other comprehensive loss is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2014. There were 64 open foreign currency contracts at December 31, 2012 with a total notional value of approximately $353.

Interest Rate Risk Through December 2012, the Company had specific interest rate risk with respect to interest expense on the Company's term loan, which was repaid by the end of the quarter. As a result, the interest rate swap agreement in place to hedge this specific risk was settled on November 30, 2012 for a $0.3 loss. This loss was included in interest expense in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). At December 31, 2012 the Company had $289.2 of variable rate debt outstanding.

Cash Flow Hedges At December 31, 2012, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

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

The following table provides estimated fair values as of December 31, 2012 and September 30, 2012, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter ended December 31, 2012 and 2011.

	At December 31, 2012	For the Three Months Ended December 31, 2012
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$1.8	$6.7	$(1.0)
Interest rate contracts	—	—	(0.3)
Total	$1.8	$6.7	$(1.3)

	At September 30, 2012	For the Three Months Ended December 31, 2011
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(5.9)	$(3.7)	$(2.1)
Commodity contracts	—	(0.4)	0.2
Interest rate contracts	(0.3)	1.4	—
Total	$(6.2)	$(2.7)	$(1.9)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in other financing and commodity contracts in Cost of products sold.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of December 31, 2012 and September 30, 2012, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended December 31, 2012 and 2011, respectively.

	At December 31, 2012	For the Three Months Ended December 31, 2012
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$3.6	$3.8
Commodity contracts	$—	$(1.9)
Foreign currency contracts	(0.4)	0.3
Total	$3.2	$2.2

	At September 30, 2012	For the Three Months Ended December 31, 2011
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$2.5	$7.9
Commodity contracts	1.6	—
Foreign currency contracts	(0.7)	(0.9)
Total	$3.4	$7.0

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in other financing.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of December 31, 2012 and September 30, 2012 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	December 31, 2012	September 30, 2012
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(160.2)	$(161.6)
Derivatives - Foreign Exchange	1.4	(6.6)
Derivatives - Commodity	—	1.6
Derivatives - Interest Rate Swap	—	(0.3)
Share Option	3.6	2.5
Net Liabilities at estimated fair value	$(155.2)	$(164.4)

At December 31, 2012 and September 30, 2012, the Company had no level 1 or level 3 financial assets or liabilities.

At December 31, 2012 and September 30, 2012, the fair market value of fixed rate long-term debt was $2,424.9 and $2,438.0, respectively, compared to its carrying value of $2,263.7 and $2,263.6, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At December 31, 2012, the estimated fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Venezuela Currency Risk The Company has investments in Venezuelan affiliates. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At December 31, 2012, the Company had approximately $42 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Note 10 – Supplemental Financial Statement Information

	December 31, 2012	September 30, 2012
Inventories
Raw materials and supplies	$92.1	$100.7
Work in process	140.2	141.2
Finished products	405.6	430.5
Total inventories	$637.9	$672.4
Other Current Assets
Miscellaneous receivables	$76.2	$81.5
Deferred income tax benefits	197.9	207.0
Prepaid expenses	107.1	90.0
Value added tax collectible from customers	59.9	53.5
Other	24.4	23.0
Total other current assets	$465.5	$455.0
Property, Plant and Equipment
Land	$43.7	$39.0
Buildings	278.0	278.2
Machinery and equipment	1,785.8	1,775.7
Construction in progress	67.5	75.6
Total gross property	2,175.0	2,168.5
Accumulated depreciation	(1,368.2)	(1,320.0)
Total property, plant and equipment, net	$806.8	$848.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$87.3	$70.1
Accrued trade allowances	121.3	101.4
Accrued salaries, vacations and incentive compensation	66.6	115.9
Income taxes payable	23.2	25.2
Returns reserve	22.5	52.8
Restructuring reserve	20.9	—
Other	189.7	223.0
Total other current liabilities	$531.5	$588.4
Other Liabilities
Pensions and other retirement benefits	$451.2	$506.0
Deferred compensation	163.5	166.3
Deferred income tax liabilities	472.5	455.0
Other non-current liabilities	89.7	88.3
Total other liabilities	$1,176.9	$1,215.6

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

Note 13 – Guarantor and Non-Guarantor Financial Information - (Unaudited)

On May 19, 2011, the Company issued $600 principal amount of 4.7% senior notes due in May 2021 with interest payable semi-annually beginning November 2011. On May 24, 2012, the Company issued an additional $500 principal amount of senior notes with interest payable semi-annually in May and November at an annual fixed interest rate of 4.7%, maturing in May 2022.

The notes issued in May 2011 and May 2012 (collectively the "Notes") are fully and unconditionally guaranteed on a joint and several basis by the Company's existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company's credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes and substantially all of the Company's other outstanding indebtedness. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries, which are not guarantors of any of the Company's other indebtedness, (collectively, the “Non-Guarantors”) do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the Subsidiary Guarantor; if the guarantee under our credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Energizer Holdings, Inc.), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor and the Non-Guarantor subsidiaries. In addition, the Company has revised certain elements of its previously filed consolidating statements as shown in the tables and revisions presented below.

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$690.9	$640.4	$(138.8)	$1,192.5
Cost of products sold	—	413.5	357.2	(139.8)	630.9
Gross Profit	—	277.4	283.2	1.0	561.6

Selling, general and administrative expense	—	89.6	110.9	—	200.5
Advertising and sales promotion expense	—	47.5	47.3	—	94.8
Research and development expense	—	24.5	0.1	—	24.6
2013 Restructuring	—	44.5	4.5	—	49.0
Pension curtailment	—	(37.4)	—	—	(37.4)
Interest expense	32.0	—	1.5	—	33.5
Intercompany interest (income)/expense	(31.3)	31.4	(0.1)	—	—
Other financing expense	—	2.2	5.7	—	7.9
Intercompany service fees	—	4.4	(4.4)	—	—
Equity in earnings of subsidiaries	(131.5)	(83.6)	—	215.1	—
Earnings before income taxes	130.8	154.3	117.7	(214.1)	188.7
Income taxes	1.0	28.8	28.1	1.0	58.9
Net earnings	$129.8	$125.5	$89.6	$(215.1)	$129.8

Statement of Comprehensive Income:
Net Earnings	$129.8	$125.5	$89.6	$(215.1)	$129.8
Other comprehensive income/(loss), net of tax	22.0	12.9	18.7	(31.6)	22.0
Total comprehensive income	$151.8	$138.4	$108.3	$(246.7)	$151.8

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$704.2	$653.5	$(159.6)	$1,198.1
Cost of products sold	—	415.5	376.2	(158.1)	633.6
Gross Profit	—	288.7	277.3	(1.5)	564.5

Selling, general and administrative expense	—	103.3	110.8	—	214.1
Advertising and sales promotion expense	—	42.3	54.1	—	96.4
Research and development expense	—	25.5	0.1	—	25.6
2011 Household Products restructuring	—	0.2	(9.4)	—	(9.2)
Interest expense/(income)	28.8	(0.1)	1.2	—	29.9
Intercompany interest (income)/expense	(28.2)	28.0	0.2	—	—
Other financing expense/(income)	—	1.0	(1.7)	—	(0.7)
Intercompany service fees	—	3.5	(3.5)	—	—
Equity in earnings of subsidiaries	(145.4)	(90.0)	—	235.4	—
Earnings before income taxes	144.8	175.0	125.5	(236.9)	208.4
Income taxes	1.0	35.7	28.0	(0.1)	64.6
Net earnings	$143.8	$139.3	$97.5	$(236.8)	$143.8

Statement of Comprehensive Income:
Net Earnings	$143.8	$139.3	$97.5	$(236.8)	$143.8
Other comprehensive income/(loss), net of tax	(23.9)	(5.4)	(25.7)	31.1	(23.9)
Total comprehensive income	$119.9	$133.9	$71.8	$(205.7)	$119.9

	Consolidated Balance Sheets (Condensed)
	December 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$—	$10.6	$776.5	$—	$787.1
Trade receivables, net (a)	—	3.6	681.2	—	684.8
Inventories	—	327.7	340.2	(30.0)	637.9
Other current assets	3.3	222.4	233.1	6.7	465.5
Total current assets	3.3	564.3	2,031.0	(23.3)	2,575.3
Investment in subsidiaries	6,705.8	1,839.6	—	(8,545.4)	—
Intercompany receivables, net (b)	—	4,212.5	239.6	(4,452.1)	—
Intercompany notes receivable (b)	2,345.0	22.4	8.8	(2,376.2)	—
Property, plant and equipment, net	—	514.7	292.1	—	806.8
Goodwill	—	1,104.9	368.4	—	1,473.3
Other intangible assets, net	—	1,641.8	208.2	—	1,850.0
Other assets	11.7	12.7	15.5	—	39.9
Total assets	$9,065.8	$9,912.9	$3,163.6	$(15,397.0)	$6,745.3

Current liabilities	$207.2	$357.2	$671.7	$(2.8)	$1,233.3
Intercompany payables, net (b)	4,452.1	—	—	(4,452.1)	—
Intercompany notes payable (b)	—	2,353.8	22.4	(2,376.2)	—
Long-term debt	2,138.7	—	—	—	2,138.7
Other liabilities	71.4	896.2	209.3	—	1,176.9
Total liabilities	6,869.4	3,607.2	903.4	(6,831.1)	4,548.9
Total shareholders' equity	2,196.4	6,305.7	2,260.2	(8,565.9)	2,196.4
Total liabilities and shareholders' equity	$9,065.8	$9,912.9	$3,163.6	$(15,397.0)	$6,745.3

(a) Trade receivables, net for the Non-Guarantors includes $368.8 at December 31, 2012 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a wholly-owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Balance Sheets (Condensed)
	September 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$4.0	$9.2	$705.3	$—	$718.5
Trade receivables, net (a)	—	4.1	672.6	—	676.7
Inventories	—	341.4	362.1	(31.1)	672.4
Other current assets	0.4	210.8	232.9	10.9	455.0
Total current assets	4.4	565.5	1,972.9	(20.2)	2,522.6
Investment in subsidiaries	6,552.5	1,760.8	—	(8,313.3)	—
Intercompany receivables, net (b)	—	4,249.9	168.6	(4,418.5)	—
Intercompany notes receivable (b)	2,413.3	22.4	11.0	(2,446.7)	—
Property, plant and equipment, net	—	553.1	295.4	—	848.5
Goodwill	—	1,104.9	364.6	—	1,469.5
Other intangible assets, net	—	1,646.8	206.9	—	1,853.7
Other assets	12.4	9.7	14.8	—	36.9
Total assets	$8,982.6	$9,913.1	$3,034.2	$(15,198.7)	$6,731.2

Current liabilities	$300.0	$372.2	$635.2	$0.1	$1,307.5
Intercompany payables, net (b)	4,418.5	—	—	(4,418.5)	—
Intercompany notes payable (b)	—	2,424.3	22.4	(2,446.7)	—
Long-term debt	2,138.6	—	—	—	2,138.6
Other liabilities	56.0	954.7	204.9	—	1,215.6
Total liabilities	6,913.1	3,751.2	862.5	(6,865.1)	4,661.7
Total shareholders' equity	2,069.5	6,161.9	2,171.7	(8,333.6)	2,069.5
Total liabilities and shareholders' equity	$8,982.6	$9,913.1	$3,034.2	$(15,198.7)	$6,731.2

(a) Trade receivables, net for the Non-Guarantors includes $369.1 at September 30, 2012 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a wholly-owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For The Quarter Ended December 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(21.9)	$27.4	$86.6	$(20.5)	$71.6
Cash Flow from Investing Activities
Capital expenditures	—	(10.3)	(5.1)	—	(15.4)
Proceeds from sale of assets	—	—	0.1	—	0.1
Proceeds from intercompany notes	106.5	—	5.1	(111.6)	—
Payments for intercompany notes	(65.0)	—	—	65.0	—
Intercompany receivable/payable, net	—	(33.6)	(60.0)	93.6	—
Other, net	—	—	(0.1)	—	(0.1)
Net cash from/(used by) investing activities	41.5	(43.9)	(60.0)	47.0	(15.4)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(106.5)	—	—	—	(106.5)
Net increase in debt with original maturity days of 90 or less	65.0	4.5	61.6	—	131.1
Proceeds from intercompany notes	—	65.0	—	(65.0)	—
Payments for intercompany notes	—	(111.6)	—	111.6	—
Proceeds from issuance of common stock	6.6	—	—	—	6.6
Excess tax benefits from share-based payments	2.5	—	—	—	2.5
Cash dividends paid	(24.8)	—	—	—	(24.8)
Intercompany receivable/payable, net	33.6	60.0	—	(93.6)	—
Intercompany dividend	—	—	(20.5)	20.5	—
Net cash (used by)/from financing activities	(23.6)	17.9	41.1	(26.5)	8.9
Effect of exchange rate changes on cash	—	—	3.5	—	3.5
Net (decrease)/increase in cash and cash equivalents	(4.0)	1.4	71.2	—	68.6
Cash and cash equivalents, beginning of period	4.0	9.2	705.3	—	718.5
Cash and cash equivalents, end of period	$—	$10.6	$776.5	$—	$787.1

	Consolidated Statements of Cash Flows (Condensed)
	For The Quarter Ended December 31, 2011
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from/(used by) operations	$3.8	$45.2	$(13.6)	$(7.6)	$27.8
Cash Flow from Investing Activities
Capital expenditures	—	(12.3)	(5.7)	—	(18.0)
Proceeds from sale of assets	—	—	16.9	—	16.9
Proceeds from intercompany notes	1.5	—	—	(1.5)	—
Payments for intercompany notes	—	—	(5.0)	5.0	—
Intercompany receivable/payable, net	—	(137.0)	(105.0)	242.0	—
Payment for equity contributions	—	(3.0)	—	3.0	—
Other, net	—	(1.4)	(0.1)	—	(1.5)
Net cash from/(used by) investing activities	1.5	(153.7)	(98.9)	248.5	(2.6)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(1.5)	—	—	—	(1.5)
Net increase in debt with original maturity days of 90 or less	—	10.2	110.7	—	120.9
Proceeds from intercompany notes	—	5.0	—	(5.0)	—
Payments for intercompany notes	—	(1.5)	—	1.5	—
Common stock purchased	(135.9)	—	—	—	(135.9)
Proceeds from issuance of common stock	1.2	—	—	—	1.2
Excess tax benefits from share-based payments	0.4	—	—	—	0.4
Intercompany receivable/payable, net	137.0	105.0	—	(242.0)	—
Payment for equity contribution	—	—	3.0	(3.0)	—
Intercompany dividend	—	—	(7.6)	7.6	—
Net cash from/(used by) financing activities	1.2	118.7	106.1	(240.9)	(14.9)
Effect of exchange rate changes on cash	—	—	(4.6)	—	(4.6)
Net increase/(decrease) in cash and cash equivalents	6.5	10.2	(11.0)	—	5.7
Cash and cash equivalents, beginning of period	—	4.3	466.9	—	471.2
Cash and cash equivalents, end of period	$6.5	$14.5	$455.9	$—	$476.9

The Company revised its prior year Condensed Consolidating Statement of Earnings to eliminate the incorrect inclusion of intercompany dividends. These revisions resulted in a reduction of the Guarantors net earnings with a corresponding reduction to Eliminations. The reported net earnings of the Parent and Non-Guarantors was not impacted by this error. Additionally, the Company revised its prior year Condensed Consolidating Statement of Cash Flows to correct the presentation of certain intercompany activities between the Parent, Guarantor and Non-Guarantor subsidiaries for loans, capital contributions/returns, return on equity and repayments. These revisions resulted in offsetting amounts to certain line items and did not impact total cash flow for any of the subsidiaries presented. These revisions were included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012, at which time the Company assessed the materiality of these items on previously issued interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the revisions were not material to the Condensed Consolidating Financial Statements for any period presented. The impact of these revisions is shown in the following tables.

Consolidated Statement of Earnings (Condensed)	For Three Months Ended December 31, 2011
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$144.8	$—	$144.8
Guarantors	182.6	(7.6)	175.0
Non-Guarantors	125.5	—	125.5
Eliminations	(244.5)	7.6	(236.9)
Earnings before income taxes	208.4	—	208.4
Parent Company	143.8	—	143.8
Guarantors	146.9	(7.6)	139.3
Non-Guarantors	97.5	—	97.5
Eliminations	(244.4)	7.6	(236.8)
Net earnings	$143.8	$—	$143.8

Consolidating Statement of Cash Flows (Condensed)	For Three Months Ended December 31, 2011
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$(17.8)	$21.6	$3.8
Guarantors	64.2	(19.0)	45.2
Non-Guarantors	(18.6)	5.0	(13.6)
Eliminations	—	(7.6)	(7.6)
Net cash from/(used by) operating activities	27.8	—	27.8
Parent Company	—	1.5	1.5
Guarantors	(13.7)	(140.0)	(153.7)
Non-Guarantors	11.1	(110.0)	(98.9)
Eliminations	—	248.5	248.5
Net cash used by investing activities	(2.6)	—	(2.6)
Parent Company	24.3	(23.1)	1.2
Guarantors	(40.3)	159.0	118.7
Non-Guarantors	1.1	105.0	106.1
Eliminations	—	(240.9)	(240.9)
Net cash (used by)/from financing activities	$(14.9)	$—	$(14.9)

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended December 31, 2012 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed on November 20, 2012.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as historical and forward-looking adjusted diluted earnings per share, operating results, organic sales and other comparison changes, which exclude the impact of currencies, the acquisition of ASR including related integration and transaction costs, the costs associated with restructuring, a gain on the sale of a facility closed as a result of restructuring, unusual litigation items, costs associated with the early retirement of debt and early termination of related interest rate swaps, the impact of accounting rules on our Venezuelan operations, prior years' tax accruals, pension curtailment and certain other items as outlined in the table below are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Industry and Market Data

Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2012. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Retail sales for purposes of market size, market position and market share information are based on retail sales in U.S. dollars.
Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future company-wide or segment sales, earnings and earnings per share, investments, capital expenditures, product launches, consumer trends, cost savings related to restructuring projects, costs necessary to achieve those savings and the timing of such savings, improvements to working capital levels and the timing and savings associated with such improvements, the impact of price increases, advertising and promotional spending, the impact of foreign currency movements, category value and future growth in our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	General market and economic conditions;

•	The success of new products and the ability to continually develop new products;

•	Energizer's ability to predict category and product consumption trends;

•	Energizer's ability to continue planned advertising and other promotional spending;

•	Energizer's ability to attract and retain key customers;

•
Energizer's ability to timely execute its strategic initiatives, including restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including restructurings, on Energizer's relationships with its employees, its major customers and vendors;

•	Energizer's ability to maintain and improve market share in the categories in which we operate despite competitive pressure;

•	Energizer's ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability;

•	Compliance with debt covenants as well as the impact of interest and principal repayment of our existing and any future debt;

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.
In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer’s publicly filed documents, including its annual report on Form 10-K for the year ended September 30, 2012.
Highlights / Operating Results

Net Earnings for the quarter ended December 31, 2012 were $129.8, or $2.07 per diluted share, compared to $143.8, or $2.15 per diluted share, for the same quarter last year. Average diluted shares outstanding were 62.6 million for the first fiscal quarter of 2013, down 4.3 million shares as compared to the same quarter in the prior fiscal year due to the timing of share repurchases in the prior fiscal year.

Net earnings and diluted earnings per share (EPS) for the quarters presented were impacted by certain items related to restructuring and realignment activities, costs associated with the integration of acquired businesses, the impact of a pension curtailment gain and certain other adjustments as described in the table below. The impacts of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures.

	Quarter Ended December 31,
	Net Earnings		Diluted EPS
	2012	2011	2012	2011
Net Earnings/Diluted EPS - GAAP	$129.8	$143.8	$2.07	$2.15
Impacts, net of tax: Expense/(Income)
2011 Household Products restructuring	—	(7.6)	—	(0.11)
2013 Restructuring	30.7	—	0.49	—
Pension curtailment	(23.5)	—	(0.37)	—
Other realignment/integration	0.7	0.9	0.01	0.01
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$137.7	$137.1	$2.20	$2.05

Weighted average shares - Diluted			62.6	66.9

The following table provides a recap of the change in total net sales for the first fiscal quarter of 2013 as compared to the same period in fiscal 2012.

Net Sales - Total Company (In millions - Unaudited)
Quarter Ended December 31, 2012

	Q1	%Chg
Net Sales - FY '12	$1,198.1
Organic	(2.7)	(0.3)%
Impact of currency	(2.9)	(0.2)%
Net Sales - FY '13	$1,192.5	(0.5)%

For the quarter, on a reported basis, net sales were $1,192.5, a decrease of $5.6, or 0.5%, as compared to the same period last year including a decrease of $2.9 due to unfavorable currencies. Lower sales from category and market share declines in battery and the unfavorable impact of heightened competitive activity in Wet Shave, particularly in the U.S., were offset by incremental volume from the impact of Hurricane Sandy. Excluding the estimated impact of incremental battery and lighting shipments related to the storm, the Company estimates organic sales declined 1.7% in the quarter, with Personal Care down 1.4% and Household Products down 2.0%. See "Segment Results" for further details.

Gross profit for the quarter ended December 31, 2012 was $561.6, or 47.1% of net sales, which was flat on a percent of net sales basis as compared to the same quarter in the prior year as favorable pricing in Household Products offset unfavorable product mix. Overall, product costs were flat with the prior year as modest favorability in commodity costs were offset by unfavorable currency exchange, and the impact of certain promotional and project costs included in cost of products sold.

Selling, general and administrative expense (SG&A) was $200.5, or 16.8% of net sales, for the current year quarter as compared to $214.1, or 17.9% of net sales, for the prior year quarter. SG&A expenses were lower for the quarter as a result of effective spending controls, lower compensation costs and the impact of the change in the underlying value of the Company's unfunded deferred compensation liabilities as compared to the change in the prior year quarter.

Advertising and sales promotion (A&P) was essentially flat in both dollars and as a percent of net sales in the first quarter of fiscal 2013. A&P was $94.8, or 7.9% of net sales, as compared to $96.4, or 8.0% of net sales, in the prior year quarter. The timing of A&P for fiscal 2013 is impacted, in part, by the timing of new product initiatives, including the anticipated launch of Schick Hydro Disposables in the second fiscal quarter of 2013 as well as other initiatives throughout the fiscal year.

Research and development expense was $24.6 for the quarter ended December 31, 2012 as compared to $25.6 for the prior year quarter.

For the quarter, the Company recorded restructuring and related consulting and project management charges of $49.0 related to the 2013 restructuring. See the "Recent Developments" section for further details on the nature of the restructuring and the charges incurred.

For the prior year fiscal quarter, our prior Household Products restructuring activities generated pre-tax income of $9.2 due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $3.6 of additional restructuring costs in the prior year quarter.

In the first quarter of fiscal 2013, the Company recorded a pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan, which was approved and communicated to impacted colleagues during the quarter. See the "Recent Developments" section for further details.

The restructuring charges recorded in fiscal 2013 and 2012, as well as the pension curtailment gain noted above are presented as separate line items on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Interest expense was $33.5 for the quarter, up $3.6 as compared to the prior year quarter. The fiscal 2013 result is higher than the prior year quarter due to a combination of higher average debt outstanding, resulting in part from share repurchases in fiscal 2012 and somewhat higher average interest rates as a result of issuing ten-year public notes that replaced the lower rate, maturing term loan.

Other financing expense was $7.9 million for the first fiscal quarter of 2013. This cost was due primarily to foreign exchange losses related primarily to the strengthening of the U.S. dollar in relation to the Japanese Yen, and a loss from the mark to market on certain commodity contracts, which were terminated in the first fiscal quarter.

For the first fiscal quarter of 2013, the Company's effective tax rate was 31.2%, which was essentially flat with the prior year quarter.

Recent Developments

2013 Restructuring

In November 2012, the Company's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to the Company's management to determine the final plans with respect to the restructuring actions.

The Company expects to achieve gross annualized pre-tax savings of approximately $200 million as a result of this restructuring plan. The Company expects that nearly three quarters of the savings should improve profitability, and the remaining portion of the savings should be re-invested in the business to drive long-term growth.

The Company believes that a substantial portion of the actions necessary to achieve the targeted savings should be completed by the end of fiscal 2014 and the total on-going savings are expected to be fully realized in fiscal 2015.

These actions are expected to reduce the global workforce by more than 10%, or approximately 1,500 colleagues.

To achieve the targeted savings, the Company is undertaking efforts to :

•	Rationalize and streamline operations facilities in the Household Products Division:

◦	Close Maryville, MO battery manufacturing facility

◦	Close St. Albans, VT battery manufacturing facility

◦	Close Tampoi, Malaysia battery packaging facility

◦	Streamline Asheboro, NC battery manufacturing and packaging facilities

◦	Streamline Walkerton, Canada packaging facility

◦	Streamline lights manufacturing in China.

•	Consolidate G&A functional support across the organization;

•	Streamline the Household Products Division product portfolio to enable increased focus on our core battery and portable lighting business;

•	Streamline the marketing organization within our Household Products division;

•	Optimize our go-to-market strategies and organization structures within our international markets;

•	Reduce overhead spending including changes to benefit programs and other targeted spending reductions; and

•	Create a center-led purchasing function to drive procurement savings.

The Company expects these savings should generate increased cash flow and should improve key operating metrics, including gross margin and overheads as a percent of sales. In addition, approximately a quarter of the gross savings are expected to be used to increase investment in brand building and innovation to drive future growth, and enable investments in information technology systems to improve capabilities and reduce costs.

Given the timing of the approval of the restructuring plan, savings achieved in the first fiscal quarter of 2013 were not material. We expect restructuring savings for the remainder of fiscal 2013 should be in the range of $25 to $35, which is consistent with our initial outlook estimate.

The Company estimates one-time costs associated with the restructuring plan should be near $250 over the course of the project. The Company estimates that approximately 25% to 30% of the restructuring costs will be non-cash charges, primarily associated with asset write-offs related to changes in the Household Products manufacturing footprint.

For the first quarter of fiscal 2013, the Company recorded $49.0 of restructuring costs including:

•	Non-cash asset impairment charges of $19.3 and accelerated depreciation charges of $4.1 related primarily to anticipated plant closures,

•	Severance and related benefit costs of $13.6 associated with staffing reductions that have been identified to date, and

•	Consulting and other charges of $12.0 including project management costs related specifically to the restructuring project and certain enabling activities.

The Company estimates that restructuring costs for the remainder of fiscal 2013 will be in the range of $70 to $90.

Pension Curtailment

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans will be frozen and future service benefits will no longer be accrued under this retirement program. For the quarter ended December 31, 2012, the Company recorded a pre-tax curtailment gain of $37.4 as a result of this plan change. This pension curtailment gain was reported on a separate line item in the Consolidated Statements of Earnings and Comprehensive income (Condensed).

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives including the recently announced 2013 restructuring, acquisition integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion from segment results of charges such as inventory write-up related to purchase accounting, other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects management's view on how it evaluates segment performance.

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

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter ended December 31, 2012.

For the current year fiscal quarter, the Company recorded $49.0 in restructuring charges related to its 2013 restructuring. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

For the prior year fiscal quarter, our previous Household Products restructuring initiative generated pre-tax income of $9.2, driven by the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $3.6 of additional restructuring costs in the prior year three month period.

Segment sales and profitability for the quarter ended December 31, 2012 and 2011, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter Ended December 31, 2012
	Q1	% Chg
Net Sales - FY '12	$564.4
Organic	(8.0)	(1.4)%
Impact of currency	(2.1)	(0.4)%
Net Sales - FY '13	$554.3	(1.8)%

For the quarter, net sales decreased 1.8%, and organic sales declined 1.4% as compared to the same period in the prior year. The drivers of the sales changes for the quarter as compared to the same quarter in the prior year were as follows:

•
Wet Shave net sales decreased 3.9% on a reported basis, and 3.3% operationally in the quarter. Sales of Schick Hydro men's systems continued to grow, up 26% in the quarter, on higher refill volume, higher Schick Hydro Power razor sales and lower promotional spending. Additionally, incremental Schick Hydro Silk sales offset the sales decline in legacy women's systems in the quarter. These increases were more than offset by sales declines in disposables, men's legacy systems and shave preps due, in part, to heavy competitive promotional activity, and

•
Collectively, all other Personal Care product categories increased 3.8% on a reported basis, and 3.6% operationally in the quarter, which partially offset the decline in Wet Shave. The key drivers of the increase in the product categories other than Wet Shave were higher shipments in Skin Care, Feminine Care and Litter Genie. These sales gains were partially offset by lower sales in Infant Care due to continued category weakness and competitive activity.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter Ended December 31, 2012
	Q1	% Chg
Segment Profit - FY '12	$123.5
Operations	(7.7)	(6.2)%
Impact of currency	0.4	0.3%
Segment Profit - FY '13	$116.2	(5.9)%

Segment profit for the quarter was $116.2, down 5.9%. The decrease in segment profit for the quarter was due to lower margin as a result of the lower Wet Shave sales noted above. The reduction in segment profit due to lower sales margin was partially offset by lower overhead spending in the quarter.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter Ended December 31, 2012
	Q1	% Chg
Net Sales - FY '12	$633.7
Organic	5.3	0.8%
Impact of currency	(0.8)	(0.1)%
Net Sales - FY '13	$638.2	0.7%

Net sales increased 0.7% for the first fiscal quarter of 2013 versus the same quarter a year ago. This growth was driven by incremental volume related to the impact of Hurricane Sandy. The Company believes the storm and its aftermath resulted in approximately $18 million of incremental sales in the quarter, as the Company responded to meet the needs for portable power and lighting throughout the affected region. Excluding the impact of this incremental storm volume, sales declined approximately 2% in the quarter due to continued category declines, exclusive of the storm impact, and lower market share in the U.S. due primarily to the previously disclosed loss in display and shelf space at a key U. S. retailer. These declines were partially offset by improved pricing.

We estimate that the global battery category declined approximately 2% in volume and was down approximately 0.5% in value during the latest 12 weeks, excluding the impact of Hurricane Sandy, as a continued downward trend in unit volume for the current year quarter was partially offset by the positive impact of pricing actions implemented in fiscal 2012. We will anniversary the 2012 pricing actions in the second fiscal quarter of 2013. Thus, we expect that the trend in category value will more closely align with the unit volume trend as we move through the remainder of the fiscal year.

Segment Profit - Household Products (In millions - Unaudited)
Quarter Ended December 31, 2012
	Q1	% Chg
Segment Profit - FY '12	$148.8
Operations	11.8	7.9%
Impact of currency	—	—%
Segment Profit - FY '13	$160.6	7.9%

Segment profit for the quarter was $160.6, up $11.8, or 7.9%, versus the same quarter last year due primarily to the impact of the incremental margin from the hurricane volume noted above. In addition, segment profit increased, exclusive of the incremental hurricane margin, as both A&P and overhead spending were lower in the current year quarter.

General Corporate and Other Expenses

	Quarter Ended December 31,
	2012	2011
General corporate expenses	$28.5	$36.7
Integration/other realignment	1.0	1.5
Sub-total	29.5	38.2
2013 restructuring	49.0	—
Prior Household Products restructuring	—	(9.2)
Pension curtailment gain	(37.4)	—
General corporate and other expenses	$41.1	$29.0
% of total net sales	3.4%	2.4%

For the three months ended December 31, 2012, general corporate and other expenses, including integration and other realignment charges were $29.5, down $8.7 as compared to $38.2 for the same quarter in the prior fiscal year. This decrease was due primarily to lower compensation costs and the change in the underlying value of the Company's unfunded deferred compensations liabilities as compared to the same quarter in the prior fiscal year.

In the first quarter of fiscal 2013, the Company recorded $49.0 of restructuring and related costs for its 2013 restructuring as detailed in "Recent Developments". See Note 2 to the Condensed Financial Statements.

For the similar period in the prior year, the Company recorded pre-tax income related to its previous Household Products restructuring efforts driven by a gain on the sale of its former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, as previously discussed in "Recent Developments". For the quarter ended December 31, 2012, the Company recorded a pre-tax curtailment gain of $37.4 as a result of this plan change. See Note 2 to the Condensed Financial Statements.

Liquidity and Capital Resources

Cash flow from operations increased $43.8 for the three months ended December 31, 2012 as compared to the same three months in the prior fiscal year. This increase was due to improved cash flow from changes in current assets and liabilities used in operations ("working capital"). Working capital is typically a use of cash in the first fiscal quarter, and that remained the case in fiscal 2013. However, for the first fiscal quarter of 2013, working capital was a use of cash of approximately $100 as compared to a use of cash of approximately $174 in the prior year quarter. This change included improved days sales outstanding for receivables and improved days payable outstanding, both resulting from our initiative to reduce working capital. Operating cash flow before changes in working capital was unfavorable in the current year quarter as compared to the prior year by approximately $31 due to comparatively higher pension contributions and higher distributions of deferred compensation liabilities in the current year quarter.

Capital expenditures were $15.4 for the three months ended December 31, 2012 as compared to $18.0 for the same period last year. Full year capital expenditures are estimated to be approximately $90 to $100 for fiscal 2013. In addition, we expect to incur some level of incremental investments in information technology over the next two fiscal years as an enabler of our restructuring initiatives. We expect these expenditures will be financed with cash flow from operations.

At December 31, 2012, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

The Company’s total borrowings were $2,552.9 at December 31, 2012, including $289.2 tied to variable interest rates. The Company maintains total committed debt facilities of $2,937.9. The Company's Amended and Restated Revolving Credit Agreement currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. Borrowings of $65.0 and letters of credit of $11.1 were outstanding under our revolving credit facility, leaving $373.9 available as of December 31, 2012.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.6 to 1, and the ratio of its EBIT to total interest expense was 5.6 to 1, for the three months ended December 31, 2012. The ratios at December 31, 2012 were somewhat negatively impacted by a portion of the pre-tax charges associated with the 2013 restructuring as such charges, exclusive of those considered non-cash, reduced EBITDA as defined in the agreements. We expect the ratios to be negatively impacted in the near term due to anticipated restructuring charges, but we expect to remain in full compliance with the debt covenant ratios. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, the impairment and accelerated depreciation associated with the 2013 restructuring, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The counterparties to long-term committed borrowings consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants. At December 31, 2012, there was $200.0 outstanding under this facility.

On April 30, 2012, the Board of Directors approved the repurchase of up to 10 million shares. The Company did not repurchase any shares of the Company's common stock, except for a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended December 31, 2012. The Company has approximately 6 million shares remaining on the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, will be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On November 5, 2012, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2013 of $0.40 per share of Common Stock, which was paid on December 12, 2012. The dividend paid totaled $24.8.

On January 28, 2013, the Company announced that its Board of Directors declared the payment of a quarterly dividend of $0.40 per share of common stock. This dividend, which will be paid in March 2013, will be approximately $25.

A summary of Energizer’s significant contractual obligations at December 31, 2012 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,265.0	$125.0	$370.0	$360.0	$1,410.0
Interest on long-term debt	696.3	119.0	214.8	158.1	204.4
Minimum pension funding (1)	119.5	48.7	34.4	36.4	—
Operating leases	127.2	26.8	36.4	25.9	38.1
Purchase obligations and other (2) (3) (4)	82.3	54.3	28.0	—	—
Total	$3,290.3	$373.8	$683.6	$580.4	$1,652.5

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $49. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company’s pension plans. The estimates beyond 2012 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2017 are not currently determinable.

2
The Company has estimated approximately $4.5 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of December 31, 2012, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $41. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $15 of fixed costs related to third party logistics contracts.
4	Included in the table above are approximately $21 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at estimated fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2012, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2012 and December 31, 2011 resulted in income of $0.3 and expense of $0.9 and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At December 31, 2012 and September 30, 2012, the Company had an unrealized pre-tax gain and pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $1.8 and $5.9, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Contract maturities for these hedges extend into 2014. There were 64 open foreign currency contracts at December 31, 2012 with a total notional value of approximately $353.

The Company has investments in Venezuelan affiliates. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. We continue to monitor this situation including the impact such restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At December 31, 2012, the Company had approximately $42 in net monetary assets in Venezuela. Due to the level of uncertainty in Venezuela, we cannot predict the exchange rate that will ultimately be used to convert our local currency net monetary assets to U.S. dollars in the future.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments may be used by the Company to reduce exposure to variability in cash flows associated with future purchases of certain commodities. In September 2012, the Company discontinued hedge accounting treatment for its then existing zinc contracts and reclassified the ineffective portion of the de-designated contracts from Accumulated other comprehensive loss into income. In November 2012, all remaining zinc contracts were settled and a $1.9 loss was included in Other financing, net in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the first fiscal quarter of 2013.

Interest Rate Exposure

Through December 2012, the Company had specific interest rate risk with respect to interest expense on the Company's term loan, which was repaid by the end of the quarter. As a result, the interest rate swap agreement in place to hedge this specific risk was settled on November 30, 2012 for a $0.3 loss. This loss was included in interest expense in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). At December 31, 2012 the Company had $289.2 of variable rate debt outstanding.

Stock Price Exposure

At December 31, 2012, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $3.6 and $2.5, which was included in other current assets at December 31, 2012 and September 30, 2012, respectively. The change in estimated fair value of the total share option for the quarter ended December 31, 2012 and December 31, 2011 resulted in income of $3.8 and $7.9, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2012	82,203	$73.17	—	6,019,739
November 1 to 30, 2012	87,234	$71.02	—	6,019,739
December 1 to 31, 2012	40,520	$79.57	—	6,019,739

(1)	209,957 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock during the quarter ended December 31, 2012. The Company has 6,019,739 shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	January 31, 2013

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

10.1	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 14, 2012).

10.2	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 14, 2012).

23*	Consent of Independent Registered Public Accounting Firm.

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