Form 10-Q
period 2013-03-31
ENERGIZER HOLDINGS INC
filed 2013-05-01
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on March 31, 2013: 62,240,266.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Six Months Ended March 31, 2013 and 2012	3

Unaudited Consolidated Balance Sheets (Condensed) as of March 31, 2013 and September 30, 2012	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Six Months Ended March 31, 2013 and 2012	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	45

SIGNATURES	46

EXHIBIT INDEX	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$1,095.9	$1,101.8	$2,288.4	$2,299.9
Cost of products sold	565.2	584.6	1,196.1	1,218.2
Gross profit	530.7	517.2	1,092.3	1,081.7

Selling, general and administrative expense	209.9	232.2	410.4	446.3
Advertising and sales promotion expense	102.5	111.7	197.3	208.1
Research and development expense	24.8	27.7	49.4	53.3
2013 restructuring	37.4	—	86.4	—
Pension curtailment	—	—	(37.4)	—
2011 Household Products restructuring	—	1.5	—	(7.7)
Interest expense	32.8	30.2	66.3	60.1
Other financing items, net	10.3	0.9	18.2	0.2
Earnings before income taxes	113.0	113.0	301.7	321.4
Income tax provision	28.1	35.1	87.0	99.7
Net earnings	$84.9	$77.9	$214.7	$221.7

Basic net earnings per share	$1.37	$1.19	$3.46	$3.37
Diluted net earnings per share	$1.35	$1.17	$3.42	$3.33

Statement of Comprehensive Income:
Net earnings	$84.9	$77.9	$214.7	$221.7
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(32.5)	34.3	(18.1)	8.7
Pension/postretirement activity, net of tax of $3.0 and $5.0 for the quarter and six months ended March 31, 2013, respectively and $0.2 and $0.9 for the quarter and six months ended March 31, 2012, respectively	6.4	0.8	9.7	3.6
Deferred gain on hedging activity, net of tax of $3.7 and $7.4 for the quarter and six months ended March 31, 2013, respectively and $1.7 and $2.0 for the quarter and six months ended March 31, 2012, respectively	7.0	1.5	11.3	0.4
Total comprehensive income	$65.8	$114.5	$217.6	$234.4

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2013	September 30, 2012
Current assets
Cash and cash equivalents	$850.7	$718.5
Trade receivables, less allowance for doubtful accounts of $17.9 and $15.9, respectively	624.9	676.7
Inventories	664.2	672.4
Other current assets	495.5	455.0
Total current assets	2,635.3	2,522.6
Property, plant and equipment, net	783.9	848.5
Goodwill	1,467.4	1,469.5
Other intangible assets, net	1,841.1	1,853.7
Other assets	41.2	36.9
Total assets	$6,768.9	$6,731.2

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$125.0	$231.5
Notes payable	230.9	162.4
Accounts payable	307.9	325.2
Other current liabilities	540.0	588.4
Total current liabilities	1,203.8	1,307.5
Long-term debt	2,138.7	2,138.6
Other liabilities	1,171.0	1,215.6
Total liabilities	4,513.5	4,661.7
Shareholders' equity
Common stock	1.1	1.1
Additional paid-in capital	1,610.6	1,621.7
Retained earnings	3,155.2	2,993.2
Treasury stock	(2,296.6)	(2,328.7)
Accumulated other comprehensive loss	(214.9)	(217.8)
Total shareholders' equity	2,255.4	2,069.5
Total liabilities and shareholders' equity	$6,768.9	$6,731.2

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash Flow from Operating Activities
Net earnings	$214.7	$221.7
Non-cash restructuring costs	29.1	—
Pension curtailment	(37.4)	—
Depreciation and amortization	73.9	80.1
Non-cash items included in income	64.5	32.9
Other, net	(36.3)	(12.4)
Operating cash flow before changes in working capital	308.5	322.3
Changes in current assets and liabilities used in operations	(58.8)	(95.6)
Net cash from operating activities	249.7	226.7

Cash Flow from Investing Activities
Capital expenditures	(38.1)	(51.5)
Proceeds from sale of assets	0.7	19.0
Other, net	(0.2)	(3.4)
Net cash used by investing activities	(37.6)	(35.9)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(106.5)	(3.0)
Net increase in debt with original maturities of 90 days or less	74.0	36.9
Common stock purchased	—	(135.9)
Cash dividends paid	(49.6)	—
Proceeds from issuance of common stock	15.4	1.8
Excess tax benefits from share-based payments	4.8	0.5
Net cash used by financing activities	(61.9)	(99.7)

Effect of exchange rate changes on cash	(18.0)	(0.5)

Net increase in cash and cash equivalents	132.2	90.6
Cash and cash equivalents, beginning of period	718.5	471.2
Cash and cash equivalents, end of period	$850.7	$561.8

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events and has determined that no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2012 included in the Annual Report on Form 10-K dated November 20, 2012.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructurings including the previously announced 2013 Restructuring Plan, acquisition integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest expense and income, are managed on a global basis at the corporate level. The exclusion from segment results of charges such as inventory write-up related to purchase accounting, if any, other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects how management evaluates segment performance.

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

For the quarter and six months ended March 31, 2013, the Company recorded pre-tax expense of $37.4 and $86.4, respectively, related to its 2013 restructuring. These costs were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, costs of $1.1 pre-tax, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed) for the second fiscal quarter of 2013. These costs are considered part of the total costs incurred for our restructuring initiative. See Note 2 for further information.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future service benefits will no longer be accrued under this retirement program. For the six months ended March 31, 2013, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 7 for further information.

For the quarter and six months ended March 31, 2012, our prior Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively, due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. See Note 2 for further information.

In the quarter and six months ended March 31, 2013, the Company recorded expense of approximately $6 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. The net monetary assets in Venezuela were valued using the revised official exchange rate of 6.30 Venezuelan Bolivar Fuerte to one U.S. dollar at March 31, 2013. The devaluation impact of approximately $6 was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), and was not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and operating profit, have and may further be negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant and material to understanding the year-over-year comparatives.

Segment sales and profitability for the quarter and six months ended March 31, 2013 and 2012, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Net Sales
Personal Care	$652.6	$651.5	$1,206.9	$1,215.9
Household Products	443.3	450.3	1,081.5	1,084.0
Total net sales	$1,095.9	$1,101.8	$2,288.4	$2,299.9

	For the quarter ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Operating Profit
Personal Care	$136.4	$128.3	$252.6	$251.8
Household Products	100.8	69.1	261.4	217.9
Total operating profit	237.2	197.4	514.0	469.7

General corporate and other expenses	(37.1)	(46.0)	(66.6)	(84.2)
2013 restructuring (1)	(38.5)	—	(87.5)	—
Pension curtailment	—	—	37.4	—
2011 Household Products restructuring	—	(1.5)	—	7.7
Amortization	(5.5)	(5.8)	(11.1)	(11.5)
Venezuela devaluation/other impacts	(6.3)	—	(5.9)	—
Interest and other financing items	(36.8)	(31.1)	(78.6)	(60.3)
Total earnings before income taxes	$113.0	$113.0	$301.7	$321.4
(1) Includes $1.1 of pre-tax costs associated with certain information technology and related activities, which are included in Selling, general and administrative expense on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales	2013	2012	2013	2012
Wet Shave	$403.7	$413.6	$798.2	$824.1
Alkaline batteries	261.4	261.4	663.1	655.2
Other batteries and lighting products	181.9	188.9	418.4	428.8
Skin Care	147.3	136.5	210.4	194.7
Feminine Care	40.8	43.6	82.8	84.2
Infant Care	47.6	46.0	88.6	90.7
Other personal care products	13.2	11.8	26.9	22.2
Total net sales	$1,095.9	$1,101.8	$2,288.4	$2,299.9

Note 2 – Restructuring

2013 Restructuring

In November 2012, the Company's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to the Company's management to determine the final actions with respect to this plan.

The restructuring plan is expected to reduce the global workforce by more than 10%, or approximately 1,500 colleagues, and includes efforts to:

•	Rationalize and streamline operations facilities in the Household Products Division:

•	Consolidate G&A functional support across the organization;

•	Streamline the Household Products Division product portfolio to enable increased focus on our core battery and portable lighting business;

•	Streamline the marketing organization within our Household Products division;

•	Optimize our go-to-market strategies and organization structures within our international markets;

•	Reduce overhead spending, including changes to benefit programs and other targeted spending reductions; and

•	Create a center-led purchasing function to drive procurement savings.

The Company believes savings from the restructuring project should generate increased cash flow and should improve key operating metrics, including gross margin and overheads as a percent of sales. In addition, we expect that a portion of the gross savings will be reinvested in the business to increase investment in brand building and innovation to drive future growth, and enable investments in information technology systems to improve capabilities and reduce costs.

The Company believes that a substantial portion of the actions necessary to achieve the targeted savings should be completed by the end of fiscal 2014 and the total on-going savings are expected to be fully realized in fiscal 2015.

For the the quarter and six months ended March 31, 2013, the Company recorded pre-tax expense of 37.4 and $86.4, respectively, of charges related to the 2013 Restructuring Plan including:

•
Non-cash asset impairment charges of $19.3 for the six months ended March 31, 2013 and accelerated depreciation charges of $5.7 and $9.8 for the quarter and six months ended March 31, 2013, respectively, (collectively for the six months $29.1) related primarily to anticipated plant closures,

•	Severance and related benefit costs of $17.7 and $31.3 for the quarter and six months ended March 31, 2013, respectively, associated with staffing reductions that have been identified to date, and

•	Consulting, program management and other charges associated with the restructuring of $14.0 and $26.0 for the quarter and six months ended March 31, 2013, respectively.

The 2013 restructuring costs were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, costs of $1.1 pre-tax, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed) for the second fiscal quarter of 2013. These costs are considered part of the total costs incurred for our restructuring initiative.

A summary of the estimated remaining costs for the 2013 restructuring, which will be incurred for the remainder of fiscal 2013 and in fiscal 2014 is as follows. Total, as well as category ranges, are subject to change based on final restructuring decisions.

•	Approximately $25-$35 related to plant closure, non-cash impairment and accelerated depreciation charges,

•	Approximately $70-$80 related to severance and related benefit costs,

•	Approximately $25-$30 related to consulting and program management, and

•	Approximately $10-$15 related to other exit costs.

In addition, the Company expects to incur incremental investments in capital expenditures over the next 18 months, primarily related to IT enablement of certain restructuring initiatives.

As stated above, the Company did not include the 2013 restructuring costs in the results of its reportable segments. The estimated pre-tax impact of allocating such charges to segment results would have been as follows:

•
Non-cash impairment and accelerated depreciation charges of $5.7 and $29.1 for the quarter and six months ended March 31, 2013, respectively, would be fully allocated to our Household Products segment.

•
Severance and related benefit costs of approximately $14 and $25 for the quarter and six months ended March 31, 2013, respectively, would be allocated to our Household Products segment. Charges of approximately $3 and $5 for the quarter and six months ended March 31, 2013, respectively, would be allocated to our Personal Care segment. The remaining charges of approximately $1 for both the quarter and six months ended March 31, 2013, would be allocated to Corporate. As certain headcount provides services to both segments, charges for severance and related benefits for such headcount requires an allocation.

•
Consulting, program management and other exit costs of approximately $9 and $17 for the quarter and six months ended March 31, 2013, respectively, would be allocated to our Household Products segment. Charges of approximately $3 and $6 for the quarter and six months ended March 31, 2013, respectively, would be allocated to our Personal Care segment. The remaining charges of approximately $2 and $3 for the quarter and six months ended March 31, 2013, respectively, would be allocated to Corporate.

The following table summarizes the 2013 Restructuring activity for the first six months of fiscal 2013.

				Utilized
	October 1, 2012	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2013
Severance & Termination Related Costs	$—	$31.3	$(0.2)	$(12.2)	$—	$18.9
Asset Impairment/Accelerated Depreciation	—	29.1	—	—	(29.1)	—
Other Related Costs	—	26.0	—	(10.1)	—	15.9
Total	$—	$86.4	$(0.2)	$(22.3)	$(29.1)	$34.8
(a) Includes the impact of currency translation.

Prior Household Products Restructuring

For the quarter and six months ended March 31, 2012, our prior Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively. The prior period year to date pre-tax income was due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. which was approximately $13.0. This gain was offset by additional restructuring costs of $5.1. These costs, net of the gain on the sale of the former manufacturing facility in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Note 3 - Venezuela

Effective January 1, 2010 and continuing through the second quarter of fiscal 2013, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

On February 13, 2013, the Venezuela government devalued the Bolivar Fuerte relative to the U.S. dollar. The revised official exchange rate for imported goods moved from 4.30 per U.S. dollar to an exchange rate of 6.30 per U.S. dollar. The Central Government also suspended the alternate currency market administered by the central bank known as SITME that made U.S. dollars available at a rate higher than the previous official rate, generally in the range of 5.5 per U.S. dollar. As access to U.S. dollars at the official exchange rate was greatly limited, the Company had been utilizing the SITME market to obtain U.S. dollars for the import of product on a regular basis.

As a result, the Company had been using the higher SITME rate prior to the recent devaluation to translate its operating results and to value its net monetary assets held in local Venezuela currency.

As a result of the devaluation noted above and the elimination of the SITME market, the Company valued its net monetary assets at March 31, 2013 using the revised official rate of 6.30 per U.S. dollar. Thus, the Company recorded a devaluation charge of approximately $6 in the second fiscal quarter of 2013 due primarily to the devaluation of local currency cash balances. This charge was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, operating results for the second fiscal quarter were translated using a blended rate, which was approximately 6.0 Bolivar Fuerte per U.S. dollar, reflecting the use of the new official rate for the latter half of the quarter and the previous SITME rate for the first half of the quarter.

At March 31, 2013, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate under highly inflationary accounting was approximately $42. Further currency devaluation in Venezuela, either through official channels or via the use of alternative exchange mechanisms may result in additional devaluation of the Company's net monetary assets in Venezuela and may negatively impact the operating results of the Company's Venezuelan affiliate.

Note 4 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $8.2 and $14.5 for the quarter and six months ended March 31, 2013, respectively, and $12.7 and $23.2 for the quarter and six months ended March 31, 2012, respectively, and were recorded in selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $3.1 and $5.4 for the quarter and six months ended March 31, 2013, respectively, and $4.7 and $8.6 for the quarter and six months ended March 31, 2012, respectively.

Restricted Stock Equivalents (RSE) - (In whole dollars and total shares)

In December 2012, the Company granted RSE awards to a group of key employees which included approximately 188,300 shares that vest ratably over four years or upon death or change of control. At the same time, the Company granted two RSE awards to a group of key executives. One grant includes approximately 94,100 shares and vests, in most cases, on the third anniversary of the date of grant or upon death or change of control. The second grant includes approximately 205,600 shares, which vests on the date that the Company publicly releases its earnings for its 2015 fiscal year, contingent upon achievement of performance targets with respect to adjusted cumulative earnings before interest taxes depreciation and amortization (EBITDA) and adjusted return on invested capital, weighted equally, and subject to adjustment based on relative total shareholder return during the three year performance period based on a relevant group of industrial and consumer goods companies.

In addition, the terms of the performance awards provide that the awards vest upon death and in some instances upon change of control. The total performance award expected to vest will be amortized over the vesting period. The closing stock price on the date of the grant used to determine the award estimated fair value was $81.45. The awards that are contingent upon achievement of performance targets have a 7% fair value premium to the closing stock price on the date of the grant based on a simulation of outcomes under the relative total shareholders' return metric required by the Accounting Standards Codification ("ASC") section 718.

Note 5 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2013 and 2012, respectively.

(in millions, except per share data)	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net earnings for basic and dilutive earnings per share	$84.9	$77.9	$214.7	$221.7
Denominator:
Weighted-average shares - basic	62.1	65.4	62.0	65.8
Effect of dilutive securities:
Stock options	0.1	0.2	0.1	0.2
Restricted stock equivalents	0.8	0.8	0.7	0.6
Total dilutive securities	0.9	1.0	0.8	0.8
Weighted-average shares - diluted	63.0	66.4	62.8	66.6
Basic net earnings per share	$1.37	$1.19	$3.46	$3.37
Diluted net earnings per share	$1.35	$1.17	$3.42	$3.33

At March 31, 2013, there were no shares considered anti-dilutive. At March 31, 2012, approximately 0.4 of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, for each period, because to do so would have been anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2012 and March 31, 2013.

	Household Products	Personal Care	Total
Balance at October 1, 2012	$37.3	$1,432.2	$1,469.5
Cumulative translation adjustment	(0.6)	(1.5)	(2.1)
Balance at March 31, 2013	$36.7	$1,430.7	$1,467.4

Total amortizable intangible assets other than goodwill at March 31, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$18.7	$12.3	$6.4
Technology and patents	75.1	52.6	22.5
Customer-related/Other	162.9	51.7	111.2
Total amortizable intangible assets	$256.7	$116.6	$140.1

The carrying amount of indefinite-lived trademarks and tradenames, substantially all of which relate to the Personal Care segment, is $1,701.0 at March 31, 2013, a decrease of $0.9 from September 30, 2012 due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2013 and the years ending September 30, 2014, 2015, 2016, 2017, 2018 is approximately $9.1, $17.4, $15.2, $15.2, $14.8 and $7.3, respectively, and $61.1 thereafter.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As part of the fiscal 2012 testing, no impairment was indicated. However, the recorded values for two brands, Playtex and Wet Ones, were relatively close to the carrying value at approximately 115% of the carrying value (approximately $650) for the Playtex brand and approximately 106% of the carrying value (approximately $200) for the Wet Ones brand. As of March 31, 2013, there were no events or circumstances that were considered to be potential indicators of impairment for goodwill or the indefinite-lived intangible assets. As in the past, we plan to conduct our annual testing of fiscal 2013 in our fourth fiscal quarter, in conjunction with the completion of our annual planning cycle.

Note 7 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future service benefits will no longer be accrued under this retirement program. For the six months ended March 31, 2013, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

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

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Pension
	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$6.8	$6.6	$13.8	$13.6
Interest cost	12.1	14.0	24.4	27.9
Expected return on plan assets	(16.8)	(15.8)	(33.8)	(31.5)
Amortization of prior service cost	—	(1.4)	(0.4)	(2.8)
Amortization of unrecognized net loss	7.2	5.1	14.6	10.2
Settlement charge	0.1	0.9	0.1	1.8
Curtailment gain	—	—	(37.4)	—
Net periodic benefit cost	$9.4	$9.4	$(18.7)	$19.2

	Postretirement		Postretirement
	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$—	$0.1	$0.2	$0.3
Interest cost	0.4	0.6	0.7	1.2
Amortization of prior service cost	(1.0)	(0.6)	(1.9)	(1.3)
Amortization of unrecognized net gain	(0.5)	(0.5)	(1.0)	(1.0)
Net periodic benefit cost	$(1.1)	$(0.4)	$(2.0)	$(0.8)

Note 8 – Debt
Notes payable at March 31, 2013 and September 30, 2012 consisted of notes payable to financial institutions with original maturities of less than one year of $230.9 and $162.4, respectively, and had a weighted-average interest rate of 2.0% and 2.2%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	March 31, 2013	September 30, 2012
Private Placement, fixed interest rates ranging from 4.3% to 6.6%, due 2013 to 2017	$1,165.0	$1,165.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	498.7	498.6
Term Loan - repaid in December 2012	—	106.5
Total long-term debt, including current maturities	2,263.7	2,370.1
Less current portion	125.0	231.5
Total long-term debt	$2,138.7	$2,138.6

The Company’s total borrowings were $2,494.6 at March 31, 2013, including $230.9 tied to variable interest rates. The Company maintains total committed debt facilities of $2,929.6. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016 currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. Borrowings of $15.0 and letters of credit of $10.0 were outstanding under our revolving credit facility, leaving $425 available as of March 31, 2013.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.5 to 1, and the ratio of its EBIT to total interest expense was 5.5 to 1, as of March 31, 2013. The ratios at March 31, 2013 were somewhat negatively impacted by a portion of the pre-tax charges associated with the 2013 restructuring as such charges, exclusive of those considered non-cash, reduced EBITDA as defined in the agreements. We estimate that the ratios may be negatively impacted in the near term due to anticipated restructuring charges, but we expect to remain in full compliance with the debt covenant ratios. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants. At March 31, 2013, there was $196.0 outstanding under this facility.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2013 are as follows: $125.0 in one year, $220.0 in two years, $220.0 in three years, $290.0 in four years, $310.0 in five years and $1,100.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity.

At March 31, 2013, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

Note 9 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the six months ended March 31, 2013. The Company has approximately 6 million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On January 28, 2013, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2013 of $0.40 per share of Common Stock, which was paid on March 13, 2013. The dividend paid totaled $24.8.

Subsequent to the quarter, on April 29, 2013, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2013 of $0.40 per share of Common Stock, which will be paid on June 11, 2013 and is expected to be approximately $25.

Note 10 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at March 31, 2013 and September 30, 2012 as well as the Company’s objectives and strategies for holding derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments may be used by the Company to reduce exposure to variability in cash flows associated with future purchases of certain commodities. In September 2012, the Company discontinued hedge accounting treatment for its then existing zinc contracts and reclassified the ineffective portion of the de-designated contracts from Accumulated other comprehensive loss into income. In November 2012, all remaining zinc contracts were settled and a $1.9 loss was included in Other financing items, net in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the six months ended March 31, 2013. There were no open commodity contracts at March 31, 2013.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive and economic environments. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At March 31, 2013 and September 30, 2012, the Company had an unrealized pre-tax gain and unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $12.5 and $5.9, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2013 levels over the next twelve months, approximately $12.3 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2013, is expected to be included in earnings over that same period. Contract maturities for these hedges extend into fiscal year 2014. There were 72 open foreign currency contracts at March 31, 2013 with a total notional value of approximately $347.

Interest Rate Risk Through December 2012, the Company had specific interest rate risk with respect to interest expense on the Company's term loan, which was repaid by the end of the first quarter of fiscal 2013. As a result, the interest rate swap agreement in place to hedge this specific risk was settled on November 30, 2012 for a $0.3 loss. This loss was included in interest expense in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). At March 31, 2013, the Company had $230.9 of variable rate debt outstanding.

Cash Flow Hedges At March 31, 2013, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

Derivatives not Designated in Hedging Relationships The Company holds a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. This contract expires in September 2013. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which is cash flow from operations.

In addition, the Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any losses on these contracts would be offset by exchange gains on the underlying exposures; thus, they are not subject to significant market risk.

The following table provides estimated fair values as of March 31, 2013 and September 30, 2012, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2013 and 2012.

	At March 31, 2013	For the Quarter Ended March 31, 2013		For the Six Months Ended March 31, 2013
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$12.5	$11.2	$0.5	$17.9	$(0.5)
Interest rate contracts	—	—	—	—	(0.3)
Total	$12.5	$11.2	$0.5	$17.9	$(0.8)

	At September 30, 2012	For the Quarter Ended March 31, 2012		For the Six Months Ended March 31, 2012
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(5.9)	$(1.5)	$(0.4)	$(5.2)	$(2.5)
Commodity contracts	—	2.7	(1.4)	2.3	(1.2)
Interest rate contracts	(0.3)	0.2	—	1.6	—
Total	$(6.2)	$1.4	$(1.8)	$(1.3)	$(3.7)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items, net and commodity contracts in Cost of products sold.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of March 31, 2013 and September 30, 2012, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2013 and 2012, respectively.

	At March 31, 2013	For the Quarter Ended March 31, 2013	For the Six Months Ended March 31, 2013
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$18.2	$14.7	$18.5
Commodity contracts	$—	$—	$(1.9)
Foreign currency contracts	(0.2)	1.9	2.2
Total	$18.0	$16.6	$18.8

	At September 30, 2012	For the Quarter Ended March 31, 2012	For the Six Months Ended March 31, 2012
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$2.5	$(2.4)	$5.5
Commodity contracts	1.6	—	—
Foreign currency contracts	(0.7)	1.1	0.2
Total	$3.4	$(1.3)	$5.7

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of March 31, 2013 and September 30, 2012 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	March 31, 2013	September 30, 2012
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(172.6)	$(161.6)
Derivatives - Foreign Exchange	12.3	(6.6)
Derivatives - Commodity	—	1.6
Derivatives - Interest Rate Swap	—	(0.3)
Share Option	18.2	2.5
Net Liabilities at estimated fair value	$(142.1)	$(164.4)

At March 31, 2013 and September 30, 2012, the Company had no level 1 or level 3 financial assets or liabilities.

At March 31, 2013 and September 30, 2012, the fair market value of fixed rate long-term debt was $2,471.6 and $2,438.0, respectively, compared to its carrying value of $2,263.7 and $2,263.6, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At March 31, 2013, the estimated fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Venezuela Currency Risk See Note 3 for further information on Venezuela currency risk.

Note 11 – Supplemental Financial Statement Information

	March 31, 2013	September 30, 2012
Inventories
Raw materials and supplies	$98.8	$100.7
Work in process	161.0	141.2
Finished products	404.4	430.5
Total inventories	$664.2	$672.4
Other Current Assets
Miscellaneous receivables	$84.5	$81.5
Deferred income tax benefits	195.9	207.0
Prepaid expenses	106.9	90.0
Value added tax collectible from customers	58.4	53.5
Share option	18.2	2.5
Other	31.6	20.5
Total other current assets	$495.5	$455.0
Property, Plant and Equipment
Land	$42.1	$39.0
Buildings	278.4	278.2
Machinery and equipment	1,798.6	1,775.7
Construction in progress	50.9	75.6
Total gross property	2,170.0	2,168.5
Accumulated depreciation	(1,386.1)	(1,320.0)
Total property, plant and equipment, net	$783.9	$848.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$84.0	$70.1
Accrued trade allowances	101.8	101.4
Accrued salaries, vacations and incentive compensation	84.2	115.9
Income taxes payable	3.1	25.2
Returns reserve	24.2	52.8
Restructuring reserve	34.8	—
Other	207.9	223.0
Total other current liabilities	$540.0	$588.4
Other Liabilities
Pensions and other retirement benefits	$433.1	$506.0
Deferred compensation	172.7	166.3
Deferred income tax liabilities	475.2	455.0
Other non-current liabilities	90.0	88.3
Total other liabilities	$1,171.0	$1,215.6

Note 12 – Recently issued accounting pronouncements
On January 31, 2013, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU) to clarify the scope of disclosures about offsetting assets and liabilities. The standard limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. This standard will be applied on a retrospective basis beginning on October 1, 2013.

On February 5, 2013, the FASB issued a new ASU on reporting of amounts reclassified out of accumulated other comprehensive income. The standard requires that public companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements or cross reference to the related footnote for additional information. This standard will be applied on a prospective basis beginning on October 1, 2013.

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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$668.7	$561.6	$(134.4)	$1,095.9
Cost of products sold	—	383.9	315.8	(134.5)	565.2
Gross Profit	—	284.8	245.8	0.1	530.7

Selling, general and administrative expense	—	105.1	104.8	—	209.9
Advertising and sales promotion expense	—	52.8	50.1	(0.4)	102.5
Research and development expense	—	24.8	—	—	24.8
2013 Restructuring	—	28.1	9.3	—	37.4
Interest expense	31.5	—	1.3	—	32.8
Intercompany interest (income)/expense	(31.0)	30.9	0.1	—	—
Other financing expense	—	0.3	10.0	—	10.3
Intercompany service fees	—	3.9	(3.9)	—	—
Equity in earnings of subsidiaries	(86.1)	(53.8)	—	139.9	—
Earnings before income taxes	85.6	92.7	74.1	(139.4)	113.0
Income taxes	0.7	10.2	16.7	0.5	28.1
Net earnings	$84.9	$82.5	$57.4	$(139.9)	$84.9

Statement of Comprehensive Income:
Net Earnings	$84.9	$82.5	$57.4	$(139.9)	$84.9
Other comprehensive (loss)/income, net of tax	(19.1)	(6.1)	(22.1)	28.2	(19.1)
Total comprehensive income	$65.8	$76.4	$35.3	$(111.7)	$65.8

	Consolidated Statements of Earnings (Condensed)
	For the Six Months Ended March 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,359.6	$1,202.0	$(273.2)	$2,288.4
Cost of products sold	—	797.4	673.0	(274.3)	1,196.1
Gross Profit	—	562.2	529.0	1.1	1,092.3

Selling, general and administrative expense	—	194.7	215.7	—	410.4
Advertising and sales promotion expense	—	100.3	97.4	(0.4)	197.3
Research and development expense	—	49.3	0.1	—	49.4
2013 Restructuring	—	72.6	13.8	—	86.4
Pension curtailment	—	(37.4)	—	—	(37.4)
Interest expense	63.5	—	2.8	—	66.3
Intercompany interest (income)/expense	(62.3)	62.3	—	—	—
Other financing expense	—	2.5	15.7	—	18.2
Intercompany service fees	—	8.3	(8.3)	—	—
Equity in earnings of subsidiaries	(217.6)	(137.4)	—	355.0	—
Earnings before income taxes	216.4	247.0	191.8	(353.5)	301.7
Income taxes	1.7	39.0	44.8	1.5	87.0
Net earnings	$214.7	$208.0	$147.0	$(355.0)	$214.7

Statement of Comprehensive Income:
Net Earnings	$214.7	$208.0	$147.0	$(355.0)	$214.7
Other comprehensive income/(loss), net of tax	2.9	6.8	(3.4)	(3.4)	2.9
Total comprehensive income	$217.6	$214.8	$143.6	$(358.4)	$217.6

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$676.1	$578.2	$(152.5)	$1,101.8
Cost of products sold	—	404.6	327.3	(147.3)	584.6
Gross Profit	—	271.5	250.9	(5.2)	517.2

Selling, general and administrative expense	—	120.8	111.4	—	232.2
Advertising and sales promotion expense	—	58.6	53.7	(0.6)	111.7
Research and development expense	—	27.7	—	—	27.7
2011 Household Products restructuring	—	0.1	1.4	—	1.5
Interest expense	28.8	0.1	1.3	—	30.2
Intercompany interest (income)/expense	(28.3)	28.1	0.2	—	—
Other financing (income)/expense	—	(0.7)	1.6	—	0.9
Intercompany service fees	—	2.3	(2.3)	—	—
Equity in earnings of subsidiaries	(78.8)	(56.6)	—	135.4	—
Earnings before income taxes	78.3	91.1	83.6	(140.0)	113.0
Income taxes	0.4	13.0	18.5	3.2	35.1
Net earnings	$77.9	$78.1	$65.1	$(143.2)	$77.9

Statement of Comprehensive Income:
Net Earnings	$77.9	$78.1	$65.1	$(143.2)	$77.9
Other comprehensive income/(loss), net of tax	36.6	20.1	34.3	(54.4)	36.6
Total comprehensive income	$114.5	$98.2	$99.4	$(197.6)	$114.5

	Consolidated Statements of Earnings (Condensed)
	For the Six Months Ended March 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,380.3	$1,231.7	$(312.1)	$2,299.9
Cost of products sold	—	820.1	703.5	(305.4)	1,218.2
Gross Profit	—	560.2	528.2	(6.7)	1,081.7

Selling, general and administrative expense	—	224.1	222.2	—	446.3
Advertising and sales promotion expense	—	100.9	107.8	(0.6)	208.1
Research and development expense	—	53.2	0.1	—	53.3
2011 Household Products restructuring	—	0.3	(8.0)	—	(7.7)
Interest expense	57.6	—	2.5	—	60.1
Intercompany interest (income)/expense	(56.5)	56.1	0.4	—	—
Other financing expense/(income)	—	0.3	(0.1)	—	0.2
Intercompany service fees	—	5.8	(5.8)	—	—
Equity in earnings of subsidiaries	(224.2)	(146.6)	—	370.8	—
Earnings before income taxes	223.1	266.1	209.1	(376.9)	321.4
Income taxes	1.4	48.7	46.5	3.1	99.7
Net earnings	$221.7	$217.4	$162.6	$(380.0)	$221.7

Statement of Comprehensive Income:
Net Earnings	$221.7	$217.4	$162.6	$(380.0)	$221.7
Other comprehensive income/(loss), net of tax	12.7	14.7	8.6	(23.3)	12.7
Total comprehensive income	$234.4	$232.1	$171.2	$(403.3)	$234.4

	Consolidated Balance Sheets (Condensed)
	March 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$—	$6.6	$844.1	$—	$850.7
Trade receivables, net (a)	—	4.0	620.9	—	624.9
Inventories	—	364.8	328.7	(29.3)	664.2
Other current assets	30.8	240.2	246.0	(21.5)	495.5
Total current assets	30.8	615.6	2,039.7	(50.8)	2,635.3
Investment in subsidiaries	6,772.9	1,874.0	—	(8,646.9)	—
Intercompany receivables, net (b)	—	4,254.9	230.3	(4,485.2)	—
Intercompany notes receivable (b)	2,321.8	4.4	8.8	(2,335.0)	—
Property, plant and equipment, net	—	502.8	281.1	—	783.9
Goodwill	—	1,104.9	362.5	—	1,467.4
Other intangible assets, net	—	1,637.3	203.8	—	1,841.1
Other assets	11.3	14.6	15.3	—	41.2
Total assets	$9,136.8	$10,008.5	$3,141.5	$(15,517.9)	$6,768.9

Current liabilities	$184.4	$400.8	$649.0	$(30.4)	$1,203.8
Intercompany payables, net (b)	4,485.2	—	—	(4,485.2)	—
Intercompany notes payable (b)	—	2,330.6	4.4	(2,335.0)	—
Long-term debt	2,138.7	—	—	—	2,138.7
Other liabilities	73.1	894.9	203.0	—	1,171.0
Total liabilities	6,881.4	3,626.3	856.4	(6,850.6)	4,513.5
Total shareholders' equity	2,255.4	6,382.2	2,285.1	(8,667.3)	2,255.4
Total liabilities and shareholders' equity	$9,136.8	$10,008.5	$3,141.5	$(15,517.9)	$6,768.9

(a) Trade receivables, net for the Non-Guarantors includes $353.5 at March 31, 2013 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

(a) Trade receivables, net for the Non-Guarantors includes $369.1 at September 30, 2012 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For the Six Months Ended March 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(41.3)	$105.8	$215.5	$(30.3)	$249.7
Cash Flow from Investing Activities
Capital expenditures	—	(24.5)	(13.6)	—	(38.1)
Proceeds from sale of assets	—	—	0.7	—	0.7
Proceeds from intercompany notes	106.5	17.6	5.1	(129.2)	—
Payments for intercompany notes	(15.0)	—	—	15.0	—
Intercompany receivable/payable, net	—	(66.7)	(56.0)	122.7	—
Other, net	—	—	(0.2)	—	(0.2)
Net cash from/(used by) investing activities	91.5	(73.6)	(64.0)	8.5	(37.6)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(106.5)	—	—	—	(106.5)
Net increase in debt with original maturity days of 90 or less	15.0	5.8	53.2	—	74.0
Proceeds from intercompany notes	—	15.0	—	(15.0)	—
Payments for intercompany notes	—	(111.6)	(17.6)	129.2	—
Proceeds from issuance of common stock	15.4	—	—	—	15.4
Excess tax benefits from share-based payments	4.8	—	—	—	4.8
Cash dividends paid	(49.6)	—	—	—	(49.6)
Intercompany receivable/payable, net	66.7	56.0	—	(122.7)	—
Intercompany dividend	—	—	(30.3)	30.3	—
Net cash (used by)/from financing activities	(54.2)	(34.8)	5.3	21.8	(61.9)
Effect of exchange rate changes on cash	—	—	(18.0)	—	(18.0)
Net (decrease)/increase in cash and cash equivalents	(4.0)	(2.6)	138.8	—	132.2
Cash and cash equivalents, beginning of period	4.0	9.2	705.3	—	718.5
Cash and cash equivalents, end of period	$—	$6.6	$844.1	$—	$850.7

	Consolidated Statements of Cash Flows (Condensed)
	For the Six Months Ended March 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from/(used by) operations	$5.9	$145.5	$104.3	$(29.0)	$226.7
Cash Flow from Investing Activities
Capital expenditures	—	(38.2)	(13.3)	—	(51.5)
Proceeds from sale of assets	—	1.9	17.1	—	19.0
Proceeds from intercompany notes	3.0	1.1	—	(4.1)	—
Payments for intercompany notes	—	—	(5.0)	5.0	—
Intercompany receivable/payable, net	—	(132.7)	(25.0)	157.7	—
Proceeds from return of capital	—	0.7	—	(0.7)	—
Payment for equity contributions	—	(3.0)	—	3.0	—
Other, net	—	(1.0)	(2.4)	—	(3.4)
Net cash from/(used by) investing activities	3.0	(171.2)	(28.6)	160.9	(35.9)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(3.0)	—	—	—	(3.0)
Net increase in debt with original maturity days of 90 or less	—	1.1	35.8	—	36.9
Proceeds from intercompany notes	—	5.0	—	(5.0)	—
Payments for intercompany notes	—	(3.0)	(1.1)	4.1	—
Common stock purchased	(135.9)	—	—	—	(135.9)
Proceeds from issuance of common stock	1.8	—	—	—	1.8
Excess tax benefits from share-based payments	0.5	—	—	—	0.5
Intercompany receivable/payable, net	132.7	25.0	—	(157.7)	—
Payment for equity contribution	—	—	3.0	(3.0)	—
Capital contribution	—	—	(0.7)	0.7	—
Intercompany dividend	—	—	(29.0)	29.0	—
Net cash (used by)/from financing activities	(3.9)	28.1	8.0	(131.9)	(99.7)
Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)
Net increase in cash and cash equivalents	5.0	2.4	83.2	—	90.6
Cash and cash equivalents, beginning of period	—	4.3	466.9	—	471.2
Cash and cash equivalents, end of period	$5.0	$6.7	$550.1	$—	$561.8

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

Consolidated Statement of Earnings (Condensed)	For the Quarter Ended March 31, 2012
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$78.3	$—	$78.3
Guarantors	112.5	(21.4)	91.1
Non-Guarantors	83.6	—	83.6
Eliminations	(161.4)	21.4	(140.0)
Earnings before income taxes	113.0	—	113.0
Parent Company	77.9	—	77.9
Guarantors	99.5	(21.4)	78.1
Non-Guarantors	65.1	—	65.1
Eliminations	(164.6)	21.4	(143.2)
Net earnings	$77.9	$—	$77.9

Consolidated Statement of Earnings (Condensed)	For the Six Months Ended March 31, 2012
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$223.1	$—	$223.1
Guarantors	295.1	(29.0)	266.1
Non-Guarantors	209.1	—	209.1
Eliminations	(405.9)	29.0	(376.9)
Earnings before income taxes	321.4	—	321.4
Parent Company	221.7	—	221.7
Guarantors	246.4	(29.0)	217.4
Non-Guarantors	162.6	—	162.6
Eliminations	(409.0)	29.0	(380.0)
Net earnings	$221.7	$—	$221.7

Consolidating Statement of Cash Flows (Condensed)	For the Six Months Ended March 31, 2012
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$5.7	$0.2	$5.9
Guarantors	117.8	27.7	145.5
Non-Guarantors	103.2	1.1	104.3
Eliminations	—	(29.0)	(29.0)
Net cash from/(used by) operating activities	226.7	—	226.7
Parent Company	—	3.0	3.0
Guarantors	(37.3)	(133.9)	(171.2)
Non-Guarantors	1.4	(30.0)	(28.6)
Eliminations	—	160.9	160.9
Net cash from/(used by) investing activities	(35.9)	—	(35.9)
Parent Company	(0.7)	(3.2)	(3.9)
Guarantors	(78.1)	106.2	28.1
Non-Guarantors	(20.9)	28.9	8.0
Eliminations	—	(131.9)	(131.9)
Net cash (used by)/from financing activities	$(99.7)	$—	$(99.7)

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and six months ended March 31, 2013 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed on November 20, 2012.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as historical and forward-looking adjusted diluted earnings per share, operating results, organic sales and other comparison changes, exclude the impact of currencies, the devaluation of the Venezuela Bolivar Fuerte, the acquisition of ASR including related integration and transaction costs, the costs associated with restructuring, cerain tax items including adjustments to prior years' tax accruals, pension curtailment and certain other items as outlined in the table below are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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
Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future company-wide or segment sales, earnings and earnings per share, investments, capital expenditures, product launches, consumer trends, the competitive environment, cost savings related to restructuring projects, and the timing of such savings, costs necessary to achieve those savings, improvements to working capital levels and the timing and savings associated with such improvements, the impact of price increases, advertising and promotional spending, the impact of foreign currency movements, category value and future growth in our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	General market and economic conditions;

•	Market trends in the categories in which we operate;

•	The success of new products and the ability to continually develop and market new products;

•	Our ability to attract, retain and improve distribution with key customers;

•	Our ability to continue planned advertising and other promotional spending;

•
Our ability to timely execute its strategic initiatives, including restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability;

•	Compliance with debt covenants as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

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

Highlights / Operating Results

Net Earnings for the quarter ended March 31, 2013 were $84.9, or $1.35 per diluted share, compared to $77.9, or $1.17 per diluted share, for the same quarter last year. Net earnings for the six months ended March 31, 2013 were $214.7, or $3.42 per diluted share, compared to $221.7 or $3.33 per diluted share, for the six months ended March 31, 2012.

Net earnings and diluted earnings per share (EPS) for the quarters presented were impacted by certain items related to restructuring and realignment activities, the impact of a pension curtailment gain and certain other adjustments as described in the tables below. The impacts of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures.

	Quarter Ended March 31,
	Net Earnings		Diluted EPS
	2013	2012	2013	2012
Net Earnings/Diluted EPS - GAAP (Unaudited)	$84.9	$77.9	$1.35	$1.17
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	24.8	—	0.39	—
2011 Household Products restructuring	—	1.2	—	0.02
Other realignment/integration	0.6	1.7	0.01	0.03
Venezuela devaluation/other impacts	6.3	—	0.10	—
Adjustments to prior years' tax accruals	(3.0)	—	(0.05)	—
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$113.6	$80.8	$1.80	$1.22

Weighted average shares - Diluted			63.0	66.4
(1) Includes $1.1 of pre-tax costs associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

	Six Months Ended March 31,
	Net Earnings		Diluted EPS
	2013	2012	2013	2012
Net Earnings/Diluted EPS - GAAP (Unaudited)	$214.7	$221.7	$3.42	$3.33
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	56.3	—	0.90	—
Pension curtailment	(23.5)	—	(0.37)	—
2011 Household Products restructuring	—	(6.4)	—	(0.10)
Other realignment/integration	1.3	2.6	0.02	0.04
Venezuela devaluation/other impacts	5.9	—	0.09	—
Adjustments to prior years' tax accruals	(3.0)	—	(0.05)	—
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$251.7	$217.9	$4.01	$3.27

Weighted average shares - Diluted			62.8	66.6
(1) Includes $1.1 of pre-tax costs associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table provides a recap of the change in total net sales for the quarter and six months ended March 31, 2013 as compared to the quarter and six months ended March 31, 2012.

Net Sales - Total Company (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2013

	Q2	%Chg	Six Months	%Chg
Net Sales - FY '12	$1,101.8		$2,299.9
Organic	3.2	0.3%	0.5	—%
Impact of currency	(9.1)	(0.8)%	(12.0)	(0.5)%
Net Sales - FY '13	$1,095.9	(0.5)%	$2,288.4	(0.5)%

For the quarter, on a reported basis, net sales were $1,095.9, a decrease of $5.9, or 0.5%, as compared to the same period last year including a decrease of $9.1 due to unfavorable currencies. Exclusive of the impact of unfavorable currencies, net sales were essentially flat for the quarter as organic growth of 1.3% in Personal Care was offset by a comparable reduction in organic sales in Household Products. The organic growth in Personal Care was driven by an 8% increase in Skin Care net sales, which was partially offset by a 1% organic decline in Wet Shave due primarily to extraordinary competitive activity that, we believe, contributed to overall category deflation versus historical norms. In Household Products, the organic sales decline was consistent with the overall battery category trend.

For the six months, on a reported basis, net sales were $2,288.4 , a decrease of $11.5, or 0.5%, as compared to the same period last year due entirely to unfavorable currencies. Both Personal Care and Household Products net sales were essentially flat, on an organic basis, for the first half of fiscal 2013. See "Segment Results" for further information on the six month net sales results for each division.

Gross margin for the quarter ended March 31, 2013, was 48.4%, up 150 basis points as compared to the prior year quarter. This increase was driven primarily by improved gross margin in Household Products due to lower product costs, including improved commodity costs and the favorable impact of the early stages of cost savings associated with our restructuring initiatives.

On a year to date basis gross margin as a percentage of net sales was 47.7%, up 70 basis points again driven by improved product costs in Household Products and favorable pricing, primarily in the first fiscal quarter.

Total selling, general and administrative expense (SG&A) was $209.9, or 19.2% of net sales, for the current year quarter as compared to $232.2, or 21.1% of net sales, for the prior year quarter. SG&A expenses were lower for the quarter as a result of effective spending controls and the favorable impact of the early stages of our restructuring initiatives.

On a year to date basis, SG&A as a percent of net sales was 17.9% as compared to 19.4% in the prior fiscal period, down 150 basis points, driven by lower expenses.

For the quarter, advertising and sales promotion (A&P) was $102.5, or 9.4% of net sales as compared to $111.7, or 10.1% of net sales in the prior year quarter. A&P was essentially flat in Personal Care for the quarter while spending in Household Products was down somewhat as compared to the prior year quarter due to the timing of spending. On a year to date basis, A&P was relatively flat at approximately 9% of net sales as compared to the same six months in the prior fiscal year.

Research and development (R&D) expense was $24.8 for the quarter ended March 31, 2013 as compared to $27.7 for the prior year quarter. This decrease was due primarily to certain restructuring initiatives primarily in Household Products R&D. These restructuring initiatives were also the driver of the six month reduction in reported R&D, which was down approximately $4 as compared to the same period in the prior year.

For the the quarter and six months ended March 31, 2013, the Company recorded pre-tax expense of $37.4 and $86.4, respectively, of charges related to the 2013 Restructuring Plan including:

•
Non-cash asset impairment charges of $19.3 for the six months ended March 31, 2013 and accelerated depreciation charges of $5.7 and $9.8 for the quarter and six months ended March 31, 2013, respectively, (collectively $29.1 for the six months ended) related primarily to anticipated plant closures,

•	Severance and related benefit costs of $17.7 and $31.3 associated with staffing reductions that have been identified to date, for the quarter and six months ended March 31, 2013, respectively, and

•
Consulting, program management and other charges including costs related to certain information technology enablement activities associated with the restructuring of $14.0 and $26.0 for the quarter and six months ended March 31, 2013, respectively.

The 2013 restructuring costs were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, costs of $1.1 pre-tax, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed) for the second fiscal quarter of 2013. These costs are considered part of the total costs incurred for our restructuring initiative.

The Company estimates that restructuring costs for the remainder of fiscal 2013 will be in the range of $60 to $70. For the total project, restructuring costs are estimated to remain in the previously disclosed range of approximately $250.

The Company estimates that it realized approximately $15 in savings in the second fiscal quarter of 2013. These savings contributed to improved comparative metrics for gross margin and SG&A for the quarter. At this time, the Company estimates that it will realize total restructuring savings between $50 and $60 in fiscal 2013, which reflects an increase in the savings range for fiscal 2013 as compared to the earlier estimate of $25 to $35. In addition, the Company estimates that total project gross savings for the restructuring initiatives will be in the range of $225, up approximately $25 from the original estimate for gross savings of $200. The Company plans to reinvest the incremental, total project savings in support of its business, netting to the previously disclosed amount of $150 in net savings by 2015.

For the quarter and six months ended March 31, 2012, our prior Household Products restructuring activities generated pre-tax expense of $1.5 and pre-tax income of $7.7 due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the prior six month period.

The restructuring charges recorded in fiscal 2013 and 2012, as well as the non-cash pension curtailment gain noted above are presented as separate line items on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans will be frozen and future service benefits will no longer be accrued under this retirement program. For the six months ended March 31, 2013, the Company recorded a non-cash, pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan, which was approved and communicated to impacted colleagues during the first quarter. This pension curtailment gain was reported on a separate line item in the Consolidated Statements of Earnings and Comprehensive income (Condensed). See Note 7 to the Condensed Financial Statements.

Interest expense was $32.8 and $66.3 for the second quarter and six month periods of fiscal 2013, up $2.6 and $6.2, respectively, as compared to the prior year quarter and six month periods. The increase in interest expense for both the fiscal 2013 quarter and year to date was due to a combination of higher average debt outstanding, resulting, in part, from share repurchases in fiscal 2012 and somewhat higher average rates as a result of issuing ten-year public notes that replaced the lower-rate, maturing term loan, in the third quarter of the prior fiscal year.

Other financing expense was $10.3 and $18.2, respectively for the quarter and six months ended March 31, 2013. This cost includes a charge of approximately $6 in the second fiscal quarter of 2013 due to the recent currency devaluation in Venezuela. The remaining expense was due primarily to foreign exchange losses related primarily to the strengthening of the U.S. dollar in relation to the Japanese yen, and a loss from the mark to market on certain commodity contracts, which were terminated in the first fiscal quarter of 2013.

For the quarter, the Company's effective tax rate was approximately 25%. However, the effective tax rate was favorably impacted by certain discrete items in the quarter including the retroactive reinstatement of the R&D tax credit as part of the recently passed tax legislation and certain favorable prior year foreign tax adjustments. These items favorably impacted the effective rate for the quarter by approximately 3 percentage points.

In addition our six month effective tax rate has been favorably impacted by the fact that the costs associated with our 2013 restructuring initiative have been primarily incurred in the U.S., which has resulted in a higher tax benefit as compared to our overall global effective tax rate. Exclusive of the favorable discrete items in the second quarter of fiscal 2013, as well as the tax effect of the reconciling items shown on the net earnings to adjusted net earnings reconciliation table, the Company's effective tax rate was approximately 30.0% for the six months of fiscal 2013 as compared to 31.4% for the same period in the prior year.

Recent Developments

Venezuela Devaluation

Effective January 1, 2010 and continuing through the second quarter of fiscal 2013, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

On February 13, 2013, the Venezuela government devalued the Bolivar Fuerte relative to the U.S. dollar. The revised official exchange rate for imported goods moved from 4.30 per U.S. dollar to an exchange rate of 6.30 per U.S. dollar. The Central Government also suspended the alternate currency market administered by the central bank known as SITME that made U.S. dollars available at a rate higher than the previous official rate, generally in the range of 5.50 per U.S. dollar. As access to U.S. dollars at the official exchange rate was greatly limited, the Company had been utilizing the SITME market to obtain U.S. dollars for the import of product on a regular basis since the establishment of this market. As a result, the Company had been using the higher SITME rate prior to the recent devaluation to translate its operating results and to value its net monetary assets held in local Venezuela currency.

As a result of the devaluation noted above and the elimination of the SITME market, the Company valued its net monetary assets at March 31, 2013 using the revised official rate of 6.30 per U.S. dollar. Thus, the Company recorded a devaluation charge of approximately $6 in the second fiscal quarter of 2013 due primarily to the devaluation of local currency cash balances. This charge was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, operating results for the second fiscal quarter were translated using a blended rate, which was approximately 6.00 Bolivar Fuerte per U.S. dollar, reflecting the use of the new official rate for the latter half of the quarter and the previous SITME rate for the first half of the quarter.

The Company continues to monitor developments in Venezuela including the ability to convert local currency to U.S. dollars for the purpose of importing goods from other Energizer affiliates since product sold by the Company's Venezuelan affiliate is obtained via import. The Company will continue to seek to convert local currency to U.S. dollars at the revised official rate through the long-standing government agency responsible for such transactions known as CADIVI. However, obtaining U.S. dollars from CADIVI at the official exchange rate has been limited in the past. The Company has no way of knowing if the recent devaluation actions coupled with the elimination of the SITME market will change the availability of local currency exchanges to U.S. dollars at the official exchange rate via CADIVI. In March 2013, the government, through a third party conduit, conducted an auction, which allowed importers to convert local currency to U.S. dollars. The government has not yet published the results of this auction. It is unclear at this time if such an auction market will continue and, if so, at what price such U.S. dollars will be made available to importers. Due to the uncertainty of the availability of U.S. dollars at the official exchange rate, the lack of clarity on what, if any, future auctions will take place and at what price such auctions will offer U.S. dollars, the Company is not able to predict the amount of future imports to Venezuela or the ultimate price it will be able to obtain to convert local currency to U.S. dollars in the future to pay for such imports.

At March 31, 2013, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate under highly inflationary accounting was approximately $42. Further currency devaluation in Venezuela, either through official channels or via the use of alternative exchange mechanisms may result in additional devaluation of the Company's net monetary assets in Venezuela and may negatively impact the operating results of the Company's Venezuelan affiliate.

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

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter and six months ended March 31, 2013.

For the quarter and six months ended March 31, 2013, the Company recorded $37.4 and $86.4, respectively in restructuring charges related to its 2013 restructuring. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, costs of $1.1 pre-tax, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed) for the second fiscal quarter of 2013. These costs are considered part of the total costs incurred for our restructuring initiative. See Note 2 to the Condensed Financial Statements.

For the quarter and six months ended March 31, 2012, our previous Household Products restructuring initiative generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. See Note 2 to the Condensed Financial Statements.

Segment sales and profitability for the quarter and six months ended March 31, 2013 and 2012, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2013
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '12	$651.5		$1,215.9
Organic	8.0	1.3%	—	—%
Impact of currency	(6.9)	(1.1)%	(9.0)	(0.7)%
Net Sales - FY '13	$652.6	0.2%	$1,206.9	(0.7)%

For the quarter, net sales increased 0.2% on a reported basis, including the unfavorable impact of currencies. Organic sales increased 1.3% due primarily to the following:

•
Wet Shave net sales decreased 2% on a reported basis, and declined nearly 1% organically, due to prior year pipeline fill of Hydro Silk and the overall impact of competitive activity. These shortfalls were mostly offset by the launch of Hydro disposables in North America and international growth in men's systems and disposables.

•	Skin Care net sales increased 8% on both a reported and organic basis due to higher sales of Hawaiian Tropic, Banana Boat and Wet Ones.

•	All other product lines were essentially flat on a combined basis.

For the six months, net sales were down slightly due to the unfavorable impact of currencies. Exclusive of the impact of currencies, net sales were flat for the six month period primarily for the reasons noted above.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2013
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '12	$128.3		$251.8
Operations	13.4	10.4%	5.7	2.2%
Impact of currency	(5.3)	(4.1)%	(4.9)	(1.9)%
Segment Profit - FY '13	$136.4	6.3%	$252.6	0.3%

Segment profit for the quarter was $136.4, up 6.3% inclusive of the negative impact of unfavorable currencies, most notably the weakening of the Japanese yen. Operationally, segment profit increased more than 10% in the quarter driven by the favorable impact of the organic sales growth noted above and lower overhead spending.

Segment profit for the six months was essentially flat as compared to the same period in the prior year inclusive of the impact of approximately $5 of unfavorable currencies. Operationally, segment profit increased $5.7 or 2.2% in the six month period due primarily to lower overhead spending.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2013
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '12	$450.3		$1,084.0
Organic	(4.8)	(1.1)%	0.5	0.1%
Impact of currency	(2.2)	(0.5)%	(3.0)	(0.3)%
Net Sales - FY '13	$443.3	(1.6)%	$1,081.5	(0.2)%

Net sales decreased 1.6% on a reported basis, and decreased 1.1% organically in the quarter.  The decrease in organic sales was due to a continued decline in category unit volumes partially offset by favorable pricing due to the impact of the fiscal 2012 price increase, primarily in the U.S.

On a year to date basis, net sales were essentially flat on a reported and organic basis. However, this result included approximately $18 million of incremental sales related to Hurricane Sandy in the first fiscal quarter of 2013. Excluding the impact of Hurricane Sandy, organic net sales declined 1.6% due to category unit volume declines partially offset by the favorable impact of pricing as compared to the prior six months.

We estimate that the global battery category declined approximately 2% in volume and was down approximately 1% in value during the latest 12 weeks. We have now reached the anniversary of the 2012 U.S. retail price increase. Thus, we expect that the trend in category value will decline at a rate, which more closely aligns with the declining unit volume trend over time. However, changes in promotions and other competitive activities may alter this comparative in any given quarter.

As noted in prior disclosures, the battery category remains challenging as unit volumes continue on a downward trend.   In addition to this unit volume trend, the Company expects the declining trend in battery category value will more closely align with the downward volume trend in future periods, as we have recently reached the anniversary of the increased retail price implemented in 2012, primarily by U.S. retailers.  Given these category trends, the Company believes that the cost of doing business in the battery category may be increasing, and expects heightened competitive activity as manufacturers seek to retain market share or gain additional volume opportunities. As a result of this competitive environment, we have experienced both gains and losses in distribution and shelf space. Overall we anticipate a net loss of market share and a decline in net sales in the fourth quarter of fiscal 2013. These shelf space shifts are an indicator of the challenging competitive environment in the battery category and we expect that such activity may continue, leading to increased volatility for battery manufacturers.

The Company believes that this escalating competitive environment underscores the importance of focusing on its core battery and lights business to ensure delivery of quality products and superior customer service, while aggressively reducing our costs to ensure we remain efficient and competitive.

Segment Profit - Household Products (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2013
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '12	$69.1		$217.9
Operations	33.4	48.4%	45.2	20.8%
Impact of currency	(1.7)	(2.5)%	(1.7)	(0.8)%
Segment Profit - FY '13	$100.8	45.9%	$261.4	20.0%

Segment profit for the quarter was $100.8, up $31.7, or 45.9%, versus the same quarter last year. This increase was driven by:

•	increased gross margin, despite lower sales, driven by favorable product costs, including lower commodity costs and the early stages of cost savings related to our 2013 restructuring,

•	lower A&P due to the timing of promotional activities, and

•	lower overhead costs driven primarily by cost savings from our 2013 restructuring efforts, as well as continued focus on spending controls.
For the six months ended March 31, 2013, segment profit increased $43.5, or 20.0%, due to the factors noted above and the impact of the incremental Hurricane Sandy volume in the first fiscal quarter of 2013.

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
General corporate expenses	$36.2	$43.4	$64.7	$80.1
Other realignment / integration	0.9	2.6	1.9	4.1
Sub-total	37.1	46.0	66.6	84.2
2013 restructuring and related costs (1)	38.5	—	87.5	—
Pension curtailment gain	—	—	(37.4)	—
Prior Household Products restructuring	—	1.5	—	(7.7)
General corporate and other expenses	$75.6	$47.5	$116.7	$76.5
% of total net sales	6.9%	4.3%	5.1%	3.3%

(1) Includes $1.1 of pre-tax costs associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

For the quarter and six months ended March 31, 2013, general corporate and other expenses, including integration and other realignment charges were $37.1 and $66.6, respectively, as compared to $46.0 and $84.2, respectively, for the same quarter and six months in the prior fiscal year. The decreases in both periods were due primarily to lower compensation costs, effective spending controls and the favorable impact of the early stages of our restructuring savings as compared to the same quarter and six month period in the prior fiscal year.

For the quarter and six months ended March 31, 2013, the Company recorded $38.5 and $87.5, respectively, of restructuring and related costs for its 2013 restructuring. In addition, costs of $1.1 pre-tax, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed) for the second fiscal quarter of 2013. These costs are considered part of the total costs incurred for our restructuring initiative. See Note 2 to the Condensed Financial Statements.

For the quarter and six months ended March 31, 2012, our previous Household Products restructuring initiative generated pre-tax expense of $1.5 and pre-tax income of $7.7, respectively due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.1 of additional restructuring costs in the six month period. See Note 2 to the Condensed Financial Statements.

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans will be frozen and future service benefits will no longer be accrued under this retirement program. For the six months ended March 31, 2013, the Company recorded a pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan, which was approved and communicated to impacted colleagues during the first quarter. This pension curtailment gain was reported on a separate line item in the Consolidated Statements of Earnings and Comprehensive income (Condensed). See Note 7 to the Condensed Financial Statements.

Liquidity and Capital Resources

Cash flow from operations increased $23.0 for the six months ended March 31, 2013 as compared to the same six months in the prior fiscal year. This increase was due to improved cash flow from changes in current assets and liabilities used in operations ("working capital"). Working capital is typically a use of cash in the first half of the fiscal year due, in part, to certain aspects of our business, including the seasonal nature of some of our categories, which would include the inventory build needed to support the suncare season. This trend remained the same in fiscal 2013. However, for the six months ended March 31, 2013, working capital was a use of cash of approximately $59 as compared to a use of cash of approximately $96 in the prior year six months. This change included improved days sales outstanding for receivables and improved days payable outstanding, both resulting from our initiative to reduce working capital, as well as higher accrued expenses in the current quarter as compared to the prior year due primarily to the timing of cash payments related to our 2013 restructuring.

Capital expenditures were $38.1 for the six months ended March 31, 2013 as compared to $51.5 for the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $80 to $90 for fiscal 2013. In addition, we expect to incur some level of incremental investments in information technology over the next 18 to 24 months to improve capabilities and to enable certain initiatives related to our 2013 restructuring. We expect these expenditures will be financed with cash flow from operations.

At March 31, 2013, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

The Company’s total borrowings were $2,494.6 at March 31, 2013, including $230.9 tied to variable interest rates. The Company maintains total committed debt facilities of $2,929.6. The Company's Amended and Restated Revolving Credit Agreement currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. Borrowings of $15.0 and letters of credit of $10.0 were outstanding under our revolving credit facility, leaving $425 available as of March 31, 2013.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.5 to 1, and the ratio of its EBIT to total interest expense was 5.5 to 1, for the three months ended March 31, 2013. The ratios at March 31, 2013 were somewhat negatively impacted by a portion of the pre-tax charges associated with the 2013 restructuring as such charges, exclusive of those considered non-cash, reduced EBITDA as defined in the agreements. We expect the ratios to be negatively impacted in the near term due to anticipated restructuring charges, but we expect to remain in full compliance with the debt covenant ratios. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants. At March 31, 2013, there was $196.0 outstanding under this facility.

On April 30, 2012, the Board of Directors approved the repurchase of up to 10 million shares. The Company did not repurchase any shares of the Company's common stock, except for a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter and the six months ended March 31, 2013. The Company has approximately 6 million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On January 28, 2013, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2013 of $0.40 per share of Common Stock, which was paid on March 13, 2013. The dividend paid totaled $24.8.

Subsequent to the quarter, on April 29, 2013, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2013 of $0.40 per share of Common Stock, which will be paid on June 11, 2013, and is expected to be approximately $25.

A summary of Energizer’s significant contractual obligations at March 31, 2013 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,265.0	$125.0	$440.0	$290.0	$1,410.0
Interest on long-term debt	692.4	119.0	210.9	158.1	204.4
Minimum pension funding (1)	105.3	38.8	34.7	31.8	—
Operating leases	127.2	26.8	36.4	25.9	38.1
Purchase obligations and other (2) (3) (4)	124.2	52.0	39.6	9.3	23.3
Total	$3,314.1	$361.6	$761.6	$515.1	$1,675.8

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $39. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company’s pension plans. The estimates beyond 2013 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2017 are not currently determinable.

2
The Company has estimated approximately $4.0 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of March 31, 2013, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $41. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $60 of fixed costs related to third party logistics contracts.
4	Included in the table above are approximately $21 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at estimated fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of March 31, 2013, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2013 resulted in income of $1.9 and $2.2, respectively and for the quarter and six months ended March 31, 2012 resulted in income of $1.1 and $0.2 and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At March 31, 2013 and September 30, 2012, the Company had an unrealized pre-tax gain and pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $12.5 and $5.9, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Contract maturities for these hedges extend into 2014. There were 72 open foreign currency contracts at March 31, 2013 with a total notional value of approximately $347.

The Company has investments in Venezuelan affiliates. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. In February 2013, the Venezuelan government devalued its local currency in relation to the U.S. dollar from 4.30 per U.S. dollar to 6.30 per U.S. dollar. In addition, the Central Government also suspended the alternate currency market administered by the central bank known as SITME that made U.S. dollars available at a rate higher than the previous official rate, generally in the range of 5.50 per U.S. dollar. The Company had been utilizing the SITME market to obtain U.S. dollars for the import of product on a regular basis since the establishment of this market, since access to U.S. dollars at the official exchange rate was greatly limited. We continue to monitor this situation including the impact continued restrictions on the ability to exchange local currency for U.S. dollars may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At March 31, 2013, the Company had approximately $42 in net monetary assets in Venezuela. Due to the uncertainty of the availability of U.S. dollars at the official exchange rate, the lack of clarity on what, if any, future alternatives will be available to obtain U.S. dollars, and at what price such alternatives may offer U.S. dollars, the Company is not able to predict the amount of future imports to Venezuela or the ultimate price it will be able to convert local currency to U.S. dollars to pay for future imports. See Note 3 to the Condensed Financial Statements.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments may be used by the Company to reduce exposure to variability in cash flows associated with future purchases of certain commodities. In September 2012, the Company discontinued hedge accounting treatment for its then existing zinc contracts and reclassified the ineffective portion of the de-designated contracts from Accumulated other comprehensive loss into income. In November 2012, all remaining zinc contracts were settled and a $1.9 loss was included in Other financing items, net in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the six months ended March 31, 2013.

Interest Rate Exposure

Through December 2012, the Company had specific interest rate risk with respect to interest expense on the Company's term loan, which was repaid by the end of the first quarter of fiscal 2013. As a result, the interest rate swap agreement in place to hedge this specific risk was settled on November 30, 2012 for a $0.3 loss. This loss was included in interest expense in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). At March 31, 2013 the Company had $230.9 of variable rate debt outstanding.

Stock Price Exposure

At March 31, 2013, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. This contract expires in September 2013. The fair market value of the share option was $18.2 and $2.5, which was included in other current assets at March 31, 2013 and September 30, 2012, respectively. The change in estimated fair value of the total share option for the quarter and six months ended March 31, 2013 resulted in income of $14.7 and $18.5, respectively, and for the quarter and six months ended March 31, 2012 resulted in expense of $2.4 and income of $5.5, respectively and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2013	1,529	$86.90	—	6,019,739
February 1 to 28, 2013	335	$88.45	—	6,019,739
March 1 to 31, 2013	1,606	$92.98	—	6,019,739

(1)	3,470 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock during the quarter ended March 31, 2013. The Company has 6,019,739 shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	May 1, 2013

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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