Form 10-Q
period 2013-06-30
ENERGIZER HOLDINGS INC
filed 2013-07-31
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number: 001-15401
____________________________________________________________________________________________________________
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on June 30, 2013: 62,271,571.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Nine Months Ended June 30, 2013 and 2012	3

Unaudited Consolidated Balance Sheets (Condensed) as of June 30, 2013 and September 30, 2012	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Nine Months Ended June 30, 2013 and 2012	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	46

SIGNATURES	47

EXHIBIT INDEX	48

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,111.5	$1,124.1	$3,399.9	$3,424.0
Cost of products sold	601.1	595.3	1,797.2	1,813.5
Gross profit	510.4	528.8	1,602.7	1,610.5

Selling, general and administrative expense	201.8	233.8	612.2	680.1
Advertising and sales promotion expense	121.0	141.8	318.3	349.9
Research and development expense	24.2	28.6	73.6	81.9
2013 restructuring	22.7	—	109.1	—
Pension curtailment	—	—	(37.4)	—
2011 Household Products restructuring	—	0.5	—	(7.2)
Interest expense	32.7	34.0	99.0	94.1
Other financing items, net	1.6	1.3	19.8	1.5
Earnings before income taxes	106.4	88.8	408.1	410.2
Income tax provision	19.2	18.6	106.2	118.3
Net earnings	$87.2	$70.2	$301.9	$291.9

Basic net earnings per share	$1.40	$1.08	$4.86	$4.45
Diluted net earnings per share	$1.38	$1.06	$4.80	$4.40

Statement of Comprehensive Income:
Net earnings	$87.2	$70.2	$301.9	$291.9
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(7.2)	(48.7)	(25.3)	(40.0)
Pension/postretirement activity, net of tax of $2.2 and $(6.7) for the quarter and nine months ended June 30, 2013, respectively and $2.0 and $2.9 for the quarter and nine months ended June 30, 2012, respectively	6.5	3.6	(7.3)	7.2
Deferred gain on hedging activity, net of tax of $1.4 and $8.8 for the quarter and nine months ended June 30, 2013, respectively and $0.8 and $2.8 for the quarter and nine months ended June 30, 2012, respectively	4.2	1.6	15.5	2.0
Total comprehensive income	$90.7	$26.7	$284.8	$261.1

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2013	September 30, 2012
Current assets
Cash and cash equivalents	$948.8	$718.5
Trade receivables, less allowance for doubtful accounts of $14.5 and $15.9, respectively	572.9	676.7
Inventories	630.2	672.4
Other current assets	541.6	455.0
Total current assets	2,693.5	2,522.6
Property, plant and equipment, net	763.4	848.5
Goodwill	1,469.0	1,469.5
Other intangible assets, net	1,835.0	1,853.7
Other assets	39.3	36.9
Total assets	$6,800.2	$6,731.2

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$140.0	$231.5
Notes payable	280.5	162.4
Accounts payable	309.5	325.2
Other current liabilities	564.4	588.4
Total current liabilities	1,294.4	1,307.5
Long-term debt	1,998.7	2,138.6
Other liabilities	1,201.1	1,215.6
Total liabilities	4,494.2	4,661.7
Shareholders' equity
Common stock, $.01 par value, 108,008,682 shares authorized; 65,251,989 and 108,008,682 shares issued at June 30, 2013 and September 30, 2012, respectively	0.7	1.1
Additional paid-in capital	1,618.3	1,621.7
Retained earnings	1,070.7	2,993.2
Common stock in treasury, at cost, 2,962,122 and 46,486,595 shares at June 30, 2013 and September 30, 2012, respectively	(148.8)	(2,328.7)
Accumulated other comprehensive loss	(234.9)	(217.8)
Total shareholders' equity	2,306.0	2,069.5
Total liabilities and shareholders' equity	$6,800.2	$6,731.2

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash Flow from Operating Activities
Net earnings	$301.9	$291.9
Non-cash restructuring costs	36.4	—
Pension curtailment	(37.4)	—
Depreciation and amortization	109.0	120.6
Non-cash items included in income	80.4	47.2
Other, net	(42.8)	(29.1)
Operating cash flow before changes in working capital	447.5	430.6
Changes in current assets and liabilities used in operations	22.3	(83.8)
Net cash from operating activities	469.8	346.8

Cash Flow from Investing Activities
Capital expenditures	(59.3)	(76.4)
Proceeds from sale of assets	1.3	19.2
Other, net	(0.3)	(3.2)
Net cash used by investing activities	(58.3)	(60.4)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with maturities greater than 90 days, net of discount	—	498.6
Payment of debt issue cost	—	(4.1)
Cash payments on debt with original maturities greater than 90 days	(231.5)	(439.5)
Net increase in debt with original maturities of 90 days or less	120.4	42.2
Common stock purchased	—	(211.5)
Cash dividends paid	(74.5)	—
Proceeds from issuance of common stock	16.5	2.3
Excess tax benefits from share-based payments	5.1	2.1
Net cash used by financing activities	(164.0)	(109.9)

Effect of exchange rate changes on cash	(17.2)	(15.6)

Net increase in cash and cash equivalents	230.3	160.9
Cash and cash equivalents, beginning of period	718.5	471.2
Cash and cash equivalents, end of period	$948.8	$632.1

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events, see Note 14. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2012 included in the Annual Report on Form 10-K dated November 20, 2012.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructurings including the previously announced 2013 Restructuring Plan, acquisition integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest expense and income, are managed on a global basis at the corporate level. The exclusion from segment results of charges could be other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects how management evaluates segment performance.

The Company's operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in most countries, a combined sales force and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.

For the quarter and nine months ended June 30, 2013, the Company recorded pre-tax expense of $22.7 and $109.1, respectively, related to its 2013 restructuring. These costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.1 and $3.2 were recorded for the quarter and nine months of fiscal 2013, respectively, associated with certain information technology enablement activities related to our restructuring initiatives, and these costs are included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed). Finally pre-tax costs of $4.7, for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring are included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for our restructuring initiative. See Note 2 for further information.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future service benefits will no longer be accrued under this retirement program. For the nine months ended June 30, 2013, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 as a result of this plan change. The pension curtailment gain is reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 7 for further information. In addition, see Note 14 for further information on an additional curtailment gain expected in the fiscal fourth quarter of 2013.

For the quarter and nine months ended June 30, 2012, our prior Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively, due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011. This gain was partially offset by $5.6 of additional restructuring costs in the nine month period. See Note 2 for further information.

For the nine months ended June 30, 2013, the Company recorded expense of $6.1 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. The net monetary assets in Venezuela were valued using the revised official exchange rate of 6.30 Venezuelan Bolivar Fuerte to one U.S. dollar at June 30, 2013. The devaluation impact, which was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), was not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and operating profit, have and may further be negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant and material to understanding the year-over-year comparatives.

Segment sales and profitability for the quarter and nine months ended June 30, 2013 and 2012, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Net Sales
Personal Care	$649.5	$673.5	$1,856.4	$1,889.4
Household Products	462.0	450.6	1,543.5	1,534.6
Total net sales	$1,111.5	$1,124.1	$3,399.9	$3,424.0

	For the quarter ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Operating Profit
Personal Care	$111.3	$109.4	$363.9	$361.2
Household Products	100.1	69.5	361.5	287.4
Total operating profit	211.4	178.9	725.4	648.6

General corporate and other expenses	(36.7)	(35.2)	(103.3)	(119.4)
2013 restructuring (1)	(29.5)	—	(117.0)	—
Pension curtailment	—	—	37.4	—
2011 Household Products restructuring	—	(0.5)	—	7.2
Litigation provision	—	(13.5)	—	(13.5)
Amortization of intangibles	(4.5)	(5.6)	(15.6)	(17.1)
Venezuela devaluation/other impacts	(0.2)	—	(6.1)	—
Interest and other financing items	(34.1)	(35.3)	(112.7)	(95.6)
Total earnings before income taxes	$106.4	$88.8	$408.1	$410.2
(1) Includes pre-tax costs of $2.1 and $3.2, respectively, for the quarter and nine months ended June 30, 2013, associated with certain information technology and related activities, which are included in Selling, general and administrative expense on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $4.7, for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring, which are included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2013	2012	2013	2012
Wet Shave	$394.3	$399.8	$1,192.5	$1,223.9
Alkaline batteries	283.8	258.9	946.9	914.1
Other batteries and lighting products	178.2	191.7	596.6	620.5
Skin Care	155.7	167.7	366.1	362.4
Feminine Care	46.4	50.5	129.2	134.7
Infant Care	39.6	42.8	128.2	133.5
Other personal care products	13.5	12.7	40.4	34.9
Total net sales	$1,111.5	$1,124.1	$3,399.9	$3,424.0

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

For the quarter and nine months ended June 30, 2013, the Company recorded pre-tax expense of $22.7 and $109.1, respectively, of charges related to the 2013 Restructuring Plan including:

•
Non-cash asset impairment charges of $19.3 for the nine months ended June 30, 2013 and accelerated depreciation charges of $7.3 and $17.1 for the quarter and nine months ended June 30, 2013, respectively, (collectively for the nine months, $36.4) related primarily to anticipated plant closures,

•	Severance and related benefit costs of $6.7 and $38.0 for the quarter and nine months ended June 30, 2013, respectively, associated with staffing reductions that have been identified to date, and

•	Consulting, program management and other charges associated with the restructuring of $8.7 and $34.7 for the quarter and nine months ended June 30, 2013, respectively.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.1 and $3.2, for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income

(Condensed). Additionally, pre-tax costs of $4.7, for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring are included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). The information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for our restructuring initiative.

A summary of the estimated remaining costs for the 2013 restructuring, which will be incurred for the remainder of fiscal 2013 and in fiscal 2014 is as follows. Total, as well as category ranges, are subject to change based on final restructuring decisions.

•	Approximately $65-$70 related to plant closure and accelerated depreciation charges,

•	Approximately $20-$30 related to severance and related benefit costs,

•	Approximately $20-$25 related to consulting and program management, and

•	Approximately $5-$10 related to other exit costs.

In addition, the Company expects to incur incremental investments in capital expenditures over the next 15 months, primarily related to IT enablement of certain restructuring initiatives.

As stated above, the Company does not include the 2013 restructuring costs in the results of its reportable segments. The estimated pre-tax impact of allocating such charges to segment results would have been as follows:

•
Non-cash impairment and accelerated depreciation charges of approximately $7 and $36 for the quarter and nine months ended June 30, 2013, respectively, would be fully allocated to our Household Products segment.

•
Severance and related benefit costs of approximately $7 and $32 for the quarter and nine months ended June 30, 2013, respectively, would be allocated to our Household Products segment. Charges of approximately $0 and $5 for the quarter and nine months ended June 30, 2013, respectively, would be allocated to our Personal Care segment. The remaining charges of approximately $0 and $1 for the quarter and nine months ended June 30, 2013, respectively would be allocated to Corporate. As certain headcount provides services to both segments, charges for severance and related benefits for such headcount requires an allocation.

•
Consulting, program management and other exit costs of approximately $7 and $24 for the quarter and nine months ended June 30, 2013, respectively, would be allocated to our Household Products segment. Charges of approximately $1 and $7 for the quarter and nine months ended June 30, 2013, respectively, would be allocated to our Personal Care segment. The remaining charges of approximately $1 and $4 for the quarter and nine months ended June 30, 2013, respectively, would be allocated to Corporate.

The following table summarizes the 2013 Restructuring activity for the first nine months of fiscal 2013.

				Utilized
	October 1, 2012	Charge to Income	Other (a)	Cash	Non-Cash	June 30, 2013
Severance & Termination Related Costs	$—	$38.0	$(0.3)	$(23.4)	$—	$14.3
Asset Impairment/Accelerated Depreciation	—	36.4	—	—	(36.4)	—
Other Related Costs	—	34.7	—	(29.7)	—	5.0
Total	$—	$109.1	$(0.3)	$(53.1)	$(36.4)	$19.3
(a) Includes the impact of currency translation.

Prior Household Products Restructuring

For the quarter and nine months ended June 30, 2012, our prior Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively. The prior period year to date pre-tax income was due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011, which was approximately $13. This gain was offset by additional restructuring costs of $5.6. These costs, net of the gain on the sale of the former manufacturing facility in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Note 3 - Venezuela
Effective January 1, 2010 and continuing through the third quarter of fiscal 2013, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

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

As a result of the devaluation noted above and the elimination of the SITME market, the Company valued its net monetary assets at June 30, 2013 using the revised official rate of 6.30 per U.S. dollar. Thus, the Company recorded a devaluation charge of approximately $6 for the nine months ended June 30, 2013, due primarily to the devaluation of local currency cash balances. This charge was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, operating results for the nine months ended June 30, 2013 were translated using a blended rate, which was approximately 6.0 Bolivar Fuerte per U.S. dollar, reflecting the use of the new official rate for the period following the devaluation and the previous SITME rate for the period prior to the devaluation.

At June 30, 2013, the U.S. dollar value of monetary assets, net of monetary liabilities, which would be subject to an earnings impact from translation rate movements for our Venezuela affiliate under highly inflationary accounting was approximately $51. Further currency devaluation in Venezuela, either through official channels or via the use of alternative exchange mechanisms may result in additional devaluation of the Company's net monetary assets in Venezuela and may negatively impact the operating results of the Company's Venezuelan affiliate.

Note 4 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $7.9 and $22.4 for the quarter and nine months ended June 30, 2013, respectively, and $11.2 and $34.4 for the quarter and nine months ended June 30, 2012, respectively, and were recorded in selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $3.0 and $8.4 for the quarter and nine months ended June 30, 2013, respectively, and $4.2 and $12.8 for the quarter and nine months ended June 30, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2013 and 2012, respectively.

(in millions, except per share data)	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net earnings for basic and dilutive earnings per share	$87.2	$70.2	$301.9	$291.9
Denominator:
Weighted-average shares - basic	62.3	65.1	62.1	65.6
Effect of dilutive securities:
Stock options	0.1	0.2	0.1	0.2
Restricted stock equivalents	0.9	0.7	0.7	0.5
Total dilutive securities	1.0	0.9	0.8	0.7
Weighted-average shares - diluted	63.3	66.0	62.9	66.3
Basic net earnings per share	$1.40	$1.08	$4.86	$4.45
Diluted net earnings per share	$1.38	$1.06	$4.80	$4.40

At June 30, 2013, there were no shares considered anti-dilutive. At June 30, 2012, approximately 0.3 of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, for each period, because to do so would have been anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the potentially dilutive securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2012 and June 30, 2013.

	Household Products	Personal Care	Total
Balance at October 1, 2012	$37.3	$1,432.2	$1,469.5
Cumulative translation adjustment	(0.7)	0.2	(0.5)
Balance at June 30, 2013	$36.6	$1,432.4	$1,469.0

Total amortizable intangible assets other than goodwill at June 30, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames / Brands	$18.8	$12.6	$6.2
Technology and patents	75.2	54.5	20.7
Customer-related/Other	162.2	54.1	108.1
Total amortizable intangible assets	$256.2	$121.2	$135.0

The carrying amount of indefinite-lived trademarks and tradenames, substantially all of which relate to the Personal Care segment, is $1,700.0 at June 30, 2013, a decrease of $1.9 from September 30, 2012 due to changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2013 and the years ending September 30, 2014, 2015, 2016, 2017, 2018 is approximately $4.5, $17.4, $15.1, $15.1, $14.8 and $7.2, respectively, and $60.9 thereafter.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As part of the fiscal 2012 testing, no impairment was indicated. However, the indicated fair values for two brands, Playtex and Wet Ones, were relatively close to the carrying values of approximately $650 for the Playtex brand and approximately $200 for the Wet Ones brand. We expect that the indicated fair values of these two brands to remain close to the carrying value in our 2013 impairment testing. As of June 30, 2013, there were no events or circumstances that were considered to be potential indicators of impairment for goodwill or the indefinite-lived intangible assets, but our annual testing remains in process. As in the past, we plan to complete our annual testing of fiscal 2013 in our fourth fiscal quarter, in conjunction with the completion of our annual planning cycle.

Note 7 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future service benefits will no longer be accrued under this retirement program. For the nine months ended June 30, 2013, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 ($23.5 after-tax) as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In the third quarter of fiscal 2013, the Company identified an error with how that transaction was originally recorded that impacts Consolidated Comprehensive Income, certain balance sheet classifications and certain disclosures impacting the Supplemental Balance Sheet and Guarantor and Non-Guarantor Financial Information for the period ended December 31, 2012 and March 31, 2013. To correct this error, the Company has increased total liabilities by $37.4, increased total assets by $13.9 and decreased accumulated other comprehensive income (AOCI) in the equity section by $23.5 as of June 30, 2013 and reflected the correction of Statement of Comprehensive Income for the nine months ended June 30, 2013. The previously reported amounts at December 31, 2012 of total liabilities and equity were also understated and overstated, respectively, by $23.5. The previously reported amounts at March 31, 2013 of total assets were understated by $10.8, total liabilities were understated by $34.3, and equity was overstated by $23.5. Comprehensive income as previously reported and as revised for the quarter ended December 31, 2012 was $151.8 and $128.4, respectively. Additionally, comprehensive income as previously reported and as revised for the six months ended March 31, 2013 was $217.6 and $194.2, respectively. The Supplemental Financial Statement Information included in Note 11 and the Guarantor and Non-Guarantor Financial Information included in Note 15 also reflect this correction. The correction had no impact on consolidated earnings before income taxes, net earnings, earnings per share or consolidated cash flows for any periods presented during fiscal 2013. The Company assessed the materiality of this item on previously issued interim financial statements for fiscal 2013 in accordance with SEC Staff Accounting

Bulletin No. 99 and No. 108, and concluded that the corrections were not material to the Condensed Consolidated Financial Statements for the first two interim periods in fiscal year 2013. The revised interim condensed financial statements for the first and second quarter of fiscal 2013 will be presented in our Form 10-Q filings in fiscal 2014.

In July 2013, the Company finalized and communicated a decision to discontinue certain post-retirement medical and life insurance benefits. The communication was provided to all eligible participants of the impacted plans and advised that the Company would discontinue all benefits associated with the impacted plans effective December 31, 2013. As a result of this action, the Company expects to record a curtailment gain in the range of $70 to $80 in the fourth fiscal quarter of 2013. This gain represents the combined effect of the acceleration of a prior service cost credit related to previous plan changes and the elimination of the vast majority of the currently-existing post-retirement benefit liability. The only expected liability remaining subsequent to the curtailment recognition will be an estimate of claims incurred but not paid prior to the plan being discontinued.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.

The Company’s net periodic benefit cost for these plans is as follows:

	Pension		Pension
	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	$6.7	$6.8	$20.5	$20.4
Interest cost	12.1	14.7	36.5	42.6
Expected return on plan assets	(16.9)	(16.3)	(50.7)	(47.8)
Amortization of prior service cost	0.1	(1.3)	(0.3)	(4.1)
Amortization of unrecognized net loss	7.3	5.2	21.9	15.4
Settlement charge	—	0.2	0.1	2.0
Curtailment gain	—	—	(37.4)	—
Net periodic benefit cost/(income)	$9.3	$9.3	$(9.4)	$28.5

	Postretirement		Postretirement
	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	0.3	0.6	1.0	1.8
Amortization of prior service cost	(0.9)	(0.7)	(2.8)	(2.0)
Amortization of unrecognized net gain	(0.5)	(0.4)	(1.5)	(1.4)
Net periodic benefit cost	$(1.0)	$(0.4)	$(3.0)	$(1.2)

Note 8 – Debt
Notes payable at June 30, 2013 and September 30, 2012 consisted of notes payable to financial institutions with original maturities of less than one year of $280.5 and $162.4, respectively, and had a weighted-average interest rate of 1.9% and 2.2%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	June 30, 2013	September 30, 2012
Private Placement, fixed interest rates ranging from 5.2% to 6.6%, due 2013 to 2017	$1,040.0	$1,165.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	498.7	498.6
Term Loan - repaid in December 2012	—	106.5
Total long-term debt, including current maturities	2,138.7	2,370.1
Less current portion	140.0	231.5
Total long-term debt	$1,998.7	$2,138.6

The Company’s total borrowings were $2,419.2 at June 30, 2013, including $280.5 tied to variable interest rates. The Company maintains total committed debt facilities of $2,789.2. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016 currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. Borrowings of $80.0 and letters of credit of $10.0 were outstanding under our revolving credit facility, leaving $360 available as of June 30, 2013.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.4 to 1, and the ratio of its EBIT to total interest expense was 5.7 to 1, as of June 30, 2013. The ratios at June 30, 2013 were somewhat negatively impacted by a portion of the pre-tax charges associated with the 2013 restructuring as such charges, exclusive of those considered non-cash, reduced EBITDA as defined in the agreements. We estimate that the ratios may be negatively impacted in the near term due to anticipated restructuring charges, but we expect to remain in full compliance with the debt covenant ratios. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants. At June 30, 2013, there was $182.0 outstanding under this facility.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2013 are as follows: $140.0 in one year, $80.0 in two years, $360.0 in three years, $150.0 in four years, $310.0 in five years and $1,100.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity.

At June 30, 2013, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

Note 9 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the nine months ended June 30, 2013. The Company has approximately 6 million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On April 29, 2013, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2013 of $0.40 per share of Common Stock, which was paid on June 11, 2013. The dividend paid totaled $24.9.

Subsequent to the quarter, on July 29, 2013, the Company's Board of Directors declared a dividend for the fourth quarter of fiscal 2013 of $0.50 per share of Common Stock, which will be paid on September 10, 2013 and is expected to be approximately $31.

On June 4, 2013, the Company retired approximately 43 million shares of its treasury stock. These shares are now authorized but unissued. In accordance with ASC section 505, the treasury stock retirement resulted in a reduction of the following on the Company's Consolidated Balance Sheet (Condensed): treasury stock by $2,146.5, common stock by $0.4 and retained earnings by $2,146.1. There was no effect on the Company's total shareholders' equity as a result of the retirement.

Note 10 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at June 30, 2013 and September 30, 2012 as well as the Company’s objectives and strategies for holding derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, hedging instruments may be used by the Company to reduce exposure to variability in cash flows associated with future purchases of certain commodities. In September 2012, the Company discontinued hedge accounting treatment for its then existing zinc contracts and reclassified the ineffective portion of the de-designated contracts from Accumulated other comprehensive loss into income. In November 2012, all remaining zinc contracts were settled and a $1.9 loss was included in Other financing items, net in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the nine months ended June 30, 2013. At June 30, 2013, there were no open commodity contracts.

Foreign Currency Risk A significant portion of the Company’s product cost is more closely tied to the U.S. dollar than to the local currencies in which the product is sold. As such, a weakening of currencies relative to the U.S. dollar results in margin declines unless mitigated through pricing actions, which are not always available due to the competitive and economic environments. Conversely, a strengthening in currencies relative to the U.S. dollar can improve margins. As a result, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. The Company’s primary foreign affiliates, which are exposed to U.S. dollar purchases, have the Euro, the Yen, the British pound, the Canadian dollar and the Australian dollar as their local currencies. At June 30, 2013 and September 30, 2012, the Company had an unrealized pre-tax gain and unrealized pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $18.1 and $5.9, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2013 levels over the next twelve months, approximately $17.7 of the pre-tax gain included in Accumulated other comprehensive loss at June 30, 2013, is expected to be included in earnings over that same period. Contract maturities for these hedges extend into fiscal year 2014. There were 76 open foreign currency contracts at June 30, 2013 with a total notional value of approximately $345.

Interest Rate Risk Through December 2012, the Company had specific interest rate risk with respect to interest expense on the Company's term loan, which was repaid by the end of the first quarter of fiscal 2013. As a result, the interest rate swap agreement in place to hedge this specific risk was settled on November 30, 2012 for a $0.3 loss. This loss was included in interest expense in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). At June 30, 2013, the Company had $280.5 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Cash Flow Hedges At June 30, 2013, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

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

In addition, the Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts would be offset by corresponding exchange losses or gains on the underlying exposures; thus, they are not subject to significant market risk. There were 29 open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2013 with a total notional value of approximately $189.

The following table provides estimated fair values as of June 30, 2013 and September 30, 2012, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2013 and 2012.

	At June 30, 2013	For the Quarter Ended June 30, 2013		For the Nine Months Ended June 30, 2013
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$18.1	$10.1	$4.5	$28.0	$4.0
Interest rate contracts	—	—	—	—	(0.3)
Total	$18.1	$10.1	$4.5	$28.0	$3.7

	At September 30, 2012	For the Quarter Ended June 30, 2012		For the Nine Months Ended June 30, 2012
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(5.9)	$2.0	$0.6	$(3.2)	$(1.9)
Commodity contracts	—	(2.5)	(1.1)	(0.2)	(2.3)
Interest rate contracts	(0.3)	0.7	(1.7)	2.3	(1.7)
Total	$(6.2)	$0.2	$(2.2)	$(1.1)	$(5.9)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items, net and commodity contracts in Cost of products sold.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of June 30, 2013 and September 30, 2012, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2013 and 2012, respectively.

	At June 30, 2013	For the Quarter Ended June 30, 2013	For the Nine Months Ended June 30, 2013
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$19.0	$0.8	$19.3
Commodity contracts	$—	$—	$(1.9)
Foreign currency contracts	0.9	4.3	6.5
Total	$19.9	$5.1	$23.9

	At September 30, 2012	For the Quarter Ended June 30, 2012	For the Nine Months Ended June 30, 2012
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$2.5	$0.8	$6.3
Commodity contracts	1.6	—	—
Foreign currency contracts	(0.7)	(1.3)	(1.1)
Total	$3.4	$(0.5)	$5.2

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of June 30, 2013 and September 30, 2012 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30, 2013	September 30, 2012
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(173.9)	$(161.6)
Derivatives - Foreign Exchange	19.0	(6.6)
Derivatives - Commodity	—	1.6
Derivatives - Interest Rate Swap	—	(0.3)
Share Option	19.0	2.5
Net Liabilities at estimated fair value	$(135.9)	$(164.4)

At June 30, 2013 and September 30, 2012, the Company had no level 1 or level 3 financial assets or liabilities.

At June 30, 2013 and September 30, 2012, the fair market value of fixed rate long-term debt was $2,306.4 and $2,438.0, respectively, compared to its carrying value of $2,138.7 and $2,263.6, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At June 30, 2013, the estimated fair value of foreign currency, interest rate swap and commodity contracts is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Venezuela Currency Risk See Note 3 for further information on Venezuela currency risk.

Note 11 – Supplemental Financial Statement Information

	June 30, 2013	September 30, 2012
Inventories
Raw materials and supplies	$99.9	$100.7
Work in process	144.5	141.2
Finished products	385.8	430.5
Total inventories	$630.2	$672.4
Other Current Assets
Miscellaneous receivables	$105.5	$81.5
Deferred income tax benefits	192.6	207.0
Prepaid expenses	97.6	90.0
Value added tax collectible from customers	56.3	53.5
Share option	19.0	2.5
Income taxes receivable	33.5	—
Other	37.1	20.5
Total other current assets	$541.6	$455.0
Property, Plant and Equipment
Land	$39.0	$39.0
Buildings	282.5	278.2
Machinery and equipment	1,803.4	1,775.7
Construction in progress	55.7	75.6
Total gross property	2,180.6	2,168.5
Accumulated depreciation	(1,417.2)	(1,320.0)
Total property, plant and equipment, net	$763.4	$848.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$106.8	$70.1
Accrued trade allowances	101.5	101.4
Accrued salaries, vacations and incentive compensation	100.7	115.9
Income taxes payable	—	25.2
Returns reserve	46.3	52.8
Restructuring reserve	19.4	—
Other	189.7	223.0
Total other current liabilities	$564.4	$588.4
Other Liabilities
Pensions and other retirement benefits	$456.1	$506.0
Deferred compensation	174.0	166.3
Deferred income tax liabilities	477.4	455.0
Other non-current liabilities	93.6	88.3
Total other liabilities	$1,201.1	$1,215.6

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

Note 14 – Subsequent Event
In July 2013, the Company finalized and communicated a decision to discontinue certain post-retirement medical and life insurance benefits. The communication was provided to all eligible participants of the impacted plans and advised that the Company would discontinue all benefits associated with the impacted plans effective December 31, 2013. As a result of this action, the Company expects to record a curtailment gain in the range of $70 to $80 in the fourth fiscal quarter of 2013. The only expected liability remaining subsequent to the curtailment recognition will be an estimate of claims incurred but not paid prior to the plan being discontinued.

On July 31, 2013, the Company announced an agreement to acquire the Stayfree® pad, Carefree ® liner and o.b.® tampon feminine hygiene brands in the U.S., Canada and the Caribbean from members of the Johnson & Johnson Family of Consumer Companies for a purchase price of $185, subject to a customary adjustment based on the level of inventory at the date of the closing. The sale includes all brand assets, and the manufacturing plant in Montreal, Canada, which would become part of the Company's existing Feminine Care product offerings within its Personal Care Division.  Closing of the transaction is subject to customary conditions, including regulatory approval, and is expected to occur before the end of calendar 2013. The Company expects to finance the acquisition with available borrowings under its current revolving credit agreement, and available foreign cash.

Note 15 – Guarantor and Non-Guarantor Financial Information - (Unaudited)
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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended June 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$682.6	$577.5	$(148.6)	$1,111.5
Cost of products sold	—	410.9	337.8	(147.6)	601.1
Gross Profit	—	271.7	239.7	(1.0)	510.4

Selling, general and administrative expense	—	98.5	103.3	—	201.8
Advertising and sales promotion expense	—	69.2	52.1	(0.3)	121.0
Research and development expense	—	24.2	—	—	24.2
2013 restructuring	—	17.7	5.0	—	22.7
Interest expense	31.4	—	1.3	—	32.7
Intercompany interest (income)/expense	(30.7)	30.7	—	—	—
Other financing expense	—	0.1	1.5	—	1.6
Intercompany service fees	—	2.6	(2.6)	—	—
Equity in earnings of subsidiaries	(88.3)	(64.0)	—	152.3	—
Earnings before income taxes	87.6	92.7	79.1	(153.0)	106.4
Income taxes	0.4	6.3	13.2	(0.7)	19.2
Net earnings	$87.2	$86.4	$65.9	$(152.3)	$87.2

Statement of Comprehensive Income:
Net Earnings	$87.2	$86.4	$65.9	$(152.3)	$87.2
Other comprehensive income/(loss), net of tax	3.5	(2.6)	0.3	2.3	3.5
Total comprehensive income	$90.7	$83.8	$66.2	$(150.0)	$90.7

	Consolidated Statements of Earnings (Condensed)
	For the Nine Months Ended June 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$2,042.2	$1,779.5	$(421.8)	$3,399.9
Cost of products sold	—	1,208.3	1,010.8	(421.9)	1,797.2
Gross Profit	—	833.9	768.7	0.1	1,602.7

Selling, general and administrative expense	—	293.2	319.0	—	612.2
Advertising and sales promotion expense	—	169.5	149.5	(0.7)	318.3
Research and development expense	—	73.5	0.1	—	73.6
2013 restructuring	—	90.3	18.8	—	109.1
Pension curtailment	—	(37.4)	—	—	(37.4)
Interest expense	94.9	—	4.1	—	99.0
Intercompany interest (income)/expense	(93.0)	93.0	—	—	—
Other financing expense	—	2.6	17.2	—	19.8
Intercompany service fees	—	10.9	(10.9)	—	—
Equity in earnings of subsidiaries	(305.9)	(201.4)	—	507.3	—
Earnings before income taxes	304.0	339.7	270.9	(506.5)	408.1
Income taxes	2.1	45.3	58.0	0.8	106.2
Net earnings	$301.9	$294.4	$212.9	$(507.3)	$301.9

Statement of Comprehensive Income:
Net Earnings	$301.9	$294.4	$212.9	$(507.3)	$301.9
Other comprehensive (loss)/income, net of tax	(17.1)	(19.3)	(3.1)	22.4	(17.1)
Total comprehensive income	$284.8	$275.1	$209.8	$(484.9)	$284.8

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended June 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$703.4	$571.7	$(151.0)	$1,124.1
Cost of products sold	—	428.8	322.5	(156.0)	595.3
Gross Profit	—	274.6	249.2	5.0	528.8

Selling, general and administrative expense	0.2	122.3	111.3	—	233.8
Advertising and sales promotion expense	—	90.6	51.3	(0.1)	141.8
Research and development expense	—	28.5	0.1	—	28.6
2011 Household Products restructuring	—	—	0.5	—	0.5
Interest expense/(income)	32.9	(0.1)	1.2	—	34.0
Intercompany interest (income)/expense	(31.7)	31.4	0.3	—	—
Other financing expense	—	0.7	0.6	—	1.3
Intercompany dividends/service fees	—	4.7	(4.7)	—	—
Equity in earnings of subsidiaries	(71.8)	(70.7)	—	142.5	—
Earnings before income taxes	70.4	67.2	88.6	(137.4)	88.8
Income taxes	0.2	1.3	16.9	0.2	18.6
Net earnings	$70.2	$65.9	$71.7	$(137.6)	$70.2

Statement of Comprehensive Income:
Net Earnings	$70.2	$65.9	$71.7	$(137.6)	$70.2
Other comprehensive (loss)/income, net of tax	(43.5)	(18.1)	(45.6)	63.7	(43.5)
Total comprehensive income	$26.7	$47.8	$26.1	$(73.9)	$26.7

	Consolidated Statements of Earnings (Condensed)
	For the Nine Months Ended June 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$2,083.7	$1,803.4	$(463.1)	$3,424.0
Cost of products sold	—	1,248.9	1,026.0	(461.4)	1,813.5
Gross Profit	—	834.8	777.4	(1.7)	1,610.5

Selling, general and administrative expense	0.2	346.4	333.5	—	680.1
Advertising and sales promotion expense	—	191.5	159.1	(0.7)	349.9
Research and development expense	—	81.7	0.2	—	81.9
2011 Household Products restructuring	—	0.3	(7.5)	—	(7.2)
Interest expense/(income)	90.5	(0.1)	3.7	—	94.1
Intercompany interest (income)/expense	(88.2)	87.5	0.7	—	—
Other financing expense	—	1.0	0.5	—	1.5
Intercompany dividends/service fees	—	10.5	(10.5)	—	—
Equity in earnings of subsidiaries	(296.0)	(217.3)	—	513.3	—
Earnings before income taxes	293.5	333.3	297.7	(514.3)	410.2
Income taxes	1.6	50.0	63.4	3.3	118.3
Net earnings	$291.9	$283.3	$234.3	$(517.6)	$291.9

Statement of Comprehensive Income:
Net Earnings	$291.9	$283.3	$234.3	$(517.6)	$291.9
Other comprehensive (loss)/income, net of tax	(30.8)	(3.4)	(37.0)	40.4	(30.8)
Total comprehensive income	$261.1	$279.9	$197.3	$(477.2)	$261.1

	Consolidated Balance Sheets (Condensed)
	June 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$—	$4.8	$944.0	$—	$948.8
Trade receivables, net (a)	—	4.0	568.9	—	572.9
Inventories	—	345.7	316.6	(32.1)	630.2
Other current assets	57.2	244.9	261.2	(21.7)	541.6
Total current assets	57.2	599.4	2,090.7	(53.8)	2,693.5
Investment in subsidiaries	6,841.0	1,931.1	—	(8,772.1)	—
Intercompany receivables, net (b)	—	4,268.7	258.7	(4,527.4)	—
Intercompany notes receivable (b)	2,235.4	4.4	8.8	(2,248.6)	—
Property, plant and equipment, net	—	486.4	277.0	—	763.4
Goodwill	—	1,104.9	364.1	—	1,469.0
Other intangible assets, net	—	1,633.4	201.6	—	1,835.0
Other assets	10.7	12.3	16.3	—	39.3
Total assets	$9,144.3	$10,040.6	$3,217.2	$(15,601.9)	$6,800.2

Current liabilities	$238.8	$426.2	$661.1	$(31.7)	$1,294.4
Intercompany payables, net (b)	4,527.4	—	—	(4,527.4)	—
Intercompany notes payable (b)	—	2,244.2	4.4	(2,248.6)	—
Long-term debt	1,998.7	—	—	—	1,998.7
Other liabilities	73.4	926.1	201.6	—	1,201.1
Total liabilities	6,838.3	3,596.5	867.1	(6,807.7)	4,494.2
Total shareholders' equity	2,306.0	6,444.1	2,350.1	(8,794.2)	2,306.0
Total liabilities and shareholders' equity	$9,144.3	$10,040.6	$3,217.2	$(15,601.9)	$6,800.2

(a) Trade receivables, net for the Non-Guarantors includes $326.3 at June 30, 2013 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For the Nine Months Ended June 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(60.0)	$239.6	$323.6	$(33.4)	$469.8
Cash Flow from Investing Activities
Capital expenditures	—	(40.7)	(18.6)	—	(59.3)
Proceeds from sale of assets	—	—	1.3	—	1.3
Proceeds from intercompany notes	231.5	17.6	5.1	(254.2)	—
Payments for intercompany notes	(80.0)	—	—	80.0	—
Intercompany receivable/payable, net	—	(108.9)	(42.0)	150.9	—
Other, net	—	—	(0.3)	—	(0.3)
Net cash from/(used by) investing activities	151.5	(132.0)	(54.5)	(23.3)	(58.3)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(231.5)	—	—	—	(231.5)
Net increase in debt with original maturity days of 90 or less	80.0	2.6	37.8	—	120.4
Proceeds from intercompany notes	—	80.0	—	(80.0)	—
Payments for intercompany notes	—	(236.6)	(17.6)	254.2	—
Proceeds from issuance of common stock	16.5	—	—	—	16.5
Excess tax benefits from share-based payments	5.1	—	—	—	5.1
Cash dividends paid	(74.5)	—	—	—	(74.5)
Intercompany receivable/payable, net	108.9	42.0	—	(150.9)	—
Capital contribution/(return)	—	—	—	—	—
Intercompany dividend	—	—	(33.4)	33.4	—
Net cash (used by)/from financing activities	(95.5)	(112.0)	(13.2)	56.7	(164.0)
Effect of exchange rate changes on cash	—	—	(17.2)	—	(17.2)
Net (decrease)/increase in cash and cash equivalents	(4.0)	(4.4)	238.7	—	230.3
Cash and cash equivalents, beginning of period	4.0	9.2	705.3	—	718.5
Cash and cash equivalents, end of period	$—	$4.8	$944.0	$—	$948.8

	Consolidated Statements of Cash Flows (Condensed)
	For the Nine Months Ended June 30, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(17.3)	$190.4	$207.6	$(33.9)	$346.8
Cash Flow from Investing Activities
Capital expenditures	—	(56.0)	(20.4)	—	(76.4)
Proceeds from sale of assets	—	1.9	17.3	—	19.2
Proceeds from intercompany notes	439.5	2.8	—	(442.3)	—
Payments for intercompany notes	(506.6)	—	(5.0)	511.6	—
Intercompany receivable/payable, net	—	(228.5)	(25.0)	253.5	—
Proceeds from return of capital	—	0.7	—	(0.7)	—
Payment for equity contributions	—	(3.1)	—	3.1	—
Other, net	—	(0.9)	(2.3)	—	(3.2)
Net cash (used by)/from investing activities	(67.1)	(283.1)	(35.4)	325.2	(60.4)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days, net of cash discount	498.6	—	—	—	498.6
Cash payments on debt with original maturities greater than 90 days	(439.5)	—	—	—	(439.5)
Payment of debt issue cost	(4.1)	—	—	—	(4.1)
Net increase/(decrease) in debt with original maturity days of 90 or less	8.0	(4.2)	38.4	—	42.2
Proceeds from intercompany notes	—	511.6	—	(511.6)	—
Payments for intercompany notes	—	(439.5)	(2.8)	442.3	—
Common stock purchased	(211.5)	—	—	—	(211.5)
Proceeds from issuance of common stock	2.3	—	—	—	2.3
Excess tax benefits from share-based payments	2.1	—	—	—	2.1
Intercompany receivable/payable, net	228.5	25.0	—	(253.5)	—
Payment for equity contribution	—	—	3.1	(3.1)	—
Capital contribution	—	—	(0.7)	0.7	—
Intercompany dividend	—	—	(33.9)	33.9	—
Net cash from/(used by) financing activities	84.4	92.9	4.1	(291.3)	(109.9)
Effect of exchange rate changes on cash	—	—	(15.6)	—	(15.6)
Net increase in cash and cash equivalents	—	0.2	160.7	—	160.9
Cash and cash equivalents, beginning of period	—	4.3	466.9	—	471.2
Cash and cash equivalents, end of period	$—	$4.5	$627.6	$—	$632.1

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

Consolidated Statement of Earnings (Condensed)	For the Quarter Ended June 30, 2012
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$70.4	$—	$70.4
Guarantors	72.1	(4.9)	67.2
Non-Guarantors	88.6	—	88.6
Eliminations	(142.3)	4.9	(137.4)
Earnings before income taxes	88.8	—	88.8
Parent Company	70.2	—	70.2
Guarantors	70.8	(4.9)	65.9
Non-Guarantors	71.7	—	71.7
Eliminations	(142.5)	4.9	(137.6)
Net earnings	$70.2	$—	$70.2

Consolidated Statement of Earnings (Condensed)	For the Nine Months Ended June 30, 2012
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$293.5	$—	$293.5
Guarantors	367.2	(33.9)	333.3
Non-Guarantors	297.7	—	297.7
Eliminations	(548.2)	33.9	(514.3)
Earnings before income taxes	410.2	—	410.2
Parent Company	291.9	—	291.9
Guarantors	317.2	(33.9)	283.3
Non-Guarantors	234.3	—	234.3
Eliminations	(551.5)	33.9	(517.6)
Net earnings	$291.9	$—	$291.9

Consolidating Statement of Cash Flows (Condensed)	For the Nine Months Ended June 30, 2012
(millions)	As Previously Reported	Adjustments	As Revised
Parent Company	$(36.1)	$18.8	$(17.3)
Guarantors	178.1	12.3	190.4
Non-Guarantors	204.8	2.8	207.6
Eliminations	—	(33.9)	(33.9)
Net cash from operating activities	346.8	—	346.8
Parent Company	—	(67.1)	(67.1)
Guarantors	(55.0)	(228.1)	(283.1)
Non-Guarantors	(5.4)	(30.0)	(35.4)
Eliminations	—	325.2	325.2
Net cash used by investing activities	(60.4)	—	(60.4)
Parent Company	36.1	48.3	84.4
Guarantors	(122.9)	215.8	92.9
Non-Guarantors	(23.1)	27.2	4.1
Eliminations	—	(291.3)	(291.3)
Net cash used by financing activities	$(109.9)	$—	$(109.9)

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the Company’s historical results of operations, operating segment results, and liquidity and capital resources. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented later in this section. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and nine months ended June 30, 2013 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed on November 20, 2012.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as historical and forward-looking adjusted diluted earnings per share, operating results, organic sales and other comparison changes, exclude the impact of currencies, the devaluation of the Venezuela Bolivar Fuerte, early termination of interest rate swaps, the costs associated with restructuring, certain tax items including adjustments to prior years' tax accruals, pension curtailment and certain other items as outlined in the table below are not in accordance with, nor are they a substitute for, GAAP measures. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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

•	The impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	Our ability to obtain governmental approvals for and consummate acquisitions;

•	Our ability to successfully integrate acquired businesses on anticipated budgets and schedules;

•	Our ability to timely realize the revenues, growth prospects, synergies and cost savings, and other benefits expected from acquisitions;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and offsetting hedges on Energizer's profitability;

•	Compliance with debt covenants as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including its annual report on Form 10-K for the year ended September 30, 2012.

Highlights / Operating Results

Net Earnings for the quarter ended June 30, 2013 were $87.2, or $1.38 per diluted share, compared to $70.2, or $1.06 per diluted share, for the same quarter last year. Net earnings for the nine months ended June 30, 2013 were $301.9, or $4.80 per diluted share, compared to $291.9 or $4.40 per diluted share, for the nine months ended June 30, 2012.

Net earnings and diluted earnings per share (EPS) for the time periods presented were impacted by certain items related to restructuring and realignment activities, the impact of a pension curtailment gain, adjustments to reconcile prior year tax provisions to filed tax returns, currency devaluation in Venezuela and certain other adjustments as described in the tables below. The impacts of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures.

	Quarter Ended June 30,
	Net Earnings		Diluted EPS
	2013	2012	2013	2012
Net Earnings/Diluted EPS - GAAP (Unaudited)	$87.2	$70.2	$1.38	$1.06
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	19.1	—	0.30	—
Other realignment/integration	—	2.1	—	0.03
Venezuela devaluation/other impacts	0.2	—	—	—
Litigation provision	—	8.5	—	0.13
Early termination of interest rate swap	—	1.1	—	0.02
Adjustments to prior years' tax accruals	(7.2)	(4.2)	(0.11)	(0.06)
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$99.3	$77.7	$1.57	$1.18

Weighted average shares - Diluted			63.3	66.0
(1) Includes pre-tax costs of $2.1, for the quarter ended June 30, 2013, associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, includes pre-tax costs of $4.7, for the quarter ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring, which are included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2013	2012	2013	2012
Net Earnings/Diluted EPS - GAAP (Unaudited)	$301.9	$291.9	$4.80	$4.40
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	75.3	—	1.19	—
Pension curtailment	(23.5)	—	(0.37)	—
Other realignment/integration	1.3	(1.7)	0.02	(0.03)
Venezuela devaluation/other impacts	6.1	—	0.10	—
Litigation provision	—	8.5	—	0.13
Early termination of interest rate swap	—	1.1	—	0.02
Adjustments to prior years' tax accruals	(10.2)	(4.2)	(0.16)	(0.06)
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$350.9	$295.6	$5.58	$4.46

Weighted average shares - Diluted			62.9	66.3
(1) Includes pre-tax costs of $3.2, for the nine months ended June 30, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, includes pre-tax costs of $4.7, for the nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring, which are included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table provides a recap of the change in total net sales for the quarter and nine months ended June 30, 2013 as compared to the quarter and nine months ended June 30, 2012.

Net Sales - Total Company (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2013

	Q3	%Chg	Nine Months	%Chg
Net Sales - FY '12	$1,124.1		$3,424.0
Organic	5.2	0.5%	5.6	0.2%
Impact of currency	(17.8)	(1.6)%	(29.7)	(0.9)%
Net Sales - FY '13	$1,111.5	(1.1)%	$3,399.9	(0.7)%

For the quarter, on a reported basis, net sales were $1,111.5, a decrease of $12.6, or 1.1%, as compared to the same period last year including a decrease of 1.6% due to unfavorable currencies, primarily in Asia and Latin America. Exclusive of the impact of unfavorable currencies, net sales were essentially flat for the quarter as higher volume for Household Products including increased shipments in support of promotional activities offset a modest decline in organic sales in Personal Care. The modest decline in Personal Care was due to several factors including weaker sun care shipments due to an unusually wet summer in the U.S.

For the nine months, on a reported basis, net sales were $3,399.9, a decrease of $24.1, or 0.7%, as compared to the same period last year due entirely to unfavorable currencies. Organically, net sales were essentially flat for the nine month period. In Household Products, net sales increased approximately 1% organically for the nine months of fiscal 2013 due to the favorable impact of incremental storm volume in the first fiscal quarter. Organically, net sales were essentially flat for Personal Care in the nine month period.

Gross margin for the quarter ended June 30, 2013, was 45.9%, down 110 basis points as compared to the prior year quarter due to the impact of unfavorable currencies and $4.7 of obsolete inventory charges related to the exit of certain non-core product lines as part of our restructuring. Excluding the unfavorable impact of currencies and this inventory charge, gross margin was essentially flat at 47% as compared to the prior year as improved product costs in Household Products, including the favorable impact of restructuring and cost containment activities, was offset by unfavorable product mix in Personal Care.

On a year to date basis, gross margin as a percentage of net sales was 47.1%, up 10 basis points on a reported basis and up 60 basis points excluding the impact of unfavorable currencies and the inventory charge noted above, due primarily to improved product costs in Household Products.

Total selling, general and administrative expense (SG&A) was $201.8, or 18.2% of net sales, for the current year quarter as compared to $233.8, or 20.8% of net sales, for the prior year quarter. This decrease of $32 in reported SG&A, or 260 basis points as a percent of net sales, was due to effective spending controls and the favorable impact of the Company's 2013 restructuring initiatives.

For the nine months ended June 30, 2013, SG&A was $612.2, a decrease of approximately $68 as compared to the same period last year. SG&A as a percent of net sales was 18.0% in the current fiscal year to date as compared to 19.9% in the prior fiscal nine month period, down 190 basis points, for the reasons noted previously. Included in the current year SG&A total for the nine month period is $3.2 of expenses associated with IT initiatives related to enabling certain aspects of our restructuring initiatives.

For the quarter, advertising and sales promotion (A&P) was $121.0, or 10.9% of net sales as compared to $141.8 or 12.6% of net sales in the prior year quarter due to lower planned spending in the quarter and timing shifts between the third and fourth quarters of fiscal 2013.

For the nine months, A&P was $318.3, or 9.4% of net sales as compared to $349.9, or 10.2% of net sales in the prior period.

Research and development (R&D) expense was $24.2 for the quarter ended June 30, 2013 as compared to $28.6 for the prior year quarter. This decrease was due primarily to certain restructuring initiatives primarily in

Household Products. These restructuring initiatives were also the driver of the nine month reduction in reported R&D, which was down approximately $8 as compared to the same period in the prior year.

For the the quarter and nine months ended June 30, 2013, the Company recorded pre-tax expense of $22.7 and $109.1, respectively, of charges related to the 2013 Restructuring Plan including:

•
Non-cash asset impairment charges of $19.3 for the nine months ended June 30, 2013 and accelerated depreciation charges of $7.3 and $17.1 for the quarter and nine months ended June 30, 2013, respectively, (collectively $36.4 for the nine months ended) related primarily to anticipated plant closures,

•	Severance and related benefit costs of $6.7 and $38.0 associated with staffing reductions that have been identified to date, for the quarter and nine months ended June 30, 2013, respectively, and

•	Consulting, program management and other charges associated with the restructuring of $8.7 and $34.7 for the quarter and nine months ended June 30, 2013, respectively.

The 2013 restructuring costs were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.1 and $3.2, respectively, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed) for the third fiscal quarter of 2013. Additionally, pre-tax costs of $4.7, for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring are included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). The information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for our restructuring initiative.

The Company estimates that restructuring costs for the remainder of fiscal 2013 will be in the range of $35 to $45. For the total project, restructuring costs are estimated to remain in the previously disclosed range of approximately $250.

The Company estimates that it realized approximately $30 in savings in the third fiscal quarter of 2013. At this time, the Company estimates that it will likely realize total gross restructuring savings of more than $80 in fiscal 2013. In addition, the Company estimates that total project gross savings for the restructuring initiatives, which are expected to be fully realized by fiscal 2015, will be in the range of $225, which is in line with the Company's prior estimate.

For the quarter and nine months ended June 30, 2012, our prior Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively. The prior period year to date pre-tax income was due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011, which was approximately $13. This gain was offset by additional restructuring costs of $5.6.

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans will be frozen and future service benefits will no longer be accrued under this retirement program. For the nine months ended June 30, 2013, the Company recorded a non-cash, pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan, which was approved and communicated to impacted colleagues during the first fiscal quarter. This pension curtailment gain was reported on a separate line item in the Consolidated Statements of Earnings and Comprehensive income (Condensed). See Note 7 for additional information. Also, see "Recent Developments" below and Note 14 to the Condensed Financial Statements for additional information regarding changes to certain post-retirement benefit plans that are expected to result in an additional curtailment gain in the fourth fiscal quarter of 2013.

The restructuring charges recorded in fiscal 2013 and 2012, as well as the non-cash pension curtailment gain noted above are presented as separate line items on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Interest expense was $32.7 and $99.0 for the third quarter and nine month periods of fiscal 2013, down $1.3 and up $4.9, respectively, as compared to the prior year quarter and nine month periods. The decrease in interest expense for the quarter was due primarily to slightly lower average debt outstanding. The increase in interest expense for the nine month period in fiscal 2013 was due to a combination of higher average debt outstanding, resulting, in part, from share repurchases in fiscal 2012 and somewhat higher average rates as a result of issuing ten-year public notes that replaced the lower-rate, maturing term loan, in the third quarter of the prior fiscal year.

Other financing expense was $1.6 and $19.8, respectively, for the quarter and nine months ended June 30, 2013. The nine month cost in fiscal 2013 includes a charge of approximately $6 in the second fiscal quarter due to the recent currency devaluation in Venezuela. The remaining nine month expense in fiscal 2013 was due primarily to foreign exchange losses related primarily to the strengthening of the U.S. dollar in relation to the Japanese yen and certain Latin American currencies, and a loss from the mark to market on certain commodity contracts, which were terminated in the first fiscal quarter of 2013.

For the quarter, the Company's effective tax rate was approximately 18.0%. The effective tax rate was favorably impacted in the quarter by adjustments to prior year provision estimates of approximately $7, which reduced the effective tax rate in the current year quarter. In addition, we continue to incur restructuring costs primarily in tax jurisdictions with higher statutory tax rates, which also positively impacts the effective tax rate.

The effective tax rate for the nine months ended June 30, 2013 was 26%, inclusive of the adjustments to prior year tax provision estimates. Similar to the quarter, but to a larger extent, our nine month effective tax rate has been favorably impacted by the fact that a large portion of the costs to date associated with our 2013 restructuring initiative have been incurred in higher tax jurisdictions, which has resulted in a higher tax benefit as compared to our overall global effective tax rate. Exclusive of the tax impact of the GAAP to non-GAAP reconciling items detailed in the nine month table at the beginning of this section, the effective tax rate for the nine months was 29.2% in fiscal 2013 as compared to approximately 30% on a similar basis in the prior year. This lower comparative effective rate for the nine months of fiscal 2013 was due primarily to the change in geographic earnings mix.

Recent Developments

In July 2013, the Company finalized and communicated a decision to discontinue certain post-retirement benefits. The communication was provided to all eligible participants of the impacted plans in late July 2013. The communication advised the impacted participants that the Company would discontinue all benefits associated with the impacted plans effective December 31, 2013. As a result of this action, the Company expects to record a curtailment gain in the range of $70 to $80 in the fourth fiscal quarter of 2013. The only expected liability remaining subsequent to the curtailment recognition will be an estimate of claims incurred but not paid prior to the plan being discontinued.

On July 31, 2013, the Company announced an agreement to acquire the Stayfree® pad, Carefree ® liner and o.b.® tampon feminine hygiene brands in the U.S., Canada and the Caribbean from members of the Johnson & Johnson Family of Consumer Companies for a purchase price of $185, subject to a customary adjustment based on the level of inventory at the date of the closing. The sale includes all brand assets, and the manufacturing plant in Montreal, Canada, which would become part of the Company's existing Feminine Care product offerings within its Personal Care Division.  Closing of the transaction is subject to customary conditions, including regulatory approval, and is expected to occur before the end of calendar 2013. The Company expects to finance the acquisition with available borrowings under its current revolving credit agreement, and available foreign cash.

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Lighting Products). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives including the recently announced 2013 restructuring, acquisition integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion from segment results of charges such as other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects management's view on how it evaluates segment performance.

The Company's operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and also do not represent the costs of such services if performed on a stand-alone basis.

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter and nine months ended June 30, 2013.

For the quarter and nine months ended June 30, 2013, the Company recorded $22.7 and $109.1, respectively in restructuring charges related to its 2013 restructuring. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.1 and $3.2, for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $4.7, for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring, were included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). The information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for our restructuring initiative. See Note 2 to the Condensed Financial Statements.

For the quarter and nine months ended June 30, 2012, our prior Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively. The prior period year to date pre-tax income was due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011, which was approximately $13. This gain was offset by additional restructuring costs of $5.6. These costs, net of the gain on the sale of the former manufacturing facility in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

Segment sales and profitability for the quarter and nine months ended June 30, 2013 and 2012, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2013
	Q3	% Chg	Nine Months	%Chg
Net Sales - FY '12	$673.5		$1,889.4
Organic	(11.7)	(1.8)%	(11.8)	(0.6)%
Impact of currency	(12.3)	(1.8)%	(21.2)	(1.1)%
Net Sales - FY '13	$649.5	(3.6)%	$1,856.4	(1.7)%

For the quarter, net sales decreased 3.6% on a reported basis, with approximately one-half of the decline due to the unfavorable impact of currencies. Organic sales growth remains challenging, particularly in North America. We estimate that most of the U.S. categories in Personal Care, in which we compete, declined in value during the latest twelve week period.
From a product standpoint, the net sales change on a reported and organic basis was due primarily to the following:

•
Wet Shave net sales decreased 1% on a reported basis, but increased about 1% organically, due to higher sales of disposable products, including the launch of Hydro disposables, partially offset by lower sales of shave preps. Sales of men's and women's systems increased slightly for the quarter as continued growth in Hydro branded systems was mostly offset by further declines in legacy systems,

•	Skin Care net sales decreased approximately 7% on both a reported and organic basis due to an unusually wet weather pattern in North America, which has unfavorably impacted sun care consumption, and

•	All other product categories decreased due to continued competitive activity and category softness.

For the nine months, reported net sales declined 1.7% due primarily to the unfavorable impact of currencies. Exclusive of the impact of currencies, net sales declined less than 1% due to the overall impact of competitive activity in multiple categories including wet shave and the overall category sluggishness noted above.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2013
	Q3	% Chg	Nine Months	%Chg
Segment Profit - FY '12	$109.4		$361.2
Operations	8.9	8.1%	14.6	4.0%
Impact of currency	(7.0)	(6.4)%	(11.9)	(3.3)%
Segment Profit - FY '13	$111.3	1.7%	$363.9	0.7%

Segment profit for the quarter was $111.3, up 1.7%, inclusive of the negative impact of unfavorable currencies, most notably the weakening of the Japanese yen. Operationally, segment profit increased more than 8% in the quarter as lower gross margin due to the sales decline noted above was more than offset by lower spending.
Segment profit for the nine months was up almost 1% inclusive of the unfavorable impact of $11.9 from currencies. Operationally, segment profit increased $14.6 or 4.0% in the nine month period for the reasons noted above.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2013
	Q3	% Chg	Nine Months	%Chg
Net Sales - FY '12	$450.6		$1,534.6
Organic	16.9	3.7%	17.4	1.2%
Impact of currency	(5.5)	(1.2)%	(8.5)	(0.6)%
Net Sales - FY '13	$462.0	2.5%	$1,543.5	0.6%

Net sales increased 2.5% on a reported basis, and increased 3.7% organically in the quarter.  The increase in organic net sales was due primarily to increased shipments versus soft prior year comparisons and higher promotional activities in the U.S., and distribution gains in Asia.
On a year to date basis, net sales increased approximately 1% on both a reported and organic basis. However, this result included approximately $18 of incremental sales related to Hurricane Sandy in the first fiscal quarter of 2013. Excluding the impact of Hurricane Sandy, organic net sales were essentially flat as category unit volume declines were offset by the favorable impact of pricing in the first half of fiscal 2013.
We estimate global category value declined approximately 2% in the latest twelve weeks, in line with expectations.

Segment Profit - Household Products (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2013
	Q3	% Chg	Nine Months	%Chg
Segment Profit - FY '12	$69.5		$287.4
Operations	34.5	49.6%	79.7	27.7%
Impact of currency	(3.9)	(5.6)%	(5.6)	(1.9)%
Segment Profit - FY '13	$100.1	44.0%	$361.5	25.8%

Segment profit for the quarter was $100.1, up $30.6, or 44.0%, versus the same quarter last year. This increase was driven by higher sales and gross margin expansion due to the favorable impact of the Company's cost containment and restructuring efforts, and a substantial decrease in overhead costs.
For the nine months ended June 30, 2013, segment profit increased $74.1, or 25.8%, due primarily to lower product costs and reduced overhead spending and, to a lesser extent, the gross profit impact of the incremental Hurricane Sandy volume in the first fiscal quarter of 2013.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
General corporate expenses	$36.6	$32.6	$101.3	$112.6
Other realignment / integration	(0.1)	0.2	0.2	0.5
Sub-total	36.5	32.8	101.5	113.1
2013 restructuring and related costs (1)	29.5	—	117.0	—
Pension curtailment gain	—	—	(37.4)	—
Prior Household Products restructuring	—	0.5	—	(7.2)
ASR integration	0.2	2.4	1.8	6.3
General corporate and other expenses	$66.2	$35.7	$182.9	$112.2
% of total net sales	6.0%	3.2%	5.4%	3.3%

(1) Includes pre-tax costs of $2.1 and $3.2, respectively, for the quarter and nine months ended June 30, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $4.7, for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring, which were included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

For the quarter and nine months ended June 30, 2013, general corporate and other expenses, including integration and other realignment charges were $36.5 and $101.5, respectively, as compared to $32.8 and $113.1, respectively, for the same quarter and nine months in the prior fiscal year. The increase for the quarter was due primarily to the timing of certain corporate expenses, most notably legal and information technology costs. The decrease in the nine month period in fiscal 2013 as compared to the same period in the prior year was due primarily to lower compensation costs, effective cost containment activities, and the favorable impact of the restructuring efforts.

For the quarter and nine months ended June 30, 2013, the Company recorded $22.7 and $109.1, respectively in restructuring charges related to its 2013 restructuring. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.1 and $3.2, respectively, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A on the Statement of Earnings and Comprehensive Income (Condensed) for the third fiscal quarter of 2013. Additionally, pre-tax costs of $4.7, for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring, which were included in cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). The information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for our restructuring initiative. See Note 2 for further information.

For the quarter and nine months ended June 30, 2012, our prior Household Products restructuring activities generated pre-tax expense of $0.5 and pre-tax income of $7.2, respectively. The prior period year to date pre-tax income was due to the gain on the sale of our former battery manufacturing facility in Switzerland, which was shut down in fiscal 2011, which was approximately $13. This gain was offset by additional restructuring costs of $5.6. These costs, net of the gain on the sale of the former manufacturing facility in fiscal 2012, are included as a separate line item on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans will be frozen and future service benefits will no longer be accrued under this retirement program. For the nine months ended June 30, 2013, the Company recorded a pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan, which was approved and communicated to impacted colleagues during the first quarter. This pension curtailment gain was reported on a separate line item in the Consolidated Statements of Earnings and Comprehensive income (Condensed). See Note 7 to the Condensed Financial Statements.

Liquidity and Capital Resources

Cash flow from operations increased $123.0 for the nine months ended June 30, 2013 as compared to the same nine months in the prior fiscal year. This increase was due primarily to improved cash flow of $106.1 from changes in current assets and liabilities used in operations ("working capital"). This change included improved days sales outstanding for receivables and improved days in inventory, both resulting from our initiative to reduce working capital, as well as higher accrued expenses in the current quarter as compared to the prior year due primarily to the timing of cash payments related to our 2013 restructuring.

Capital expenditures were $59.3 for the nine months ended June 30, 2013 as compared to $76.4 for the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $80 to $90 for fiscal 2013. We expect to incur some level of incremental investments in information technology over the next 18 to 24 months to improve capabilities and to enable certain initiatives related to our 2013 restructuring. We expect these expenditures will be financed with cash flow from operations.

At June 30, 2013, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely.

The Company’s total borrowings were $2,419.2 at June 30, 2013, including $280.5 tied to variable interest rates. The Company maintains total committed debt facilities of $2,789.2. The Company's Amended and Restated Revolving Credit Agreement currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. Borrowings of $80.0 and letters of credit of $10.0 were outstanding under our revolving credit facility, leaving $360 available as of June 30, 2013.

On July 31, 2013, the Company announced an agreement to purchase certain feminine hygiene assets in the U.S., Canada and the Caribbean for a purchase price of $185, subject to a customary adjustment based on the level of inventory at the time of closing. The Company expects to finance the acquisition with available borrowings under its current revolving credit agreement, and available foreign cash. Closing, which is subject to customary conditions, including regulatory approval, is expected to occur before the end of calendar 2013.

Under the terms of the Company’s credit agreements, the ratio of the Company’s indebtedness to its EBITDA, as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreements, to total interest expense must exceed 3.0 to 1. The Company’s ratio of indebtedness to its EBITDA was 2.4 to 1, and the ratio of its EBIT to total interest expense was 5.7 to 1, for the nine months ended June 30, 2013. The ratios at June 30, 2013 were somewhat negatively impacted by a portion of the pre-tax charges associated with the 2013 restructuring as such charges, exclusive of those considered non-cash, reduced EBITDA as defined in the agreements. We expect the ratios to be negatively impacted in the near term due to anticipated restructuring charges, but we expect to remain in full compliance with the debt covenant ratios. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreements or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants. At June 30, 2013, there was $182.0 outstanding under this facility.

On April 29, 2013, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2013 of $0.40 per share of Common Stock, which was paid on June 11, 2013. The dividend paid totaled $24.9.

Subsequent to the quarter, on July 29, 2013, the Company's Board of Directors declared a dividend for the fourth quarter of fiscal 2013 of $0.50 per share of Common Stock, which will be paid on September 10, 2013 and is expected to be approximately $31.

On June 4, 2013, the Company retired approximately 43 million shares of its treasury stock. These shares are now authorized but unissued. In accordance with ASC section 505, the treasury stock retirement resulted in a reduction of the following on the Company's Consolidated Balance Sheet (Condensed): treasury stock by $2,146.5, common stock by $0.4 and retained earnings by $2,146.1. There was no impact to consolidated total shareholders' equity at June 30, 2013 as a result of the retirement.

A summary of Energizer’s significant contractual obligations at June 30, 2013 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,140.0	$140.0	$440.0	$150.0	$1,410.0
Interest on long-term debt	635.5	116.3	201.9	138.7	178.6
Minimum pension funding (1)	88.5	26.4	35.0	27.1	—
Operating leases	126.3	25.7	35.0	25.7	39.9
Purchase obligations and other (2) (3) (4)	118.7	58.8	24.0	13.8	22.1
Total	$3,109.0	$367.2	$735.9	$355.3	$1,650.6

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $26. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company’s pension plans. The estimates beyond 2013 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2017 are not currently determinable.

2
The Company has estimated approximately $4 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of June 30, 2013, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $41. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $65 of fixed costs related to third party logistics contracts.
4	Included in the table above are approximately $16 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at estimated fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of June 30, 2013, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

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

The Company enters into foreign currency derivative contracts to hedge existing balance sheet exposures. Any losses on these contracts would be fully offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2013 resulted in income of $4.3 and $6.5, respectively, and for the quarter and nine months ended June 30, 2012 resulted in expense of $1.3 and $1.1, respectively, and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, the Company has entered into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to short term currency fluctuations. These transactions are accounted for as cash flow hedges. At June 30, 2013 and September 30, 2012, the Company had an unrealized pre-tax gain and pre-tax loss on these forward currency contracts accounted for as cash flow hedges of $18.1 and $5.9, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Contract maturities for these hedges extend into 2014. There were 76 open foreign currency contracts at June 30, 2013 with a total notional value of approximately $345.

The Company has investments in Venezuelan affiliates. Venezuela is considered highly inflationary under GAAP as of January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. In February 2013, the Venezuelan government devalued its local currency in relation to the U.S. dollar from 4.30 per U.S. dollar to 6.30 per U.S. dollar. In addition, the Central Government also suspended the alternate currency market administered by the central bank known as SITME that made U.S. dollars available at a rate higher than the previous official rate, generally in the range of 5.50 per U.S. dollar. The Company had been utilizing the SITME market to obtain U.S. dollars for the import of product on a regular basis since the establishment of this market, since access to U.S. dollars at the official exchange rate was greatly limited. We continue to monitor this situation including the impact continued restrictions on the ability to exchange local currency for U.S. dollars may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all. At June 30, 2013, the Company had approximately $51 in net monetary assets in Venezuela. Due to the uncertainty of the availability of U.S. dollars at the official exchange rate, the lack of clarity on what, if any, future alternatives will be available to obtain U.S. dollars, and at what price such alternatives may offer U.S. dollars, the Company is not able to predict the amount of future imports to Venezuela or the ultimate price it will be able to convert local currency to U.S. dollars to pay for future imports. See Note 3 to the Condensed Financial Statements.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, hedging instruments may be used by the Company to reduce exposure to variability in cash flows associated with future purchases of certain commodities. In September 2012, the Company discontinued hedge accounting treatment for its then existing zinc contracts and reclassified the ineffective portion of the de-designated contracts from Accumulated other comprehensive loss into income. In November 2012, all remaining zinc contracts were settled and a $1.9 loss was included in Other financing items, net in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the nine months ended June 30, 2013.

Interest Rate Exposure

Through December 2012, the Company had specific interest rate risk with respect to interest expense on the Company's term loan, which was repaid by the end of the first quarter of fiscal 2013. As a result, the interest rate swap agreement in place to hedge this specific risk was settled on November 30, 2012 for a $0.3 loss. This loss was included in interest expense in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). At June 30, 2013 the Company had $280.5 of variable rate debt outstanding.

Stock Price Exposure

At June 30, 2013, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. This contract expires in September 2013. The fair market value of the share option was $19.0 and $2.5, which was included in other current assets at June 30, 2013 and September 30, 2012, respectively. The change in estimated fair value of the total share option for the quarter and nine months ended June 30, 2013 resulted in income of $0.8 and $19.3, respectively, and for the quarter and nine months ended June 30, 2012 resulted in income of $0.8 and $6.3, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2013, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2013	379	$96.92	—	6,019,739
May 1 to 31, 2013	334	$98.95	—	6,019,739
June 1 to 30, 2013	—	$—	—	6,019,739

(1)	713 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock during the quarter ended June 30, 2013, except for the small number related to the note above. The Company has approximately 6 million shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	July 31, 2013

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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