Form 10-K
period 2013-09-30
ENERGIZER HOLDINGS INC
filed 2013-11-21
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

Commission File No. 001-15401

ENERGIZER HOLDINGS, INC.
____________________________________

Incorporated in Missouri                   IRS Employer Identification No. 43-1863181
533 Maryville University Drive, St. Louis, Missouri 63141
Registrant's telephone number, including area code: 314-985-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Yes: ☒      No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer:	☐	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes: ☐      No: ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2013, the last day of the registrant’s most recently completed second quarter: $6,137,698,549.

(For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 15, 2013: 62,613,714.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2013 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 27, 2014. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2013. (Part III of Form 10-K).

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

•
Our ability to timely execute strategic initiatives, including restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and currency controls as well as offsetting hedges;

•	Our ability to acquire and integrate businesses;

•	The impact of advertising and product liability claims and other litigation;

•	Compliance with debt covenants as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

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

On March 28, 2003, we completed the acquisition of the Schick-Wilkinson Sword (SWS) business from Pfizer, Inc. SWS is the second largest manufacturer and marketer of men's and women's wet shave products in the world. Our portfolio of wet shave products include: Hydro Silk, Quattro for Women, Intuition, Lady Protector and Silk Effects Plus women's shaving systems and Hydro, Quattro and Protector men's shaving systems, as well as the Hydro, Quattro, Xtreme 3, and Slim Twin/Exacta disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.

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

On November 23, 2010, we completed the acquisition of American Safety Razor, LLC (“ASR”), as we acquired substantially all of the assets of ASR, and assumed substantially all of the liabilities of ASR and its U.S. subsidiaries, for a cash purchase price of $301 million. ASR, founded in 1875, is the leading global manufacturer of private label/value wet shaving razors and blades, and industrial and specialty blades.

On October 23, 2013, we completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine hygiene brands in the U.S., Canada and the Caribbean from McNeil PPC, Inc. and Johnson & Johnson, Inc., members of the Johnson & Johnson Family of Consumer Companies, for a cash purchase price of $185 million.

Our subsidiaries operate a number of manufacturing and packaging facilities in multiple countries, as listed in Item 2 below, and as of September 30, 2013, employed approximately 13,000 colleagues worldwide.

When we use the terms “Energizer,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K, we mean Energizer Holdings, Inc. and its subsidiaries on a consolidated basis, unless we state or the context implies otherwise.

We use Energizer, Schick, Wilkinson Sword, Playtex, Edge, Skintimate, Personna, Stayfree, Carefree and o.b. and the Energizer, Schick, Wilkinson Sword, Playtex, Edge and Skintimate logos as our trademarks or those of our subsidiaries. Product names appearing throughout in italics are trademarks of Energizer Holdings, Inc. or its subsidiaries. This Annual Report on Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.

Retail sales for purposes of market size, market position and market share information are based on retail sales in U.S. dollars.
Industries

We manufacture and sell products in five product categories: wet shave, skin care, feminine care, infant care, battery and portable lighting products. Our two largest categories by revenue are battery products and wet shave.

The battery category has two primary competitors--Energizer, with our Energizer and Eveready brands, and The Procter & Gamble Company with its Duracell brand. We estimate Energizer and The Procter & Gamble Company collectively represent approximately 65% share in the markets in which we compete. The wet shave category comprises two primary competitors, The Procter & Gamble Company's Gillette and Energizer's Schick-Wilkinson Sword, which we estimate collectively represent more than 80% of the global wet shave market. For information about net sales, earnings before income taxes, depreciation and amortization, total assets and capital expenditures of each of our segments, and geographic segment information, including net sales to customers and long-lived assets, refer to Note 18 of the Notes to Consolidated Financial Statements.

Personal Care

The Personal Care division includes wet shave products sold under the Schick, Wilkinson Sword, Edge, Skintimate and Personna brand names, skin care products sold under the Banana Boat, Hawaiian Tropic, Wet Ones and Playtex brand names, and feminine care and infant care products sold under the Playtex and Diaper Genie brand names globally. As a result of the acquisition on October 23, 2013, we began selling products under the Stayfree, Carefree and o.b. brand names in the US, Canada and the Caribbean.

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

SWS has gained recognition for its innovation and development of new products designed to improve the shaving experience, including the introduction of the Intuition women's system in 2003, a unique system incorporating a three-bladed razor surrounded by a skin conditioning solid which lathers, shaves and provides extra moisture in one step. In 2003, SWS introduced the Quattro men's shaving system, the first four blade razor system for men. In 2010, SWS introduced the Schick Hydro men's shaving system, which incorporates new technologies including innovative skin protectors that act to smooth skin between blade tips and an advanced hydrating gel reservoir that lubricates throughout the shaving process. Schick Hydro is available in three- and five-blade models. Following the launch of Schick Hydro, SWS introduced two additional systems, Schick Hydro Silk for women and Schick Hydro 5 Power Select. In fiscal 2013, we extended the Schick Hydro franchise with the introduction of Schick Hydro men's and women's disposable razors.

In the U.S., we also sell market-leading shave preparation products, including shaving gels and creams under the Edge and Skintimate brands.

We also manufacture, distribute and sell a complete line of private label and value-priced wet shaving disposable razors, shaving systems and replacement blades. These wet shave products are sold primarily under a retailer's store name or under value brand names such as Personna and GEM.

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

In feminine care, we market products under the Playtex brand, and in the U.S., Canada and the Caribbean, under the Stayfree, Carefree and o.b. brands. We offer plastic applicator tampons under the Playtex Gentle Glide and Playtex Sport brands. We also sell Playtex Personal Cleansing Cloths, a pre-moistened wipe for feminine hygiene as well as pads, liners and tampons under the Stayfree, Carefree and o.b. brands.

In Infant Care, we market a broad range of products including bottles, cups, and mealtime products under the Playtex brand name. We also offer a line of pacifiers, including the Ortho-Pro and Binky pacifiers. We believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. The refill liners seal diapers in an odor-proof plastic film. We have recently introduced Litter Genie, a new waste disposal solution for cat owners originating from our Diaper Genie technology.

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

2013 Restructuring Initiatives

In November 2012, the Company’s Board of Directors authorized an enterprise-wide restructuring, which included the following objectives:

•	Reduce global workforce by more than 10%, or approximately 1,500 colleagues;

•	Rationalize and streamline operations facilities in the Household Products Division;

•	Consolidate general and administrative functional support across the organization;

•	Streamline the Household Products Division product portfolio to enable increased focus on our core battery and portable lighting businesses;

•	Streamline the marketing organization within our Household Products Division;

•	Optimize our go-to-market strategies and organization structures within our international markets;

•	Reduce overhead spending, including changes to benefit programs and other targeted spending reductions; and

•	Create a center-led purchasing function to drive procurement savings.

The Company estimates that total gross savings from this program will be $225 million, including approximately $103 million realized in fiscal 2013, and will be fully realized in fiscal 2015. In addition, the Company estimates total pre-tax restructuring related costs needed to execute this program will be near $250 million, including approximately $150 million of restructuring and related costs incurred in fiscal 2013.

Sources and Availability of Raw Materials

The principal raw materials used by Energizer - electrolytic manganese dioxide, zinc, silver, nickel, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, zinc, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, for wet shave products, and certain naturally derived fibers, resin-based plastics and certain chemicals for the Playtex product lines - are sourced on a regional or global basis. The prices and availability of these raw materials have fluctuated over time. Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time, although we cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, management has purchased materials or entered into forward contracts for various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

Energizer's products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., the Household Products and Personal Care segments have separate dedicated commercial organizations, reflecting the scale and importance of these businesses. Outside the U.S., the commercial teams market our full portfolio of product offerings. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, military stores and e-commerce.

Although a large percentage of Energizer's sales are attributable to a relatively small number of retail customers, in fiscal 2013, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer's annual sales. For fiscal year 2013, this customer accounted for, in the aggregate, approximately 20% of Energizer's sales. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.

Patents, Technology and Trademarks

 Energizer owns a number of U.S., Canadian and foreign trademarks, which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include Eveready, Energizer, Energizer Max, Schick, Schick Hydro, Schick Hydro Silk, Wilkinson Sword, Intuition, Hydro, Quattro, Xtreme, Protector, Silk Effects, ST Slim Twin, Exacta, Edge, Skintimate, Personna, Capri, Matrix3, Magnum 5, Speed 3, Vogue, Dermablade, Banana Boat, Hawaiian Tropic, Coolzone, Sport Performance, Ultramist, Binky, Diaper Genie, Drop-Ins, Lil' Gripper, Coolster, Gentle Glide, Play On, 360° Protection & Design, HandSaver, Twist 'N Click & design, Ortho Pro, Sipster, Sport, VentAire, Wet Ones, Stayfree, Carefree, o.b. and the Energizer Bunny and the Energizer Man character.  As a result of the Playtex acquisition, Energizer also owns royalty-free licenses in perpetuity to the Playtex and Living trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

 Energizer's ability to compete effectively in the battery and portable lighting, wet shave, skin care, feminine care and infant care categories depends, in part, on our ability to maintain the proprietary nature of technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing agreements. Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology which Energizer believes are significant to its business. These relate primarily to battery product and lighting device improvements, additional battery product features, shaving product improvements and additional features, plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children's drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, breast pump products and improvements, and manufacturing processes.

 As of September 30, 2013, Energizer owned (directly or beneficially) approximately 1,450 unexpired United States patents which have a range of expiration dates from October 2013 to March 2038, and had approximately 200 United States patent applications pending.  We routinely prepare additional patent applications for filing in the United States. Energizer also actively pursues foreign patent protection in a number of foreign countries.  As of September 30, 2013, Energizer owned (directly or beneficially) approximately 3,500 foreign patents and had approximately 800 patent applications pending in foreign countries.

 We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights.

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

Competition

The Personal Care and Household Products businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.

The global shaving products category is comprised of wet shave blades and razors, electric shavers, shave preparations (gels, lotions and creams). The wet shave segment of that business, the segment in which we participate, is further segmented between razor systems and disposable products. Geographically, North America, Western Europe and Japan represent relatively developed and stable markets. We expect to grow our business in those markets primarily by new premium priced product innovation. Our principal competitors in the wet shave business worldwide are The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment.

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

Energizer has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that we have been identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. We may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations, as well as any of our own properties.

The amount of the Company's ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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

Other Matters

Additional descriptions of the business of Energizer in response to Item 1, and the summary of selected financial data appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” and appearing under “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 18 - Segment Information,” are included in Exhibit 13 attached hereto and incorporated herein by reference. This information will also appear in the Energizer Holdings, Inc. 2013 Annual Report.

Item 1A. Risk Factors.

The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. Energizer may amend or supplement the risk factors described below from time to time in other reports it files with the SEC.

Energizer faces risks associated with global economic conditions.

Unfavorable global economic conditions, increased unemployment levels and uncertainty about future economic prospects could reduce consumer demand for our products as a result of a reduction in discretionary spending or a shift of purchasing patterns to lower-cost options such as private label or price brands. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to remain on shelf. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. These general risks remain heightened as global economic conditions continue to deteriorate and the recovery in most developed markets remains sluggish. Worsening economic conditions could harm our sales and profitability. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business plan and strategy.

If Energizer cannot continue to develop new products in a timely manner, and at favorable margins, it may not be able to compete effectively.

The battery and portable lighting products, wet shave, skin care, feminine care and infant care industries have been notable for the pace of innovations in product life, product design and applied technology, and our success depends on future innovations. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Our competitors may introduce new or enhanced products that significantly outperform ours, or develop manufacturing technology which permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products, or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

Competition in Energizer's industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

The categories in which Energizer operates are mature and highly competitive, both in the United States and globally, as a limited number of large manufacturers compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate as well as increasing retailer concentration, our retailer customers, including on-line retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins, or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Energizer's ability to compete effectively may be affected by a number of factors, including:

•
our primary competitor in batteries, wet shave and feminine care products, The Procter & Gamble Company, and our other competitors, may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than Energizer does, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

•	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors may be able to obtain exclusive distribution rights at particular retailers, or favorable in-store placement; and

•	we may lose market share to private label brands sold by retail chains, which are typically sold at lower prices than our products.

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
Further, the success of these brands can suffer if our marketing plans or new product offerings do not have the desired impact on our brand's image or ability to attract and retain consumers. Additionally, claims made in our marketing campaigns may become subject to litigation alleging false advertising, which if successful could cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of Energizer, through social media or otherwise, could negatively impact product sales.

Loss of any of our principal customers could significantly decrease our sales and profitability.

Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 20% of net sales in fiscal 2013. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. For example, our net sales and earnings in the fourth quarter of fiscal 2013 were negatively impacted by distribution losses at two U.S. retail customers. Additionally, increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements on Energizer.

The performance of the primary battery product category may be impacted by further changes in technology and device trends, which could impair Energizer's operating results and growth prospects.

We believe an increasing number of devices are using built-in rechargeable battery systems, particularly in developed markets, leading to a declining volume trend in the battery category, which we expect will continue. This has and will likely continue to have a negative impact on the demand for primary batteries. This trend has and will continue to put additional pressure on segment results going forward, both directly through reduced consumption and indirectly as manufacturers aggressively price and promote their products to seek to retain market share or gain battery shelf space. Development and commercialization of new battery or device technologies not available to Energizer could also negatively impact our results and prospects.

Energizer is subject to risks related to its international operations, including currency fluctuations, which could adversely affect our results of operations.

Energizer's businesses are currently conducted on a worldwide basis, with nearly 50% of our sales in fiscal 2013 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, Energizer is subject to a number of risks associated with doing business in foreign countries, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the inability to repatriate foreign-based cash, which constitutes substantially all of our overall cash, for strategic needs in the U.S. without incurring significant income tax and earnings consequences, as well as the heightened counter-party, internal control and country-specific risks associated with holding cash overseas;

•
the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to Energizer by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations;

•	restrictions on and taxation of international imports and exports;

•	currency fluctuations, including the impact of hyper-inflationary conditions in certain economies;

•
political or economic instability, government nationalization of business or industries, government corruption, and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt and the Middle East and across Latin America, including Venezuela and Argentina;

•	legal and regulatory constraints, including tariffs and other trade barriers; and

•	difficulty in enforcing contractual and intellectual property rights.

A significant portion of Energizer's sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some which are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to communicating within Energizer and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results. In addition, we are undertaking a significant implementation of information technology systems globally to facilitate business processes and generate cost savings in connection with our multi-year restructuring, and during this implementation, we face a heightened risk of system interruptions and deficiencies or failures in our internal controls involving our information systems and processes.

We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.

In November 2012, we announced a company-wide restructuring plan. We have incurred and expect to continue to incur additional significant charges related to the restructuring plan, which will reduce our profitability in the periods incurred. If we incur unexpected charges related to the restructuring, or in connection with any potential future restructuring program, our financial condition and results of operations may suffer further.

Execution of the restructuring plan, or any potential future restructuring program, presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve adequate internal controls as we restructure our general and administrative functions, including our information technology and financial reporting infrastructure;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	loss of sales as we reduce or eliminate staffing on non-core product lines;

•	diversion of management attention from ongoing business activities; and

•	the failure to maintain employee morale and retaining key employees while implementing benefit changes and reductions in the workforce.

Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.

Additionally, there may be delays in implementing the restructuring activities or a failure to achieve the anticipated levels of cost savings and efficiency as a result of the restructuring activities, each of which could materially and adversely impact our business and results of operations. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities.

Energizer's business is subject to regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Food and Drug Administration, the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. New or more restrictive regulations or more restrictive interpretations of existing regulations could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care and energy. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

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

Significant estimation and judgment is required in determining our tax provisions for taxes in the U.S. and jurisdictions outside the U.S. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and although we believe our tax positions are defensible and our tax provision estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our income tax provisions and accruals. The unfavorable resolution of any audits or litigation could have an adverse impact on future operating results and our financial condition.

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

Operations of our manufacturing and packaging facilities worldwide may be subject to disruption for a variety of reasons, including availability of raw materials, work stoppages, industrial accidents, disruptions in logistics, loss or impairment of key manufacturing sites, product quality or safety issues, licensing requirements and other regulatory issues, trade disputes between countries in which we have operations, such as the U.S. and China, and acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. The supply of our raw materials may be similarly disrupted. There is also a possibility that third party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. The Company maintains business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

Energizer has a substantial level of indebtedness and is subject to various covenants relating to such indebtedness, which limits its discretion to operate and grow its business.

Energizer's current debt level is approximately $2.2 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.

Additionally, many of our debt instruments are subject to certain financial and other covenants, including debt ratio tests. We may be in breach of such covenants in the event of future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events. In the event of such breach, our lenders may be entitled to accelerate the related debt as well as any other debt to which a cross-default provision applies, and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. There is no assurance that we would obtain such amendments or waivers or effect such refinancing, or that we would be able to do so on terms similar to our current debt instruments. The covenants and financial ratio requirements contained in our debt instruments could also increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, place us at a competitive disadvantage as compared to our competitors that have greater financial flexibility or limit, among other things, our ability to borrow additional funds.

Our credit ratings are important to our cost of capital.

The major credit rating agencies periodically evaluate our creditworthiness and have given us specified credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies as well as our strategies, operations and execution. We aim to maintain our current ratings as they serve to lower our borrowing costs and facilitate our access to sources of capital on terms that we consider advantageous to our business. Failure to maintain our credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.

There can be no guarantee that we will continue to make dividend payments or repurchase stock.

Although our Board of Directors has authorized a share repurchase program and initiated a quarterly cash dividend payable on our Common Stock, any determinations to continue to repurchase Common Stock or to continue to pay cash dividends will be based primarily upon our financial condition, results of operations, available U.S. cash, business requirements and the Board of Directors' continuing determination that the repurchase program and the payment of dividends under the dividend policy are in the best interests of shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs.

Impairment of our goodwill and other intangible assets would result in a reduction in net income.

Energizer has a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and/or estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates may result in an impairment charge, which could have an adverse impact on our operating results.

If Energizer fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

The vast majority of our total revenues are from products bearing proprietary trademarks and brand names. In addition, Energizer owns or licenses from third parties a considerable number of patents, patent applications and other technology. Energizer relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that Energizer will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the United States, the laws of some other countries in which Energizer's products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. We cannot be certain that our intellectual property rights will not be invalidated, circumvented or challenged in the future, and Energizer could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition or decreased royalties, either of which could negatively impact our operating results. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.

Energizer's business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not maintain such insurance on acceptable terms, or at all. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products' reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to attract, retain and develop key personnel.
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future. Additionally, the escalating costs of offering and administering health care benefits for employees could result in reduced profitability.

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

We have completed a number of significant acquisitions since becoming an independent company in 2000, including, most recently, the acquisition of the Stayfree, Carefree and o.b. brands in the U.S., Canada and the Caribbean in October 2013. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions.

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

Additional descriptions of risks impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” are included in Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2013 Annual Report to Shareholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Below is a list of Energizer's principal plants and facilities as of the date of filing. Management believes that the Company's production facilities are adequate to support the business and the properties and equipment have been well maintained.

HOUSEHOLD PRODUCTS
North America	Asia
Asheboro, NC (2)	Bogang, People’s Republic of China (1)(9)
Bennington, VT	Cimanggis, Indonesia (8)
Garrettsville, OH	Ekala, Sri Lanka
Marietta, OH	Jurong, Singapore (8)
Walkerton, Ontario, Canada (5)	Tianjin, People’s Republic of China (1)
Westlake, OH (3)
Europe, Middle East and Africa
Alexandria, Egypt
Nakuru, Kenya (4)

PERSONAL CARE

North America	Europe, Middle East and Africa
Milford, CT	Nove Modlany, Czech Republic (1)
Verona, VA	Solingen, Germany
Obregon, Mexico (1)	Nazareth, Israel
Mexico City, Mexico (1)
Knoxville, TN	South America
Dover, DE (6)	Santa Catarina, Brazil (1)
Sidney, OH (7)
Ormond Beach, FL	Asia
Allendale, NJ (1)(3)	Guangzhou, People’s Republic of China (1)
Montreal, Quebec, Canada

ADMINISTRATIVE AND
EXECUTIVE OFFICES
St. Louis, MO (1)	Mississauga, Ontario, Canada (1)
Shelton, CT (1)	Cedar Knolls, NJ (1)

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

Item 4. Mine Safety Disclosure

None.

Item 4a. Executive Officers Of The Registrant.

 A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2013. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

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

David P. Hatfield- President and Chief Executive Officer, Energizer Personal Care since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Schick-Wilkinson Sword from April to November, 2007, as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, as Vice President, North American and Global Marketing, from 1999 to 2004. Age: 53.

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

Daniel J. Sescleifer- Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Age: 51.

Peter J. Conrad- Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997 and served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995 to 1997. Age: 52.

Brandon P. Davis - Vice President, Global Business Transformation of Energizer since October, 2013.  Mr. Davis joined Energizer in 1997 and prior to his current position he served as General Manager of Australia. Prior to that role he served in positions of increasing responsibility including Vice President, Trade Marketing and Vice President, Wal-Mart/Sam's. Age: 40.

Mark S. LaVigne- Vice President, Secretary and General Counsel since April 2012. Previously, Mr. LaVigne served as Vice President, Secretary and Assistant General Counsel from 2010 to 2012 and as a partner in the law firm Bryan Cave LLP from 2007 to 2010. Age: 42.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

ENR Stock is listed on the New York Stock Exchange. As of September 30, 2013, there were approximately 10,200 shareholders of record of the ENR Stock.

     The following table sets forth the range of market prices for ENR Stock for the period from October 1, 2011 to September 30, 2013.

Market Price Range
	FY2013			FY2012
First Quarter	$69.46	-	$83.33	$62.98	-	$78.00
Second Quarter	$80.78	-	$100.25	$72.41	-	$80.10
Third Quarter	$92.43	-	$102.98	$69.45	-	$78.29
Fourth Quarter	$90.59	-	$108.50	$64.36	-	$80.36

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

In the fourth quarter of fiscal 2012, the Company initiated a quarterly dividend. The following table sets forth the quarterly dividends paid by the Company over the past two fiscal years.

Quarterly Dividend Payments (per share)	FY2013	FY2012
First Quarter	$0.40	—
Second Quarter	$0.40	—
Third Quarter	$0.40	—
Fourth Quarter	$0.50	$0.40

The Company expects to continue its policy of paying regular quarterly cash dividends. Future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared in the sole discretion of the Company's Board of Directors.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2013 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares purchased(1)	Average price paid per shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2013-July 31, 2013	1,129	$105.59	—	6,019,739
August 1, 2013-August 31, 2013	2,728	$98.42	—	6,019,739
September 1, 2013 – September 30, 2013	2,651	$94.53	—	6,019,739

(1)
6,508 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.

(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. This authorization replaced the prior share repurchase authorization. No shares were repurchased on the open market during the fiscal year under this share repurchase authorization exclusive of the small number of shares related to the net settlement of certain stock awards for tax withholding purposes.

Since the end of fiscal 2013 and through the date of this report, the Company has not repurchased any shares of its common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes.

From October 1 through November 8, 2013, an additional 134,344 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

The following graph compares the cumulative 5-year total return provided to shareholders on Energizer Holdings, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2008 and its relative performance is tracked through September 30, 2013. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.

	9/08	9/09	9/10	9/11	9/12	9/13
Energizer Holdings, Inc.	100.00	82.36	83.46	82.48	93.17	117.29
S&P Midcap 400	100.00	96.89	114.11	112.66	144.81	184.89
S&P Household Products	100.00	89.42	96.01	106.17	123.69	139.59

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

 Not applicable.

Item 9A. Controls and Procedures.

 We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm of the Energizer Holdings, Inc. is included as part of Exhibit 13 attached hereto and incorporated by reference herein.

Item 9B. Other Information

  Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item, which will be in our Proxy Statement under the captions “The Board of Directors and Energizer's Corporate Governance – Director Compensation”, “Executive Compensation,” “The Board of Directors and Energizer's Corporate Governance – Corporate Governance, Risk Oversight and Director Independence – Compensation Committee Interlocks and Insider Participation” and “Nominating and Executive Compensation Committee Report,” is hereby incorporated by reference. The information contained in “Nominating and Executive Compensation Committee Report” shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item, which will be in our Proxy Statement under the captions “Stock Ownership Information,” and “Equity Compensation Plan Information” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 The information required by this item, which will be in our Proxy Statement under the captions “The Board of Directors and Energizer’s Corporate Governance - Corporate Governance, Risk Oversight and Director Independence -
Director Independence” and “Additional Information - Certain Relationships and Related Transactions,” is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.

 The information required by this item, which will be in our Proxy Statement under the caption “Ratification of Appointment of Independent Auditor,” is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Documents filed with this report:
	1.	Financial statements included as Exhibit 13 attached hereto and incorporated by reference herein:
		-	Report of Independent Registered Public Accounting Firm.
		-	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2013, 2012 and 2011.
		-	Consolidated Balance Sheets -- at September 30, 2013 and 2012.
		-	Consolidated Statements of Cash Flows -- for years ended September 30, 2013, 2012 and 2011.
		-	Consolidated Statements of Shareholders’ Equity -- at September 30, 2013, 2012 and 2011.
		-	Notes to Consolidated Financial Statements.
Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.
	2.	Financial Statement Schedules.
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

2.2
Agreement and Plan of Merger among Energizer, ETKM, Inc., and Playtex Products, Inc. dated July 12, 2007 (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed July 13, 2007).***

2.3
Asset Purchase Agreement, dated as of May 10, 2009, by and between S.C. Johnson & Son, Inc., a Wisconsin corporation and Energizer (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed May 11, 2009).***

2.4
Asset Purchase Agreement dated as of October 8, 2010, by and between American Safety Razor, LLC, a Delaware limited liability company, and Energizer (incorporated by reference to Exhibit 2.1 of Energizer’s Current Report on Form 8-K filed October 13, 2010).***

			3.1	Restated Articles of Incorporation of Energizer Holdings, Inc.**

			3.2	Amended Bylaws of Energizer Holdings, Inc., restated as of April 25, 2011 (incorporated by reference to Exhibit 3.1 of Energizer’s Current Report on Form 8-K, filed April 27, 2011).

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

			10.13	Form of Non-Qualified Stock Option dated January 26, 2004 (incorporated by reference to Exhibit 10 of Energizer's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2003).*

			10.14	Form of Non-Qualified Stock Option dated October 19, 2004 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 25, 2004).*

			10.15	Form of Non-Qualified Stock Option dated January 14, 2005 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed January 19, 2005).*

			10.16	Form of Restricted Stock Equivalent Award Agreement dated January 14, 2005 (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed January 19, 2005).*

			10.17	Non-Competition and Non-Disclosure Agreement with J.P. Mulcahy (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed January 27, 2005).*

			10.18	2005 Note Purchase Agreement dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed September 29, 2005).

			10.19	2006 Note Purchase Agreement dated July 6, 2006 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed July 7, 2006).

10.20
2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of Energizer's Annual Report on Form 10-K for the year ended September 30, 2008).*

10.21
First Amendment to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).

10.22
Amendment No. 2 to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).

10.23
Amendment No. 3 to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).

10.24
Amendment No. 4 to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).

			10.25	Form of 2007 Note Purchase Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 17, 2007).

			10.26	Amended Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed October 15, 2008).*

			10.27	Form of Indemnification Agreement between Energizer and W. Klein (incorporated by reference to Exhibit 10 of Energizer's Current Report on Form 8-K filed November 5, 2008).*

			10.28	Form of Change of Control Employment Agreements, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.29	Energizer Holdings, Inc. 2000 Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.30	Form of Amendment to Certain Restricted Stock Equivalent Award Agreements (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.31	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009 (incorporated by reference to Exhibit 4 of Energizer's Registration Statement on Form S-8 filed February 2, 2009).*

			10.32	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed February 10, 2009).*

			10.33	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.34	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.35	Form of Retention Stock Option Award (incorporated by reference to Exhibit 10.3 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

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

10.38
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

			10.53	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed October 21, 2011).*

			10.54	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed October 21, 2011).*

			10.55	Form of Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2012).*

10.56
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

10.57
Amendment No. 3 to 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's annual report on Form 10-K filed November 20, 2012).*

10.58
Partial Freeze Amendment For the 2009 Restatement of the Energizer Holdings, Inc. Deferred Compensation Plan dated September 11, 2012 (incorporated by reference to Exhibit 10.60 to the Company's annual report on Form 10-K filed November 20, 2012).*

10.59
Clarifying Amendment to the Energizer Holdings, Inc. Executive Health Plan for Active Employees, dated July 27, 2012 (incorporated by reference to Exhibit 10.61 to the Company's annual report on Form 10-K filed November 20, 2012).*

10.60
Termination Amendment for the Energizer Holdings, Inc. Executive Health Plan for Active Employees, dated September 11, 2012 (incorporated by reference to Exhibit 10.62 to the Company's annual report on Form 10-K filed November 20, 2012).*

10.61
Termination Amendment for the Energizer Holdings, Inc. Executive Health Plan for Retired Employees, dated September 11, 2012 (incorporated by reference to Exhibit 10.63 to the Company's annual report on Form 10-K filed November 20, 2012).*

10.62
Form of Change of Control Employment Agreement for use with designated individuals subsequent to January 1, 2012, first entered into with Alan R. Hoskins on February 13, 2012 (incorporated by reference to Exhibit 10.64 to the Company's annual report on Form 10-K filed November 20, 2012).*

			10.63	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 14, 2012).*

			10.64	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 14, 2012).*

			10.65	Form of Performance Restricted Stock Equivalent Award Agreement.*, **

			10.66	Form of Restricted Stock Equivalent Award Agreement.*, **

			12	Calculation of Earnings to Fixed Charges.**

			13	Portions of the Energizer Holdings, Inc. 2013 Annual Report to Shareholders for the year ended September 30, 2013.**

			21	Subsidiaries of Registrant.**

			23	Consent of Independent Registered Public Accounting Firm.**

			31.1	Section 302 Certification of Chief Executive Officer.**

			31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer.**

			32.1	Section 1350 Certification of Chief Executive Officer.**

			32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.**

101
Attached as Exhibit 101 to this Form 10-K are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2011, 2012 and 2013, (ii) Consolidated Balance Sheets at September 30, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2012 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 2011, 2012 and 2013, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2013. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”**

*Denotes a management contract or compensatory plan or arrangement.
**Denotes filed herewith.
***Exhibits 2.2, 2.3 and 2.4 have been included to provide investors and shareholders with information regarding their terms. Disclosure herein is not intended to provide any factual, business or operational information about Energizer or the other entities referenced therein. The Exhibits contains representations and warranties that the parties to the agreements made solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules in connection with execution of such agreements. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth therein. Moreover, the representations and warranties (i) are subject to materiality standards which may differ from what may be viewed as material by investors and shareholders, (ii) in certain cases, were used for the purpose of allocating risk among the parties rather than establishing matters as facts and (iii) were only made as of the date thereof. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances. Moreover, information concerning the subject matter of such representations and warranties may change after the date of such agreements, which subsequent information may or may not be fully reflected in Energizer's public disclosures. Pursuant to Item 601 (b) (2) of Regulation S-K, schedules have been omitted and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

By	/s/ Ward M. Klein
Ward M. Klein
Chief Executive Officer

Date: November 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Ward M. Klein
Ward M. Klein (principal executive officer)	Chief Executive Officer and Director
/s/ Daniel J. Sescleifer
Daniel J. Sescleifer (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/ John J. McColgan
John J. McColgan (controller and principal accounting officer)	Vice President and Controller
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Daniel J. Heinrich
Daniel J. Heinrich	Director
/s/ R. David Hoover
R. David Hoover	Director
/s/ John C. Hunter
John C. Hunter	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ John E. Klein
John E. Klein	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ Pamela Nicholson
Pamela Nicholson	Director
/s/ John R. Roberts
John R. Roberts	Director
Date: November 21, 2013