Form 10-Q
period 2013-12-31
ENERGIZER HOLDINGS INC
filed 2014-01-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on December 31, 2013: 62,646,385.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter Ended December 31, 2013 and 2012	3

Unaudited Consolidated Balance Sheets (Condensed) as of December 31, 2013 and September 30, 2013	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Three Months Ended December 31, 2013 and 2012	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	42

SIGNATURES	43

EXHIBIT INDEX	44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2013	2012
Net sales	$1,113.9	$1,192.5
Cost of products sold	602.1	630.9
Gross profit	511.8	561.6

Selling, general and administrative expense	203.5	200.5
Advertising and sales promotion expense	81.0	94.8
Research and development expense	21.9	24.6
2013 restructuring	24.4	49.0
Pension curtailment	—	(37.4)
Interest expense	31.2	33.5
Other financing items, net	(2.0)	7.9
Earnings before income taxes	151.8	188.7
Income tax provision	43.9	58.9
Net earnings	$107.9	$129.8

Basic net earnings per share	$1.73	$2.10
Diluted net earnings per share	$1.71	$2.07

Statement of Comprehensive Income:
Net earnings	$107.9	$129.8
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	0.2	14.4
Pension/postretirement activity, net of tax of $1.5 and ($11.9), respectively	2.8	(20.2)
Deferred gain on hedging activity, net of tax of $0.9 and $3.7, respectively	1.4	4.3
Total comprehensive income	$112.3	$128.3

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2013	September 30, 2013
Current assets
Cash and cash equivalents	$881.5	$998.3
Trade receivables, less allowance for doubtful accounts of $15.9 and $16.0, respectively	463.4	480.6
Inventories	611.6	616.3
Other current assets	561.3	473.2
Total current assets	2,517.8	2,568.4
Property, plant and equipment, net	847.6	755.6
Goodwill	1,477.3	1,475.8
Other intangible assets, net	1,876.0	1,835.5
Other assets	81.8	82.1
Total assets	$6,800.5	$6,717.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$220.0	$140.0
Notes payable	161.1	99.0
Accounts payable	288.6	340.4
Other current liabilities	511.6	574.0
Total current liabilities	1,181.3	1,153.4
Long-term debt	1,918.8	1,998.8
Other liabilities	1,165.9	1,111.6
Total liabilities	4,266.0	4,263.8
Shareholders' equity
Common stock	0.7	0.7
Additional paid-in capital	1,619.7	1,628.9
Retained earnings	1,220.1	1,144.1
Treasury stock	(137.5)	(147.2)
Accumulated other comprehensive loss	(168.5)	(172.9)
Total shareholders' equity	2,534.5	2,453.6
Total liabilities and shareholders' equity	$6,800.5	$6,717.4

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Quarter Ended December 31,
	2013	2012
Cash Flow from Operating Activities
Net earnings	$107.9	$129.8
Non-cash restructuring costs	4.4	23.4
Pension curtailment	—	(37.4)
Depreciation and amortization	33.4	38.3
Non-cash items included in income	47.3	37.6
Other, net	7.1	(20.5)
Changes in current assets and liabilities used in operations	(149.0)	(99.6)
Net cash from operating activities	51.1	71.6

Cash Flow from Investing Activities
Capital expenditures	(20.3)	(15.4)
Feminine care acquisition	(185.3)	—
Proceeds from sale of assets	3.5	0.1
Other, net	—	(0.1)
Net cash used by investing activities	(202.1)	(15.4)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	—	(106.5)
Net increase in debt with original maturities of 90 days or less	58.3	131.1
Cash dividends paid	(31.3)	(24.8)
Proceeds from issuance of common stock	2.0	6.6
Excess tax benefits from share-based payments	4.0	2.5
Net cash from financing activities	33.0	8.9

Effect of exchange rate changes on cash	1.2	3.5

Net (decrease)/increase in cash and cash equivalents	(116.8)	68.6
Cash and cash equivalents, beginning of period	998.3	718.5
Cash and cash equivalents, end of period	$881.5	$787.1

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2013
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events and, unless disclosed herein, determined no disclosure is necessary. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2013 included in the Annual Report on Form 10-K dated November 21, 2013.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson (the feminine care acquisition) and the financial performance related to these brands will be included in the Company’s Personal Care segment and within the Feminine Care product category. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives including the 2013 restructuring detailed below, acquisition integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of the above mentioned items from segment results reflects management's view on how it evaluates segment performance.

The Company's operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applies an allocated cost basis, in which the costs of shared segment business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.

Effective October 1, 2013, the Company centralized certain corporate administrative functions across the organization as part of the 2013 restructuring project. A portion of these costs were previously reported at the segment level, but are now reported within General corporate and other expenses. Periods prior to this change have not been adjusted to conform to this current presentation.
For the quarter ended December 31, 2013, the Company recorded a pre-tax inventory valuation adjustment of approximately $8 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Approximately $6.4 of this amount was recorded within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition for the quarter ended December 31, 2013. The remaining amount of the inventory valuation adjustment will be recorded to Cost of products sold during the second fiscal quarter, upon the subsequent sale of the remaining inventory. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

For the quarter ended December 31, 2013, the Company recorded $24.4 in restructuring charges related to its 2013 restructuring as compared to $49.0 in the prior year quarter. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.3 for the quarter ended December 31, 2013 associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated

Statement of Earnings and Comprehensive Income (Condensed). These information technology costs are considered part of the total project costs incurred for the restructuring initiative. See Note 3 to the Condensed Financial Statements.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans was frozen and future service benefits are no longer being accrued under these retirement programs. For the quarter ended December 31, 2012, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Segment sales and profitability for the quarter ended December 31, 2013 and 2012, respectively, are presented below.

	For the quarter ended December 31,
	2013	2012
Net Sales
Personal Care	$550.2	$554.3
Household Products	563.7	638.2
Total net sales	$1,113.9	$1,192.5

	For the quarter ended December 31,
	2013	2012
Segment Profit
Personal Care	$130.3	$116.2
Household Products	133.4	160.6
Total segment profit	263.7	276.8

General corporate and other expenses	(40.2)	(29.5)
2013 restructuring (1)	(26.7)	(49.0)
Feminine care acquisition/integration costs	(4.9)	—
Acquisition inventory valuation	(6.4)	—
Pension curtailment	—	37.4
Amortization of intangibles	(4.5)	(5.6)
Interest and other financing items	(29.2)	(41.4)
Total earnings before income taxes	$151.8	$188.7

(1) Includes pre-tax costs of $2.3 for the quarter ended December 31, 2013, associated with certain information technology and related activities, which are included in Selling, general and administrative expense on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales	2013	2012
Alkaline batteries	$365.6	$401.7
Wet Shave	365.2	394.5
Other batteries and lighting products	198.1	236.5
Feminine Care	80.9	42.0
Skin Care	56.2	63.1
Infant Care	35.3	41.0
Other personal care products	12.6	13.7
Total net sales	$1,113.9	$1,192.5

Total assets by segment are presented below:

	December 31, 2013	September 30, 2013
Personal Care	$1,387.2	$1,208.3
Household Products	1,040.9	1,033.0
Total segment assets	2,428.1	2,241.3
Corporate	1,019.1	1,164.8
Goodwill and other intangible assets, net	3,353.3	3,311.3
Total assets	$6,800.5	$6,717.4

Note 2 - Acquisition of Feminine Care Brands
In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson for an aggregate cash purchase price of approximately $185. The purchase price is subject to a working capital adjustment, which is expected to be finalized during the second quarter. The Company financed the feminine care acquisition with available foreign cash of approximately $135 and $50 obtained from borrowings under the Company’s available debt facilities. Liabilities assumed as a result of the feminine care acquisition are limited primarily to certain employee benefit obligations. The Company expects to combine these acquired brands within its existing feminine care business in the Personal Care segment. Combining these complementary businesses with our existing feminine care products provides the Company with brands in each of the key feminine hygiene categories. There are no contingent payments, options or commitments associated with the feminine care acquisition.

The Company has developed a preliminary estimate of the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, but this is subject to change as we complete our valuation activities. The purchase price allocation is not complete due to the timing of the acquisition and is expected to be finalized by March 31, 2014. For purposes of the preliminary allocation, the Company has estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The preliminary fair value adjustment for the acquired equipment was established using a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.

The estimated value for assets acquired and liabilities assumed will be adjusted when the final purchase price allocations are complete. Any changes to the preliminary estimates of the fair value of assets acquired and liabilities assumed, some of which may be material, will be allocated to residual goodwill and reflected from the feminine care acquisition date.

At December 31, 2013, the preliminary allocation of the purchase price is as follows:

Inventories	$44.4
Intangible assets	44.3
Other assets	7.2
Property, plant and equipment,net	114.2
Other liabilities	(4.5)
Pension/Other post-retirement benefits	(20.3)
Net assets acquired	$185.3

The Company expects this transaction will generate little to no goodwill. At this time, intangible assets acquired are assumed to be indefinite-lived intangible assets related to the acquired tradenames and would be fully allocated to the Personal Care segment.

Upon completion of the valuation, and if identified, all or a portion of intangibles and goodwill will be deductible for tax purposes and amortized over 14 to 15 years, depending on the statutory jurisdiction.

Proforma revenue and operating results for the feminine care acquisition are not included as they are not considered material to the Consolidated Financial Statements.

Note 3 – Restructuring

2013 Restructuring

In November 2012, the Company's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to the Company's management to determine the final actions with respect to this plan.

As previously disclosed, the primary objectives of the 2013 Restructuring included reduction in workforce, consolidation of G&A functional support across the organization, reduced overhead spending, creation of a center-led purchasing function, and rationalization and streamlining of the Household Products operations facilities, product portfolio and marketing organization.

In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project and delegated authority to the Company's management to determine the final actions with respect to the plan. As a result of the expanded scope of the Company's restructuring efforts, incremental costs will be incurred to successfully execute the program. It is estimated that fiscal 2014 restructuring costs will be in the range of $100 to $130, including the costs related to the expanded project scope an increase of $30 to $40 versus original estimates. Total project restructuring costs are estimated to increase from the original outlook of $250 to approximately $350.

For the quarter ended December 31, 2013 and 2012, the Company recorded pre-tax expense of $24.4 and $49.0, respectively for charges related to the 2013 restructuring plan including:

•
Accelerated depreciation charges of $4.4 and $4.1 for the quarter ended December 31, 2013 and 2012, respectively, and non-cash asset impairment charges of $19.3 for the quarter ended December 31, 2012, related primarily to plant closures,

•	Severance and related benefit costs of $5.9 and $13.6 for the quarter ended December 31, 2013 and 2012, respectively, associated with staffing reductions that have been identified to date, and

•	Consulting, program management and other charges associated with the restructuring of $14.1 and $12.0 for the quarter ended December 31, 2013 and 2012, respectively.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.3 for the quarter ended December 31, 2013 associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income

(Condensed). These information technology costs are considered part of the total project costs incurred for the restructuring initiative.

The Company does not include the 2013 restructuring costs in the results of its reportable segments. The estimated pre-tax impact of allocating such charges to segment results would have been as follows:

•
Accelerated depreciation charges of approximately $4.4 for the quarter ended December 31, 2013, would be fully allocated to our Household Products segment. Non-cash asset impairment charges of $19.3 and accelerated depreciation charges of approximately $4.1 for the quarter ended December 31, 2012, would be fully allocated to our Household Products segment.

•
Severance and related benefit costs of approximately $6 for the quarter ended December 31, 2013 would be allocated as follows: Personal Care of approximately $2; and Household Products of approximately $4.0. Severance and related benefit costs of approximately $14 for the quarter ended December 31, 2012 would be allocated as follows: Personal Care of approximately $2; Household Products of approximately$11; and Corporate of approximately $1. As certain headcount provides services to both segments, charges for severance and related benefits for such headcount requires an allocation.

•
Consulting, program management and other exit costs of approximately $14 for the quarter ended December 31, 2013 would be allocated as follows: Personal Care of approximately $4; and Household Products of approximately $10. Consulting, program management and other exit costs of approximately $12 for the quarter ended December 31, 2012 would be allocated as follows: Personal Care of approximately $3; Household Products of approximately $8; and Corporate of approximately $1.

Total project-to-date costs associated with the 2013 restructuring project are approximately $185, of which, approximately $50 relates to non-cash asset impairment and accelerated depreciation charges, approximately $55 relates to severance and related benefit costs, and approximately $80 relates to consulting, program management and other exit costs. Consulting, program management and other exit costs are inclusive of approximately $8 in certain information technology enablement costs (included in SG&A) and approximately $6 in obsolescence charges related to the exit of certain non-core product lines (included in Cost of products sold), both of which are considered part of the overall restructuring project.

A summary of the remaining estimated costs for the 2013 restructuring plan is as follows. These amounts are inclusive of the expanded scope initiatives described above. Total, as well as category ranges, are estimates.

•	Approximately $15-$30 related to plant closure and accelerated depreciation charges,

•	Approximately $35-$45 related to severance and related benefit costs,

•	Approximately $35-$45 related to consulting and program management, and

•	Approximately $30-$40 related to other restructuring related costs.

Costs remaining associated with certain information technology enablement activities related to our restructuring initiatives are approximately $10-$15. In addition, the Company expects to incur incremental capital expenditures of $20-$30 over the next 9 months, related primarily to information technology enablement of certain restructuring initiatives.

The following table summarizes the 2013 restructuring activity for the first three months of fiscal 2014.

			Utilized
	October 1, 2013	Charge to Income	Cash	Non-Cash	December 31, 2013
Severance & Termination Related Costs	$16.3	$5.9	$(10.7)	$—	$11.5
Asset Impairment/Accelerated Depreciation	—	4.4	—	(4.4)	—
Other Related Costs	4.3	14.1	(6.9)	—	11.5
Total	$20.6	$24.4	$(17.6)	$(4.4)	$23.0

Note 4 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $8.3 and $6.3 for the quarter ended December 31, 2013 and 2012, respectively, and were recorded in Selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $3.1 and $2.3 for the quarter ended December 31, 2013 and 2012, respectively.

Restricted Stock Equivalents (RSE) - (In whole dollars and total shares)

In November 2013, the Company granted RSE awards to a group of key employees which included approximately 179,800 shares that vest ratably over four years or upon death or change of control. At the same time, the Company granted two RSE awards to a group of key executives. One grant includes approximately 39,800 shares and vests, in most cases, on the third anniversary of the date of grant or upon death or change of control. The second grant includes approximately 238,600 shares, which vests on the date that the Company publicly releases its earnings for its 2016 fiscal year, contingent upon achievement of performance targets with respect to adjusted cumulative earnings before interest taxes depreciation and amortization (EBITDA) and adjusted return on invested capital, weighted equally, and subject to adjustment based on relative total shareholder return during the three year performance period based on a relevant group of industrial and consumer goods companies. In addition, the terms of the performance awards provide that the awards vest upon death and in some instances upon change of control and potential pro rata vesting for retirement based on age and service requirements. The total performance awards expected to vest will be amortized over the vesting period. The closing stock price on the date of the grant used to determine the award estimated fair value was $101.56. The awards that are contingent upon achievement of performance targets have a 5% fair value premium added to the closing stock price on the date of the grant based on a simulation of outcomes under the relative total shareholders' return metric required by the Accounting Standards Codification ("ASC") section 718.

Note 5 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2013 and 2012, respectively.

(in millions, except per share data)	Quarter Ended December 31,
	2013	2012
Numerator:
Net earnings for basic and dilutive earnings per share	$107.9	$129.8
Denominator:
Weighted-average shares - basic	62.5	61.8
Effect of dilutive securities:
Stock options	0.1	0.1
Restricted stock equivalents	0.5	0.7
Total dilutive securities	0.6	0.8
Weighted-average shares - diluted	63.1	62.6
Basic net earnings per share	$1.73	$2.10
Diluted net earnings per share	$1.71	$2.07

At December 31, 2013, there were no awards deemed anti-dilutive. At December 31, 2012, approximately 0.4 of the Company’s outstanding RSEs and stock options were not included in the diluted net earnings per share calculation because to do so would have been anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the securities is not included in the computation.

Note 6 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2013 and December 31, 2013.

	Household Products	Personal Care	Total
Balance at October 1, 2013	$37.2	$1,438.6	$1,475.8
Cumulative translation adjustment	0.1	1.4	1.5
Balance at December 31, 2013	$37.3	$1,440.0	$1,477.3

Total amortizable intangible assets other than goodwill at December 31, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames/Brands	$19.0	$13.0	$6.0
Technology and patents	75.7	58.3	17.4
Customer-related/Other	163.4	59.7	103.7
Total amortizable intangible assets	$258.1	$131.0	$127.1

The Company had indefinite-lived intangible assets of $1,748.9 ($1,668.2 in Personal Care and $80.7 in Household Products) at December 31, 2013, an increase of $45.0 from September 30, 2013 due to the feminine care acquisition and changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2014 and the years ending September 30, 2015, 2016, 2017, 2018 and 2019 is approximately $12.9, $15.2, $15.2, $14.8, $7.3 and $6.0, respectively, and $55.7 thereafter.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As part of the fiscal 2013 testing, no impairment was indicated. However, the indicated fair values resulting from the Company's discounted cash flow analysis for two brands, Playtex and Wet Ones, were relatively close to the carrying values of approximately 107% (approximately $650) for the Playtex brand and approximately 109% of the carrying value (approximately $200) for the Wet Ones brand. Key assumptions included in the testing of these brand values were a discount rate of 7.5% and a terminal growth rate of 2.0%. As of December 31, 2013, there were no events or circumstances that were considered to be potential indicators of impairment for goodwill or the indefinite-lived intangible assets. As in the past, the Company plans to complete it's annual testing for fiscal 2014 in the fourth fiscal quarter, in conjunction with the completion of the annual planning cycle.

Preliminary valuation estimates for the acquired goodwill and intangible assets related to the feminine care acquisition have been included in the disclosures above and will be adjusted when the final purchase price allocations are complete. The Company has developed a preliminary estimate of these values, but amounts are subject to change upon completion of the valuation analysis. The purchase price allocation is expected to be finalized by March 31, 2014. For purposes of the preliminary allocation, the fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach. Any changes to the preliminary estimates of the fair value of assets acquired and liabilities assumed will be allocated to residual goodwill and prior period financial information will be restated.

Note 7 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings. In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan will be frozen and future service benefits will no longer be accrued under this retirement program. For the three months ended December 31, 2012, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 ($23.5 after-tax) as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

In the fourth quarter of fiscal 2013, the Company finalized and communicated a decision to discontinue certain post-retirement medical and life insurance benefits in the U.S. The communication was provided to all eligible participants of the impacted plans and advised that the Company would discontinue all benefits associated with the impacted plans effective December 31, 2013.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.

As a result of the feminine care acquisition, the Company assumed certain pension and post-retirement obligations of approximately $20 related to the plans in place at the manufacturing plant in Montreal, Canada.

As previously disclosed in the third quarter of fiscal 2013, the Company identified an error in how the pension curtailment transactions were recorded in the period ended December 31, 2012. Presentation of amounts were corrected in the third quarter of fiscal 2013.  The correction related solely to the reported amount of previously reported Comprehensive Income and had no impact on previously reported consolidated earnings before income taxes, net earnings, earnings per share or consolidated cash flows for any periods presented during fiscal 2013. The Company assessed the materiality of this item on previously issued interim financial statements for fiscal 2013 in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the corrections were not material to the Condensed Consolidated Financial Statements for the first quarter of fiscal 2013. The Consolidated Statements of Earnings and Comprehensive Income (Condensed) and the Guarantor and Non-Guarantor Financial

Information for the period ended December 31, 2012 included herein has been revised.  Comprehensive income as previously reported and as revised for the quarter ended December 31, 2012 was $151.8 and $128.3, respectively.

The Company’s net periodic benefit cost for these plans are as follows:

	Pension
	Quarter Ended December 31,
	2013	2012
Service cost	$3.7	$7.0
Interest cost	13.8	12.3
Expected return on plan assets	(17.5)	(17.0)
Amortization of prior service cost	—	(0.4)
Amortization of unrecognized net loss	4.7	7.4
Settlement charge	0.1	—
Curtailment gain	—	(37.4)
Net periodic benefit cost/(income)	$4.8	$(28.1)

	Postretirement
	Quarter Ended December 31,
	2013	2012
Service cost	$0.5	$0.2
Interest cost	0.2	0.3
Amortization of prior service cost	—	(0.9)
Amortization of unrecognized net gain	—	(0.5)
Net periodic benefit cost	$0.7	$(0.9)

Note 8 – Debt
Notes payable at December 31, 2013 and September 30, 2013 consisted of notes payable to financial institutions with original maturities of less than one year of $161.1 and $99.0, respectively, and had a weighted-average interest rate of 2.7% and 3.6%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	December 31, 2013	September 30, 2013
Private Placement, fixed interest rates ranging from 5.2% to 6.6%, due 2014 to 2017	$1,040.0	$1,040.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	498.8	498.8
Total long-term debt, including current maturities	2,138.8	2,138.8
Less current portion	220.0	140.0
Total long-term debt	$1,918.8	$1,998.8

The Company’s total borrowings were $2,299.9 at December 31, 2013, including $161.1 tied to variable interest rates. The Company maintains total committed debt facilities of $2,719.9. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. The Company had $30.0 outstanding borrowings under our revolving credit facility, and $407.8 available as of December 31, 2013, taking into account outstanding borrowings and $12.2 of outstanding letters of credit.

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in total debt on the balance sheet. At December 31, 2013, there was $106.0 outstanding under this facility.

Under the terms of the Company’s credit agreement, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, indebtedness to EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreement, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreement, to total interest expense must exceed 3.0 to 1. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The Company’s ratio of indebtedness to its EBITDA was 2.4 to 1, and the ratio of its EBIT to total interest expense was 5.8 to 1, as of December 31, 2013. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings. Aggregate maturities of long-term debt, including current maturities, at December 31, 2013 are as follows: $220.0 in one year, $220.0 in two years, $290.0 in three years, $310.0 in four years, zero in five years and $1,100.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year with the intent to preserve committed liquidity.

At December 31, 2013, substantially all of the Company's cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings outside the U.S. indefinitely.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Note 9 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, during the quarter ended December 31, 2013. The Company has approximately six million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On November 4, 2013, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2014 of $0.50 per share of Common Stock, which was paid on December 17, 2013. The dividend paid totaled $31.3.

Subsequent to the quarter, on January 27, 2014, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2014 of $0.50 per share of Common Stock, which will be paid on March 12, 2014 and is expected to be approximately $31.

Note 10 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at December 31, 2013 and September 30, 2013, as well as the Company’s objectives and strategies for holding derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2013, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Foreign Currency Risk A significant share of the Company’s sales are tied to currencies other than the U.S. dollar, the Company’s reporting currency.  As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings.  Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the Euro, the Japanese Yen, the British pound, the Canadian dollar and the Australian dollar.

Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2013, the Company had $161.1 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Cash Flow Hedges At December 31, 2013, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. At December 31, 2013 and September 30, 2013, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $3.8 and $1.5, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2013 levels over the next twelve months, approximately $3.7 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2013, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2015. There were 78 open foreign currency contracts at December 31, 2013 with a total notional value of approximately $306.

Derivatives not Designated in Hedging Relationships The Company holds a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The contract is renewed on an annual basis and will expire again in November 2014. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which is cash flow from operations.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for quarter ended December 31, 2013 and December 31, 2012 resulted in income of $8.8 and $0.3, respectively, and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 18 open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2013, with a total notional value of approximately $311.

The following table provides estimated fair values as of December 31, 2013 and September 30, 2013, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the three months ended December 31, 2013 and 2012.

	At December 31, 2013	For the Three Months Ended December 31, 2013
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$3.8	$4.6	$2.3
Total	$3.8	$4.6	$2.3

	At September 30, 2013	For the Three Months Ended December 31, 2012
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$1.5	$6.7	$(1.0)
Interest rate contracts	—	—	(0.3)
Total	$1.5	$6.7	$(1.3)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of December 31, 2013 and September 30, 2013, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the three months ended December 31, 2013 and 2012, respectively.

	At December 31, 2013	For the Three Months Ended December 31, 2013
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$0.8	$7.4
Foreign currency contracts	6.2	8.8
Total	$7.0	$16.2

	At September 30, 2013	For the Three Months Ended December 31, 2012
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$7.7	$3.8
Commodity contracts	—	(1.9)
Foreign currency contracts	(3.2)	0.3
Total	$4.5	$2.2

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.

Effective October 1, 2013, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU) to clarify the scope of disclosures about offsetting assets and liabilities. The standard limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At December 31, 2013			At September 30, 2013
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$15.5	$—	$15.5	$7.3	$(0.6)	$6.7

Offsetting of derivative liabilities

		At December 31, 2013			At September 30, 2013
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$5.5	$—	$5.5	$8.6	$(0.2)	$8.4

The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet (Condensed).

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of December 31, 2013 and September 30, 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	December 31, 2013	September 30, 2013
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(174.4)	$(167.6)
Derivatives - Foreign Currency Contracts	10.0	(1.7)
Share Option	0.8	7.7
Net Liabilities at estimated fair value	$(163.6)	$(161.6)

At December 31, 2013 and September 30, 2013, the Company had no level 1 or level 3 financial assets or liabilities.

At December 31, 2013 and September 30, 2013, the fair market value of fixed rate long-term debt was $2,226.5 and $2,262.3, respectively, compared to its carrying value of $2,138.8 and $2,138.8, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At December 31, 2013, the estimated fair value of foreign currency, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Venezuela Currency Risk The Company has investments in Venezuelan affiliates.  Venezuela is considered highly inflationary under GAAP as of January 1, 2010.  In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government.  The Venezuelan government has established the official exchange rate for qualifying dividends and imported goods and services, equal to 6.30 Bolivares Fuertes to one U.S. dollar. Transactions at the official exchange rate are subject to CADIVI (the Venezuelan government's Foreign Exchange Administrative Commission). In accordance with GAAP, our overall results in Venezuela are reflected in the Consolidated Financial Statements at the official exchange rate.  When the Venezuelan government changed the official exchange rate of the Bolivar Fuerte from 4.30 per U.S. dollar to 6.30 per U.S. dollar in February 2013 it also established a new auction-based exchange rate market program, referred to as SICAD.  SICAD allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. As of December 31, 2013, the Company has not utilized the SICAD auction system. On January 24, 2014, the Venezuelan government made a number of announcements related to the SICAD program. We continue to monitor this situation, including the impact restrictions may have on our future business operations. At this time, the Company is unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all.  At December 31, 2013, the Company had approximately $65 in net monetary assets in Venezuela at the official exchange rate.  Depending on the ultimate transparency and liquidity of the SICAD market, it is possible that the Company may remeasure a portion of our net monetary balances at the SICAD rate. To the extent that the SICAD rate is higher than the official exchange rate at the time our net monetary balances are remeasured, this could result in an additional devaluation charge, which could be material. The most recent transactions executed through SICAD auctions have been 11.40 Bolivares Fuertes to one U.S. dollar.

Note 11 – Accumulated Other Comprehensive (Loss)/Income
Effective October 1, 2013, the FASB issued a new ASU on reporting of amounts reclassified out of accumulated other comprehensive income. The standard requires that public companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements or cross reference to the related footnote for additional information.

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension/Postretirement Activity	Hedging Activity	Total
Balance at September 30, 2013	$4.8	$(178.2)	$0.5	$(172.9)
OCI before reclassifications	0.2	(0.3)	0.2	0.1
Reclassifications to earnings	—	3.1	1.2	4.3
Balance at December 31, 2013	$5.0	$(175.4)	$1.9	$(168.5)

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended December 31, 2013
Details of AOCI Components	Amount Reclassified from AOCI (1)	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$2.3	Other financing items, net
	2.3	Total before tax
	(1.1)	Tax (expense)/benefit
	$1.2	Net of tax
Amortization of defined benefit pension/postretirement items
Actuarial losses	4.7	(2)
Curtailment gain	0.1	(2)
	4.8	Total before tax
	(1.7)	Tax (expense)/benefit
	$3.1	Net of tax
Total reclassifications for the period	$4.3	Net of tax

(1)	Amounts in parentheses indicate debits to profit/loss.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 7 for further details).

Note 12 – Supplemental Financial Statement Information

	December 31, 2013	September 30, 2013
Inventories
Raw materials and supplies	$95.6	$95.2
Work in process	122.2	150.2
Finished products	393.8	370.9
Total inventories	$611.6	$616.3
Other Current Assets
Miscellaneous receivables	$100.9	$56.7
Deferred income tax benefits	208.8	211.7
Prepaid expenses	108.1	87.5
Value added tax collectible from customers	64.1	57.6
Share option	0.8	7.7
Income taxes receivable	52.0	31.1
Other	26.6	20.9
Total other current assets	$561.3	$473.2
Property, Plant and Equipment
Land	$45.2	$39.1
Buildings	300.5	283.9
Machinery and equipment	1,858.9	1,799.2
Construction in progress	83.2	63.7
Total gross property	2,287.8	2,185.9
Accumulated depreciation	(1,440.2)	(1,430.3)
Total property, plant and equipment, net	$847.6	$755.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$110.6	$100.3
Accrued trade allowances	102.7	93.1
Accrued salaries, vacations and incentive compensation	58.6	112.0
Returns reserve	19.8	49.8
2013 restructuring reserve	23.0	20.6
Other	196.9	198.2
Total other current liabilities	$511.6	$574.0
Other Liabilities
Pensions and other retirement benefits	$332.4	$315.9
Deferred compensation	174.7	167.8
Deferred income tax liabilities	571.3	541.7
Other non-current liabilities	87.5	86.2
Total other liabilities	$1,165.9	$1,111.6
See Note 2 for a summary of the preliminary valuation of assets acquired and liabilities assumed in the feminine care acquisition.

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

Note 15 – Guarantor and Non-Guarantor Financial Information - (Unaudited)
The Company's notes issued in May 2011 and May 2012 (collectively the "Notes") are fully and unconditionally guaranteed on a joint and several basis by the Company's existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company's credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes and substantially all of the Company's other outstanding indebtedness. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries, which are not guarantors of any of the Company's other indebtedness, (collectively, the “Non-Guarantors”) do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the Subsidiary Guarantor; if the guarantee under the Company's credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$626.2	$643.4	$(155.7)	$1,113.9
Cost of products sold	—	389.8	366.1	(153.8)	602.1
Gross Profit	—	236.4	277.3	(1.9)	511.8

Selling, general and administrative expense	—	101.2	102.3	—	203.5
Advertising and sales promotion expense	—	44.8	36.3	(0.1)	81.0
Research and development expense	—	21.4	0.5	—	21.9
2013 restructuring	—	17.7	6.7	—	24.4
Interest expense	30.1	—	1.1	—	31.2
Intercompany interest (income)/expense	(29.6)	29.6	—	—	—
Other financing expense/(income)	—	0.1	(2.1)	—	(2.0)
Intercompany service fees	—	2.1	(2.1)	—	—
Equity in earnings of subsidiaries	(109.4)	(100.2)	—	209.6	—
Earnings before income taxes	108.9	119.7	134.6	(211.4)	151.8
Income taxes	1.0	13.7	31.0	(1.8)	43.9
Net earnings	$107.9	$106.0	$103.6	$(209.6)	$107.9

Statement of Comprehensive Income:
Net Earnings	$107.9	$106.0	$103.6	$(209.6)	$107.9
Other comprehensive income/(loss), net of tax	4.4	(1.9)	1.9	—	4.4
Total comprehensive income	$112.3	$104.1	$105.5	$(209.6)	$112.3

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$690.9	$640.4	$(138.8)	$1,192.5
Cost of products sold	—	413.5	357.2	(139.8)	630.9
Gross Profit	—	277.4	283.2	1.0	561.6

Selling, general and administrative expense	—	89.6	110.9	—	200.5
Advertising and sales promotion expense	—	47.5	47.3	—	94.8
Research and development expense	—	24.5	0.1	—	24.6
2013 restructuring	—	44.5	4.5	—	49.0
Pension curtailment	—	(37.4)	—	—	(37.4)
Interest expense	32.0	—	1.5	—	33.5
Intercompany interest (income)/expense	(31.3)	31.4	(0.1)	—	—
Other financing expense	—	2.2	5.7	—	7.9
Intercompany dividends/service fees	—	4.4	(4.4)	—	—
Equity in earnings of subsidiaries	(131.5)	(83.6)	—	215.1	—
Earnings before income taxes	130.8	154.3	117.7	(214.1)	188.7
Income taxes	1.0	28.8	28.1	1.0	58.9
Net earnings	$129.8	$125.5	$89.6	$(215.1)	$129.8

Statement of Comprehensive Income:
Net Earnings	$129.8	$125.5	$89.6	$(215.1)	$129.8
Other comprehensive (loss)/income, net of tax	(1.5)	(10.6)	18.7	(8.1)	(1.5)
Total comprehensive income	$128.3	$114.9	$108.3	$(223.2)	$128.3

	Consolidated Balance Sheets (Condensed)
	December 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$—	$5.5	$876.0	$—	$881.5
Trade receivables, net (a)	—	7.8	455.6	—	463.4
Inventories	—	342.4	303.6	(34.4)	611.6
Other current assets	39.1	304.1	231.2	(13.1)	561.3
Total current assets	39.1	659.8	1,866.4	(47.5)	2,517.8
Investment in subsidiaries	7,121.3	2,018.8	—	(9,140.1)	—
Intercompany receivables, net (b)	—	4,163.0	354.0	(4,517.0)	—
Intercompany notes receivable (b)	2,155.1	4.1		(2,159.2)	—
Property, plant and equipment, net	—	462.3	385.3	—	847.6
Goodwill	—	1,079.5	397.8	—	1,477.3
Other intangible assets, net	—	1,670.0	206.0		1,876.0
Other assets	9.7	12.9	59.2	—	81.8
Total assets	$9,325.2	$10,070.4	$3,268.7	$(15,863.8)	$6,800.5

Current liabilities	$269.1	$359.1	$576.9	$(23.8)	$1,181.3
Intercompany payables, net (b)	4,517.0	—	—	(4,517.0)	—
Intercompany notes payable (b)	—	2,155.1	4.1	(2,159.2)	—
Long-term debt	1,918.8	—	—	—	1,918.8
Other liabilities	85.8	857.1	223.0	—	1,165.9
Total liabilities	6,790.7	3,371.3	804.0	(6,700.0)	4,266.0
Total shareholders' equity	2,534.5	6,699.1	2,464.7	(9,163.8)	2,534.5
Total liabilities and shareholders' equity	$9,325.2	$10,070.4	$3,268.7	$(15,863.8)	$6,800.5

(a) Trade receivables, net for the Non-Guarantors includes $226.9 at December 31, 2013 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Balance Sheets (Condensed)
	September 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$8.0	$8.4	$981.9	$—	$998.3
Trade receivables, net (a)	—	11.8	468.8	—	480.6
Inventories	—	334.7	312.7	(31.1)	616.3
Other current assets	23.5	270.5	194.7	(15.5)	473.2
Total current assets	31.5	625.4	1,958.1	(46.6)	2,568.4
Investment in subsidiaries	7,007.5	1,920.7	—	(8,928.2)	—
Intercompany receivables, net (b)	—	4,258.8	260.1	(4,518.9)	—
Intercompany notes receivable (b)	2,180.3	4.5	—	(2,184.8)	—
Property, plant and equipment, net	—	474.7	280.9	—	755.6
Goodwill	—	1,104.9	370.9	—	1,475.8
Other intangible assets, net	—	1,629.5	206.0	—	1,835.5
Other assets	10.2	13.4	58.5	—	82.1
Total assets	$9,229.5	$10,031.9	$3,134.5	$(15,678.5)	$6,717.4

Current liabilities	$184.4	$421.3	$572.5	$(24.8)	$1,153.4
Intercompany payables, net (b)	4,518.9	—	—	(4,518.9)	—
Intercompany notes payable (b)	—	2,180.3	4.5	(2,184.8)	—
Long-term debt	1,998.8	—	—	—	1,998.8
Other liabilities	73.8	839.6	198.2	—	1,111.6
Total liabilities	6,775.9	3,441.2	775.2	(6,728.5)	4,263.8
Total shareholders' equity	2,453.6	6,590.7	2,359.3	(8,950.0)	2,453.6
Total liabilities and shareholders' equity	$9,229.5	$10,031.9	$3,134.5	$(15,678.5)	$6,717.4

(a) Trade receivables, net for the Non-Guarantors includes $221.4 at September 30, 2013 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For the Three Months Ended December 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(10.8)	$30.2	$34.4	$(2.7)	$51.1
Cash Flow from Investing Activities
Capital expenditures	—	(12.0)	(8.3)	—	(20.3)
Proceeds from sale of assets	—	3.3	0.2	—	3.5
Feminine care acquisition		(50.1)	(135.2)	—	(185.3)
Proceeds from intercompany notes	—	0.4	—	(0.4)	—
Intercompany receivable/payable, net	(30.0)	(28.1)	(28.0)	86.1	—
Payment for equity contributions	—	(0.7)	—	0.7	—
Net cash (used by)/from investing activities	(30.0)	(87.2)	(171.3)	86.4	(202.1)
Cash Flow from Financing Activities
Net increase/(decrease) in debt with original maturity days of 90 or less	30.0	(3.9)	32.2	—	58.3
Payments for intercompany notes	—	—	(0.4)	0.4	—
Proceeds from issuance of common stock	2.0	—	—	—	2.0
Excess tax benefits from share- based payments	4.0	—	—	—	4.0
Cash dividends paid	(31.3)	—	—	—	(31.3)
Intercompany receivable/payable, net	28.1	58.0	—	(86.1)	—
Payment for equity contributions	—	—	0.7	(0.7)	—
Intercompany dividend	—	—	(2.7)	2.7	—
Net cash (used by)/from financing activities	32.8	54.1	29.8	(83.7)	33.0
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net (decrease) in cash and cash equivalents	(8.0)	(2.9)	(105.9)	—	(116.8)
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$—	$5.5	$876.0	$—	$881.5

	Consolidated Statements of Cash Flows (Condensed)
	For the Three Months Ended December 31, 2012
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(21.9)	$27.4	$86.6	$(20.5)	$71.6
Cash Flow from Investing Activities
Capital expenditures	—	(10.3)	(5.1)	—	(15.4)
Proceeds from sale of assets	—	—	0.1	—	0.1
Proceeds from intercompany notes	106.5	—	5.1	(111.6)	—
Intercompany receivable/payable, net	(65.0)	(33.6)	(60.0)	158.6	—
Other, net	—	—	(0.1)	—	(0.1)
Net cash from/(used by) investing activities	41.5	(43.9)	(60.0)	47.0	(15.4)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(106.5)	—	—	—	(106.5)
Net increase in debt with original maturity days of 90 or less	65.0	4.5	61.6	—	131.1
Payments for intercompany notes	—	(111.6)	—	111.6	—
Proceeds from issuance of common stock	6.6	—	—	—	6.6
Excess tax benefits from share-based payments	2.5	—	—	—	2.5
Cash dividends paid	(24.8)	—	—	—	(24.8)
Intercompany receivable/payable, net	33.6	125.0	—	(158.6)	—
Intercompany dividend	—	—	(20.5)	20.5	—
Net cash (used by)/from financing activities	(23.6)	17.9	41.1	(26.5)	8.9
Effect of exchange rate changes on cash	—	—	3.5	—	3.5
Net (decrease)/increase in cash and cash equivalents	(4.0)	1.4	71.2	—	68.6
Cash and cash equivalents, beginning of period	4.0	9.2	705.3	—	718.5
Cash and cash equivalents, end of period	$—	$10.6	$776.5	$—	$787.1

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing Energizer Holdings, Inc.'s (the Company or Energizer) historical basis results of operations, operating segment results, and liquidity and capital resources. Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented below. The Company reports results in two segments: Personal Care, which includes wet shave, skin care, feminine care and infant care products and Household Products, which includes batteries and portable lighting products. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended December 31, 2013 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed on November 21, 2013.

Non-GAAP Financial Measures

Non-GAAP Financial Measures. While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as historical and forward-looking adjusted net earnings per diluted share, operating results, organic sales and other comparison changes, exclude the impact of currencies, the costs associated with restructuring, costs associated with acquisitions and integration as well as acquisition inventory valuation, pension curtailment and certain other items as outlined in this announcement, are not in accordance with, nor are they a substitute for, GAAP measures. Additionally, we are unable to provide a reconciliation of forward-looking adjusted net earnings per diluted share due to uncertainty regarding future restructuring related charges and the impact of fluctuations in foreign currencies and the cost of raw materials. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Industry and Market Data

Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2013. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Retail sales for purposes of market size, market position and market share information are based on retail sales in U.S. dollars.
Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding future company-wide or segment sales, earnings and earnings per share, investments, capital expenditures, product launches, consumer trends, the competitive environment, cost savings related to restructuring projects, and the timing of such savings, costs necessary to achieve those savings, improvements to working capital levels and the timing and savings associated with such improvements, the impact of price increases, advertising and promotional spending, the impact of foreign currency movements, category value and future growth in our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases, and include the statements in the section entitled "Fiscal Year 2014 Financial Outlook." These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

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

•	The impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and currency controls as well as offsetting hedges;

•	Our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	The impact of advertising and product liability claims and other litigation;

•	Compliance with debt covenants as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including its annual report on Form 10-K for the year ended September 30, 2013.

Highlights / Operating Results

Net earnings for the quarter ended December 31, 2013 were $107.9, or $1.71 per diluted share, compared to $129.8, or $2.07 per diluted share, for the same quarter last year.

Net earnings and diluted earnings per share (EPS) for the time periods presented were impacted by certain items related to restructuring and realignment activities, acquisition integration costs, the impact of a pension curtailment gain and certain other adjustments as described in the tables below. The impacts of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures.

	Quarter Ended December 31,
	Net Earnings		Diluted EPS
	2013	2012	2013	2012
Net Earnings/Diluted EPS - GAAP (Unaudited)	$107.9	$129.8	$1.71	$2.07
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	17.5	30.7	0.27	0.49
Feminine care acquisition/integration costs	3.1	—	0.06	—
Acquisition inventory valuation	4.0	—	0.06	—
Pension curtailment	—	(23.5)	—	(0.37)
Other realignment/integration	0.1	0.7	—	0.01
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$132.6	$137.7	$2.10	$2.20

Weighted average shares - Diluted			63.1	62.6
(1) Includes after-tax costs of $1.5, for the quarter ended December 31, 2013, associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).
The following table provides a recap of the change in total net sales for the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012.

Net Sales - Total Company (In millions - Unaudited)
Quarter Ended December 31, 2013

	Q1	%Chg
Net Sales - FY '13	$1,192.5
Organic	(99.4)	(8.3)%
Impact of currency	(23.3)	(2.0)%
Incremental impact of acquisitions	44.1	3.7%
Net Sales - FY '14	$1,113.9	(6.6)%

For the quarter, on a reported basis, net sales were $1,113.9, a decrease of $78.6, or 6.6%, as compared to the same period last year including a decrease of 2.0% due to unfavorable currencies, primarily in Asia and Latin America. Exclusive of the impact of unfavorable currencies and the incremental impact of acquisitions, net sales declined 8.3% versus the prior year fiscal quarter primarily driven by customer losses in the Household Products segment, prior year hurricane response volumes that did not repeat in this fiscal year quarter, soft category dynamics across both segments and import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

Gross margin for the first fiscal quarter decreased 120 basis points to 45.9%. The decrease in gross margin was primarily due to the impact of unfavorable currencies (approximately 110 basis points) and the acquisition inventory valuation adjustment (approximately 60 basis points). Excluding the impact of these items, gross margin increased 50 basis points versus the prior year fiscal quarter driven by savings from the 2013 restructuring project and favorable product costs.
Total selling, general and administrative expense (SG&A) was $203.5, or 18.3% of net sales, for the current year quarter as compared to $200.5, or 16.8% of net sales, for the prior year quarter. The 150 basis point increase as a percent of net sales was primarily due to the top-line declines mentioned above. Included within the current quarter results were approximately $5 of incremental acquisition/integration costs and approximately $2 of information technology enablement costs that are recorded within SG&A but are considered part of the overall 2013 restructuring project. Excluding the impacts of these items and the impact of currencies, SG&A spending was below the year-ago quarter. Benefits realized from the 2013 restructuring project helped offset inflationary costs and increased expenses recorded due to the mark-to-market impact of the Company's unfunded deferred compensation liability.

For the quarter, advertising and sales promotion (A&P) was $81.0, or 7.3% of net sales as compared to $94.8 or 7.9% of net sales in the prior year quarter. The decreased spending versus the prior year quarter was primarily due to the timing of prior year product launch activities and the timing of current year advertising and promotional programs.

Research and development (R&D) expense was $21.9 for the quarter ended December 31, 2013 as compared to $24.6 for the prior year quarter. This decrease was due primarily to certain restructuring initiatives primarily in Household Products.

For the quarter ended December 31, 2013, the Company recorded pre-tax expense of $24.4 for charges related to the 2013 restructuring plan as compared to $49.0 in the prior year fiscal quarter:

•
Accelerated depreciation charges of $4.4 and $4.1 for the quarter ended December 31, 2013 and 2012, respectively, and non-cash asset impairment charges of $19.3 for the quarter ended December 31, 2012, related primarily to plant closures,

•	Severance and related benefit costs of $5.9 and $13.6 for the quarter ended December 31, 2013 and 2012, respectively, associated with staffing reductions that have been identified to date, and

•	Consulting, program management and other charges associated with the restructuring of $14.1 and $12.0 for the quarter ended December 31, 2013 and 2012, respectively.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.3 for the quarter ended December 31, 2013 associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). The information technology costs are considered part of the total project costs incurred for the restructuring initiative.

In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of scope is expected to generate additional savings and the Company expects to incur additional charges in order to execute the planned initiatives. The total project (including the original and expanded scope) is expected to generate gross savings of approximately $300, an increase of $75 versus the previously announced Company estimates. In addition, total project restructuring charges are expected to be approximately $350, an increase of $100 versus the previously announced range. Actions related to the expanded plan are expected to be completed by the end of fiscal 2015, and savings are expected to be fully realized in fiscal 2016.

The Company estimates that restructuring and restructuring related information technology enablement costs for the remainder of fiscal 2014 will be in the range of $75 to $105, inclusive of the incremental charges associated with the expanded project scope.

The Company estimates that it realized approximately $46 in savings in the first fiscal quarter of 2014, an increase of $39 versus the prior fiscal year quarter. The primary impacts of savings were reflected in improved gross margin in Household Products and lower overhead expenses. Project-to-date savings are estimated to be over $140. The Company estimates that gross savings will total approximately $100 for the full fiscal year, bringing the cumulative total project gross savings to about $200 at the end of fiscal 2014.

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans was frozen and future service benefits are no longer being accrued under this retirement program. For the quarter ended December 31, 2012, the Company recorded a non-cash, pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan. See Note 7 for additional information.

The restructuring charges recorded in fiscal 2013 and 2012, as well as the non-cash pension curtailment gain noted above are presented as separate line items on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Interest expense was $31.2 for the quarter ended December 31, 2013, down $2.3 as compared to the prior year quarter. The decrease in interest expense for the quarter was due primarily to slightly lower average debt outstanding.

Other financing income was $2.0 for the first fiscal quarter primarily reflecting the net impact of hedging contract gains offset by revaluation losses on nonfunctional currency balance sheet exposures, as compared to an expense of $7.9 in the prior fiscal year quarter. The prior year quarter results were driven primarily by foreign exchange losses related primarily to the strengthening of the U.S. dollar in relation to the Japanese Yen and a loss from the mark-to-market adjustment on certain commodity contracts.

For the quarter, the Company's effective tax rate was approximately 28.9% as compared to 31.2% in the prior year quarter. The decrease in the effective tax rate was primarily due to the tax impact of the curtailment gain recorded in the prior year quarter. In addition, we continue to incur restructuring costs primarily in tax jurisdictions with higher statutory tax rates, which also positively impacts the current fiscal year effective tax rate.

Recent Developments

In October 2013, we completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson (the feminine care acquisition) for an aggregate cash purchase price off approximately $185. The Company financed the feminine care acquisition with available foreign cash of approximately $135 for the estimated value of assets acquired in Canada including the Johnson & Johnson, Inc. manufacturing plant in Montreal, Canada, and approximately $50 of U.S. cash, primarily from borrowings under the Company’s available debt facilities, for the estimated value of assets acquired in the U.S. Liabilities assumed as a result of the feminine care acquisition are limited primarily to certain employee benefit obligations. Combining these complementary businesses with our existing feminine care products provides the Company with brands in each of the key feminine hygiene categories. There are no contingent payments, options or commitments associated with the feminine care acquisition.

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). In October 2013, we completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson (the feminine care acquisition) and the financial performance related to these brands will be included in the Company’s Personal Care segment and within the Feminine Care product category. Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives including the 2013 restructuring detailed below, acquisition integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of the above mentioned items from segment results reflects management's view on how it evaluates segment performance.

The Company's operating model includes a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applies an allocated cost basis, in which the costs of shared segment business functions are allocated between the segments. Such allocations are estimates, and also do not represent the costs of such services if performed on a stand-alone basis.

Effective October 1, 2013, the Company centralized certain corporate administrative functions across the organization as part of the 2013 restructuring project. A portion of these costs were previously reported at the segment level, but are now reported within General corporate and other expenses. Periods prior to this change have not been adjusted to conform to this current presentation.

For the quarter ended December 31, 2013, the Company recorded a pre-tax inventory valuation adjustment of approximately $8 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Approximately $6.4 of this amount was recorded within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition for the quarter ended December 31, 2013. The remaining amount of the inventory valuation adjustment will be recorded to Cost of products sold during the second fiscal quarter, upon the subsequent sale of the inventory. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

For the quarter ended December 31, 2013, the Company recorded $24.4 in restructuring charges related to its 2013 restructuring. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.3 for the quarter ended December 31, 2013 associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). The information technology costs are considered part of the total project costs incurred for the restructuring initiative. See Note 3 to the Condensed Financial Statements.

This structure is the basis for the Company’s reportable operating segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter ended December 31, 2013.

Segment sales and profitability for the quarter ended December 31, 2013 and 2012, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter Ended December 31, 2013
	Q1	% Chg
Net Sales - FY '13	$554.3
Organic	(33.8)	(6.1)%
Impact of currency	(14.4)	(2.6)%
Incremental impact of acquisitions	44.1	8.0%
Net Sales - FY '14	$550.2	(0.7)%

For the quarter, net sales decreased 0.7% on a reported basis. Excluding the impact of currencies and the incremental impact of acquisition net sales, organic sales declined 6.1% versus the prior year quarter due primarily to soft U.S. category results in substantially all of the Personal Care categories the Company competes, import restrictions in certain Latin American countries and lapping prior year innovation launch volumes in North America.
From a product standpoint, the net sales change on a reported and organic basis was due primarily to the following:

•
Wet Shave net sales decreased approximately 7% on a reported basis and decreased about 4% organically as higher sales of Hydro branded systems were offset by lower sales of shave preps and legacy systems.

•
Skin Care net sales decreased approximately 11% on a reported basis and decreased approximately 8% on an organic basis due to lower sales in North America and inventory import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

•
Feminine Care net sales increased approximately 93% on a reported basis due to an incremental $44.1 sales from the recent acquisition. Excluding the incremental impact of the acquisition and unfavorable currencies, organic sales declined approximately 12% due to U.S. category declines and competitive promotional activity.

•	All other product categories decreased due to continued competitive activity and category softness.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter Ended December 31, 2013
	Q1	% Chg
Segment Profit - FY '13	$116.2
Operations	10.4	8.9%
Impact of currency	(10.0)	(8.6)%
Incremental impact of acquisitions	13.7	11.8%
Segment Profit - FY '14	$130.3	12.1%

Segment profit for the quarter was $130.3, up 12.1%, inclusive of the negative impact of unfavorable currencies and the incremental impact of acquisitions. Operationally, segment profit increased 8.9% in the quarter as a result of lower A&P spending due to the timing of promotions and product launches as compared to the prior year and continued spending favorability driven by the Company's cost savings initiative.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter Ended December 31, 2013
	Q1	% Chg
Net Sales - FY '13	$638.2
Organic	(65.6)	(10.3)%
Impact of currency	(8.9)	(1.4)%
Net Sales - FY '14	$563.7	(11.7)%

Net sales decreased 11.7% on a reported basis, and decreased 10.3% organically in the quarter.  The decrease in organic net sales was primarily due to the previously disclosed loss of distribution within two U.S. retail customers, lapping prior year storm-related volumes that did not repeat in the current year quarter, continued category declines, the exiting of certain non-core product lines in fiscal 2013 as part of the Company's 2013 restructuring project, and inventory import restrictions in certain Latin American countries, primarily Venezuela and Argentina.
We estimate global category value declined approximately 7% in the latest twelve weeks. Excluding the impact of prior year hurricane demand, we estimate that the global category value declined 3% to 4%, in line with expectations.

Segment Profit - Household Products (In millions - Unaudited)
Quarter Ended December 31, 2013
	Q1	% Chg
Segment Profit - FY '13	$160.6
Operations	(20.6)	(12.8)%
Impact of currency	(6.6)	(4.1)%
Segment Profit - FY '14	$133.4	(16.9)%

Segment profit for the quarter was $133.4, down $27.2, or 16.9%, versus the same quarter last year. This decrease was due primarily to the gross profit impact from the net sales declined discussed above, higher A&P spending, and unfavorable foreign currency rates. Theses declines were partially offset by continued favorability resulting from the 2013 restructuring project and favorable product input costs.

General Corporate and Other Expenses

	Quarter Ended December 31,
	2013	2012
General corporate expenses	$40.0	$28.5
Integration/other realignment	0.2	1.0
Sub-total	40.2	29.5
2013 restructuring and related costs (1)	26.7	49.0
Feminine care costs:
Acquisition costs	3.5	—
Integration costs	1.4	—
Acquisition inventory valuation	6.4	—
Pension curtailment gain	—	(37.4)
General corporate and other expenses	$78.2	$41.1
% of total net sales	7.0%	3.4%

(1) Includes pre-tax costs of $2.3 for the quarter ended December 31, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

For the quarter ended December 31, 2013, general corporate and other expenses, including integration and other realignment charges were $40.2 as compared to $29.5 for the same quarter in the prior fiscal year. The increase for the quarter was due primarily to the higher compensation costs related to the mark-to-market impact of the Company's unfunded deferred compensation liability. In addition, approximately $4 of costs previously recorded at the segment level are now recorded within corporate expenses due to centralizing certain administrative functions across the organization as part of the restructuring program.

For the quarter ended December 31, 2013, the Company recorded $24.4 in restructuring charges related to its 2013 restructuring as compared to $49.0 in the prior year quarter. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.3 for the quarter ended December 31, 2013 associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). These information technology costs are considered part of the total project costs incurred for the restructuring initiative. See Note 3 to the Condensed Financial Statements.

In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans was frozen and future service benefits are no longer being accrued under these retirement programs. For the quarter ended December 31, 2012, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Liquidity and Capital Resources

Cash flow from operations decreased $20.5 for the quarter ended December 31, 2013 as compared to the same quarter in the prior fiscal year. This change was primarily due to lower net earnings in the current year quarter and changes in working capital that were largely driven by the timing of collections and subsequent remittance of certain receivables generated as a result of the transition services agreement in place as a result of the feminine care acquisition completed in October 2013.  In addition, there were several non-cash items impacting the current and prior fiscal year quarters such as restructuring costs, depreciation and amortization expense, and other non-cash items.  In addition, $37.4 pension curtailment gain was recognized in the prior year fiscal quarter as a result of the changes made to the U.S. pension plan.  The net impact of these non-cash items were approximately $85.1 in the current fiscal year quarter as compared to $61.9 in the prior year fiscal quarter.

Capital expenditures were $20.3 for the quarter ended December 31, 2013 as compared to $15.4 for the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $100 to $120 for fiscal 2014. This estimate is inclusive of anticipated incremental information technology investments over the next 18 to 24 months to improve capabilities and to enable certain initiatives related to our 2013 restructuring project. We expect these expenditures will be financed with cash flow from operations.

At December 31, 2013, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings outside the U.S indefinitely.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

The Company’s total borrowings were $2,299.9 at December 31, 2013, including $161.1 tied to variable interest rates. The Company maintains total committed debt facilities of $2,719.9. The Company's Amended and Restated Revolving Credit Agreement currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. Borrowings of $30.0 and letters of credit of $12.2 were outstanding under our revolving credit facility, leaving $407.8 available as of December 31, 2013.

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in total debt on the balance sheet. At December 31, 2013, there was $106.0 outstanding under this facility.

In October 2013, we completed the feminine care acquisition for an aggregate cash purchase price of approximately $185. The Company financed the feminine care acquisition with available foreign cash of approximately $135 and approximately $50 primarily from borrowings under the Company’s available debt facilities.

Under the terms of the Company’s credit agreement, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreements and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, indebtedness to EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreement, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreement, to total interest expense must exceed 3.0 to 1. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The Company’s ratio of indebtedness to its EBITDA was 2.4 to 1, and the ratio of its EBIT to total interest expense was 5.8 to 1, as of December 31, 2013. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

On November 4, 2013, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2014 of $0.50 per share of Common Stock, which was paid on December 17, 2013. The dividend paid total is approximately $31.3.

Subsequent to the quarter, on January 27, 2014, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2014 of $0.50 per share of Common Stock, which will be paid on March 12, 2014 and is expected to be approximately $31.

A summary of Energizer’s significant contractual obligations at December 31, 2013 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,140.0	$220.0	$510.0	$310.0	$1,100.0
Interest on long-term debt	577.3	112.0	188.9	123.7	152.7
Notes Payable	161.1	161.1	—	—	—
Minimum pension funding (1)	82.1	32.5	28.6	21.0	—
Operating leases	130.0	28.9	39.3	31.2	30.6
Purchase obligations and other (2) (3) (4)	152.0	57.5	41.0	29.0	24.5
Total	$3,242.5	$612.0	$807.8	$514.9	$1,307.8

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $33. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company’s pension plans. The estimates beyond 2014 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2018 are not currently determinable.

2
The Company has estimated approximately $6 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of December 31, 2013, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $38. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $65 of fixed costs related to third party logistics contracts.
4	Included in the table above are approximately $11 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at estimated fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2013, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

Market Risk

Currency Rate Exposure

Derivatives Designated as Cash Flow Hedging Relationships

A significant share of the Company’s sales are tied to currencies other than the U.S. dollar, the Company’s reporting currency.  As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings.  Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the Euro, the Japanese Yen, the British pound, the Canadian dollar and the Australian dollar.

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. At December 31, 2013 and September 30, 2013, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of $3.8 and $1.5, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Contract maturities for these hedges extend into 2015. There were 78 open foreign currency contracts at December 31, 2013, with a total notional value of approximately $306.

Derivatives Not Designated as Cash Flow Hedging Relationships

The Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for quarter ended December 31, 2013 and December 31, 2012 resulted in income of $8.8 and $0.3, respectively, and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 18 open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2013, with a total notional value of approximately $311.

Venezuela Currency Risk

The The Company has investments in Venezuelan affiliates.  Venezuela is considered highly inflationary under GAAP as of January 1, 2010.  In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government.  The Venezuelan government has established the official exchange rate for qualifying dividends and imported goods and services, equal to 6.30 Bolivares Fuertes to one U.S. dollar. Transactions at the official exchange rate are subject to CADIVI (the Venezuelan government's Foreign Exchange Administrative Commission). In accordance with GAAP, our overall results in Venezuela are reflected in our Consolidated Financial Statements at the official exchange rate.  When the Venezuelan government changed the official exchange rate of the Bolivar Fuerte from 4.30 per U.S. dollar to 6.30 per U.S. dollar in February 2013 it also established a new auction-based exchange rate market program, referred to as SICAD.  SICAD allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. As of December 31, 2013, the Company has not utilized the SICAD auction system. On January 24, 2014, the Venezuelan government made a number of announcements related to the SICAD program. We continue to monitor this situation, including the impact restrictions may have on our future business operations. At this time, we are unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations, if at all.  At December 31, 2013, the Company had approximately $65 in net monetary assets in Venezuela at the official exchange rate.  Depending on the ultimate transparency and liquidity of the SICAD market, it is possible that the Company may remeasure a portion of our net monetary balances at the SICAD rate. To the extent that the SICAD rate is higher than the official exchange rate at the time our net monetary balances are remeasured, this could result in an additional devaluation charge, which could be material. The most recent transactions executed through SICAD auctions have been 11.40 Bolivares Fuertes to one U.S. dollar.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2013, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2013, the Company had $161.1 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Stock Price Exposure

At December 31, 2013, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The contract is renewed on an annual basis and will expire again in November 2014. The fair market value of the share option was $0.8 and $7.7, which was included in other current assets at December 31, 2013 and September 30, 2013, respectively. The change in estimated fair value of the total share option for the quarter ended December 31, 2013 and 2012 resulted in income of $7.4 and $3.8, respectively and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2013	54,617	$93.50	—	6,019,739
November 1 to 30, 2013	83,641	$99.67	—	6,019,739
December 1 to 31, 2013	2,999	$110.12	—	6,019,739

(1)	141,257 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock during the quarter ended December 31, 2013, except for the small number related to the note above. The Company has approximately 6 million shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	January 30, 2014

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Articles of Incorporation of Energizer Holdings, Inc.

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 30, 2014).

4.1
Second Supplemental Indenture (including the Form of Note), dated as of May 24, 2012, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 24, 2012).

10.1*	Energizer Holdings, Inc. Second Amended and Restated 2009 Incentive Stock Plan.

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

101
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Statements of Earnings, (ii) the Unaudited Consolidated Balance Sheets, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements (Condensed). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*       Filed herewith.