Form 10-Q
period 2014-03-31
ENERGIZER HOLDINGS INC
filed 2014-05-01
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on March 31, 2014: 61,669,736.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Six Months Ended March 31, 2014 and 2013	4

Unaudited Consolidated Balance Sheets (Condensed) as of March 31, 2014 and September 30, 2013	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Six Months Ended March 31, 2014 and 2013	5

Notes to Unaudited Condensed Financial Statements	5

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	32

SIGNATURES	32

EXHIBIT INDEX	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$1,062.4	$1,095.9	$2,176.3	$2,288.4
Cost of products sold	554.1	565.2	1,156.2	1,196.1
Gross profit	508.3	530.7	1,020.1	1,092.3

Selling, general and administrative expense	200.2	209.9	403.7	410.4
Advertising and sales promotion expense	97.1	102.5	178.1	197.3
Research and development expense	22.7	24.8	44.6	49.4
2013 restructuring	22.7	37.4	47.1	86.4
Pension curtailment	—	—	—	(37.4)
Interest expense	31.3	32.8	62.5	66.3
Other financing items, net	(1.5)	10.3	(3.5)	18.2
Earnings before income taxes	135.8	113.0	287.6	301.7
Income tax provision	37.3	28.1	81.2	87.0
Net earnings	$98.5	$84.9	$206.4	$214.7

Basic net earnings per share	$1.59	$1.37	$3.31	$3.46
Diluted net earnings per share	$1.57	$1.35	$3.29	$3.42

Statement of Comprehensive Income:
Net earnings	$98.5	$84.9	$206.4	$214.7
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	1.1	(32.5)	1.3	(18.1)
Pension/postretirement activity, net of tax of $1.9 and $3.4 for the quarter and six months ended March 31, 2014, respectively and $3.0 and ($8.9) for the quarter and six months ended March 31, 2013, respectively.	3.3	6.4	6.1	(13.8)
Deferred (loss)/gain on hedging activity, net of tax of ($1.5) and ($0.6) for the quarter and six months ended March 31, 2014, respectively and $3.7 and $7.4 for the quarter and six months ended March 31, 2013, respectively.	(2.3)	7.0	(0.9)	11.3
Total comprehensive income	$100.6	$65.8	$212.9	$194.1

See accompanying Notes to (Unaudited) Condensed Financial Statements
ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2014	September 30, 2013
Current assets
Cash and cash equivalents	$991.7	$998.3
Trade receivables, less allowance for doubtful accounts of $16.0 and $16.0, respectively	457.7	480.6
Inventories	621.1	616.3
Other current assets	540.6	473.2
Total current assets	2,611.1	2,568.4
Property, plant and equipment, net	786.9	755.6
Goodwill	1,502.3	1,475.8
Other intangible assets, net	1,867.2	1,835.5
Other assets	102.8	82.1
Total assets	$6,870.3	$6,717.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$220.0	$140.0
Notes payable	225.3	99.0
Accounts payable	306.3	340.4
Other current liabilities	539.1	574.0
Total current liabilities	1,290.7	1,153.4
Long-term debt	1,918.9	1,998.8
Other liabilities	1,142.3	1,111.6
Total liabilities	4,351.9	4,263.8
Shareholders' equity
Common stock	0.7	0.7
Additional paid-in capital	1,627.5	1,628.9
Retained earnings	1,287.0	1,144.1
Treasury stock	(230.4)	(147.2)
Accumulated other comprehensive loss	(166.4)	(172.9)
Total shareholders' equity	2,518.4	2,453.6
Total liabilities and shareholders' equity	$6,870.3	$6,717.4

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash Flow from Operating Activities
Net earnings	$206.4	$214.7
Non-cash restructuring costs	7.2	29.1
Pension curtailment	—	(37.4)
Depreciation and amortization	64.9	73.9
Non-cash items included in income	61.9	64.5
Other, net	(12.8)	(36.3)
Changes in current assets and liabilities used in operations	(98.7)	(58.8)
Net cash from operating activities	228.9	249.7

Cash Flow from Investing Activities
Capital expenditures	(36.4)	(38.1)
Feminine care acquisition	(185.3)	—
Proceeds from sale of assets	4.3	0.7
Other, net	(0.2)	(0.2)
Net cash used by investing activities	(217.6)	(37.6)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	—	(106.5)
Net increase in debt with original maturities of 90 days or less	128.9	74.0
Common stock purchased	(94.4)	—
Cash dividends paid	(62.1)	(49.6)
Proceeds from issuance of common stock	2.5	15.4
Excess tax benefits from share-based payments	4.4	4.8
Net cash used by financing activities	(20.7)	(61.9)

Effect of exchange rate changes on cash	2.8	(18.0)

Net (decrease)/increase in cash and cash equivalents	(6.6)	132.2
Cash and cash equivalents, beginning of period	998.3	718.5
Cash and cash equivalents, end of period	$991.7	$850.7

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events, see Note 17 to the Condensed Financial Statements. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2013 included in the Annual Report on Form 10-K dated November 21, 2013.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson (the feminine care acquisition) and the financial performance related to these brands is included in the Company’s Personal Care segment and within the Feminine Care product category. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives including the 2013 restructuring detailed below, acquisition integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of the above mentioned items from segment results reflects management's view on how it evaluates segment performance.

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
For the quarter and six months ended March 31, 2014, the Company recorded $22.7 and $47.1, respectively, in restructuring charges related to its 2013 restructuring as compared to $37.4 and $86.4, respectively, in the prior year quarter and six months. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $3.2 and $5.5, for the quarter and six months ended March 31, 2014, respectively, and $1.1 for the quarter and six months ended March 31, 2013, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to the restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative. See Note 3 to the Condensed Financial Statements.

In connection with the feminine care acquisition, the Company recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the quarter and six months ended

March 31, 2014, the Company recorded $1.6 and $8.0, respectively, within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

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

In the quarter and six months ended March 31, 2013, the Company recorded expense of approximately $6 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. The net monetary assets in Venezuela were valued using the revised official exchange rate of 6.30 Venezuelan Bolivar Fuerte to one U.S. dollar at March 31, 2013. The devaluation impact of approximately $6 was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), and was not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and segment profit, have and may further be negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impact of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant and material to understanding the year-over-year comparatives. See Note 4 to the Condensed Financial Statements.

Segment sales and profitability for the quarter and six months ended March 31, 2014 and 2013, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Net Sales
Personal Care	$689.0	$652.6	$1,239.2	$1,206.9
Household Products	373.4	443.3	937.1	1,081.5
Total net sales	$1,062.4	$1,095.9	$2,176.3	$2,288.4

	For the quarter ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Segment Profit
Personal Care	$170.7	$136.4	$301.0	$252.6
Household Products	62.1	100.8	195.5	261.4
Total segment profit	232.8	237.2	496.5	514.0

General corporate and other expenses	(33.5)	(37.1)	(73.7)	(66.6)
2013 restructuring (1)	(26.3)	(38.5)	(53.0)	(87.5)
Feminine care acquisition/integration costs	(1.0)	—	(5.9)	—
Acquisition inventory valuation	(1.6)	—	(8.0)	—
Pension curtailment	—	—	—	37.4
Amortization of intangibles	(4.8)	(5.5)	(9.3)	(11.1)
Venezuela devaluation/other impacts	—	(6.3)	—	(5.9)
Interest and other financing items	(29.8)	(36.8)	(59.0)	(78.6)
Total earnings before income taxes	$135.8	$113.0	$287.6	$301.7

(1) Includes pre-tax costs of $3.2 and $5.5 for the quarter and six months ended March 31, 2014, respectively, and $1.1 for the quarter and six months ended March 31, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales	2014	2013	2014	2013
Wet Shave	$401.4	$403.7	$766.6	$798.2
Alkaline batteries	222.8	261.4	588.4	663.1
Other batteries and lighting products	150.6	181.9	348.7	418.4
Feminine Care	107.0	40.8	187.9	82.8
Skin Care	130.0	147.3	186.2	210.4
Infant Care	36.9	47.6	72.2	88.6
Other personal care products	13.7	13.2	26.3	26.9
Total net sales	$1,062.4	$1,095.9	$2,176.3	$2,288.4

Total assets by segment are presented below:

	March 31, 2014	September 30, 2013
Personal Care	$1,433.5	$1,208.3
Household Products	901.7	1,033.0
Total segment assets	2,335.2	2,241.3
Corporate	1,165.6	1,164.8
Goodwill and other intangible assets, net	3,369.5	3,311.3
Total assets	$6,870.3	$6,717.4

Note 2 - Acquisition of Feminine Care Brands
In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson for an aggregate cash purchase price of approximately $187.1, inclusive of a $1.8 working capital adjustment, which was finalized and settled in April 2014. The Company financed the feminine care acquisition with approximately $135 of available foreign cash and $50 obtained from borrowings under the Company’s available committed bank facilities. Liabilities assumed as a result of the feminine care acquisition are limited primarily to certain employee benefit obligations. The Company combined these acquired brands within its existing feminine care business in the Personal Care segment. Combining these complementary businesses with our existing feminine care products provides the Company with brands in each of the key feminine hygiene categories. There are no contingent payments, options or commitments associated with the feminine care acquisition.

The Company has determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price. The Company has estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.

As of March 31, 2014, the purchase price allocation for the feminine care acquisition was complete. We have determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, in accordance with accounting guidance for business combinations.

During the three months ended March 31, 2014, the Company recorded measurement period adjustments to the fair value of certain assets acquired and liabilities assumed in the acquisition to reflect additional information obtained regarding facts and circumstances that existed as of the acquisition date.  The fair values presented in the table below reflect these changes, which are comprised of an increase to Goodwill of $28.0 and corresponding decreases to Intangible assets of $5.0, Other assets of $2.1 and Property, plant and equipment of $19.1. The final purchase price allocations are complete and the estimated value for assets acquired and liabilities assumed have been adjusted. Adjustments made to the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for amortization and depreciation were not material.

At March 31, 2014, the allocation of the purchase price is as follows:

Inventories	$44.4
Goodwill	28.0
Intangible assets	39.3
Other assets	5.1
Property, plant and equipment,net	95.1
Other liabilities	(4.5)
Pension/Other post-retirement benefits	(20.3)
Net assets acquired	$187.1

The purchased identifiable intangible assets are as follows:

	Total	Estimated Life
Customer relationships	$6.1	20 years
Technology and patents	3.0	7 years
Total	$9.1

Remaining intangible assets acquired are indefinite-lived intangible assets related to the acquired tradenames and will be fully allocated to the Personal Care segment.

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

In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project and delegated authority to the Company's management to determine the final actions with respect to the plan. As a result of the expanded scope of the Company's restructuring efforts, incremental costs will be incurred to successfully execute the program. It is estimated that fiscal 2014 restructuring costs will be in the range of $100 to $130, including the costs related to the expanded project scope. Total project restructuring costs are estimated to increase from the original outlook of $250 to approximately $350.

For the quarter and six months ended March 31, 2014, the Company recorded pre-tax expense of $22.7 and $47.1, respectively, and $37.4 and $86.4 for the quarter and six months ended March 31, 2013, respectively, for charges related to the 2013 restructuring plan including:

•
Accelerated depreciation charges of $2.8 and $7.2 for the quarter and six months ended March 31, 2014 and $5.7 and $9.8 for the quarter and six months ended March 31, 2013, respectively, and non-cash asset impairment charges of $19.3 for the six months ended March 31, 2013, related primarily to plant closures,

•
Severance and related benefit costs of $5.0 and $10.9 for the quarter and six months ended March 31, 2014 and $17.7 and $31.3 for the quarter and six months ended March 31, 2013, respectively, associated with staffing reductions that have been identified to date, and

•
Consulting, program management and other charges associated with the restructuring of $15.0 and $29.0 for the quarter and six months ended March 31, 2014, respectively, and $14.0 and $26.0 for the quarter and six months ended March 31, 2013, respectively.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $3.2 and $5.5 for the quarter and six months ended March 31, 2014, respectively, and $1.1 for the quarter and six months ended March 31, 2013, respectively, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to the restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative.

The Company does not include the 2013 restructuring costs in the results of its reportable segments. The estimated pre-tax impact of allocating such charges to segment results would have been as follows:

•
Accelerated depreciation charges of approximately $3 and $7, respectively, for the quarter and six months ended March 31, 2014, would be fully allocated to our Household products segment. Non-cash asset impairment charges of $19 for the six months ended March 31, 2013 and accelerated depreciation charges of approximately $6 and $10, respectively, for the quarter and six months ended March 31, 2013, would be fully allocated to our Household Products segment.

•
Severance and related benefit costs of approximately $5 and $11, respectively, for the quarter and six months ended March 31, 2014 would be allocated as follows: Personal Care of approximately $1 and $3, respectively; and Household Products of approximately $3 and $7, respectively and Corporate of approximately $1 and $1, respectively. Severance and related benefit costs of approximately $18 and $31, respectively, for the quarter and six months ended March 31, 2013 would be allocated as follows: Personal Care of approximately $3 and $5, respectively; Household Products of approximately $14 and $25, respectively; and Corporate of approximately $1 and $1, respectively. As certain headcount provides services to both segments, charges for severance and related benefits for such headcount requires an allocation.

•
Consulting, program management and other exit costs of approximately $15 and $29, respectively, for the quarter and six months ended March 31, 2014 would be allocated as follows: Personal Care of approximately $4 and $8, respectively; and Household Products of approximately $10 and $20, respectively, and Corporate of approximately $1 and $1, respectively. Consulting, program management and other exit costs of approximately $14 and $26, respectively, for the quarter and six months ended March 31, 2013 would be allocated as follows: Personal Care of approximately $3 and $6, respectively; Household Products of approximately $9 and $17, respectively; and Corporate of approximately $2 and $3, respectively.

Total project-to-date costs associated with the 2013 restructuring project are approximately $211, of which, approximately $50 relates to non-cash asset impairment and accelerated depreciation charges, approximately $60 relates to severance and related benefit costs, and approximately $100 relates to consulting, program management and other exit costs. Consulting, program management and other exit costs are inclusive of approximately $11 in certain information technology enablement costs (included in SG&A) and approximately $7 in obsolescence charges (included in Cost of products sold), both of which are considered part of the overall restructuring project.

A summary of the remaining estimated costs for the 2013 restructuring plan is as follows. These amounts are inclusive of the expanded scope initiatives described above. Total, as well as category ranges, are estimates.

•	Approximately $15-$30 related to plant closure and accelerated depreciation charges,

•	Approximately $30-$35 related to severance and related benefit costs,

•	Approximately $30-$35 related to consulting and program management, and

•	Approximately $30-$40 related to other restructuring related costs.

Costs remaining associated with certain information technology enablement activities related to our restructuring initiatives are approximately $10-$15. In addition, the Company expects to incur incremental capital expenditures of $20-$30 over the next six months, related primarily to information technology enablement of certain restructuring initiatives.

The following table summarizes the 2013 restructuring activities (excluding certain information technology enablement and obsolescence charges related to the restructuring) for the first six months of fiscal 2014:

			Utilized
	October 1, 2013	Charge to Income	Cash	Non-Cash	March 31, 2014
Severance & Termination Related Costs	$16.3	$10.9	$(19.8)	$—	$7.4
Asset Impairment/Accelerated Depreciation	—	7.2	—	(7.2)	—
Other Related Costs	4.3	29.0	(17.1)	(2.6)	13.6
Total	$20.6	$47.1	$(36.9)	$(9.8)	$21.0

Note 4 - Venezuela
Effective January 1, 2010 and continuing through the second fiscal quarter of 2014, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

On February 13, 2013, the Venezuela government devalued the Bolivar Fuerte relative to the U.S. dollar. The revised official exchange rate moved from 4.30 per U.S. dollar to an exchange rate of 6.30 per U.S. dollar. The Central Government also suspended the alternate currency market administered by the central bank known as SITME that made U.S. dollars available at a rate higher than the previous official rate, generally in the range of 5.50 per U.S. dollar. In addition, the Venezuela government also established a new auction-based exchange rate market program, referred to as SICAD.  SICAD allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions.

As a result of the devaluation noted above and the elimination of the SITME market, the Company valued its net monetary assets at March 31, 2013 using the revised official rate of 6.30 per U.S. dollar. Thus, the Company recorded a devaluation charge of approximately $6 for the quarter and six months ended March 31, 2013, due primarily to the devaluation of local currency cash balances. This charge was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

In fiscal 2014, the Company’s overall results in Venezuela are reflected in the Consolidated Financial Statements at the official exchange rate equal to 6.30 per U.S. dollar.

On January 24, 2014, the Venezuelan government issued Exchange Agreement No. 25, which stated the rate of exchange established in the most recent SICAD 1 auction will be used for payments related to international investments, royalties and the use and exploitation of patents, trademarks, licenses, franchises and technology.

On March 10, 2014, the Venezuelan government announced the inception of the SICAD II program as an additional mechanism to purchase foreign currency. The SICAD II program does not supersede the Cadivi/Cencoex System for essential imports (currently at 6.30 per U.S. dollar) nor the SICAD I (equal to 10.70 per U.S. dollar) as of March 31, 2014. Thus far, the Company has not utilized either SICAD auction system. We continue to monitor these situations, including the impact restrictions may have on our future business operations. At this time, the Company is unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations.

During the second fiscal quarter of 2014, the Company received payment at the 6.30 per U.S. dollar rate for personal care products previously imported in accordance with the Non National Production Certificate (CNP) executed between the Company and the Venezuela government. Subsequent to the quarter, in April 2014, we received a second payment in accordance with the CNP at the 6.30 per U.S. dollar rate which covered both personal care and household products that were previously imported.

At March 31, 2014, the Company had approximately $71 in net monetary assets in Venezuela at the official exchange rate of 6.30 to one U.S. dollar.  Depending on the ultimate transparency and liquidity of the SICAD I and II markets, it is possible that the Company may need to remeasure a portion of its net monetary balances at a rate other than 6.30. To the extent that the SICAD I or II rates are higher than the official exchange rate at the time our net monetary balances are remeasured, this could result in an additional devaluation charge, which could be material. In addition, operating results translated using a rate higher than the official exchange rate of 6.30 to one U.S. dollar would result in a reduction in earnings, which could be material.

Transactions executed through SICAD I auctions as of March 31, 2014 were at a rate of 10.70 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue at this rate, the estimated devaluation charge as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $29.

Transactions executed through SICAD II auctions as of March 31, 2014 were at a rate of 49.81 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue at this rate, the estimated devaluation charge as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $62.

Net sales of Venezuela represented 1.5% and 1.3% of consolidated net sales for the quarter and six months ended March 31, 2014, respectively.

Note 5 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $9.0 and $17.3 for the quarter and six months ended March 31, 2014, respectively, and $8.2 and $14.5 for the quarter and six months ended March 31, 2013, respectively, and were recorded in Selling, general and administrative expense (SG&A). The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $3.4 and $6.5 for the quarter and six months ended March 31, 2014, respectively, and $3.1 and $5.4 for the quarter and six months ended March 31, 2013, respectively.

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

Note 6 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2014 and 2013, respectively.

(in millions, except per share data)	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net earnings for basic and dilutive earnings per share	$98.5	$84.9	$206.4	$214.7
Denominator:
Weighted-average shares - basic	62.0	62.1	62.3	62.0
Effect of dilutive securities:
Stock options	0.1	0.1	0.1	0.1
Restricted stock equivalents	0.5	0.8	0.4	0.7
Total dilutive securities	0.6	0.9	0.5	0.8
Weighted-average shares - diluted	62.6	63.0	62.8	62.8
Basic net earnings per share	$1.59	$1.37	$3.31	$3.46
Diluted net earnings per share	$1.57	$1.35	$3.29	$3.42

For the quarter and six months ended March 31, 2014, there were approximately 0.4 and 0.1, respectively, of the Company's outstanding RSEs and stock options were not included in the diluted net earnings per share calculation, because to do so would have been anti-dilutive. For the quarter and six months ended March 31, 2013, there were no shares considered anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e., have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the securities is not included in the computation.

Note 7 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2013 and March 31, 2014.

	Household Products	Personal Care	Total
Balance at October 1, 2013	$37.2	$1,438.6	$1,475.8
Feminine care acquisition	—	28.0	28.0
Cumulative translation adjustment	0.2	(1.7)	(1.5)
Balance at March 31, 2014	$37.4	$1,464.9	$1,502.3

Total amortizable intangible assets at March 31, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames/Brands	$19.0	$13.2	$5.8
Technology and patents	78.7	60.2	18.5
Customer-related/Other	169.8	62.7	107.1
Total amortizable intangible assets	$267.5	$136.1	$131.4

The Company had indefinite-lived intangible assets of $1,735.8 ($1,654.2 in Personal Care and $81.6 in Household Products) at March 31, 2014, an increase of $31.9 from September 30, 2013 due to the feminine care acquisition of $30.2 and changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2014 and the years ending September 30, 2015, 2016, 2017, 2018 and 2019 is approximately $8.7, $15.9, $15.9, $15.6, $8.1 and $6.8, respectively, and $60.4 thereafter.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As part of the fiscal 2013 testing, no impairment was indicated. However, the indicated fair values resulting from the Company's discounted cash flow analysis for two brands, Playtex and Wet Ones, were relatively close to the carrying values of approximately 107% (approximately $650) for the Playtex brand and approximately 109% of the carrying value (approximately $200) for the Wet Ones brand. Key assumptions included in the testing of these brand values were a discount rate of 7.5% and a terminal growth rate of 2.0%. As of March 31, 2014, there were no events or circumstances that were considered to be potential indicators of impairment for goodwill or the indefinite-lived intangible assets. As in the past, the Company plans to complete its annual testing for fiscal 2014 in the fourth fiscal quarter, in conjunction with the completion of the annual planning cycle.

The acquired goodwill and intangible assets related to the feminine care acquisition have been included in the disclosures above. For purposes of the allocation, the fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach. See Note 2 to the Condensed Financial Statements for further information on the feminine care acquisition valuation.

Note 8 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings. In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan were frozen and future service benefits are no longer being accrued under this retirement program. For the six months ended March 31, 2013, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 ($23.5 after-tax) as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

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

The Company’s net periodic benefit cost for these plans are as follows:

	Pension
	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$3.4	$6.8	$7.1	$13.8
Interest cost	13.5	12.1	27.3	24.4
Expected return on plan assets	(17.0)	(16.8)	(34.5)	(33.8)
Amortization of prior service cost	—	—	—	(0.4)
Amortization of unrecognized net loss	4.6	7.2	9.3	14.6
Settlement charge	—	0.1	0.1	0.1
Curtailment gain	—	—	—	(37.4)
Net periodic benefit cost	$4.5	$9.4	$9.3	$(18.7)

	Postretirement
	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$0.4	$—	$0.9	$0.2
Interest cost	0.2	0.4	0.4	0.7
Amortization of prior service cost	—	(1.0)	—	(1.9)
Amortization of unrecognized net gain	—	(0.5)	—	(1.0)
Net periodic benefit cost	$0.6	$(1.1)	$1.3	$(2.0)

As previously disclosed in the third quarter of fiscal 2013, the Company identified an error in how the pension curtailment transactions were recorded in the period ended December 31, 2012. Presentation of amounts were corrected in the third quarter of fiscal 2013.  The correction related solely to the reported amount of previously reported Comprehensive Income and had no impact on previously reported consolidated earnings before income taxes, net earnings, earnings per share or consolidated cash flows for any periods presented during fiscal 2013. The Company assessed the materiality of this item on previously issued interim financial statements for fiscal 2013 in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that the corrections were not material to the Condensed Consolidated Financial Statements for the second quarter of fiscal 2013. The Consolidated Statements of Earnings and Comprehensive Income (Condensed) and the Guarantor and Non-Guarantor Financial Information for the period ended March 31, 2013 included herein has been revised. Comprehensive income as previously reported and as revised for the six months ended March 31, 2013 was $217.6 and $194.1, respectively.

Note 9 – Debt
Notes payable at March 31, 2014 and September 30, 2013 consisted of notes payable to financial institutions with original maturities of less than one year of $225.3 and $99.0, respectively, and had a weighted-average interest rate of 2.6% and 3.6%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	March 31, 2014	September 30, 2013
Private Placement, fixed interest rates ranging from 5.2% to 6.6%, due 2014 to 2017	$1,040.0	$1,040.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	498.9	498.8
Total long-term debt, including current maturities	2,138.9	2,138.8
Less current portion	220.0	140.0
Total long-term debt	$1,918.9	$1,998.8

The Company’s total borrowings were $2,364.2 at March 31, 2014, including $225.3 tied to variable interest rates. The Company maintains total committed debt facilities of $2,734.2. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. The Company had $80.0 outstanding borrowings under our revolving credit facility, and $357.8 available as of March 31, 2014, taking into account outstanding borrowings and $12.2 of outstanding letters of credit.

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in total debt on the balance sheet. At March 31, 2014, there was $122.5 outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $22.8 as of March 31, 2014.

Under the terms of the Company’s credit agreement, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, indebtedness to EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreement, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreement, to total interest expense must exceed 3.0 to 1. Under the credit agreement, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The Company’s ratio of indebtedness to its EBITDA was 2.4 to 1, and the ratio of its EBIT to total interest expense was 6.0 to 1, as of March 31, 2014. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2014 are as follows: $220.0 in one year, $220.0 in two years, $290.0 in three years, $310.0 in four years, zero in five years and $1,100.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year.

At March 31, 2014, substantially all of the Company's cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings outside the U.S. indefinitely.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Note 10 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors has approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. During the second fiscal quarter, the Company repurchased one million shares of the Company's common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of approximately $94.4. All shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On January 27, 2014, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2014 of $0.50 per share of Common Stock, which was paid on March 12, 2014. The dividend paid totaled $30.8.

Subsequent to the quarter, on April 28, 2014, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2014 of $0.50 per share of Common Stock, which will be paid on June 11, 2014 and is expected to be approximately $31.

Note 11 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at March 31, 2014 and September 30, 2013, as well as the Company’s objectives and strategies for holding derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At March 31, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Venezuela Currency Risk See Note 4 to the Condensed Financial Statements for further information on Venezuela currency risk.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2014, the Company had $225.3 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Cash Flow Hedges At March 31, 2014, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. At March 31, 2014 and September 30, 2013, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of zero and $1.5, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2014 levels over the next twelve months, approximately $0.1 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2014, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2015. There were 78 open foreign currency contracts at March 31, 2014 with a total notional value of approximately $303.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2014 resulted in income of $1.9 and $10.7, respectively, and income of $1.9 and $2.2 for the quarter and six months ended March 31, 2013, respectively and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 15 open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2014, with a total notional value of approximately $285.

The following table provides estimated fair values as of March 31, 2014 and September 30, 2013, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2014 and 2013.

	At March 31, 2014	For the Quarter Ended March 31, 2014		For the Six Months Ended March 31, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$—	$(1.2)	$2.6	$3.4	$4.9
Total	$—	$(1.2)	$2.6	$3.4	$4.9

	At September 30, 2013	For the Quarter Ended March 31, 2013		For the Six Months Ended March 31, 2013
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$1.5	$11.2	$0.5	$17.9	$(0.5)
Interest rate contracts	—	—	—	—	(0.3)
Total	$1.5	$11.2	$0.5	$17.9	$(0.8)

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items, net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of March 31, 2014 and September 30, 2013, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2014 and 2013, respectively.

	At March 31, 2014	For the Quarter Ended March 31, 2014	For the Six Months Ended March 31, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$(1.5)	$(2.2)	$5.2
Foreign currency contracts	7.1	1.9	10.7
Total	$5.6	$(0.3)	$15.9

	At September 30, 2013	For the Quarter Ended March 31, 2013	For the Six Months Ended March 31, 2013
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$7.7	$14.7	$18.5
Commodity contracts	—	—	(1.9)
Foreign currency contracts	(3.2)	1.9	2.2
Total	$4.5	$16.6	$18.8

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At March 31, 2014			At September 30, 2013
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$14.5	$(0.3)	$14.2	$7.3	$(0.6)	$6.7

Offsetting of derivative liabilities

		At March 31, 2014			At September 30, 2013
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$7.7	$(0.6)	$7.1	$8.6	$(0.2)	$8.4

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of March 31, 2014 and September 30, 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	March 31, 2014	September 30, 2013
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(156.5)	$(167.6)
Derivatives - Foreign Currency Contracts	7.1	(1.7)
Share Option	(1.5)	7.7
Net Liabilities at estimated fair value	$(150.9)	$(161.6)

At March 31, 2014 and September 30, 2013, the Company had no level 1 or level 3 financial assets or liabilities.

At March 31, 2014 and September 30, 2013, the fair market value of fixed rate long-term debt was $2,277.2 and $2,262.3, respectively, compared to its carrying value of $2,138.9 and $2,138.8, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At March 31, 2014, the estimated fair value of foreign currency contracts, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Note 12 – Accumulated Other Comprehensive (Loss)/Income
Effective October 1, 2013, the FASB issued a new ASU on reporting amounts reclassified out of accumulated other comprehensive income. The standard requires that public companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements or cross reference to the related footnote for additional information.

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension/Postretirement Activity	Hedging Activity	Total
Balance at September 30, 2013	$4.8	$(178.2)	$0.5	$(172.9)
OCI before reclassifications	1.3	—	(3.6)	(2.3)
Reclassifications to earnings	—	6.1	2.7	8.8
Balance at March 31, 2014	$6.1	$(172.1)	$(0.4)	$(166.4)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended March 31, 2014	For the Six Months Ended March 31, 2014
Details of AOCI Components	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$2.6	$4.9	Other financing items, net
	2.6	4.9	Total before tax
	(1.1)	(2.2)	Tax (expense)/benefit
	$1.5	$2.7	Net of tax
Amortization of defined benefit pension/postretirement items
Actuarial losses	4.6	9.3	(2)
Curtailment gain	—	0.1	(2)
	4.6	9.4	Total before tax
	(1.6)	(3.3)	Tax (expense)/benefit
	$3.0	$6.1	Net of tax
Total reclassifications for the period	$4.5	$8.8	Net of tax

(1)	Amounts in parentheses indicate debits to profit/loss.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 8 for further details).

Note 13 – Supplemental Financial Statement Information

	March 31, 2014	September 30, 2013
Inventories
Raw materials and supplies	$96.9	$95.2
Work in process	128.0	150.2
Finished products	396.2	370.9
Total inventories	$621.1	$616.3
Other Current Assets
Miscellaneous receivables	$103.5	$56.7
Deferred income tax benefits	209.4	211.7
Prepaid expenses	93.8	87.5
Value added tax collectible from customers	54.3	57.6
Share option	—	7.7
Income taxes receivable	57.7	31.1
Other	21.9	20.9
Total other current assets	$540.6	$473.2
Property, Plant and Equipment
Land	$45.1	$39.1
Buildings	300.7	283.9
Machinery and equipment	1,828.6	1,799.2
Construction in progress	54.8	63.7
Total gross property	2,229.2	2,185.9
Accumulated depreciation	(1,442.3)	(1,430.3)
Total property, plant and equipment, net	$786.9	$755.6
Other Current Liabilities
Accrued advertising, sales promotion and coupons	$94.4	$93.1
Accrued trade allowances	91.4	100.3
Accrued salaries, vacations and incentive compensation	70.7	112.0
Returns reserve	23.7	49.8
2013 restructuring reserve	21.5	20.6
Other	237.4	198.2
Total other current liabilities	$539.1	$574.0
Other Liabilities
Pensions and other retirement benefits	$325.5	$315.9
Deferred compensation	156.8	167.8
Deferred income tax liabilities	572.6	541.7
Other non-current liabilities	87.4	86.2
Total other liabilities	$1,142.3	$1,111.6
See Note 2 for a summary of the valuation of assets acquired and liabilities assumed in the feminine care acquisition.

Note 14 – Recently issued accounting pronouncements
No new accounting pronouncements issued during the quarter are expected to have a material impact on the Consolidated Financial Statements.

Note 15 – Legal Proceedings/Contingencies
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

Note 16 – Guarantor and Non-Guarantor Financial Information - (Unaudited)
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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$659.5	$582.8	$(179.9)	$1,062.4
Cost of products sold	—	392.9	340.5	(179.3)	554.1
Gross Profit	—	266.6	242.3	(0.6)	508.3

Selling, general and administrative expense	—	99.6	100.9	(0.3)	200.2
Advertising and sales promotion expense	—	48.3	48.9	(0.1)	97.1
Research and development expense	—	22.2	0.5	—	22.7
2013 restructuring	—	14.6	8.1	—	22.7
Interest expense	30.3	—	1.0	—	31.3
Intercompany interest (income)/expense	(29.7)	29.8	—	(0.1)	—
Other financing expense/(income)	—	0.2	(1.7)	—	(1.5)
Intercompany service fees	—	2.0	(1.9)	(0.1)	—
Equity in earnings of subsidiaries	(99.6)	(67.4)	—	167.0	—
Earnings before income taxes	99.0	117.3	86.5	(167.0)	135.8
Income taxes	0.5	19.5	17.3	—	37.3
Net earnings	$98.5	$97.8	$69.2	$(167.0)	$98.5

Statement of Comprehensive Income:
Net Earnings	$98.5	$97.8	$69.2	$(167.0)	$98.5
Other comprehensive income/(loss), net of tax	2.1	1.3	(0.4)	(0.9)	2.1
Total comprehensive income	$100.6	$99.1	$68.8	$(167.9)	$100.6

	Consolidated Statements of Earnings (Condensed)
	For the Six Months Ended March 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,285.7	$1,226.2	$(335.6)	$2,176.3
Cost of products sold	—	782.7	706.6	(333.1)	1,156.2
Gross Profit	—	503.0	519.6	(2.5)	1,020.1

Selling, general and administrative expense	—	200.8	203.2	(0.3)	403.7
Advertising and sales promotion expense	—	93.1	85.2	(0.2)	178.1
Research and development expense	—	43.6	1.0	—	44.6
2013 restructuring	—	32.3	14.8	—	47.1
Interest expense	60.4	—	2.1	—	62.5
Intercompany interest (income)/expense	(59.3)	59.4	—	(0.1)	—
Other financing expense/(income)	—	0.3	(3.8)	—	(3.5)
Intercompany service fees	—	4.1	(4.0)	(0.1)	—
Equity in earnings of subsidiaries	(209.0)	(167.6)	—	376.6	—
Earnings before income taxes	207.9	237.0	221.1	(378.4)	287.6
Income taxes	1.5	33.2	48.3	(1.8)	81.2
Net earnings	$206.4	$203.8	$172.8	$(376.6)	$206.4

Statement of Comprehensive Income:
Net Earnings	$206.4	$203.8	$172.8	$(376.6)	$206.4
Other comprehensive income/(loss), net of tax	6.5	(0.6)	1.5	(0.9)	6.5
Total comprehensive income	$212.9	$203.2	$174.3	$(377.5)	$212.9

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$668.7	$561.6	$(134.4)	$1,095.9
Cost of products sold	—	383.9	315.8	(134.5)	565.2
Gross Profit	—	284.8	245.8	0.1	530.7

Selling, general and administrative expense	—	105.1	104.8	—	209.9
Advertising and sales promotion expense	—	52.8	50.1	(0.4)	102.5
Research and development expense	—	24.8	—	—	24.8
2013 restructuring	—	28.1	9.3	—	37.4
Interest expense	31.5	—	1.3	—	32.8
Intercompany interest (income)/expense	(31.0)	30.9	0.1	—	—
Other financing expense	—	0.3	10.0	—	10.3
Intercompany dividends/service fees	—	3.9	(3.9)	—	—
Equity in earnings of subsidiaries	(86.1)	(53.8)	—	139.9	—
Earnings before income taxes	85.6	92.7	74.1	(139.4)	113.0
Income taxes	0.7	10.2	16.7	0.5	28.1
Net earnings	$84.9	$82.5	$57.4	$(139.9)	$84.9

Statement of Comprehensive Income:
Net Earnings	$84.9	$82.5	$57.4	$(139.9)	$84.9
Other comprehensive (loss)/income, net of tax	(19.1)	(6.1)	(22.1)	28.2	(19.1)
Total comprehensive income	$65.8	$76.4	$35.3	$(111.7)	$65.8

	Consolidated Statements of Earnings (Condensed)
	For the Six Months Ended March 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,359.6	$1,202.0	$(273.2)	$2,288.4
Cost of products sold	—	797.4	673.0	(274.3)	1,196.1
Gross Profit	—	562.2	529.0	1.1	1,092.3

Selling, general and administrative expense	—	194.7	215.7	—	410.4
Advertising and sales promotion expense	—	100.3	97.4	(0.4)	197.3
Research and development expense	—	49.3	0.1	—	49.4
2013 restructuring	—	72.6	13.8	—	86.4
Pension curtailment	—	(37.4)	—	—	(37.4)
Interest expense	63.5	—	2.8	—	66.3
Intercompany interest (income)/expense	(62.3)	62.3	—	—	—
Other financing expense	—	2.5	15.7	—	18.2
Intercompany dividends/service fees	—	8.3	(8.3)	—	—
Equity in earnings of subsidiaries	(217.6)	(137.4)	—	355.0	—
Earnings before income taxes	216.4	247.0	191.8	(353.5)	301.7
Income taxes	1.7	39.0	44.8	1.5	87.0
Net earnings	$214.7	$208.0	$147.0	$(355.0)	$214.7

Statement of Comprehensive Income:
Net Earnings	$214.7	$208.0	$147.0	$(355.0)	$214.7
Other comprehensive (loss)/income, net of tax	(20.6)	(16.7)	(3.4)	20.1	(20.6)
Total comprehensive income	$194.1	$191.3	$143.6	$(334.9)	$194.1

	Consolidated Balance Sheets (Condensed)
	March 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$5.0	$9.1	$977.6	$—	$991.7
Trade receivables, net (a)	—	7.5	450.2	—	457.7
Inventories	—	341.7	316.2	(36.8)	621.1
Other current assets	66.3	279.5	211.5	(16.7)	540.6
Total current assets	71.3	637.8	1,955.5	(53.5)	2,611.1
Investment in subsidiaries	7,222.9	2,083.3	—	(9,306.2)	—
Intercompany receivables, net (b)	—	4,270.8	344.4	(4,615.2)	—
Intercompany notes receivable (b)	2,180.3	4.1	—	(2,184.4)	—
Property, plant and equipment, net	—	431.6	355.3	—	786.9
Goodwill	—	1,086.6	415.7	—	1,502.3
Other intangible assets, net	—	1,660.6	206.6	—	1,867.2
Other assets	9.2	34.2	59.4	—	102.8
Total assets	$9,483.7	$10,209.0	$3,336.9	$(16,159.3)	$6,870.3

Current liabilities	$344.8	$394.2	$579.1	$(27.4)	$1,290.7
Intercompany payables, net (b)	4,615.2	—	—	(4,615.2)	—
Intercompany notes payable (b)	—	2,180.3	4.1	(2,184.4)	—
Long-term debt	1,918.9	—	—	—	1,918.9
Other liabilities	86.4	834.0	222.1	(0.2)	1,142.3
Total liabilities	6,965.3	3,408.5	805.3	(6,827.2)	4,351.9
Total shareholders' equity	2,518.4	6,800.5	2,531.6	(9,332.1)	2,518.4
Total liabilities and shareholders' equity	$9,483.7	$10,209.0	$3,336.9	$(16,159.3)	$6,870.3

(a) Trade receivables, net for the Non-Guarantors includes $244.5 at March 31, 2014 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For the Six Months Ended March 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(29.7)	$119.0	$146.5	$(6.9)	$228.9
Cash Flow from Investing Activities
Capital expenditures	—	(21.1)	(15.3)	—	(36.4)
Feminine care acquisition	—	(50.1)	(135.2)	—	(185.3)
Proceeds from sale of assets	—	3.3	1.0	—	4.3
Proceeds from intercompany notes	—	0.4	—	(0.4)	—
Intercompany receivable/payable, net	(80.0)	(176.3)	(44.5)	300.8	—
Payment for equity contributions	—	(0.7)	—	0.7	—
Other, net	—	—	(0.2)	—	(0.2)
Net cash (used by)/from investing activities	(80.0)	(244.5)	(194.2)	301.1	(217.6)
Cash Flow from Financing Activities
Net increase in debt with original maturity days of 90 or less	80.0	1.7	47.2	—	128.9
Payments for intercompany notes	—	—	(0.4)	0.4	—
Common stock purchased	(94.4)	—	—	—	(94.4)
Cash dividends paid	(62.1)	—	—	—	(62.1)
Proceeds from issuance of common stock	2.5	—	—	—	2.5
Excess tax benefits from share- based payments	4.4	—	—	—	4.4
Intercompany receivable/payable, net	176.3	124.5	—	(300.8)	—
Proceeds for equity contributions	—	—	0.7	(0.7)	—
Intercompany dividend	—	—	(6.9)	6.9	—
Net cash from/(used by) financing activities	106.7	126.2	40.6	(294.2)	(20.7)
Effect of exchange rate changes on cash	—	—	2.8	—	2.8
Net (decrease)/increase in cash and cash equivalents	(3.0)	0.7	(4.3)	—	(6.6)
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$5.0	$9.1	$977.6	$—	$991.7

	Consolidated Statements of Cash Flows (Condensed)
	For the Six Months Ended March 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(41.3)	$105.8	$215.5	$(30.3)	$249.7
Cash Flow from Investing Activities
Capital expenditures	—	(24.5)	(13.6)	—	(38.1)
Proceeds from sale of assets	—	—	0.7	—	0.7
Proceeds from intercompany notes	106.5	17.6	5.1	(129.2)	—
Intercompany receivable/payable, net	(15.0)	(66.7)	(56.0)	137.7	—
Other, net	—	—	(0.2)	—	(0.2)
Net cash from/(used by) investing activities	91.5	(73.6)	(64.0)	8.5	(37.6)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(106.5)	—	—	—	(106.5)
Net increase in debt with original maturity days of 90 or less	15.0	5.8	53.2	—	74.0
Payments for intercompany notes	—	(111.6)	(17.6)	129.2	—
Cash dividends paid	(49.6)	—	—	—	(49.6)
Proceeds from issuance of common stock	15.4	—	—	—	15.4
Excess tax benefits from share-based payments	4.8	—	—	—	4.8
Intercompany receivable/payable, net	66.7	71.0	—	(137.7)	—
Intercompany dividend	—	—	(30.3)	30.3	—
Net cash (used by)/from financing activities	(54.2)	(34.8)	5.3	21.8	(61.9)
Effect of exchange rate changes on cash	—	—	(18.0)	—	(18.0)
Net (decrease)/increase in cash and cash equivalents	(4.0)	(2.6)	138.8	—	132.2
Cash and cash equivalents, beginning of period	4.0	9.2	705.3	—	718.5
Cash and cash equivalents, end of period	$—	$6.6	$844.1	$—	$850.7

Note 17 – Subsequent Event
On April 28, 2014, the Board of Directors authorized management to pursue a plan to separate the Company’s Household Products and Personal Care divisions into two independent, publicly traded companies. The separation is planned as a tax-free spin-off to the Company’s shareholders and is expected to be completed in the second half of fiscal year 2015. The proposed separation is subject to further due diligence as appropriate and customary conditions, including receipt of regulatory approvals, an opinion of counsel regarding the tax-free nature of the separation, the effectiveness of a Form 10 filing with the Securities and Exchange Commission, and final approval by the Company's Board of Directors. The Company may, at any time and for any reason until the proposed separation is complete, abandon the separation or modify or change its terms. The Company can make no assurance that any spin-off transaction will ultimately occur, or if one does occur its terms or timing.

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the historical results of operations, operating segment results, and liquidity and capital resources of Energizer Holdings, Inc. (the "Company"). Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented below. The Company reports results in two segments: Personal Care, which includes wet shave, skin care, feminine care and infant care products and Household Products, which includes batteries and portable lighting products. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended March 31, 2014 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed on November 21, 2013.

Non-GAAP Financial Measures

Non-GAAP Financial Measures. While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as historical and forward-looking adjusted net earnings per diluted share, operating results, organic sales and other comparison changes, exclude the impact of currencies, the costs associated with restructuring, costs associated with acquisitions and integration as well as acquisition inventory valuation, pension curtailment and certain other items as outlined in this announcement, are not in accordance with, nor are they a substitute for, GAAP measures. Additionally, we are unable to provide a reconciliation of forward-looking adjusted net earnings per diluted share due to uncertainty regarding future restructuring related charges, the impact of fluctuations in foreign currencies and the cost of raw materials. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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
Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding the planned separation of the Household Products and Personal Care businesses, the timing of any such separation, the future earnings and performance of Energizer Holdings or any of its businesses, including the Household Products and Personal Care businesses on a standalone basis if the separation is completed. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	Whether the separation of the Household Products and Personal Care businesses is completed, as expected or at all, and the timing of any such separation;

•	Whether the conditions to the separation can be satisfied;

•	Whether the operational, marketing and strategic benefits of the separation can be achieved;

•	Whether the costs and expenses of the separation can be controlled within expectations;

•	General market and economic conditions;

•	Market trends in the categories in which we operate;

•	The success of new products and the ability to continually develop and market new products;

•	Our ability to attract, retain and improve distribution with key customers;

•	Our ability to continue planned advertising and other promotional spending;

•
Our ability to timely execute strategic initiatives, including restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and currency controls, particularly in Venezuela and Argentina, as well as offsetting hedges;

•	Goodwill impairment charges resulting from declines in profitability or estimated cash flows related to intangible assets or market valuations for similar assets;

•	Our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	The impact of advertising and product liability claims and other litigation;

•	Compliance with debt covenants as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

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

Highlights / Operating Results

Net earnings for the quarter ended March 31, 2014 were $98.5, or $1.57 per diluted share, compared to $84.9, or $1.35 per diluted share, for the same quarter last year. Net earnings for the six months ended March 31, 2014 were $206.4, or $3.29 per diluted share, compared to $214.7 or $3.42 per diluted share, for the six months ended March 31, 2013.

Net earnings and diluted earnings per share (EPS) for the time periods presented were impacted by certain items related to restructuring and realignment activities, acquisition integration costs, the impact of a pension curtailment gain and certain other adjustments as described in the tables below. The impact of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures.

	Quarter Ended March 31,
	Net Earnings		Diluted EPS
	2014	2013	2014	2013
Net Earnings/Diluted EPS - GAAP (Unaudited)	$98.5	$84.9	$1.57	$1.35
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	17.6	24.8	0.28	0.39
Feminine care acquisition/integration costs	0.7	—	0.01	—
Acquisition inventory valuation	1.0	—	0.02	—
Other realignment/integration	0.2	0.6	—	0.01
Venezuela devaluation/other impacts	—	6.3	—	0.10
Adjustments to prior years' tax accruals	—	(3.0)	—	(0.05)
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$118.0	$113.6	$1.88	$1.80

Weighted average shares - Diluted			62.6	63.0
(1) Includes pre-tax costs of $3.2 for the quarter ended March 31, 2014 and $1.1 for the quarter ended March 31, 2013, associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $0.4 for the quarter ended March 31, 2014 associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

	Six Months Ended March 31,
	Net Earnings		Diluted EPS
	2014	2013	2014	2013
Net Earnings/Diluted EPS - GAAP (Unaudited)	$206.4	$214.7	$3.29	$3.42
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	35.1	56.3	0.56	0.90
Feminine care acquisition/integration costs	3.8	—	0.06	—
Acquisition inventory valuation	5.0	—	0.08	—
Pension curtailment	—	(23.5)	—	(0.37)
Other realignment/integration	0.3	1.3	—	0.02
Venezuela devaluation/other impacts	—	5.9	—	0.09
Adjustments to prior years' tax accruals	—	(3.0)	—	(0.05)
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$250.6	$251.7	$3.99	$4.01

Weighted average shares - Diluted			62.8	62.8
(1) Includes pre-tax costs of $5.5 for the six months ended March 31, 2014 and $1.1 for the six months ended March 31, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $0.4 for the six months ended March 31, 2014, associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table provides a recap of the change in total net sales for the quarter and six months ended March 31, 2014 as compared to the quarter and six months ended March 31, 2013.

Net Sales - Total Company (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2014

	Q2	%Chg	Six Months	%Chg
Net Sales - FY '13	$1,095.9		$2,288.4
Organic	(66.8)	(6.1)%	(166.2)	(7.2)%
Impact of currency	(26.4)	(2.4)%	(49.7)	(2.2)%
Incremental impact of acquisitions	59.7	5.4%	103.8	4.5%
Net Sales - FY '14	$1,062.4	(3.1)%	$2,176.3	(4.9)%

For the quarter, on a reported basis, net sales were $1,062.4, a decrease of $33.5, or 3.1%, as compared to the same period last year including a decrease of 2.4% due to unfavorable currencies and an increase of 5.4% due to the incremental impact of sales from the feminine care acquisition. Exclusive of the impact of unfavorable currencies and the incremental impact of acquisitions, net sales declined 6.1% versus the prior year fiscal quarter primarily driven by the previously disclosed loss of distribution within two U.S. retail customers in the Household Products segment, soft category dynamics and increased competitive pressures across both segments, timing of sun care shipments and pricing controls and import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

For the six months, on a reported basis, net sales were $2,176.3, a decrease of $112.1, or 4.9% as compared to the same period last year including a decrease of 2.2% due to unfavorable currencies and an increase of 4.5% due to the incremental impact of sales from the feminine care acquisition. Exclusive of the impact of unfavorable currencies and the incremental impact of acquisitions, net sales declined 7.2% versus the prior year primarily driven by the loss of distribution within two U.S. retail customers in the Household Products segment, soft category dynamics and increased competitive pressures across both segments, prior year hurricane Sandy storm-related volumes that did not repeat in this fiscal year, timing of sun care shipments and pricing controls and import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

Gross margin for the second fiscal quarter decreased 60 basis points to 47.8%. The decrease in gross margin was primarily due to the impact of unfavorable currencies (approximately 110 basis points) and the acquisition inventory valuation adjustment (approximately 20 basis points). In addition, the lower margin structure (in relation to the Company's overall blended margin) from the feminine care acquisition had an approximately 80 basis point dilutive impact to overall margins. Excluding the impact of these items, gross margin increased 150 basis points versus the prior year fiscal quarter driven by savings from the 2013 restructuring project and pricing gains within the Personal Care segment.
On a year to date basis, gross margin as a percentage of net sales was 46.9%, down 80 basis points versus prior year. The decrease in gross margin was primarily due to the impact of unfavorable currencies (approximately 110 basis points) and the acquisition inventory valuation adjustment (approximately 40 basis points). In addition, the lower margin structure (in relation to the Company's overall blended margin) from the feminine care acquisition had an approximately 60 basis point dilutive impact to overall margins. Excluding the impact of these items, gross margin increased 130 basis points versus the prior year driven by savings from the 2013 restructuring project and pricing gains within the Personal Care segment.
Total selling, general and administrative expense (SG&A) was $200.2, or 18.8% of net sales, for the current year quarter as compared to $209.9, or 19.2% of net sales, for the prior year quarter. Included within the current quarter results were approximately $3 of information technology enablement costs that are recorded within SG&A, but are considered part of the overall 2013 restructuring project, and approximately $1 of incremental acquisition/integration costs. Excluding the impact of these items, SG&A as a percent of net sales improved 60 basis points versus prior year levels due to strong cost controls across both segments and benefits from the 2013 restructuring project.

On a year to date basis, SG&A as a percent of net sales was 18.5% as compared to 17.9% in the prior fiscal period, up 60 basis points. Included within the current fiscal year results were approximately $6 of information technology enablement costs that are recorded within SG&A, but are considered part of the overall 2013 restructuring project, and approximately $5 of incremental acquisition/integration costs. Excluding the impact of these items, SG&A spending was below prior year and SG&A as a percent of net sales was nearly flat versus prior year levels (despite declining sales) due to strong cost controls across both segments and benefits from the 2013 restructuring project.

For the quarter, advertising and sales promotion (A&P) was $97.1, or 9.1% of net sales, as compared to $102.5, or 9.4% of net sales, in the prior year quarter. On a year to date basis, A&P spending was approximately $178, or 8.2% as a percent of net sales. This represents a decline of approximately $19 or 0.4% as a percent of net sales versus the same six months in the prior fiscal year. The decrease in spending is primarily due to the shift in timing of product launch activity and advertising and promotional programs as compared to the prior year periods.

For the quarter and six months ended March 31, 2014, research and development (R&D) expense was $22.7 and $44.6, respectively, and $24.8 and $49.4 for the quarter and six months ended March 31, 2013. The decrease in spending was primarily due to certain restructuring initiatives mainly in Household Products.

For the quarter and six months ended March 31, 2014 the Company recorded pre-tax expense of $22.7 and $47.1, respectively, and $37.4 and $86.4 for the quarter and six months ended March 31, 2013, respectively for charges related to the 2013 restructuring plan including:

•
Accelerated depreciation charges of $2.8 and $7.2 for the quarter and six months ended March 31, 2014 and $5.7 and $9.8 for the quarter and six months ended March 31, 2013, respectively, and non-cash asset impairment charges of $19.3 for the six months ended March 31, 2013, related primarily to plant closures,

•
Severance and related benefit costs of $5.0 and $10.9 for the quarter and six months ended March 31, 2014 and $17.7 and $31.3 for the quarter and six months ended March 31, 2013, respectively, associated with staffing reductions that have been identified to date, and

•
Consulting, program management and other charges associated with the restructuring of $15.0 and $29.0 for the quarter and six months ended March 31, 2014, respectively, and $14.0 and $26.0 for the quarter six months ended March 31, 2013, respectively.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $3.2 and $5.5 for the quarter and six months ended March 31, 2014, respectively, and $1.1 for the quarter and six months ended March 31, 2013 associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, approximately $0.4 for the quarter and six months ended March 31, 2014 associated with obsolescence charges related to the restructuring were included in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). These items are considered part of the total project costs incurred for the restructuring initiative.

In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of scope is expected to generate additional savings and the Company expects to incur additional charges in order to execute the planned initiatives. The total project (including the original and expanded scope) is expected to generate gross savings of approximately $300. In addition, total project restructuring charges are expected to be approximately $350. Actions related to the expanded plan are expected to be completed by the end of fiscal 2015, and savings are expected to be fully realized in fiscal 2016.

The Company estimates that restructuring and restructuring related costs for the remainder of fiscal 2014 will be in the range of $50 to $80, inclusive of the incremental charges associated with the expanded project scope.

The Company estimates that restructuring savings increased approximately $50 versus the prior fiscal year quarter. The primary impacts of savings were reflected in improved gross margin in Household Products and lower overhead expenses. Project-to-date savings are estimated to be over $190. For the full fiscal year, the Company estimates that gross savings will be approximately $100 to $125 versus the prior fiscal year. As a result, the estimated cumulative total project gross savings is expected to be in the range of $200 to $225 at the end of fiscal 2014.

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans was frozen and future service benefits are no longer being accrued under this retirement program. For the six months ended March 31, 2013, the Company recorded a non-cash, pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan. See Note 8 for additional information.

The restructuring charges recorded in fiscal 2014 and 2013, as well as the non-cash pension curtailment gain noted above, are presented as separate line items on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Interest expense was $31.3 and $62.5 for the quarter and six months ended March 31, 2014, down $1.5 and $3.8, respectively, as compared to the prior year quarter and six month periods. The decrease in interest expense was due primarily to lower average debt outstanding.

Other financing income was $1.5 and $3.5 for the quarter and six months ended March 31, 2014, primarily reflecting the net impact of hedging contract gains offset by revaluation losses on nonfunctional currency balance sheet exposures, as compared to an expense of $10.3 and $18.2 in the prior fiscal year quarter and six months ended March 31, 2013. The prior year results were inclusive of the Venezuela devaluation impact of $6.3, foreign exchange losses related primarily to the strengthening of the U.S. dollar in relation to the Japanese Yen and a loss from the mark-to-market adjustment on certain commodity contracts.

For the quarter, the Company's effective tax rate was approximately 27.5% as compared to 24.9% in the prior year quarter. The change in tax rate was primarily driven by the favorable impact of the retroactive reinstatement of the R&D tax credit and foreign tax adjustments recorded in the prior year quarter.

In addition, our six month effective tax rate was approximately 28.2% as compared to 28.8% in the prior year. The decrease in the effective tax rate was primarily due to the tax impact of the U.S. pension curtailment gain recorded in the first quarter of last year and increased current year earnings in lower tax jurisdictions.  These items were partially offset by the tax impact of lower restructuring costs in the current fiscal year and the favorable impact of the retroactive reinstatement of the R&D tax credit and foreign tax adjustments recorded in the prior year quarter.

Exclusive of the tax impact of the GAAP to non-GAAP reconciling items detailed in the earlier table, the year-to-date effective tax rate was 29.3%.

Recent Developments

On April 28, 2014, the Board of Directors authorized management to pursue a plan to separate the Company’s Household Products and Personal Care divisions into two independent, publicly traded companies. The separation is planned as a tax-free spin-off to the Company’s shareholders and is expected to be completed in the second half of fiscal year 2015. The proposed separation is subject to further due diligence as appropriate and customary conditions, including receipt of regulatory approvals, an opinion of counsel regarding the tax-free nature of the separation, the effectiveness of a Form 10 filing with the Securities and Exchange Commission, and final approval by the Company's Board of Directors. The Company may, at any time and for any reason until the proposed separation is complete, abandon the separation or modify or change its terms. The Company can make no assurance that any spin-off transaction will ultimately occur, or if one does occur its terms or timing.

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson (the feminine care acquisition) and the financial performance related to these brands is included in the Company’s Personal Care segment and within the Feminine Care product category. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives including the 2013 restructuring detailed below, acquisition integration or business realignment activities and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of the above mentioned items from segment results reflects management's view on how it evaluates segment performance.

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

In connection with the feminine care acquisition, the Company recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the quarter and six months ended March 31, 2014, the Company recorded $1.6 and $8.0, respectively, within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

For the quarter and six months ended March 31, 2014, the Company recorded $22.7 and $47.1, respectively in restructuring charges related to its 2013 restructuring as compared to $37.4 and $86.4, respectively in the prior year quarter and six months. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $3.2 and $5.5, for the quarter and six months ended March 31, 2014, respectively, and $1.1 for the quarter and six months ended March 31, 2013, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, approximately $0.4 for the quarter and six months ended March 31, 2014 associated with obsolescence charges related to the restructuring were included in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). These items are considered part of the total project costs incurred for the restructuring initiative. See Note 3 to the Condensed Financial Statements.

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

In the quarter and six months ended March 31, 2013, the Company recorded expense of approximately $6 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. The net monetary assets in Venezuela were valued using the revised official exchange rate of 6.30 Venezuelan Bolivar Fuerte to one U.S. dollar at March 31, 2013. The devaluation impact of approximately $6 was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), and was not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and segment profit, have and may further be negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant and material to understanding the year-over-year comparatives. See Note 4 to the Condensed Financial Statements.

This structure is the basis for the Company’s reportable segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter ended March 31, 2014.

Segment sales and profitability for the quarter ended March 31, 2014 and 2013, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2014
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '13	$652.6		$1,206.9
Organic	(10.6)	(1.6)%	(44.4)	(3.7)%
Impact of currency	(12.7)	(1.9)%	(27.1)	(2.2)%
Incremental impact of acquisitions	59.7	9.1%	103.8	8.6%
Net Sales - FY '14	$689.0	5.6%	$1,239.2	2.7%

For the quarter, net sales increased 5.6% on a reported basis. Excluding the impact of currencies and the incremental impact of acquisition net sales, organic sales declined 1.6% versus the prior year quarter due primarily to continued soft U.S. trends in the men's razor and blade system, shave preps, and infant care categories, increased competitive pressures and timing of sun care shipments. The Company was able to partially offset these category declines through increased pricing, growth within the Hydro franchise and distribution of product innovation within the feminine care business.
From a product standpoint, the net sales change on a reported and organic basis was due primarily to the following:

•
Wet Shave net sales decreased approximately 1% on a reported basis. Excluding the 3% unfavorable impact of currencies, Wet Shave net sales grew approximately 2% as higher sales of Hydro branded systems and disposables were able to offset declines in shave preps and legacy systems.

•
Skin Care net sales decreased approximately 12% on a reported basis. Excluding the 2% unfavorable impact of currencies, Skin Care decreased approximately 10% on an organic basis due to the shift in timing of Easter holiday promotional shipments, most notably in the U.S.

•
Feminine Care net sales increased approximately 162% on a reported basis due to incremental sales of $59.7 from the recent acquisition. Excluding the incremental impact of the acquisition of 146% and unfavorable currencies 1%, organic sales increased approximately 17% due to additional shipments related to new product launch activity.

•	Infant Care and all other product categories decreased due to continued heightened competitive activity and category softness.

For the six months ended March 31, 2014, net sales increased 2.7% on a reported basis. Excluding the impact of unfavorable currencies of 2.2% and the incremental impact of acquisition net sales of 8.6%, organic sales declined 3.7% versus the prior year due primarily to continued soft U.S. category trends, timing of sun care shipments, and heightened competitive activity in the shave prep and infant care categories.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2014
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '13	$136.4		$252.6
Operations	28.2	20.6%	38.6	15.3%
Impact of currency	(9.0)	(6.6)%	(19.0)	(7.5)%
Incremental impact of acquisitions	15.1	11.1%	28.8	11.4%
Segment Profit - FY '14	$170.7	25.1%	$301.0	19.2%

Segment profit for the quarter was $170.7, up 25.1%, inclusive of the negative impact of unfavorable currencies and the incremental impact of acquisitions. Operationally, segment profit increased 20.6% in the quarter as the favorable impacts of improved margins, strong cost controls and the timing of A&P spending were able to offset the top-line shortfalls mentioned above.

For the six months ended March 31, 2014, segment profit was $301.0, up 19.2%, inclusive of the negative impact of unfavorable currencies and the incremental impact of acquisitions. Operationally, segment profit increased 15.3% primarily due to lower overhead spending and the timing of A&P investments.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2014
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '13	$443.3		$1,081.5
Organic	(56.2)	(12.7)%	(121.8)	(11.3)%
Impact of currency	(13.7)	(3.1)%	(22.6)	(2.1)%
Net Sales - FY '14	$373.4	(15.8)%	$937.1	(13.4)%

Net sales decreased 15.8% on a reported basis. Excluding the impact of currencies, organic net sales declined 12.7% versus the prior year quarter.  The decrease in organic net sales was primarily due to the previously disclosed loss of distribution within two U.S. retail customers, higher promotional spending, the exiting of certain non-core product lines in fiscal 2013 as part of the Company's 2013 restructuring project, increased competitive pressures and pricing and inventory import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

For the six months ended March 31, 2014, net sales decreased 13.4% on a reported basis. Excluding the impact of currencies, organic sales declined 11.3% versus the prior year due primarily to loss of distribution within two U.S. retail customers, higher promotional spending, the exiting of certain non-core product lines in fiscal 2013 as part of the Company's 2013 restructuring project, prior year hurricane Sandy storm-related volumes that did not repeat in this fiscal year, increased competitive pressures and pricing controls and import restrictions in certain Latin American countries.

Segment Profit - Household Products (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2014
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '13	$100.8		$261.4
Operations	(29.1)	(28.9)%	(49.7)	(19.0)%
Impact of currency	(9.6)	(9.5)%	(16.2)	(6.2)%
Segment Profit - FY '14	$62.1	(38.4)%	$195.5	(25.2)%

Segment profit for the quarter was $62.1, down $38.7, or 38.4%, versus the same quarter last year. This decrease was due primarily to the gross profit impact from the net sales declined discussed above, higher A&P spending, and unfavorable foreign currency rates. These declines were partially offset by continued favorability resulting from the 2013 restructuring project.

For the six months ended March 31, 2014, segment profit was $195.5, down 25.2%, inclusive of the negative impact of unfavorable currencies. Operationally, segment profit decreased 19.0% primarily due to the margin impact of lower net sales discussed above and higher A&P spending.

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
General corporate expenses	$33.2	$36.2	$73.2	$64.7
Integration/other realignment	0.3	0.9	0.5	1.9
Sub-total	33.5	37.1	73.7	66.6
2013 restructuring and related costs (1)	26.3	38.5	53.0	87.5
Feminine care costs:
Acquisition costs	(0.1)	—	3.4	—
Integration costs	1.1	—	2.5	—
Acquisition inventory valuation	1.6	—	8.0	—
Pension curtailment gain	—	—	—	(37.4)
General corporate and other expenses	$62.4	$75.6	$140.6	$116.7
% of total net sales	5.9%	6.9%	6.5%	5.1%

(1) Includes pre-tax costs of $3.2 and $5.5 for the quarter and six months ended March 31, 2014, respectively, and $1.1 for the quarter and six months ended March 31, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

For the quarter and six months ended March 31, 2014, general corporate and other expenses, including integration and other realignment charges were $33.5 and $73.7, respectively, as compared to $37.1 and $66.6 for the same quarter and six months in the prior fiscal year, respectively. The decrease for the quarter was due primarily to lower compensation costs related to the mark-to-market impact of the Company's unfunded deferred compensation liability partially offset by approximately $4 of costs that are now recorded within corporate expenses that were previously recorded at the segment level due to centralizing certain administrative functions across the organization as part of the restructuring program. The increase in year to date costs versus the prior fiscal year are primarily due to the aforementioned shift in costs previously recorded at the segment level and the cost impact related to the number and value of restricted stock awards being recorded in the current fiscal year as compared to the year ago period.

For the quarter and six months ended March 31, 2014, the Company recorded $22.7 and $47.1, respectively, in restructuring charges related to its 2013 restructuring as compared to $37.4 and $86.4, respectively, in the prior year quarter and six months. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $3.2 and $5.5 for the quarter and six months ended March 31, 2014, respectively, and $1.1 for the quarter and six months ended March 31, 2013, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, approximately $0.4 for the quarter and six months ended March 31, 2014 associated with obsolescence charges related to the restructuring were included in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). These items are considered part of the total project costs incurred for the restructuring initiative. See Note 3 to the Condensed Financial Statements.

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

Liquidity and Capital Resources

Total cash decreased $6.6 for the six months ended March 31, 2014.  This compares to an increase of $132.2 during the first six months of the prior fiscal year.  The change versus prior year was primarily driven by $185.3 used to fund the feminine care brand acquisition, share repurchases and lower net earnings in the current fiscal year.

Cash flow from operating activities was $228.9 in the current fiscal year as compared to $249.7 in the prior fiscal year.  The primary driver of less cash flow from operating activities as compared to the prior fiscal year was the reduction in segment profit within the Household Product Division.  Reduced pension payments in the current year of approximately $24 provided a partial offset to the segment profit declines.  The net impact of non-cash items (including non-cash restructuring costs, pension curtailment, depreciation and amortization expense and other non-cash items) was comparable on a year-over-year basis.

Cash flow from investing activities was a reduction of $217.6 during the first six months of this fiscal year as compared to a decrease of $37.6 in the prior fiscal year.  The primary driver of the change was the cash used to fund the feminine care brand acquisition in the current fiscal year.  Capital expenditures were $36.4 for the six months ended March 31, 2014 as compared to $38.1 for the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $100 to $120 for fiscal 2014. This estimate is inclusive of anticipated incremental information technology investments to improve capabilities and to enable certain initiatives related to our 2013 restructuring project. We expect these expenditures will be financed with cash flow from operations.

Cash flow from financing activities was a reduction of $20.7 in the current fiscal year as compared to a reduction of $61.9 last year.  In the current fiscal year, increased cash generated from short term borrowings was offset by share repurchases of $94.4 and dividends of $62.1.  In the prior fiscal year, net debt was reduced by $32.5 and dividends totaling $49.6.

The effect of exchange rate on cash had an accretive impact of $2.8 in the current fiscal year as compared to a reduction of $18.0 in the prior fiscal year.

At March 31, 2014, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings outside the U.S. indefinitely.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

The Company’s total borrowings were $2,364.2 at March 31, 2014, including $225.3 tied to variable interest rates. The Company maintains total committed debt facilities of $2,734.2. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. The Company had $80.0 outstanding borrowings under our revolving credit facility, and $357.8 available as of March 31, 2014, taking into account outstanding borrowings and $12.2 of outstanding letters of credit.

Advances under the Company's $200 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in total debt on the balance sheet. At March 31, 2014, there was $122.5 outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $22.8 as of March 31, 2014.

In October 2013, we completed the feminine care acquisition for an aggregate cash purchase price of approximately $187, inclusive of a $1.8 working capital adjustment, which was finalized and settled in April 2014. The Company financed the feminine care acquisition with available foreign cash of approximately $135 and approximately $50 primarily from borrowings under the Company’s available debt facilities.

Under the terms of the Company’s credit agreement, the ratio of the Company’s indebtedness to its earnings before interest taxes depreciation and amortization (EBITDA), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. If and so long as the ratio is above 3.5 to 1 for any period, the Company is required to pay additional interest expense for the period in which the ratio exceeds 3.5 to 1. The interest rate margin and certain fees vary depending on the indebtedness to EBITDA ratio. Under the Company’s private placement note agreements, indebtedness to EBITDA may not be greater than 4.0 to 1; if the ratio is above 3.5 to 1 for any quarter, the Company is required to pay additional interest on the private placement notes of 0.75% per annum for each quarter until the ratio is reduced to not more than 3.5 to 1. In addition, under the credit agreement, the ratio of its current year earnings before interest and taxes (EBIT), as defined in the agreement, to total interest expense must exceed 3.0 to 1. Under the credit agreement, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Severance and other cash charges incurred as a result of restructuring and realignment activities as well as expenses incurred in acquisition integration activities are included as reductions in EBITDA for calculation of the indebtedness ratio. In the event of an acquisition, EBITDA is calculated on a pro forma basis to include the trailing twelve-month EBITDA of the acquired company or brands. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the receivable securitization program. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not “added-back”. Total interest expense is calculated in accordance with GAAP.

The Company’s ratio of indebtedness to its EBITDA was 2.4 to 1, and the ratio of its EBIT to total interest expense was 6.0 to 1, as of March 31, 2014. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

On January 27, 2014, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2014 of $0.50 per share of Common Stock, which was paid on March 12, 2014. The dividend paid totaled $30.8.

Subsequent to the quarter, on April 28, 2014, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2014 of $0.50 per share of Common Stock, which will be paid on June 11, 2014 and is expected to be approximately $31.

During the second fiscal quarter, the Company repurchased one million shares of the Company's common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of $94.4. All the shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

A summary of Energizer’s significant contractual obligations at March 31, 2014 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,140.0	$220.0	$510.0	$310.0	$1,100.0
Interest on long-term debt	573.4	112.0	184.9	123.7	152.8
Notes Payable	225.3	225.3	—	—	—
Minimum pension funding (1)	76.5	31.1	27.0	18.4	—
Operating leases	130.2	29.0	39.4	31.2	30.6
Purchase obligations and other (2) (3) (4)	154.9	61.6	40.0	28.8	24.5
Total	$3,300.3	$679.0	$801.3	$512.1	$1,307.9

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $31. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company's pension plans. The estimates beyond 2014 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2018 are not currently determinable.

2
The Company has estimated approximately $6 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of March 31, 2014, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $39. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $65 of fixed costs related to third party logistics contracts.
4	Included in the table above are approximately $15 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at estimated fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of March 31, 2014, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

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

In fiscal 2014, the Company’s overall results in Venezuela are reflected in the Consolidated Financial Statements at the official exchange rate equal to 6.30 per U.S. dollar.

On January 24, 2014, the Venezuelan government issued Exchange Agreement No. 25, which stated the rate of exchange established in the most recent SICAD 1 auction will be used for payments related to international investments, royalties and the use and exploitation of patents, trademarks, licenses, franchises and technology.

On March 10, 2014, the Venezuelan government announced the inception of the SICAD II program as an additional mechanism to purchase foreign currency. The SICAD II program does not supersede the Cadivi/Cencoex System for essential imports (currently at 6.30 per U.S. dollar) nor the SICAD I (equal to 10.70 per U.S. dollar) as of March 31, 2014. Thus far, the Company has not utilized either SICAD auction system. We continue to monitor these situations, including the impact restrictions may have on our future business operations. At this time, the Company is unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations.

During the second fiscal quarter of 2014, the Company received payment at the 6.30 per U.S. dollar rate for personal care products previously imported in accordance with the Non National Production Certificate (CNP) executed between the Company and the Venezuela government. Subsequent to the quarter, in April 2014, we received a second payment in accordance with the CNP at the 6.30 per U.S. dollar rate which covered both personal care and household products that were previously imported.

At March 31, 2014, the Company had approximately $71 in net monetary assets in Venezuela at the official exchange rate of 6.30 to one U.S. dollar.  Depending on the ultimate transparency and liquidity of the SICAD I and II markets, it is possible that the Company may need to remeasure a portion of its net monetary balances at a rate other than 6.30. To the extent that the SICAD I or II rates are higher than the official exchange rate at the time our net monetary balances are remeasured, this could result in an additional devaluation charge, which could be material. In addition, operating results translated using a rate higher than the official exchange rate of 6.30 to one U.S. dollar would result in a reduction in earnings, which could be material.

Transactions executed through SICAD I auctions as of March 31, 2014 were at a rate of 10.70 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue at this rate, the estimated devaluation charge as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $29.

Transactions executed through SICAD II auctions as of March 31, 2014 were at a rate of 49.81 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue at this rate, the estimated devaluation charge as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $62.

Net sales of Venezuela represented 1.5% and 1.3% of consolidated net sales for the quarter and six months ended March 31, 2014, respectively.

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

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. At March 31, 2014 and September 30, 2013, the Company had an unrealized pre-tax gain on these forward currency contracts accounted for as cash flow hedges of zero and $1.5, respectively, included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2014 levels over the next twelve months, approximately $0.1 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2014, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2015. There were 78 open foreign currency contracts at March 31, 2014, with a total notional value of approximately $303.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge existing balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2014, resulted in income of $1.9 and $10.7, respectively, and income of $1.9 and $2.2 for the quarter and six months ended March 31, 2013, respectively and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 15 open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2014, with a total notional value of approximately $285.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At March 31, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2014, the Company had $225.3 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Stock Price Exposure

At March 31, 2014, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The contract is renewed on an annual basis and will expire again in November 2014. The fair market value of the share option was $1.5 and $7.7, which was included in other current liabilities and other current assets at March 31, 2014 and September 30, 2013, respectively. The change in estimated fair value of the total share option for the quarter and six months ended March 31, 2014 resulted in expense of $2.2 and income of $5.2, respectively, and for the quarter and six months ended March 31, 2013 resulted in income of $14.7 and $18.5, respectively, was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A — Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2013 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The risk factors described below is in addition to those risk factors.

Our plan to separate our Household Products and Personal Care businesses into new, independent publicly traded companies is subject to material conditions and may not be completed on the currently contemplated time line or at all and which may negatively impact earnings.

In April 2014, we announced a plan to separate into two independent public companies, which is subject to board approval of the final terms. Unanticipated developments, including possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, covenant waivers, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable or different than expected. We may seek or be required to repay or refinance some or all of our outstanding indebtedness, which may result in incurrence of make-whole or prepayment penalties. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate, and may not yield a discernible benefit if we do not execute the transaction. Executing the proposed separation also requires significant time and attention from management and employees, which could distract them from other tasks in operating our business and, as a result, negatively impact earnings.

If the proposed spin-off is consummated, we may not realize some or all of the anticipated benefits due to a number of factors.

Even if the transaction is completed, we may not realize some or all of the anticipated strategic, financial or other benefits from the spin-off. If consummated, the two independent companies will be smaller, less diversified with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. There may also be dis-synergies from separating the businesses that could negatively impact the balance sheet, profit margin and profits of both businesses.  Further, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2014	341,736	$95.24	340,182	5,679,557
February 1 to 28, 2014	660,128	$93.98	659,818	5,019,739
March 1 to 31, 2014	188	$95.54	—	5,019,739

(1)	2,052 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company repurchased one million shares of the Company's common stock during the quarter ended March 31, 2014. The Company has approximately five million shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	May 1, 2014

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Articles of Incorporation of Energizer Holdings, Inc.

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 30, 2014).

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