Form 10-Q
period 2014-06-30
ENERGIZER HOLDINGS INC
filed 2014-07-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on June 30, 2014: 61,762,530.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Nine Months Ended June 30, 2014 and 2013	3

Unaudited Consolidated Balance Sheets (Condensed) as of June 30, 2014 and September 30, 2013	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Nine Months Ended June 30, 2014 and 2013	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	51

SIGNATURES	52

EXHIBIT INDEX	53

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,130.0	$1,111.5	$3,306.3	$3,399.9
Cost of products sold	591.0	601.1	1,747.2	1,797.2
Gross profit	539.0	510.4	1,559.1	1,602.7

Selling, general and administrative expense	207.1	201.8	610.8	612.2
Advertising and sales promotion expense	161.4	121.0	339.5	318.3
Research and development expense	23.2	24.2	67.8	73.6
2013 restructuring	28.0	22.7	75.1	109.1
Pension curtailment	—	—	—	(37.4)
Interest expense	31.1	32.7	93.6	99.0
Other financing items, net	0.1	1.6	(3.4)	19.8
Earnings before income taxes	88.1	106.4	375.7	408.1
Income tax provision	23.6	19.2	104.8	106.2
Net earnings	$64.5	$87.2	$270.9	$301.9

Basic net earnings per share	$1.05	$1.40	$4.36	$4.86
Diluted net earnings per share	$1.03	$1.38	$4.33	$4.80

Statement of Comprehensive Income:
Net earnings	$64.5	$87.2	$270.9	$301.9
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	3.4	(7.2)	4.7	(25.3)
Pension/postretirement activity, net of tax of $1.3 and $4.7 for the quarter and nine months ended June 30, 2014, respectively and $2.2 and ($6.7) for the quarter and nine months ended June 30, 2013, respectively.	2.3	6.5	8.4	(7.3)
Deferred (loss)/gain on hedging activity, net of tax of ($1.6) and ($2.2) for the quarter and nine months ended June 30, 2014, respectively and $1.4 and $8.8 for the quarter and nine months ended June 30, 2013, respectively.	(3.1)	4.2	(4.0)	15.5
Total comprehensive income	$67.1	$90.7	$280.0	$284.8

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2014	September 30, 2013
Current assets
Cash and cash equivalents	$1,088.7	$998.3
Trade receivables, less allowance for doubtful accounts of $16.8 and $16.0, respectively	508.2	480.6
Inventories	620.2	616.3
Other current assets	539.7	473.2
Total current assets	2,756.8	2,568.4
Property, plant and equipment, net	778.4	755.6
Goodwill	1,503.6	1,475.8
Other intangible assets, net	1,862.4	1,835.5
Other assets	99.8	82.1
Total assets	$7,001.0	$6,717.4

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$80.0	$140.0
Notes payable	342.5	99.0
Accounts payable	357.3	340.4
Other current liabilities	591.8	574.0
Total current liabilities	1,371.6	1,153.4
Long-term debt	1,918.9	1,998.8
Other liabilities	1,144.9	1,111.6
Total liabilities	4,435.4	4,263.8
Shareholders' equity
Common stock	0.7	0.7
Additional paid-in capital	1,634.2	1,628.9
Retained earnings	1,319.2	1,144.1
Treasury stock	(224.7)	(147.2)
Accumulated other comprehensive loss	(163.8)	(172.9)
Total shareholders' equity	2,565.6	2,453.6
Total liabilities and shareholders' equity	$7,001.0	$6,717.4

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash Flow from Operating Activities
Net earnings	$270.9	$301.9
Non-cash restructuring costs related to asset impairment/ accelerated depreciation	8.3	36.4
Pension curtailment	—	(37.4)
Depreciation and amortization	97.8	109.0
Non-cash items included in income	71.6	80.4
Other, net	(19.3)	(42.8)
Changes in current assets and liabilities used in operations	(50.6)	22.3
Net cash from operating activities	378.7	469.8

Cash Flow from Investing Activities
Capital expenditures	(55.0)	(59.3)
Feminine care acquisition	(187.1)	—
Proceeds from sale of assets	8.6	1.3
Other, net	—	(0.3)
Net cash used by investing activities	(233.5)	(58.3)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(140.1)	(231.5)
Net increase in debt with original maturities of 90 days or less	253.5	120.4
Common stock purchased	(94.4)	—
Cash dividends paid	(93.0)	(74.5)
Proceeds from issuance of common stock	6.7	16.5
Excess tax benefits from share-based payments	6.1	5.1
Net cash used by financing activities	(61.2)	(164.0)

Effect of exchange rate changes on cash	6.4	(17.2)

Net increase in cash and cash equivalents	90.4	230.3
Cash and cash equivalents, beginning of period	998.3	718.5
Cash and cash equivalents, end of period	$1,088.7	$948.8

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2014
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events and has determined no disclosure is necessary beyond those events disclosed herein. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2013 included in the Annual Report on Form 10-K dated November 21, 2013.

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
For the quarter and nine months ended June 30, 2014, the Company recorded $28.0 and $75.1, respectively, in pre-tax restructuring charges related to its 2013 restructuring as compared to $22.7 and $109.1, respectively, in the prior year quarter and nine months. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.6 and $8.1, for the quarter and nine months ended June 30, 2014, respectively, and $2.1 and $3.2 for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in Selling, general and administrative (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative. See Note 4 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care divisions into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For both the quarter and nine months ended June

30, 2014, $7.0 of pre-tax charges were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

In connection with the feminine care acquisition, the Company recorded a pre-tax inventory valuation adjustment of $8.0 representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the nine months ended June 30, 2014, the Company recorded $8.0 within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. For the quarter and nine months ended June 30, 2014, the Company also recorded pre-tax acquisition/integration costs of $1.5 and $7.4, respectively. These amounts are not reflected in the Personal Care segment, but rather are presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

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

For the nine months ended June 30, 2013, the Company recorded expense of approximately $6 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. The net monetary assets in Venezuela were valued using the revised official exchange rate of 6.30 Venezuelan Bolivar Fuerte to one U.S. dollar at June 30, 2013. The devaluation impact of approximately $6 was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), and was not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and segment profit, have and may further be negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impact of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant and material to understanding the year-over-year comparatives. See Note 5 to the Condensed Financial Statements.

Segment sales and profitability for the quarter and nine months ended June 30, 2014 and 2013, respectively, are presented below.

	For the quarter ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Net Sales
Personal Care	$718.3	$649.5	$1,957.5	$1,856.4
Household Products	411.7	462.0	1,348.8	1,543.5
Total net sales	$1,130.0	$1,111.5	$3,306.3	$3,399.9

	For the quarter ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Segment Profit
Personal Care	$112.2	$111.3	$413.2	$363.9
Household Products	84.2	100.1	279.7	361.5
Total segment profit	196.4	211.4	692.9	725.4

General corporate and other expenses	(33.3)	(36.7)	(107.0)	(103.3)
2013 restructuring (1)	(30.6)	(29.5)	(83.6)	(117.0)
One time spin-off costs	(7.0)	—	(7.0)	—
Feminine care acquisition/integration costs	(1.5)	—	(7.4)	—
Acquisition inventory valuation	—	—	(8.0)	—
Pension curtailment	—	—	—	37.4
Amortization of intangibles	(4.7)	(4.5)	(14.0)	(15.6)
Venezuela devaluation/other impacts	—	(0.2)	—	(6.1)
Interest and other financing items	(31.2)	(34.1)	(90.2)	(112.7)
Total earnings before income taxes	$88.1	$106.4	$375.7	$408.1

(1) Includes pre-tax costs of $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, and $2.1 and $3.2 for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended June 30,		For the nine months ended June 30,
Net Sales	2014	2013	2014	2013
Wet Shave	$403.9	$394.3	$1,170.5	$1,192.5
Alkaline batteries	256.5	283.8	844.9	946.9
Other batteries and lighting products	155.2	178.2	503.9	596.6
Skin Care	169.6	155.7	355.8	366.1
Feminine Care	98.7	46.4	286.6	129.2
Infant Care	31.5	39.6	103.7	128.2
Other personal care products	14.6	13.5	40.9	40.4
Total net sales	$1,130.0	$1,111.5	$3,306.3	$3,399.9

Total assets by segment are presented below:

	June 30, 2014	September 30, 2013
Personal Care	$1,440.5	$1,208.3
Household Products	933.9	1,033.0
Total segment assets	2,374.4	2,241.3
Corporate	1,260.6	1,164.8
Goodwill and other intangible assets, net	3,366.0	3,311.3
Total assets	$7,001.0	$6,717.4

Note 2 - Proposed Spin-off Transaction
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

We continue to analyze the potential spin-off and expect to file a Form 10 registration statement with the SEC in early calendar 2015.

The Company is incurring incremental costs to evaluate, plan and execute the transaction.   For both the quarter and nine months ended June 30, 2014, $7.0 of pre-tax charges were incurred and recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed).

Note 3 - Acquisition of Feminine Care Brands
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

As of March 31, 2014, the purchase price allocation for the feminine care acquisition was complete. We have determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, in accordance with accounting guidance for business combinations. The Company estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using both a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.

The allocation of the purchase price was as follows:

Inventories	$44.4
Goodwill	28.0
Intangible assets	39.3
Other assets	5.1
Property, plant and equipment,net	95.1
Other liabilities	(4.5)
Pension/Other post-retirement benefits	(20.3)
Net assets acquired	$187.1

The purchased amortizable identifiable intangible assets are as follows:

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

Note 4 – Restructuring
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

For the quarter and nine months ended June 30, 2014 and 2013, the Company recorded pre-tax expense related to the 2013 restructuring plan. The Company does not include the 2013 restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Quarter Ended June 30, 2014
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	9.7	2.0	0.1	11.8
Accelerated depreciation	—	1.1	—	1.1
Consulting, program management and other exit costs	9.5	6.6	0.3	16.4
Net (gain)/loss on asset sale	—	(1.3)	—	(1.3)
Total	19.2	8.4	0.4	28.0

	Nine Months Ended June 30, 2014
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	12.0	10.0	0.7	22.7
Accelerated depreciation	—	8.3	—	8.3
Consulting, program management and other exit costs	23.9	20.9	0.6	45.4
Net (gain)/loss on asset sale	—	(1.3)	—	(1.3)
Total	35.9	37.9	1.3	75.1

	Quarter Ended June 30, 2013
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	—	6.5	0.2	6.7
Accelerated depreciation	—	7.3	—	7.3
Consulting, program management and other exit costs	1.0	7.2	0.5	8.7
Total	1.0	21.0	0.7	22.7

	Nine Months Ended June 30, 2013
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	5.4	31.6	1.0	38.0
Non-cash asset impairment	—	19.3	—	19.3
Accelerated depreciation	—	17.1	—	17.1
Consulting, program management and other exit costs	7.1	24.1	3.5	34.7
Total	12.5	92.1	4.5	109.1

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, and $2.1 and $3.2 for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative.

Total project-to-date costs associated with the 2013 restructuring project are approximately $242, of which, approximately $51 relates to non-cash asset impairment and accelerated depreciation charges, approximately $72 relates to severance and related benefit costs, and approximately $119 relates to consulting, program management and other exit costs. Consulting, program management and other exit costs are inclusive of approximately $13 in certain information technology enablement costs (included in SG&A) and approximately $7 in obsolescence charges (included in Cost of products sold), both of which are considered part of the overall restructuring project. Total project pre-tax restructuring cost are estimated to be $350.

A summary of the remaining estimated costs for the 2013 restructuring plan is as follows. These amounts are inclusive of the expanded scope initiatives described above. Total, as well as category ranges, are estimates.

•	Approximately $5-$15 related to plant closure and accelerated depreciation charges,

•	Approximately $25-$30 related to severance and related benefit costs,

•	Approximately $15-$20 related to consulting and program management, and

•	Approximately $20-$30 related to other restructuring related costs.

Costs remaining associated with certain information technology enablement activities related to our restructuring initiatives are approximately $10-$15.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the restructuring) for the first nine months of fiscal 2014:

			Utilized
	October 1, 2013	Charge to Income	Cash	Non-Cash	June 30, 2014
Severance & Termination Related Costs	$16.3	$22.7	$(23.8)	$—	$15.2
Asset Impairment/Accelerated Depreciation	—	8.3	—	(8.3)	—
Other Related Costs	4.3	45.4	(39.7)	(2.6)	7.4
Net (gain)/loss on asset sale	—	(1.3)	4.4	(3.1)	—
Total	$20.6	$75.1	$(59.1)	$(14.0)	$22.6

Note 5 - Venezuela
Effective January 1, 2010 and continuing through the third fiscal quarter of 2014, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

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

As a result of the devaluation noted above and the elimination of the SITME market, the Company valued its net monetary assets at March 31, 2013 using the revised official rate of 6.30 per U.S. dollar. Thus, the Company recorded a devaluation charge of approximately $6 during the second fiscal quarter of 2013, due primarily to the devaluation of local currency cash balances. This charge was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

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

On March 10, 2014, the Venezuelan government announced the inception of the SICAD II program as an additional mechanism to purchase foreign currency. The SICAD II program does not supersede the Cadivi/Cencoex System for essential imports (currently at 6.30 per U.S. dollar) nor the SICAD I (equal to 10.60 per U.S. dollar as of June 30, 2014). Thus far, the Company has not utilized either SICAD auction system. We continue to monitor these situations, including the impact restrictions may have on our future business operations. At this time, the Company is unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations.

During the third fiscal quarter of 2014, the Company received additional payments at the 6.30 per U.S. dollar rate for household and personal care products previously imported in accordance with the Non National Production Certificate (CNP) executed between the Company and the Venezuela government.

At June 30, 2014, the Company had approximately $73 in net monetary assets in Venezuela at the official exchange rate of 6.30 to one U.S. dollar.  Depending on the ultimate transparency and liquidity of the SICAD I and II markets, it is possible that the Company may need to remeasure a portion or substantially all of its net monetary balances at a rate other than 6.30. To the extent that the SICAD I or II rates are higher than the official exchange rate at the time our net monetary balances are remeasured, this could result in an additional devaluation charge, which could be material. In addition, operating results translated using a rate higher than the official exchange rate of 6.30 to one U.S. dollar would result in a reduction in earnings, which could be material.

Transactions executed through SICAD I auctions as of June 30, 2014 were at a rate of 10.60 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue at this rate, the estimated devaluation charge of its net monetary assets as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $30.

Transactions executed through SICAD II auctions as of June 30, 2014 were at a rate of 49.98 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue its net monetary assets at this rate, the estimated devaluation charge as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $64.

Net sales for Venezuela represented 1.3% of consolidated net sales for both the quarter and nine months ended June 30, 2014.

Note 6 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $6.4 and $23.7 for the quarter and nine months ended June 30, 2014, respectively, and $7.9 and $22.4 for the quarter and nine months ended June 30, 2013, respectively, and were recorded in SG&A. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $2.3 and $8.8 for the quarter and nine months ended June 30, 2014, respectively, and $3.0 and $8.4 for the quarter and nine months ended June 30, 2013, respectively.

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

Note 7 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and nine months ended June 30, 2014 and 2013, respectively.

(in millions, except per share data)	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net earnings for basic and dilutive earnings per share	$64.5	$87.2	$270.9	$301.9
Denominator:
Weighted-average shares - basic	61.7	62.3	62.1	62.1
Effect of dilutive securities:
Stock options	0.1	0.1	—	0.1
Restricted stock equivalents	0.6	0.9	0.5	0.7
Total dilutive securities	0.7	1.0	0.5	0.8
Weighted-average shares - diluted	62.4	63.3	62.6	62.9
Basic net earnings per share	$1.05	$1.40	$4.36	$4.86
Diluted net earnings per share	$1.03	$1.38	$4.33	$4.80

For both the quarter and nine months ended June 30, 2014 and 2013, there were no shares considered anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e. have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the securities is not included in the computation.

Note 8 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2013 and June 30, 2014.

	Household Products	Personal Care	Total
Balance at October 1, 2013	$37.2	$1,438.6	$1,475.8
Feminine care acquisition	—	28.0	28.0
Cumulative translation adjustment	0.4	(0.6)	(0.2)
Balance at June 30, 2014	$37.6	$1,466.0	$1,503.6

Total amortizable intangible assets at June 30, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames/Brands	$19.0	$13.3	$5.7
Technology and patents	78.7	62.0	16.7
Customer-related/Other	169.8	65.5	104.3
Total amortizable intangible assets	$267.5	$140.8	$126.7

The Company had indefinite-lived intangible assets of $1,735.7 ($1,653.8 in Personal Care and $81.9 in Household Products) at June 30, 2014, an increase of $31.8 from September 30, 2013 due to the feminine care acquisition of $30.2 and changes in foreign currency translation rates. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2014 and the years ending September 30, 2015, 2016, 2017, 2018 and 2019 is approximately $4.0, $15.9, $15.9, $15.6, $8.1 and $6.8, respectively, and $60.4 thereafter.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As part of the fiscal 2013 testing, no impairment was indicated. However, the indicated fair values resulting from the Company's discounted cash flow analysis for two brands, Playtex and Wet Ones, were relatively close to the carrying values of approximately 107% (approximately $650) for the Playtex brand and approximately 109% of the carrying value (approximately $200) for the Wet Ones brand. Key assumptions included in the testing of these brand values were a discount rate of 7.5% and a terminal growth rate of 2.0%. As of June 30, 2014, there were no events or circumstances that were considered to be potential indicators of impairment for goodwill or the indefinite-lived intangible assets. As in the past, the Company plans to complete its annual testing for fiscal 2014 in the fourth fiscal quarter, in conjunction with the completion of the annual planning cycle.

The acquired goodwill and intangible assets related to the feminine care acquisition have been included in the disclosures above. For purposes of the allocation, the fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach. See Note 3 to the Condensed Financial Statements for further information on the feminine care acquisition valuation.

Note 9 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings. In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan were frozen and future service benefits are no longer being accrued under this retirement program. For the nine months ended June 30, 2013, the Company recorded a non-cash, pre-tax curtailment gain of $37.4 ($23.5 after-tax) as a result of this plan change. The pension curtailment gain was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

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

As a result of the feminine care acquisition, the Company assumed certain pension and post-retirement obligations of approximately $20 related to the plans in place.

The Company’s net periodic benefit cost for these plans are as follows:

	Pension
	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$3.4	$6.7	$10.5	$20.5
Interest cost	13.5	12.1	40.8	36.5
Expected return on plan assets	(17.1)	(16.9)	(51.6)	(50.7)
Amortization of prior service cost	—	0.1	—	(0.3)
Amortization of unrecognized net loss	4.6	7.3	13.9	21.9
Settlement charge	0.1	—	0.2	0.1
Curtailment gain	—	—	—	(37.4)
Net periodic benefit cost	$4.5	$9.3	$13.8	$(9.4)

	Postretirement
	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$0.6	$0.1	$1.5	$0.3
Interest cost	0.2	0.3	0.6	1.0
Amortization of prior service cost	—	(0.9)	—	(2.8)
Amortization of unrecognized net gain	(0.1)	(0.5)	(0.1)	(1.5)
Net periodic benefit cost	$0.7	$(1.0)	$2.0	$(3.0)

Note 10 – Debt
Notes payable at June 30, 2014 and September 30, 2013 consisted of notes payable to financial institutions with original maturities of less than one year of $342.5 and $99.0, respectively, and had a weighted-average interest rate of 2.0% and 3.6%, respectively.

The detail of long-term debt for the dates indicated is as follows:

	June 30, 2014	September 30, 2013
Private Placement, fixed interest rates ranging from 5.2% to 6.6%, due 2014 to 2017	$900.0	$1,040.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	498.9	498.8
Total long-term debt, including current maturities	1,998.9	2,138.8
Less current portion	80.0	140.0
Total long-term debt	$1,918.9	$1,998.8

The Company’s total borrowings were $2,341.4 at June 30, 2014, including $342.5 tied to variable interest rates. The Company maintains total committed debt facilities of $2,616.4. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. The Company had $175.0 outstanding borrowings under our revolving credit facility, and $262.8 available as of June 30, 2014, taking into account outstanding borrowings and $12.2 of outstanding letters of credit.

Advances under the Company's $150 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in total debt on the balance sheet. At June 30, 2014, there was $143.5 outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $24.0 as of June 30, 2014.

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

The Company’s ratio of indebtedness to its EBITDA was 2.5 to 1, and the ratio of its EBIT to total interest expense was 5.8 to 1, as of June 30, 2014. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Aggregate maturities of long-term debt, including current maturities, at June 30, 2014 are as follows: $80.0 in one year, $220.0 in two years, $290.0 in three years, $310.0 in four years, zero in five years and $1,100.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year.

At June 30, 2014, substantially all of the Company's cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings outside the U.S. indefinitely.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Note 11 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. On April 30, 2012, the Board of Directors approved the repurchase of up to ten million shares. For the nine months ended June 30, 2014, the Company repurchased one million shares of the Company's common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of approximately $94.4. All shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

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

On April 28, 2014, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2014 of $0.50 per share of Common Stock, which was paid on June 11, 2014. The dividend paid totaled $30.8.

Subsequent to the quarter, on July 28, 2014, the Company's Board of Directors declared a dividend for the fourth quarter of fiscal 2014 of $0.50 per share of Common Stock, which will be paid on September 10, 2014 and is expected to be approximately $31.

Note 12 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at June 30, 2014 and September 30, 2013, as well as the Company’s objectives and strategies for holding derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Venezuela Currency Risk See Note 5 to the Condensed Financial Statements for further information on Venezuela currency risk.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2014, the Company had $342.5 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Cash Flow Hedges At June 30, 2014, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $4.7 and unrealized pre-tax gain of $1.5 at June 30, 2014 and September 30, 2013, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2014 levels over the next twelve months, approximately $4.6 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2014, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016. There were 78 open foreign currency contracts at June 30, 2014 with a total notional value of approximately $308.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2014 resulted in expense of $8.5 and income of $2.2, respectively, and income of $4.3 and $6.5 for the quarter and nine months ended June 30, 2013, respectively, and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 14 open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2014, with a total notional value of approximately $282.

The following table provides estimated fair values as of June 30, 2014 and September 30, 2013, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2014 and 2013.

	At June 30, 2014	For the Quarter Ended June 30, 2014		For the Nine Months Ended June 30, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(4.7)	$(4.4)	$0.3	$(1.0)	$5.2
Total	$(4.7)	$(4.4)	$0.3	$(1.0)	$5.2

	At September 30, 2013	For the Quarter Ended June 30, 2013		For the Nine Months Ended June 30, 2013
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$1.5	$10.1	$4.5	$28.0	$4.0
Interest rate contracts	—	—	—	—	(0.3)
Total	$1.5	$10.1	$4.5	$28.0	$3.7

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items, net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of June 30, 2014 and September 30, 2013, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2014 and 2013, respectively.

	At June 30, 2014	For the Quarter Ended June 30, 2014	For the Nine Months Ended June 30, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$5.1	$6.6	$11.8
Foreign currency contracts	0.1	(8.5)	2.2
Total	$5.2	$(1.9)	$14.0

	At September 30, 2013	For the Quarter Ended June 30, 2013	For the Nine Months Ended June 30, 2013
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$7.7	$0.8	$19.3
Commodity contracts	—	—	(1.9)
Foreign currency contracts	(3.2)	4.3	6.5
Total	$4.5	$5.1	$23.9

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At June 30, 2014			At September 30, 2013
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$4.3	$(0.4)	$3.9	$7.3	$(0.6)	$6.7

Offsetting of derivative liabilities

		At June 30, 2014			At September 30, 2013
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$9.3	$(0.8)	$8.5	$8.6	$(0.2)	$8.4

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of June 30, 2014 and September 30, 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30, 2014	September 30, 2013
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(165.0)	$(167.6)
Derivatives - Foreign Currency Contracts	(4.6)	(1.7)
Share Option	5.1	7.7
Net Liabilities at estimated fair value	$(164.5)	$(161.6)

At June 30, 2014 and September 30, 2013, the Company had no level 1 or level 3 financial assets or liabilities.

At June 30, 2014 and September 30, 2013, the fair market value of fixed rate long-term debt was $2,118.3 and $2,262.3, respectively, compared to its carrying value of $1,998.9 and $2,138.8, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At June 30, 2014, the estimated fair value of foreign currency contracts, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Note 13 – Accumulated Other Comprehensive (Loss)/Income
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

The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension/Postretirement Activity	Hedging Activity	Total
Balance at September 30, 2013	$4.8	$(178.2)	$0.5	$(172.9)
OCI before reclassifications	4.7	(0.6)	(6.8)	(2.7)
Reclassifications to earnings	—	9.0	2.8	11.8
Balance at June 30, 2014	$9.5	$(169.8)	$(3.5)	$(163.8)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended June 30, 2014	For the Nine Months Ended June 30, 2014
Details of AOCI Components	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.3	$5.2	Other financing items, net
	0.3	5.2	Total before tax
	(0.2)	(2.4)	Tax (expense)/benefit
	$0.1	$2.8	Net of tax
Amortization of defined benefit pension/postretirement items
Actuarial losses	4.5	13.8	(2)
Settlement gain	0.1	0.2	(2)
	4.6	14.0	Total before tax
	(1.7)	(5.0)	Tax (expense)/benefit
	$2.9	$9.0	Net of tax
Total reclassifications for the period	$3.0	$11.8	Net of tax

(1)	Amounts in parentheses indicate debits to profit/loss.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 9 for further details).

Note 14 – Supplemental Financial Statement Information

	June 30, 2014	September 30, 2013
Inventories
Raw materials and supplies	$98.1	$95.2
Work in process	130.7	150.2
Finished products	391.4	370.9
Total inventories	$620.2	$616.3
Other Current Assets
Miscellaneous receivables	$82.9	$56.7
Deferred income tax benefits	214.4	211.7
Prepaid expenses	106.3	87.5
Value added tax collectible from customers	51.5	57.6
Share option	5.1	7.7
Income taxes receivable	59.8	31.1
Other	19.7	20.9
Total other current assets	$539.7	$473.2
Property, Plant and Equipment
Land	$44.8	$39.1
Buildings	298.4	283.9
Machinery and equipment	1,816.9	1,799.2
Construction in progress	59.8	63.7
Total gross property	2,219.9	2,185.9
Accumulated depreciation	(1,441.5)	(1,430.3)
Total property, plant and equipment, net	$778.4	$755.6
Other Current Liabilities
Accrued advertising, sales promotion and coupons	$118.0	$93.1
Accrued trade allowances	93.9	100.3
Accrued salaries, vacations and incentive compensation	93.9	112.0
Returns reserve	45.5	49.8
2013 restructuring reserve	22.6	20.6
Other	217.9	198.2
Total other current liabilities	$591.8	$574.0
Other Liabilities
Pensions and other retirement benefits	$316.6	$315.9
Deferred compensation	165.4	167.8
Deferred income tax liabilities	574.5	541.7
Other non-current liabilities	88.4	86.2
Total other liabilities	$1,144.9	$1,111.6

Note 15 – Recently issued accounting pronouncements
On April 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (the revised standard). The revised standard changes today’s guidance and, in many cases, is expected to result in fewer disposals being presented as discontinued operations. The guidance is to be applied prospectively to all new disposals of components and new classifications as held for sale beginning in 2015 for most entities, with early adoption allowed in 2014. We will evaluate the effects of this standard on our financial position, results of operations and cash flows as applicable.

On May 28, 2014, the FASB issued ASU No. 2104-09, Revenue for Contracts with customers, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The standard is effective for public companies for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. The Company’s first reporting date with the new standard will be December 31, 2017. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

Note 16 – Legal Proceedings/Contingencies
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

Note 17 – Guarantor and Non-Guarantor Financial Information - (Unaudited)
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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended June 30, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$700.6	$632.6	$(203.2)	$1,130.0
Cost of products sold	—	421.0	372.6	(202.6)	591.0
Gross Profit	—	279.6	260.0	(0.6)	539.0

Selling, general and administrative expense	7.0	97.5	102.6	—	207.1
Advertising and sales promotion expense	—	101.9	59.7	(0.2)	161.4
Research and development expense	—	22.9	0.3	—	23.2
2013 restructuring	—	14.8	13.2	—	28.0
Interest expense	30.2	—	0.9	—	31.1
Intercompany interest (income)/expense	(29.7)	29.6	—	0.1	—
Other financing items, net	—	0.2	(0.1)	—	0.1
Intercompany dividends/service fees	—	3.2	(3.3)	0.1	—
Equity in earnings of subsidiaries	(70.2)	(62.3)	—	132.5	—
Earnings before income taxes	62.7	71.8	86.7	(133.1)	88.1
Income taxes	(1.9)	6.0	20.0	(0.5)	23.6
Net earnings	$64.6	$65.8	$66.7	$(132.6)	$64.5

Statement of Comprehensive Income:
Net Earnings	$64.6	$65.8	$66.7	$(132.6)	$64.5
Other comprehensive income/(loss), net of tax	2.6	4.8	0.2	(5.0)	2.6
Total comprehensive income	$67.2	$70.6	$66.9	$(137.6)	$67.1

	Consolidated Statements of Earnings (Condensed)
	For the Nine Months Ended June 30, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,986.3	$1,858.8	$(538.8)	$3,306.3
Cost of products sold	—	1,203.7	1,079.2	(535.7)	1,747.2
Gross Profit	—	782.6	779.6	(3.1)	1,559.1

Selling, general and administrative expense	7.0	298.3	305.8	(0.3)	610.8
Advertising and sales promotion expense	—	195.0	144.9	(0.4)	339.5
Research and development expense	—	66.5	1.3	—	67.8
2013 restructuring	—	47.1	28.0	—	75.1
Interest expense	90.6	—	3.0	—	93.6
Intercompany interest (income)/expense	(89.0)	89.0	—	—	—
Other financing items, net	—	0.5	(3.9)	—	(3.4)
Intercompany dividends/service fees	—	7.3	(7.3)	—	—
Equity in earnings of subsidiaries	(279.2)	(229.9)	—	509.1	—
Earnings before income taxes	270.6	308.8	307.8	(511.5)	375.7
Income taxes	(0.4)	39.2	68.3	(2.3)	104.8
Net earnings	$271.0	$269.6	$239.5	$(509.2)	$270.9

Statement of Comprehensive Income:
Net Earnings	$271.0	$269.6	$239.5	$(509.2)	$270.9
Other comprehensive income/(loss), net of tax	9.1	4.2	1.7	(5.9)	9.1
Total comprehensive income	$280.1	$273.8	$241.2	$(515.1)	$280.0

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended June 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$682.6	$577.5	$(148.6)	$1,111.5
Cost of products sold	—	410.9	337.8	(147.6)	601.1
Gross Profit	—	271.7	239.7	(1.0)	510.4

Selling, general and administrative expense	—	98.5	103.3	—	201.8
Advertising and sales promotion expense	—	69.2	52.1	(0.3)	121.0
Research and development expense	—	24.2	—	—	24.2
2013 restructuring	—	17.7	5.0	—	22.7
Interest expense	31.4	—	1.3	—	32.7
Intercompany interest (income)/expense	(30.7)	30.7	—	—	—
Other financing items, net	—	0.1	1.5	—	1.6
Intercompany dividends/service fees	—	2.6	(2.6)	—	—
Equity in earnings of subsidiaries	(88.3)	(64.0)	—	152.3	—
Earnings before income taxes	87.6	92.7	79.1	(153.0)	106.4
Income taxes	0.4	6.3	13.2	(0.7)	19.2
Net earnings	$87.2	$86.4	$65.9	$(152.3)	$87.2

Statement of Comprehensive Income:
Net Earnings	$87.2	$86.4	$65.9	$(152.3)	$87.2
Other comprehensive income/(loss), net of tax	3.5	(2.6)	0.3	2.3	3.5
Total comprehensive income	$90.7	$83.8	$66.2	$(150.0)	$90.7

	Consolidated Statements of Earnings (Condensed)
	For the Nine Months Ended June 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$2,042.2	$1,779.5	$(421.8)	$3,399.9
Cost of products sold	—	1,208.3	1,010.8	(421.9)	1,797.2
Gross Profit	—	833.9	768.7	0.1	1,602.7

Selling, general and administrative expense	—	293.2	319.0	—	612.2
Advertising and sales promotion expense	—	169.5	149.5	(0.7)	318.3
Research and development expense	—	73.5	0.1	—	73.6
2013 restructuring	—	90.3	18.8	—	109.1
Pension curtailment	—	(37.4)	—	—	(37.4)
Interest expense	94.9	—	4.1	—	99.0
Intercompany interest (income)/expense	(93.0)	93.0	—	—	—
Other financing items, net	—	2.6	17.2	—	19.8
Intercompany dividends/service fees	—	10.9	(10.9)	—	—
Equity in earnings of subsidiaries	(305.9)	(201.4)	—	507.3	—
Earnings before income taxes	304.0	339.7	270.9	(506.5)	408.1
Income taxes	2.1	45.3	58.0	0.8	106.2
Net earnings	$301.9	$294.4	$212.9	$(507.3)	$301.9

Statement of Comprehensive Income:
Net Earnings	$301.9	$294.4	$212.9	$(507.3)	$301.9
Other comprehensive (loss)/income, net of tax	(17.1)	(19.3)	(3.1)	22.4	(17.1)
Total comprehensive income	$284.8	$275.1	$209.8	$(484.9)	$284.8

	Consolidated Balance Sheets (Condensed)
	June 30, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5.4	$1,083.3	$—	$1,088.7
Trade receivables, net (a)	—	6.9	501.3	—	508.2
Inventories	—	336.5	324.8	(41.1)	620.2
Other current assets	0.3	349.5	218.1	(28.2)	539.7
Total current assets	0.3	698.3	2,127.5	(69.3)	2,756.8
Investment in subsidiaries	7,289.8	2,144.9	—	(9,434.7)	—
Intercompany receivables, net (b)	—	4,111.6	348.2	(4,459.8)	—
Intercompany notes receivable (b)	2,015.3	4.0	—	(2,019.3)	—
Property, plant and equipment, net	—	425.7	352.7	—	778.4
Goodwill	—	1,086.5	417.1	—	1,503.6
Other intangible assets, net	—	1,656.4	206.0	—	1,862.4
Other assets	8.7	30.0	61.1	—	99.8
Total assets	$9,314.1	$10,157.4	$3,512.6	$(15,983.1)	$7,001.0

Current liabilities	$282.1	$432.5	$696.5	$(39.5)	$1,371.6
Intercompany payables, net (b)	4,459.8	—	—	(4,459.8)	—
Intercompany notes payable (b)	—	2,015.3	4.0	(2,019.3)	—
Long-term debt	1,918.9	—	—	—	1,918.9
Other liabilities	87.7	834.4	222.9	(0.1)	1,144.9
Total liabilities	6,748.5	3,282.2	923.4	(6,518.7)	4,435.4
Total shareholders' equity	2,565.6	6,875.2	2,589.2	(9,464.4)	2,565.6
Total liabilities and shareholders' equity	$9,314.1	$10,157.4	$3,512.6	$(15,983.1)	$7,001.0

(a) Trade receivables, net for the Non-Guarantors includes $272.1 at June 30, 2014 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For the Nine Months Ended June 30, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$50.8	$79.5	$268.4	$(20.0)	$378.7
Cash Flow from Investing Activities
Capital expenditures	—	(31.6)	(23.4)	—	(55.0)
Feminine care acquisition	—	(52.0)	(135.1)	—	(187.1)
Proceeds from sale of assets	—	7.5	1.1	—	8.6
Proceeds from intercompany notes	140.0	0.4	—	(140.4)	—
Intercompany receivable/payable, net	(175.0)	(115.9)	(65.5)	356.4	—
Payment for equity contributions	—	(0.7)	—	0.7	—
Net cash (used by)/from investing activities	(35.0)	(192.3)	(222.9)	216.7	(233.5)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(140.1)	—	—	—	(140.1)
Net increase in debt with original maturity days of 90 or less	175.0	9.3	69.2	—	253.5
Payments for intercompany notes	—	(140.0)	(0.4)	140.4	—
Common stock purchased	(94.4)	—	—	—	(94.4)
Cash dividends paid	(93.0)	—	—	—	(93.0)
Proceeds from issuance of common stock	6.7	—	—	—	6.7
Excess tax benefits from share- based payments	6.1	—	—	—	6.1
Intercompany receivable/payable, net	115.9	240.5	—	(356.4)	—
Proceeds for equity contributions	—	—	0.7	(0.7)	—
Intercompany dividend	—	—	(20.0)	20.0	—
Net cash from/(used by) financing activities	(23.8)	109.8	49.5	(196.7)	(61.2)
Effect of exchange rate changes on cash	—	—	6.4	—	6.4
Net (decrease)/increase in cash and cash equivalents	(8.0)	(3.0)	101.4	—	90.4
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$—	$5.4	$1,083.3	$—	$1,088.7

	Consolidated Statements of Cash Flows (Condensed)
	For the Nine Months Ended June 30, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(60.0)	$239.6	$323.6	$(33.4)	$469.8
Cash Flow from Investing Activities
Capital expenditures	—	(40.7)	(18.6)	—	(59.3)
Proceeds from sale of assets	—	—	1.3	—	1.3
Proceeds from intercompany notes	231.5	17.6	5.1	(254.2)	—
Intercompany receivable/payable, net	(80.0)	(108.9)	(42.0)	230.9	—
Other, net	—	—	(0.3)	—	(0.3)
Net cash from/(used by) investing activities	151.5	(132.0)	(54.5)	(23.3)	(58.3)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(231.5)	—	—	—	(231.5)
Net increase in debt with original maturity days of 90 or less	80.0	2.6	37.8	—	120.4
Payments for intercompany notes	—	(236.6)	(17.6)	254.2	—
Cash dividends paid	(74.5)	—	—	—	(74.5)
Proceeds from issuance of common stock	16.5	—	—	—	16.5
Excess tax benefits from share-based payments	5.1	—	—	—	5.1
Intercompany receivable/payable, net	108.9	122.0	—	(230.9)	—
Intercompany dividend	—	—	(33.4)	33.4	—
Net cash (used by)/from financing activities	(95.5)	(112.0)	(13.2)	56.7	(164.0)
Effect of exchange rate changes on cash	—	—	(17.2)	—	(17.2)
Net (decrease)/increase in cash and cash equivalents	(4.0)	(4.4)	238.7	—	230.3
Cash and cash equivalents, beginning of period	4.0	9.2	705.3	—	718.5
Cash and cash equivalents, end of period	$—	$4.8	$944.0	$—	$948.8

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the historical results of operations, operating segment results, and liquidity and capital resources of Energizer Holdings, Inc. (the "Company"). Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented below. The Company reports results in two segments: Personal Care, which includes wet shave, skin care, feminine care and infant care products and Household Products, which includes batteries and portable lighting products. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended June 30, 2014 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed on November 21, 2013.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as historical and forward-looking adjusted net earnings per diluted share, operating results, organic sales and other comparison changes, exclude the impact of currencies, the costs associated with restructuring and other initiatives, cost associated with the planned spin-off transaction, costs associated with acquisitions and integration as well as acquisition inventory valuation, pension curtailment and certain other items as outlined in this document, are not in accordance with, nor are they a substitute for, GAAP measures. Additionally, we are unable to provide a reconciliation of forward-looking adjusted net earnings per diluted share due to uncertainty regarding future restructuring related charges, spin-off related charges, the impact of fluctuations in foreign currencies and the cost of raw materials. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including its annual report on Form 10-K for the year ended September 30, 2013 and in Item 1a of this document.

Highlights / Operating Results

Net earnings for the quarter ended June 30, 2014 were $64.5, or $1.03 per diluted share, compared to $87.2, or $1.38 per diluted share, for the same quarter last year. Net earnings for the nine months ended June 30, 2014 were $270.9, or $4.33 per diluted share, compared to $301.9 or $4.80 per diluted share, for the nine months ended June 30, 2013.

Net earnings and diluted earnings per share (EPS) for the time periods presented were impacted by certain items related to restructuring and realignment activities, acquisition integration costs, spin-off transaction costs, the impact of a pension curtailment gain, adjustments to prior years' tax accruals and certain other adjustments as described in the tables below. The impact of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures.

	Quarter Ended June 30,
	Net Earnings		Diluted EPS
	2014	2013	2014	2013
Net Earnings/Diluted EPS - GAAP (Unaudited)	$64.5	$87.2	$1.03	$1.38
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	20.6	19.1	0.34	0.30
One time spin-off costs	4.4	—	0.07	—
Feminine care acquisition/integration costs	1.0	—	0.02	—
Other realignment/integration	0.3	—	—	—
Venezuela devaluation/other impacts	—	0.2	—	—
Adjustments to prior years' tax accruals	—	(7.2)	—	(0.11)
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$90.8	$99.3	$1.46	$1.57

Weighted average shares - Diluted			62.4	63.3
(1) Includes pre-tax costs of $2.6 for the quarter ended June 30, 2014 and $2.1 for the quarter ended June 30, 2013, associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $4.7 for the quarter ended June 30, 2013, associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2014	2013	2014	2013
Net Earnings/Diluted EPS - GAAP (Unaudited)	$270.9	$301.9	$4.33	$4.80
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs (1)	55.7	75.3	0.89	1.19
One time spin-off costs	4.4	—	0.07	—
Feminine care acquisition/integration costs	4.8	—	0.07	—
Acquisition inventory valuation	5.0	—	0.08	—
Pension curtailment	—	(23.5)	—	(0.37)
Other realignment/integration	0.6	1.3	0.01	0.02
Venezuela devaluation/other impacts	—	6.1	—	0.10
Adjustments to prior years' tax accruals	—	(10.2)	—	(0.16)
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$341.4	$350.9	$5.45	$5.58

Weighted average shares - Diluted			62.6	62.9
(1) Includes pre-tax costs of $8.1 for the nine months ended June 30, 2014 and $3.2 for the nine months ended June 30, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, this includes pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for the nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table provides a recap of the change in total net sales for the quarter and nine months ended June 30, 2014 as compared to the quarter and nine months ended June 30, 2013.

Net Sales - Total Company (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2014

	Q3	%Chg	Nine Months	%Chg
Net Sales - FY '13	$1,111.5		$3,399.9
Organic	(31.5)	(2.8)%	(197.7)	(5.8)%
Impact of currency	(6.6)	(0.6)%	(56.3)	(1.7)%
Incremental impact of acquisition	56.6	5.1%	160.4	4.7%
Net Sales - FY '14	$1,130.0	1.7%	$3,306.3	(2.8)%

For the quarter, on a reported basis, net sales were $1,130.0, an increase of $18.5, or 1.7%, as compared to prior year including a decrease of 0.6% due to unfavorable currencies and an increase of 5.1% due to the incremental impact of sales from the feminine care acquisition. Exclusive of the impact of unfavorable currencies and the incremental impact of acquisitions, net sales declined 2.8% versus the prior year fiscal quarter as organic growth in Sun Care and women's razor and blade systems was offset by the previously disclosed loss of distribution within two U.S. retail customers in the Household Products segment, soft category dynamics and continued competitive pressures across both segments, and pricing controls and import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

For the nine months, on a reported basis, net sales were $3,306.3, a decrease of $93.6, or 2.8% as compared to the same period last year including a decrease of 1.7% due to unfavorable currencies and an increase of 4.7% due to the incremental impact of sales from the feminine care acquisition. Exclusive of the impact of unfavorable currencies and the incremental impact of acquisitions, net sales declined 5.8% versus the prior year primarily driven by the loss of distribution within two U.S. retail customers in the Household Products segment, soft category dynamics and increased competitive pressures across both segments, prior year hurricane Sandy storm-related volumes that did not repeat in this fiscal year and pricing controls and import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

Gross margin for the third fiscal quarter increased 180 basis points to 47.7%. The increase in gross margin was primarily due to savings from the 2013 restructuring project and pricing gains within the Personal Care segment. Excluding the impact of unfavorable currencies (approximately 40 basis points), lower margins (in relation to the Company's overall blended margin) from the recently acquired feminine care brands (approximately 50 basis points) and restructuring related inventory obsolescence charges recorded in the prior fiscal year within Cost of products sold (approximately 40 basis points), gross margin increased 230 basis points versus the prior year fiscal quarter.
On a year to date basis, gross margin as a percentage of net sales was 47.2%, up 10 basis points versus prior year. The increase in gross margin was primarily due to savings from the 2013 restructuring project and pricing gains within the Personal Care segment offset by the impact of unfavorable currencies (approximately 90 basis points), the acquisition inventory valuation adjustment (approximately 20 basis points) and restructuring related inventory obsolescence charges recorded in the prior fiscal year (approximately 10 basis points). In addition, the lower margin structure (in relation to the Company's overall blended margin) from the feminine care acquisition had an approximately 50 basis point dilutive impact to overall margins. Excluding the impact of these items, gross margin increased 160 basis points versus the prior year.
Total Selling, general and administrative expense (SG&A) was $207.1, or 18.3% of net sales, for the current year quarter as compared to $201.8, or 18.2% of net sales, for the prior year quarter. Included within the current quarter results were approximately $7 of spin-off related transaction costs, $3 of information technology enablement costs that are recorded within SG&A, but are considered part of the overall 2013 restructuring project and approximately $1 of incremental acquisition/integration costs. Excluding the impact of these items, SG&A as a percent of net sales improved 60 basis points versus prior year levels due to strong cost controls across both segments and benefits from the 2013 restructuring project.

On a year to date basis, SG&A as a percent of net sales was 18.5% as compared to 18.0% in the prior fiscal year, up 50 basis points. Included within the current fiscal year results were approximately $8 of information technology enablement costs that are recorded within SG&A, but are considered part of the overall 2013 restructuring project, approximately $7 of spin-off related costs and approximately $8 of incremental acquisition/integration costs. Excluding the impact of these items, SG&A spending was below prior year and SG&A as a percent of net sales was slightly improved versus prior year levels (despite declining sales) due to strong cost controls across both segments and benefits from the 2013 restructuring project.

For the quarter, Advertising and sales promotion (A&P) was $161.4, or 14.3% of net sales, as compared to $121.0, or 10.9% of net sales, in the prior year quarter. On a year to date basis, A&P spending was approximately $339.5, or 10.3% of net sales, as compared to $318.3, or 9.4% of net sales, in the prior year. Spending was increased across both segments in support of advertising and promotional programs and product launch activity.

For the quarter and nine months ended June 30, 2014, Research and development (R&D) expense was $23.2 and $67.8, respectively, and $24.2 and $73.6 for the quarter and nine months ended June 30, 2013, respectively. The decrease in spending was primarily due to certain restructuring initiatives mainly in Household Products.

For the quarter and nine months ended June 30, 2014 the Company recorded pre-tax expense of $28.0 and $75.1, respectively, and $22.7 and $109.1 for the quarter and nine months ended June 30, 2013, respectively for charges related to the 2013 restructuring plan including:

•
Accelerated depreciation charges of $1.1 and $8.3 for the quarter and nine months ended June 30, 2014 and $7.3 and $17.1 for the quarter and nine months ended June 30, 2013, respectively, and non-cash asset impairment charges of $19.3 for the nine months ended June 30, 2013, related primarily to plant closures,

•
Severance and related benefit costs of $11.8 and $22.7 for the quarter and nine months ended June 30, 2014 and $6.7 and $38.0 for the quarter and nine months ended June 30, 2013, respectively, associated with staffing reductions that have been identified to date, and

•
Consulting, program management and other charges associated with the restructuring of $16.4 and $45.4 for the quarter and nine months ended June 30, 2014, respectively, and $8.7 and $34.7 for the quarter and nine months ended June 30, 2013, respectively.

•	Net gain on the sale of fixed assets of $1.3 for the quarter and nine months ended June 30, 2014.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, and $2.1 and $3.2 for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative.

In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of scope is expected to generate additional savings and the Company expects to incur additional charges in order to execute the planned initiatives. Total project restructuring charges are expected to be approximately $350. In addition, the total project (including the original and expanded scope) is expected to generate gross savings of approximately $300. Actions related to the expanded plan are expected to be completed by the end of fiscal 2015, and savings are expected to be fully realized in fiscal 2016.

Project to date restructuring and restructuring related costs have totaled approximately $242 as of June 30, 2014.

The Company estimates that restructuring savings increased approximately $32 versus the prior fiscal year quarter. The primary impacts of savings were reflected in improved gross margin in Household Products and lower overhead expenses. Project-to-date savings are estimated to be over $220. For the full fiscal year, the Company estimates that gross savings will be approximately $135 to $150 versus the prior fiscal year. As a result, the estimated cumulative total project gross savings is expected to be in the range of $235 to $250 at the end of fiscal 2014.

In the first fiscal quarter of 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plans was frozen and future service benefits are no longer being accrued under this retirement program. For the nine months ended June 30, 2013, the Company recorded a non-cash, pension curtailment gain of $37.4 related to the decision to freeze the U.S. pension plan. See Note 9 for additional information.

The restructuring charges recorded in fiscal 2014 and 2013, as well as the non-cash pension curtailment gain noted above, are presented as separate line items on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Interest expense was $31.1 and $93.6 for the quarter and nine months ended June 30, 2014, down $1.6 and $5.4, respectively, as compared to the prior year quarter and nine month periods. The decrease in interest expense was due primarily to lower average debt outstanding.

Other financing expense was $0.1 for the quarter and income of $3.4 for the nine months ended June 30, 2014, primarily reflecting the net impact of hedging contract gains offset by revaluation losses on nonfunctional currency balance sheet exposures, as compared to an expense of $1.6 and $19.8 in the prior fiscal year quarter and nine months ended June 30, 2013. The prior year to date results were inclusive of the Venezuela devaluation impact of $6.3, foreign exchange losses related primarily to the strengthening of the U.S. dollar in relation to the Japanese Yen and a loss from the mark-to-market adjustment on certain commodity contracts.

For the quarter, the Company's effective tax rate was approximately 26.8% as compared to 18.0% in the prior year quarter. The prior fiscal year effective tax rate was reduced by the favorable impact of adjustments related to prior year provision estimates of approximately $7.

In addition, our nine month effective tax rate was approximately 27.9% as compared to 26.0% in the prior year. The increase in the effective tax rate was primarily due to lower restructuring costs in the current fiscal year and the favorable impact of adjustments related to prior year provision estimates of approximately $7 recorded in the prior fiscal year.

Exclusive of the tax impact of the GAAP to non-GAAP reconciling items detailed in the earlier table, the year-to-date effective tax rate was 29.2%.

Proposed Spin-off Transaction

On April 28, 2014, the Board of Directors authorized management to pursue a plan to separate the Company’s Household Products and Personal Care divisions into two independent, publicly traded companies. The separation is planned as a tax-free spin-off to the Company’s shareholders and is expected to be completed in the second half of fiscal year 2015. The proposed separation is subject to further due diligence as appropriate and customary conditions, including receipt of regulatory approvals, an opinion of counsel regarding the tax-free nature of the separation, the effectiveness of a Form 10 filing with the Securities and Exchange Commission, and final approval by the Company's Board of Directors. The Company may, at any time and for any reason until the proposed separation is complete, abandon the separation or modify or change its terms. The Company can make no assurance that any spin-off transaction will ultimately occur, or if one does occur, its terms or timing.

We continue to analyze the potential spin-off and expect to file a Form 10 registration statement with the SEC in early calendar 2015.

The Company is incurring incremental costs to evaluate, plan and execute the transaction.  For both the quarter and nine months ended June 30, 2014, $7.0 of pre-tax costs were recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed).

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

For the quarter and nine months ended June 30, 2014, the Company recorded $28.0 and $75.1, respectively, in restructuring charges related to its 2013 restructuring as compared to $22.7 and $109.1, respectively in the prior year quarter and nine months. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, and $2.1 and $3.2 for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative. See Note 4 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care divisions into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For both the quarter and nine months ended June 30, 2014, $7.0 of pre-tax charges were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

In connection with the feminine care acquisition, the Company recorded a pre-tax inventory valuation adjustment of $8.0 representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the nine months ended June 30, 2014, the Company recorded $8.0 within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. For the quarter and nine months ended June 30, 2014, the Company also recorded pre-tax acquisition/integration costs of $1.5 and $7.4, respectively. These amounts are not reflected in the Personal Care segment, but rather are presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

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

For the nine months ended June 30, 2013, the Company recorded expense of approximately $6 related to the devaluation of its net monetary assets in Venezuela as a result of accounting for the translation of this affiliate under the accounting rules governing a highly inflationary economy. The net monetary assets in Venezuela were valued using the revised official exchange rate of 6.30 Venezuelan Bolivar Fuerte to one U.S. dollar at June 30, 2013. The devaluation impact of approximately $6 was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), and was not considered in the evaluation of segment profit. However, normal operating results in Venezuela, such as sales, gross profit and segment profit, have and may further be negatively impacted by translating at less favorable exchange rates and by the impact of unfavorable economic conditions in the country. These operating results remain part of the reported segment totals. The negative segment impacts of the Venezuela devaluation and the unfavorable economic impact on operating results are discussed separately when considered relevant and material to understanding the year-over-year comparatives. See Note 5 to the Condensed Financial Statements.

This structure is the basis for the Company’s reportable segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter and nine months ended June 30, 2014.

Segment sales and profitability for the quarter and nine months ended June 30, 2014 and 2013, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2014
	Q3	% Chg	Nine Months	%Chg
Net Sales - FY '13	$649.5		$1,856.4
Organic	12.4	1.9%	(32.0)	(1.7)%
Impact of currency	(0.2)	—%	(27.3)	(1.5)%
Incremental impact of acquisition	56.6	8.7%	160.4	8.6%
Net Sales - FY '14	$718.3	10.6%	$1,957.5	5.4%

For the quarter, net sales increased 10.6% on a reported basis. Excluding the impact of currencies and the incremental impact of acquisition net sales, organic sales increased 1.9% versus the prior year quarter due primarily to increased Sun Care sales and growth in women's razor and blade systems. These gains were partially offset by continued soft category performance across many personal care segments and continued competitive pressures.

From a product standpoint, the net sales change on a reported and organic basis was due primarily to the following:

•
Wet Shave net sales increased approximately 2% on a reported and organic basis due primarily to higher sales in women's systems and shave prep. These gains were partially offset by declines in men's systems and disposables.

•
Skin Care net sales increased approximately 9% on a reported basis due to the shift in timing of Sun Care Easter holiday promotion shipments into this year's third fiscal quarter, most notably in the U.S.

•
Feminine Care net sales increased approximately 113% on a reported basis due to incremental sales of $56.6 from the recent feminine care acquisition. Excluding the incremental impact of the acquisition and unfavorable currencies, organic net sales declined approximately 9% due to increased competitive pressures.

•	Infant Care and all other product categories decreased due to continued heightened competitive activity and category softness.

For the nine months ended June 30, 2014, net sales increased 5.4% on a reported basis. Excluding the impact of unfavorable currencies of 1.5% and the incremental impact of acquisition net sales of 8.6%, organic net sales declined 1.7% versus the prior year due primarily to continued soft U.S. category trends and heightened competitive activity in the razor and blade, shave prep and infant care categories.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2014
	Q3	% Chg	Nine Months	%Chg
Segment Profit - FY '13	$111.3		$363.9
Operations	(3.7)	(3.3)%	34.9	9.5%
Impact of currency	(2.1)	(1.9)%	(21.1)	(5.8)%
Incremental impact of acquisition	6.7	6.0%	35.5	9.8%
Segment Profit - FY '14	$112.2	0.8%	$413.2	13.5%

Segment profit for the quarter was $112.2, up 0.8%, inclusive of the negative impact of unfavorable currencies and the incremental impact of acquisitions. Operationally, segment profit decreased 3.3% in the quarter as the favorable impacts of organic net sales growth, improved margins and strong cost controls were offset by increased A&P spending.

For the nine months ended June 30, 2014, segment profit was $413.2, up 13.5%, inclusive of the negative impact of unfavorable currencies and the incremental impact of acquisitions. Operationally, segment profit increased 9.5% primarily due to lower overhead spending and the timing of A&P investments.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2014
	Q3	% Chg	Nine Months	%Chg
Net Sales - FY '13	$462.0		$1,543.5
Organic	(43.9)	(9.5)%	(165.7)	(10.7)%
Impact of currency	(6.4)	(1.4)%	(29.0)	(1.9)%
Net Sales - FY '14	$411.7	(10.9)%	$1,348.8	(12.6)%

Net sales decreased 10.9% on a reported basis. Excluding the impact of currencies, organic net sales declined 9.5% versus the prior year quarter.  The decrease in organic net sales was primarily due to the previously disclosed loss of distribution within two U.S. retail customers, higher promotional spending, continued competitive pressures and pricing and inventory import restrictions in certain Latin American countries, primarily Venezuela and Argentina.

For the nine months ended June 30, 2014, net sales decreased 12.6% on a reported basis. Excluding the impact of currencies, organic sales declined 10.7% versus the prior year due primarily to loss of distribution within two U.S. retail customers, higher promotional spending, the exiting of certain non-core product lines in fiscal 2013 as part of the Company's 2013 restructuring project, prior year hurricane Sandy storm-related volumes that did not repeat in this fiscal year, increased competitive pressures and pricing controls and import restrictions in certain Latin American countries.

Segment Profit - Household Products (In millions - Unaudited)
Quarter and Nine Months Ended June 30, 2014
	Q3	% Chg	Nine Months	%Chg
Segment Profit - FY '13	$100.1		$361.5
Operations	(11.4)	(11.4)%	(61.1)	(16.9)%
Impact of currency	(4.5)	(4.5)%	(20.7)	(5.7)%
Segment Profit - FY '14	$84.2	(15.9)%	$279.7	(22.6)%

Segment profit for the quarter was $84.2, down $15.9, or 15.9%, versus the same quarter last year. The decrease was due primarily to the gross profit impact from the net sales declined discussed above, higher A&P spending, and unfavorable foreign currency rates. These declines were partially offset by continued favorability resulting from the 2013 restructuring project.

For the nine months ended June 30, 2014, segment profit was $279.7, down 22.6%, inclusive of the negative impact of unfavorable currencies. Operationally, segment profit decreased 16.9% primarily due to the margin impact of lower net sales discussed above and higher A&P spending.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
General corporate expenses	$32.8	$36.6	$106.0	$101.3
Integration/other realignment	0.5	0.1	1.0	2.0
Sub-total	33.3	36.7	107.0	103.3
2013 restructuring and related costs (1)	30.6	29.5	83.6	117.0
One time spin-off costs	7.0	—	7.0	—
Feminine care costs:
Acquisition costs	—	—	3.4	—
Integration costs	1.5	—	4.0	—
Acquisition inventory valuation	—	—	8.0	—
Pension curtailment gain	—	—	—	(37.4)
General corporate and other expenses	$72.4	$66.2	$213.0	$182.9
% of total net sales	6.4%	6.0%	6.4%	5.4%

(1) Includes pre-tax costs of $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, and $2.1 and $3.2 for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology and related activities, which are included in SG&A on the Statement of Earnings (Condensed). Additionally, this includes pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, which are included in Cost of products sold on the Statement of Earnings (Condensed).

For the quarter and nine months ended June 30, 2014, general corporate and other expenses, including integration and other realignment charges were $33.3 and $107.0, respectively, as compared to $36.7 and $103.3 for the same quarter and nine months in the prior fiscal year, respectively. The decrease for the quarter was due primarily to lower compensation costs. The increase in year to date costs versus the prior fiscal year is primarily due to the timing of certain corporate expenses and the shift of approximately $6 in costs previously recorded at the segment level, slightly offset by lower pension and compensation costs.

For the quarter and nine months ended June 30, 2014, the Company recorded $28.0 and $75.1, respectively, in restructuring charges related to its 2013 restructuring as compared to $22.7 and $109.1, respectively, in the prior year quarter and nine months. The 2013 restructuring charges were reported on a separate line in the Consolidated

Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, and $2.1 and $3.2 for the quarter and nine months ended June 30, 2013, respectively, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the nine months ended June 30, 2014, and $4.7 for both the quarter and nine months ended June 30, 2013, associated with obsolescence charges related to the restructuring, were included in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative. See Note 4 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care divisions into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For both the quarter and nine months ended June 30, 2014, $7.0 of pre-tax costs were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

In connection with the feminine care acquisition, the Company recorded a pre-tax inventory valuation adjustment of $8.0 representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the nine months ended June 30, 2014, the Company recorded $8.0 within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. For the quarter and nine months ended June 30, 2014, the Company also recorded pre-tax acquisition/integration costs of $1.5 ($0.8 included in SG&A and $0.7 included in Cost of products sold) and $7.4 ($6.6 included in SG&A and $0.8 included in Cost of products sold), respectively.

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

Liquidity and Capital Resources

Total cash increased $90.4 for the nine months ended June 30, 2014.  This compares to an increase of $230.3 during the first nine months of the prior fiscal year.  The change versus prior year was primarily driven by $187.1 used to fund the feminine care brand acquisition, share repurchases and lower net earnings in the current fiscal year. These items were partially offset by a net increase in debt.

Cash flow from operating activities was $378.7 in the current fiscal year as compared to $469.8 in the prior fiscal year.  The primary driver of less cash flow from operating activities as compared to the prior fiscal year was the reduction in segment profit within the Household Product Division as well as the change in assets and liabilities used in operations (working capital).  Assets and liabilities used in operations provided a source of cash of $22.3 in the prior fiscal year versus a use of cash of $50.6 in the current fiscal year. The primary driver of the change in working capital is due to higher prepaid advertising and an increase in accounts receivable as a result of higher year over year June sales in the current fiscal year. Reduced pension payments in the current year of approximately $25 provided a partial offset to the aforementioned declines.

Net cash used by investing activities was $233.5 during the first nine months of this fiscal year as compared to a use of $58.3 in the prior fiscal year.  The primary driver of the change was the cash used to fund the feminine care brand acquisition in the current fiscal year.  Capital expenditures were $55.0 for the nine months ended June 30, 2014 as compared to $59.3 over the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $80 to $90 for fiscal 2014. We expect these expenditures will be financed with cash flow from operations.

Net cash used by financing activities was $61.2 in the current fiscal year as compared to a use of cash of $164.0 last year. In the current fiscal year, increased cash generated from short term borrowings was offset by payment of private placement debt of $140.0, share repurchases of $94.4 and dividends of $93.0.  In the prior fiscal year, net debt was reduced by $111.1 and dividends totaled $74.5.

The effect of exchange rate on cash had an accretive impact of $6.4 in the current fiscal year as compared to a reduction of $17.2 in the prior fiscal year.

At June 30, 2014, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings outside the U.S. indefinitely.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

The Company’s total borrowings were $2,341.4 at June 30, 2014, including $342.5 tied to variable interest rates. The Company maintains total committed debt facilities of $2,616.4. The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450. The Company had $175.0 outstanding borrowings under our revolving credit facility, and $262.8 available as of June 30, 2014, taking into account outstanding borrowings and $12.2 of outstanding letters of credit.

Advances under the Company's $150 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in total debt on the balance sheet. At June 30, 2014, there was $143.5 outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $24.0 as of June 30, 2014.

In October 2013, we completed the feminine care acquisition for an aggregate cash purchase price of approximately $187, inclusive of a $1.8 working capital adjustment, which was finalized and settled in April 2014. The Company financed the feminine care acquisition with available foreign cash of approximately $135 and approximately $50 primarily from borrowings under the Company’s available debt facilities. See Note 3 to the Condensed Financial Statements.

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

The Company’s ratio of indebtedness to its EBITDA was 2.5 to 1, and the ratio of its EBIT to total interest expense was 5.8 to 1, as of June 30, 2014. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

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

On April 28, 2014, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2014 of $0.50 per share of Common Stock, which was paid on June 11, 2014. The dividend paid totaled $30.8.

Subsequent to the quarter, on July 28, 2014, the Company's Board of Directors declared a dividend for the fourth quarter of fiscal 2014 of $0.50 per share of Common Stock, which will be paid on September 10, 2014 and is expected to be approximately $31.

For the nine months ended June 30, 2014, the Company repurchased one million shares of the Company's common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes, for a total cost of approximately $94.4. All shares were purchased in the open market under the Company's current authorization from its Board of Directors. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

A summary of Energizer’s significant contractual obligations at June 30, 2014 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$2,000.0	$80.0	$510.0	$310.0	$1,100.0
Interest on long-term debt	519.3	105.3	173.5	113.6	126.9
Notes payable	342.5	342.5	—	—	—
Minimum pension funding (1)	69.5	28.3	25.4	15.8	—
Operating leases	130.2	29.0	39.4	31.2	30.6
Purchase obligations and other (2) (3) (4)	164.6	76.0	39.2	26.1	23.3
Total	$3,226.1	$661.1	$787.5	$496.7	$1,280.8

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $28. The U.S. pension plans constitute 80% of the total benefit obligations and plan assets for the Company's pension plans. The estimates beyond 2014 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2018 are not currently determinable.

2
The Company has estimated approximately $6 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of June 30, 2014, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $40. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $62 of fixed costs related to third party logistics contracts.
4	Included in the table above are approximately $33 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at estimated fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of June 30, 2014, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

Market Risk

Currency Rate Exposure

Venezuela Currency Risk

Effective January 1, 2010 and continuing through the third fiscal quarter of 2014, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

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

As a result of the devaluation noted above and the elimination of the SITME market, the Company valued its net monetary assets at March 31, 2013 using the revised official rate of 6.30 per U.S. dollar. Thus, the Company recorded a devaluation charge of approximately $6,100,000 during the second fiscal quarter of 2013, due primarily to the devaluation of local currency cash balances. This charge was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

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

On March 10, 2014, the Venezuelan government announced the inception of the SICAD II program as an additional mechanism to purchase foreign currency. The SICAD II program does not supersede the Cadivi/Cencoex System for essential imports (currently at 6.30 per U.S. dollar) nor the SICAD I (equal to 10.60 per U.S. dollar as of June 30, 2014). Thus far, the Company has not utilized either SICAD auction system. We continue to monitor these situations, including the impact restrictions may have on our future business operations. At this time, the Company is unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations.

During the third fiscal quarter of 2014, the Company received additional payment at the 6.30 per U.S. dollar rate for household and personal care products previously imported in accordance with the Non National Production Certificate (CNP) executed between the Company and the Venezuela government.

At June 30, 2014, the Company had approximately $73 in net monetary assets in Venezuela at the official exchange rate of 6.30 to one U.S. dollar.  Depending on the ultimate transparency and liquidity of the SICAD I and II markets, it is possible that the Company may need to remeasure a portion or substantially all of its net monetary balances at a rate other than 6.30. To the extent that the SICAD I or II rates are higher than the official exchange rate at the time our net monetary balances are remeasured, this could result in an additional devaluation charge, which could be material. In addition, operating results translated using a rate higher than the official exchange rate of 6.30 to one U.S. dollar would result in a reduction in earnings, which could be material.

Transactions executed through SICAD I auctions as of June 30, 2014 were at a rate of 10.60 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue at this rate, the estimated devaluation charge of its net monetary assets as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $30.

Transactions executed through SICAD II auctions as of June 30, 2014 were at a rate of 49.98 Bolivares Fuertes to one U.S. dollar. If the Company were to revalue its net monetary assets at this rate, the estimated devaluation charge as compared to the official exchange rate of 6.30 to one U.S. dollar would equal approximately $64.

Net sales for Venezuela represented 1.3% of consolidated net sales for both the quarter and nine months ended June 30, 2014.

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

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $4.7 and unrealized pre-tax gain of $1.5 at June 30, 2014 and September 30, 2013, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2014 levels over the next twelve months, approximately $4.6 of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2014, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016. There were 78 open foreign currency contracts at June 30, 2014 with a total notional value of approximately $308.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2014 resulted in expense of $8.5 and income of $2.2, respectively, and income of $4.3 and $6.5 for the quarter and nine months ended June 30, 2013, respectively, and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 14 open foreign currency derivative contracts which are not designated as cash flow hedges at June 30, 2014, with a total notional value of approximately $282.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2014, the Company had $342.5 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Stock Price Exposure

At June 30, 2014, the Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The contract is renewed on an annual basis and will expire again in November 2014. The fair market value of the share option was $5.1 and $7.7, which was included in other current assets at June 30, 2014 and September 30, 2013, respectively. The change in estimated fair value of the total share option for the quarter and nine months ended June 30, 2014 resulted in income of $6.6 and $11.8, respectively, and for the quarter and nine months ended June 30, 2013, resulted in income of $0.8 and $19.3, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A — Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2013 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The risk factors described below are in addition to those risk factors.

Our plan to separate our Household Products and Personal Care businesses into new, independent publicly traded companies is subject to material conditions and may not be completed on the currently contemplated time line or at all and which may negatively impact earnings.

In April 2014, we announced a plan to separate into two independent public companies, which is subject to board approval of the final terms. Unanticipated developments, including possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, covenant waivers, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable or different than expected. We may seek or be required to repay or refinance some or all of our outstanding indebtedness, which may result in incurrence of make-whole or prepayment penalties. Expenses incurred to accomplish the proposed separation will be significant and may be significantly higher than what we currently anticipate, and may not yield a discernible benefit if we do not execute the transaction. Executing the proposed separation also requires significant time and attention from management and employees, which could distract them from other tasks in operating our business and, as a result, negatively impact earnings.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2014	186	$98.70	—	5,019,739
May 1 to 31, 2014	7,522	$115.83	—	5,019,739
June 1 to 30, 2014	—	$—	—	5,019,739

(1)	7,708 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock during the quarter ended June 30, 2014. The Company has approximately five million shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	July 30, 2014

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1*
Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 30, 2014).

10.1*	Form of Executive Officer Strategic Transaction Incentive Agreement.

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