Form 10-K
period 2014-09-30
ENERGIZER HOLDINGS INC
filed 2014-11-18
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Yes: ☐      No: ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant as of the close of business on March 31, 2014, the last day of the registrant’s most recently completed second quarter: $6,141,175,277.

(For purpose of this calculation only, without determining whether the following are affiliates of the registrant, the registrant has assumed that (i) its directors and executive officers are affiliates, and (ii) no party who has filed a Schedule 13D or 13G is an affiliate. Registrant does not have a class of non-voting equity securities.)

Number of shares of Energizer Holdings, Inc. Common Stock (“ENR Stock”), $.01 par value, outstanding as of close of business on November 14, 2014: 62,097,365.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Energizer Holdings, Inc. 2014 Annual Report (Parts I and II of Form 10-K).

2. Portions of Energizer Holdings, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held January 26, 2015. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended September 30, 2014. (Part III of Form 10-K).

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding the planned spin-off of the Household Products business, the timing of any such spin-off, the future earnings and performance of Energizer Holdings or any of its businesses, including the Household Products and Personal Care businesses on a standalone basis if the spin-off is completed. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	Whether the spin-off of the Household Products business is completed, as expected or at all, and the timing of any such spin-off;

•	Whether the legal and regulatory conditions to the spin-off can be satisfied;

•	Whether the operational, marketing and strategic benefits of the spin-off can be achieved;

•	Whether the costs and expenses of the spin-off can be controlled within expectations;

•	General market and economic conditions;

•	Market trends in the categories in which we operate;

•	The success of new products and the ability to continually develop and market new products;

•	Our ability to attract, retain and improve distribution with key customers;

•	Our ability to continue planned advertising and other promotional spending;

•
Our ability to timely execute strategic initiatives, including the planned spin-off of the Household Products business as well as restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including the planned spin-off of the Household Products business as well as restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of raw material and other commodity costs;

•	The impact of foreign currency exchange rates and currency controls, particularly in Venezuela and Argentina, as well as offsetting hedges;

•	The impact of change in accounting position as it relates to the selection of the applicable Venezuela translation rate;

•	Goodwill impairment charges resulting from declines in profitability or estimated cash flows related to intangible assets or market valuations for similar assets;

•	Our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	The impact of advertising and product liability claims and other litigation;

•	Compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. The risk factors set forth in this Annual Report on Form 10-K, in the section entitled "Risk Factors," could affect future results, causing our results to differ materially from those expressed in our forward-looking statements.

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

On October 23, 2013, we completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine hygiene brands in the U.S., Canada and the Caribbean from McNeil PPC, Inc. and Johnson & Johnson, Inc., members of the Johnson & Johnson Family of Consumer Companies, for an aggregate cash purchase price of $187.1, inclusive of a $1.8 working capital adjustment. This acquisition provided a solid complement to our existing Playtex feminine care brands and strengthened our overall feminine care product portfolio.

Our subsidiaries operate a number of manufacturing and packaging facilities in multiple countries, as listed in Item 2 below, and as of September 30, 2014, employed approximately 12,500 colleagues worldwide.

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
Industries

We manufacture and sell products in six product categories: wet shave, skin care, feminine care, infant care, battery and portable lighting products. Our two largest categories by revenue are battery products and wet shave.

The battery category has two primary competitors--Energizer, with our Energizer and Eveready brands, and The Procter & Gamble Company with its Duracell brand. We estimate Energizer and The Procter & Gamble Company collectively represent approximately 65% share in the markets in which we compete. The wet shave category comprises two primary competitors, The Procter & Gamble Company's Gillette and Energizer's Schick-Wilkinson Sword, which we estimate collectively represent more than 80% of the global wet shave market. For information about net sales, earnings before income taxes, depreciation and amortization, total assets and capital expenditures of each of our segments, and geographic segment information, including net sales to customers and long-lived assets, refer to Note 21 of the Notes to Consolidated Financial Statements.

Personal Care

The Personal Care division includes wet shave products sold under the Schick, Wilkinson Sword, Edge, Skintimate and Personna brand names, skin care products sold under the Banana Boat, Hawaiian Tropic, Wet Ones and Playtex brand names, and feminine care and infant care products sold under the Playtex and Diaper Genie brand names globally.  As a result of the acquisition on October 23, 2013, we began selling products under the Stayfree, Carefree and o.b. brand names in the U.S., Canada and the Caribbean.

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

SWS has gained recognition for its innovation and development of new products designed to improve the shaving experience, including the introduction of the Intuition women's system in 2003, a unique system incorporating a three-bladed razor surrounded by a skin conditioning solid which lathers, shaves and provides extra moisture in one step. In 2003, SWS introduced the Quattro men's shaving system, the first four blade razor system for men. In 2010, SWS introduced the Schick Hydro men's shaving system, which incorporates new technologies including innovative skin protectors that act to smooth skin between blade tips and an advanced hydrating gel reservoir that lubricates throughout the shaving process. Schick Hydro is available in three- and five-blade models. Following the launch of Schick Hydro, SWS has introduced additional innovative products under the Hydro franchise including, Schick Hydro Silk for women,  Schick Hydro 5 Power Select, Schick Hydro Trimmer and Schick Hydro men's and women's disposable razors.

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

In Infant Care, we market a broad range of products including bottles, cups, and mealtime products under the Playtex brand name. We also offer a line of pacifiers, including the Ortho-Pro and Binky pacifiers. We believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. The refill liners seal diapers in an odor-proof plastic film.  We also market Litter Genie, a waste disposal solution for cat owners originating from our Diaper Genie technology.

Household Products

Energizer's Household Products division manufactures and markets one of the most extensive product portfolios in household batteries, specialty batteries and lighting products under the Energizer and Eveready brands.

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

2013 Restructuring Project

In November 2012, the Company’s Board of Directors authorized an enterprise-wide restructuring.
As previously disclosed, the primary objectives of the 2013 restructuring project included reduction in workforce, consolidation of G&A functional support across the organization, reduced overhead spending, creation of a center-led purchasing function, and rationalization and streamlining of the Household Products operations facilities, product portfolio and marketing organization.
In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project. As a result of the expanded scope of the Company's restructuring efforts, the project is expected to generate additional savings and the Company expects to incur additional charges in order to execute the planned initiatives.
Through September 30, 2014, the Company estimates that project-to-date savings are approximately $255 million. The Company expects to achieve $300 million of savings prior to the anticipated closing of the planned spin-off transaction on June 30, 2015. Estimated total project savings have been increased to $330 million.
Project-to-date restructuring and restructuring related costs have totaled approximately $260 million through September 30, 2014. The Company estimates total pre-tax restructuring related costs (including the original and expanded scope) needed to execute this program will be near $350 million.
Proposed Spin-off Transaction

On April 28, 2014, the Board of Directors authorized management to pursue a plan to spin-off the Company's Household Products business and thereby create two independent, publicly traded companies. The separation is planned as a tax-free spin-off to the Company's shareholders and is expected to be completed by July 1, 2015. The proposed spin-off is subject to further due diligence as appropriate and customary conditions, including receipt of regulatory approvals, an opinion of counsel regarding the tax-free nature of the proposed spin-off transaction, the effectiveness of a Form 10 filing with the Securities and Exchange Commission (SEC), and final approval by the Company's Board of Directors. The Company may, at any time and for any reason until the proposed spin-off is complete, abandon the spin-off or modify or change its terms. The Company can make no assurance that any spin-off transaction will ultimately occur, or if one does occur, the terms or timing of a transaction.

We expect to file a Form 10 registration statement with the SEC in early calendar 2015.

Sources and Availability of Raw Materials

The principal raw materials used by Energizer include electrolytic manganese dioxide, zinc, silver, nickel, acetylene black, graphite, steel cans, nylon, brass wire, separator paper, and potassium hydroxide, for batteries, and steel, zinc, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, for wet shave products, and certain naturally derived fibers, resin-based plastics and certain chemicals for the Playtex product lines - are sourced on a regional or global basis. The prices and availability of these raw materials have fluctuated over time. Energizer believes that adequate supplies of the raw materials required for its operations are available at the present time, although we cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, Energizer has not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in purchasing raw materials in the commodity markets. From time to time, management has purchased materials or entered into forward contracts for various ingredients to assure supply and to protect margins on anticipated sales volume.

Sales and Distribution

Energizer's products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., the Household Products and Personal Care segments have separate dedicated commercial organizations, reflecting the scale and importance of these businesses. Outside the U.S., the commercial teams currently market our full portfolio of product offerings. In connection with the proposed spin-off transaction, we are in the process of establishing separate dedicated commercial organizations globally. Energizer distributes its products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, electronics specialty stores and department stores, hardware and automotive centers, military stores and e-commerce.

Although a large percentage of Energizer's sales are attributable to a relatively small number of retail customers, in fiscal 2014, only Wal-Mart Stores, Inc. and its subsidiaries, as a group, accounted for more than ten percent of Energizer's annual sales. For fiscal year 2014, this customer accounted for, in the aggregate, approximately 17.2% of Energizer's sales. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.

Patents, Technology and Trademarks

 Energizer owns a number of U.S., Canadian and foreign trademarks, which Energizer considers of substantial importance and which are used individually or in conjunction with other Energizer trademarks. These include Eveready, Energizer, Energizer Max, Schick, Schick Hydro, Schick Hydro Silk, Wilkinson Sword, Intuition, Hydro, Quattro, Xtreme, Protector, Silk Effects, Slim Twin, Exacta, Edge, Skintimate, Personna, Capri, Matrix 3, Magnum 5, Speed 3, Vogue, Dermablade, Banana Boat, Hawaiian Tropic, Coolzone, Sport Performance, Ultramist, Binky, Diaper Genie, Drop-Ins, Lil' Gripper, Coolster, Gentle Glide, Play On, 360° Protection & Design, HandSaver, Twist 'N Click & design, Sipster, Sport, VentAire, Wet Ones, Stayfree, Carefree, o.b. and the Energizer Bunny and the Energizer Man character.  As a result of the Playtex acquisition, Energizer also owns royalty-free licenses in perpetuity to the Playtex and Living trademarks in the United States, Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel related products.

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

 As of September 30, 2014, Energizer owned (directly or beneficially) approximately 1,460 unexpired United States patents which have a range of expiration dates from October 2014 to December 2033 and had approximately 188 United States patent applications pending.  We routinely prepare additional patent applications for filing in the United States. Energizer also actively pursues foreign patent protection in a number of foreign countries.  As of September 30, 2014, Energizer owned (directly or beneficially) approximately 3,349 foreign patents and had approximately 584 patent applications pending in foreign countries.

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

The global shaving products category is comprised of wet shave blades and razors, electric shavers, shave preparations (gels, lotions and creams). The wet shave segment of that business is further segmented between razor systems and disposable products. Geographically, North America, Western Europe, Australia and Japan represent relatively developed and stable markets. Our principal competitors in the wet shave business worldwide are The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment.

The markets for skin care, feminine care and infant care products are also highly competitive, characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our competitors in these product lines consist of a large number of domestic and foreign companies, including The Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Bayer AG and Johnson & Johnson in skin care, and a variety of competitors in the fragmented infant care market.

Our principal battery competitors are Duracell, a subsidiary of The Procter & Gamble Company, and Spectrum Brands, Inc. We believe private-label sales by large retailers also has an impact on the market in some parts of the world, particularly in Europe.

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

Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. In addition, certain regulations have been enacted or are being considered in North America and certain European and Latin American countries with respect to battery recycling programs. As such programs develop, it is possible that new regulations may increase the risk and expense of doing business in such countries.

Certain of Energizer's products are subject to regulation under the Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration (FDA).

Available Information

Energizer regularly files periodic reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K, and amendments to those reports. The SEC maintains an Internet site containing these reports, and proxy and information statements, at www.sec.gov. These filings are also available free of charge on Energizer's website, at www.energizerholdings.com, as soon as reasonably practicable after their electronic filing with the SEC. Information on Energizer's website does not constitute part of this Form 10-K.

Other Matters

Additional descriptions of the business of Energizer in response to Item 1, and the summary of selected financial data appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” and appearing under “ENERGIZER HOLDINGS, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 21 - Segment Information,” are included in Exhibit 13 attached hereto and incorporated herein by reference. This information will also appear in the Energizer Holdings, Inc. 2014 Annual Report.

Item 1A. Risk Factors.

The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. Energizer may amend or supplement the risk factors described below from time to time in other reports it files with the SEC.

Energizer faces risks associated with global economic conditions.

Unfavorable global economic conditions, unemployment levels and uncertainty about future economic prospects could reduce consumer demand for our products as a result of a reduction in discretionary spending or a shift of purchasing patterns to lower-cost options such as private label or price brands. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to remain on shelf. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. Worsening economic conditions could harm our sales and profitability. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business plan and strategy.

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

We depend on the continuing reputation and success of our brands, particularly the Energizer, Eveready, Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Diaper Genie, Wet Ones, Banana Boat, Hawaiian Tropic, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues.
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

Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 17.2% of net sales in fiscal 2014. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. For example, our net sales and earnings beginning in the fourth quarter of fiscal 2013 and continuing into fiscal 2014 were negatively impacted by distribution losses at two U.S. retail customers. Additionally, increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements on Energizer.

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

Energizer is subject to risks related to its international operations, including currency fluctuations, which could adversely affect our results of operations. Such risks are currently particularly acute in Venezuela.

Energizer's businesses are currently conducted on a worldwide basis, with nearly 50% of our sales in fiscal 2014 arising from foreign countries, and a significant portion of our production capacity and cash located overseas. Consequently, Energizer is subject to a number of risks associated with doing business in foreign countries, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the inability to repatriate foreign-based cash, which constitutes substantially all of our overall cash, for strategic needs in the U.S., either at all or without incurring significant income tax and earnings consequences, as well as the heightened counter-party, internal control and country-specific risks associated with holding cash overseas;

•
the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to Energizer by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations, particularly in Venezuela and Argentina;

•	restrictions on and taxation of international imports and exports;

•	currency fluctuations, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate our ability to convert from local currrency;

•
political or economic instability, government nationalization of business or industries, government corruption, and civil unrest, including political or economic instability in the countries of the Eurozone, Egypt and the Middle East and across Latin America, including Venezuela and Argentina;

•	legal and regulatory constraints, including tariffs and other trade barriers;

•	difficulty in enforcing contractual and intellectual property rights; and

•
a significant portion of Energizer's sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits.

Many of the risks described above are particularly acute in Venezuela. The operating environment in Venezuela has been and remains challenging, with high inflation, political instability, governmental restrictions in the form of currency exchange, import restrictions, price and margin controls and the possibility of government actions such as further devaluations, business occupations and intervention or expropriation of assets. In addition, foreign exchange controls in Venezuela limit our ability to convert significant portions of our local currency cash balances from bolivars into an alternative currency, remit dividends and pay intercompany balances. Due to the substantial uncertainty regarding our ability to convert significant portions of our local currency cash balances from bolivars into an alternative currency or remit our local currency cash balances from Venezuela, we cannot give assurance as to the exchange rate at which such balances might be converted in the future or when we might be able to repatriate such balances, if at all. Our inability to convert such balances into U.S. dollars at a favorable exchange rate and to repatriate them could have a material effect on our financial position and the results of our operations. See Note 6 to the Consolidated Financial Statements.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some which are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to communicating within Energizer and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results. In addition, we are undertaking a significant amount of work to transform our information technology systems globally to facilitate the planned spin-off transaction. During this implementation, we face a heightened risk of system interruptions and deficiencies or failures in our internal controls involving our information systems and processes.

Our plan to spin-off our Household Products business and thereby create two independent publicly traded companies is subject to material conditions and may not be completed on the currently contemplated timeline or at all and may negatively impact earnings.

In April 2014, we announced a plan to spin-off the Household Products business and thereby create two independent publicly traded companies, which is subject to a number of conditions including approval by our Board of Directors of the final terms. Unanticipated developments, including possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, covenant waivers, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable or different than expected. We may seek or be required to repay or refinance some or all of our outstanding indebtedness, which may result in incurrence of make-whole or prepayment penalties. In connection with the proposed spin-off transaction we may choose to repatriate some or all cash held by our foreign affiliates. While we will seek to mitigate the tax impact associated with the repatriation, we may incur significant tax costs. Expenses incurred to accomplish the proposed spin-off will be significant and may be significantly higher than what we currently anticipate, and may not yield the anticipated benefits if we do not execute the transaction. Executing the proposed spin-off also requires significant time and attention from management and employees, which could distract them from other tasks in operating our business and, as a result, negatively impact earnings.

If the proposed spin-off is consummated, we may not realize some or all of the anticipated benefits due to a number of factors.

Even if the transaction is completed, we may not realize some or all of the anticipated strategic, financial or other benefits from the spin-off. If consummated, the two independent companies will be smaller, less diversified with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. Execution of the spin-off transaction presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our IT systems and financial reporting processes, both as we execute the transaction and following consummation. There may also be dis-synergies from separating the businesses that could negatively impact the balance sheets, gross margins and profits of both businesses.  Changes to our commercial operating model, including outsourcing of certain support functions and the use of distributors in markets where we have historically maintained a presence, could negatively impact our results of operations. Further, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve the estimated cost savings.

In November 2012, we announced a company-wide restructuring project. In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced project. We have incurred and expect to continue to incur additional significant charges related to the restructuring project, which will reduce our profitability in the periods incurred. If we incur unexpected charges related to the restructuring, or in connection with any potential future restructuring project, our financial condition and results of operations may suffer further.

Execution of the restructuring project, or any potential future restructuring project, presents a number of significant risks, including:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve adequate internal controls as we restructure our general and administrative functions, including our information technology and financial reporting infrastructure;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	loss of sales as we reduce or eliminate staffing on non-core product lines;

•	diversion of management attention from ongoing business activities; and

•	the failure to maintain employee morale and retain key employees while implementing benefit changes and reductions in the workforce.

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

The battery and portable lighting products, wet shave, skin care, feminine care and infant care industries have been notable for the pace of innovations in product life, product design and applied technology, and our success depends on future innovations. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact the product success. Our competitors may introduce new or enhanced products that significantly outperform ours, or develop manufacturing technology which permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products, or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

Energizer's business is subject to regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the Food and Drug Administration, the Consumer Product Safety Commission, the Environmental Protection Agency, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. New or more restrictive regulations or more restrictive interpretations of existing regulations, particularly in the battery, skin care and feminine care industries, are likely and could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care and energy. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

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

Pricing and availability of raw materials, energy, shipping and other services needed for our business can be volatile due to general economic conditions, labor costs, production levels, import duties and tariffs and other factors beyond our control. There is no certainty that Energizer will be able to offset future cost increases. This volatility can significantly affect our production cost, and may, therefore, have a material adverse effect on our business, results of operations and financial condition. If the proposed spin-off is completed, the two independent companies will be smaller and have less consolidated purchasing scale. As a result, raw material and other goods and services prices may increase.

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

Energizer's current debt level is approximately $2.3 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.

Additionally, many of our debt instruments are subject to certain financial and other covenants, including debt ratio tests. We may be in breach of such covenants in the event of future declines in our operating cash flows or earnings performance, foreign currency movements, or other events. In the event of such breach, our lenders may be entitled to accelerate the related debt as well as any other debt to which a cross-default provision applies, and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. There is no assurance that we would obtain such amendments or waivers or effect such refinancing, or that we would be able to do so on terms similar to our current debt instruments. The covenants and financial ratio requirements contained in our debt instruments could also increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, place us at a competitive disadvantage as compared to our competitors that have greater financial flexibility or limit, among other things, our ability to borrow additional funds.

Our credit ratings are important to our cost of capital.

The major credit rating agencies periodically evaluate our creditworthiness and have given us specified credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies as well as our strategies, operations and execution. These credit rating agencies have also indicated that our proposed spin-off transaction and the capital structure of each business following the transaction could cause them to re-evaluate their credit ratings. We have historically aimed to maintain our current ratings as they serve to lower our borrowing costs and facilitate our access to sources of capital on terms that we consider advantageous to our business. In connection with our proposed spin-off transaction, however, we may be unable to do so or choose not to do so. Failure to maintain our credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.

There can be no guarantee that we will continue to make dividend payments or repurchase stock.

Although our Board of Directors has authorized a share repurchase program and initiated a quarterly cash dividend payable on our Common Stock, any determinations to continue to repurchase Common Stock or to continue to pay cash dividends will be based primarily upon our financial condition, results of operations, available U.S. cash, business requirements and the Board of Directors' continuing determination that the repurchase program and the payment of dividends under the dividend policy are in the best interests of shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. Additionally, following the proposed spin-off transaction, our Board of Directors may reduce or eliminate the share repurchase program or our quarterly cash dividend.

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

Energizer's business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.

We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not maintain such insurance on acceptable terms, or at all. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products' reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

We may not be able to attract, retain and develop key personnel.
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future. The proposed spin-off transaction may heighten this risk. Additionally, the escalating costs of offering and administering health care, retirement and other benefits for employees could result in reduced profitability.

We may experience losses or be subject to increased funding and expenses related to our pension plans.

The funding obligations for Energizer's pension plans, including those assumed in the ASR acquisition, are impacted by the performance of the financial markets, interest rates and governmental regulations. While in November 2012, we approved and communicated changes to our U.S. pension plan so that, effective January 1, 2014, the pension benefit earned to date by active participants under the legacy Energizer U.S. pension plan was frozen and future retirement service benefits no longer accrued under this retirement program, our pension obligations are expected to remain significant. If the investment of plan assets does not provide the expected long-term returns, interest rates change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make significant additional pension contributions which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements. If the proposed spin-off transaction is completed, we may need to restore some of our pension plans. As a result, additional contributions may be required.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We have completed a number of significant acquisitions since becoming an independent company in 2000, including, most recently, the acquisition of the Stayfree, Carefree and o.b. brands in the U.S., Canada and the Caribbean in October 2013. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Following the proposed spin-off transaction, our reduced size may make completing desirable acquisitions more challenging.

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

Additional descriptions of risks impacting Energizer appearing under “ENERGIZER HOLDINGS, INC. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” are included in Exhibit 13 attached hereto, which will also appear in the Energizer Holdings, Inc. 2014 Annual Report to Shareholders.

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
Montreal, Quebec, Canada (10)

ADMINISTRATIVE AND
EXECUTIVE OFFICES
St. Louis, MO (1)	Mississauga, Ontario, Canada (1)
Shelton, CT (1)	Cedar Knolls, NJ (1)

(1) Leased (2) Two plants and separate packaging facility (3) Research facility (4) Less than 20% owned interest (5) Bulk packaging or labeling (6) Three facilities, one of which is leased (7) Two facilities, one of which is leased (8) Facility is owned, but land is leased (9) Two facilities (10) Announced closure, anticipated in early 2017.

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

Item 4. Mine Safety Disclosure

None.

Item 4A. Executive Officers Of The Registrant.

 A list of the executive officers of Energizer and their business experience follows. Ages shown are as of December 31, 2014. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Ward M. Klein- Chief Executive Officer of Energizer since January, 2005. Prior to his current position he served as President and Chief Operating Officer from 2004 to 2005, and as President, International from 2002 to 2004. He also served as President and Chief Operating Officer - Asia Pacific and PanAm from 2000 to 2002, as Vice President - Asia Pacific for Energizer from March to September, 2000, as Vice President and Area Chairman, Asia Pacific, Africa and Middle East for battery operations from 1998 to 2000, as Area Chairman, Latin America from 1996-98, as Vice President, General Manager Global Lighting Products, 1994-96 and as Vice President of Marketing, 1992-94. Mr. Klein joined Ralston Purina Company in 1979. Age: 59.

David P. Hatfield- President and Chief Executive Officer, Energizer Personal Care since November, 2007. Prior to his current position and title, he served as President and Chief Executive Officer, Schick-Wilkinson Sword from April to November, 2007, as Executive Vice President and Chief Marketing Officer, Energizer Battery from 2004 to 2007, as Vice President, North American and Global Marketing, from 1999 to 2004. Age: 54.

Alan R. Hoskins- President and Chief Executive Officer, Energizer Household Products since April 2012. Previously, Mr. Hoskins served as Vice President, Asia-Pacific, Africa and Middle East from 2008 to 2012; Vice President, North America Household Products Division from 2005 to 2008; Vice President, Sales and Trade Marketing from 1999 to 2005 and Director, Brand Marketing from 1996 to 1999. Age: 53.

Daniel J. Sescleifer- Executive Vice President and Chief Financial Officer of Energizer since October, 2000. Mr. Sescleifer served as Vice President and Treasurer of Solutia Inc. from July-October, 2000, as Vice President and Treasurer of Ralcorp Holdings, Inc, from 1996 to 2000, and as Director, Corporate Finance of Ralcorp Holdings, Inc. from 1994 to 1996. Mr. Sescleifer has informed the Company that he plans to depart following completion of the proposed spin-off transaction. Age: 52.

Peter J. Conrad- Vice President, Human Resources of Energizer since March, 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997 and served as Vice President, Human Resources from 1997 to 2000. Mr. Conrad served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995 to 1997. Age: 54.

Brandon P. Davis - Vice President, Global Business Transformation of Energizer since October, 2013.  Mr. Davis joined Energizer in 1997 and prior to his current position he served as General Manager of Australia. Prior to that role he served in positions of increasing responsibility including Vice President, Trade Marketing and Vice President, Wal-Mart/Sam's. Age: 41.

Mark S. LaVigne- Vice President, General Counsel and Secretary since April 2012. Previously, Mr. LaVigne served as Vice President, Secretary and Assistant General Counsel from 2010 to 2012 and as a partner in the law firm Bryan Cave LLP from 2007 to 2010. Age: 43.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

ENR Stock is listed on the New York Stock Exchange. As of September 30, 2014, there were approximately 9,800 shareholders of record of the the Company's Common Stock.

     The following table sets forth the range of market prices for ENR Stock for the period from October 1, 2012 to September 30, 2014.

Market Price Range
	FY2014			FY2013
First Quarter	$91.11	-	$113.16	$69.46	-	$83.33
Second Quarter	$92.02	-	$109.42	$80.78	-	$100.25
Third Quarter	$96.34	-	$122.62	$92.43	-	$102.98
Fourth Quarter	$114.17	-	$125.81	$90.59	-	$108.50

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.

The following table sets forth the quarterly dividends paid by the Company over the past two fiscal years.

Quarterly Dividend Payments (per share)	FY2014	FY2013
First Quarter	$0.50	$0.40
Second Quarter	$0.50	$0.40
Third Quarter	$0.50	$0.40
Fourth Quarter	$0.50	$0.50

The Company expects to continue its policy of paying regular quarterly cash dividends, although future dividends may be lower either prior to or following the completion of the proposed spin-off transaction. Future dividends are dependent on future earnings, capital requirements and the Company's financial condition and are declared in the sole discretion of the Company's Board of Directors.

Issuer Purchases of Equity Securities. The following table reports purchases of equity securities during the fourth quarter of fiscal 2014 by Energizer and any affiliated purchasers pursuant to SEC rules, including any treasury shares withheld to satisfy employee withholding obligations upon vesting of restricted stock and the execution of net exercises.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares purchased(1)	Average price paid per shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2014-July 31, 2014	3,164	$122.54	—	5,019,739
August 1, 2014-August 31, 2014	1,802	$118.61	—	5,019,739
September 1, 2014 – September 30, 2014	164	$121.71	—	5,019,739

(1)
5,130 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock or execution of net exercises.

(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. This authorization replaced the prior share repurchase authorization. 1,000,000 shares were repurchased on the open market during the fiscal year under this share repurchase authorization.

Since the end of fiscal 2014 and through the date of this report, the Company has not repurchased any shares of its common stock, exclusive of a small number of shares related to the net settlement of certain stock awards for tax withholding purposes.

From October 1, 2013 through November 14, 2014, an additional 151,410 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

The following graph compares the cumulative 5-year total return provided to shareholders on Energizer Holdings, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2009 and its relative performance is tracked through September 30, 2014. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the Common Stock.
* $100 invested on 9/30/09 in stock or index, including reinvestment of dividends
Fiscal year ending September 30.

Copyright© 2014 S&P, a division of The McGraw - HillCompanies Inc. All rights reserved.

	9/09	9/10	9/11	9/12	9/13	9/14
Energizer Holdings, Inc.	100.00	101.34	100.15	113.13	140.81	193.88
S&P Midcap 400	100.00	117.78	116.27	149.46	190.83	213.37
S&P Household Products	100.00	107.37	118.73	138.33	156.11	178.92

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

 Not applicable.

Item 9A. Controls and Procedures.

 We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Energizer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be set forth in our 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item, which will be in our Proxy Statement under the captions “The Board of Directors and Energizer's Corporate Governance – Director Compensation”, “Executive Compensation,” “The Board of Directors and Energizer's Corporate Governance – Corporate Governance, Risk Oversight and Director Independence – Compensation Committee Interlocks and Insider Participation” and “Nominating and Executive Compensation Committee Report,” is hereby incorporated by reference. The information contained in “Nominating and Executive Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Documents filed with this report:
	1.	Financial statements included as Exhibit 13 attached hereto and incorporated by reference herein:
		-	Report of Independent Registered Public Accounting Firm.
		-	Consolidated Statements of Earnings and Comprehensive Income -- for years ended September 30, 2014, 2013 and 2012.
		-	Consolidated Balance Sheets -- at September 30, 2014 and 2013.
		-	Consolidated Statements of Cash Flows -- for years ended September 30, 2014, 2013 and 2012.
		-	Consolidated Statements of Shareholders’ Equity -- at September 30, 2014, 2013 and 2012.
		-	Notes to Consolidated Financial Statements.
Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.
	2.	Financial Statement Schedules.
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

			3.1	Restated Articles of Incorporation of Energizer Holdings, Inc., incorporated by reference to Exhibit 3.1 of Energizer's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

			3.2	Amended Bylaws of Energizer Holdings, Inc., incorporated by reference to Exhibit 3.2 of Energizer’s Current Report on Form 8-K, filed January 30, 2014).

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

10.20
2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of Energizer's Annual Report on Form 10-K for the year ended September 30, 2008).*

10.21
First Amendment to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).*

10.22
Amendment No. 2 to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).*

10.23
Amendment No. 3 to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).*

10.24
Amendment No. 4 to the 2009 Restatement of Energizer Holdings, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Energizer's Registration Statement on Form S-8 filed November 21, 2012).*

			10.25	Form of 2007 Note Purchase Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed October 17, 2007).

			10.26	Amended Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed October 15, 2008).*

			10.27	Form of Indemnification Agreement between Energizer and W. Klein (incorporated by reference to Exhibit 10 of Energizer's Current Report on Form 8-K filed November 5, 2008).*

			10.28	Form of Change of Control Employment Agreements, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.29	Energizer Holdings, Inc. 2000 Incentive Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.30	Form of Amendment to Certain Restricted Stock Equivalent Award Agreements (incorporated by reference to Exhibit 10.3 of Energizer's Current Report on Form 8-K filed January 6, 2009).*

			10.31	Energizer Holdings, Inc. 2009 Incentive Stock Plan, approved January 26, 2009 (incorporated by reference to Exhibit 4 of Energizer's Registration Statement on Form S-8 filed February 2, 2009).*

			10.32	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Current Report on Form 8-K filed February 10, 2009).*

			10.33	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.34	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.35	Form of Retention Stock Option Award (incorporated by reference to Exhibit 10.3 of Energizer's Amended Current Report on Form 8-K filed October 15, 2009).*

			10.36	The summary of the Company's director compensation program, is hereby incorporated by reference to Energizer's Definitive Proxy Statement for the fiscal year ended September 30, 2013.*

			10.37	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.52 of Energizer's Annual Report on Form 10-K for the fiscal year ended September 30, 2010).*

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

			10.63	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 14, 2012).*

			10.64	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 14, 2012).*

			10.65	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).*

			10.66	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013).*

10.67
Energizer Holdings, Inc. Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).*

			10.68	Form of Executive Officer Strategic Transaction Incentive Agreement.*,**

			10.69	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014.*

			12	Calculation of Earnings to Fixed Charges.**

			13	Portions of the Energizer Holdings, Inc. 2014 Annual Report to Shareholders for the year ended September 30, 2013.**

			21	Subsidiaries of Registrant.**

			23	Consent of Independent Registered Public Accounting Firm.**

			31.1	Section 302 Certification of Chief Executive Officer.**

			31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer.**

			32.1	Section 1350 Certification of Chief Executive Officer.**

			32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.**

101
Attached as Exhibit 101 to this Form 10-K are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2012, 2013 and 2014, (ii) Consolidated Balance Sheets at September 30, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2013 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 2012, 2013 and 2014, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2014. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”**

*Denotes a management contract or compensatory plan or arrangement.
**Denotes filed herewith.
***Exhibits 2.2, 2.3 and 2.4 have been included to provide investors and shareholders with information regarding their terms. Disclosure herein is not intended to provide any factual, business or operational information about Energizer or the other entities referenced therein. The Exhibits contain representations and warranties that the parties to the agreements made solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules in connection with execution of such agreements. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth therein. Moreover, the representations and warranties (i) are subject to materiality standards which may differ from what may be viewed as material by investors and shareholders, (ii) in certain cases, were used for the purpose of allocating risk among the parties rather than establishing matters as facts and (iii) were only made as of the date thereof. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances. Moreover, information concerning the subject matter of such representations and warranties may change after the date of such agreements, which subsequent information may or may not be fully reflected in Energizer's public disclosures. Pursuant to Item 601 (b) (2) of Regulation S-K, schedules have been omitted and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

By	/s/ Ward M. Klein
Ward M. Klein
Chief Executive Officer

Date: November 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Ward M. Klein
Ward M. Klein (principal executive officer)	Chief Executive Officer and Director
/s/ Daniel J. Sescleifer
Daniel J. Sescleifer (principal financial officer)	Executive Vice President and Chief Financial Officer
/s/ Brian K. Hamm
Brian K. Hamm (controller and principal accounting officer)	Vice President and Controller
/s/ J. Patrick Mulcahy
J. Patrick Mulcahy	Chairman of the Board of Directors
/s/ Bill G. Armstrong
Bill G. Armstrong	Director
/s/ Daniel J. Heinrich
Daniel J. Heinrich	Director
/s/ R. David Hoover
R. David Hoover	Director
/s/ John C. Hunter
John C. Hunter	Director
/s/ James C. Johnson
James C. Johnson	Director
/s/ John E. Klein
John E. Klein	Director
/s/ W. Patrick McGinnis
W. Patrick McGinnis	Director
/s/ John R. Roberts
John R. Roberts	Director
Date: November 18, 2014