Form 10-Q
period 2014-12-31
ENERGIZER HOLDINGS INC
filed 2015-01-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on December 31, 2014: 62,139,639.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Three Months Ended December 31, 2014 and 2013	3

Unaudited Consolidated Balance Sheets (Condensed) as of December 31, 2014 and September 30, 2014	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Three Months Ended December 31, 2014 and 2013	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	47

SIGNATURES	48

EXHIBIT INDEX	49

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended December 31,
	2014	2013
Net sales	$1,038.4	$1,113.9
Cost of products sold	549.2	602.1
Gross profit	489.2	511.8

Selling, general and administrative expense	218.3	203.5
Advertising and sales promotion expense	85.1	81.0
Research and development expense	22.0	21.9
Spin restructuring	2.8	—
2013 restructuring	(0.5)	24.4
Interest expense	28.7	31.2
Other financing items, net	(3.4)	(2.0)
Earnings before income taxes	136.2	151.8
Income tax provision	31.1	43.9
Net earnings	$105.1	$107.9

Basic net earnings per share	$1.70	$1.73
Diluted net earnings per share	$1.69	$1.71

Statement of Comprehensive Income:
Net earnings	$105.1	$107.9
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(62.3)	0.2
Pension/postretirement activity, net of tax of $2.0 and $1.5, respectively	4.3	2.8
Deferred gain on hedging activity, net of tax of $1.9 and $0.9, respectively.	4.6	1.4
Total comprehensive income	$51.7	$112.3

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	December 31, 2014	September 30, 2014
Current assets
Cash and cash equivalents	$1,131.6	$1,129.0
Trade receivables, less allowance for doubtful accounts of $13.8 and $13.4, respectively	456.0	495.0
Inventories	643.1	616.9
Other current assets	537.0	488.7
Total current assets	2,767.7	2,729.6
Property, plant and equipment, net	742.4	751.7
Goodwill	1,478.4	1,487.4
Other intangible assets, net	1,837.2	1,847.3
Other assets	107.1	112.7
Total assets	$6,932.8	$6,928.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$220.0	$230.0
Notes payable	484.2	289.5
Accounts payable	342.1	397.1
Other current liabilities	574.9	657.1
Total current liabilities	1,621.2	1,573.7
Long-term debt	1,699.0	1,768.9
Deferred income tax liabilities	487.1	471.1
Other liabilities	586.0	592.7
Total liabilities	4,393.3	4,406.4
Shareholders' equity
Common stock	0.7	0.7
Additional paid-in capital	1,626.6	1,641.3
Retained earnings	1,447.0	1,373.0
Treasury stock	(210.3)	(221.6)
Accumulated other comprehensive loss	(324.5)	(271.1)
Total shareholders' equity	2,539.5	2,522.3
Total liabilities and shareholders' equity	$6,932.8	$6,928.7

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash Flow from Operating Activities
Net earnings	$105.1	$107.9
Non-cash restructuring costs related to asset impairment/ accelerated depreciation	1.4	4.4
Depreciation and amortization	33.2	33.4
Non-cash items included in income, net	8.9	47.3
Other, net	3.7	7.1
Changes in current assets and liabilities used in operations	(184.3)	(149.0)
Net cash (used by)/from operating activities	(32.0)	51.1

Cash Flow from Investing Activities
Capital expenditures	(15.3)	(20.3)
Acquisitions, net of cash acquired	(11.1)	(185.3)
Proceeds from sale of assets	1.8	3.5
Net cash used by investing activities	(24.6)	(202.1)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(80.0)	—
Net increase in debt with original maturities of 90 days or less	188.2	58.3
Cash dividends paid	(31.1)	(31.3)
Proceeds from issuance of common stock, net	1.4	2.0
Excess tax benefits from share-based payments	8.4	4.0
Net cash from financing activities	86.9	33.0

Effect of exchange rate changes on cash	(27.7)	1.2

Net increase/(decrease) in cash and cash equivalents	2.6	(116.8)
Cash and cash equivalents, beginning of period	1,129.0	998.3
Cash and cash equivalents, end of period	$1,131.6	$881.5

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2014
(In millions, except per share data – Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events and has determined no disclosure is necessary beyond those events disclosed herein. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for Energizer Holdings, Inc. (the Company) for the year ended September 30, 2014 included in the Annual Report on Form 10-K dated November 18, 2014.

Note 1 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives (including spin restructuring and the 2013 restructuring detailed below), acquisition, integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion from segment results of charges such as other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects management's view on how it evaluates segment performance.

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

For the quarter ended December 31, 2014, the Company recorded pre-tax income of $0.5 related to its 2013 restructuring, which was driven by the gain on the sale of our Asia battery packaging facility of $11.0 offset by $10.5 of pre-tax restructuring related charges incurred in the current quarter as compared to pre-tax expense of $24.4 in the prior year quarter. The 2013 restructuring charges, net were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.2 for the quarter ended December 31, 2014 and $2.3 for the quarter ended December 31, 2013, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in Selling, general and administrative (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 4 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care divisions into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For the quarter ended December 31, 2014, $40.8 of pre-tax charges were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, the Company recorded $2.8 in pre-tax spin restructuring charges related to the proposed spin-off transaction for the quarter ended December 31, 2014. The spin restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

In connection with the feminine care acquisition, the Company recorded pre-tax acquisition/integration costs of $4.9 for the quarter ended December 31, 2013. These amounts are not reflected in the Personal Care segment, but rather are presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

For the quarter ended December 31, 2013, the Company recorded a pre-tax inventory valuation adjustment of approximately $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Approximately $6.4 of this amount was recorded within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition for the quarter ended December 31, 2013. The remaining amount of the inventory valuation adjustment was recorded to Cost of products sold during the second fiscal quarter of 2014, upon the subsequent sale of the remaining inventory. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

Segment sales and profitability for the quarter ended December 31, 2014 and 2013, respectively, are presented below.

	For the quarter ended December 31,
	2014	2013
Net Sales
Personal Care	$537.1	$550.2
Household Products	501.3	563.7
Total net sales	$1,038.4	$1,113.9

	For the quarter ended December 31,
	2014	2013
Segment Profit
Personal Care	$116.2	$130.3
Household Products	121.2	133.4
Total segment profit	237.4	263.7

General corporate and other expenses	(28.5)	(40.2)
2013 restructuring, net (1)	0.3	(26.7)
Spin restructuring	(2.8)	—
Spin costs	(40.8)	—
Feminine care acquisition/integration costs	—	(4.9)
Acquisition inventory valuation	—	(6.4)
Amortization of intangibles	(4.1)	(4.5)
Interest and other financing items	(25.3)	(29.2)
Total earnings before income taxes	$136.2	$151.8

(1) Includes pre-tax costs of $0.2 for the quarter ended December 31, 2014 and $2.3 for the quarter ended December 31, 2013, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended December 31,
Net Sales	2014	2013
Wet Shave	$342.5	$365.2
Alkaline batteries	327.9	365.6
Other batteries and lighting products	173.4	198.1
Feminine Care	95.8	80.9
Skin Care	54.3	56.2
Infant Care	30.9	35.3
Other personal care products	13.6	12.6
Total net sales	$1,038.4	$1,113.9

Total assets by segment are presented below:

	December 31, 2014	September 30, 2014
Personal Care	$1,274.6	$1,241.6
Household Products	848.5	882.1
Total segment assets	2,123.1	2,123.7
Corporate	1,494.1	1,470.3
Goodwill and other intangible assets, net	3,315.6	3,334.7
Total assets	$6,932.8	$6,928.7

Note 2 - Proposed Spin-off Transaction
As announced on April 30, 2014, the Company is pursuing a plan to separate the Company’s Household Products and Personal Care segments into two independent, publicly traded companies. The separation is planned as a tax-free spin-off to the Company’s shareholders and is expected to be completed by July 1, 2015. The proposed separation is subject to further due diligence as appropriate and customary conditions, including receipt of regulatory approvals, an opinion of counsel regarding the tax-free nature of the separation, the effectiveness of a Form 10 filing with the Securities and Exchange Commission, and final approval by the Company's Board of Directors.

The Company is incurring incremental costs to evaluate, plan and execute the transaction. In addition, the Company plans to execute certain restructuring initiatives in order to prepare both businesses to operate as stand-alone entities. The restructuring initiatives include efforts to:

•	Adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	Centralize certain back-office functions to increase efficiencies;

•	Outsource certain non-core transactional activities; and

•	Reduce headcount to optimize the cost structures of each stand-alone business

The spin restructuring initiative savings are targeted to offset incremental costs expected to be incurred to develop the stand-alone organizations.

The Company estimates total spin-off and spin restructuring related costs through the close of the spin-off will be approximately $350 to $425.
•$200 to $225 related to the transaction evaluation, planning and execution
•$150 to $200 related to spin restructuring initiatives.

These estimates are based on currently known facts and may change materially as future operating decisions are made. These estimates do not include costs related to potential debt breakage, potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant. In connection with the spin, we are assessing our strategy with respect to our international cash balances as well as the repayment of scheduled debt maturities and may change our approach in the future.
For the quarter ended December 31, 2014 and on a project-to-date basis, the Company incurred $40.8 and $85.5, respectively, in pre-tax spin costs that were recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). In addition, $2.8 was incurred in the current quarter and on a project-to-date basis for spin restructuring related charges that were recorded on a separate line item on the Consolidated Statement of Earnings and Comprehensive Income (Condensed), all of which related to severance costs. As of December 31, 2014, no severance costs have been paid and the related liability is included in Other current liabilities on the Consolidated Balance Sheet (Condensed).

The Company did not include the spin restructuring costs in the results of its reportable segments. The estimated pre-tax impact of allocating such charges to segment results would have been $1.4 to our Personal Care segment, $1.1 to our Household Products segment and $0.3 to Corporate.

Note 3 - Acquisitions

Feminine Care Acquisition

In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson for an aggregate cash purchase price of $187.1, inclusive of a $1.8 working capital adjustment, which was finalized and settled in April 2014. The Company financed the feminine care acquisition with approximately $135 of available foreign cash and $50 obtained from borrowings under the Company’s available committed bank facilities. Liabilities assumed as a result of the feminine care acquisition were limited primarily to certain employee benefit obligations. The Company combined these acquired brands within its existing feminine care business in the Personal Care segment. Combining these complementary businesses with our existing feminine care products provides the Company with brands in each of the key feminine hygiene categories. There were no contingent payments, options or commitments associated with the feminine care acquisition.

As of March 31, 2014, the purchase price allocation for the feminine care acquisition was complete. We determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price, in accordance with accounting guidance for business combinations. The Company estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using both a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.

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

Household Products Acquisition

On December 12, 2014, the Company completed an acquisition related to the Household Products business for approximately $11, primarily related to the purchase of fixed assets. The estimated value for assets acquired and liabilities assumed will be adjusted when the final purchase price allocations are complete. Any changes to the preliminary estimates will be allocated to residual goodwill and reflected from the acquisition date. The Company has developed a preliminary estimate of the fair values for purposes of allocating the purchase price, but this is subject to change as we complete our valuation activities. The purchase price allocation is not complete due to the timing of the acquisition and is expected to be finalized no later than June 30, 2015. The Company expects this transaction will result in little to no goodwill.

Note 4 – 2013 Restructuring
In November 2012, the Company's Board of Directors authorized an enterprise-wide restructuring plan and delegated authority to the Company's management to determine the final actions with respect to this plan.

As previously disclosed, the primary objectives of the 2013 Restructuring included reduction in workforce, consolidation of G&A functional support across the organization, reduced overhead spending, creation of a center-led purchasing function and rationalization and streamlining of the Household Products operating facilities, product portfolio and marketing organization.

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

For the three months ended December 31, 2014 and 2013, the Company recorded pre-tax (income)/expense related to the 2013 restructuring project. The Company does not include the 2013 restructuring project costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Quarter Ended December 31, 2014
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	3.1	0.1	—	3.2
Accelerated depreciation	1.4	—	—	1.4
Consulting, program management and other exit costs	3.8	1.2	0.9	5.9
Net (gain)/loss on asset sales	—	(11.0)	—	(11.0)
Total	8.3	(9.7)	0.9	(0.5)

	Quarter Ended December 31, 2013
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	1.6	3.9	0.4	5.9
Accelerated depreciation	—	4.4	—	4.4
Consulting, program management and other exit costs	3.7	9.9	0.5	14.1
Total	5.3	18.2	0.9	24.4

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.2 for the quarter ended December 31, 2014 and $2.3 for the quarter ended December 31, 2013, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). These information technology costs are considered part of the total project costs incurred for the restructuring initiative.

Total project-to-date costs associated with the 2013 restructuring project are approximately $260, of which, approximately $49 relates to non-cash asset impairment and accelerated depreciation charges, approximately $85 relates to severance and related benefit costs, and approximately $137 relates to consulting, program management and other exit costs. Consulting, program management and other exit costs are inclusive of approximately $17 in certain information technology enablement costs (included in SG&A) and approximately $7 in obsolescence charges (included in Cost of products sold), both of which are considered part of the overall restructuring project. These costs were partially offset by project to date net gains of approximately $9, primarily relating to the gain on sale of the Asia battery packaging facility (recorded in the first fiscal quarter of 2015) and offset by losses on other asset disposals in the prior year.

The Company expects to incur over $300 of restructuring (pre-tax) related charges through June 30, 2015. Estimated total project restructuring costs are projected to be $350 through fiscal 2016, consistent with our prior estimate. The remaining cost primarily relates to the Personal Care segment.

A summary of the remaining estimated costs for the 2013 restructuring project is as follows. These amounts are inclusive of the expanded scope initiatives described above. Total, as well as category ranges, are estimates.

•	Approximately $5-$10 related to plant closure and accelerated depreciation charges,

•	Approximately $30-$40 related to severance and related benefit costs,

•	Approximately $5-$10 related to consulting and program management, and

•	Approximately $30-$35 related to other restructuring related costs.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the restructuring) for the first quarter of fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	December 31, 2014
Severance & Termination Related Costs	$22.1	$3.2	$(0.7)	$(3.0)	$—	$21.6
Asset Impairment/Accelerated Depreciation	—	1.4	—	—	(1.4)	—
Other Related Costs	4.3	5.9	—	(5.3)	(0.1)	4.8
Net (gain)/loss on asset sales	—	(11.0)	12.3	1.7	(3.0)	—
Total	$26.4	$(0.5)	$11.6	$(6.6)	$(4.5)	$26.4
(a) Includes the impact of currency translation as well as the receivable associated with the sale of the Asia battery packaging facility during the first quarter. The remaining cash proceeds for the transaction were collected subsequent to the quarter end in January 2015.

Note 5 - Venezuela
Effective January 1, 2010 and continuing through December 31, 2014, the financial statements for our Venezuela subsidiary are consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

On February 13, 2013, the Venezuela government devalued the Bolivar Fuerte relative to the U.S. dollar. The revised official exchange rate moved from 4.30 bolivars per U.S. dollar to an exchange rate of 6.30 bolivars per U.S. dollar. The Central Government also suspended the alternate currency market administered by the central bank known as SITME that made U.S. dollars available at a rate higher than the previous official rate, generally in the range of 5.50 bolivars per U.S. dollar. As a result of the devaluation noted above and the elimination of the SITME market, the Company revalued its net monetary assets at March 31, 2013 using the revised official rate of 6.30 bolivars per U.S. dollar. Thus, the Company recorded a devaluation charge of approximately $6 during the second fiscal quarter of fiscal 2013, due primarily to the devaluation of local currency cash balances. This charge was included in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income. The official exchange rate is determined and administered by the Cadivi/Cencoex System (the National Center for International Trade that administers the authorization for the acquisition and the actual payment of foreign currency conducted for essential imports).

On January 24, 2014, the Venezuelan government issued Exchange Agreement No. 25, which stated the rate of exchange established in the most recent SICAD I auction will be used for payments related to international investments, royalties and the use and exploitation of patents, trademarks, licenses, franchises and technology.

On March 10, 2014, the Venezuelan government announced the inception of the SICAD II program as an additional mechanism to purchase foreign currency. The SICAD II program does not supersede the Cadivi/Cencoex for essential imports (currently at 6.30 bolivars per U.S. dollar) nor SICAD I (equal to 12.00 bolivars per U.S. dollar as of December 31, 2014).

Thus far, the Company has not been invited to participate in the SICAD I auction process nor chosen to utilize the SICAD II auction system. Whether we will be able to access or participate in either SICAD system in the foreseeable future or what volume of currency exchange we would be able to transact through these alternative mechanisms is unknown at the present time. We continue to monitor these situations, including the impact restrictions may have on our future business operations. At this time, the Company is unable to predict with any degree of certainty how recent and future developments in Venezuela will affect our Venezuela operations.

The Company’s overall results in Venezuela are reflected in the Consolidated Financial Statements at the official exchange rate equal to 6.30 bolivars per U.S. dollar for the quarters ended December 31, 2014 and 2013, respectively. Through December 31, 2014, the Company received approximately $9.5 of payments at the 6.30 per

U.S. dollar rate for household and personal care products previously imported in accordance with Non National Production Certificates (CNP) executed between the Company and the Venezuela government. In addition, the Company is awaiting payment for an additional $7.8 as of December 31, 2014 (at the 6.30 per U.S. dollar rate) for household and personal care products imported in accordance with the second CNP executed between the Company and the Venezuela government.

Depending on the ultimate transparency and liquidity of the SICAD I and II markets, it is possible that in future periods the Company may need to remeasure a portion or substantially all of its net monetary balances at a rate other than the official exchange rate of 6.30 currently being used. To the extent that the SICAD I or II rates are higher than the official exchange rate at the time our net monetary balances are remeasured, this could result in an additional devaluation charge, which could be material. In addition, operating results translated using a rate higher than the official exchange rate of 6.30 bolivars to one U.S. dollar would result in a reduction in earnings, which could be material.

At December 31, 2014, the Company had approximately $81 in net monetary assets in Venezuela at the official exchange rate of 6.30 to one U.S. dollar. However, due to the future uncertainty and volatility of the foreign exchange markets in Venezuela, we believe that any future remittance of our local currency cash balances from Venezuela would be substantially less than the amount recorded as of December 31, 2014 on our Consolidated Balance Sheets per U.S. GAAP. As such, we cannot give assurance as to the exchange rate at which such balances might be converted in the future and/or when we might be able to repatriate such balances, if at all. U.S. GAAP does not permit the establishment of reserves against cash balances, and for this reason we have not done so. Our inability to convert such balances into U.S. dollars at a favorable exchange rate and to repatriate them could have a material effect on the results of our operations.

A devaluation or change in accounting position could have a material effect on the results of our operations. We have noted the recent public announcements by certain SEC registrants relative to changes made in the accounting for their Venezuela operations, including de-consolidation and translating their results at the SICAD II exchange rate.  We have been and continue to evaluate the appropriate accounting as it relates to our Venezuelan operations, including these options recently announced. Had we concluded that de-consolidation of our Venezuelan operations was appropriate at December 31, 2014, such a conclusion would have resulted in a pre-tax charge in excess of $100.

Transactions executed through SICAD I and SICAD II auctions as of December 31, 2014 were at a rate of 12.00 and 49.86 Bolivares Fuertes to one U.S. dollar, respectively. If the Company were to revalue at either the SICAD I and SICAD II rates, the estimated pre-tax devaluation charge of its net monetary assets as compared to the official exchange rate of 6.30 bolivars to one U.S. dollar would equal approximately $39 and $71, respectively.

Although we do not believe a change in the accounting for our Venezuelan operations (including the use of the official exchange rate) is necessary at December 31, 2014, it is reasonably possible we could conclude a change is necessary in the near-term and the impact would be material as discussed above.

Net sales for Venezuela represented approximately 1.2% of consolidated net sales and Venezuela net income contributed approximately $0.03 to our total consolidated earnings per diluted share for the quarter ended December 31, 2014.

Note 6 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $6.3 for the quarter ended December 31, 2014 and $8.3 for the quarter ended December 31, 2013 and were recorded in SG&A. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $2.3 for the quarter ended December 31, 2014 and $3.1 for the quarter ended December 31, 2013.

Restricted Stock Equivalents (RSE) - (In whole dollars and total shares)

In November 2014, which is fiscal 2015, the Company granted RSE awards to a group of key employees which included approximately 146,300 shares that vest ratably over four years or upon death, disability or change of control. The Company also granted additional RSE awards to a group of key executives totaling 113,300 shares which vest on the second anniversary of the date of the grant or upon death, disability or change of control and potential pro rata vesting for retirement based on age and service requirements. The closing stock price on the date of the grant used to determine the award fair value was $128.47.

Note 7 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2014 and 2013, respectively.

(in millions, except per share data)	Quarter Ended December 31,
	2014	2013
Numerator:
Net earnings for basic and dilutive earnings per share	$105.1	$107.9
Denominator:
Weighted-average shares - basic	62.0	62.5
Effect of dilutive securities:
Stock options	—	0.1
Restricted stock equivalents	0.4	0.5
Total dilutive securities	0.4	0.6
Weighted-average shares - diluted	62.4	63.1
Basic net earnings per share	$1.70	$1.73
Diluted net earnings per share	$1.69	$1.71

For the quarter ended December 31, 2014 and 2013, there were no shares considered anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e. have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the securities is not included in the computation.

Note 8 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2014 and December 31, 2014.

	Household Products	Personal Care	Total
Balance at October 1, 2014	$37.1	$1,450.3	$1,487.4
Cumulative translation adjustment	(0.6)	(8.4)	(9.0)
Balance at December 31, 2014	$36.5	$1,441.9	$1,478.4

Total amortizable intangible assets at December 31, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames/Brands	$18.5	$13.0	$5.5
Technology and patents	77.6	63.3	14.3
Customer-related/Other	163.5	68.9	94.6
Total amortizable intangible assets	$259.6	$145.2	$114.4

Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2015 and the years ending September 30, 2016, 2017, 2018, 2019 and 2020 is approximately $11.6, $15.7, $15.3, $7.8, $6.5 and $5.9, respectively, and $51.6 thereafter.

The Company had indefinite-lived intangible assets of $1,722.8 ($1,643.6 in Personal Care and $79.2 in Household Products) at December 31, 2014, a decrease of $4.3 from September 30, 2014 due to changes in foreign currency translation rates.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As part of the fiscal 2014 testing, no impairment was indicated. Future changes in the judgments, assumptions and estimates that are used in our impairment testing including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future.

Note 9 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings.

The Company also sponsors or participates in a number of other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.

The Company’s net periodic pension benefit cost for these plans are as follows:

	Quarter Ended December 31,
	2014	2013
Service cost	$2.3	$3.7
Interest cost	12.2	13.8
Expected return on plan assets	(17.8)	(17.5)
Amortization of prior service cost	0.1	—
Amortization of unrecognized net loss	2.5	4.7
Settlement charge	—	0.1
Net periodic benefit cost	$(0.7)	$4.8

Effective January 1, 2014, benefits under the U.S. pension plan were frozen and future service benefits are no longer being accrued. As a result, the amortization period for unrecognized gains and losses was changed for fiscal

2015 and beyond from the average remaining service period of active employees to the average remaining life expectancy of all plan participants. Because unrecognized losses currently exist, this change will result in a decrease in future pension expense due to the longer amortization period being applied.

Note 10 – Debt
The Company’s total borrowings were $2,403.2 at December 31, 2014, including $484.2 tied to variable interest rates. The Company maintains total committed debt facilities of $2,528.2.

The detail of long-term debt for the dates indicated is as follows:

	December 31, 2014	September 30, 2014
Private Placement, fixed interest rates ranging from 5.2% to 6.6%, due 2015 to 2017	$820.0	$900.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	499.0	498.9
Total long-term debt, including current maturities	1,919.0	1,998.9
Less current portion	220.0	230.0
Total long-term debt	$1,699.0	$1,768.9

Notes payable at December 31, 2014 and September 30, 2014 consisted of notes payable to financial institutions with original maturities of less than one year of $484.2 and $289.5, respectively, and had a weighted-average interest rate of 1.9% and 2.1%, respectively.

The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450 at December 31, 2014. The Company had outstanding borrowings of $325.0 under our revolving credit facility, recorded within notes payable and $14.2 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $110.8 remains available as of December 31, 2014.

Advances under the Company's $150 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in Notes payable on the balance sheet. At December 31, 2014 and September 30, 2014, $134.5 and $133.5, respectively, was outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $24.7 and $21.0 as of December 31, 2014 and September 30, 2014, respectively.

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

The Company’s ratio of indebtedness to its EBITDA was 3.0 to 1, and the ratio of its EBIT to total interest expense was 5.1 to 1, as of December 31, 2014. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Aggregate maturities of long-term debt, including current maturities, at December 31, 2014 are as follows: $220.0 in one year, $290.0 in two years, $310.0 in three years, zero in four years, zero in five years and $1,100.0 thereafter. At this time, the Company intends to repay only scheduled debt maturities over the course of the next fiscal year.

At December 31, 2014, substantially all of the Company's cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on certain undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings outside the U.S. indefinitely.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Note 11 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. In April 2012, the Board of Directors approved the repurchase of up to ten million shares. During the quarter ended December 31, 2014, the Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On November 3, 2014, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2015 of $0.50 per share of Common Stock, which was paid on December 16, 2014. The dividend paid totaled $31.1.

Subsequent to the quarter, on January 26, 2015, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2015 of $0.50 per share of Common Stock, which will be paid on March 18, 2015 and is expected to be approximately $31.

Note 12 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at December 31, 2014 and September 30, 2014, as well as the Company’s objectives and strategies for holding derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2014 and September 30, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Venezuela Currency Risk See Note 5 to the Condensed Financial Statements for further information on Venezuela currency risk.

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2014, the Company had $484.2 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Cash Flow Hedges At December 31, 2014, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $21.0 and $14.5 at December 31, 2014 and September 30, 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2014 levels over the next twelve months, approximately $20.5 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2014, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016. There were 80 open foreign currency contracts at December 31, 2014 with a total notional value of approximately $291.

Derivatives not Designated in Hedging Relationships The Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The contract matured in November 2014. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company’s deferred compensation liability, which is cash flow from operations.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2014 and December 31, 2013 resulted in income of $5.1 and $8.8, respectively, and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 13 open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2014, with a total notional value of approximately $220.

The following table provides estimated fair values as of December 31, 2014 and September 30, 2014, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter ended December 31, 2014 and 2013.

	At December 31, 2014	For the Quarter Ended December 31, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$21.0	$12.1	$5.6
Total	$21.0	$12.1	$5.6

	At September 30, 2014	For the Quarter Ended December 31, 2013
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$14.5	$4.6	$2.3
Total	$14.5	$4.6	$2.3

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items, net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of December 31, 2014 and September 30, 2014, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter ended December 31, 2014 and 2013, respectively.

	At December 31, 2014	For the Quarter Ended December 31, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$0.5
Foreign currency contracts	—	5.1
Total	$—	$5.6

	At September 30, 2014	For the Quarter Ended December 31, 2013
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)
Share option	$5.6	$7.4
Foreign currency contracts	3.3	8.8
Total	$8.9	$16.2

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.

(2)	The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

The following table provides financial assets and liabilities as of December 31, 2014 and September 30, 2014 as required by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At December 31, 2014			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$24.9	$(0.1)	$24.8	$19.8	$(0.4)	$19.4

Offsetting of derivative liabilities

		At December 31, 2014			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(3.8)	$—	$(3.8)	$(1.8)	$0.2	$(1.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of December 31, 2014 and September 30, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	December 31, 2014	September 30, 2014
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(128.6)	$(157.3)
Derivatives - Foreign Currency Contracts	21.0	17.8
Share Option	—	5.6
Net Liabilities at estimated fair value	$(107.6)	$(133.9)

The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

At December 31, 2014 and September 30, 2014, the Company had no level 1 or level 3 financial assets or liabilities.

At December 31, 2014 and September 30, 2014, the fair market value of fixed rate long-term debt was $1,957.3 and $2,056.5, respectively, compared to its carrying value of $1,919.0 and $1,998.9, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At December 31, 2014, the estimated fair value of foreign currency contracts, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Note 13 – Accumulated Other Comprehensive (Loss)/Income
The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension/Postretirement Activity	Hedging Activity	Total
Balance at September 30, 2014	$(78.2)	$(202.8)	$9.9	$(271.1)
OCI before reclassifications	(62.3)	2.7	(9.9)	(69.5)
Reclassifications to earnings	—	1.6	14.5	16.1
Balance at December 31, 2014	$(140.5)	$(198.5)	$14.5	$(324.5)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended December 31, 2014	For the Quarter Ended December 31, 2013
Details of AOCI Components	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$21.0	$2.3	Other financing items, net
	21.0	2.3	Total before tax
	(6.5)	(1.1)	Tax (expense)/benefit
	$14.5	$1.2	Net of tax
Amortization of defined benefit pension/postretirement items
Prior service costs	0.1	—	(2)
Actuarial losses	2.3	4.7	(2)
Settlement gain	—	0.1	(2)
	2.4	4.8	Total before tax
	(0.8)	(1.7)	Tax (expense)/benefit
	$1.6	$3.1	Net of tax
Total reclassifications for the period	$16.1	$4.3	Net of tax

(1)	Amounts in parentheses indicate debits to profit/loss.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 9 for further details).

Note 14 – Supplemental Financial Statement Information

	December 31, 2014	September 30, 2014
Inventories
Raw materials and supplies	$98.3	$92.6
Work in process	130.4	120.3
Finished products	414.4	404.0
Total inventories	$643.1	$616.9
Other Current Assets
Miscellaneous receivables	$78.1	$74.4
Deferred income tax benefits	137.6	136.3
Prepaid expenses	138.0	117.3
Value added tax collectible from customers	52.4	48.0
Income taxes receivable	90.9	71.1
Other	40.0	41.6
Total other current assets	$537.0	$488.7
Property, Plant and Equipment
Land	$41.6	$42.5
Buildings	292.4	296.4
Machinery and equipment	1,811.9	1,804.6
Construction in progress	53.5	53.4
Total gross property	2,199.4	2,196.9
Accumulated depreciation	(1,457.0)	(1,445.2)
Total property, plant and equipment, net	$742.4	$751.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$98.9	$106.0
Accrued trade allowances	91.4	82.6
Accrued salaries, vacations and incentive compensation	54.2	113.2
Income taxes payable	50.5	42.5
Returns reserve	20.2	45.4
2013 restructuring reserve	26.4	26.4
Spin-off accrual	30.8	12.9
Other	202.5	228.1
Total other current liabilities	$574.9	$657.1
Other Liabilities
Pensions and other retirement benefits	$325.4	$342.3
Deferred compensation	162.2	157.8
Other non-current liabilities	98.4	92.6
Total other liabilities	$586.0	$592.7

Note 15 – Recently issued accounting pronouncements
No new accounting pronouncements issued during the quarter are expected to have a material impact on the Consolidated Financial Statements.

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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$610.5	$630.2	$(202.3)	$1,038.4
Cost of products sold	—	376.4	373.5	(200.7)	549.2
Gross Profit	—	234.1	256.7	(1.6)	489.2

Selling, general and administrative expense	24.0	96.1	98.2	—	218.3
Advertising and sales promotion expense	—	45.7	39.5	(0.1)	85.1
Research and development expense	—	21.4	0.6	—	22.0
Spin restructuring	—	0.9	1.9	—	2.8
2013 restructuring	—	5.6	(6.1)	—	(0.5)
Interest expense	27.8	—	0.9	—	28.7
Intercompany interest (income)/expense	(27.3)	27.3	—	—	—
Other financing items, net	—	0.2	(3.6)	—	(3.4)
Intercompany service fees	—	1.3	(1.3)	—	—
Equity in earnings of subsidiaries	(125.0)	(101.3)	—	226.3	—
Earnings before income taxes	100.5	136.9	126.6	(227.8)	136.2
Income tax provision	(4.6)	14.8	22.4	(1.5)	31.1
Net earnings	$105.1	$122.1	$104.2	$(226.3)	$105.1

Statement of Comprehensive Income:
Net Earnings	$105.1	$122.1	$104.2	$(226.3)	$105.1
Other comprehensive (loss)/income, net of tax	(53.4)	(34.5)	(54.1)	88.6	(53.4)
Total comprehensive income	$51.7	$87.6	$50.1	$(137.7)	$51.7

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended December 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$626.2	$643.4	$(155.7)	$1,113.9
Cost of products sold	—	389.8	366.1	(153.8)	602.1
Gross Profit	—	236.4	277.3	(1.9)	511.8

Selling, general and administrative expense	—	101.2	102.3	—	203.5
Advertising and sales promotion expense	—	44.8	36.3	(0.1)	81.0
Research and development expense	—	21.4	0.5	—	21.9
2013 restructuring	—	17.7	6.7	—	24.4
Interest expense	30.1	—	1.1	—	31.2
Intercompany interest (income)/expense	(29.6)	29.6	—	—	—
Other financing items, net	—	0.1	(2.1)	—	(2.0)
Intercompany service fees	—	2.1	(2.1)	—	—
Equity in earnings of subsidiaries	(109.4)	(100.2)	—	209.6	—
Earnings before income taxes	108.9	119.7	134.6	(211.4)	151.8
Income tax provision	1.0	13.7	31.0	(1.8)	43.9
Net earnings	$107.9	$106.0	$103.6	$(209.6)	$107.9

Statement of Comprehensive Income:
Net Earnings	$107.9	$106.0	$103.6	$(209.6)	$107.9
Other comprehensive income/(loss), net of tax	4.4	(1.9)	1.9	—	4.4
Total comprehensive income	$112.3	$104.1	$105.5	$(209.6)	$112.3

	Consolidated Balance Sheets (Condensed)
	December 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$4.4	$1,127.2	$—	$1,131.6
Trade receivables, net (a)	—	8.3	447.7	—	456.0
Inventories	—	380.1	304.2	(41.2)	643.1
Other current assets	—	283.1	240.6	13.3	537.0
Total current assets	—	675.9	2,119.7	(27.9)	2,767.7
Investment in subsidiaries	7,351.4	2,282.1	—	(9,633.5)	—
Intercompany receivables, net (b)	—	4,065.3	426.7	(4,492.0)	—
Intercompany notes receivable (b)	1,934.7	1.9	12.1	(1,948.7)	—
Property, plant and equipment, net	—	411.4	331.0	—	742.4
Goodwill	—	1,086.5	391.9	—	1,478.4
Other intangible assets, net	—	1,649.6	187.6	—	1,837.2
Other assets	7.7	31.3	68.1	—	107.1
Total assets	$9,293.8	$10,204.0	$3,537.1	$(16,102.1)	$6,932.8

Liabilities and Shareholders' Equity
Current liabilities	$563.4	$412.7	$645.1	$—	$1,621.2
Intercompany payables, net (b)	4,491.9	—	—	(4,491.9)	—
Intercompany notes payable (b)	—	1,946.8	1.9	(1,948.7)	—
Long-term debt	1,699.0	—	—	—	1,699.0
Deferred income tax liabilities	—	456.7	30.4	—	487.1
Other liabilities	—	408.2	177.9	(0.1)	586.0
Total liabilities	6,754.3	3,224.4	855.3	(6,440.7)	4,393.3
Total shareholders' equity	2,539.5	6,979.6	2,681.8	(9,661.4)	2,539.5
Total liabilities and shareholders' equity	$9,293.8	$10,204.0	$3,537.1	$(16,102.1)	$6,932.8

(a) Trade receivables, net for the Non-Guarantors includes $213.9 at December 31, 2014 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Balance Sheets (Condensed)
	September 30, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3.3	$1,125.7	$—	$1,129.0
Trade receivables, net (a)	—	6.5	488.5	—	495.0
Inventories	—	336.9	321.0	(41.0)	616.9
Other current assets	0.1	253.2	223.6	11.8	488.7
Total current assets	0.1	599.9	2,158.8	(29.2)	2,729.6
Investment in subsidiaries	7,287.0	2,204.6	—	(9,491.6)	—
Intercompany receivables, net (b)	—	4,336.9	337.3	(4,674.2)	—
Intercompany notes receivable (b)	2,038.3	1.9	12.6	(2,052.8)	—
Property, plant and equipment, net	—	417.6	334.1	—	751.7
Goodwill	—	1,086.5	400.9	—	1,487.4
Other intangible assets, net	—	1,653.2	194.1	—	1,847.3
Other assets	8.3	35.0	69.4	—	112.7
Total assets	$9,333.7	$10,335.6	$3,507.2	$(16,247.8)	$6,928.7

Liabilities and Shareholders' Equity
Current liabilities	$368.3	$531.4	$674.0	$—	$1,573.7
Intercompany payables, net (b)	4,674.2	—	—	(4,674.2)	—
Intercompany notes payable (b)	—	2,050.9	1.9	(2,052.8)	—
Long-term debt	1,768.9	—	—	—	1,768.9
Deferred income tax liabilities	—	442.3	28.8	—	471.1
Other liabilities	—	410.3	182.4	—	592.7
Total liabilities	6,811.4	3,434.9	887.1	(6,727.0)	4,406.4
Total shareholders' equity	2,522.3	6,900.7	2,620.1	(9,520.8)	2,522.3
Total liabilities and shareholders' equity	$9,333.7	$10,335.6	$3,507.2	$(16,247.8)	$6,928.7

(a) Trade receivables, net for the Non-Guarantors includes $247.9 at September 30, 2014 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For the Three Months Ended December 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from/(used by) operations	$25.3	$(88.9)	$31.6	$—	$(32.0)
Cash Flow from Investing Activities
Capital expenditures	—	(9.3)	(6.0)	—	(15.3)
Acquisitions, net of cash acquired	—	(11.1)	—	—	(11.1)
Proceeds from sale of assets	—	—	1.8	—	1.8
Proceeds from intercompany notes	80.0	—	—	(80.0)	—
Intercompany receivable/payable, net	(190.0)	4.0	(3.9)	189.9	—
Payment for equity contributions	—	(0.6)	—	0.6	—
Net cash (used by)/from investing activities	(110.0)	(17.0)	(8.1)	110.5	(24.6)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(80.0)	—	—	—	(80.0)
Net increase in debt with original maturities of 90 days or less	190.0	(6.9)	5.1	—	188.2
Payments for intercompany notes	—	(80.0)	—	80.0	—
Cash dividends paid	(31.1)	—	—	—	(31.1)
Proceeds from issuance of common stock, net	1.4	—	—	—	1.4
Excess tax benefits from share- based payments	8.4	—	—	—	8.4
Intercompany receivable/payable, net	(4.0)	193.9	—	(189.9)	—
Proceeds for equity contributions	—	—	0.6	(0.6)	—
Net cash from/(used by) financing activities	84.7	107.0	5.7	(110.5)	86.9
Effect of exchange rate changes on cash	—	—	(27.7)	—	(27.7)
Net increase in cash and cash equivalents	—	1.1	1.5	—	2.6
Cash and cash equivalents, beginning of period	—	3.3	1,125.7	—	1,129.0
Cash and cash equivalents, end of period	$—	$4.4	$1,127.2	$—	$1,131.6

	Consolidated Statements of Cash Flows (Condensed)
	For the Three Months Ended December 31, 2013
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(10.8)	$30.2	$34.4	$(2.7)	$51.1
Cash Flow from Investing Activities
Capital expenditures	—	(12.0)	(8.3)	—	(20.3)
Acquisitions, net of cash acquired		(50.1)	(135.2)	—	(185.3)
Proceeds from sale of assets	—	3.3	0.2	—	3.5
Proceeds from intercompany notes	—	0.4	—	(0.4)	—
Intercompany receivable/payable, net	(30.0)	(28.1)	(28.0)	86.1	—
Payment for equity contributions	—	(0.7)	—	0.7	—
Net cash (used by)/from investing activities	(30.0)	(87.2)	(171.3)	86.4	(202.1)
Cash Flow from Financing Activities
Net increase in debt with original maturities of 90 days or less	30.0	(3.9)	32.2	—	58.3
Payments for intercompany notes	—	—	(0.4)	0.4	—
Cash dividends paid	(31.3)	—	—	—	(31.3)
Proceeds from issuance of common stock, net	2.0	—	—	—	2.0
Excess tax benefits from share-based payments	4.0	—	—	—	4.0
Intercompany receivable/payable, net	28.1	58.0	—	(86.1)	—
Payment for equity contribution	—	—	0.7	(0.7)	—
Intercompany dividend	—	—	(2.7)	2.7	—
Net cash from/(used by) financing activities	32.8	54.1	29.8	(83.7)	33.0
Effect of exchange rate changes on cash	—	—	1.2	—	1.2
Net decrease in cash and cash equivalents	(8.0)	(2.9)	(105.9)	—	(116.8)
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$—	$5.5	$876.0	$—	$881.5

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the historical results of operations, operating segment results, and liquidity and capital resources of Energizer Holdings, Inc. (the "Company"). Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented below. The Company reports results in two segments: Personal Care, which includes wet shave, skin care, feminine care and infant care products and Household Products, which includes batteries and portable lighting products. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter ended December 31, 2014 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed on November 18, 2014.

The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated basis for the Company as a whole and do not take into account the planned spin-off of the Household Products business.  For more information on the risks associated with actions related to the planned spin-off of the Household Products business, see the section entitled “Risk Factors” in this document and in the Company’s annual report on Form 10-K for the year ended September 30, 2014 and in Item 1a of this document.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as adjusted net earnings, adjusted net earnings per diluted share, operating results, organic sales, SG&A as a percent of net sales (exclusive of spin costs, restructuring related charges and integration expenses) and other comparison changes, exclude the impact of currency devaluations and other currency movements, the costs associated with restructuring and other initiatives, costs associated with the planned spin-off transaction, costs associated with acquisitions and integration as well as acquisition inventory valuation, adjustments to prior year tax accruals, pension curtailment and certain other items as outlined in this announcement, are not in accordance with, nor are they a substitute for, GAAP measures. Additionally, we are unable to provide a reconciliation of forward-looking non-GAAP measures due to uncertainty regarding future restructuring related charges, spin-off related charges, the impact of fluctuations in foreign currency movements and the cost of raw materials. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

Industry and Market Data

Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2014. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Retail sales for purposes of market size, market position and market share information are based on retail sales in U.S. dollars.
Forward-Looking Statements

Forward-Looking Statements. This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding the planned spin-off of the Household Products business, the timing of any such spin-off, the future earnings and performance of Energizer Holdings or any of its businesses, including the Household Products and Personal Care businesses on a standalone basis if the spin-off is completed. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	Whether the spin-off of the Household Products business is completed, as expected or at all, and the timing of any such spin-off;

•	Whether the conditions to the spin-off can be satisfied;

•	Whether the operational, marketing and strategic benefits of the spin-off can be achieved;

•	Whether the costs and expenses of the spin-off can be controlled within expectations;

•	General market and economic conditions;

•	Market trends in the categories in which we operate;

•	The success of new products and the ability to continually develop and market new products;

•	Our ability to attract, retain and improve distribution with key customers;

•	Our ability to continue planned advertising and other promotional spending;

•
Our ability to timely execute strategic initiatives, including restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including the planned spin-off of the Household Products business as well as restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of foreign currency exchange rates and currency controls, particularly in Venezuela and Argentina, as well as offsetting hedges;

•	The impact of raw material and other commodity costs;

•	The impact of change in accounting position as it relates to the selection of the applicable Venezuela translation rate;

•	Goodwill impairment charges resulting from declines in profitability or estimated cash flows related to intangible assets or market valuations for similar assets;

•	Costs and reputational damage associated with cyber-attacks or information security breaches;

•	Our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	The impact of advertising and product liability claims and other litigation;

•	Compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including its annual report on Form 10-K for the year ended September 30, 2014 and in Item 1a of this document.

Highlights / Operating Results

Net earnings for the quarter ended December 31, 2014 were $105.1, or $1.69 per diluted share, compared to $107.9, or $1.71 per diluted share, for the same quarter last year. First fiscal quarter results reflect the impacts of significant weakening in foreign currency rates versus the U.S. dollar, organic top-line declines and increased A&P investments that were partially offset by continued margin rate improvement, accretion from the feminine care brands acquisition and a favorable effective tax rate versus the prior fiscal year.

Net earnings and diluted earnings per share (EPS) for the time periods presented were impacted by certain items related to restructuring and realignment activities, spin restructuring costs, spin transaction costs, acquisition and integration costs and certain other adjustments as described in the tables below. The impact of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures

	Quarter Ended December 31,
	Net Earnings		Diluted EPS
	2014	2013	2014	2013
Net Earnings/Diluted EPS - GAAP (Unaudited)	$105.1	$107.9	$1.69	$1.71
Impacts, net of tax: Expense/(Income)
2013 Restructuring and related costs, net (1)	(1.1)	17.5	(0.02)	0.27
Spin restructuring	1.8	—	0.03	—
Spin costs	25.8	—	0.41	—
Feminine care acquisition/integration costs	—	3.1	—	0.06
Acquisition inventory valuation	—	4.0	—	0.06
Other realignment/integration	0.3	0.1	—	—
Adjustments to prior years' tax accruals	(2.6)	—	(0.04)	—
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$129.3	$132.6	$2.07	$2.10

Weighted average shares - Diluted			62.4	63.1
(1) Includes net of tax costs of $0.2 for the quarter ended December 31, 2014 and $1.5 for the quarter ended December 31, 2013, associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

The following table provides a recap of the change in total net sales for the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013.

Net Sales - Total Company (In millions - Unaudited)
Quarter Ended December 31, 2014

	Q1	%Chg
Net Sales - FY '14	$1,113.9
Organic	(52.3)	(4.7)%
Impact of currency	(44.6)	(4.0)%
Incremental impact of acquisition	21.4	1.9%
Net Sales - FY '15	$1,038.4	(6.8)%

For the quarter, on a reported basis, net sales were $1,038.4, a decrease of $75.5, or 6.8%, as compared to prior year including a decrease of 4.0% due to an unfavorable movement in currency rates and an increase of 1.9% due to the incremental impact of sales from the feminine care acquisition. Exclusive of the impact of unfavorable currency movements and the incremental impact of acquisitions, net sales declined 4.7% versus the prior year fiscal quarter due to declines across both operating segments.

Gross margin for the first fiscal quarter increased 120 basis points to 47.1%. The increase in gross margin was primarily due to savings from the 2013 restructuring project and lower commodity costs.
Total Selling, general and administrative expense (SG&A) was $218.3, or 21.0% of net sales, for the current year quarter as compared to $203.5, or 18.3% of net sales, for the prior year quarter. Included within the current quarter results were pre-tax costs of $40.8 related to the spin-off transaction, $0.2 of information technology enablement costs (recorded within SG&A, but are considered part of the overall 2013 restructuring project) and $0.3 of acquisition/integration costs. Excluding the year-over-year impact of these items, SG&A as a percent of net sales decreased 60 basis points compared to prior year levels.

For the quarter, Advertising and sales promotion (A&P) was $85.1, or 8.2% of net sales, as compared to $81.0, or 7.3% of net sales in the prior year quarter. Spending was increased in the Personal Care segment in support of advertising and promotional programs and the feminine care brands acquisition.

Research and development (R&D) expense was $22.0 for the quarter ended December 31, 2014 as compared to $21.9 in the prior year quarter.

For the quarter ended December 31, 2014 the Company recorded pre-tax income of $0.5 related to its 2013 restructuring, which was driven by the gain of $11.0 on the sale of our Asia battery packaging facility that was closed as part of the Company's restructuring efforts offset by other restructuring related costs of $10.5. Pre-tax expense of $24.4 was recorded in the prior year fiscal quarter:

•	Accelerated depreciation charges of $1.4 and $4.4 for the quarter ended December 31, 2014 and 2013, respectively.

•	Severance and related benefit costs of $3.2 and $5.9 for the quarter ended December 31, 2014 and 2013, respectively, associated with staffing reductions that have been identified to date, and

•	Consulting, program management and other charges associated with the restructuring of $5.9 and $14.1 for the quarter ended December 31, 2014 and 2013, respectively.

•	Net gain on the sale of fixed assets of $11.0 for the quarter ended December 31, 2014.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.2 for the quarter ended December 31, 2014, and $2.3 for the quarter ended December 31, 2013, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). These information technology costs are considered part of the total project costs incurred for the restructuring initiative.

In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 restructuring project and delegated authority to the Company's management to determine the final actions with respect to the plan. The expansion of scope is expected to generate additional savings and the Company expects to incur additional charges in order to execute the planned initiatives. Total project restructuring charges are expected to be approximately $350. The Company expects to exceed $300 of savings, through June 30, 2015, prior to the anticipated closing of the planned spin-off transaction. Actions related to the expanded plan are expected to be completed by the end of fiscal 2015, and estimated total project savings are expected to exceed $330 through fiscal 2016, consistent with our prior estimate.

Project-to-date savings total approximately $282 as of December 31, 2014.

Total project-to-date costs are approximately $260 as of December 31, 2014. These amounts are inclusive of certain information technology enablement costs (included in SG&A) and inventory obsolescence charges (included in Cost of products sold), both of which are considered part of the overall 2013 restructuring project.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care segment into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For the quarter ended December 31, 2014, $40.8 of pre-tax charges were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, the Company recorded $2.8 in pre-tax spin restructuring charges related to the proposed spin transaction for the quarter ended December 31, 2014. The spin restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See further discussion below.

In connection with the feminine care brands acquisition, the Company recorded pre-tax acquisition/integration costs of $4.9 for the quarter ended December 31, 2013. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care brands acquisition. Such presentation reflects management’s view on how segment results are evaluated.

The restructuring charges recorded in fiscal 2014 and 2013, are presented as separate line items on the Consolidated Statements of Earnings and Comprehensive Income (Condensed).

Interest expense was $28.7 for the quarter ended December 31, 2014, down $2.5 as compared to the prior year quarter. The decrease in interest expense was due primarily to a lower interest rate on average debt outstanding.

Other financing income was $3.4 for the quarter ended December 31, 2014, primarily reflecting the net impact of foreign currency hedging contract gains partially offset by revaluation losses on nonfunctional currency balance sheet exposures, as compared to income of $2.0 in the prior fiscal year quarter ended December 31, 2013.

For the quarter, the Company's effective tax rate was approximately 22.8% as compared to 28.9% in the prior year quarter. This quarter's rate was favorably impacted by restructuring and spin-off costs incurred primarily in tax jurisdictions with higher statutory tax rates, which positively impacts the effective tax rate. Excluding the tax impact of the GAAP to non-GAAP reconciling items detailed in the table above and certain prior year tax adjustments, the first fiscal quarter effective tax rate was 28.0% as compared to 29.5% in the prior fiscal year quarter.

Proposed Spin-off Transaction

As announced on April 30, 2014, the Company is pursuing a plan to separate the Company’s Household Products and Personal Care segments into two independent, publicly traded companies. The separation is planned as a tax-free spin-off to the Company’s shareholders and is expected to be completed by July 1, 2015. The proposed separation is subject to further due diligence as appropriate and customary conditions, including receipt of regulatory approvals, an opinion of counsel regarding the tax-free nature of the separation, the effectiveness of a Form 10 filing with the Securities and Exchange Commission, and final approval by the Company's Board of Directors.

The Company is incurring incremental costs to evaluate, plan and execute the transaction. In addition, the Company plans to execute certain restructuring initiatives in order to prepare both businesses to operate as stand-alone entities. The restructuring initiatives include efforts to:

•	Adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	Centralize certain back-office functions to increase efficiencies;

•	Outsource certain non-core transactional activities; and

•	Reduce headcount to optimize the cost structures of each stand-alone business

The spin restructuring initiative savings are targeted to offset incremental costs expected to be incurred to develop the stand-alone organizations.

The Company estimates total spin-off and spin restructuring related costs through the close of the spin-off will be approximately $350 to $425.

•$200 to $225 related to the transaction evaluation, planning and execution
•$150 to $200 related to spin restructuring initiatives.

These estimates are based on currently known facts and may change materially as future operating decisions are made. These estimates do not include costs related to potential debt breakage, potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant. In connection with the spin, we are assessing our strategy with respect to our international cash balances as well as the repayment of scheduled debt maturities and may change our approach in the future.

For the quarter ended December 31, 2014 and on a project-to-date basis, the Company incurred $40.8 and $85.5, respectively, in pre-tax spin costs that were recorded in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). In addition, $2.8 was incurred in the current quarter and on a project-to-date basis for spin restructuring related charges that were recorded on a separate line item on the Consolidated Statement of Earnings and Comprehensive Income (Condensed).

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives (including spin restructuring and the 2013 restructuring detailed above), acquisition, integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion from segment results of charges such as other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, reflects management's view on how it evaluates segment performance.

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

This structure is the basis for the Company’s reportable segment information, as included in the tables in Note 1 to the Condensed Financial Statements for the quarter ended December 31, 2014.

Segment sales and profitability for the quarters ended December 31, 2014 and 2013, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter Ended December 31, 2014
	Q1	% Chg
Net Sales - FY '14	$550.2
Organic	(13.6)	(2.5)%
Impact of currency	(20.9)	(3.8)%
Incremental impact of acquisition	21.4	3.9%
Net Sales - FY '15	$537.1	(2.4)%

For the quarter, net sales decreased 2.4% on a reported basis. Excluding the unfavorable impact of currency movements and the incremental impact of acquisition net sales, organic sales decreased 2.5% versus the prior year quarter due primarily to lower volumes across Feminine Care, Wet Shave and Infant Care products, partially offset by improved price/mix in Wet Shave. Despite improved performance in many of our U.S. personal care categories, we experienced share declines driven by increased levels of competition.

From a product standpoint, the net sales change on a reported and organic basis was due primarily to the following:

•
Wet Shave net sales decreased approximately 6% on a reported basis and 1% on an organic basis due, primarily, to declines in men's and women's legacy systems. These declines were partially offset by gains on sales of Hydro systems and Disposable shave products.

•	Skin Care net sales decreased approximately 3% on a reported basis and were flat on an organic basis as increases in Wet Ones branded sales offset sun care declines.

•
Feminine Care net sales increased approximately 18% on a reported basis due to incremental sales of $21.4 from the October 2013 feminine care acquisition. Excluding the incremental impact of the acquisition and unfavorable currency movements, organic net sales declined approximately 7% due to increased competitive pressures.

•	Infant Care decreased due to continued heightened competitive activity.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter Ended December 31, 2014
	Q1	% Chg
Segment Profit - FY '14	$130.3
Operations	(8.7)	(6.7)%
Impact of currency	(9.9)	(7.6)%
Incremental impact of acquisition	4.5	3.5%
Segment Profit - FY '15	$116.2	(10.8)%

Segment profit for the quarter was $116.2, down 10.8%, inclusive of the negative impact of unfavorable currency movements and the incremental impact of acquisitions. Operationally, segment profit decreased 6.7% in the quarter driven by increased A&P spending.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter Ended December 31, 2014
	Q1	% Chg
Net Sales - FY '14	$563.7
Organic	(38.7)	(6.9)%
Impact of currency	(23.7)	(4.2)%
Net Sales - FY '15	$501.3	(11.1)%

Net sales decreased 11.1% on a reported basis. Excluding the impact of currencies, organic net sales declined 6.9% versus the prior year quarter.  The decrease in organic net sales was primarily due to the timing of holiday shipments, increased promotional spending and retail inventory reductions, primarily in the U.S.

Segment Profit - Household Products (In millions - Unaudited)
Quarter Ended December 31, 2014
	Q1	% Chg
Segment Profit - FY '14	$133.4
Operations	3.4	2.6%
Impact of currency	(15.6)	(11.7)%
Segment Profit - FY '15	$121.2	(9.1)%

Segment profit for the quarter was $121.2, down $12.2, or 9.1%, versus the same quarter last year. Excluding the impact of the unfavorable movement in currencies, segment profit increased $3.4 driven by improved product costs resulting from the 2013 restructuring project and lower commodity input prices.

General Corporate and Other Expenses

	Quarter Ended December 31,
	2014	2013
General corporate expenses	$28.1	$40.0
Integration/other realignment	0.4	0.2
Sub-total	28.5	40.2
2013 restructuring and related costs (1)	(0.3)	26.7
Spin restructuring	2.8	—
Spin costs	40.8	—
Feminine care costs:
Acquisition costs	—	3.5
Integration costs	—	1.4
Acquisition inventory valuation	—	6.4
General corporate and other expenses	$71.8	$78.2
% of total net sales	6.9%	7.0%

(1) Includes pre-tax costs of $0.2 for the quarter ended December 31, 2014 and $2.3 for the quarter ended December 31, 2013, associated with certain information technology and related activities, which are included in SG&A on the Statement of Earnings (Condensed).

For the quarter ended December 31, 2014, general corporate and other expenses, including integration and other realignment charges were $28.5 as compared to $40.2 for the same quarter in the prior fiscal year. The decrease for the quarter was primarily due to the change in the underlying value of the Company's unfunded deferred compensations liabilities as a result of investment option changes made to the plan in fiscal 2014. Also contributing to the decrease was lower compensation costs as well as lower pension costs as a result of the change in amortization period for unrecognized gains and losses, as disclosed in the prior fiscal year.

For the quarter ended December 31, 2014 the Company recorded pre-tax income of $0.5 related to its 2013 restructuring, which was driven by the gain on the sale of our Asia battery packaging facility of $11.0 offset by $10.5 of pre-tax restructuring related charges incurred in the current quarter as compared to pre-tax expense of $24.4 for the prior year fiscal quarter. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.2 for the quarter ended December 31, 2014 and $2.3 for the quarter ended December 31, 2013, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in Selling, general and administrative (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). See Note 4 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care divisions into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For the quarter ended December 31, 2014, $40.8 of pre-tax charges were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, the Company recorded $2.8 in pre-tax spin restructuring charges related to the proposed spin transaction, all of which related to severance, for the quarter ended December 31, 2014. The spin restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 2 to the Condensed Financial Statements.

In connection with the feminine care acquisition, the Company recorded pre-tax acquisition/integration costs of $4.9, for the quarter ended December 31, 2013. These amounts are not reflected in the Personal Care segment, but rather are presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

For the quarter ended December 31, 2013, the Company recorded a pre-tax inventory valuation adjustment of approximately $8 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. Approximately $6.4 of this amount was recorded within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition for the quarter ended December 31, 2013. The remaining amount of the inventory valuation adjustment was recorded to Cost of products sold during the second fiscal quarter of 2014, upon the subsequent sale of the remaining inventory. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit, as it is a non-recurring item directly associated with the feminine care acquisition. Such presentation reflects management’s view on how segment results are evaluated.

Liquidity and Capital Resources

At December 31, 2014, the Company had $1,131.6 in cash, substantially all of which was outside of the U.S. Given our extensive international operations, the majority of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings indefinitely. As a result of substantially all of our cash being held outside of the U.S., we accessed our credit facility during the quarter to fund certain U.S. cash needs.

As of December 31, 2014, our unremitted cash in Venezuela had accumulated to approximately $83, or 7% of our total cash balance. There is substantial uncertainty with respect to the exchange rate that might apply to any future remittance of our local currency cash in Venezuela. As of December 31, 2014, we continue to value our Venezuela cash balance at the official exchange rate of 6.30 bolivars to one U.S. dollar. To date, we have not been invited to participate in the SICAD I auction process nor chosen to utilize the SICAD II auction system. Whether we will be able to access or participate in either SICAD system in the foreseeable future or what volume of currency exchange, if any, we would be able to transact through these alternative mechanisms is unclear. Due to the future uncertainty and volatility of the foreign exchange markets in Venezuela we believe that any future remittance of our local currency cash balances from Venezuela would be substantially less than the amount recorded as of December 31, 2014 on our Consolidated Balance Sheets per U.S. GAAP. As such, we cannot give assurance as to the exchange rate at which such balances might be converted in the future and/or when we might be able to repatriate such balances, if at all. U.S. GAAP does not permit the establishment of reserves against cash balances, and for this reason we have not done so. Our inability to convert such balances into U.S. dollars at a favorable exchange rate and to repatriate them could have a material effect on the results of our operations.

Although we do not believe a change in the accounting for our Venezuelan operations (including the use of the official exchange rate) is necessary at December 31, 2014, it is reasonably possible we could conclude a change is necessary in the near-term and the impact would be material as discussed above. See Note 5 of the Notes to Consolidated Financial Statements.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

The Company’s total borrowings were $2,403.2 at December 31, 2014, including $484.2 tied to variable interest rates. The Company maintains total committed debt facilities of $2,528.2.

The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, currently provides for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $450 at December 31, 2014. The Company had outstanding borrowings of $325.0 under our revolving credit facility, recorded within notes payable and $14.2 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $110.8 remains available as of December 31, 2014.

Advances under the Company's $150 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in Notes payable on the balance sheet. At December 31, 2014 and September 30, 2014, there was $134.5 and $133.5, respectively, outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $24.7 and $21.0 as of December 31, 2014 and September 30, 2014, respectively.

Operating Activities

Cash flow from operating activities was an outflow of $32.0 in the current year quarter as compared to an inflow of $51.1 in the prior year quarter. The primary driver of the decrease from operating activities as compared to the prior year quarter was driven by the change in inventory of approximately $85. This change was impacted by higher inventory levels due to post-restructuring Household Products manufacturing footprint changes, temporary inventory builds as a result of on-going Personal Care footprint changes and increased inventory levels ahead of our second fiscal quarter new product launches.

Investing Activities

Net cash used by investing activities was $24.6 during the first quarter of this fiscal year as compared to $202.1 used in the prior fiscal year quarter.  The primary driver of the decrease in cash used was the $185 of cash used to fund the feminine care brand acquisition in the prior fiscal year quarter.

Capital expenditures were $15.3 for the three months ended December 31, 2014 as compared to $20.3 over the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $110 to $120. These estimates do not include potential expenditures related to the proposed spin-off transaction. We expect these expenditures will be financed with cash flow from operations.

Financing Activities

Net cash from financing activities was $86.9 in the current fiscal year quarter as compared to $33.0 in the prior year. The increase from prior year was driven by additional cash of approximately $130 from short term borrowings slightly offset by payment of private placement debt of $80. In the current year, dividends totaled approximately $31, consistent with the prior year payment.

The effect of exchange rate on cash was a reduction of $27.7 in the current fiscal year as compared to an accretive impact of $1.2 in the prior fiscal year quarter.

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

The Company’s ratio of indebtedness to its EBITDA was 3.0 to 1, and the ratio of its EBIT to total interest expense was 5.1 to 1, as of December 31, 2014. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

On November 3, 2014, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2015 of $0.50 per share of Common Stock, which was paid on December 16, 2014. The dividend paid totaled $31.1.

Subsequent to the quarter, on January 26, 2015, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2015 of $0.50 per share of Common Stock, which will be paid on March 18, 2015 and is expected to be approximately $31.

During the quarter ended December 31, 2014, the Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

A summary of Energizer’s significant contractual obligations at December 31, 2014 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$1,920.0	$220.0	$290.0	$310.0	$1,100.0
Interest on long-term debt	465.3	102.8	158.1	103.4	101.0
Notes payable	484.2	484.2	—	—	—
Minimum pension funding (1)	34.6	19.5	11.2	3.9	—
Operating leases	129.3	28.9	41.1	29.4	29.9
Purchase obligations and other (2) (3) (4)	154.0	75.3	38.6	19.2	20.9
Total	$3,187.4	$930.7	$539.0	$465.9	$1,251.8

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $20. The U.S. pension plans constitute over 75% of the total benefit obligations and plan assets for the Company's pension plans. The estimates beyond 2015 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2019 are not currently determinable.

2
The Company has estimated approximately $9 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of December 31, 2014, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $39. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $57 of fixed costs related to third party logistics contracts.
4
Included in the table above are approximately $32 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring. This is not inclusive of severance and related benefit costs associated with the spin restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company also has contractual purchase obligations for future purchases, which generally extend one to three months. These obligations are primarily individual, short-term purchase orders for the purchase of routine goods and services at estimated fair value that are part of normal operations and are reflected in historical operating cash flow trends. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. As of December 31, 2014, we do not believe such purchase obligations or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these obligations have been excluded from the table above.

Market Risk

Currency Rate Exposure

Venezuela Currency Risk

The Company has investments in Venezuelan affiliates. Venezuela has been considered highly inflationary under GAAP since January 1, 2010. In addition, the conversion of local monetary assets to U.S. dollars is restricted by the Venezuelan government. In February 2013, the Venezuelan government devalued its local currency in relation to the U.S. dollar from 4.30 per U.S. dollar to 6.30 per U.S. dollar. In addition, the Central Government also suspended the alternate currency market administered by the central bank known as SITME that made U.S. dollars available at a rate higher than the previous official rate, generally in the range of 5.50 per U.S. dollar. The Company had been utilizing SITME to obtain U.S. dollars for the import of product on a regular basis since the establishment of this market, as access to U.S. dollars at the official exchange rate was greatly limited. On January 24, 2014, the Venezuelan government issued Exchange Agreement No. 25, which stated the rate of exchange established in the most recent SICAD I auction will be used for payments related to international investments, royalties and the use and exploitation of patents, trademarks, licenses, franchises and technology. On March 10, 2014, the Venezuelan government announced the inception of the SICAD II program as an additional mechanism to purchase foreign currency. The SICAD II program does not supersede the Cadivi/Cencoex for essential imports (currently at 6.30 bolivars per U.S. dollar) nor SICAD I (equal to 12.00 bolivars per U.S. dollar as of December 31, 2014). Thus far, the Company has not been invited to participate in the SICAD I auction process nor chosen to utilize the SICAD II auction system. There is substantial uncertainty with respect to the exchange rate that might apply to any future remittance of our local currency cash in Venezuela. As of December 31, 2014, the Company continues to value its Venezuela cash balance at the official exchange rate of 6.30 bolivars to one U.S. dollar. Whether we will be able to access or participate in either SICAD system in the foreseeable future or what volume of currency exchange, if any, we would be able to transact through these alternative mechanisms is unclear. We continue to monitor this situation including the impact that continued restrictions on the ability to exchange local currency for U.S. dollars may have on our future business operations, including our ability to import products from other Energizer affiliates for sale in the Venezuela market and how such restrictions or other future developments may impact our operating results in Venezuela. See Note 5 of the Notes to Consolidated Financial Statements.

In addition, the Company has affiliates located in certain developing markets such as Argentina, which may be susceptible to greater volatility of inflation and currency exchange rates, as well as government pricing and import controls. While these affiliates are not considered material in relation to the consolidated Company as a whole, there could be negative impacts to operating results in certain markets, if inflationary pressures, exchange volatility and government controls negatively impact the Company's ability to operate effectively and profitably.

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

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $21.0 and $14.5 at December 31, 2014 and September 30, 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2014 levels over the next twelve months, approximately $20.5 of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2014, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016. There were 80 open foreign currency contracts at December 31, 2014 with a total notional value of approximately $291.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter ended December 31, 2014 and December 31, 2013 resulted in income of $5.1 and $8.8, respectively, and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 13 open foreign currency derivative contracts which are not designated as cash flow hedges at December 31, 2014, with a total notional value of approximately $220.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At December 31, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2014, the Company had $484.2 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Stock Price Exposure

The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed, to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $5.6, which was included in other current assets at September 30, 2014 and settled in November 2014 for $6.1. The change in estimated fair value of the total share option for the quarter ended December 31, 2014 and December 31, 2013 resulted in income of $0.5 and $7.4, respectively, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A — Risk Factors

Our Annual Report on Form 10-K for the year ended September 30, 2014 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The risk factor described below is in addition to those risk factors.

Our operations depend on the use of information technology systems that could be the target of cyber-attack.
Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. As a result, a cyber-attack could negatively impact our revenues and increase our operating and capital costs. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties. We may also be required to incur additional costs to modify or enhance our systems or in order to try to prevent or remediate any such attacks.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2014	16,454	$117.72	—	5,019,739
November 1 to 30, 2014	140,415	$124.06	—	5,019,739
December 1 to 31, 2014	3,403	$128.17	—	5,019,739

(1)	160,272 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock during the quarter ended December 31, 2014, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has approximately five million shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	January 30, 2015

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1*
Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 30, 2014).

10.2	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014).

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