Form 10-Q
period 2015-03-31
ENERGIZER HOLDINGS INC
filed 2015-05-05
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate the number of shares of Energizer Holdings, Inc. common stock, $.01 par value, outstanding as of the close of business on March 31, 2015: 62,188,690.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive Income (Condensed) for the Quarter and Six Months Ended March 31, 2015 and 2014	3

Unaudited Consolidated Balance Sheets (Condensed) as of March 31, 2015 and September 30, 2014	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Six Months Ended March 31, 2015 and 2014	5

Notes to Unaudited Condensed Financial Statements	8

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	50

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	51

SIGNATURES	53

EXHIBIT INDEX	54

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$1,008.0	$1,062.4	$2,046.4	$2,176.3
Cost of products sold	506.5	554.1	1,055.7	1,156.2
Gross profit	501.5	508.3	990.7	1,020.1

Selling, general and administrative expense	224.0	200.2	442.3	403.7
Advertising and sales promotion expense	107.9	97.1	193.0	178.1
Research and development expense	22.3	22.7	44.3	44.6
Venezuela deconsolidation charge	144.5	—	144.5	—
Spin restructuring	45.5	—	48.3	—
2013 restructuring	6.9	22.7	6.4	47.1
Interest expense	28.9	31.3	57.6	62.5
Other financing items, net	(5.3)	(1.5)	(8.7)	(3.5)
(Loss)/earnings before income taxes	(73.2)	135.8	63.0	287.6
Income tax provision	15.3	37.3	46.4	81.2
Net (loss)/earnings	$(88.5)	$98.5	$16.6	$206.4

Basic net (loss)/earnings per share	$(1.42)	$1.59	$0.27	$3.31
Diluted net (loss)/earnings per share	$(1.41)	$1.57	$0.27	$3.29

Statement of Comprehensive Income:
Net (loss)/earnings	$(88.5)	$98.5	$16.6	$206.4
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(77.1)	1.1	(139.4)	1.3
Pension/postretirement activity, net of tax of $3.0 and $5.0 for the quarter and six months ended March 31, 2015, respectively, and $1.9 and $3.4 for the quarter and six months ended March 31, 2014, respectively.	6.1	3.3	10.4	6.1
Deferred gain/(loss) on hedging activity, net of tax of $1.3 and $3.2 for the quarter and six months ended March 31, 2015, respectively, and ($1.5) and ($0.6) for the quarter and six months ended March 31, 2014, respectively.	4.6	(2.3)	9.2	(0.9)
Total comprehensive (loss)/income	$(154.9)	$100.6	$(103.2)	$212.9
.

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	March 31, 2015	September 30, 2014
Current assets
Cash and cash equivalents	$1,114.3	$1,129.0
Trade receivables, less allowance for doubtful accounts of $12.1 and $13.4, respectively	448.9	495.0
Inventories	657.9	616.9
Other current assets	490.2	488.7
Total current assets	2,711.3	2,729.6
Property, plant and equipment, net	714.6	751.7
Goodwill	1,458.8	1,487.4
Other intangible assets, net	1,817.5	1,847.3
Other assets	105.3	112.7
Total assets	$6,807.5	$6,928.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$220.0	$230.0
Notes payable	513.2	289.5
Accounts payable	364.4	397.1
Other current liabilities	603.8	657.1
Total current liabilities	1,701.4	1,573.7
Long-term debt	1,699.0	1,768.9
Deferred income tax liabilities	485.7	471.1
Other liabilities	558.1	592.7
Total liabilities	4,444.2	4,406.4
Shareholders' equity
Common stock	0.7	0.7
Additional paid-in capital	1,633.9	1,641.3
Retained earnings	1,326.8	1,373.0
Treasury stock	(207.2)	(221.6)
Accumulated other comprehensive loss	(390.9)	(271.1)
Total shareholders' equity	2,363.3	2,522.3
Total liabilities and shareholders' equity	$6,807.5	$6,928.7

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash Flow from Operating Activities
Net earnings	$16.6	$206.4
Non-cash restructuring costs	11.1	7.2
Depreciation and amortization	64.6	64.9
Venezuela deconsolidation charge	144.5	—
Non-cash items included in income, net	18.2	61.9
Other, net	(14.4)	(12.8)
Changes in current assets and liabilities used in operations	(160.8)	(98.7)
Net cash from operating activities	79.8	228.9

Cash Flow from Investing Activities
Capital expenditures	(37.0)	(36.4)
Change related to Venezuelan operations	(93.8)	—
Acquisitions, net of cash acquired	(11.1)	(185.3)
Proceeds from sale of assets	13.8	4.3
Change in restricted cash	13.9	(0.2)
Net cash used by investing activities	(114.2)	(217.6)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(80.2)	—
Net increase in debt with original maturities of 90 days or less	224.1	128.9
Common stock purchased	—	(94.4)
Cash dividends paid	(62.1)	(62.1)
Proceeds from issuance of common stock, net	4.3	2.5
Excess tax benefits from share-based payments	9.2	4.4
Net cash from/(used by) financing activities	95.3	(20.7)

Effect of exchange rate changes on cash	(75.6)	2.8

Net decrease in cash and cash equivalents	(14.7)	(6.6)
Cash and cash equivalents, beginning of period	1,129.0	998.3
Cash and cash equivalents, end of period	$1,114.3	$991.7

See accompanying Notes to (Unaudited) Condensed Financial Statements

ENERGIZER HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2015
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

Note 1 - Proposed Spin-off Transaction
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

The Company estimates total spin-off and spin restructuring related costs through the close of the spin-off will be approximately $350 to $425. Included in the range is debt breakage fees of approximately $60 as a result of the April 2015 notice of prepayment to the holders of our Private Placement notes. For further information on this amount, see Note 11 to the Condensed Financial Statements. The breakout of estimated spin-off and spin restructuring is shown below.

•	$270 to $325 related to the transaction evaluation, planning and execution

•	$80 to $100 related to spin restructuring initiatives.

These estimates are based on currently known facts and may change materially as future operating decisions are made. These estimates do not include costs related to certain tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant.
As part of our planning for the proposed spin-off transaction, we are evaluating our world wide cash balances and how those cash balances will be allocated to the two independent companies following the consummation of the planned spin-off on July 1, 2015.  As part of the spin-off transaction, it is possible that foreign cash and foreign earnings currently considered to be indefinitely reinvested may be repatriated.  Based on our ongoing analysis, we believe the repatriation of certain foreign cash balances can be done in a tax efficient manner. However, some repatriation could result in the need to record U.S. income tax expense in a future period which would likely be material.  Our plans in this regard are not final and will not be finalized until the capitalization plans of both independent companies are completed.

The Company has incurred the following pre-tax charges related to the transaction evaluation, planning and execution for the current quarter, fiscal year-to-date and project-to-date:

•	$48.3 for the second fiscal quarter ($47.6 included in SG&A and $0.7 included in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income (Condensed))

•	$89.1 for the six months ended March 31, 2015 ($88.4 included in SG&A and $0.7 included in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income (Condensed))

•	$133.8 for the project-to-date. ($133.1 included in SG&A and $0.7 included in Cost of products sold on the Consolidated Statement of Earnings and Comprehensive Income (Condensed))

In addition, the Company has incurred the following pre-tax charges related to spin restructuring activities which are recorded as a separate line item on the Consolidated Statement of Earnings and Comprehensive Income (Condensed) for the current quarter, fiscal year-to-date and project-to date:

•	$45.5 for the second fiscal quarter

•	$48.3 for the six months ended March 31, 2015

•	$48.3 for the project-to-date

For the quarter and six months ended March 31, 2015 and 2014, the Company recorded pre-tax expense related to the Spin restructuring. The Company does not include the Spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Quarter Ended March 31, 2015
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	$15.4	$20.2	$1.0	$36.6
Non-cash asset write-down	5.5	2.6	—	8.1
Other exit costs	0.4	0.4	—	0.8
Total	$21.3	$23.2	$1.0	$45.5

	Six Months Ended March 31, 2015
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	$16.8	$21.3	$1.3	$39.4
Non-cash asset write-down	5.5	2.6	—	8.1
Other exit costs	0.4	0.4	—	0.8
Total	$22.7	$24.3	$1.3	$48.3

A summary of the remaining estimated costs for the Spin restructuring is as follows:

•	Approximately $10-$15 related to asset write-downs

•	Approximately $20-$25 related to severance and related benefit costs, and

•	Approximately $10 related to other restructuring related costs.

The following table summarizes the Spin restructuring activities and related accrual which is included in Other current liabilities on the Consolidated Balance Sheet (Condensed) for the first six months of fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2015
Severance and related benefit costs	$—	$39.4	$0.3	$(7.5)	$—	$32.2
Non-cash asset write-down	—	8.1	(0.1)	—	(8.0)	—
Other exit costs	—	0.8	—	(0.5)	—	0.3
Total	$—	$48.3	$0.2	$(8.0)	$(8.0)	$32.5
(a) Includes the impact of currency translation.

Note 2 – Segment note
Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives (including spin restructuring and the 2013 restructuring detailed below), the second fiscal quarter 2015 charge related to the Venezuela deconsolidation, acquisition, integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of charges such as other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, from segment results reflects management's view on how it evaluates segment performance.

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

For the quarter and six months ended March 31, 2015, the Company recorded a one-time charge of $144.5 as a result of deconsolidating our Venezuelan subsidiaries, which had no accompanying tax benefit. The Venezuela deconsolidation charge was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 5 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care divisions into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For the quarter and six months ended March 31, 2015, $47.6 and $88.4, respectively, of pre-tax charges were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed) and $0.7 of pre-tax charges for the quarter and six months ended March 31, 2015 were recorded in Cost of products sold on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, the Company recorded $45.5 and $48.3, respectively, in pre-tax spin restructuring charges related to the proposed spin-off transaction for the quarter and six months ended March 31, 2015. The spin restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 1 to the Condensed Financial Statements.

For the quarter and six months ended March 31, 2015, the Company recorded pre-tax expense of $6.9 and $6.4, respectively, related to its 2013 restructuring, as compared to pre-tax expense of $22.7 and $47.1, respectively, in the prior year quarter and six months ended March 31, 2014. The 2013 restructuring charges, net were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.1 and $0.3, respectively, for the quarter and six months ended March 31, 2015 and $3.2 and $5.5, respectively, for the quarter and six months ended March 31, 2014, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in Selling, general and administrative (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of

Earnings (Condensed). These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative. See Note 4 to the Condensed Financial Statements.

In connection with the feminine care acquisition, the Company recorded pre-tax acquisition/integration costs of $1.0 and $5.9, respectively, for the quarter and six months ended March 31, 2014. These amounts are not reflected in the Personal Care segment, but rather are presented as a separate line item below segment profit. Such presentation reflects management’s view on how segment results are evaluated.

For the six months ended March 31, 2014, the Company recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the quarter and six months ended March 31, 2014, the Company recorded $1.6 and $8.0, respectively, within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management’s view on how segment results are evaluated.

Segment sales and profitability for the quarter and six months ended March 31, 2015 and 2014, respectively, are presented below.

	For the quarter ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Net Sales
Personal Care	$651.1	$689.0	$1,188.2	$1,239.2
Household Products	356.9	373.4	858.2	937.1
Total net sales	$1,008.0	$1,062.4	$2,046.4	$2,176.3

	For the quarter ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Segment Profit
Personal Care	$165.1	$170.7	$281.3	$301.0
Household Products	67.9	62.1	189.1	195.5
Total segment profit	233.0	232.8	470.4	496.5

General corporate and other expenses	(33.7)	(33.5)	(62.2)	(73.7)
Venezuela deconsolidation charge	(144.5)	—	(144.5)	—
Spin costs	(48.3)	—	(89.1)	—
Spin restructuring	(45.5)	—	(48.3)	—
2013 restructuring, net (1)	(7.0)	(26.3)	(6.7)	(53.0)
Feminine care acquisition/integration costs	—	(1.0)	—	(5.9)
Acquisition inventory valuation	—	(1.6)	—	(8.0)
Amortization of intangibles	(3.6)	(4.8)	(7.7)	(9.3)
Interest and other financing items	(23.6)	(29.8)	(48.9)	(59.0)
Total (loss)/earnings before income taxes	$(73.2)	$135.8	$63.0	$287.6

(1) Includes pre-tax costs of $0.1 and $0.3, respectively, for the quarter and six months ended March 31, 2015 and $3.2 and $5.5, respectively, for the quarter and six months ended March 31, 2014, associated with certain information technology and related activities, which are included in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of Earnings (Condensed).

Supplemental product information is presented below for revenues from external customers:

	For the quarter ended March 31,		For the six months ended March 31,
Net Sales	2015	2014	2015	2014
Wet Shave	$373.3	$401.4	$715.8	$766.6
Alkaline batteries	224.4	222.8	552.3	588.4
Other batteries and lighting products	132.5	150.6	305.9	348.7
Skin Care	130.2	130.0	184.5	186.2
Feminine Care	101.6	107.0	197.4	187.9
Infant Care	32.1	36.9	63.0	72.2
Other personal care products	13.9	13.7	27.5	26.3
Total net sales	$1,008.0	$1,062.4	$2,046.4	$2,176.3

Total assets by segment are presented below:

	March 31, 2015	September 30, 2014
Personal Care	$1,306.0	$1,241.6
Household Products	757.0	882.1
Total segment assets	2,063.0	2,123.7
Corporate	1,468.2	1,470.3
Goodwill and other intangible assets, net	3,276.3	3,334.7
Total assets	$6,807.5	$6,928.7

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

Household Products Acquisition

On December 12, 2014, the Company completed an acquisition related to the Household Products business for approximately $11, primarily related to the purchase of fixed assets. The estimated value for assets acquired and liabilities assumed will be adjusted when the final purchase price allocations are complete. Any changes to the preliminary estimates will be allocated to residual goodwill and reflected from the acquisition date. The Company has developed a preliminary estimate of the fair values for purposes of allocating the purchase price, but this is subject to change as we complete our valuation activities. The purchase price allocation is not complete due to the timing of the acquisition and is expected to be finalized no later than June 30, 2015. At March 31, 2015, the Company expects this transaction to result in approximately $2 of goodwill.

Note 4 – 2013 Restructuring
In November 2012, the Company's Board of Directors authorized an enterprise-wide restructuring plan ("2013 Restructuring").

The primary objectives of the 2013 Restructuring included reduction in workforce, consolidation of G&A functional support across the organization, reduced overhead spending, creation of a center-led purchasing function and rationalization and streamlining of the Household Products operating facilities, product portfolio and marketing organization.

In January 2014, the Company's Board of Directors authorized an expansion of scope of the previously announced 2013 Restructuring. As a result of the expanded scope of the Company's restructuring efforts, incremental costs will be incurred to successfully execute the program. Total project restructuring costs are estimated to increase from the original outlook of $250 to approximately $350.

For the quarter and six months ended March 31, 2015 and 2014, the Company recorded pre-tax (income)/expense related to the 2013 Restructuring. The Company does not include the 2013 Restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results would have been as follows:

	Quarter Ended March 31, 2015
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	$1.1	$—	$—	$1.1
Accelerated depreciation	2.0	—	—	2.0
Consulting, program management and other exit costs	3.6	0.3	(0.1)	3.8
Total	$6.7	$0.3	$(0.1)	$6.9

	Six Months Ended March 31, 2015
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	$4.2	$0.1	$—	$4.3
Accelerated depreciation	3.4	—	—	3.4
Consulting, program management and other exit costs	7.4	1.5	0.8	9.7
Net gain on asset sales	—	(11.0)	—	(11.0)
Total	$15.0	$(9.4)	$0.8	$6.4

	Quarter Ended March 31, 2014
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	$1.3	$3.2	$0.5	$5.0
Accelerated depreciation	—	2.8	—	2.8
Consulting, program management and other exit costs	4.1	10.3	0.5	14.9
Total	$5.4	$16.3	$1.0	$22.7

	Six Months Ended March 31, 2014
	Personal Care	Household Products	Corporate	Total
Severance and related benefit costs	$2.9	$7.1	$0.9	$10.9
Accelerated depreciation	—	7.2	—	7.2
Consulting, program management and other exit costs	7.8	20.2	1.0	29.0
Total	$10.7	$34.5	$1.9	$47.1

The 2013 Restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.1 and $0.3, respectively, for the quarter and six months ended March 31, 2015 and $3.2 and $5.5, respectively, for the quarter and six months ended March 31, 2014, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of Earnings (Condensed). These information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for the restructuring initiative.

Total project-to-date costs associated with the 2013 Restructuring are approximately $270, of which, approximately $51 relates to non-cash asset impairment and accelerated depreciation charges, approximately $86 relates to severance and related benefit costs, and approximately $141 relates to consulting, program management and other exit costs. Consulting, program management and other exit costs are inclusive of approximately $17 in certain information technology enablement costs (included in SG&A) and approximately $7 in obsolescence charges (included in Cost of products sold), both of which are considered part of the overall restructuring project. These costs were partially offset by project to date net gains of approximately $9, primarily relating to the gain on sale of the Asia battery packaging facility (recorded in the first fiscal quarter of 2015) and offset by losses on other asset disposals in the prior year.

The Company expects to incur over $300 of restructuring (pre-tax) related charges through June 30, 2015.

A summary of the remaining estimated total costs for the 2013 Restructuring is as follows. These amounts are inclusive of the expanded scope initiatives described above.

•	Approximately $15-$20 related to plant closure and accelerated depreciation charges,

•	Approximately $30-$40 related to severance and related benefit costs,

•	Approximately $5 related to consulting and program management, and

•	Approximately $25-$30 related to other restructuring related costs.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the restructuring) for the first six months of fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income	Other (a)	Cash	Non-Cash	March 31, 2015
Severance & Termination Related Costs	$22.1	$4.3	$(2.2)	$(5.2)	$—	$19.0
Asset Impairment/Accelerated Depreciation	—	3.4	(0.3)	—	(3.1)	—
Other Related Costs	4.3	9.7	—	(11.6)	—	2.4
Net (gain)/loss on asset sales	—	(11.0)	0.2	13.8	(3.0)	—
Total	$26.4	$6.4	$(2.3)	$(3.0)	$(6.1)	$21.4
(a) Includes the impact of currency translation.

				Utilized
	October 1, 2013	Charge to Income	Other (a)	Cash	Non-Cash	September 30, 2014
Severance & Termination Related Costs	$16.3	$32.6	$(0.7)	$(26.1)	$—	$22.1
Asset Impairment/Accelerated Depreciation	—	4.7	—	—	(4.7)	—
Other Related Costs	4.3	52.9	(0.1)	(50.1)	(2.7)	4.3
Net (gain)/loss on asset sales	—	2.4	—	4.9	(7.3)	—
Total	$20.6	$92.6	$(0.8)	$(71.3)	$(14.7)	$26.4
(a) Includes the impact of currency translation .

Note 5 - Venezuela
Effective January 1, 2010, the financial statements for our Venezuelan subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under generally accepted accounting principles an economy is considered highly inflationary if the cumulative inflation rate for a three year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into our reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such times as the economy is no longer considered highly inflationary.

Prior to March 31, 2015, we included the results of our Venezuelan operations in our Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows are reflected in the Consolidated Financial Statements at the official exchange rate of 6.30 bolivars per U.S. dollar for the quarter and six months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company had $33.8 of USD intercompany receivables due from its Venezuela subsidiaries, for household and personal care products previously imported, the majority of which have been outstanding since Fiscal 2010. As of March 31, 2015 the Company’s Venezuela subsidiary held bolivar denominated cash deposits of $93.8 of cash (at the 6.30 bolivars per U.S. dollar rate).

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited our ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over our Venezuelan subsidiaries for accounting purposes. Therefore, in accordance with Accounting Standards Codification 810 -- Consolidation, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. As a result of deconsolidating our Venezuelan subsidiaries, we recorded a one-time charge of $144.5 in the second quarter of 2015, which had no accompanying tax benefit. This charge included the write-off of our investment in our Venezuelan subsidiaries, foreign currency translation losses of $33.7 previously recorded in accumulated other comprehensive income and the intercompany receivables discussed above. Our Venezuelan operations’ cash balance of $93.8 (at the 6.30 bolivars per U.S. dollar rate) at March 31, 2015 is no longer reported in Cash and cash equivalents on our Consolidated Balance Sheet. In future periods, our financial results will not include the operating results of our Venezuelan operations. Instead, we will record revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from our Venezuelan subsidiaries will be recorded as other income upon receipt of the cash.

Note 6 – Share-based payments
Total compensation costs charged against income for the Company’s share-based compensation arrangements were $7.1 and $13.4, respectively, for the quarter and six months ended March 31, 2015 and $9.0 and $17.3, respectively, for the quarter and six months ended March 31, 2014 and were recorded in SG&A. The total income tax benefit recognized in the Consolidated Statements of Earnings and Comprehensive Income (Condensed) for share-based compensation arrangements was $2.7 and $5.0, respectively, for the quarter and six months ended March 31, 2015 and $3.4 and $6.5, respectively, for the quarter and six months ended March 31, 2014.

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

In November 2013, the Nominating and Executive Compensation Committee of the Board of Directors of the Company (the “Committee”) granted three-year performance restricted stock equivalent awards subject to achievement of certain performance conditions over the three-year period commencing October 1, 2013, the beginning of the Company’s fiscal 2014 (the “2013 Awards”).

Subsequent to the quarter and in light of the spin-off transaction, on April 27, 2015, the Committee authorized the conversion of the 2013 Awards contingent upon completion of the spin-off into time-based restricted stock equivalent awards at target values. The modification of the 2013 Awards is expected to result in incremental cost that is not expected to be material.

Note 7 – Earnings per share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of stock options and restricted stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the quarter and six months ended March 31, 2015 and 2014, respectively.

(in millions, except per share data)	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net (loss)/earnings for basic and dilutive earnings per share	$(88.5)	$98.5	$16.6	$206.4
Denominator:
Weighted-average shares - basic	62.2	62.0	62.1	62.3
Effect of dilutive securities:
Stock options	—	0.1	—	0.1
Restricted stock equivalents	0.4	0.5	0.4	0.4
Total dilutive securities	0.4	0.6	0.4	0.5
Weighted-average shares - diluted	62.6	62.6	62.5	62.8
Basic net (loss)/earnings per share	$(1.42)	$1.59	$0.27	$3.31
Diluted net (loss)/earnings per share	$(1.41)	$1.57	$0.27	$3.29

For the quarter and six months ended March 31, 2015 the number of shares considered anti-dilutive was immaterial. For the quarter and six months ended March 31, 2014, there were approximately 0.4 and 0.1, respectively, of the Company's outstanding RSEs and stock options not included in the diluted net earnings per share calculation, because to do so would have been anti-dilutive. In the event that potentially dilutive securities are anti-dilutive on net earnings per share (i.e. have the effect of increasing EPS because the exercise price is higher than the current share price), the impact of the securities is not included in the computation.

Note 8 – Goodwill and intangibles, net
The following table sets forth goodwill by segment as of October 1, 2014 and March 31, 2015.

	Household Products	Personal Care	Total
Balance at October 1, 2014	$37.1	$1,450.3	$1,487.4
Household Products acquisition	1.9	—	1.9
Cumulative translation adjustment	(1.0)	(29.5)	(30.5)
Balance at March 31, 2015	$38.0	$1,420.8	$1,458.8

Total amortizable intangible assets at March 31, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
To be amortized:
Tradenames/Brands	$18.0	$12.7	$5.3
Technology and patents	76.7	63.3	13.4
Customer-related/Other	155.2	69.4	85.8
Total amortizable intangible assets	$249.9	$145.4	$104.5

Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2015 and the years ending September 30, 2016, 2017, 2018, 2019 and 2020 is approximately $7.6, $15.3, $14.9, $7.4, $6.1 and $5.5, respectively, and $47.7 thereafter.

The Company had indefinite-lived intangible assets of $1,713.0 ($1,635.0 in Personal Care and $78.0 in Household Products) at March 31, 2015, a decrease of $14.1 from September 30, 2014 due to changes in foreign currency translation rates.

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

Note 9 – Income Taxes
Our six month effective tax rate was 73.7% as compared to 24.9% for the twelve months ended September 30, 2014. The effective tax rate was unfavorably impacted by the Venezuela deconsolidation charge of $144.5, which had no accompanying tax benefit. This charge had a 51.3% impact on our effective tax rate in the six months ended March 31, 2015.

Note 10 – Pension plans and other postretirement benefits
The Company has several defined benefit pension plans covering substantially all of its employees in the United States (U.S.) and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings.

The Company also sponsors or participates in a number of other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.

The Company’s net periodic pension benefit cost for these plans are as follows:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service cost	$2.1	$3.4	$4.4	$7.1
Interest cost	11.8	13.5	24.0	27.3
Expected return on plan assets	(17.6)	(17.0)	(35.4)	(34.5)
Amortization of prior service cost	—	—	0.1	—
Amortization of unrecognized net loss	2.3	4.6	4.8	9.3
Settlement charge	—	—	—	0.1
Net periodic benefit cost	$(1.4)	$4.5	$(2.1)	$9.3

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

Note 11 – Debt
The Company’s total borrowings were $2,432.2 at March 31, 2015, including $513.2 tied to variable interest rates. The Company maintains total committed debt facilities of $2,842.2.

The detail of long-term debt for the dates indicated is as follows:

	March 31, 2015	September 30, 2014
Private Placement, fixed interest rates ranging from 5.2% to 6.6%, due 2015 to 2017	$820.0	$900.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount	499.0	498.9
Total long-term debt, including current maturities	1,919.0	1,998.9
Less current portion	220.0	230.0
Total long-term debt	$1,699.0	$1,768.9

Notes payable at March 31, 2015 and September 30, 2014 consisted of notes payable to financial institutions with original maturities of less than one year of $513.2 and $289.5, respectively, and had a weighted-average interest rate of 2.2% and 2.1%, respectively.

The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, was amended in February 2015 to provide for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $750.0 at March 31, 2015. The Company had outstanding borrowings of $340.0 under our revolving credit facility, recorded within notes payable and $14.2 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $395.8 remains available as of March 31, 2015.

Advances under the Company's $150 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in Notes payable on the balance sheet. At March 31, 2015 and September 30, 2014, $150.0 and $133.5, respectively, was outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $23.2 and $21.0 as of March 31, 2015 and September 30, 2014, respectively.

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

The Company’s ratio of indebtedness to its EBITDA was 3.3 to 1, and the ratio of its EBIT to total interest expense was 4.7 to 1, as of March 31, 2015. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

Aggregate maturities of long-term debt, including current maturities, at March 31, 2015 are as follows: $220.0 in one year, $290.0 in two years, $310.0 in three years, zero in four years, zero in five years and $1,100.0 thereafter.

Subsequent to the quarter, on April 29, 2015, we entered into a 364-day Term Loan Credit Agreement to borrow up to $1 billion under a senior unsecured loan facility (the “Bridge Facility”). No loans are currently outstanding under the Bridge Facility. In connection with entering into the Bridge Facility, we issued an irrevocable notice of prepayment to the holders of our Private Placement notes in the outstanding principal amount of $820. Energizer intends to prepay these notes in May 2015, from the proceeds of an advance from the Bridge Facility. As a result of the prepayment, we expect to incur approximately $60 in make-whole payments to note holders.

At March 31, 2015, substantially all of the Company's cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Under the current structure of the Company, our intention is to reinvest these earnings indefinitely.  As part of our planning for the proposed spin-off transaction, we are evaluating our world wide cash balances and how those cash balances will be allocated to the two independent companies following the consummation of the planned spin-off on July 1, 2015.  As part of the spin-off transaction, it is possible that foreign cash and foreign earnings currently considered to be indefinitely reinvested may be repatriated.  Based on our ongoing analysis, we believe the repatriation of certain foreign cash balances can be done in a tax efficient manner. However, some repatriation could result in the need to record U.S. income tax expense in a future period which would likely be material.  Our plans in this regard are not final and will not be finalized until the capitalization plans of both independent companies are completed.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Note 12 – Shareholders' Equity
Beginning in September 2000, the Company’s Board of Directors approved a series of resolutions authorizing the repurchase of shares of Energizer common stock, with no commitments by the Company to repurchase such shares. In April 2012, the Board of Directors approved the repurchase of up to ten million shares. During the quarter ended March 31, 2015, the Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On November 3, 2014, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2015 of $0.50 per share of Common Stock, which was paid on December 16, 2014. The dividend paid totaled $31.1.

On January 26, 2015, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2015 of $0.50 per share of Common Stock, which was paid on March 18, 2015. The dividend paid totaled $31.1.

Subsequent to the quarter, on April 27, 2015, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2015 of $0.50 per share of Common Stock, which will be paid on June 10, 2015 and is expected to be approximately $31.

Note 13 – Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at March 31, 2015 and September 30, 2014, as well as the Company’s objectives and strategies for holding derivative instruments.

Commodity Price Risk The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At March 31, 2015 and September 30, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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

Interest Rate Risk The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2015, the Company had $513.2 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Cash Flow Hedges At March 31, 2015, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $26.9 and $14.5 at March 31, 2015 and September 30, 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2015 levels over the next twelve months, approximately $26.6 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2015, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016. There were 80 open foreign currency contracts at March 31, 2015 with a total notional value of approximately $286.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2015 resulted in income of $0.3 and $5.4, respectively, and income of $1.9 and $10.7, respectively, for the quarter and six months ended March 31, 2014 and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 13 open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2015, with a total notional value of approximately $210.

The following table provides estimated fair values as of March 31, 2015 and September 30, 2014, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and six months ended March 31, 2015 and 2014.

	At March 31, 2015	For the Quarter Ended March 31, 2015		For the Six Months Ended March 31, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$26.9	$14.8	$8.9	$26.9	$14.5
Total	$26.9	$14.8	$8.9	$26.9	$14.5

	At September 30, 2014	For the Quarter Ended March 31, 2014		For the Six Months Ended March 31, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain/(Loss) Recognized in OCI (3)	Gain/(Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$14.5	$(1.2)	$2.6	$3.4	$4.9
Total	$14.5	$(1.2)	$2.6	$3.4	$4.9

(1)	All derivative assets are presented in other current assets or other assets.

(2)	All derivative liabilities are presented in other current liabilities or other liabilities.

(3)	OCI is defined as other comprehensive income.

(4)	Gain/(Loss) reclassified to Income was recorded as follows: Foreign currency contracts in Other financing items, net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of March 31, 2015 and September 30, 2014, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and six months ended March 31, 2015 and 2014, respectively.

	At March 31, 2015	For the Quarter Ended March 31, 2015	For the Six Months Ended March 31, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option (2)	$—	$—	$0.5
Foreign currency contracts	(4.8)	0.3	5.4
Total	$(4.8)	$0.3	$5.9

	At September 30, 2014	For the Quarter Ended March 31, 2014	For the Six Months Ended March 31, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain/(Loss) Recognized in Income (1)	Gain/(Loss) Recognized in Income (1)
Share option	$5.6	$(2.2)	$5.2
Foreign currency contracts	3.3	1.9	10.7
Total	$8.9	$(0.3)	$15.9

(1)	Gain/(Loss) recognized in Income was recorded as follows: Share option in Selling, general and administrative expense and foreign currency contracts in Other financing items, net.

(2)	The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

The following table provides financial assets and liabilities as of March 31, 2015 and September 30, 2014 as required by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At March 31, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$29.9	$(0.2)	$29.7	$19.8	$(0.4)	$19.4

Offsetting of derivative liabilities

		At March 31, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(7.7)	$0.1	$(7.6)	$(1.8)	$0.2	$(1.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, as of March 31, 2015 and September 30, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	March 31, 2015	September 30, 2014
Assets/(Liabilities) at estimated fair value:
Deferred Compensation	$(152.3)	$(157.3)
Derivatives - Foreign Currency Contracts	22.1	17.8
Share Option	—	5.6
Net Liabilities at estimated fair value	$(130.2)	$(133.9)

The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

At March 31, 2015 and September 30, 2014, the Company had no level 1 or level 3 financial assets or liabilities.

At March 31, 2015 and September 30, 2014, the fair market value of fixed rate long-term debt was $1,976.6 and $2,056.5, respectively, compared to its carrying value of $1,919.0 and $1,998.9, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At March 31, 2015, the estimated fair value of foreign currency contracts, is the amount that the Company would receive or pay to terminate the contracts, considering first, quoted market prices of comparable agreements, or in the absence of quoted market prices, such factors as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the Energizer Common Stock Unit Fund as well as other investment options that are offered under the plan.

Note 14 – Accumulated Other Comprehensive (Loss)/Income
The following table presents the changes in accumulated other comprehensive income (AOCI), net of tax by component:

	Foreign Currency Translation Adjustments	Pension/Postretirement Activity	Hedging Activity	Total
Balance at September 30, 2014	$(78.2)	$(202.8)	$9.9	$(271.1)
OCI before reclassifications	(173.1)	7.5	(1.0)	(166.6)
Venezuela deconsolidation charge	33.7	—	—	33.7
Reclassifications to earnings	—	2.9	10.2	13.1
Balance at March 31, 2015	$(217.6)	$(192.4)	$19.1	$(390.9)

The following table presents the reclassifications out of AOCI:

	For the Quarter Ended March 31, 2015	For the Six Months Ended March 31, 2015	For the Quarter Ended March 31, 2014	For the Six Months Ended March 31, 2014
Details of AOCI Components	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Amount Reclassified from AOCI (1)	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$8.9	$14.5	$2.6	$4.9	Other financing items, net
	8.9	14.5	2.6	4.9	Total before tax
	(2.6)	(4.3)	(1.1)	(2.2)	Tax expense
	$6.3	$10.2	$1.5	$2.7	Net of tax
Amortization of defined benefit pension/postretirement items
Prior service costs	(0.1)	—	—	—	(2)
Actuarial losses	2.1	4.4	4.6	9.3	(2)
Settlement gain	—	—	—	0.1	(2)
	2.0	4.4	4.6	9.4	Total before tax
	(0.7)	(1.5)	(1.6)	(3.3)	Tax expense
	$1.3	$2.9	$3.0	$6.1	Net of tax
Foreign currency translation adjustments
Venezuela deconsolidation charge	$33.7	$33.7	$—	$—	Venezuela deconsolidation charge
	$33.7	$33.7	$—	$—

Total reclassifications for the period	$41.3	$46.8	$4.5	$8.8	Net of tax

(1)	Amounts in parentheses indicate debits to profit/loss.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for further details).

Note 15 – Supplemental Financial Statement Information

	March 31, 2015	September 30, 2014
Inventories
Raw materials and supplies	$98.1	$92.6
Work in process	133.3	120.3
Finished products	426.5	404.0
Total inventories	$657.9	$616.9
Other Current Assets
Miscellaneous receivables	$51.6	$74.4
Deferred income tax benefits	137.6	136.3
Prepaid expenses	138.4	117.3
Value added tax collectible from customers	41.9	48.0
Income taxes receivable	87.4	71.1
Other	33.3	41.6
Total other current assets	$490.2	$488.7
Property, Plant and Equipment
Land	$40.2	$42.5
Buildings	287.3	296.4
Machinery and equipment	1,781.4	1,804.6
Construction in progress	61.8	53.4
Total gross property	2,170.7	2,196.9
Accumulated depreciation	(1,456.1)	(1,445.2)
Total property, plant and equipment, net	$714.6	$751.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$88.5	$106.0
Accrued trade allowances	74.4	82.6
Accrued salaries, vacations and incentive compensation	64.7	113.2
Income taxes payable	42.2	42.5
Returns reserve	23.6	45.4
2013 restructuring reserve	21.4	26.4
Spin restructuring	32.5	—
Spin-off accrual	27.7	12.9
Other	228.8	228.1
Total other current liabilities	$603.8	$657.1
Other Liabilities
Pensions and other retirement benefits	$300.6	$342.3
Deferred compensation	152.3	157.3
Other non-current liabilities	105.2	93.1
Total other liabilities	$558.1	$592.7

Note 16 – Recently issued accounting pronouncements
On April 7, 2015, the FASB issued a new ASU, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liabilities, consistent with debt discounts. The update will be effective for the Company beginning October 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required, and an entity is required to comply with the applicable disclosures for a change in accounting principles upon adoption. The Company is in the process of evaluating the impact the revised guidance will have on its financial statements.

Note 17 – Legal Proceedings/Contingencies
The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Note 18 – Guarantor and Non-Guarantor Financial Information - (Unaudited)
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

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2015
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$662.8	$558.8	$(213.6)	$1,008.0
Cost of products sold	—	387.3	331.5	(212.3)	506.5
Gross Profit	—	275.5	227.3	(1.3)	501.5

Selling, general and administrative expense	42.5	90.7	90.8	—	224.0
Advertising and sales promotion expense	—	64.6	43.4	(0.1)	107.9
Research and development expense	—	21.9	0.4	—	22.3
Venezuela deconsolidation charge	—	129.8	14.7	—	144.5
Spin restructuring	—	9.1	36.4	—	45.5
2013 restructuring	—	6.0	0.9	—	6.9
Interest expense	28.1	—	0.8	—	28.9
Intercompany interest (income)/expense	(27.5)	27.5	—	—	—
Other financing items, net	—	0.1	(5.4)	—	(5.3)
Intercompany service fees	—	2.9	(2.9)	—	—
Equity in earnings of subsidiaries	54.4	(32.4)	—	(22.0)	—
(Loss)/Earnings before income taxes	(97.5)	(44.7)	48.2	20.8	(73.2)
Income tax provision	(9.0)	11.8	13.7	(1.2)	15.3
Net (loss)/earnings	$(88.5)	$(56.5)	$34.5	$22.0	$(88.5)

Statement of Comprehensive Income:
Net (loss)/earnings	$(88.5)	$(56.5)	$34.5	$22.0	$(88.5)
Other comprehensive (loss)/income, net of tax	(66.4)	(23.8)	(67.3)	91.1	(66.4)
Total comprehensive (loss)/income	$(154.9)	$(80.3)	$(32.8)	$113.1	$(154.9)

	Consolidated Statements of Earnings (Condensed)
	For the Six Months Ended March 31, 2015
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,273.3	$1,189.0	$(415.9)	$2,046.4
Cost of products sold	—	763.7	705.0	(413.0)	1,055.7
Gross Profit	—	509.6	484.0	(2.9)	990.7

Selling, general and administrative expense	66.5	186.8	189.0	—	442.3
Advertising and sales promotion expense	—	110.3	82.9	(0.2)	193.0
Research and development expense	—	43.3	1.0	—	44.3
Venezuela deconsolidation charge	—	129.8	14.7	—	144.5
Spin restructuring	—	10.0	38.3	—	48.3
2013 restructuring	—	11.6	(5.2)	—	6.4
Interest expense	55.9	—	1.7	—	57.6
Intercompany interest (income)/expense	(54.8)	54.8	—	—	—
Other financing items, net	—	0.3	(9.0)	—	(8.7)
Intercompany service fees	—	4.2	(4.2)	—	—
Equity in earnings of subsidiaries	(70.6)	(133.7)	—	204.3	—
Earnings before income taxes	3.0	92.2	174.8	(207.0)	63.0
Income tax provision	(13.6)	26.6	36.1	(2.7)	46.4
Net earnings	$16.6	$65.6	$138.7	$(204.3)	$16.6

Statement of Comprehensive Income:
Net Earnings	$16.6	$65.6	$138.7	$(204.3)	$16.6
Other comprehensive (loss)/income, net of tax	(119.8)	(58.3)	(121.4)	179.7	(119.8)
Total comprehensive (loss)/income	$(103.2)	$7.3	$17.3	$(24.6)	$(103.2)

	Consolidated Statements of Earnings (Condensed)
	For the Quarter Ended March 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$659.5	$582.8	$(179.9)	$1,062.4
Cost of products sold	—	392.9	340.5	(179.3)	554.1
Gross Profit	—	266.6	242.3	(0.6)	508.3

Selling, general and administrative expense	—	99.6	100.9	(0.3)	200.2
Advertising and sales promotion expense	—	48.3	48.9	(0.1)	97.1
Research and development expense	—	22.2	0.5	—	22.7
2013 restructuring	—	14.6	8.1	—	22.7
Interest expense	30.3	—	1.0	—	31.3
Intercompany interest (income)/expense	(29.7)	29.8	—	(0.1)	—
Other financing items, net	—	0.2	(1.7)	—	(1.5)
Intercompany service fees	—	2.0	(1.9)	(0.1)	—
Equity in earnings of subsidiaries	(99.6)	(67.4)	—	167.0	—
Earnings before income taxes	99.0	117.3	86.5	(167.0)	135.8
Income tax provision	0.5	19.5	17.3	—	37.3
Net earnings	$98.5	$97.8	$69.2	$(167.0)	$98.5

Statement of Comprehensive Income:
Net Earnings	$98.5	$97.8	$69.2	$(167.0)	$98.5
Other comprehensive income/(loss), net of tax	2.1	1.3	(0.4)	(0.9)	2.1
Total comprehensive income	$100.6	$99.1	$68.8	$(167.9)	$100.6

	Consolidated Statements of Earnings (Condensed)
	For the Six Months Ended March 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$—	$1,285.7	$1,226.2	$(335.6)	$2,176.3
Cost of products sold	—	782.7	706.6	(333.1)	1,156.2
Gross Profit	—	503.0	519.6	(2.5)	1,020.1

Selling, general and administrative expense	—	200.8	203.2	(0.3)	403.7
Advertising and sales promotion expense	—	93.1	85.2	(0.2)	178.1
Research and development expense	—	43.6	1.0	—	44.6
2013 restructuring	—	32.3	14.8	—	47.1
Interest expense	60.4	—	2.1	—	62.5
Intercompany interest (income)/expense	(59.3)	59.4	—	(0.1)	—
Other financing items, net	—	0.3	(3.8)	—	(3.5)
Intercompany service fees	—	4.1	(4.0)	(0.1)	—
Equity in earnings of subsidiaries	(209.0)	(167.6)	—	376.6	—
Earnings before income taxes	207.9	237.0	221.1	(378.4)	287.6
Income tax provision	1.5	33.2	48.3	(1.8)	81.2
Net earnings	$206.4	$203.8	$172.8	$(376.6)	$206.4

Statement of Comprehensive Income:
Net Earnings	$206.4	$203.8	$172.8	$(376.6)	$206.4
Other comprehensive income/(loss), net of tax	6.5	(0.6)	1.5	(0.9)	6.5
Total comprehensive income	$212.9	$203.2	$174.3	$(377.5)	$212.9

	Consolidated Balance Sheets (Condensed)
	March 31, 2015
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$15.3	$1,099.0	$—	$1,114.3
Trade receivables, net (a)	—	8.9	440.0	—	448.9
Inventories	—	395.8	309.7	(47.6)	657.9
Other current assets	—	283.6	192.1	14.5	490.2
Total current assets	—	703.6	2,040.8	(33.1)	2,711.3
Investment in subsidiaries	7,237.9	2,184.1	—	(9,422.0)	—
Intercompany receivables, net (b)	—	4,122.4	416.5	(4,538.9)	—
Intercompany notes receivable (b)	1,956.3	1.9	10.7	(1,968.9)	—
Property, plant and equipment, net	—	412.5	302.1	—	714.6
Goodwill	—	1,086.5	372.3	—	1,458.8
Other intangible assets, net	—	1,646.4	171.1	—	1,817.5
Other assets	7.4	31.2	66.7	—	105.3
Total assets	$9,201.6	$10,188.6	$3,380.2	$(15,962.9)	$6,807.5

Liabilities and Shareholders' Equity
Current liabilities	$600.4	$456.5	$644.5	$—	$1,701.4
Intercompany payables, net (b)	4,538.9	—	—	(4,538.9)	—
Intercompany notes payable (b)	—	1,967.0	1.9	(1,968.9)	—
Long-term debt	1,699.0	—	—	—	1,699.0
Deferred income tax liabilities	—	457.5	28.2	—	485.7
Other liabilities	—	395.6	162.5	—	558.1
Total liabilities	6,838.3	3,276.6	837.1	(6,507.8)	4,444.2
Total shareholders' equity	2,363.3	6,912.0	2,543.1	(9,455.1)	2,363.3
Total liabilities and shareholders' equity	$9,201.6	$10,188.6	$3,380.2	$(15,962.9)	$6,807.5

(a) Trade receivables, net for the Non-Guarantors includes $235.3 at March 31, 2015 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), a 100% owned, special purpose subsidiary, which is a non-guarantor of the Notes. These receivables are used by ERF to securitize the borrowings under the Company's receivable securitization facility. The trade receivables are short-term in nature (on average less than 90 days). As payment of the receivable obligation is received from the customer, ERF remits the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility are re-billed to the Guarantors by way of intercompany services fees.

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

	Consolidated Statements of Cash Flows (Condensed)
	For the Six Months Ended March 31, 2015
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(9.2)	$(35.1)	$124.1	$—	$79.8
Cash Flow from Investing Activities
Capital expenditures	—	(27.3)	(9.7)	—	(37.0)
Change related to Venezuelan operations	—	—	(93.8)	—	(93.8)
Acquisitions, net of cash acquired	—	(11.1)	—	—	(11.1)
Proceeds from sale of assets	—	—	13.8	—	13.8
Proceeds from intercompany notes	80.0	—	—	(80.0)	—
Intercompany receivable/payable, net	(205.0)	(58.0)	(19.4)	282.4	—
Payment for equity contributions	—	(0.6)	—	0.6	—
Change in restricted cash	—	—	13.9	—	13.9
Net cash (used by)/from investing activities	(125.0)	(97.0)	(95.2)	203.0	(114.2)
Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(80.2)	—	—	—	(80.2)
Net increase (decrease) in debt with original maturities of 90 days or less	205.0	(0.3)	19.4	—	224.1
Payments for intercompany notes	—	(80.0)	—	80.0	—
Cash dividends paid	(62.1)	—	—	—	(62.1)
Proceeds from issuance of common stock, net	4.3	—	—	—	4.3
Excess tax benefits from share- based payments	9.2	—	—	—	9.2
Intercompany receivable/payable, net	58.0	224.4	—	(282.4)	—
Proceeds for equity contributions	—	—	0.6	(0.6)	—
Net cash from/(used by) financing activities	134.2	144.1	20.0	(203.0)	95.3
Effect of exchange rate changes on cash	—	—	(75.6)	—	(75.6)
Net increase/(decrease) in cash and cash equivalents	—	12.0	(26.7)	—	(14.7)
Cash and cash equivalents, beginning of period	—	3.3	1,125.7	—	1,129.0
Cash and cash equivalents, end of period	$—	$15.3	$1,099.0	$—	$1,114.3

	Consolidated Statements of Cash Flows (Condensed)
	For the Six Months Ended March 31, 2014
	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by)/from operations	$(29.7)	$119.0	$146.5	$(6.9)	$228.9
Cash Flow from Investing Activities
Capital expenditures	—	(21.1)	(15.3)	—	(36.4)
Acquisitions, net of cash acquired	—	(50.1)	(135.2)	—	(185.3)
Proceeds from sale of assets	—	3.3	1.0	—	4.3
Proceeds from intercompany notes	—	0.4	—	(0.4)	—
Intercompany receivable/payable, net	(80.0)	(176.3)	(44.5)	300.8	—
Payment for equity contributions	—	(0.7)	—	0.7	—
Other, net	—	—	(0.2)	—	(0.2)
Net cash (used by)/from investing activities	(80.0)	(244.5)	(194.2)	301.1	(217.6)
Cash Flow from Financing Activities
Net increase in debt with original maturities of 90 days or less	80.0	1.7	47.2	—	128.9
Payments for intercompany notes	—	—	(0.4)	0.4	—
Common stock purchased	(94.4)	—	—	—	(94.4)
Cash dividends paid	(62.1)	—	—	—	(62.1)
Proceeds from issuance of common stock, net	2.5	—	—	—	2.5
Excess tax benefits from share-based payments	4.4	—	—	—	4.4
Intercompany receivable/payable, net	176.3	124.5	—	(300.8)	—
Proceeds for equity contributions	—	—	0.7	(0.7)	—
Intercompany dividend	—	—	(6.9)	6.9	—
Net cash from/(used by) financing activities	106.7	126.2	40.6	(294.2)	(20.7)
Effect of exchange rate changes on cash	—	—	2.8	—	2.8
Net (decrease)/increase in cash and cash equivalents	(3.0)	0.7	(4.3)	—	(6.6)
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$5.0	$9.1	$977.6	$—	$991.7

Energizer Holdings, Inc.
Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

The following discussion is a summary of the key factors management considers necessary in reviewing the historical results of operations, operating segment results, and liquidity and capital resources of Energizer Holdings, Inc. (the "Company"). Statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” presented below. The Company reports results in two segments: Personal Care, which includes wet shave, skin care, feminine care and infant care products and Household Products, which includes batteries and portable lighting products. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and six months ended March 31, 2015 and the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated basis for the Company as a whole and do not take into account the planned spin-off of the Household Products business.  For more information on the risks associated with actions related to the planned spin-off of the Household Products business, see the section entitled “Risk Factors” in this document and in the Company’s annual report on Form 10-K for the year ended September 30, 2014 and in Item 1a of Part II of this document.

Non-GAAP Financial Measures

While the Company reports financial results in accordance with accounting principles generally accepted in the U.S. (“GAAP”), this discussion includes non-GAAP measures. These non-GAAP measures, such as adjusted net earnings, adjusted net earnings per diluted share, operating results, organic sales, SG&A as a percent of net sales (exclusive of spin costs, restructuring related charges and integration expenses) and other comparison changes, exclude the impact of currency devaluations and other currency movements, the costs associated with restructuring and other initiatives, costs associated with the planned spin-off transaction, certain charges related to the Venezuela deconsolidation charge, costs associated with acquisitions and integration as well as acquisition inventory valuation, adjustments to prior year tax accruals, pension curtailment and certain other items as outlined in this document, are not in accordance with, nor are they a substitute for, GAAP measures. Additionally, we are unable to provide a reconciliation of forward-looking non-GAAP measures due to uncertainty regarding future restructuring related charges, spin-off related charges, the impact of fluctuations in foreign currency movements and the cost of raw materials. The Company believes these non-GAAP measures provide a meaningful comparison to the corresponding historical or future period and assist investors in performing analysis consistent with financial models developed by research analysts. Investors should consider non-GAAP measures in addition to, not as a substitute for, or superior to, the comparable GAAP measures.

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

Forward-Looking Statements

Forward-Looking Statements. This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding the planned spin-off of the Household Products business, the timing of any such spin-off, the future earnings and performance of Energizer Holdings or any of its businesses, including the Household Products and Personal Care businesses on a standalone basis if the spin-off is completed. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	Whether the spin-off of the Household Products business is completed, as expected or at all, and the timing of any such spin-off;

•	Whether the conditions to the spin-off can be satisfied and the debt capital structures of each independent business can be established as expected;

•	Whether the operational, marketing and strategic benefits of the spin-off can be achieved;

•	Whether the costs and expenses of the spin-off can be controlled within expectations;

•	General market and economic conditions;

•	Market trends in the categories in which we operate;

•	The success of new products and the ability to continually develop and market new products;

•	Our ability to attract, retain and improve distribution with key customers;

•	Our ability to continue planned advertising and other promotional spending and the effectiveness of such spending;

•
Our ability to timely execute strategic initiatives, including restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including the planned spin-off of the Household Products business as well as restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	The impact of raw material and other commodity costs;

•	Goodwill impairment charges resulting from declines in profitability or estimated cash flows related to intangible assets or market valuations for similar assets;

•	Costs and reputational damage associated with cyber-attacks or information security breaches;

•	Our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	The impact of advertising and product liability claims and other litigation;

•	Compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in Energizer's publicly filed documents, including its annual report on Form 10-K for the year ended September 30, 2014 and in Item 1a of Part II of this document.

Highlights / Operating Results

Net loss for the quarter ended March 31, 2015 was $88.5, or $(1.41) per diluted share, compared to net earnings of $98.5, or $1.57 per diluted share, for the same quarter last year. Net earnings for the six months ended March 31, 2015 were $16.6, or $0.27 per diluted share, compared to $206.4, or $3.29 per diluted share, for the six months ended March 31, 2014.

Second fiscal quarter results saw organic top-line improvement as a result of the new battery product launch, EcoAdvanced™, as well as continued margin rate improvement due to savings from the 2013 restructuring project and lower commodity costs. The second quarter also reflects the impacts of significant weakening in foreign currency rates versus the U.S. dollar, the Venezuela deconsolidation charge, increased Advertising & Promotion (A&P) investments in support of innovation launch activity and brand building programs and costs incurred as a result of our spin transaction and restructuring efforts.

For the six months ended March 31, 2015, results reflect organic top-line declines, the impacts of significant weakening in foreign currency rates versus the U.S. dollar, the Venezuela deconsolidation charge, increased A&P investments and costs incurred as a result of our spin transaction and restructuring efforts. Partially offsetting these decreases were continued margin rate improvements and accretion from the feminine care brands acquisition.

Net earnings and diluted earnings per share (EPS) for the time periods presented were impacted by certain items related to restructuring and realignment activities, spin restructuring costs, spin transaction costs, Venezuela deconsolidation charge, acquisition and integration costs and certain other adjustments as described in the tables below. The impact of these items on reported net earnings and reported net earnings per diluted share are provided below as a reconciliation of net earnings and net earnings per diluted share to adjusted net earnings and adjusted net earnings per diluted share, which are non-GAAP measures

	Quarter Ended March 31,
	Net (Loss)/Earnings		Diluted EPS
	2015	2014	2015	2014
Net (Loss)/Earnings/Diluted EPS - GAAP (Unaudited)	$(88.5)	$98.5	$(1.41)	$1.57
Impacts, net of tax: Expense/(Income)
Venezuela deconsolidation charge	144.5	—	2.31	—
Spin costs	31.0	—	0.49	—
Spin restructuring	31.3	—	0.50	—
2013 Restructuring and related costs, net (1)	4.4	17.6	0.07	0.28
Feminine care acquisition/integration costs	—	0.7	—	0.01
Acquisition inventory valuation	—	1.0	—	0.02
Other realignment/integration	0.4	0.2	0.01	—
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$123.1	$118.0	$1.97	$1.88

Weighted average shares - Diluted			62.6	62.6
(1) Includes net of tax costs of $2.1 for the quarter ended March 31, 2014, associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, net of tax costs of $0.3 for the quarter ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of Earnings (Condensed).

	Six Months Ended March 31,
	Net Earnings		Diluted EPS
	2015	2014	2015	2014
Net Earnings/Diluted EPS - GAAP (Unaudited)	$16.6	$206.4	$0.27	$3.29
Impacts, net of tax: Expense/(Income)
Venezuela deconsolidation charge	144.5	—	2.31	—
Spin costs	56.8	—	0.91	—
Spin restructuring	33.1	—	0.53	—
2013 Restructuring and related costs, net (1)	3.3	35.1	0.05	0.56
Feminine care acquisition/integration costs	—	3.8	—	0.06
Acquisition inventory valuation	—	5.0	—	0.08
Other realignment/integration	0.7	0.3	0.01	—
Adjustments to prior years' tax accruals	(2.6)	—	(0.04)	—
Net Earnings/Diluted EPS - adjusted (Non-GAAP)	$252.4	$250.6	$4.04	$3.99

Weighted average shares - Diluted			62.5	62.8
(1) Includes net of tax costs of $0.2 for the six months ended March 31, 2015 and $3.6 for the six months ended March 31, 2014, associated with certain information technology and related activities, which are included in Selling, general and administrative expense (SG&A) on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). Additionally, net of tax costs of $0.3 for the six months ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of Earnings (Condensed).

The following table provides a recap of the change in total net sales for the quarter and six months ended March 31, 2015 as compared to the quarter and six months ended March 31, 2014.

Net Sales - Total Company (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2015

	Q2	%Chg	Six Months	%Chg
Net Sales - FY '14	$1,062.4		$2,176.3
Organic	2.6	0.3%	(50.2)	(2.4)%
Change in Venezuela results	3.4	0.3%	3.9	0.2%
Impact of currency	(60.4)	(5.7)%	(105.0)	(4.8)%
Incremental impact of acquisition	—	—%	21.4	1.0%
Net Sales - FY '15	$1,008.0	(5.1)%	$2,046.4	(6.0)%

Net sales for the quarter were $1,008.0, a decrease of $54.4, or 5.1%, as compared to the prior year quarter, including a decrease of 5.7% due to an unfavorable movement in currency rates and a benefit of 0.3% due to an increase in reported net sales in Venezuela. Exclusive of the impact of unfavorable currency movements and the benefit of increased Venezuela reported net sales, organic net sales increased 0.3% versus the prior year fiscal quarter due to gains in the Household Products segment.

Net sales for the six months were $2,046.4, a decrease of $129.9, or 6.0%, as compared to the prior year, including a decrease of 4.8% due to an unfavorable movement in currency rates, a benefit of 0.2% due to an increase in reported net sales in Venezuela and an increase of 1.0% due to the incremental impact of sales from the feminine care acquisition. Exclusive of the impact of unfavorable currency movements, the benefit of increased Venezuela reported net sales and the incremental impact of sales from the feminine care acquisition, organic net sales decreased 2.4% versus the prior year due to declines across both segments.

Gross margin for the second fiscal quarter increased 200 basis points to 49.8%. On a year to date basis, gross margin as a percentage of net sales was 48.4%, up 150 basis points versus prior year. The increase in gross margin for both periods was primarily due to savings from the 2013 restructuring project and lower commodity costs.
Total Selling, general and administrative expense (SG&A) was $224.0, or 22.2% of net sales, for the current year quarter as compared to $200.2, or 18.8% of net sales, for the prior year quarter. Included within the current quarter results were pre-tax costs of $47.6 related to the spin-off transaction, $0.3 of acquisition/integration costs and $0.1 of information technology enablement costs (recorded within SG&A, but considered part of the overall 2013 restructuring project). Excluding the year-over-year impact of these items, SG&A as a percent of net sales decreased 90 basis points compared to prior year levels.

On a year to date basis, SG&A as a percent of net sales was 21.6% as compared to 18.5% in the prior fiscal period, up 310 basis points. Included within the current fiscal year results were pre-tax costs of $88.4 related to the spin-off transaction, $0.6 of acquisition/integration costs and $0.3 of information technology enablement costs (recorded within SG&A, but are considered part of the overall 2013 restructuring project). Excluding the year-over-year impact of these items, SG&A as a percent of net sales decreased 80 basis points compared to prior year levels.

For the quarter, A&P was $107.9, or 10.7% of net sales, as compared to $97.1, or 9.1% of net sales in the prior year quarter. On a year to date basis, A&P spending was approximately $193.0, or 9.4% of net sales as compared to $178.1, or 8.2% of net sales in the prior year. Spending was increased in both segments in support of innovation launch activity and brand building programs.

For the quarter and six months ended March 31, 2015, research and development (R&D) expense was $22.3 and $44.3, respectively, compared to $22.7 and $44.6 for the quarter and six months ended March 31, 2014.

For the quarter and six months ended March 31, 2015, the Company recorded a one-time charge of $144.5 as a result of deconsolidating our Venezuelan subsidiaries, which had no accompanying tax benefit. The Venezuela deconsolidation charge was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 5 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care segment into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For the quarter and six months ended March 31, 2015, $48.3 ($47.6 included in SG&A, $0.7 included in Cost of products sold) and $89.1 ($88.4 included in SG&A, $0.7 included in Cost of products sold) of pre-tax charges were recorded in the Consolidated Statements of Earnings and Comprehensive Income (Condensed), respectively. Additionally, the Company recorded $45.5 and $48.3 in pre-tax spin restructuring charges related to the proposed spin transaction for the quarter and six months ended March 31, 2015, respectively. The spin restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See further discussion in the subsequent pages.

For the quarter and six months ended March 31, 2015, the Company recorded pre-tax expense of $6.9 and $6.4, respectively, and $22.7 and $47.1 for the quarter and six months ended March 31, 2014, respectively, related to its 2013 restructuring. Including:

•	Accelerated depreciation charges of $2.0 and $3.4 for the quarter and six months ended March 31, 2015, and $2.8 and $7.2 for the quarter and six months ended March 31, 2014, respectively,

•
Severance and related benefit costs of $1.1 and $4.3 for the quarter and six months ended March 31, 2015, and $5.0 and $10.9 for the quarter and six months ended March 31, 2014, respectively, associated with staffing reductions that have been identified to date, and

•
Consulting, program management and other charges associated with the restructuring of $3.8 and $9.7 for the quarter and six months ended March 31, 2015, and $14.9 and $29.0 for the quarter and six months ended March 31, 2014, respectively, and

•
Net gain on the sale of fixed assets of $11.0 for the six months ended March 31, 2015 related to the sale of our Asia battery packaging facility that was closed as part of the 2013 restructuring project.

The 2013 restructuring costs are reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.1 and $0.3 for the quarter and six months ended March 31, 2015, respectively, and $3.2 and $5.5 for the quarter and six months ended March 31, 2014 associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of Earnings (Condensed). These information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for the restructuring initiative.

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

Project-to-date savings total approximately $310 as of March 31, 2015.

Total project-to-date costs are approximately $270 as of March 31, 2015. These amounts are inclusive of certain information technology enablement costs (included in SG&A) and inventory obsolescence charges (included in Cost of products sold), both of which are considered part of the overall 2013 restructuring project.

In connection with the feminine care brands acquisition, the Company recorded pre-tax acquisition/integration costs of $1.0 and $5.9 for the quarter and six months ended March 31, 2014. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management’s view on how segment results are evaluated.

For the six months ended March 31, 2014, the Company recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the quarter and six months ended March 31, 2014, the Company recorded $1.6 and $8.0, respectively, within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management’s view on how segment results are evaluated.

Interest expense was $28.9 and $57.6 for the quarter and six months ended March 31, 2015, down $2.4 and $4.9, respectively, as compared to the prior year quarter. The decrease in interest expense was due primarily to a lower interest rate on average debt outstanding.

Other financing income was $5.3 and $8.7 for the quarter and six months ended March 31, 2015, primarily reflecting the net impact of foreign currency hedging contract gains partially offset by revaluation losses on nonfunctional currency balance sheet exposures, as compared to income of $1.5 and $3.5 in the prior fiscal year quarter and six months ended March 31, 2014.

Our six month effective tax rate was approximately 73.7% as compared to 28.2% in the prior year. The effective tax rate was unfavorably impacted by the Venezuela deconsolidation charge, which had no accompanying tax benefit. Excluding the tax impact of the GAAP to non-GAAP reconciling items detailed in the table above and certain prior year tax adjustments, the year-to-date effective tax rate was 28.3% as compared to 29.3% in the prior fiscal year.

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

The spin restructuring initiative savings are targeted to offset incremental costs expected to be incurred to develop the stand-alone organizations. Both businesses are expected to reach a normalized run rate SG&A within three to four quarters post-spin as several duplicate costs will be maintained for a period of time post spin as we stabilize and complete restructuring initiatives.

The Company estimates total spin-off and spin restructuring related costs through the close of the spin-off will be approximately $350 to $425. Included in the range is debt breakage fees of approximately $60 as a result of the April 2015 notice of prepayment to the holders of our Private Placement notes. For further information on this amount, see Note 11 to the Condensed Financial Statements.

These estimates are based on currently known facts and may change materially as future operating decisions are made. These estimates do not include costs related to certain tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant.

As part of our planning for the proposed spin-off transaction, we are evaluating our world wide cash balances and how those cash balances will be allocated to the two independent companies following the consummation of the planned spin-off on July 1, 2015.  As part of the spin-off transaction, it is possible that foreign cash and foreign earnings currently considered to be indefinitely reinvested may be repatriated.  Based on our ongoing analysis, we believe the repatriation of certain foreign cash balances can be done in a tax efficient manner. However, some repatriation could result in the need to record U.S. income tax expense in a future period which would likely be material.  Our plans in this regard are not final and will not be finalized until the capitalization plans of both independent companies are completed.

The Company has incurred the following pre-tax charges related to the total spin-off and spin restructuring related costs for the current quarter, fiscal year-to-date and project-to-date:

•
$93.8 for the second fiscal quarter ($47.6 reported in SG&A. $0.7 reported on Cost of products sold and $45.5 reported as a separate line item on the Consolidated Statement of Earnings and Comprehensive Income (Condensed))

•
$137.4 for the six months ended March 31, 2015 ($88.4 reported in SG&A, $0.7 reported in Cost of products sold and $48.3 reported as a separate line item on the Consolidated Statement of Earnings and Comprehensive Income (Condensed))

•
$182.1 for the project-to-date ($133.1 reported in SG&A, $0.7 reported in Cost of products sold and $48.3 reported as a separate line item on the Consolidated Statement of Earnings and Comprehensive Income (Condensed))

Segment Results

Operations for the Company are managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care) and Household Products (Battery and Portable Lighting products). Segment performance is evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives (including spin restructuring and the 2013 restructuring detailed above), the second fiscal quarter 2015 charge related to the Venezuela deconsolidation, acquisition, integration or business realignment activities, and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of charges such as other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, from segment results reflects management's view on how it evaluates segment performance.

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

This structure is the basis for the Company’s reportable segment information, as included in the tables in Note 2 to the Condensed Financial Statements for the quarter and six months ended March 31, 2015.

Segment sales and profitability for the quarters and six months ended March 31, 2015 and 2014, respectively, are presented below.

Personal Care

Net Sales - Personal Care (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2015
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '14	$689.0		$1,239.2
Organic	(8.7)	(1.3)%	(25.0)	(2.0)%
Change in Venezuela results	6.1	0.9%	8.8	0.7%
Impact of currency	(35.3)	(5.1)%	(56.2)	(4.5)%
Incremental impact of acquisition	—	—%	21.4	1.7%
Net Sales - FY '15	$651.1	(5.5)%	$1,188.2	(4.1)%

For the quarter, net sales decreased 5.5% on a reported basis. Excluding the unfavorable impact of currency movements and the benefit of increased Venezuela net sales, organic sales decreased 1.3% versus the prior year quarter due to lower volumes across Wet Shave, Infant Care and Feminine Care products, partially offset by improved price/mix in Wet Shave and Skin Care. Despite improved performance in many of our U.S. personal care categories, we experienced share declines driven by increased levels of competitive promotional activities.

From a product standpoint, the net sales change on a reported and organic basis was due primarily to the following:

•
Wet Shave net sales decreased approximately 7% on a reported basis. Excluding the unfavorable impact of currency movements and the year-over-year change in Venezuela results net sales decreased approximately 1% on an organic basis primarily due to prior year product launches of Hydro Sensitive in North America.

•
Skin Care net sales were flat on a reported basis. Excluding the unfavorable impact of currency movements, net sales increased approximately 3% on an organic basis driven by increased sun care sales due to the timing of Easter.

•
Feminine Care net sales decreased approximately 5% on a reported basis. Excluding the unfavorable impact of currency movements, net sales decreased approximately 4% on an organic basis primarily due to prior year product launches, promotional activity, lost distribution and current year competitive activity.

•	Infant Care decreased due to continued heightened competitive activity.

For the six months ended March 31, 2015, net sales decreased 4.1% on a reported basis. Excluding the unfavorable impact of currency movements, the benefit of increased Venezuela sales and the incremental impact of acquisition net sales, organic sales decreased 2.0% versus the prior year six months due primarily to lower volumes across Feminine Care, Wet Shave and Infant Care products due to an increased level of competitive promotional activity partially offset by improved price/mix in Wet Shave and Skin Care.

Segment Profit - Personal Care (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2015
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '14	$170.7		$301.0
Operations	5.3	3.1%	(4.3)	(1.4)%
Change in Venezuela results	3.3	1.9%	4.2	1.4%
Impact of currency	(14.2)	(8.3)%	(24.1)	(8.0)%
Incremental impact of acquisition	—	—%	4.5	1.5%
Segment Profit - FY '15	$165.1	(3.3)%	$281.3	(6.5)%

Segment profit for the quarter was $165.1, down $5.6 or 3.3%, inclusive of the negative impact of unfavorable currency movements and change in Venezuela results. Operationally, segment profit increased 3.1% in the quarter driven primarily by improved price/mix, restructuring cost savings and lower overhead spending. These favorable items were partially offset by higher A&P spending.

For the six months ended March 31, 2015, segment profit was $281.3, down 6.5%, inclusive of the negative impact of unfavorable currencies, the benefit of the change in Venezuela results and the incremental impact of acquisitions. Operationally, segment profit decreased 1.4% primarily due to increased A&P spending partially offset by improved price/mix, restructuring cost savings and lower overhead spending.

Household Products

Net Sales - Household Products (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2015
	Q2	% Chg	Six Months	%Chg
Net Sales - FY '14	$373.4		$937.1
Organic	11.3	3.0%	(25.2)	(2.7)%
Change in Venezuela results	(2.7)	(0.7)%	(4.9)	(0.5)%
Impact of currency	(25.1)	(6.7)%	(48.8)	(5.2)%
Net Sales - FY '15	$356.9	(4.4)%	$858.2	(8.4)%

Net sales decreased 4.4% on a reported basis. Excluding the impact of currencies and the change in Venezuela results, organic net sales increased 3.0% versus the prior year quarter due primarily to increased shipments related to the EcoAdvanced™ product launch. We anticipate some of the second fiscal quarter revenue benefit was due to increased initial retail inventory stock fills.

For the six months ended March 31, 2015, net sales decreased 8.4% on a reported basis. Excluding the impact of currencies and the change in Venezuela results, organic sales declined 2.7% versus the prior year due primarily to increased promotional spending and timing of holiday shipments, partially offset by increased shipments in the second quarter related to the EcoAdvanced™ product launch.

Segment Profit - Household Products (In millions - Unaudited)
Quarter and Six Months Ended March 31, 2015
	Q2	% Chg	Six Months	%Chg
Segment Profit - FY '14	$62.1		$195.5
Operations	22.1	35.6%	27.5	14.1%
Change in Venezuela results	(2.6)	(4.2)%	(4.6)	(2.4)%
Impact of currency	(13.7)	(22.1)%	(29.3)	(15.0)%
Segment Profit - FY '15	$67.9	9.3%	$189.1	(3.3)%

Segment profit for the quarter was $67.9, up $5.8, or 9.3%, versus the same quarter last year. Excluding the impact of the unfavorable movement in currencies and Venezuela year-over-year results, segment profit increased $22.1 driven by organic net sales gains, reduced overhead spending, improved manufacturing costs resulting from the 2013 restructuring project and lower commodity input prices.

For the six months ended March 31, 2015, segment profit was $189.1, down 3.3%, inclusive of the negative impact of unfavorable currencies and the change in Venezuela results. Operationally, segment profit increased 14.1% primarily due to reduced overhead spending, improved manufacturing costs resulting from the 2013 restructuring project and lower commodity input prices.

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
General corporate expenses	$33.2	$33.2	$61.3	$73.2
Integration/other realignment	0.5	0.3	0.9	0.5
Sub-total	33.7	33.5	62.2	73.7
Venezuela deconsolidation charge	144.5	—	144.5	—
Spin costs	48.3	—	89.1	—
Spin restructuring	45.5	—	48.3
2013 restructuring and related costs (1)	7.0	26.3	6.7	53.0
Feminine care costs:
Acquisition costs	—	(0.1)	—	3.4
Integration costs	—	1.1	—	2.5
Acquisition inventory valuation	—	1.6	—	8.0
General corporate and other expenses	$279.0	$62.4	$350.8	$140.6
% of total net sales	27.7%	5.9%	17.1%	6.5%
(1) Includes pre-tax costs of $0.1 and $0.3 for the quarter and six months ended March 31, 2015, respectively, and $3.2 and $5.5 for the quarter and six months ended March 31, 2014, associated with certain information technology and related activities, which are included in SG&A on the Statement of Earnings (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of Earnings (Condensed).

For the quarter and six months ended March 31, 2015, general corporate and other expenses, including integration and other realignment charges were $33.7 and $62.2 as compared to $33.5 and $73.7 for the same quarter and six months in the prior fiscal year, respectively. The decrease for the six months ended was primarily due to lower compensation costs as well as lower pension costs as a result of the change in amortization period for unrecognized gains and losses, as disclosed in the prior fiscal year.

For the quarter and six months ended March 31, 2015, the Company recorded a one-time charge of $144.5 as a result of deconsolidating our Venezuelan subsidiaries, which had no accompanying tax benefit. The Venezuela deconsolidation charge was reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 5 to the Condensed Financial Statements.

As announced on April 30, 2014, the Company is pursuing a plan to separate the Household Products and Personal Care divisions into two independent, publicly traded companies.  As a result, the Company is incurring incremental costs to evaluate, plan and execute the transaction.  For the quarter and six months ended March 31, 2015, $46.7 and $88.4 of pre-tax charges were recorded in SG&A on the Consolidated Statements of Earnings and Comprehensive Income (Condensed), respectively, and $0.7 of pre-tax charges for the quarter and six months ended March 31, 2015 were recorded in Cost of products sold on the Statement of Earnings (Condensed). Additionally, the Company recorded $45.5 and $48.3 in pre-tax spin restructuring charges related to the proposed spin transaction, primarily related to severance costs and asset write-offs, for the quarter and six months ended March 31, 2015. The spin restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). See Note 1 to the Condensed Financial Statements.

For the quarter and six months ended March 31, 2015, the Company recorded pre-tax expense of $6.9 and $6.4 related to its 2013 restructuring, as compared to pre-tax expense of $22.7 and $47.1 for the prior year quarter and six months, respectively. The 2013 restructuring charges were reported on a separate line in the Consolidated Statements of Earnings and Comprehensive Income (Condensed). In addition, pre-tax costs of $0.1 and $0.3 for the quarter and six months ended March 31, 2015, and $3.2 and $5.5 for the quarter and six months ended March 31, 2014, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in Selling, general and administrative (SG&A) on the Consolidated Statement of Earnings and Comprehensive Income (Condensed). Additionally, pre-tax costs of $0.4 for the quarter and six months ended March 31, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold on the Statement of Earnings (Condensed). See Note 4 to the Condensed Financial Statements.

In connection with the feminine care brands acquisition, the Company recorded pre-tax acquisition/integration costs of $1.0 and $5.9 for the quarter and six months ended March 31, 2014. These amounts are not reflected in the Personal Care segment, but rather are presented as a separate line item below segment profit. Such presentation reflects management’s view on how segment results are evaluated.

For the six months ended March 31, 2014, the Company recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the close date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the quarter and six months ended March 31, 2014, the Company recorded $1.6 and $8.0, respectively, within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management’s view on how segment results are evaluated.

Liquidity and Capital Resources

At March 31, 2015, substantially all of the Company's cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Under the current structure of the Company, our intention is to reinvest these earnings indefinitely.  As part of our planning for the proposed spin-off transaction, we are evaluating our world wide cash balances and how those cash balances will be allocated to the two independent companies following the consummation of the planned spin-off on July 1, 2015.  As part of the spin-off transaction, it is possible that foreign cash and foreign earnings currently considered to be indefinitely reinvested may be repatriated.  Based on our ongoing analysis, we believe the repatriation of certain foreign cash balances can be done in a tax efficient manner. However, some repatriation could result in the need to record U.S. income tax expense in a future period which would likely be material.  Our plans in this regard are not final and will not be finalized until the capitalization plans of both independent companies are completed.

The counterparties to deposits consist of a number of major financial institutions. The Company consistently monitors positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

The Company’s total borrowings were $2,432.2 at March 31, 2015, including $513.2 tied to variable interest rates. The Company maintains total committed debt facilities of $2,842.2.

The Company's Amended and Restated Revolving Credit Agreement, which matures in 2016, was amended in February 2015 to provide for revolving credit loans and the issuance of letters of credit in an aggregate amount of up to $750.0 at March 31, 2015. The Company had outstanding borrowings of $340.0 under our revolving credit facility, recorded within notes payable and $14.2 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $395.8 remains available as of March 31, 2015.

Advances under the Company's $150 receivables securitization program, as amended, are not considered debt for purposes of the Company’s debt compliance covenants, but are included in Notes payable on the balance sheet. At March 31, 2015 and September 30, 2014, there was $150.0 and $133.5, respectively, outstanding under this facility.

In addition, the Company had outstanding international borrowings, recorded within Notes payable, of $23.2 and $21.0 as of March 31, 2015 and September 30, 2014, respectively.

Subsequent to the quarter, on April 29, 2015, we entered into a 364-day Term Loan Credit Agreement to borrow up to $1 billion under a senior unsecured loan facility (the “Bridge Facility”). No loans are currently outstanding under the Bridge Facility. In connection with entering into the Bridge Facility, we issued an irrevocable notice of prepayment to the holders of our Private Placement notes in the outstanding principal amount of $820. Energizer intends to prepay these notes in May 2015, from the proceeds of an advance from the Bridge Facility. As a result of the prepayment, we expect to incur approximately $60 in make-whole payments to note holders.

Operating Activities

Cash flow from operating activities was an inflow of $79.8 for the six months ended March 31, 2015 as compared to an inflow of $228.9 in the first six months of the prior fiscal year. This change was largely driven by lower net earnings as a result of cash expenditures related to spin and restructuring costs incurred in the current year as well as changes in working capital. The change in working capital was largely driven by higher inventory of approximately $118 as a result of temporary inventory builds ahead of new product launches, changes in the Household manufacturing footprint and on-going Personal Care footprint changes.

Prior to March 31, 2015, we included the results of our Venezuelan operations in our Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows are reflected in the Consolidated Financial Statements at the official exchange rate of 6.30 bolivars per U.S. dollar for the quarter and six months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company had $33.8 of USD intercompany receivables due from its Venezuela subsidiaries, for household and personal care products previously imported, the majority of which have been outstanding since Fiscal 2010. As of March 31, 2015 the Company’s Venezuela subsidiary held bolivar denominated cash deposits of $93.8 of cash (at the 6.30 per U.S. dollar rate). Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited our ability to realize the benefits from earnings of the Company’s Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over our Venezuelan subsidiaries for accounting purposes. Therefore, in accordance with Accounting Standards Codification 810 -- Consolidation, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for our investment in our Venezuelan operations using the cost method of accounting. As a result of deconsolidating our Venezuelan subsidiaries, we recorded a one-time charge of $144.5 in the second quarter of 2015, which had no accompanying tax benefit. This charge included the write-off of our investment in our Venezuelan subsidiaries, foreign currency translation losses of $33.7 previously recorded in accumulated other comprehensive income and the intercompany receivables discussed above. Our Venezuelan operations’ cash balance of $93.8 (at the 6.30 per U.S. dollar rate) at March 31, 2015 is no longer reported in Cash and cash equivalents on our Consolidated Balance Sheet. In future periods, our financial results will not include the operating results of our Venezuelan operations. Instead, we will record revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from our Venezuelan subsidiaries will be recorded as other income upon receipt of the cash.

Investing Activities

Net cash used by investing activities was $114.2 during the first six months of this fiscal year as compared to $217.6 used in the first six months of the prior year.  A primary driver of the decrease in cash used was the $185.3 of cash used to fund the feminine care brand acquisition in the prior year six months. In addition, approximately $14 of proceeds received from the sale of our Asia battery packaging facility and a $13.9 change in restricted cash contributed to less cash used for Investing activities during the current year six months as compared to the prior year.

The Company has been unable to access the cash balance in Venezuela as a result of the severe lack of exchangeability between the Venezuelan bolivar and U.S. dollar. As a result of these conditions, and in accordance with Accounting Standards Codification (“ASC”) 810 -- Consolidation, we began reporting the results of our Venezuelan operations using the cost method of accounting. This change, which we made effective March 31, 2015, resulted in a second quarter 2015 one-time charge of $144.5, as discussed above. Our Venezuelan operations’ cash balance of $93.8 at March 31, 2015, is no longer reported in Cash and cash equivalents and therefore shown as a cash outflow for the six months ended March 31, 2015. In future periods, our financial results will not include the operating results of our Venezuelan operations. Instead, we will record cash and recognize income from our Venezuelan operations in our consolidated financial statements to the extent we are paid for inventory imports or receive dividends from them.

Capital expenditures were $37.0 for the six months ended March 31, 2015 as compared to $36.4 over the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $70 to $80. These estimates do not include potential expenditures related to the proposed spin-off transaction. We expect these expenditures will be financed with cash flow from operations.

Financing Activities

Net cash from financing activities was $95.3 in the current fiscal year as compared to cash used by financing activities of $20.7 in the prior year. The increase in cash from financing activities was driven by additional cash of approximately $95 from short term borrowings as well as no share repurchases made during the first six months of 2015. Partially offsetting the increase in cash was the payment of private placement debt of $80. In the current year six months, dividends totaled approximately $62, consistent with the prior year payment.

The effect of exchange rate on cash was a reduction of $75.6 in the current fiscal year as compared to an accretive impact of $2.8 in the prior fiscal year quarter. This change was primarily the result of exchange impacts as a result of the strengthening of the U.S. dollar in relation to many foreign currencies, including the Euro.

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

The Company’s ratio of indebtedness to its EBITDA was 3.3 to 1, and the ratio of its EBIT to total interest expense was 4.7 to 1, as of March 31, 2015. In addition to the financial covenants described above, the credit agreements and the note purchase agreements contain customary representations and affirmative and negative covenants, including limitations on liens, sales of assets, subsidiary indebtedness, mergers and similar transactions, changes in the nature of the business of the Company and transactions with affiliates. If the Company fails to comply with the financial covenants referred to above or with other requirements of the credit agreement or private placement note agreements, the lenders would have the right to accelerate the maturity of the debt. Acceleration under one of these facilities would trigger cross defaults on other borrowings.

On November 3, 2014, the Company's Board of Directors declared a dividend for the first quarter of fiscal 2015 of $0.50 per share of Common Stock, which was paid on December 16, 2014. The dividend paid totaled $31.1.

On January 26, 2015, the Company's Board of Directors declared a dividend for the second quarter of fiscal 2015 of $0.50 per share of Common Stock, which was paid on March 18, 2015. The dividend paid totaled $31.1.

Subsequent to the quarter, on April 27, 2015, the Company's Board of Directors declared a dividend for the third quarter of fiscal 2015 of $0.50 per share of Common Stock, which will be paid on June 10, 2015 and is expected to be approximately $31.

During the six months ended March 31, 2015, the Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has approximately five million shares remaining under the above noted Board authorization to repurchase its common stock in the future. Future share repurchases, if any, would be made on the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

A summary of Energizer’s significant contractual obligations at March 31, 2015 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$1,920.0	$220.0	$290.0	$310.0	$1,100.0
Interest on long-term debt	461.4	98.8	158.1	103.4	101.1
Notes payable	513.2	513.2	—	—	—
Minimum pension funding (1)	28.7	15.8	9.6	3.3	—
Operating leases	129.3	28.9	41.1	29.4	29.9
Purchase obligations and other (2) (3) (4)	144.2	69.8	38.0	16.6	19.8
Total	$3,196.8	$946.5	$536.8	$462.7	$1,250.8

1
Globally, total pension contributions for the Company in the next twelve months are estimated to be approximately $16. The U.S. pension plans constitute over 75% of the total benefit obligations and plan assets for the Company's pension plans. The estimates beyond 2015 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2019 are not currently determinable.

2
The Company has estimated approximately $9 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of March 31, 2015, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $41. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

3	Included in the table above are approximately $54 of fixed costs related to third party logistics contracts.
4
Included in the table above are approximately $28 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring. This is not inclusive of severance and related benefit costs associated with the spin restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms, and are non-routine in nature. The Company is also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, the Company has various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of March 31, 2015, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these arrangements have been excluded from the table above.

Subsequent to the quarter, on April 29, 2015, we entered into a 364-day Term Loan Credit Agreement to borrow up to $1 billion under a senior unsecured loan facility (the “Bridge Facility”). No loans are currently outstanding under the Bridge Facility. In connection with entering into the Bridge Facility, we issued an irrevocable notice of prepayment to the holders of our Private Placement notes in the outstanding principal amount of $820. Energizer intends to prepay these notes in May 2015, from the proceeds of an advance from the Bridge Facility. As a result of the prepayment, we expect to incur approximately $60 in make-whole payments to note holders. This amount is not included in the table above since it is subsequent to March 31, 2015.

Market Risk

Currency Rate Exposure

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

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $26.9 and $14.5 at March 31, 2015 and September 30, 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss on the Consolidated Balance Sheets (Condensed). Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2015 levels over the next twelve months, approximately $26.6 of the pre-tax gain included in Accumulated other comprehensive loss at March 31, 2015, is expected to be included in earnings. Contract maturities for these hedges extend into fiscal year 2016. There were 80 open foreign currency contracts at March 31, 2015 with a total notional value of approximately $286.

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

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and six months ended March 31, 2015 resulted in income of $0.3 and $5.4, respectively, and income of $1.9 and $10.7, respectively, for the quarter and six months ended March 31, 2014 and was recorded in Other financing items, net on the Consolidated Statements of Earnings and Comprehensive Income (Condensed). There were 13 open foreign currency derivative contracts which are not designated as cash flow hedges at March 31, 2015, with a total notional value of approximately $210.

Commodity Price Exposure

The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At March 31, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2015, the Company had $513.2 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's receivable securitization program and its Revolving Credit Agreement.

Stock Price Exposure

The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed, to mitigate the impact of changes in certain of the Company’s deferred compensation liabilities, which are tied to the Company’s common stock price. The fair market value of the share option was $5.6, which was included in other current assets at September 30, 2014 and settled in November 2014 for $6.1. The change in estimated fair value of the total share option for the six months ended March 31, 2015 resulted in income of $0.5, and expense of $2.2 and income of $5.2, respectively, for the quarter and six months ended March 31, 2014, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the Consolidated Statements of Cash Flows (Condensed) as the period activity associated with the Company’s deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

Energizer maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 — Legal Proceedings

The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We are a party to legal proceedings and claims that arise during the ordinary course of business. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company’s financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

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
Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. As a result, a cyber-attack could negatively impact our revenues and increase our operating and capital costs. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties. We may also be required to incur additional costs to modify or enhance our systems in order to try to prevent or remediate any such attacks.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2015	990	$127.81	—	5,019,739
February 1 to 28, 2015	269	$134.67	—	5,019,739
March 1 to 31, 2014	26	$133.41	—	5,019,739

(1)	1,285 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.
(2)
On April 30, 2012, the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares. The Company did not repurchase any shares of the Company's common stock during the quarter ended March 31, 2015, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has approximately five million shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 — Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGIZER HOLDINGS, INC.

Registrant

		By:	/s/ Daniel J. Sescleifer

Daniel J. Sescleifer
Executive Vice President and
Chief Financial Officer
(Duly authorized signatory and
Principal financial officer)
Date:	May 5, 2015

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1*
Amended and Restated Articles of Incorporation of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

3.2	Amended Bylaws of Energizer Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 30, 2014).

10.1
Separation Agreement and General Release by and between Daniel Sescleifer and Energizer Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 27, 2015).

10.2
Term Loan Credit Agreement dated as of April 29, 2015 by and among Energizer Holdings, Inc., as borrower, Citibank, N.A., as administrative agent, and Bank of America, N.A., the Bank of Tokyo-Mitsubishi UFJ, Ltd., and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2015).

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