Form 10-Q
period 2015-06-30
EDGEWELL PERSONAL CARE Co
filed 2015-08-10
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-15401
____________________________________________________________________________________________________________
EDGEWELL PERSONAL CARE COMPANY
(Exact name of registrant as specified in its charter)

Missouri	43-1863181
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1350 Timberlake Manor Parkway
Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)

(314) 594-1900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares of Edgewell Personal Care Company common stock, $.01 par value, outstanding as of the close of business on July 31, 2015: 62,193,281.

INDEX
Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Statements of Earnings and Comprehensive (Loss) Income (Condensed) for the Quarter and Nine Months Ended June 30, 2015 and 2014	3

Unaudited Consolidated Balance Sheets (Condensed) as of June 30, 2015 and September 30, 2014	4

Unaudited Consolidated Statements of Cash Flows (Condensed) for the Nine Months Ended June 30, 2015 and 2014	5

Notes to Unaudited Condensed Financial Statements	6

Items 2 and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	57

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6. Exhibits	58

SIGNATURES	59

EXHIBIT INDEX	60

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
(Condensed)
(In millions, except per share data - Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,047.1	$1,130.0	$3,093.5	$3,306.3
Cost of products sold	553.0	591.0	1,608.7	1,747.2
Gross profit	494.1	539.0	1,484.8	1,559.1

Selling, general and administrative expense	258.5	207.1	700.8	610.8
Advertising and sales promotion expense	177.3	161.4	370.3	339.5
Research and development expense	23.3	23.2	67.6	67.8
Venezuela deconsolidation charge	—	—	144.5	—
Spin restructuring charges	18.6	—	66.9	—
2013 restructuring charges	22.3	28.0	28.7	75.1
Industrial exit charges	21.9	—	21.9	—
Interest expense	31.1	31.1	88.7	93.6
Cost of early debt retirements	61.4	—	61.4	—
Other financing items, net	(10.3)	0.1	(19.0)	(3.4)
(Loss) earnings before income taxes	(110.0)	88.1	(47.0)	375.7
Income tax (benefit) provision	(37.5)	23.6	8.9	104.8
Net (loss) earnings	$(72.5)	$64.5	$(55.9)	$270.9

Basic (loss) earnings per share	$(1.17)	$1.05	$(0.90)	$4.36
Diluted (loss) earnings per share	$(1.17)	$1.03	$(0.90)	$4.33

Statement of Comprehensive (Loss) Income:
Net (loss) earnings	$(72.5)	$64.5	$(55.9)	$270.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	33.0	3.4	(106.4)	4.7
Pension and postretirement activity, net of tax of ($0.3) and $4.7 for the quarter and nine months ended June 30, 2015, respectively, and $1.3 and $4.7 for the quarter and nine months ended June 30, 2014, respectively	(1.4)	2.3	9.0	8.4
Deferred loss on hedging activity, net of tax of ($3.9) and ($0.7) for the quarter and nine months ended June 30, 2015, respectively, and ($1.6) and ($2.2) for the quarter and nine months ended June 30, 2014, respectively	(10.2)	(3.1)	(1.0)	(4.0)
Total comprehensive (loss) income	$(51.1)	$67.1	$(154.3)	$280.0
.

See accompanying Notes to (Unaudited) Condensed Financial Statements

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(Condensed)
(In millions - Unaudited)

Assets	June 30, 2015	September 30, 2014
Current assets
Cash and cash equivalents	$1,090.1	$1,129.0
Trade receivables, less allowance for doubtful accounts of $13.2 and $13.4, respectively	507.1	495.0
Inventories	626.2	616.9
Other current assets	548.0	488.7
Total current assets	2,771.4	2,729.6
Property, plant and equipment, net	701.0	751.7
Goodwill	1,465.3	1,487.4
Other intangible assets, net	1,809.0	1,847.3
Other assets	122.5	112.7
Total assets	$6,869.2	$6,928.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$4.0	$230.0
Notes payable	23.0	289.5
Accounts payable	358.1	397.1
Other current liabilities	654.1	657.1
Total current liabilities	1,039.2	1,573.7
Long-term debt	2,508.0	1,768.9
Deferred income tax liabilities	484.9	471.1
Other liabilities	550.8	592.7
Total liabilities	4,582.9	4,406.4
Shareholders' equity
Common shares	0.7	0.7
Additional paid-in capital	1,639.2	1,641.3
Retained earnings	1,222.8	1,373.0
Treasury shares	(206.9)	(221.6)
Accumulated other comprehensive loss	(369.5)	(271.1)
Total shareholders' equity	2,286.3	2,522.3
Total liabilities and shareholders' equity	$6,869.2	$6,928.7

See accompanying Notes to (Unaudited) Condensed Financial Statements

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Condensed)
(In millions - Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash Flow from Operating Activities
Net (loss) earnings	$(55.9)	$270.9
Non-cash restructuring costs	40.9	8.3
Depreciation and amortization	93.5	97.8
Venezuela deconsolidation charge	144.5	—
Non-cash items included in income, net	19.3	71.6
Other, net	(28.7)	(19.3)
Changes in current assets and liabilities used in operations	(189.9)	(50.6)
Net cash from operating activities	23.7	378.7

Cash Flow from Investing Activities
Capital expenditures	(72.4)	(55.0)
Change related to Venezuelan operations	(93.8)	—
Acquisitions, net of cash acquired	(12.1)	(187.1)
Proceeds from sale of assets	14.3	8.6
Change in restricted cash	13.9	—
Net cash used by investing activities	(150.1)	(233.5)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	2,414.0	—
Cash payments on debt with original maturities greater than 90 days	(1,900.0)	(140.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(270.5)	253.5
Deferred finance expense	(15.1)	(0.1)
Common shares purchased	—	(94.4)
Cash dividends paid	(93.2)	(93.0)
Proceeds from issuance of common shares, net	4.4	6.7
Excess tax benefits from share-based payments	9.3	6.1
Net cash from (used by) financing activities	148.9	(61.2)

Effect of exchange rate changes on cash	(61.4)	6.4

Net (decrease) increase in cash and cash equivalents	(38.9)	90.4
Cash and cash equivalents, beginning of period	1,129.0	998.3
Cash and cash equivalents, end of period	$1,090.1	$1,088.7

See accompanying Notes to (Unaudited) Condensed Financial Statements

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2015
(In millions, except per share data – Unaudited)

Note 1 - Background and Basis of Presentation

Background

Edgewell Personal Care Company, formerly known as Energizer Holdings, Inc., and its subsidiaries (collectively, "Edgewell" or the "Company"), is one of the world's largest manufacturers and marketers of personal care products in the wet shave, skin care, feminine care and infant care categories. Prior to the separation of its Household Products business on July 1, 2015, the Company was also one of the world's largest manufacturers and marketers of primary batteries and portable lighting.

On July 1, 2015, the Company completed the previously announced separation of its Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The Company completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to the Company's shareholders. The newly formed company assumed the name Energizer Holdings, Inc. ("New Energizer") and began trading under the symbol "ENR" on the New York Stock Exchange ("NYSE"). Shareholders of record received one share of New Energizer for each share held of the historical combined company as of the close of business on June 16, 2015, the record date of the distribution. The Company distributed a total of 62.2 shares of New Energizer common stock. Edgewell retained the Personal Care business of the historical combined company and now trades on the NYSE under the symbol "EPC". Following the Separation, the Company does not beneficially own any shares of New Energizer.

In connection with the Spin, at the end of June 2015, the Company entered into certain agreements with New Energizer to implement the legal and structural separation from New Energizer, govern the relationship between the Company and New Energizer up to and after the completion of the Spin, and allocate between the Company and New Energizer various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities. These agreements included a Contribution Agreement, Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Trademark License Agreements.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The Company has evaluated subsequent events and has determined no disclosure is necessary beyond those events disclosed herein, including the information regarding the Separation. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2014 included in the Company's Annual Report on Form 10-K dated November 18, 2014.

The accompanying unaudited financial statements include the historical results of New Energizer, as the Separation did not take place until July 1, 2015, after the date of this Quarterly Report on Form 10-Q. In future filings, the historical results of the Household Products business of the Company will be presented as discontinued operations. As a result of the Separation, the accompanying unaudited financial statements are not indicative of the Company's future financial position, results of operations or cash flows.

Additionally, the accompanying unaudited financial statements include incremental costs incurred to evaluate, plan and execute the Separation. The Company also initiated certain restructuring activities in order to prepare both businesses to operate as stand-alone entities, some of which will continue in future periods. The restructuring activities include efforts to:

•	Adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	Centralize certain back-office functions to increase efficiencies;

•	Outsource certain non-core transactional activities; and

•	Reduce headcount to optimize the cost structures of each stand-alone business.

The Company incurred the following pre-tax charges related to the Spin and Spin restructuring initiatives:

•	$114.5 for the third fiscal quarter ($92.5 included in Selling, general and administrative expense ("SG&A"), $3.4 included in Cost of products sold and $18.6 included in Spin restructuring charges);

•	$251.9 for the nine months ended June 30, 2015 ($180.9 included in SG&A, $4.1 included in Cost of products sold and $66.9 included in Spin restructuring charges); and

•	$296.6 for the project-to-date ($225.6 included in SG&A, $4.1 included in Cost of products sold and $66.9 included in Spin restructuring charges).

The Company expects to incur approximately $30.0 to $35.0 additional Spin and Spin restructuring related costs, all of which are expected to be incurred by the end of fiscal 2016, with the majority of the remaining costs incurred in the fourth quarter of fiscal 2015. This estimate excludes any Spin or Spin restructuring costs that will be recorded by New Energizer post-Spin.

For further information on the Company's Spin restructuring activities, see Note 4 to the Condensed Financial Statements.

Note 2 - Segments

Prior to the July 1, 2015 Separation, operations for the Company were managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care products) and Household Products (Battery and Portable Lighting products). Segment performance was evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives (including Spin restructuring, the 2013 Restructuring and the industrial blade product line exit), the Venezuela deconsolidation charge, acquisition or integration activities, amortization of intangible assets and cost of early debt retirements. Financial items, such as interest income and expense, were managed on a global basis at the corporate level. The exclusion of charges such as other acquisition transaction and integration costs, and substantially all restructuring and realignment costs, from segment results reflected management's view on how it evaluated segment performance.

The Company's operating model included a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions included product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applied a fully allocated cost basis, in which shared business functions were allocated between the segments. Such allocations were estimates, and do not represent the costs of such services if performed on a stand-alone basis.

For the nine months ended June 30, 2015, the Company recorded a charge of $144.5 as a result of deconsolidating its Venezuelan subsidiaries, which had no accompanying tax benefit. The Venezuela deconsolidation charge was reported as a separate line item. See Note 5 to the Condensed Financial Statements.

On July 1, 2015, the Company separated the Household Products and Personal Care divisions to form two independent, publicly traded companies.  As a result, the Company incurred incremental costs to evaluate, plan and execute the transaction.  Separation related costs were recorded as follows:

•	For the quarter and nine months ended June 30, 2015, $92.5 and $180.9, respectively, of pre-tax charges were recorded in SG&A;

•	For the quarter and nine months ended June 30, 2015, $3.4 and $4.1 of pre-tax charges were recorded in Cost of products sold.

Additionally, the Company recorded $18.6 and $66.9, respectively, in pre-tax Spin restructuring charges related to the Separation for the quarter and nine months ended June 30, 2015. The Spin restructuring charges were reported as a separate line item. See Note 1 and Note 4 to the Condensed Financial Statements.

For the quarter and nine months ended June 30, 2015, the Company recorded pre-tax expense of $22.3 and $28.7, respectively, related to its 2013 restructuring charges, as compared to pre-tax expense of $28.0 and $75.1, respectively, in the prior year quarter and nine months ended June 30, 2014. The 2013 restructuring charges were reported as a separate line item. In addition, pre-tax costs of $0.2 and $0.5, respectively, for the quarter and nine months ended June 30, 2015 and $2.6 and $8.1, respectively, for the quarter and nine months ended June 30, 2014, associated with certain information technology enablement activities related to the Company's restructuring initiatives were included in SG&A. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014, associated with obsolescence charges related to the Company's restructuring, were included in Cost of products sold. These information technology and inventory obsolescence costs are considered part of the total project costs incurred for the restructuring initiative. See Note 4 to the Condensed Financial Statements.

For the quarter and nine months ended June 30, 2015, the Company recorded pre-tax expense of $21.9 related to its decision to exit the industrial blade product line (included in Industrial exit charges). See Note 4 to the Condensed Financial Statements.

In connection with the Company's October 2013 acquisition of certain feminine care brands from Johnson & Johnson (the "feminine care acquisition"), the Company recorded pre-tax acquisition and integration costs of $1.5 and $7.4, respectively, for the quarter and nine months ended June 30, 2014. These amounts were not reflected in the Personal Care segment, but rather were presented as a separate line item below segment profit. Such presentation reflects management's view on how segment results are evaluated.

For the nine months ended June 30, 2014, the Company recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition, representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired on the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. For the nine months ended June 30, 2014, the Company recorded $8.0 within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts were not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management's view on how segment results are evaluated.

For the quarter and nine months ended June 30, 2015, the Company recorded early debt retirement costs of $61.4 associated with the prepayment of its Private Placement Notes on May 29, 2015. See Note 11 to the Condensed Financial Statements.

Segment sales and profitability for the quarter and nine months ended June 30, 2015 and 2014, respectively, are presented below.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Sales
Personal Care	$672.8	$718.3	$1,861.0	$1,957.5
Household Products	374.3	411.7	1,232.5	1,348.8
Total net sales	$1,047.1	$1,130.0	$3,093.5	$3,306.3

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Segment Profit
Personal Care	$95.3	$112.2	$376.6	$413.2
Household Products	68.6	84.2	257.7	279.7
Total segment profit	163.9	196.4	634.3	692.9

General corporate and other expenses	(27.9)	(33.3)	(90.1)	(107.0)
Venezuela deconsolidation charge	—	—	(144.5)	—
Spin costs (1)	(95.9)	(7.0)	(185.0)	(7.0)
Spin restructuring charges	(18.6)	—	(66.9)	—
2013 Restructuring and related costs (2)	(23.6)	(30.6)	(30.3)	(83.6)
Industrial exit charges	(21.9)	—	(21.9)	—
Feminine care acquisition and integration costs	—	(1.5)	—	(7.4)
Acquisition inventory valuation	—	—	—	(8.0)
Amortization of intangibles	(3.8)	(4.7)	(11.5)	(14.0)
Cost of early debt retirements	(61.4)	—	(61.4)	—
Interest and other financing items	(20.8)	(31.2)	(69.7)	(90.2)
Total (loss) earnings before income taxes	$(110.0)	$88.1	$(47.0)	$375.7

(1)
Includes pre-tax costs of $92.5 and $180.9, respectively, for the quarter and nine months ended June 30, 2015 and $7.0 for the quarter and nine months ended June 30, 2014 which are included in SG&A. Additionally, pre-tax costs of $3.4 and $4.1, respectively, for the quarter and nine months ended June 30, 2015 were included in Cost of products sold.

(2)
Includes pre-tax costs of $0.2 and $0.5, respectively, for the quarter and nine months ended June 30, 2015 and $2.6 and $8.1, respectively, for the quarter and nine months ended June 30, 2014, associated with certain information technology and related activities, which were included in SG&A. Additionally, pre-tax costs of $1.1 for the nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014, associated with obsolescence charges related to the restructuring, were included in Cost of products sold.

Supplemental product information is presented below for revenues from external customers:

	Quarter Ended June 30,		Nine Months Ended June 30,
Net Sales	2015	2014	2015	2014
Wet shave	$370.3	$403.9	$1,086.1	$1,170.5
Alkaline batteries	233.9	256.5	786.2	844.9
Other batteries and lighting products	140.4	155.2	446.3	503.9
Skin care	153.3	169.6	337.8	355.8
Feminine care	104.1	98.7	301.5	286.6
Infant care	29.6	31.5	92.6	103.7
Other personal care products	15.5	14.6	43.0	40.9
Total net sales	$1,047.1	$1,130.0	$3,093.5	$3,306.3

Total assets by segment are presented below:

	June 30, 2015	September 30, 2014
Personal Care	$1,322.1	$1,241.6
Household Products	801.1	882.1
Total segment assets	2,123.2	2,123.7
Corporate	1,471.7	1,470.3
Goodwill and other intangible assets, net	3,274.3	3,334.7
Total assets	$6,869.2	$6,928.7

Future Segments

Starting July 1, 2015, as a result of the Separation, operations for the Company will be reported via four segments - Wet Shave, Sun and Skin Care, Feminine Care and All Other. Segment performance will continue to be evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and other items that are not representative of management's view on how segment performance is evaluated. Financial items, such as interest income and expense, will continue to be managed on a global basis at the corporate level.

Note 3 - Acquisitions

Feminine Care Acquisition

In October 2013, the Company completed the acquisition of the Stayfree® pad, Carefree® liner and o.b.® tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson for an aggregate cash purchase price of $187.1, inclusive of a $1.8 working capital adjustment, which was finalized and settled in April 2014. The Company financed the feminine care acquisition with approximately $135.0 of available foreign cash and $50.0 obtained from borrowings under the Company's bank facilities. Liabilities assumed as a result of the feminine care acquisition were limited primarily to certain employee benefit obligations. The Company combined these acquired brands within its existing feminine care business in the Personal Care segment. Combining these complementary businesses with its existing feminine care products provides the Company with brands in each of the key feminine hygiene categories. There were no contingent payments, options or commitments associated with the feminine care acquisition.

As of March 31, 2014, the purchase price allocation for the feminine care acquisition was complete. The Company determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price. The Company estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using both a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.

The allocation of the purchase price was as follows:

Inventories	$44.4
Goodwill	28.0
Intangible assets	39.3
Other assets	5.1
Property, plant and equipment,net	95.1
Other liabilities	(4.5)
Pension and other post-retirement benefits	(20.3)
Net assets acquired	$187.1

The purchased amortizable identifiable intangible assets were as follows:

	Total	Estimated Life
Customer relationships	$6.1	20 years
Technology and patents	3.0	7 years
Total	$9.1

Remaining intangible assets acquired are indefinite-lived intangible assets related to the acquired tradenames and were fully allocated to the Personal Care segment.

Goodwill was deductible for tax purposes and amortized over 14 to 15 years, depending on the statutory jurisdiction.

Pro forma revenue and operating results for the feminine care acquisition are not included as they are not considered material to the Consolidated Financial Statements.

Household Products Acquisition

On December 12, 2014, the Company completed an acquisition related to the Household Products business for approximately $12.1, primarily related to the purchase of fixed assets. As of June 30, 2015, the purchase price allocation for the acquisition was complete. The Company developed an estimate of the fair values for purposes of allocating the purchase price, which resulted in $2.3 of goodwill.

Note 4 - Restructuring Charges

Spin Restructuring

As mentioned in Note 1 to the Condensed Financial Statements, the Company is incurring charges related to Spin restructuring activities, which are recorded as a separate line item. The Company does not include restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for the quarter and nine months ended June 30, 2015 would have been as follows:

	Quarter Ended June 30, 2015
	Personal Care	Household Products	Corporate	Total
Spin Restructuring
Severance and related benefit costs	$7.3	$8.2	$—	$15.5
Non-cash asset write-down	(1.8)	1.1	—	(0.7)
Other exit costs	1.9	1.9	—	3.8
Total Spin restructuring charges	$7.4	$11.2	$—	$18.6

	Nine Months Ended June 30, 2015
	Personal Care	Household Products	Corporate	Total
Spin Restructuring
Severance and related benefit costs	$24.1	$29.5	$1.3	$54.9
Non-cash asset write-down	3.7	3.7	—	7.4
Other exit costs	2.3	2.3	—	4.6
Total Spin restructuring charges	$30.1	$35.5	$1.3	$66.9

The Company expects to incur additional Spin restructuring costs of approximately $1.0 to $2.0 in the fourth quarter of fiscal 2015.

The following table summarizes the Spin restructuring activities and the related accrual which is included in Other current liabilities:

				Utilized
	October 1, 2014	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2015
Spin Restructuring
Severance and related benefit costs	$—	$54.9	$0.5	$(24.6)	$—	$30.8
Non-cash asset write-down	—	7.4	(0.1)	—	(7.3)	—
Other exit costs	—	4.6	0.5	(4.6)	—	0.5
Total Spin restructuring	$—	$66.9	$0.9	$(29.2)	$(7.3)	$31.3

(1)	Includes the impact of currency translation.

2013 Restructuring

In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan ("2013 Restructuring"). The primary objectives of the 2013 Restructuring included reduction in workforce, consolidation of general and administrative functional support across the organization, reduced overhead spending, creation of a center-led purchasing function and rationalization and streamlining of the Household Products operating facilities, product portfolio and marketing organization.

In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring. As a result of the expanded scope of the Company's restructuring efforts, incremental costs will be incurred to successfully execute the program. Total project restructuring costs were estimated to increase from the original outlook of $250.0 to approximately $350.0.

Expense (Income) incurred under the 2013 Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. The Company does not include restructuring costs in the results of its reportable segments.

	Quarter Ended June 30, 2015
	Personal Care	Household Products	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$0.4	$6.7	$—	$7.1
Accelerated depreciation	0.9	9.2	—	10.1
Consulting, program management and other exit costs	3.0	1.9	0.2	5.1
Total 2013 restructuring	$4.3	$17.8	$0.2	$22.3

	Nine Months Ended June 30, 2015
	Personal Care	Household Products	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$4.6	$6.8	$—	$11.4
Accelerated depreciation	4.3	9.2	—	13.5
Consulting, program management and other exit costs	10.4	3.4	1.0	14.8
Net gain on asset sales	—	(11.0)	—	(11.0)
Total 2013 restructuring	$19.3	$8.4	$1.0	$28.7

	Quarter Ended June 30, 2014
	Personal Care	Household Products	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$9.7	$2.0	$0.1	$11.8
Accelerated depreciation	—	1.1	—	1.1
Consulting, program management and other exit costs	9.5	6.6	0.3	16.4
Net gain on asset sale	—	(1.3)	—	(1.3)
Total 2013 restructuring	$19.2	$8.4	$0.4	$28.0

	Nine Months Ended June 30, 2014
	Personal Care	Household Products	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$12.0	$10.0	$0.7	$22.7
Accelerated depreciation	—	8.3	—	8.3
Consulting, program management and other exit costs	23.9	20.9	0.6	45.4
Net (gain) loss on asset sale	—	(1.3)	—	(1.3)
Total 2013 restructuring	$35.9	$37.9	$1.3	$75.1

In addition, pre-tax costs of $0.2 and $0.5, respectively, for the quarter and nine months ended June 30, 2015 and $2.6 and $8.1, respectively, for the quarter and nine months ended June 30, 2014, associated with certain information technology enablement activities related to the Company's 2013 Restructuring initiatives were included in SG&A. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014, associated with obsolescence charges related to the Company's 2013 Restructuring, were included in Cost of products sold. These information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for the 2013 Restructuring initiative.

Total project-to-date costs associated with the 2013 Restructuring are approximately $293.5, of which approximately $61.1 relates to non-cash asset impairment and accelerated depreciation charges, approximately $93.2 relates to severance and related benefit costs, and approximately $122.1 relates to consulting, program management and other exit costs. Consulting, program management and other exit costs are inclusive of approximately $17.5 in certain information technology enablement costs (included in SG&A) and approximately $8.2 in obsolescence charges (included in Cost of products sold), both of which were considered part of the overall restructuring project. These costs were partially offset by project to date net gains of approximately $8.6, primarily relating to the gain on sale of the Asia battery packaging facility (recorded in the first fiscal quarter of 2015) and offset by losses on other asset disposals in the prior year.

Post-Spin, the Company expects to incur additional 2013 Restructuring charges of approximately $8.0 to $10.0 within the fourth quarter of fiscal 2015. Spending for the remainder of the project, which is now expected to continue through fiscal 2017, is expected to be approximately $40.0 to $50.0. A summary of total remaining estimated costs is as follows:

•	$15.0 - $20.0 related to plant closure and accelerated depreciation charges;

•	$3.0 - $5.0 related to severance and related benefit costs; and

•	$22.0 - $25.0 related to other restructuring related costs.

The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the 2013 Restructuring) for the first nine months of fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2015
2013 Restructuring
Severance and termination related costs	$22.1	$11.4	$(1.9)	$(8.7)	$—	$22.9
Asset impairment and accelerated depreciation	—	13.5	(0.5)	—	(13.0)	—
Other related costs	4.3	14.8	(0.2)	(16.1)	—	2.8
Net (gain) loss on asset sales	—	(11.0)	0.5	13.9	(3.4)	—
Total 2013 restructuring	$26.4	$28.7	$(2.1)	$(10.9)	$(16.4)	$25.7

(1)	Includes the impact of currency translation.

The following table summarizes the 2013 Restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the restructuring) for fiscal 2014:

				Utilized
	October 1, 2013	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2014
2013 Restructuring
Severance and termination related costs	$16.3	$32.6	$(0.7)	$(26.1)	$—	$22.1
Asset impairment and accelerated depreciation	—	4.7	—	—	(4.7)	—
Other related costs	4.3	52.9	(0.1)	(50.1)	(2.7)	4.3
Net (gain) loss on asset sales	—	2.4	—	4.9	(7.3)	—
Total 2013 restructuring	$20.6	$92.6	$(0.8)	$(71.3)	$(14.7)	$26.4

(1)	Includes the impact of currency translation.

Industrial Exit

In May 2015, the Board authorized the strategic decision to exit the Company's industrial blade product line, which is part of the Company's Personal Care segment, due to a shift of management focus to other segment products (the "Industrial Exit"). The Company expects to complete the exit of the business, through either sale or wind down, by the end of fiscal 2016. Impacted by this decision are operations in Verona, Virginia; Obregon, Mexico; and the United Kingdom. For the quarter and nine months ended June 30, 2015, the Company incurred $21.9 of non-cash asset impairment charges related to the Industrial Exit.

The Company does not include these costs in the results of its reportable segments. The estimated pre-tax impact of allocating such charges would have resulted in all $21.9 of non-cash asset impairment charges being fully allocated to the Personal Care segment for the quarter and nine months ended June 30, 2015.

The Company expects to incur $10.0 to $15.0 of pre-tax restructuring related charges for the Industrial Exit through the end of fiscal 2016. The remaining costs will include either severance and facility closure costs or asset impairment charges, depending on the outcome of the Company's efforts to sell this business.

Accruals related to the Industrial Exit were immaterial at June 30, 2015.

Note 5 - Venezuela

Effective January 1, 2010, the financial statements for the Company's Venezuelan subsidiary were consolidated under the rules governing the translation of financial information in a highly inflationary economy based on the use of the blended National Consumer Price Index in Venezuela. Under GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. If a subsidiary is considered to be in a highly inflationary economy, the financial statements of the subsidiary must be re-measured into the Company's reporting currency (U.S. dollar) and future exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings, rather than exclusively in the equity section of the balance sheet, until such time as the economy is no longer considered highly inflationary.

Prior to March 31, 2015, the Company included the results of its Venezuelan operations in its Consolidated Financial Statements using the consolidation method of accounting. The Company's Venezuelan earnings and cash flows were reflected in the Consolidated Financial Statements at the official exchange rate of 6.30 bolivars per U.S. dollar for the quarter and six months ended March 31, 2015, and for the quarter and nine months ended June 30, 2014.

Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited the Company's ability to realize the benefits from earnings of its Venezuelan operations and access the resulting liquidity provided by those earnings. The Company expects that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over the Company's Venezuelan subsidiaries for accounting purposes. Therefore, in accordance with Accounting Standards Codification 810 -- Consolidation, the Company deconsolidated its Venezuelan subsidiaries on March 31, 2015 and began accounting for the investment in its Venezuelan operations using the cost method of accounting. As a result of deconsolidating its Venezuelan subsidiaries, the Company recorded a charge of $144.5 in the second fiscal quarter of 2015, which had no accompanying tax benefit. This charge included the write-off of the Company's investment in its Venezuelan subsidiaries, foreign currency translation losses of $33.7 previously recorded in accumulated other comprehensive income and the write-off of $33.8 of intercompany receivables. During the three months ended June 30, 2015, and in future periods, the Company's financial results will not include the operating results of its Venezuelan operations. Instead, the Company will record revenue for sales of inventory to its Venezuelan operations to the extent cash is received. Further, dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash.

Note 6 - Share-based Payments

Total compensation costs charged against income for the Company's share-based compensation arrangements were $5.5 and $18.9, respectively, for the quarter and nine months ended June 30, 2015 and $6.4 and $23.7, respectively, for the quarter and nine months ended June 30, 2014 and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $2.0 and $7.0, respectively, for the quarter and nine months ended June 30, 2015 and $2.3 and $8.8, respectively, for the quarter and nine months ended June 30, 2014.

Restricted Share Equivalents

In November 2014, the Company granted restricted share equivalent ("RSE") awards to key Personal Care and Household Products executives and employees. The grant included approximately 0.1 shares that vest ratably over four years and approximately 0.1 shares which will vest on the second anniversary of the date of the grant. The closing share price on the date of the grant used to determine the award fair value was $128.47.

In November 2013, the Nominating and Executive Compensation Committee of the Board (the "Committee") granted three-year performance RSE awards subject to achievement of certain performance conditions over the three-year period commencing October 1, 2013, the beginning of the Company's fiscal 2014 (the "2013 Awards"). On April 27, 2015, the Committee authorized the conversion of the 2013 Awards into time-based RSE awards at target values. This conversion was contingent upon the Separation, which occurred on July 1, 2015. As a result of the modification of the 2013 Awards, the Company will incur an incremental charge of $5.3 during the fourth quarter of fiscal 2015, and incremental expense of $4.3 over the remaining vesting period of the 2013 Awards.

Subsequent Event

In connection with the Separation and the Employee Matters Agreement entered into with New Energizer, existing RSE awards for all employees were modified, with RSE awards for employees remaining with Edgewell converted into new RSE awards of the Company at a ratio calculated using the volume-weighted-average-price for the five-day periods immediately preceding and following the Separation. There was no change to the vesting terms of the modified awards. A total of 0.4 existing RSE awards were converted into 0.5 new RSE awards. As a result of this modification, the Company will incur an immaterial incremental charge during the fourth quarter of fiscal 2015, and will recognize share-based compensation expense of $23.9 over the remaining vesting period of the modified awards. Outstanding RSE awards granted to employees remaining with New Energizer were canceled and replaced with New Energizer RSE awards. Any remaining share-based compensation expense related to New Energizer RSE awards will be incurred by New Energizer.

In July 2015, the Company granted RSE and non-qualified stock option ("NQSO") awards to certain executives and employees remaining with the Company after the Separation. The grant included approximately 0.3 RSE awards, 0.2 of which vest ratably over four years with the remainder vesting either ratably over, or at the end of, three years. The grant also included approximately 0.4 NQSO awards, which will vest ratably over three years. The grant-date fair value of awards was $40.2, which will be recognized over the applicable vesting period.

Note 7 - (Loss) Earnings per Share

Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of share options and RSE awards.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the quarter and nine months ended June 30, 2015 and 2014, respectively.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) earnings	$(72.5)	$64.5	$(55.9)	$270.9
Denominator:
Basic weighted-average shares outstanding	62.2	61.7	62.1	62.1
Effect of dilutive securities:
Share options	—	0.1	—	—
RSEs	—	0.6	—	0.5
Total dilutive securities	—	0.7	—	0.5
Diluted weighted-average shares outstanding	62.2	62.4	62.1	62.6
Basic (loss) earnings per share	$(1.17)	$1.05	$(0.90)	$4.36
Diluted (loss) earnings per share	$(1.17)	$1.03	$(0.90)	$4.33

For the quarter and nine months ended June 30, 2015, the calculation of Diluted weighted-average shares outstanding excludes 0.4 of RSEs that would have otherwise been dilutive because the Company reported a net loss. For the quarter and nine months ended June 30, 2014 the number of shares considered anti-dilutive was immaterial.

Note 8 - Goodwill and Intangibles

The following table sets forth goodwill by segment as of October 1, 2014 and June 30, 2015.

	Household Products	Personal Care	Total
Balance at October 1, 2014	$37.1	$1,450.3	$1,487.4
Household Products acquisition	2.3	—	2.3
Cumulative translation adjustment	(0.7)	(23.7)	(24.4)
Balance at June 30, 2015	$38.7	$1,426.6	$1,465.3

Total amortizable intangible assets at June 30, 2015 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames and brands	$15.7	$12.9	$2.8
Technology and patents	77.0	64.7	12.3
Customer-related and other	151.1	72.5	78.6
Total amortizable intangible assets	$243.8	$150.1	$93.7

During the quarter, the Company recorded a $2.5 impairment of Tradenames and brands and a $5.6 impairment of Customer-related intangibles associated with its Industrial business. For further information on the Company's Industrial Exit activities, see Note 4 to the Condensed Financial Statements.

Estimated amortization expense for amortizable intangible assets (all Personal Care) for the remainder of fiscal 2015 and the fiscal years ending September 30, 2016, 2017, 2018, 2019 and 2020 is approximately $3.6, $14.7, $14.3, $6.8, $5.5 and $4.9, respectively, and $43.9 thereafter.

The Company had indefinite-lived intangible assets of $1,715.3 ($1,637.6 in Personal Care and $77.7 in Household Products) at June 30, 2015, a decrease of $11.8 from September 30, 2014, due to changes in foreign currency translation rates.

Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As a result of the Separation, the Company is in the process of allocating Personal Care goodwill to the relevant reporting units, using the relative fair value approach, and of reviewing goodwill for impairment as of July 1, 2015. Historically, no impairment has resulted from testing of goodwill; however, this is the first time that testing will be performed individually for goodwill allocated to each of the Company's new reporting units. Similarly, no impairments have historically resulted from the annual review of intangible assets, although, testing of the Company's Playtex® and Wet Ones® brand names has shown previously that determined fair values were relatively close to the carrying values of $663.0 and $214.0, respectively. The Company expects to complete the impairment testing during the fourth quarter of fiscal 2015.

Note 9 - Income Taxes

The Company's nine month effective tax rate for 2015 was negative 18.9% as compared to 27.9% for 2014. The negative tax rate for 2015 is a result of having incurred tax expense on a net loss. The tax rate for 2015 was unfavorably impacted by the Venezuela deconsolidation charge of $144.5 during the second quarter of fiscal 2015, which had no accompanying tax benefit. This charge had a 28.0% impact on the Company's effective tax rate in the nine months ended June 30, 2015.

Note 10 - Pension Plans and Other Postretirement Benefits

The Company has several defined benefit pension plans covering employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings.

The Company also sponsors or participates in a number of other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.

The Company's net periodic pension benefit cost for these plans are as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$2.2	$3.4	$6.6	$10.5
Interest cost	12.0	13.5	36.0	40.8
Expected return on plan assets	(17.6)	(17.1)	(53.0)	(51.6)
Amortization of prior service cost	0.1	—	0.2	—
Amortization of unrecognized net loss	2.4	4.6	7.2	13.9
Settlement charge	0.1	0.1	0.1	0.2
Net periodic benefit cost	$(0.8)	$4.5	$(2.9)	$13.8

Effective January 1, 2014, benefits under the U.S. pension plan were frozen and future service benefits are no longer being accrued. As a result, the amortization period for unrecognized gains and losses was changed for fiscal 2015 and beyond from the average remaining service period of active employees to the average remaining life expectancy of all plan participants. Because unrecognized losses currently exist, this change will result in a decrease in future pension expense.

Note 11 - Debt

The Company's total borrowings were $2,535.0 at June 30, 2015, including $836.0 tied to variable interest rates. The Company maintains total committed debt facilities of $3,265.3.

The detail of long-term debt was as follows:

	June 30, 2015	September 30, 2014
Private Placement Notes	$—	$900.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount (1)	499.0	498.9
New Energizer Senior Notes, fixed interest rate of 5.5%, due 2025	600.0	—
New Energizer Term Loan, net of discount (1)	399.0	—
Netherlands Credit Facility	269.0	—
Revolving Facility	145.0	—
Total long-term debt, including current maturities	2,512.0	1,998.9
Less current portion	4.0	230.0
Total long-term debt	$2,508.0	$1,768.9

(1)	At June 30, 2015, balances for the Senior Notes due 2022 and for the New Energizer Term Loan are each reflected net of discount of approximately $1.0.

Notes payable at September 30, 2014 consisted of notes payable to financial institutions with original maturities of less than ninety days of $289.5 and had a weighted-average interest rate of 2.1%. The Company had outstanding international borrowings recorded within Notes payable of $23.0 and $21.0 as of June 30, 2015 and September 30, 2014, respectively.

At September 30, 2014, Notes payable included outstanding advances of $133.5 under the Company's $150.0 receivables securitization program, which was terminated in May 2015 (as discussed below). These advances are not considered debt for purposes of the Company's debt compliance covenants.

Separation Related Debt Transactions

Receivables Securitization Program

On May 6, 2015, the Company entered into a payoff and termination agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. as administrative agent. The Company borrowed $129.1 from its Prior Revolving Facility (as defined below) to terminate the receivables securitization program.

Bridge Facility

On April 29, 2015, the Company entered into a 364-day Term Loan Credit Agreement to borrow up to $1,000.0 under a senior unsecured loan facility (the "Bridge Facility"). In connection with entering into the Bridge Facility, the Company issued an irrevocable notice of prepayment to the holders of its Private Placement Notes in the outstanding principal amount of $820.0. On May 29, 2015, the Company borrowed $1,000.0 under the Bridge Facility. Approximately $890.5 was used to prepay the Company's Private Placement Notes (including make-whole and accrued interest, as discussed below), with the balance used to pay down borrowings under the Prior Revolving Facility (as defined below).

On June 30, 2015, the Company terminated its Bridge Facility, repaying the $1,000.0 of loans outstanding, together with accrued interest, using cash proceeds received from New Energizer (see discussion of New Energizer Borrowings below) in connection with the Separation, and from cash on hand. No early termination penalties were incurred by the Company in connection with the termination of the Bridge Facility.

Private Placement Notes

On May 29, 2015, the Company completed the prepayment of its (i) $150.0 5.23% Senior Notes, Series 2005-D, (ii) $140.0 6.24% Senior Notes, Series 2006-D, (iii) $70.0 6.36% Senior Notes, Series 2007-E, (iv) $150.0 6.48% Senior Notes, Series 2007-F and (v) $310.0 6.55% Senior Notes, Series 2007-G (collectively, the "Private Placement Notes") using funds borrowed from the Bridge Facility. The prepayment amount included make-whole payments of $61.4 and accrued interest of $9.1.

Replacement of Credit Facility

On June 1, 2015, the Company entered into a five-year senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Citibank, N.A., as co-syndication agents, to borrow up to $600.0 under a senior unsecured revolving loan (the "Revolving Facility"). The Revolving Facility will be used for general corporate purposes, including refinancing existing indebtedness and paying transaction fees and expenses in connection with the Separation. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 1.075% to 1.575%, based on total leverage, or (ii) the Alternate Base Rate (as defined in the agreement) plus the applicable margin of 0.075% to 0.575%, based on total leverage. The Revolving Facility includes a $25.0 sublimit for the issuance of letters of credit and a $10.0 sublimit for swingline loans, both on customary terms. Obligations are jointly and severally guaranteed by certain of the Company's domestic subsidiaries.

On June 30, 2015, the Company terminated its existing revolving credit facility (the "Prior Revolving Facility"). Obligations outstanding under the Prior Revolving Facility at that date were repaid with advances from the Revolving Facility. No early termination penalties were incurred in connection with the termination of the Prior Revolving Facility.

As of June 30, 2015, the Company had outstanding borrowings of $145.0 under the Revolving Facility, recorded in Long-term debt, and $2.6 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $452.4 remains available as of June 30, 2015.

Netherlands Credit Facility

On June 12, 2015, Edgewell Personal Care Netherlands, B.V. ("Edgewell Netherlands"), a wholly-owned subsidiary of the Company, and the Company entered into a credit agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and as lender, pursuant to which Edgewell Netherlands may borrow up to €270.0 under a senior unsecured revolving loan (the "Netherlands Credit Facility"). Borrowings under the Netherlands Credit Facility bear interest at a rate per annum equal to LIBOR plus the applicable margin of 2.00% to 2.25%, based on the Company's credit rating. Borrowings under the Netherlands Credit Facility are available to Edgewell Netherlands until the first anniversary of the effective date of the agreement, and any outstanding loans will be payable on the second anniversary of the effective date of the agreement. Obligations of Edgewell Netherlands under the Netherlands Credit Facility are guaranteed by the Company. As of June 30, 2015, the Company had outstanding borrowings of €241.3 (approximately $269.0) under the Netherlands Credit Facility, recorded in Long-term debt.

New Energizer Borrowings

Revolving Facility and Term Loan. Effective June 30, 2015, New Energizer entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions, which provides for a five-year $250.0 senior secured revolving credit facility (the "New Energizer Revolving Facility") and a seven-year $400.0 senior secured term loan B facility (the "New Energizer Term Loan").

The New Energizer Revolving Facility includes a $25.0 sublimit for the issuance of letters of credit and a $10.0 sublimit for swingline loans, both on customary terms. New Energizer will have the right, from time to time, to increase the size or add certain incremental revolving or term loan facilities under certain circumstances, subject to customary terms and conditions. Borrowings under the New Energizer Revolving Facility will bear interest at a rate per annum equal to, at the option of New Energizer, (i) LIBOR plus the applicable margin of approximately 1.50% to 2.25%, based on total leverage, or (ii) the Base Rate, as defined in the agreement, plus the applicable margin. The New Energizer Term Loan will bear interest at a rate per annum equal to, at the option of New Energizer, (i) LIBOR plus the applicable margin of approximately 2.50%, subject to a 0.75% LIBOR floor, or (ii) the Base Rate, as defined in the agreement, plus the applicable margin. The loans and commitments under the New Energizer Term Loan require quarterly principal payments at a rate of 0.25% of the original principal balance. Obligations under the New Energizer Revolving Facility and New Energizer Term Loan are jointly and severally guaranteed by certain of New Energizer's existing and future direct and indirectly wholly-owned U.S. subsidiaries, and there is a first priority perfected lien on substantially all of the assets and property of New Energizer and its guarantors and proceeds therefrom excluding certain excluded assets.

As of June 30, 2015, the Company did not have outstanding borrowings under the New Energizer Revolving Facility, and had $11.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $238.7 remains available as of June 30, 2015.

Senior Notes. On June 1, 2015, New Energizer completed the issuance and sale of $600.0 5.50% Senior Notes due 2025 (the "New Energizer Senior Notes"). The New Energizer Senior Notes were issued pursuant to an indenture dated as of June 1, 2015, among New Energizer, certain subsidiary guarantors of New Energizer and The Bank of New York Mellon Trust Company, N.A. The New Energizer Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of New Energizer's domestic restricted subsidiaries that is a borrower or guarantor under the New Energizer Revolving Facility and New Energizer Term Loan. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. New Energizer may redeem some or all of the New Energizer Senior Notes under certain circumstances, as outlined in the indenture.

New Energizer expects that the New Energizer Revolving Facility will be used for working capital and for general corporate purposes. The proceeds of the New Energizer Term Loan and the New Energizer Senior Notes were transferred to the Company in connection with the contribution of certain assets to New Energizer immediately prior to the completion of the Separation, and were used by the Company to repay borrowings under the Bridge Facility.

Debt Covenants

The credit agreements governing the Company's and New Energizer's debt contain certain customary representations and warranties, financial covenants, covenants restricting the ability to take certain actions, affirmative covenants and provisions relating to events of default. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of the Company's facilities would trigger cross defaults on its other borrowings.

As of June 30, 2015, the Company was, and expects to remain, in compliance with the provisions and covenants associated with its debt agreements.

Debt Maturities

Aggregate maturities of long-term debt, including current maturities, at June 30, 2015 were as follows: $4.0 in one year, $273.0 in two years, $4.0 in three years, $4.0 in four years, $149.0 in five years and $2,080.0 thereafter.

Note 12 - Shareholders' Equity

Beginning in September 2000, the Board approved a series of resolutions authorizing the repurchase of shares of Company common stock, with no commitments by the Company to repurchase such shares. In May 2015, the Board approved a new authorization for the Company to acquire up to ten million shares, replacing the prior Board authorization from April 2012. During the quarter ended June 30, 2015, the Company did not repurchase any shares of the Company's common stock, other than a small number of shares related to the net settlement of certain share-based compensation awards for tax withholding purposes. The Company has ten million shares remaining under the Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

On November 3, 2014, the Board declared a dividend for the first quarter of fiscal 2015 of $0.50 per share of common stock, which was paid on December 16, 2014. The dividend paid totaled $31.1.

On January 26, 2015, the Board declared a dividend for the second quarter of fiscal 2015 of $0.50 per share of common stock, which was paid on March 18, 2015. The dividend paid totaled $31.1.

On April 27, 2015, the Board declared a dividend for the third quarter of fiscal 2015 of $0.50 per share of common stock, which was paid on June 10, 2015. The dividend paid totaled $31.1.

On May 21, 2015, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The Rights were issued on June 1, 2015 to the shareholders of record on such date, and accompanied each new share of common stock issued between that date and the date of the Separation. Each Right allows the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a "Preferred Share") for $450.0 once the Rights become exercisable, which will give the shareholder approximately the same dividend, voting and liquidation rights as would one share of the Company common stock. Holders of Preferred Shares do not have any dividend, voting or liquidation rights prior to exercise. The Rights, which are scheduled to expire December 31, 2015, will not be exercisable until ten days after the public announcement that a person or group has become an "Acquiring Person" by obtaining beneficial ownership of 10% or more of the outstanding Company common stock. The Rights Agreement and the Rights are discussed further in the Company's Current Report on Form 8-K dated May 26, 2015.

Subsequent Events

On July 1, 2015, the Company distributed 100% of the outstanding shares of common stock of New Energizer to its shareholders. For further information on the Separation, see Note 1 to the Condensed Financial Statements.

Note 13 - Financial Instruments and Risk Management

At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at June 30, 2015 and September 30, 2014, as well as the Company's objectives and strategies for holding derivative instruments.

Commodity Price Risk

The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2015 and September 30, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Foreign Currency Risk

A significant share of the Company's sales are tied to currencies other than the U.S. dollar, the Company's reporting currency.  As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings.  Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the Euro, the Japanese Yen, the British Pound, the Canadian Dollar and the Australian Dollar.

Additionally, the Company's foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary's local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary's local currency results in an exchange gain or loss recorded in Other financing items, net. The primary currency to which the Company's foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk

The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2015, the Company had $836.0 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's Revolving Facility, Netherlands Credit Facility and the New Energizer Term Loan.

Cash Flow Hedges

At June 30, 2015, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $12.8 and $14.5 at June 30, 2015 and September 30, 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2015 levels over the next twelve months, approximately $12.8 of the pre-tax gain included in Accumulated other comprehensive loss at June 30, 2015, is expected to be included in Other financing items, net. Contract maturities for these hedges extend into fiscal year 2016. There were 70 open foreign currency contracts at June 30, 2015 with a total notional value of $225.7.

Derivatives not Designated in Hedging Relationships

The Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company's deferred compensation liabilities, which were tied to the Company's common share price. The contract matured in November 2014. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company's deferred compensation liability, which is cash flow from operations.

The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the quarter and nine months ended June 30, 2015 resulted in income of $1.4 and $6.8, respectively, and expense of $8.5 and income of $2.2, respectively, for the quarter and nine months ended June 30, 2014, and was recorded in Other financing items, net. There were 14 open foreign currency derivative contracts which were not designated as cash flow hedges at June 30, 2015, with a total notional value of $313.5.

The following table provides estimated fair values as of June 30, 2015 and September 30, 2014, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for the quarter and nine months ended June 30, 2015 and 2014:

	At June 30, 2015	Quarter Ended June 30, 2015		Nine Months Ended June 30, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain (Loss) Recognized in OCI (3)	Gain (Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain (Loss) Recognized in OCI (3)	Gain (Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$12.8	$(4.6)	$9.5	$22.3	$24.0

	At September 30, 2014	Quarter Ended June 30, 2014		Nine Months Ended June 30, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain (Loss) Recognized in OCI (3)	Gain (Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain (Loss) Recognized in OCI (3)	Gain (Loss) Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$14.5	$(4.4)	$0.3	$(1.0)	$5.2

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

(3)	OCI is defined as Other comprehensive (loss) income.

(4)	Gain (loss) reclassified to income was recorded as follows: foreign currency contracts in Other financing items, net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of June 30, 2015 and September 30, 2014, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for the quarter and nine months ended June 30, 2015 and 2014, respectively.

	At June 30, 2015	Quarter Ended June 30, 2015	Nine Months Ended June 30, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain (Loss) Recognized in Income (1)	Gain (Loss) Recognized in Income (1)
Share option (2)	$—	$—	$0.5
Foreign currency contracts	(4.7)	1.4	6.8
Total	$(4.7)	$1.4	$7.3

	At September 30, 2014	Quarter Ended June 30, 2014	Nine Months Ended June 30, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain (Loss) Recognized in Income (1)	Gain (Loss) Recognized in Income (1)
Share option (2)	$5.6	$6.6	$11.8
Foreign currency contracts	3.3	(8.5)	2.2
Total	$8.9	$(1.9)	$14.0

(1)	Gain (loss) recognized in income was recorded as follows: share option in SG&A and foreign currency contracts in Other financing items, net.

(2)	The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

The following table provides financial assets and liabilities as of June 30, 2015 and September 30, 2014 as required by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At June 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$15.7	$(1.3)	$14.4	$19.8	$(0.4)	$19.4

Offsetting of derivative liabilities

		At June 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(6.5)	$0.2	$(6.3)	$(1.8)	$0.2	$(1.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of June 30, 2015 and September 30, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30, 2015	September 30, 2014
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(152.5)	$(157.3)
Derivatives - foreign currency contracts	8.1	17.8
Share option	—	5.6
Net Liabilities at estimated fair value	$(144.4)	$(133.9)

The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

At June 30, 2015 and September 30, 2014, the Company had no level 1 or level 3 financial assets or liabilities.

At June 30, 2015 and September 30, 2014, the fair market value of fixed rate long-term debt was $1,654.7 and $2,056.5, respectively, compared to its carrying value of $1,699.0 and $1,998.9, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.

At June 30, 2015, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 14 - Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at September 30, 2014	$(78.2)	$(202.8)	$9.9	$(271.1)
OCI before reclassifications	(140.1)	4.6	(17.8)	(153.3)
Venezuela deconsolidation charge	33.7	—	—	33.7
Reclassifications to earnings	—	4.4	16.8	21.2
Balance at June 30, 2015	$(184.6)	$(193.8)	$8.9	$(369.5)

The following table presents the reclassifications out of AOCI:

	Amount Reclassified from AOCI (1)
Details of AOCI Components	Quarter Ended June 30, 2015	Nine Months Ended June 30, 2015	Quarter Ended June 30, 2014	Nine Months Ended June 30, 2014	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$9.5	$24.0	$0.3	$5.2	Other financing items, net
	9.5	24.0	0.3	5.2	Total before tax
	(2.9)	(7.2)	(0.2)	(2.4)	Tax expense
	$6.6	$16.8	$0.1	$2.8	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	2.2	6.6	4.5	13.8	(2)
Settlement gain	—	—	0.1	0.2	(2)
	2.2	6.6	4.6	14.0	Total before tax
	(0.7)	(2.2)	(1.7)	(5.0)	Tax expense
	$1.5	$4.4	$2.9	$9.0	Net of tax
Foreign currency translation adjustments
Venezuela deconsolidation charge	$—	$33.7	$—	$—	Venezuela deconsolidation charge
	$—	$33.7	$—	$—

Total reclassifications for the period	$8.1	$54.9	$3.0	$11.8	Net of tax

(1)	Amounts in parentheses indicate debits to profit (loss).

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for further details).

Note 15 - Supplemental Financial Statement Information

	June 30, 2015	September 30, 2014
Inventories
Raw materials and supplies	$95.5	$92.6
Work in process	148.3	120.3
Finished products	382.4	404.0
Total inventories	$626.2	$616.9
Other Current Assets
Miscellaneous receivables	$63.8	$74.4
Deferred income tax benefits	137.6	136.3
Prepaid expenses	131.7	117.3
Value added tax collectible from customers	43.8	48.0
Income taxes receivable	138.5	71.1
Other	32.6	41.6
Total other current assets	$548.0	$488.7
Property, Plant and Equipment
Land	$37.9	$42.5
Buildings	286.5	296.4
Machinery and equipment	1,765.1	1,804.6
Construction in progress	72.5	53.4
Total gross property	2,162.0	2,196.9
Accumulated depreciation	(1,461.0)	(1,445.2)
Total property, plant and equipment, net	$701.0	$751.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$135.9	$106.0
Accrued trade allowances	85.0	82.6
Accrued salaries, vacations and incentive compensation	81.4	113.2
Income taxes payable	56.5	42.5
Returns reserve	43.1	45.4
2013 restructuring reserve	25.7	26.4
Spin restructuring reserve	31.3	—
Separation accrual	6.8	12.9
Other	188.4	228.1
Total other current liabilities	$654.1	$657.1
Other Liabilities
Pensions and other retirement benefits	$295.5	$342.3
Deferred compensation	152.5	157.3
Other non-current liabilities	102.8	93.1
Total other liabilities	$550.8	$592.7

Note 16 - Recently Issued Accounting Pronouncements

On July 22, 2015, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standards Update ("ASU"), which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for the Company beginning October 1, 2017, with early adoption permitted. The Company is in the process of evaluating the impact the revised guidance will have on its financial statements.

On April 7, 2015, the FASB issued a new ASU, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective for the Company beginning October 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required, and an entity is required to comply with the applicable disclosures for a change in accounting principles upon adoption. The Company does not expect the revised guidance to have a material impact on its financial statements.

On May 28, 2014, the FASB issued a new ASU which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of the ASU, and expects to issue a final ASU formally amending the effective date by the end of the third quarter of 2015. The update will now be effective for the Company beginning October 1, 2018. The Company is in the process of evaluating the impact the revised guidance will have on its financial statements.

Note 17 - Legal Proceedings and Contingencies

The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Note 18 - Guarantor and Non-Guarantor Financial Information

The Company's Senior Notes issued in May 2011 and May 2012 (collectively, the "Notes") are fully and unconditionally guaranteed on a joint and several basis by the Company's existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company's credit agreements or other indebtedness for borrowed money (the "Guarantors"). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the Notes and substantially all of the Company's other outstanding indebtedness. The Company's subsidiaries organized outside of the U.S. and certain domestic subsidiaries which are not guarantors of any of the Company's other indebtedness (collectively, the "Non-Guarantors"), do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the Subsidiary Guarantor; if the guarantee under the Company's credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company (Edgewell Personal Care Company), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors and the Non-Guarantors.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
Quarter Ended June 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$664.8	$556.4	$(174.1)	$1,047.1
Cost of products sold	—	398.1	328.1	(173.2)	553.0
Gross profit	—	266.7	228.3	(0.9)	494.1

Selling, general and administrative expense	61.6	100.2	96.7	—	258.5
Advertising and sales promotion expense	—	125.5	52.0	(0.2)	177.3
Research and development expense	—	22.8	0.5	—	23.3
Spin restructuring charges	—	0.1	18.5	—	18.6
2013 restructuring charges	—	2.4	19.9	—	22.3
Industrial exit charges	—	21.8	0.1	—	21.9
Cost of early debt retirements	61.4	—	—	—	61.4
Interest expense	26.8	2.6	1.7	—	31.1
Intercompany interest (income) expense	(18.7)	18.7	—	—	—
Other financing items, net	—	—	(10.3)	—	(10.3)
Intercompany service fees	—	(3.6)	3.4	0.2	—
Equity in earnings of subsidiaries	(29.9)	(32.8)	—	62.7	—
(Loss) earnings before income taxes	(101.2)	9.0	45.8	(63.6)	(110.0)
Income tax (benefit) provision	(28.7)	(18.5)	10.6	(0.9)	(37.5)
Net (loss) earnings	$(72.5)	$27.5	$35.2	$(62.7)	$(72.5)

Statement of Comprehensive Income:
Net (loss) earnings	$(72.5)	$27.5	$35.2	$(62.7)	$(72.5)
Other comprehensive income (loss), net of tax	21.4	8.2	20.6	(28.8)	21.4
Total comprehensive (loss) income	$(51.1)	$35.7	$55.8	$(91.5)	$(51.1)

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
Nine Months Ended June 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,938.1	$1,745.4	$(590.0)	$3,093.5
Cost of products sold	—	1,161.8	1,033.1	(586.2)	1,608.7
Gross profit	—	776.3	712.3	(3.8)	1,484.8

Selling, general and administrative expense	128.1	287.0	285.7	—	700.8
Advertising and sales promotion expense	—	235.8	134.9	(0.4)	370.3
Research and development expense	—	66.1	1.5	—	67.6
Venezuela deconsolidation charge	—	129.8	14.7	—	144.5
Spin restructuring charges	—	10.1	56.8	—	66.9
2013 restructuring charges	—	14.0	14.7	—	28.7
Industrial exit charges	—	21.8	0.1	—	21.9
Cost of early debt retirements	61.4	—	—	—	61.4
Interest expense	82.7	2.6	3.4	—	88.7
Intercompany interest (income) expense	(73.5)	73.5	—	—	—
Other financing items, net	—	0.3	(19.3)	—	(19.0)
Intercompany service fees	—	0.6	(0.8)	0.2	—
Equity in earnings of subsidiaries	(100.5)	(166.5)	—	267.0	—
(Loss) earnings before income taxes	(98.2)	101.2	220.6	(270.6)	(47.0)
Income tax (benefit) provision	(42.3)	8.1	46.7	(3.6)	8.9
Net (loss) earnings	$(55.9)	$93.1	$173.9	$(267.0)	$(55.9)

Statement of Comprehensive Income:
Net (loss) earnings	$(55.9)	$93.1	$173.9	$(267.0)	$(55.9)
Other comprehensive (loss) income, net of tax	(98.4)	(50.1)	(100.8)	150.9	(98.4)
Total comprehensive (loss) income	$(154.3)	$43.0	$73.1	$(116.1)	$(154.3)

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
Quarter Ended June 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$700.6	$632.6	$(203.2)	$1,130.0
Cost of products sold	—	421.0	372.6	(202.6)	591.0
Gross profit	—	279.6	260.0	(0.6)	539.0

Selling, general and administrative expense	7.0	97.5	102.6	—	207.1
Advertising and sales promotion expense	—	101.9	59.7	(0.2)	161.4
Research and development expense	—	22.9	0.3	—	23.2
2013 restructuring	—	14.8	13.2	—	28.0
Interest expense	30.2	—	0.9	—	31.1
Intercompany interest (income) expense	(29.7)	29.6	—	0.1	—
Other financing items, net	—	0.2	(0.1)	—	0.1
Intercompany service fees	—	3.2	(3.3)	0.1	—
Equity in earnings of subsidiaries	(70.2)	(62.3)	—	132.5	—
Earnings before income taxes	62.7	71.8	86.7	(133.1)	88.1
Income tax provision	(1.9)	6.0	20.0	(0.5)	23.6
Net earnings	$64.6	$65.8	$66.7	$(132.6)	$64.5

Statement of Comprehensive Income:
Net earnings	$64.6	$65.8	$66.7	$(132.6)	$64.5
Other comprehensive income (loss), net of tax	2.6	4.8	0.2	(5.0)	2.6
Total comprehensive income	$67.2	$70.6	$66.9	$(137.6)	$67.1

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
Nine Months Ended June 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,986.3	$1,858.8	$(538.8)	$3,306.3
Cost of products sold	—	1,203.7	1,079.2	(535.7)	1,747.2
Gross profit	—	782.6	779.6	(3.1)	1,559.1

Selling, general and administrative expense	7.0	298.3	305.8	(0.3)	610.8
Advertising and sales promotion expense	—	195.0	144.9	(0.4)	339.5
Research and development expense	—	66.5	1.3	—	67.8
2013 restructuring	—	47.1	28.0	—	75.1
Interest expense	90.6	—	3.0	—	93.6
Intercompany interest (income) expense	(89.0)	89.0	—	—	—
Other financing items, net	—	0.5	(3.9)	—	(3.4)
Intercompany service fees	—	7.3	(7.3)	—	—
Equity in earnings of subsidiaries	(279.2)	(229.9)	—	509.1	—
Earnings before income taxes	270.6	308.8	307.8	(511.5)	375.7
Income tax provision	(0.4)	39.2	68.3	(2.3)	104.8
Net earnings	$271.0	$269.6	$239.5	$(509.2)	$270.9

Statement of Comprehensive Income:
Net earnings	$271.0	$269.6	$239.5	$(509.2)	$270.9
Other comprehensive income (loss), net of tax	9.1	4.2	1.7	(5.9)	9.1
Total comprehensive income	$280.1	$273.8	$241.2	$(515.1)	$280.0

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING BALANCE SHEETS
(Condensed)
June 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$38.8	$1,051.3	$—	$1,090.1
Trade receivables, net	—	235.3	271.8	—	507.1
Inventories	—	374.4	308.9	(57.1)	626.2
Other current assets	—	326.7	205.7	15.6	548.0
Total current assets	—	975.2	1,837.7	(41.5)	2,771.4
Investment in subsidiaries	3,551.1	1,515.1	—	(5,066.2)	—
Intercompany receivables, net (1)	—	—	33.0	(33.0)	—
Intercompany notes receivable (1)	—	1.9	111.2	(113.1)	—
Property, plant and equipment, net	—	407.3	293.7	—	701.0
Goodwill	—	1,086.6	378.7	—	1,465.3
Other intangible assets, net	—	1,635.0	174.0	—	1,809.0
Other assets	8.8	44.1	69.6	—	122.5
Total assets	$3,559.9	$5,665.2	$2,897.9	$(5,253.8)	$6,869.2

Liabilities and Shareholders' Equity
Current liabilities	$9.4	$485.3	$544.5	$—	$1,039.2
Intercompany payables, net (1)	20.2	12.8	—	(33.0)	—
Intercompany notes payable (1)	—	111.2	1.9	(113.1)	—
Long-term debt	1,244.0	995.0	269.0	—	2,508.0
Deferred income tax liabilities	—	457.8	27.1	—	484.9
Other liabilities	—	385.0	165.8	—	550.8
Total liabilities	1,273.6	2,447.1	1,008.3	(146.1)	4,582.9
Total shareholders' equity	2,286.3	3,218.1	1,889.6	(5,107.7)	2,286.3
Total liabilities and shareholders' equity	$3,559.9	$5,665.2	$2,897.9	$(5,253.8)	$6,869.2

(1)
Until June 30, 2015, intercompany activity included notes with interest due based on rates that approximated those paid by the Parent Company on third party debt. Other intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING BALANCE SHEETS
(Condensed)
September 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3.3	$1,125.7	$—	$1,129.0
Trade receivables, net (1)	—	6.5	488.5	—	495.0
Inventories	—	336.9	321.0	(41.0)	616.9
Other current assets	0.1	253.2	223.6	11.8	488.7
Total current assets	0.1	599.9	2,158.8	(29.2)	2,729.6
Investment in subsidiaries	7,287.0	2,204.6	—	(9,491.6)	—
Intercompany receivables, net (2)	—	4,336.9	337.3	(4,674.2)	—
Intercompany notes receivable (2)	2,038.3	1.9	12.6	(2,052.8)	—
Property, plant and equipment, net	—	417.6	334.1	—	751.7
Goodwill	—	1,086.5	400.9	—	1,487.4
Other intangible assets, net	—	1,653.2	194.1	—	1,847.3
Other assets	8.3	35.0	69.4	—	112.7
Total assets	$9,333.7	$10,335.6	$3,507.2	$(16,247.8)	$6,928.7

Liabilities and Shareholders' Equity
Current liabilities	$368.3	$531.4	$674.0	$—	$1,573.7
Intercompany payables, net (2)	4,674.2	—	—	(4,674.2)	—
Intercompany notes payable (2)	—	2,050.9	1.9	(2,052.8)	—
Long-term debt	1,768.9	—	—	—	1,768.9
Deferred income tax liabilities	—	442.3	28.8	—	471.1
Other liabilities	—	410.3	182.4	—	592.7
Total liabilities	6,811.4	3,434.9	887.1	(6,727.0)	4,406.4
Total shareholders' equity	2,522.3	6,900.7	2,620.1	(9,520.8)	2,522.3
Total liabilities and shareholders' equity	$9,333.7	$10,335.6	$3,507.2	$(16,247.8)	$6,928.7

(1)
Trade receivables, net for the Non-Guarantors includes $247.9 at September 30, 2014 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), which is a non-guarantor of the Notes. These receivables were used by ERF to securitize the borrowings under the Company's receivable securitization facility, which was terminated in May 2015. The trade receivables were short-term in nature (on average less than 90 days). As payment of the receivable obligation was received from the customer, ERF remitted the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility were billed to the Guarantors in the form of intercompany service fees.

(2)
Intercompany activity includes notes that bear interest due from the Guarantors to the Parent Company. Interest rates on these notes approximate the interest rates paid by the Parent Company on third party debt. Additionally, other intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS
(Condensed)
Nine Months Ended June 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operations	$(98.4)	$(176.2)	$298.3	$—	$23.7

Cash Flow from Investing Activities
Capital expenditures	—	(55.7)	(16.7)	—	(72.4)
Change related to Venezuelan operations	—	—	(93.8)	—	(93.8)
Acquisitions, net of cash acquired	—	(12.1)	—	—	(12.1)
Proceeds from sale of assets	—	0.1	14.2	—	14.3
Proceeds from intercompany notes	1,350.0	—	—	(1,350.0)	—
Payments for intercompany notes	(310.0)	—	(100.0)	410.0	—
Intercompany receivables and payables, net	—	(30.5)	—	30.5	—
Investments in subsidiaries	—	270.0	(270.0)	—	—
Payment for equity contributions	—	(16.1)	—	16.1	—
Change in restricted cash	—	—	13.9	—	13.9
Net cash from (used by) investing activities	1,040.0	155.7	(452.4)	(893.4)	(150.1)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,145.0	999.0	270.0	—	2,414.0
Cash payments on debt with original maturities greater than 90 days	(1,900.0)	—	—	—	(1,900.0)
Deferred finance expense	(2.6)	(12.3)	(0.2)	—	(15.1)
Net (decrease) increase in debt with original maturities of 90 days or less	(135.0)	(5.0)	(130.5)	—	(270.5)
Proceeds from intercompany notes	—	410.0	—	(410.0)	—
Payments for intercompany notes	—	(1,350.0)	—	1,350.0	—
Cash dividends paid	(93.2)	—	—	—	(93.2)
Proceeds from issuance of common shares, net	4.4	—	—	—	4.4
Excess tax benefits from share-based payments	9.3	—	—	—	9.3
Intercompany receivables and payables, net	30.5	—	—	(30.5)	—
Proceeds for equity contributions	—	—	16.1	(16.1)	—
Intercompany dividend	—	14.3	(14.3)	—	—
Net cash (used by) from financing activities	(941.6)	56.0	141.1	893.4	148.9

Effect of exchange rate changes on cash	—	—	(61.4)	—	(61.4)

Net increase (decrease) in cash and cash equivalents	—	35.5	(74.4)	—	(38.9)
Cash and cash equivalents, beginning of period	—	3.3	1,125.7	—	1,129.0
Cash and cash equivalents, end of period	$—	$38.8	$1,051.3	$—	$1,090.1

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS
(Condensed)
Nine Months Ended June 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$50.8	$79.5	$268.4	$(20.0)	$378.7

Cash Flow from Investing Activities
Capital expenditures	—	(31.6)	(23.4)	—	(55.0)
Acquisitions, net of cash acquired	—	(52.0)	(135.1)	—	(187.1)
Proceeds from sale of assets	—	7.5	1.1	—	8.6
Proceeds from intercompany notes	140.0	0.4	—	(140.4)	—
Intercompany receivables and payables, net	(175.0)	(115.9)	(65.5)	356.4	—
Payment for equity contributions	—	(0.7)	—	0.7	—
Net cash (used by) from investing activities	(35.0)	(192.3)	(222.9)	216.7	(233.5)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(140.0)	—	—	—	(140.0)
Deferred finance expense	(0.1)	—	—	—	(0.1)
Net increase in debt with original maturities of 90 days or less	175.0	9.3	69.2	—	253.5
Payments for intercompany notes	—	(140.0)	(0.4)	140.4	—
Common shares purchased	(94.4)	—	—	—	(94.4)
Cash dividends paid	(93.0)	—	—	—	(93.0)
Proceeds from issuance of common shares, net	6.7	—	—	—	6.7
Excess tax benefits from share-based payments	6.1	—	—	—	6.1
Intercompany receivables and payables, net	115.9	240.5	—	(356.4)	—
Proceeds for equity contributions	—	—	0.7	(0.7)	—
Intercompany dividend	—	—	(20.0)	20.0	—
Net cash (used by) from financing activities	(23.8)	109.8	49.5	(196.7)	(61.2)

Effect of exchange rate changes on cash	—	—	6.4	—	6.4

Net (decrease) increase in cash and cash equivalents	(8.0)	(3.0)	101.4	—	90.4
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$—	$5.4	$1,083.3	$—	$1,088.7

Edgewell Personal Care Company
Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk
(In millions, except per share data - Unaudited)

On July 1, 2015, Edgewell Personal Care Company, formerly known as Energizer Holdings, Inc. ("we", "us" and "our"), completed the previously announced separation of its Household Products business into a separate publicly traded company (the "Spin" or the "Separation"). We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. ("New Energizer") and began trading under the symbol "ENR" on the New York Stock Exchange ("NYSE"). Shareholders of record received one share of New Energizer for each share held of the historical combined company as of the close of business on June 16, 2015, the record date of the distribution. We distributed a total of 62.2 shares of New Energizer common stock. We retained the Personal Care business of the historical combined company and now trade on the NYSE under the symbol "EPC". Following the Separation, we do not beneficially own any shares of New Energizer.

In connection with the Spin, at the end of June 2015, we entered into certain agreements with New Energizer to implement the legal and structural separation from New Energizer, govern our relationship with New Energizer up to and after the completion of the Spin, and allocate between us and New Energizer various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities. These agreements included a Contribution Agreement, Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Trademark License Agreements.

The following discussion is a summary of the key factors management considers necessary in reviewing our historical results of operations, operating segment results and liquidity and capital resources. Statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" presented below. Prior to July 1, 2015, we reported results in two segments: Personal Care, which includes wet shave, skin care, feminine care and infant care products, and Household Products, which includes batteries and portable lighting products. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto for the quarter and nine months ended June 30, 2015 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The disclosures within this Management's Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated basis for Edgewell Personal Care Company, which includes the results of Household Products business and do not take into account the Separation that occurred on July 1, 2015.  For more information on the risks associated with actions related to the Separation, see the section entitled "Risk Factors" in this document and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and in Item 1a of Part II of this document.

Non-GAAP Financial Measures

While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" and exclude (1) spin costs, (2) restructuring charges (including 2013 restructuring, spin restructuring charges and the industrial blade product line exit), (3) acquisition and integration expenses (including acquisition inventory valuation charges), (4) Venezuela deconsolidation charges, (5) cost of early debt retirements and (6) adjustments to prior year tax accruals.

This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. Finally, we believe this information provides a higher degree of transparency.

We analyze our net revenue on an organic net sales basis to better measure the comparability of results between periods. Organic net sales excludes the impact of changes in foreign currency, the impact of acquisitions and the period-over-period change in Venezuela results. This information is provided because these types of fluctuations can distort the underlying change in net sales either positively or negatively.

Industry and Market Data

Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the "Risk Factors" section of this document and our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Retail sales for purposes of market size, market position and market share information are based on retail sales in United States ("U.S.") dollars.

Forward-Looking Statements

This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding the Separation, the future earnings and performance of Edgewell Personal Care Company or any of its businesses, including the Personal Care and Household Products businesses on a standalone basis in future periods. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	Whether the operational, marketing and strategic benefits of the Separation can be achieved;

•	Whether the remaining costs and expenses of the Separation can be controlled within expectations;

•	General market and economic conditions;

•	Market trends in the categories in which we operate;

•	The success of new products and the ability to continually develop and market new products;

•	Our ability to attract, retain and improve distribution with key customers;

•	Our ability to continue planned advertising and other promotional spending and the effectiveness of such spending;

•
Our ability to timely execute strategic initiatives, including restructurings, in a manner that will positively impact our financial condition and results of operations and does not disrupt our business operations;

•	The impact of strategic initiatives, including the Separation as well as restructurings, on our relationships with employees, customers and vendors;

•	Our ability to maintain and improve market share in the categories in which we operate despite heightened competitive pressure;

•	Our ability to improve operations and realize cost savings;

•	The impact of foreign currency exchange rates and currency controls, as well as offsetting hedges;

•	The impact of raw material and other commodity costs;

•	Goodwill impairment charges resulting from declines in profitability or estimated cash flows related to intangible assets or market valuations for similar assets;

•	Costs and reputational damage associated with cyber-attacks or information security breaches;

•	Our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;

•	The impact of advertising and product liability claims and other litigation;

•	Compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of our existing and any future debt; or

•	The impact of legislative or regulatory determinations or changes by federal, state and local, and foreign authorities, including taxing authorities.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in Item 1A of Part II of this document.

Highlights and Operating Results

Net loss for the quarter ended June 30, 2015 was $72.5, or $(1.17) per diluted share, compared to net earnings of $64.5, or $1.03 per diluted share, for the same quarter last year. Net loss for the nine months ended June 30, 2015 was $55.9, or $(0.90) per diluted share, compared to net earnings of $270.9, or $4.33 per diluted share, for the nine months ended June 30, 2014.

On a reported basis, third quarter net sales were $1,047.1, or 7.3% below prior year. Third quarter organic sales were up 20 basis points with increased Personal Care net sales nearly offset by decreased net sales in Household Products. Net sales continue to be impacted by the significant weakening in foreign currency rates compared to the U.S. dollar. Profitability was favorably impacted by savings from the 2013 restructuring project and lower commodity costs. We continued to invest in our brands, with increased Advertising & sales promotion ("A&P") spending as compared to the prior year. We also continued to incur costs associated with our Spin and related restructuring initiatives.

On a reported basis, net sales for the nine months ended June 30, 2015 totaled $3,093.5, or 6.4% below the same period in the prior year, with change in foreign currency primarily driving the decline. Year-to-date organic net sales decreased 1.4%. Profitability was negatively impacted by the Venezuela deconsolidation charge, increased A&P investments and costs incurred as a result of our Spin and related restructuring efforts. Partially offsetting these decreases were continued margin rate improvements and accretion from the feminine care brands acquisition.

Net (loss) earnings and diluted (loss) earnings per share ("EPS") for the time periods presented were impacted by restructuring activities, Spin restructuring charges, Spin costs, the Venezuela deconsolidation charge, acquisition and integration costs and certain other adjustments as described in the tables below. The impact of these items on reported net (loss) earnings and reported diluted EPS are provided below as a reconciliation of net (loss) earnings and diluted EPS to adjusted net earnings and adjusted diluted EPS, which are non-GAAP measures.

	Quarter Ended June 30,
	Net (Loss) Earnings		Diluted EPS
	2015	2014	2015	2014
Net (Loss) Earnings and Diluted EPS - GAAP (1)	$(72.5)	$64.5	$(1.17)	$1.03
Impacts, net of tax: Expense (Income) (2)
Spin costs (3)	63.1	4.4	1.01	0.07
Spin restructuring charges	13.9	—	0.22	—
2013 restructuring and related costs, net (4)	17.3	20.6	0.28	0.34
Industrial exit charges	13.8	—	0.22	—
Feminine care acquisition and integration costs	—	1.0	—	0.02
Cost of early debt retirements	38.7	—	0.62	—
Other realignment and integration	0.3	0.3	0.01	—
Adjustments to prior years' tax accruals	(1.4)	—	(0.02)	—
Net Earnings and Diluted EPS - adjusted (Non-GAAP)	$73.2	$90.8	$1.17	$1.46

Weighted-average shares - Basic			62.2	61.7
Weighted-average shares - Diluted (2)			62.6	62.4

(1)	GAAP EPS for the quarter ended June 30, 2015 is calculated using the basic weighted-average shares outstanding due to the reported net loss.

(2)
All EPS impacts are calculated using diluted weighted-average shares outstanding. For the quarter ended June 30, 2015, this reflects the impact of 0.4 dilutive RSEs which are excluded from the GAAP EPS calculation due to the reported net loss.

(3)
Includes costs of $60.7 and $4.4 (net of tax) for the quarter ended June 30, 2015 and 2014, respectively, which are included in selling, general and administrative expense ("SG&A"). Additionally, costs of $2.4 (net of tax) for the quarter ended June 30, 2015 were included in Cost of products sold.

(4)
Includes costs of $0.1 and $1.7 (net of tax) for the quarter ended June 30, 2015 and 2014, respectively, associated with certain information technology and related activities, which are included in SG&A. Additionally, costs of $0.8 (net of tax) for the quarter ended June 30, 2015, associated with obsolescence charges related to our restructuring, were included in Cost of products sold.

For the quarter ended June 30, 2015, we reported adjusted net earnings per diluted share of $1.17, down 19.9% compared to $1.46 the prior year, primarily due to our increased investment in A&P, unfavorable currency movements and a higher effective tax rate, offset in part by savings from our 2013 restructuring project. Excluding the impact of currency movements, adjusted net earnings per share would have decreased 2% as compared to the prior year quarter.

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2015	2014	2015	2014
Net (Loss) Earnings and Diluted EPS - GAAP (1)	$(55.9)	$270.9	$(0.90)	$4.33
Impacts, net of tax: Expense (Income) (2)
Venezuela deconsolidation charge	144.5	—	2.31	—
Spin costs (3)	119.9	4.4	1.92	0.07
Spin restructuring charges	47.0	—	0.75	—
2013 restructuring and related costs, net (4)	20.6	55.7	0.32	0.89
Industrial exit charges	13.8	—	0.22	—
Feminine care acquisition and integration costs	—	4.8	—	0.07
Acquisition inventory valuation	—	5.0	—	0.08
Cost of early debt retirements	38.7	—	0.62	—
Other realignment and integration	1.0	0.6	0.03	0.01
Adjustments to prior years' tax accruals	(4.0)	—	(0.06)	—
Net Earnings and Diluted EPS - adjusted (Non-GAAP)	$325.6	$341.4	$5.21	$5.45

Weighted-average shares - Basic			62.1	62.1
Weighted-average shares - Diluted (2)			62.5	62.6

(1)	GAAP EPS for the nine months ended June 30, 2015 is calculated using the basic weighted-average shares outstanding due to the reported net loss.

(2)
All EPS impacts are calculated using diluted weighted-average shares outstanding. For the nine months ended June 30, 2015, this reflects the impact of 0.4 dilutive RSEs which are excluded from the GAAP EPS calculation due to the reported net loss.

(3)
Includes costs of $117.0 and $4.4 (net of tax) for the nine months ended June 30, 2015 and 2014, respectively, which are included in SG&A. Additionally, costs of $2.9 (net of tax) for the nine months ended June 30, 2015 were included in Cost of products sold.

(4)
Includes costs of $0.3 and $5.3 (net of tax) for the nine months ended June 30, 2015 and 2014, respectively, associated with certain information technology and related activities, which are included in SG&A. Additionally, costs of $0.8 and $0.3 (net of tax) for the nine months ended June 30, 2015, and 2014, respectively, associated with obsolescence charges related to our restructuring, were included in Cost of products sold.

For the nine months ended June 30, 2015, we reported adjusted net earnings per diluted share of $5.21, down 4.4% compared to $5.45 the prior year, primarily due to our increased investment in A&P and unfavorable currency movements, offset in part by savings from our 2013 restructuring project. Excluding the impact of currency movements, adjusted net earnings per share would have decreased 10% as compared to the prior year.

The following table provides a summary of the change in total net sales for the quarter and nine months ended June 30, 2015 as compared to the quarter and nine months ended June 30, 2014.

Net Sales - Total Company
Quarter and Nine Months Ended June 30, 2015

	Q3	%Chg	Nine Months	%Chg
Net sales - FY '14	$1,130.0		$3,306.3
Organic	1.7	0.2%	(48.5)	(1.4)%
Change in Venezuela results	(14.4)	(1.3)%	(10.5)	(0.3)%
Impact of currency	(70.2)	(6.2)%	(175.2)	(5.3)%
Incremental impact of acquisition	—	—%	21.4	0.6%
Net sales - FY '15	$1,047.1	(7.3)%	$3,093.5	(6.4)%

Net sales for the quarter were $1,047.1, a decrease of $82.9, or 7.3%, as compared to the prior year, including a decrease of 6.2% due to an unfavorable movement in currency rates and a decrease of 1.3% due to the change in Venezuela results (primarily the impact of the deconsolidation in the second quarter of fiscal 2015). Organic net sales are defined as total net sales less the impact of currency movements and acquisitions and excluding the change in Venezuela net sales. Organic net sales increased 0.2% versus the prior year due to increased net sales in the Personal Care segment. Go-to-market changes began to negatively impact net sales in the quarter as both segments exited markets in certain countries and moved to a distributor model in other countries.

Net sales for the nine months were $3,093.5, a decrease of $212.8, or 6.4%, as compared to the prior year, including a decrease of 5.3% due to an unfavorable movement in currency rates, a decrease of 0.3% due to the change in Venezuela results (including the impact of the deconsolidation) and an increase of 0.6% due to the incremental impact of sales from the feminine care acquisition. Organic net sales decreased 1.4% versus the prior year.
Gross margin dollars of $494.1 decreased $44.9 in the third quarter due primarily to the deconsolidation of Venezuela, and decreased 50 basis points to 47.2% as a percent of net sales. On a year-to-date basis, gross margin as a percent of net sales was 48.0%, up 80 basis points versus the prior year, primarily due to savings from the 2013 restructuring project and lower commodity costs.
Third quarter SG&A was $258.5, or 24.7% of net sales, as compared to $207.1, or 18.3% of net sales, for the same period in the prior year. Included within current quarter results were pre-tax costs of $92.5 related to the Separation, $0.1 of acquisition and integration costs and $0.2 of information technology enablement costs (recorded within SG&A, but considered part of the overall 2013 restructuring project). Excluding the year-over-year impact of these items, SG&A as a percent of net sales improved 150 basis points compared to the same period in the prior year.

On a year-to-date basis, SG&A as a percent of net sales was 22.7% as compared to 18.5% in the prior year. Included within current year SG&A were pre-tax costs of $180.9 related to the Spin, $0.7 of acquisition and integration costs and $0.5 of information technology enablement costs (recorded within SG&A, but considered part of the 2013 restructuring project). Excluding the year-over-year impact of these items, SG&A as a percent of net sales decreased 100 basis points compared to prior year levels.

For the quarter, A&P was $177.3, or 16.9% of net sales, as compared to $161.4, or 14.3% of net sales in the prior year. On a year-to-date basis, A&P spending was $370.3, or 12.0% of net sales, as compared to $339.5, or 10.3% of net sales in the prior year. Spending increased in both segments in support of innovation launch activity and brand building programs.

For the quarter and nine months ended June 30, 2015, research and development ("R&D") expense was $23.3 and $67.6, respectively, compared to $23.2 and $67.8, respectively, for the quarter and nine months ended June 30, 2014.

For the nine months ended June 30, 2015, we recorded a charge of $144.5 as a result of deconsolidating our Venezuelan subsidiaries, which had no accompanying tax benefit. The Venezuela deconsolidation charge was reported as a separate line item. See Note 5 to the Condensed Financial Statements.

We incurred incremental costs to evaluate, plan and execute the Spin.  For the quarter and nine months ended June 30, 2015, $95.9 ($92.5 included in SG&A and $3.4 included in Cost of products sold) and $185.0 ($180.9 included in SG&A and $4.1 included in Cost of products sold) of pre-tax charges were recorded, respectively. Additionally, we recorded $18.6 and $66.9 in pre-tax Spin restructuring charges for the quarter and nine months ended June 30, 2015, respectively. The Spin restructuring charges were reported as a separate line item.

For the quarter and nine months ended June 30, 2015, we recorded pre-tax expense of $22.3 and $28.7, respectively, and $28.0 and $75.1 for the quarter and nine months ended June 30, 2014, respectively, related to our 2013 restructuring, including:

•	Accelerated depreciation charges of $10.1 and $13.5 for the quarter and nine months ended June 30, 2015, and $1.1 and $8.3 for the quarter and nine months ended June 30, 2014, respectively;

•
Severance and related benefit costs of $7.1 and $11.4 for the quarter and nine months ended June 30, 2015, and $11.8 and $22.7 for the quarter and nine months ended June 30, 2014, respectively, associated with staffing reductions;

•
Consulting, program management and other charges associated with the restructuring of $5.1 and $14.8 for the quarter and nine months ended June 30, 2015, and $16.4 and $45.4 for the quarter and nine months ended June 30, 2014, respectively;

•
Net gain on the sale of fixed assets of $11.0 for the nine months ended June 30, 2015 related to the sale of the Household Products Asia battery packaging facility that was closed as part of the 2013 restructuring project; and

•	Net gain on the sale of fixed assets of $1.3 for the quarter and nine months ended June 30, 2014.

2013 Restructuring costs are reported as a separate line item. In addition, pre-tax costs of $0.2 and $0.5 for the quarter and nine months ended June 30, 2015, respectively, and $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014, associated with obsolescence charges related to our restructuring, were included in Cost of products sold. These information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for the restructuring initiative. Post-Spin, the Company expects to incur additional 2013 Restructuring charges of approximately $8.0 to $10.0 within the fourth quarter of fiscal 2015. Spending for the remainder of the project, which is now expected to continue through fiscal 2017, is expected to be approximately $40.0 to $50.0.

Project-to-date savings for the 2013 Restructuring total approximately $330.7 as of June 30, 2015. Total project-to-date costs are approximately $293.5 as of June 30, 2015. These amounts are inclusive of certain information technology enablement costs (included in SG&A) and inventory obsolescence charges (included in Cost of products sold), both of which are considered part of the overall 2013 restructuring project.

For the quarter and nine months ended June 30, 2015, the Company recorded pre-tax expense of $21.9 related to its decision to exit the industrial blade product line. The Industrial exit charges are reported as a separate line item.

In connection with the feminine care brands acquisition, we recorded pre-tax acquisition and integration costs of $1.5 and $7.4, respectively, for the quarter and nine months ended June 30, 2014. These amounts were not reflected in the Personal Care segment, but rather presented on a separate line item below segment profit. Such presentation reflects management's view on how segment results are evaluated.

For the nine months ended June 30, 2014, we recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the closing date, less the sum of (1) costs of disposal and (2) a reasonable profit allowance for the selling effort of the acquiring entity. For the quarter and nine months ended June 30, 2014, we recorded $8.0 within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management's view on how segment results were evaluated.

For the quarter and nine months ended June 30, 2015, the Company recorded early debt retirement costs of $61.4 associated with the prepayment of our Private Placement Notes on May 29, 2015.

Interest expense was $31.1 and $88.7 for the quarter and nine months ended June 30, 2015, respectively, remaining flat for the quarter and decreasing $4.9 year-over-year.

Other financing income was $10.3 and $19.0, respectively, for the quarter and nine months ended June 30, 2015, primarily reflecting the net impact of foreign currency hedging contract gains partially offset by revaluation losses on nonfunctional currency balance sheet exposures, as compared to expense of $0.1 in the prior year quarter and income of $3.4 in the nine months ended June 30, 2014.

The Company's nine month effective tax rate for 2015 was negative 18.9% as compared to 27.9% in the prior year. The negative tax rate for 2015 is a result of having incurred tax expense on a net loss. The tax rate for 2015 was unfavorably impacted by the Venezuela deconsolidation charge of $144.5 during the second quarter of fiscal 2015, which had no accompanying tax benefit. Excluding the tax impact of the non-GAAP items, the year-to-date effective tax rate was 29.9% as compared to 29.2% in the prior fiscal year.

Separation

We incurred incremental costs to evaluate, plan and execute the Separation, and expect to continue to incur additional incremental costs in the future. In addition, we have been executing certain restructuring initiatives in order to prepare both businesses to operate as stand-alone entities. The restructuring initiatives include efforts to:

•	Adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	Centralize certain back-office functions to increase efficiencies;

•	Outsource certain non-core transactional activities; and

•	Reduce headcount to optimize the cost structures of each stand-alone business.

The Spin restructuring initiative savings are targeted to offset incremental costs incurred to develop the stand-alone organizations. Both businesses are expected to reach a normalized SG&A run rate by the end of fiscal 2016, as several duplicate costs will be maintained for a period of time post-Spin as we stabilize and complete restructuring initiatives.

Total Spin and Spin restructuring related costs through the close of the Separation were approximately $350.0. Included in the range is debt breakage fees of $61.4 as a result of the prepayment of our Private Placement Notes. We expect to incur approximately $30 to $35 of Spin and Spin restructuring related costs post-Spin, all of which are expected to be incurred by the end of fiscal 2016. This estimate excludes any Spin or Spin restructuring costs that will be recorded by New Energizer post-Spin. These estimates are based on currently known facts and may change materially as Spin-related activities are finalized. For further information on these amounts, see Note 1 and Note 4 to the Condensed Financial Statements.

We have incurred the following pre-tax charges related to the Spin and Spin restructuring costs for the current quarter, fiscal year-to-date and project-to-date:

•	$114.5 for the third quarter ($92.5 reported in SG&A, $3.4 reported in Cost of products sold and $18.6 reported in Spin restructuring charges);

•	$251.9 for the nine months ended June 30, 2015 ($180.9 reported in SG&A, $4.1 reported in Cost of products sold and $66.9 reported in Spin restructuring charges); and

•	$296.6 for the project-to-date ($225.6 reported in SG&A, $4.1 reported in Cost of products sold and $66.9 reported in Spin restructuring charges).

Segment Results

Prior to the July 1, 2015 Separation, our operations were managed via two segments - Personal Care (Wet Shave, Skin Care, Feminine Care and Infant Care products) and Household Products (Battery and Portable Lighting products). Segment performance was evaluated based on segment operating profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives (including Spin restructuring, the 2013 Restructuring and the industrial blade product line exit), the Venezuela deconsolidation charge, acquisition or integration, amortization of intangible assets and cost of early debt retirements. Financial items, such as interest income and expense, were managed on a global basis at the corporate level. The exclusion of charges such as other acquisition transaction and integration costs, and substantially all restructuring, from segment results reflected management's view on how it evaluated segment performance.

Our operating model included a combination of stand-alone and combined business functions between the Personal Care and Household Products businesses, varying by country and region of the world. Shared functions included product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applied a fully allocated cost basis, in which shared business functions were allocated between the segments. Such allocations were estimates, and do not represent the costs of such services if performed on a stand-alone basis.

This structure was the basis for our reportable segment information, as included in the tables in Note 2 to the Condensed Financial Statements for the quarter and nine months ended June 30, 2015.

Segment sales and profitability for the quarters and nine months ended June 30, 2015 and 2014, respectively, are presented below.

Personal Care

Net Sales - Personal Care
Quarter and Nine Months Ended June 30, 2015
	Q3	% Chg	Nine Months	% Chg
Net sales - FY '14	$718.3		$1,957.5
Organic	4.5	0.7%	(20.5)	(1.1)%
Change in Venezuela results	(7.6)	(1.1)%	1.2	0.1%
Impact of currency	(42.4)	(5.9)%	(98.6)	(5.0)%
Incremental impact of acquisition	—	—%	21.4	1.1%
Net sales - FY '15	$672.8	(6.3)%	$1,861.0	(4.9)%

For the quarter, net sales decreased 6.3% on a reported basis. Organic net sales are defined as net sales less the impact of currency movements and acquisitions and excluding the change in Venezuela net sales. Organic net sales increased 0.7% versus the prior year. Organic net sales growth in the quarter was driven by higher volumes in Wet Shave and Feminine Care products offset by unfavorable price/mix in Wet Shave and lower volumes in Skin Care and Infant Care. International net sales grew, driven by increased volumes in Wet Shave and Skin Care. Our U.S. personal care categories decreased slightly in the third quarter, primarily driven by declines in Sun Care and Wet Shave. Go-to-market changes began to negatively impact net sales in the quarter as both segments exited markets in certain countries and moved to a distributor model in other countries.

From a product standpoint, the net sales change on a reported and organic basis was due primarily to the following:

•
Wet Shave net sales decreased approximately 8% on a reported basis. Wet Shave organic net sales increased approximately 2% driven by volume improvements for Men's Hydro and disposables, partially offset by unfavorable price/mix due to increased promotional programs.

•
Skin Care net sales decreased approximately 10% on a reported basis. Skin care organic net sales decreased approximately 6% as volumes were lower in North America due to weather-related category softness, trade inventory reductions as well as share declines impacted in part by loss of seasonal displays in one large customer. This was partially offset by higher international sales driven by category growth and share gains.

•
Feminine Care net sales increased approximately 5% on a reported basis. Feminine Care organic net sales increased approximately 7% due to pipeline shipments behind launch of Sport Pads, Liners and Combo packs.

•
Infant Care net sales decreased approximately 6% on a reported basis. Infant Care organic net sales decreased 4%, primarily due to lower net sales of bottles and cups offset in part by increased Diaper Genie sales.

For the nine months ended June 30, 2015, net sales decreased 4.9% on a reported basis. Excluding the impact of currency movements, the change in Venezuela results (including the impact of the deconsolidation) and the incremental impact of acquisitions, organic net sales decreased 1.1% versus the same period in the prior year due primarily to lower volumes across all segments due primarily to increased level of competitive promotional activity and category softness. The volume declines were partially offset by improved price mix in Wet Shave.

Segment Profit - Personal Care
Quarter and Nine Months Ended June 30, 2015
	Q3	% Chg	Nine Months	% Chg
Segment profit - FY '14	$112.2		$413.2
Operations	2.0	1.7%	(2.3)	(0.7)%
Change in Venezuela results	(2.3)	(2.0)%	1.9	0.5%
Impact of currency	(16.6)	(14.8)%	(40.7)	(9.8)%
Incremental impact of acquisition	—	—%	4.5	1.1%
Segment profit - FY '15	$95.3	(15.1)%	$376.6	(8.9)%

Segment profit for the quarter was $95.3, down $16.9 or 15.1%, inclusive of the negative impact of unfavorable currency movements and the change in Venezuela results (including the impact of the deconsolidation). Operationally, segment profit increased 1.7% in the quarter driven primarily by higher volumes and restructuring cost savings offset in part by lower price mix and higher A&P spending.

For the nine months ended June 30, 2015, segment profit was $376.6, down 8.9%, inclusive of the negative impact of unfavorable currencies, the change in Venezuela results (including the impact of the deconsolidation) and the incremental impact of acquisitions. Operationally, segment profit decreased 0.7%, primarily due to increased A&P spending and lower volumes, partially offset by improved price mix, restructuring cost savings and lower overhead spending.

Household Products

Net Sales - Household Products
Quarter and Nine Months Ended June 30, 2015
	Q3	% Chg	Nine Months	% Chg
Net sales - FY '14	$411.7		$1,348.8
Organic	(2.8)	(0.6)%	(28.0)	(2.0)%
Change in Venezuela results	(6.8)	(1.7)%	(11.7)	(0.9)%
Impact of currency	(27.8)	(6.8)%	(76.6)	(5.7)%
Net sales - FY '15	$374.3	(9.1)%	$1,232.5	(8.6)%

Net sales decreased for the quarter 9.1% on a reported basis. Excluding the impact of currencies and the change in Venezuela results (including the impact of the deconsolidation), organic net sales decreased 0.6% versus the prior year. Excluding go-to-market changes, organic net sales increased 0.1%, exceeding category value performance.

For the nine months ended June 30, 2015, net sales decreased 8.6% on a reported basis. Excluding the impact of currencies and the change in Venezuela results (including the impact of the deconsolidation), organic net sales declined 2.0% versus the prior year due primarily to increased promotional spending and timing of holiday shipments, partially offset by increased shipments related to the EcoAdvanced™ product launch.

Segment Profit - Household Products
Quarter and Nine Months Ended June 30, 2015
	Q3	% Chg	Nine Months	%Chg
Segment profit - FY '14	$84.2		$279.7
Operations	3.5	4.2%	31.0	11.0%
Change in Venezuela results	(3.3)	(3.9)%	(7.9)	(2.8)%
Impact of currency	(15.8)	(18.8)%	(45.1)	(16.1)%
Segment profit - FY '15	$68.6	(18.5)%	$257.7	(7.9)%

Segment profit for the quarter was $68.6, down $15.6 or 18.5%, versus the same quarter last year. Excluding the impact of the unfavorable movement in currencies and the change in Venezuela results (including the impact of the deconsolidation), segment profit increased 4.2% driven by reduced overhead spending, improved manufacturing costs resulting from the 2013 restructuring project and lower commodity input prices.

For the nine months ended June 30, 2015, segment profit was $257.7, down 7.9%, inclusive of the negative impact of unfavorable currencies and the change in Venezuela results (including the impact of the deconsolidation). Operationally, segment profit increased 11.0% primarily due to reduced overhead spending, improved manufacturing costs resulting from the 2013 restructuring project and lower commodity input prices.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
General corporate expenses	$27.5	$32.8	$88.8	$106.0
Integration and other realignment	0.4	0.5	1.3	1.0
Sub-total	27.9	33.3	90.1	107.0
Venezuela deconsolidation charge	—	—	144.5	—
Spin costs (1)	95.9	7.0	185.0	7.0
Spin restructuring charges	18.6	—	66.9	—
2013 restructuring and related costs (2)	23.6	30.6	30.3	83.6
Industrial exit charges	21.9	—	21.9	—
Feminine care costs:
Acquisition costs	—	—	—	3.4
Integration costs	—	1.5	—	4.0
Acquisition inventory valuation	—	—	—	8.0
General corporate and other expenses	$187.9	$72.4	$538.7	$213.0
% of total net sales	17.9%	6.4%	17.4%	6.4%

(1)
Includes pre-tax costs of $92.5 and $180.9, respectively, for the quarter and nine months ended June 30, 2015 and $7.0 for the quarter and nine months ended June 30, 2014 which are included in SG&A. Additionally, pre-tax costs of $3.4 and $4.1, respectively, for the quarter and nine months ended June 30, 2015 were included in Cost of products sold.

(2)
Includes pre-tax costs of $0.2 and $0.5 for the quarter and nine months ended June 30, 2015, respectively, and $2.6 and $8.1 for the quarter and nine months ended June 30, 2014, respectively, associated with certain information technology and related activities, which are included in SG&A. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014 associated with obsolescence charges related to our restructuring were included in Cost of products sold.

For the quarter and nine months ended June 30, 2015, general corporate and other expenses, including integration and other realignment charges, were $27.9 and $90.1 as compared to $33.3 and $107.0 for the same quarter and nine months in the prior fiscal year, respectively. The decrease for both the quarter and nine months ended June 30, 2015, was primarily due to lower compensation and pension costs.

For the nine months ended June 30, 2015, we recorded a charge of $144.5 as a result of deconsolidating our Venezuelan subsidiaries, which had no accompanying tax benefit. The Venezuela deconsolidation charge was reported as a separate line item. See Note 5 to the Condensed Financial Statements.

On July 1, 2015, we separated the Personal Care and Household Products divisions into two independent, publicly traded companies.  As a result, we have incurred incremental costs to evaluate, plan and execute the Separation.  For the quarter and nine months ended June 30, 2015, $92.5 and $180.9 of pre-tax charges were recorded in SG&A, respectively, and $3.4 and $4.1 of pre-tax charges for the quarter and nine months ended June 30, 2015 were recorded in Cost of products sold, respectively. Additionally, we recorded $18.6 and $66.9, respectively, in pre-tax Spin restructuring charges, primarily related to severance costs and asset write-offs, for the quarter and nine months ended June 30, 2015. The Spin restructuring charges were reported as a separate line item. See Note 1 and Note 4 to the Condensed Financial Statements.

For the quarter and nine months ended June 30, 2015, we recorded pre-tax expense of $22.3 and $28.7, respectively, related to our 2013 restructuring, as compared to pre-tax expense of $28.0 and $75.1 for the prior year quarter and nine months, respectively. The 2013 restructuring charges were reported as a separate line item. Pre-tax costs of $0.2 and $0.5, respectively, for the quarter and nine months ended June 30, 2015, and $2.6 and $8.1, respectively, for the quarter and nine months ended June 30, 2014, associated with certain information technology enablement activities related to our restructuring initiatives were included in SG&A. Additionally, pre-tax costs of $1.1 for the quarter and nine months ended June 30, 2015 and $0.4 for the nine months ended June 30, 2014 associated with obsolescence charges related to our restructuring were included in Cost of products sold. See Note 4 to the Condensed Financial Statements.

For the quarter and nine months ended June 30, 2015, we recorded pre-tax expense of $21.9 related to our decision to exit the industrial blade product line. The Industrial exit charges were reported as a separate line item.

In connection with the feminine care brands acquisition, we recorded pre-tax acquisition and integration costs of $1.5 and $7.4, respectively, for the quarter and nine months ended June 30, 2014. These amounts were not reflected in the Personal Care segment, but rather were presented on a separate line item below segment profit. Such presentation reflects management's view on how segment results are evaluated.

For the nine months ended June 30, 2014, we recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the closing date, less the sum of (1) costs of disposal and (2) a reasonable profit allowance for the selling effort of the acquiring entity. For the quarter and nine months ended June 30, 2014, we recorded $8.0 within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care acquisition. These amounts are not reflected in the Personal Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management's view on how segment results were evaluated.

Liquidity and Capital Resources

At June 30, 2015, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. Our intention is to reinvest earnings of our foreign subsidiaries indefinitely as the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. We are in the process of evaluating our worldwide cash balances and finalizing the allocation to the two independent companies.  Under the Separation and Distribution Agreement entered into with New Energizer, the Company has agreed to transfer cash of at least $300.0 to New Energizer, subject to increase or decrease based on foreign currency fluctuations and other adjustments agreed upon by both companies.  Our current estimates indicate that the amount allocated to New Energizer will be in excess of $300.0.  In addition, as part of the Separation we will likely have periodic cash settlements with New Energizer for working capital, tax matters and employee benefits of which the amount, timing and direction are not known at this time.

The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.

Our total borrowings were $2,535.0 at June 30, 2015, including $836.0 tied to variable interest rates. As of June 30, 2015, we maintained total committed debt facilities of $3,265.3.

At September 30, 2014, Notes payable included outstanding advances of $133.5 under the Company's $150.0 receivables securitization program, which was terminated in May 2015 (as discussed below). These advances were not considered debt for purposes of our debt compliance covenants.

We had outstanding international borrowings, recorded within Notes payable, of $23.0 and $21.0 as of June 30, 2015 and September 30, 2014, respectively.

Separation Related Debt Transactions

Receivables Securitization Program. On May 6, 2015, we entered into a payoff and termination agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. as administrative agent. We borrowed $129.1 from the Prior Revolving Facility (as defined below) to terminate the receivables securitization program.

Bridge Facility. On April 29, 2015, we entered into a 364-day Term Loan Credit Agreement to borrow up to $1,000.0 under a senior unsecured loan facility (the "Bridge Facility"). In connection with entering into the Bridge Facility, we issued an irrevocable notice of prepayment to the holders of our Private Placement Notes (as defined below) in the outstanding principal amount of $820.0. On May 29, 2015, we borrowed $1,000.0 under the Bridge Facility. Approximately $890.5 was used to prepay our Private Placement Notes (including make-whole and accrued interest, as discussed below), with the balance used to pay down borrowings under the Prior Revolving Facility (as defined below).

On June 30, 2015, we terminated our Bridge Facility, repaying the $1,000.0 of loans outstanding, together with accrued interest, using cash proceeds received from New Energizer (see discussion of New Energizer Borrowings below) in connection with the Separation, and from cash on hand. No early termination penalties were incurred in connection with the termination of the Bridge Facility.

Private Placement Notes. On May 29, 2015, we completed the prepayment of our (i) $150.0 5.23% Senior Notes, Series 2005-D, (ii) $140.0 6.24% Senior Notes, Series 2006-D, (iii) $70.0 6.36% Senior Notes, Series 2007-E, (iv) $150.0 6.48% Senior Notes, Series 2007-F and (v) $310.0 6.55% Senior Notes, Series 2007-G (collectively, the "Private Placement Notes"), using funds borrowed from the Bridge Facility. The prepayment amount included make-whole payments of $61.4 and accrued interest of $9.1.

Replacement of Credit Facility. On June 1, 2015, we entered into a five-year senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Citibank, N.A., as co-syndication agents, to borrow up to $600.0 under a senior unsecured revolving loan (the "Revolving Facility"). The Revolving Facility will be used for general corporate purposes, including refinancing existing indebtedness and paying transaction fees and expenses in connection with the Separation. The Revolving Facility includes a $25.0 sublimit for the issuance of letters of credit and a $10.0 sublimit for swingline loans, both on customary terms.

On June 30, 2015, we terminated our existing revolving credit facility (the "Prior Revolving Facility"). Obligations outstanding under the Prior Revolving Facility at that date were repaid with advances from the Revolving Facility. No early termination penalties were incurred in connection with the termination of the Prior Revolving Facility.

As of June 30, 2015, we had outstanding borrowings of $145.0 under the Revolving Facility, recorded in Long-term debt, and $2.6 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $452.4 remains available as of June 30, 2015.

Netherlands Credit Facility. On June 12, 2015, we entered into a credit agreement with Edgewell Personal Care Netherlands, B.V. ("Edgewell Netherlands"), our wholly-owned subsidiary, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and as lender, pursuant to which Edgewell Netherlands may borrow up to €270.0 under a senior unsecured revolving loan (the "Netherlands Credit Facility"). As of June 30, 2015, we had outstanding borrowings of €241.3 (approximately $269.0) under the Netherlands Credit Facility, recorded in Long-term debt.

New Energizer Borrowings

Revolving Facility and Term Loan. On June 1, 2015, New Energizer entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions, which provides for a five-year $250.0 senior secured revolving credit facility (the "New Energizer Revolving Facility") and a seven-year $400.0 senior secured term loan B facility (the "New Energizer Term Loan").

As of June 30, 2015, we did not have outstanding borrowings under the New Energizer Revolving Facility, and had $11.3 of outstanding letters of credit. Taking into account outstanding letters of credit, $238.7 remains available as of June 30, 2015.

Senior Notes. On June 1, 2015, New Energizer completed the issuance and sale of $600.0 5.50% Senior Notes due 2025 (the "New Energizer Senior Notes").

New Energizer expects that the New Energizer Revolving Facility will be used for working capital and for general corporate purposes. The proceeds of the New Energizer Term Loan and the New Energizer Senior Notes were transferred to us in connection with the contribution of certain assets to New Energizer immediately prior to the completion of the Separation, and used to repay borrowings under the Bridge Facility.

Debt Covenants

The credit agreements governing our and New Energizer's debt contain certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants and provisions relating to events of default. If we fail to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross defaults on our other borrowings.

As of June 30, 2015 we were in compliance, in all material respects, with the provisions and covenants associated with these debt agreements.

For further information on Separation related debt transactions, see Note 11 to the Condensed Financial Statements.

Operating Activities

Cash flow from operating activities was an inflow of $23.7 for the nine months ended June 30, 2015 as compared to an inflow of $378.7 for the same period of the prior year. This change was largely driven by lower net earnings as a result of cash expenditures related to the Separation and related debt restructuring and other restructuring costs incurred in the current year as well as changes in working capital. The change in working capital was largely driven by an increase in income taxes receivable of $67.4, an increase in accounts receivable of $49.4 and higher inventory of $46.9 as a result of temporary inventory builds ahead of new product launches and changes in the manufacturing footprint.

In the second quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in Venezuelan operations using the cost method of accounting. As a result of the deconsolidation, we recorded a charge of $144.5 in the second quarter of 2015, which had no accompanying tax benefit. Our Venezuelan operations' cash balance is no longer reported in Cash and cash equivalents on our Consolidated Balance Sheet. Effective April 1, 2015, our financial results do not include the operating results of our Venezuelan operations. Instead, we record revenue for sales of inventory to our Venezuelan operations in our consolidated financial statements to the extent cash is received. Further, dividends from our Venezuelan subsidiaries are recorded as other income upon receipt of the cash.

Investing Activities

Net cash used by investing activities was $150.1 during the first nine months of 2015 as compared to $233.5 used in the first nine months of the prior year.  A primary driver of the decrease in cash used was the $185.3 of cash used to fund the feminine care brand acquisition in the prior year. In addition, approximately $14.3 of proceeds received from the sale of our Asia battery packaging facility and a $13.9 change in restricted cash contributed to less cash used for investing activities during the current period as compared to the prior year.

Capital expenditures were $72.4 for the nine months ended June 30, 2015 as compared to $55.0 over the same period last year. Full year capital expenditures for normal operations are estimated to be approximately $90 to $100. These estimates do not include expenditures related to the Separation. We expect these expenditures will be financed with cash flow from operations. This estimate excludes any costs that will be recorded by New Energizer post-Spin.

Financing Activities

Cash flow from financing activities was impacted by various debt transactions related to the Separation. Net cash from financing activities was $148.9 in the current year as compared to cash used by financing activities of $61.2 in the prior year. The increase in cash from financing activities was driven by long-term borrowings of $2,414.0, primarily consisting of (1) the $1,000.00 Bridge Facility, (2) $600.0 New Energizer Senior Notes, (3) $400.0 New Energizer Term Loan, (4) $269.0 Netherlands Credit Facility and (5) $145.0 Revolving Facility, as well as no share repurchases during the first nine months of 2015. Partially offsetting the increase in cash from financing activities was our repayment of (1) the $1,000.0 Bridge Facility, (2) $900.0 of long-term borrowings primarily related to the Private Placement Notes and (3) $270.5 of short-term borrowings. Dividend payments of $93.2 this year were consistent with the prior period.

The effect of exchange rate on cash was a reduction of $61.4 in the current year as compared to an increase of $6.4 in the prior year quarter. This change was primarily the result of exchange impacts as a result of the strengthening of the U.S. dollar in relation to many foreign currencies, including the Euro.

Dividends

On November 3, 2014, the Board declared a dividend for the first quarter of fiscal 2015 of $0.50 per share of common stock, which was paid on December 16, 2014. The dividend paid totaled $31.1.

On January 26, 2015, the Board declared a dividend for the second quarter of fiscal 2015 of $0.50 per share of common stock, which was paid on March 18, 2015. The dividend paid totaled $31.1.

On April 27, 2015, the Board declared a dividend for the third quarter of fiscal 2015 of $0.50 per share of common stock, which was paid on June 10, 2015. The dividend paid totaled $31.1.

Shareholder Rights Agreement

On May 21, 2015, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of our common stock. The Rights were issued on June 1, 2015 to the shareholders of record on such date, and accompanied each new share of common stock issued between that date and the date of the Separation. Each Right allows the holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock (a "Preferred Share") for $450 once the Rights become exercisable, which will give the shareholder approximately the same dividend, voting and liquidation rights as would one share of our common stock. Holders of Preferred Shares do not have any dividend, voting or liquidation rights prior to exercise. The Rights, which are scheduled to expire December 31, 2015, will not be exercisable until ten days after the public announcement that a person or group has become an "Acquiring Person" by obtaining beneficial ownership of 10% or more of our outstanding common stock. The Rights Agreement and the Rights are discussed further in our Current Report on Form 8-K dated May 26, 2015.

Subsequent Events

On July 1, 2015, we distributed 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. For further information on the Separation, see Note 1 to the Condensed Financial Statements.

Share Repurchases

During the nine months ended June 30, 2015, we did not repurchase any shares of our common stock, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. We have approximately ten million shares remaining under a May 2015 Board authorization to repurchase our common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Contractual Obligations

A summary of our significant contractual obligations at June 30, 2015 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities (1)	$2,514.0	$4.0	$277.0	$153.0	$2,080.0
Interest on long-term debt	778.2	102.9	206.1	199.9	269.3
Notes payable	23.0	23.0	—	—	—
Minimum pension funding (2)	22.2	11.7	7.9	2.6	—
Operating leases	129.3	28.9	41.1	29.4	29.9
Purchase obligations and other (3) (4) (5)	139.9	70.1	36.9	14.3	18.6
Total	$3,606.6	$240.6	$569.0	$399.2	$2,397.8

(1)	Included in the table above are maturities of $1,000 related to New Energizer borrowings, which were distributed with the other assets and liabilities of New Energizer with the Separation.

(2)
Globally, our total pension contributions in the next twelve months are estimated to be approximately $12. The U.S. pension plans constitute over 75% of the total benefit obligations and plan assets for our pension plans. The estimates beyond 2015 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal year 2019 are not currently determinable.

(3)
We have estimated approximately $9 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of June 30, 2015, our Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $50. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

(4)	Included in the table above are approximately $59 of fixed costs related to third party logistics contracts.

(5)
Included in the table above are approximately $28 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 restructuring. This is not inclusive of severance and related benefit costs associated with the Spin restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms and are non-routine in nature. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of June 30, 2015, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these arrangements have been excluded from the table above.

Market Risk

Currency Rate Exposure

We have affiliates located in certain developing markets, which may be susceptible to greater volatility of inflation and currency exchange rates, as well as government pricing and import controls. While these affiliates are not considered material in relation to the consolidated company as a whole, there could be negative impacts to operating results in certain markets, if inflationary pressures, exchange volatility and government controls negatively impact our ability to operate effectively and profitably.

Derivatives Designated as Cash Flow Hedging Relationships

A significant share of our sales are tied to currencies other than the U.S. dollar, our reporting currency.  As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings.  Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which we are exposed include the Euro, the Japanese Yen, the British Pound, the Canadian Dollar and the Australian Dollar. For further information on our derivatives designated as cash flow hedging relationships, see Note 13 to the Condensed Financial Statements.

Derivatives Not Designated as Cash Flow Hedging Relationships

Our foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary's local currency results in an exchange gain or loss recorded in Other financing items, net. The primary currency to which our foreign subsidiaries are exposed is the U.S. dollar. For further information on our derivatives not designated as cash flow hedging relationships, see Note 13 to the Condensed Financial Statements.

Commodity Price Exposure

We use raw materials that are subject to price volatility. At times, we have used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At June 30, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure

We have interest rate risk with respect to interest expense on variable rate debt. At June 30, 2015, we had $836.0 of variable rate debt outstanding, which was primarily outstanding borrowings under the New Energizer Term Loan, the Netherlands Credit Facility and the Revolving Facility.

Stock Price Exposure

We held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed, to mitigate the impact of changes in certain of our deferred compensation liabilities, which are tied to our common stock price. The fair market value of the share option was $5.6, which was included in other current assets at September 30, 2014 and settled in November 2014 for $6.1. The change in estimated fair value of the total share option for the nine months ended June 30, 2015 resulted in income of $0.5, and income of $6.6 and $11.8, respectively, for the quarter and nine months ended June 30, 2014, and was recorded in SG&A. Period activity related to the share option is classified in the same category in the cash flow statements as the period activity associated with our deferred compensation liability, which was cash flow from operations.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance of the achievement of these objectives. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1 - Legal Proceedings

We, and our affiliates, are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we believe that our liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to our financial position, results of operations, or cash flows, taking into account established accruals for estimated liabilities.

Item 1A - Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The risk factor described below is in addition to those risk factors.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2015	186	$140.07	—	5,019,739
May 1 to 31, 2015	1,206	$140.43	—	10,000,000
June 1 to 30, 2015	—	$—	—	10,000,000

(1)	1,392 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)
On May 21, 2015 the Board of Directors approved a new share repurchase authorization for the repurchase of up to ten million shares, which replaced a prior authorization under which approximately five million shares remained available for purchase. The Company did not repurchase any shares of the Company's common stock during the quarter ended June 30, 2015, other than a small number of shares related to the net settlement of certain stock awards for tax withholding purposes. The Company has ten million shares remaining on the above noted Board authorization to repurchase its common stock in the future.

Item 6 - Exhibits

See the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Sandra J. Sheldon
Sandra J. Sheldon
Chief Financial Officer
(principal financial officer)

Date:	August 10, 2015

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1**
Separation and Distribution Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.2**
Tax Matters Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.3**
Employee Matters Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.4**
Transition Services Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.5**
Contribution Agreement by and between the Company and Energizer Holdings, Inc. dated June 30, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.3	Amended and Restated Bylaws of the Company effective June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 27, 2015).

4.1
Rights Agreement, dated as of May 21, 2015, between the Company and Continental Stock Transfer and Trust Company, as rights agent, which includes the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 27, 2015).

10.1
Term Loan Credit Agreement dated as of April 29, 2015 by and among the Company, as borrower, Citibank, N.A., as administrative agent, and Bank of America, N.A., the Bank of Tokyo Mitsubishi UFJ, Ltd., and JPMorgan Chase Bank, N.A., as Co-syndication Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2015.

10.2
Amendment No. 2, dated May 14, 2015, to Amended and Restated Revolving Credit Agreement, dated as of May 6, 2011, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the various lenders who are a party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2015).

10.3
Credit Agreement, dated June 1, 2015, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Citibank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 1, 2015).

10.4
Credit Agreement by and among Edgewell Personal Care Netherlands B.V., as borrower, the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 15, 2015).

10.5
Trademark License Agreement by and between the Company and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 29, 2015).

10.6
Trademark License Agreement by and between the Company and Wilkinson Sword Gmbh, as licensors, and Energizer Holdings, Inc. dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 29, 2015).

10.7	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.8	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.9	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.10	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.11	Form of Change of Control Agreement with Ms. Sheldon and Ms. Dreyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).
10.12*	Amendment to the Company's Executive Savings Investment Plan, effective July 1, 2015.

10.13*	Second Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015.

10.14*	Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015.

31.1*
Certification of periodic financial report by the Chief Executive Officer of Edgewell Personal Care Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of periodic financial report by the Chief Financial Officer of Edgewell Personal Care Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Edgewell Personal Care Company.

32.2*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Edgewell Personal Care Company.

101
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Statements of Earnings and Comprehensive (Loss) Income (Condensed), (ii) the Unaudited Consolidated Balance Sheets (Condensed), (iii) the Unaudited Consolidated Statements of Cash Flows (Condensed), and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

*       Filed herewith.

**	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.