Form 10-K
period 2015-09-30
EDGEWELL PERSONAL CARE Co
filed 2015-11-30
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______________ to _______________
Commission File Number: 001-15401
EDGEWELL PERSONAL CARE COMPANY
(Exact name of registrant as specified in its charter)

Missouri	43-1863181
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1350 Timberlake Manor Parkway
Chesterfield, Missouri 63017
(Address of principal executive offices) (Zip Code)

(314) 594-1900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☒ No: ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes: ☐ No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2015, the last day of the registrant's most recently completed second fiscal quarter, was $8,585,148,655.

The number of shares of the registrant's common stock outstanding as of November 19, 2015 was 60,033,028.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2015, are incorporated by reference into Part III of this report.

EDGEWELL PERSONAL CARE COMPANY

Presentation of Information
Unless the context requires otherwise, references to "Edgewell Personal Care Company," "Edgewell," "we," "us," "our" and "the Company" refer to Edgewell Personal Care Company, formerly known as Energizer Holdings, Inc., and its consolidated subsidiaries. References to "Energizer Holdings, Inc.," "Energizer" and "New Energizer" refer to our former Household Products business, which became a separate, publicly-traded company on July 1, 2015, at which time it assumed the name Energizer Holdings, Inc. References in this Annual Report on Form 10-K to the "Separation" or the "Spin" refer to the legal separation and transfer of our Household Products business to Energizer Holdings, Inc. through a dividend distribution to Edgewell shareholders on July 1, 2015.

Trademarks and Trade Names
We own or have rights to use trademarks and trade names that we use in conjunction with the operation of our business, which appear throughout this Annual Report on Form 10-K. Solely for convenience, we only use the ™ or ® symbols the first time any trademark or trade name is mentioned. This Annual Report on Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the "Risk Factors" section of this document. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Retail sales for purposes of market size, market position and market share information are based on retail sales in United States dollars.

Forward-Looking Statements
This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•
We are subject to risks related to our international operations, such as global economic conditions, currency fluctuations and our changing international go-to-market strategy, that could adversely affect our results of operations;

•	We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially adversely affect our business;

•	Our manufacturing facilities, supply channels or other business operations may be subject to disruption from events beyond our control;

•	Our access to capital markets and borrowing capacity could be limited;

•	If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively;

•	We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business;

•	We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve our estimated cost savings;

•	Loss of any of our principal customers and emergence of new sales channels could significantly decrease our sales and profitability;

•	We may not be able to attract, retain and develop key personnel;

•	We may experience losses or be subject to increased funding and expenses related to our pension plans;

•	We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits;

•	Our Wet Shave segment's men's shaving systems category has faced relatively flat to declining sales;

•
Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals;

•	A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business;

•	The resolution of our tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations;

•	If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations;

•	Potential liabilities in connection with the Separation may arise under fraudulent conveyance and transfer laws and legal capital requirements.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but not exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K.

PART I

Item 1. Business.
Overview
Edgewell Personal Care Company, formerly known as Energizer Holdings, Inc., and its subsidiaries, is one of the world's largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. We have a portfolio of over 25 brands and a broad global footprint in more than 50 countries. Prior to the separation of our Household Products business on July 1, 2015 (the "Separation"), we were also one of the world's largest manufacturers and marketers of batteries and portable lighting.
On July 1, 2015, we completed the Separation of our Household Products business into a separate publicly-traded company. We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. ("New Energizer") and began trading under the symbol "ENR" on the New York Stock Exchange ("NYSE"). Shareholders of record received one share of New Energizer for each share held of the historical combined company as of the close of business on June 16, 2015, the record date of the distribution. We distributed a total of 62.2 million shares of New Energizer common stock. Edgewell retained the Personal Care business and now trades on the NYSE under the symbol "EPC." Following the Separation, we do not beneficially own any shares of New Energizer.

History and Development
We were incorporated in the state of Missouri on September 23, 1999 and, prior to April 2000, were a wholly-owned subsidiary of Ralston Purina Company. On April 1, 2000, all of the outstanding shares of our common stock were distributed to shareholders of Ralston Purina Company and we became an independent publicly-owned company. During the years that followed, we implemented a strategy of acquiring several personal care brands, which created the foundation for the company we are today.
In 2003, we completed the acquisition of the Schick-Wilkinson Sword business ("SWS") from Pfizer, Inc., which was the second largest manufacturer and marketer of men's and women's wet shave products in the world. Our portfolio of wet shave products include: Hydro® and Quattro® men's shaving systems and Hydro Silk®, Quattro for Women®, Intuition® and Silk Effects® Plus women's shaving systems, as well as the Hydro, Quattro, Xtreme 3®, Slim Twin®, Slim Triple® and Extra3® disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.
In 2007, we acquired Playtex Products, Inc. ("Playtex"), expanding our branded consumer products portfolio. Playtex was a leading manufacturer and marketer of well-recognized brands such as Playtex® feminine care products, Playtex infant care products, Diaper Genie® diaper disposal systems, Wet Ones® pre-moistened wipes, Banana Boat® and Hawaiian Tropic® sun care products and Playtex household gloves.
In 2009, we completed the acquisition of the Edge® and Skintimate® shave preparation brands from S.C. Johnson & Son, Inc., adding United States ("U.S.") market leading shave preparation brands to our existing wet shave product portfolio. In 2010, we completed the acquisition of American Safety Razor, LLC ("ASR"), a leading global manufacturer of private label and value wet shaving razors and blades and specialty blades. ASR was founded in 1875.
Strengthening the company's feminine care product portfolio, in 2013, we acquired the Stayfree® pad, Carefree® liner and o.b.® tampon feminine hygiene brands in the U.S., Canada and the Caribbean from Johnson & Johnson.
As noted previously, on July 1, 2015, we completed the separation of our Household Products business into a separate publicly-traded company. In connection with the Separation, we changed our name to Edgewell Personal Care Company on June 30, 2015.

Our Business Segments and Product Strategies
We manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Prior to the Separation, our business was managed in two reportable segments, Personal Care and Household Products. Prior periods have been recast to reflect our current segment reporting. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and other items that are not representative of management's view on how segment performance is evaluated. Information regarding the product portfolios of these segments is included within the following discussion. Financial information regarding each of our reportable segments, as well as other geographical information, is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 of Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Wet Shave
Wet shave products are sold under the Schick®, Wilkinson Sword®, Edge, Skintimate and Personna® brand names. We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. While we market our wet shave products throughout the world, our primary markets are the U.S., Canada, Japan, Germany, France and the United Kingdom. We believe we hold the #2 global market share position in wet shaving. The category is extremely competitive with manufacturers vying for consumer loyalty and retail shelf space.
We have gained recognition for our innovation designed to improve the shaving experience, including the introduction of our Schick Hydro men's shaving system in 2010. This system incorporated new technologies, including innovative skin protectors that act to smooth skin between blade tips and an advanced hydrating gel reservoir that lubricates throughout the shaving process. Schick Hydro is available in three- and five-blade models. Following the launch of Schick Hydro, we have introduced additional innovative products under the Hydro franchise, such as Schick Hydro Silk for women, including the Hydro Silk TrimStyle® razor introduced in 2015, the only 2-in-1 razor and trimmer, the Schick Hydro Power Select™, Schick Hydro 5 Groomer, and Schick Hydro men's and women's disposable razors. We intend to continue to develop and expand the Hydro brand.
In the U.S., Canada and Japan, we also sell market-leading shave preparation products, including shaving gels and creams under the Edge, Skintimate and Shave Guard brands.
We also manufacture, distribute and sell a complete line of private label and value-priced wet shaving disposable razors, shaving systems and replacement blades. These wet shave products are sold primarily under a retailer's store name or under value brand names such as Personna.
Our Wet Shave segment represented 60%, 61% and 66% of our net sales during fiscal 2015, 2014 and 2013, respectively. Our razors and blades represented 53%, 54% and 58% of our net sales during fiscal 2015, 2014 and 2013, respectively.

Sun and Skin Care
Sun and Skin Care products are sold under the Banana Boat, Hawaiian Tropic, Wet Ones and Playtex brand names. We market sun care products under the Banana Boat and Hawaiian Tropic brands and believe these brands, on a combined basis, hold a leading market share position in the U.S. sun care category. We compete across the full spectrum of sun care categories: general protection, sport, kids, baby, tanning and after sun. Outside the U.S., we believe we are also the leading sun care manufacturer in Australia and Mexico. We expect to continue to drive our worldwide business through innovation, increased distribution and geographic expansion. We also offer Wet Ones, the leader in the U.S. portable hand wipes category, and Playtex household gloves, the branded household glove leader in the U.S.
Our Sun and Skin Care segment represented 17%, 16% and 18% of our net sales during fiscal 2015, 2014 and 2013, respectively. Our sun care products represented 13%, 13% and 14% of our net sales during fiscal 2015, 2014 and 2013, respectively.

Feminine Care
In Feminine Care, we market products under the Playtex, Stayfree, Carefree and o.b. brands. We offer tampons under the Playtex Gentle Glide® 360°™, Playtex Sport® and o.b. brands. We also market pads, liners and tampons under the Playtex, Stayfree and Carefree brands. We believe we are one of the top three manufacturers of feminine care products in North America, with unique, competitive product technologies and well-known brands that address complementary consumer needs. We intend to continue to invest in the Carefree and Playtex Sport brands in the future.
Our Feminine Care segment represented 16%, 15% and 7% of our net sales during fiscal 2015, 2014 and 2013, respectively.

All Other
Our All Other segment includes infant care, pet care and miscellaneous other products. In the infant care category, we market a broad range of products including bottles, cups, and mealtime products under the Playtex brand name. We also offer a line of pacifiers, including the OrthoPro® and Binky® pacifiers. We believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. The refill liners seal diapers in an odor-proof plastic film. We also market Litter Genie®, a waste disposal solution for cat owners originating from our Diaper Genie technology. The industrial blades business sold on September 1, 2015 was also included within our All Other segment.
Our All Other segment represented 7%, 8% and 9% of our net sales during fiscal 2015, 2014 and 2013, respectively.

Competition
The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perception, product performance, customer service and price.
The global shaving products category is comprised of wet shave blades and razors, electric shavers and shave preparations (gels, lotions and creams). The wet shave segment of that business is further segmented between razor systems and disposable products. This category is characterized by high margins, significant barriers to entry and international growth opportunities. Geographically, North America, Western Europe, Australia and Japan represent relatively developed and stable markets. With our established product lines and global presence, we believe we are able to compete effectively in this market. Our principal competitors in the global wet shave business are The Procter & Gamble Company, which owns the Gillette® brand and is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment. We also compete with direct sell online competitors such as Dollar Shave Club and Harry's. We estimate that, collectively, the Gillette brand and our Schick-Wilkinson Sword business represent 80% of the global wet shave market.
The markets for sun and skin care, feminine care and other personal care products are also highly competitive, characterized by frequent introduction of new products, accompanied by major advertising and promotional programs. Our competitors in these markets consist of a large number of domestic and foreign companies, including The Procter & Gamble Company and Kimberly-Clark Corp. in feminine care, Bayer AG and Johnson & Johnson in sun and skin care, and a variety of competitors in the fragmented infant care market.
The market for sun care products is also characterized by global growth, and is impacted by trends in skin care. With our balanced sun care portfolio, depth of sun care expertise and global presence, we believe we compete effectively and have doubled our international sun care business since acquiring the Banana Boat and Hawaiian Tropic brands in 2008. We intend to continue to compete by driving innovation, building differentiated equity and focusing on in-store visibility.
With our fiscal 2014 acquisition of the Stayfree, Carefree and o.b. brands, we have expanded our presence within the feminine care product category and have become one of the top three manufacturers in North America. We compete by having a portfolio of well-known brands that address complementary consumer needs.

Sales and Distribution
Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and the larger countries of Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses. To compete more effectively in smaller markets, we have increased our use of third-party distributors and wholesalers and decreased or eliminated our business operations in certain countries. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, military stores and e-commerce.
Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, ("Wal-Mart") as a group, accounted for more than 10% of our consolidated annual sales. Wal-Mart accounted for approximately 24.0% of net sales from continuing operations in fiscal 2015. No other customer accounted for more than 10.0% of our consolidated net sales. Purchases by Wal-Mart included products from all of our segments. Additionally, Target Corporation represented 11.3%, 11.9% and 12.3% of net sales for our Sun and Skin Care, Feminine Care and All Other segments, respectively, for fiscal 2015.
Generally, orders are shipped within a month of their order date. Because of the short period of time between order and shipment dates, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.
Government contracts do not represent a material portion of our net sales.

Seasonality
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Within our Wet Shave segment, sales of women's products are moderately seasonal, with increased consumer demand in the spring and summer months.

Sources and Availability of Raw Materials
The principal raw materials used in our wet shave products include steel, various plastic resins, synthetic rubber resins, soap based lubricants and various packaging materials, and for our Playtex product lines include certain naturally derived fibers, resin-based plastics and certain chemicals. These raw materials are sourced on a regional or global basis, as applicable. The prices and availability of these raw materials have fluctuated over time. While we believe that adequate supplies of the raw materials required for our operations are available at the present time, we cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, we have not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in purchasing raw materials in the commodity markets.

Patents, Technology and Trademarks
We own a number of U.S., Canadian and foreign trademarks, which we consider of substantial importance and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Schick, Schick Hydro, Schick Hydro Silk, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Protector™, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Binky, Diaper Genie, Litter Genie, Drop-Ins®, Flexfit®, Gentle Glide, 360°, Play On®, HandSaver®, Twist 'N Click®, Sport, Sport Level Protection®, VentAire®, Wet Ones, Stayfree, Carefree and o.b. As a result of the Playtex acquisition, we also own royalty-free licenses in perpetuity to the Playtex and Living® trademarks in the U.S., Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel-related products.
Our ability to compete effectively in the wet shave, sun and skin care, feminine care and other personal care categories depends, in part, on our ability to maintain the proprietary nature of technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing agreements. We own or license from third parties a considerable number of patents, patent applications and other technology, which we believe are significant to our business. These relate primarily to shaving product improvements and additional features, plastic applicators for tampons, baby bottles and nipples, disposable liners and plastic holders for the nurser systems, children's drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, breast pump products and improvements, and manufacturing processes.

As of September 30, 2015, we owned, either directly or beneficially, approximately 1,041 unexpired U.S. patents, which have a range of expiration dates from October 2015 to December 2034, and we had approximately 134 U.S. patent applications pending. We routinely prepare additional patent applications for filing in the U.S., as well as actively pursuing foreign patent protection in various foreign countries. As of September 30, 2015, we owned, either directly or beneficially, approximately 2,334 foreign patents having a range of expiration dates from October 2015 to March 2035, and we had approximately 292 patent applications pending in foreign countries.
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

Governmental Regulation and Environmental Matters
Our operations are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and environment.
Contamination has been identified at certain of our current and former facilities, as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the U.S. Environmental Protection Agency ("EPA"), state agencies and private parties seeking contribution, that we have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to a number of federal "Superfund" sites. We may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations, as well as any of our own properties.
The amount of our ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. As such, it is possible that new regulations may increase the risk and expense of doing business in such countries.
Certain of our products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration ("FDA").

Employees
As of September 30, 2015, we employed approximately 6,000 employees, approximately 2,300 of whom are based in the U.S. Certain of these employees are represented by unions or work councils. We believe that we generally have a good relationship with our employees, and with the unions and work councils that represent certain employees.

Executive Officers
Set forth below are the names, ages as of December 31, 2015, and current positions of our executive officers.

Name	Age	Title
Ward M. Klein	60	Executive Chairman of the Board
David P. Hatfield	55	President and Chief Executive Officer
Sandra J. Sheldon	53	Chief Financial Officer
Anthony J. Bender	57	Chief Information Officer and Vice President of Global Business Services
Peter J. Conrad	55	Chief Administrative Officer
Elizabeth E. Dreyer	53	Vice President, Controller and Chief Accounting Officer
Wilbur A. Robertson	59	Chief Marketing Officer
Manish R. Shanbhag	45	Chief Legal Officer, Chief Compliance Officer and Secretary
David S. VerNooy	55	Vice President, Global Operations and Research, Development and Engineering

Set forth below is a brief description of the position and business experience of each of our executive officers.
Ward M. Klein has served as our Executive Chairman since July 1, 2015. Mr. Klein served as Chief Executive Officer of the Company from 2005 until July 1, 2015. Prior to that time, he served as President and Chief Operating Officer from 2004 to 2005, as President, International from 2002 to 2004 and as Vice President, Asia Pacific and Latin America from 2000 to 2002. Mr. Klein has over 25 years of service with Edgewell, in international as well as domestic leadership positions, and has obtained extensive knowledge of our business operations and industry dynamics. Mr. Klein also serves as lead independent director for Caleres Inc. (formerly Brown Shoe Company, Inc.), and was formerly a director of AmerUs Group Co., formerly chairman of the Board of Directors of the Federal Reserve Bank of St. Louis and formerly President of Civic Progress, St. Louis.
David P. Hatfield has been our President and Chief Executive Officer since July 1, 2015. From October 2007 to July 1, 2015, he served as President and Chief Executive Officer of the Energizer Personal Care division commencing upon our acquisition of Playtex in October 2007. In 2007, Mr. Hatfield was named President and Chief Executive Officer of Schick-Wilkinson Sword. From 2004 to 2007, he served as our Executive Vice President and Chief Marketing Officer. Prior to 2004, he held various other positions within the Company since joining Ralston Purina Company in 1986.
Sandra J. Sheldon has served as Chief Financial Officer since July 1, 2015. Previously Ms. Sheldon had been the Vice President of Financial Reporting and Analysis since 2012. Prior to that she served as the Vice President of Finance for Schick-Wilkinson Sword and Energizer Personal Care from 2006 to 2012. Ms. Sheldon joined Ralston Purina in 1986 and began her career at PricewaterhouseCoopers.
Anthony J. Bender has served as Chief Information Officer and Vice President of Global Business Services since joining the company in 2012. Prior to this, Mr. Bender served as the Vice President, IT at Unilever, Vice President and Chief Information Officer at Alberto Culver Company, Senior Vice President and Chief Information Officer at The Relizon Company, and various other senior leadership positions.
Peter J. Conrad has served as Chief Administrative Officer since July 1, 2015. Prior to this, Mr. Conrad served as our Vice President, Human Resources since 2000. Mr. Conrad joined Eveready Battery Company, Inc. in 1997 and served as Vice President, Human Resources from 1997 to 2000. He had previously served as Vice President, Human Resources for Protein Technologies International, Inc., a former subsidiary of Ralston Purina Company, from 1995 to 1997.
Elizabeth E. Dreyer has served as Vice President, Controller and Chief Accounting Officer since July 1, 2015. Ms. Dreyer served in the same position for the Personal Care business prior to the Separation, since January 2015. Prior to joining the Company, Ms. Dreyer was Vice President, Controller and Chief Accounting Officer of Hillenbrand Inc. from 2010 to 2014. She previously held positions as Vice President of Finance with Zimmer Corp., Chief Financial Officer of Createc Corporation, Vice President of Organizational Effectiveness of ADESA and Manager of Corporate Accounting and Financial Reporting of Guidant Corporation. Ms. Dreyer began her career with Deloitte and is a Certified Public Accountant.
Wilbur A. Robertson has served as Chief Marketing Officer since July 1, 2015. Mr. Robertson has been a key leader of the Energizer Personal Care business since 2003, serving as its Chief Marketing Officer prior to his current position. In addition to the Company, Mr. Robertson has extensive experience in domestic, international and global assignments with companies including Johnson & Johnson, Schering-Plough Corporation, Warner-Lambert Company, and Pfizer, Inc.
Manish R. Shanbhag has served as Chief Legal Officer, Chief Compliance Officer and Secretary since July 1, 2015. Mr. Shanbhag began working at the Company in 2013 as the Vice President and Deputy General Counsel, Marketing and Regulatory. Prior to 2013, Mr. Shanbhag was general counsel of Honeywell's Life Safety global business unit. Previously, he was with The Gillette Company, where he held various roles within the legal department.
David S. VerNooy has served as Vice President Global Operations and Research, Development and Engineering ("RDE") since July 1, 2015. Prior to this, Mr. VerNooy had been the Energizer Personal Care Vice President of Global Operations and RDE since 2010. Mr. VerNooy joined the Schick Division of Warner Lambert in 1986 as a Senior Project Engineer, and has held various positions since that time, including Vice President of Schick-Wilkinson Sword RDE and Operations and Milford Plant Director. He previously held engineering and manufacturing positions at General Motors Company and Bic Corporation.

Available Information
Our website address is www.edgewell.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). Our reports filed with, or furnished to, the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E. Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings are also available on the SEC's website at www.sec.gov.

Item 1A. Risk Factors.
The following risks and uncertainties could materially adversely affect our business, results of operations, consolidated financial condition and cash flows. We may amend or supplement the risk factors described below from time to time in other reports we file with the SEC.

Risks Related to Our Business
We face risks associated with global economic conditions.
Unfavorable global economic conditions, unemployment levels and uncertainty about future economic prospects could reduce consumer demand for our products as a result of a reduction in discretionary spending or a shift of purchasing patterns to lower-cost options such as private label brands sold by retail chains or price brands, which could drive the market towards lower margin product and force us to reduce prices for our products in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. Worsening economic conditions could harm our sales and profitability. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business plan and strategy.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
The categories in which we operate are mature and highly competitive, both in the U.S. and globally, as a limited number of large manufacturers compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate as well as increasing retailer concentration, our retailer customers, including on-line retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

•
our primary competitor in wet shave and feminine care products, The Procter & Gamble Company, and our other competitors, may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

•	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors may be able to obtain exclusive distribution rights at particular retailers, or favorable in-store placement; and

•
we may lose market share to private label brands sold by retail chains, or to price brands sold by local and regional competitors, which, in each case, are typically sold at lower prices than our products.

Loss of reputation of our leading brands or failure of our marketing plans could have an adverse effect on our business.
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Diaper Genie, Wet Ones, Banana Boat, Hawaiian Tropic, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve, or have a negative impact on, our brands' image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage our brand, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands' reputation and, consequently, our products' sales.

Loss of any of our principal customers and emergence of new sales channels could significantly decrease our sales and profitability.
Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 24.0% of net sales from continuing operations in fiscal 2015. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements. Furthermore, the emergence of new sales channels may affect our customer preferences and market dynamics and could adversely impact our financial results. These new channels include sales of consumer products via e-commerce, as well as the growth of large-format retailers and discounters that exclusively sell private label products which are typically sold at lower prices than our products.

Our Wet Shave segment's men's shaving systems category has faced relatively flat to declining sales.
Our Wet Shave segment is our largest business, representing approximately 60% of our net sales in fiscal year 2015. Men's shaving systems account for approximately one-third of the Wet Shave segment's fiscal year 2015 net sales. Within the U.S. and other developed markets, the men's shaving system category has faced relatively flat to declining sales. The softness in this category exists for a variety of reasons, including extended blade usage (due to improved technology, longevity communication, higher prices and more cost-sensitive consumers), decreased shaving frequency (driven by acceptance of facial hair in the workplace, among other reasons) and declining weekly penetration (as consumers turn to disposable blades and other alternatives). A continuation of these trends could adversely affect our financial condition and results of operation.

We are changing our international go-to-market strategy, which could adversely affect our sales and results of operations.
In connection with the Separation, we decided to revise our go-to-market strategy in a number of international markets. We have shifted a portion of our business towards exclusive and non-exclusive third-party distribution arrangements rather than directly selling product to our retail customers. In our major markets, representing approximately 92% of our sales in fiscal 2015, we continue to maintain local sales operations and legal entities to support the commercial activities in these markets. In the rest of our markets, we have moved to a third-party distribution model or manage through direct exports. All commercial and functional support activities for markets are consolidated into "hubs" (centralized marketing and support centers operating out of 11 major markets) and shared service centers or outsourced to third parties. Our retail customers in those areas who prefer to buy directly from us may reduce or terminate their purchases from us as a result of this new strategy. In addition, we cannot ensure that we will be able to negotiate the most advantageous distribution agreements, or that the third-party distributors will operate under the same standards as we would have or will not take actions that could damage our reputations or brands.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
Our businesses are currently conducted on a worldwide basis, with nearly 42% of our sales in fiscal 2015 arising from outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

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

•	the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations;

•	restrictions on and taxation of international imports and exports;

•	currency fluctuations, including the impact of hyper-inflationary conditions in certain economies, particularly where exchange controls limit or eliminate our ability to convert from local currency;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest, including political or economic instability;

•	legal and regulatory constraints, including tariffs and other trade barriers;

•	difficulty in enforcing contractual and intellectual property rights; and

•
a significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Therefore, although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits.

One or more of these factors could harm our international operations or investments and our operating results.

A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business.
We rely extensively on information technology systems, including some that are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results.
Further, our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. As a result, a cyber-attack could negatively impact our revenues and increase our operating and capital costs. In addition, our employees frequently access our supplier's and customer's systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties. We may also be required to incur additional costs to modify or enhance our systems or in order to try to prevent or remediate any such attacks.

We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve our estimated cost savings.
In November 2012, we announced a company-wide restructuring project. In January 2014, our Board of Directors (the "Board") authorized an expansion of scope of the previously announced project. We have incurred and expect to continue to incur additional significant charges related to the restructuring project, which will reduce our profitability in the periods incurred. If we incur unexpected charges related to the restructuring, or in connection with any potential future restructuring project, our financial condition and results of operations may suffer further.
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
We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and estimated cash flows related to specific intangible assets, as well as potential changes in market valuations for similar assets and market discount rates, may result in an impairment charge, which could have an adverse impact on our operating results.
For example, as a result of the Separation, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across our segments. We determined that the carrying values of our Playtex, Wet Ones and Skintimate brand names were above their fair values, resulting in a non-cash asset impairment charge of $318.2 million during fiscal 2015.

If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.
The wet shave, sun and skin care, feminine care and other personal care industries in which we compete have been notable for the pace of innovations in product life, product design and applied technology, and our success depends on our future innovations. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce the sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact the product success. Our competitors may introduce new or enhanced products that significantly outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products, or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

Our business is subject to increasing regulation in the U.S. and abroad, including environmental laws and regulations, that may expose us to significant liabilities.
The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the FDA, the Consumer Product Safety Commission, the EPA, and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. New or more restrictive regulations or more restrictive interpretations of existing regulations, particularly in the sun and skin care and feminine care industries, are likely and could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to health care. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. Pursuant to certain environmental laws, we could be subject to joint and several strict liability for contamination relating to our or our predecessors' current or former properties or any of their respective third-party waste disposal sites. In addition to potentially significant investigation and remediation costs, any such contamination can give rise to claims from governmental authorities or other third parties for natural resource damage, personal injury, property damage or other liabilities. We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations, including remediation costs relating to our current and former properties and third party waste disposal sites. As new laws and regulations are introduced, we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.

The resolution of our tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations.
Significant estimation and judgment is required in determining our provisions for taxes in the U.S. and jurisdictions outside the U.S. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and although we believe our tax positions are defensible and our tax provision estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our income tax provisions and accruals. The unfavorable resolution of any audits or litigation could have an adverse impact on future operating results and our financial condition. More aggressive and assertive tax collection policies, particularly in jurisdictions outside the U.S., may increase the costs of resolving tax issues and enhance the likelihood that we will have increased tax liabilities going forward.

Changes in production costs, including raw material prices, could erode our profit margins and negatively impact operating results.
Pricing and availability of raw materials, energy, shipping and other services needed for our business can be volatile due to general economic conditions, labor costs, production levels, import duties and tariffs and other factors beyond our control. There is no certainty that we will be able to offset future cost increases. This volatility can significantly affect our production cost, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

Our manufacturing facilities, supply channels or other business operations may be subject to disruption from events beyond our control.
Operations of our manufacturing and packaging facilities worldwide, and of our corporate offices, and the methods we use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including availability of raw materials, work stoppages, industrial accidents, disruptions in logistics, loss or impairment of key manufacturing sites, product quality or safety issues, licensing requirements and other regulatory issues, trade disputes between countries in which we have operations, and acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. The supply of our raw materials may be similarly disrupted. There is also a possibility that third party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business.
As of September 30, 2015, our debt level was approximately $1.7 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.
Additionally, certain of our debt instruments are subject to certain financial and other covenants, including debt ratio tests. We may be in breach of such covenants in the event of future declines in our operating cash flows or earnings performance, foreign currency movements, or other events. In the event of such breach, our lenders may be entitled to accelerate the related debt as well as any other debt to which a cross-default provision applies, and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. There is no assurance that we would obtain such amendments or waivers or effect such refinancing, or that we would be able to do so on terms similar to our current debt instruments. The covenants and financial ratio requirements contained in our debt instruments could also increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, place us at a competitive disadvantage relative to our competitors that have greater financial flexibility or limit, among other things, our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

Our access to capital markets and borrowing capacity could be limited.
Our access to capital markets to raise funds through the sale of debt or equity securities is subject to various factors, including general economic and financial market conditions. Significant reduction in market liquidity conditions could impact access to funding and increase associated funding costs, which could reduce our earnings and cash flows. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business plan and strategy.
Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. The major credit rating agencies periodically evaluate our creditworthiness and have assigned us credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies as well as our strategies, operations and execution. A downgrade to our credit ratings could increase our interest rates, could limit our access to public debt markets, could limit the institutions willing to provide us credit facilities, could result in more restrictive credit arrangements and could make any future credit facilities or credit facility amendments more costly and difficult to obtain.

There can be no guarantee that we will repurchase stock.
Although the Board has authorized a share repurchase program, any determination to repurchase or to continue to repurchase our common shares will be based primarily upon our financial condition, results of operations, available U.S. cash, business requirements and the Board's continuing determination that the repurchase program is in the best interests of shareholders and is in compliance with all laws and agreements applicable to the repurchase program.

We do not expect to pay dividends for the foreseeable future.
Following the completion of the Separation, the Board eliminated the quarterly cash dividend payable on our common shares, which had been in effect prior to that time, and we do not currently expect to declare or pay dividends on our common shares for the foreseeable future. Instead, we intend to retain earnings to finance the growth and development of our business, for our share repurchase program and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of the Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, any contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that the Board may deem relevant. As a result, you may not receive any return on an investment in our capital stock in the form of dividends.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
The vast majority of our total revenues are from products bearing proprietary trademarks and brand names. In addition, we own or license from third parties a considerable number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the U.S., the laws of some other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. We cannot be certain that our intellectual property rights will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition or decreased royalties, either of which could negatively impact our operating results. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.

Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.
We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims that do not involve personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products' reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

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
The funding obligations for our pension plans are impacted by the performance of the financial markets, interest rates and governmental regulations. While the pension benefit earned to date by active participants under our legacy U.S. pension plan was frozen effective January 1, 2014 and retirement service benefits no longer accrue under this retirement program, our pension obligations are expected to remain significant. If the investment of plan assets does not provide the expected long-term returns, if interest rates or other assumptions change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make significant additional pension contributions which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.
We have completed a number of significant acquisitions since becoming an independent company in 2000, including, most recently, the acquisition of the Stayfree, Carefree and o.b. brands in the U.S., Canada and the Caribbean in October 2013. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. As a result of the Separation, our reduced size may make completing desirable acquisitions more challenging.
Even if we can complete future acquisitions, we may face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired business, and may cause an interruption of, or a loss of momentum in, the business. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.

Risks Related to Our Common Shares
Our shareholder rights plan and certain provisions in our articles of incorporation and bylaws, and of Missouri law, could deter or delay a third party's efforts to acquire us, especially if the Board determines it is not in the best interest of our shareholders.
In June 2015, we adopted a shareholder rights plan that is scheduled to expire December 31, 2015. The purpose of the plan is to protect the Company against unwanted share activity in the period leading up to and immediately following the Separation, which took place on July 1, 2015. The shareholder rights plan, commonly known as a "poison pill", gives shareholders the right to buy more shares at a discount if one shareholder buys a certain percentage or more of the company's shares. The plan has the effect of protecting the Company against an unwanted accumulation of shares by an individual investor. As a result, the plan would discourage the purchase of our shares by third parties who might want to make an unsolicited acquisition of the Company, and thus could deter or delay an acquisition that the Board determines is not in our best interests or the best interests of our shareholders.
Our articles of incorporation and bylaws contain, and the General and Business Corporation Law of Missouri contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with the Board rather than to attempt a hostile takeover by making the replacement of incumbent directors more time-consuming and difficult. These provisions include, among others:

•	restrictions on various types of business combinations with, or the voting of certain holders of shares of our voting stock by, significant shareholders;

•	the inability of our shareholders to call a special meeting or, unless unanimous, to act by written consent;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of the Board to issue preferred stock without shareholder approval;

•
a provision that our shareholders may only remove directors "for cause" and with the approval of the holders of two-thirds of our outstanding voting stock at a special meeting of shareholders called expressly for that purpose;

•	the ability of our directors, and not shareholders, to fix the size of the Board or to fill vacancies on the Board;

•	a prohibition of amendment of our bylaws by shareholders without first amending the articles of incorporation; and

•
the requirement that any amendment or repeal of specified provisions of our articles of incorporation (including provisions relating to certain business combinations, directors, and amendment of our bylaws) must be approved by the holders of at least two-thirds of the outstanding shares of our common stock and any other voting shares that may be outstanding, voting together as a single class.

We believe that these provisions will help to protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could deter or delay an acquisition that the Board determines is not in our best interests or the best interests of our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our business could be negatively impacted as a result of stockholder activism or an unsolicited takeover proposal or a proxy contest.
In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. If a proxy contest or an unsolicited takeover proposal was made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

The trading price of our common shares may be volatile.
The trading price of our common shares could be subject to significant fluctuations in response to several factors, some of which are beyond our control. These include the scheduled expiration of our shareholders rights plan at the end of December 2015, general stock market volatility, variations in our quarterly operating results, general trends in the consumer products industry, changes by securities analysts in their estimates or investment ratings, and general marketplace conditions.

Our business is subject to seasonal volatility.
Within our Wet Shave segment, sales of women's products are moderately seasonal, with increased consumer demand in the spring and summer months. Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Accordingly, our sales, financial performance, working capital requirements and cash flow may experience volatility during these periods. Further, purchases of our Sun and Skin Care products can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in revenue if conditions are not favorable for use of our products, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Risks Related to the Separation of the Household Products Business
General
We may not realize some or all of the anticipated strategic, financial or other benefits from the Separation of the Household Products business that was consummated on July 1, 2015. As a result of the Separation, we are smaller and less diversified, with a narrower business focus that makes us more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. As a smaller company, we now have less consolidated purchasing scale, and, as a result, raw material and other goods and services prices may increase. Execution of the Separation transaction created a number of significant risks to our internal processes, including increasing the possibility of a failure to maintain an adequate control environment due to changes to our information technology and financial reporting processes. There are also dis-synergies from separating the businesses that could negatively impact our balance sheet, gross margin and profit. Changes to our commercial operating model, including outsourcing of certain support functions and the use of distributors in markets where we have historically maintained a presence, could negatively impact our results of operations. Further, the combined value of the common stock of the two separate publicly-traded companies may not be equal to or greater than what the value of our common shares would have been had the Separation not occurred.

We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others: (i) enabling our management to pursue unique opportunities for long-term growth and profitability and more effectively pursue our own distinct capital structure and capital allocation strategy; (ii) permitting us to allocate our financial resources to meet the needs of our own businesses, which will allow us to intensify our focus on our distinct commercial priorities and facilitate a more efficient allocation of capital; and (iii) providing us a clear investment thesis and visibility to attract a long-term investor base suited to our business and providing investors with a distinct and targeted personal care products investment opportunity based on our unique merits, performance and future prospects.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) the Separation required, and subsequent and ongoing Separation-related matters continue to require, significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (ii) we may be more susceptible to market fluctuations and other adverse events because our business will be less diversified than prior to the completion of the Separation; (iii) as a standalone company, we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those we obtained prior to completion of the Separation; and (iv) changes to our information technology systems, reporting systems, supply chain and other operations continue to be required. These changes may require significant expense and may not be implemented in a timely manner or may not be implemented in as effective a fashion as we expect. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

We may not be able to offset known dis-synergies that arose as a result of the Separation, or offset these as rapidly or to the degree that we anticipate.
Prior to the Separation, our business was integrated with the Household Products businesses. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships, and were able to take advantage of the overall size and scope to procure more advantageous distribution arrangements, including shipping costs and arrangements. We may be unable to obtain similar arrangements to the same extent as we did previously, or on terms as favorable as those we obtained prior to completion of the Separation. In addition, prior to the Separation, various corporate functions served both the Household Products and Personal Care Products businesses, such as legal, treasury, accounting, auditing, human resources, investor relations, public affairs and finance. As part of the Separation, we were required to set up separate, stand-alone functions in these areas, resulting in increased costs of staffing, technology and various other areas. While we plan to offset these dis-synergies over time, we may be unable to do so as rapidly, or to the degree, that we anticipate, and these costs may be material to our financial performance.

Our historical financial information is not necessarily representative of the results that we would have achieved had the Separation taken place before July 1, 2015, and may not be a reliable indicator of our future results.
Our historical financial information included in this Annual Report on Form 10-K is derived from our consolidated financial statements and accounting records compiled when the Household Products business was part of the Company. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved had the Separation taken place prior to the periods presented or those that we will achieve in the future as a stand-alone Personal Care products enterprise. For additional information about the past financial performance of our business and the basis of presentation of our historical financial statements, see the historical financial statements and accompanying notes included elsewhere in this Annual Report.

If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, our shareholders could be subject to significant tax liabilities.
It was a condition to the Separation that we received an opinion of counsel regarding the qualification of the Separation, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the "Code"). The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and New Energizer, including those relating to the past and future conduct of us and New Energizer. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if either we or New Energizer breaches any of its covenants in the Separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding the opinion of counsel, the Internal Revenue Service ("IRS") could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
If the Separation, together with certain related transactions, fails to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, in general, we would recognize taxable gain as if we had sold the New Energizer common shares in a taxable sale for its fair market value and our shareholders who received New Energizer shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the tax matters agreement that we entered into with New Energizer, New Energizer may be required to indemnify us against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of the equity securities or assets of New Energizer, whether by merger or otherwise (and regardless of whether New Energizer participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by New Energizer or (iii) any of New Energizer's representations or undertakings in connection with the Separation and the distribution being incorrect or violated. Any such indemnity obligations could be material, and there can be no assurance that New Energizer will be able to pay any such indemnification.
Under current law, a spin-off can be rendered taxable to the parent corporation and its shareholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the Separation and the distribution, and in addition to New Energizer's indemnity obligation, the tax matters agreement will restrict New Energizer, for the two-year period following the Separation, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of shares of New Energizer common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing New Energizer shares other than in certain open-market transactions, (iv) ceasing to actively conduct the Household Products businesses or (v) taking or failing to take any other action that prevents the distribution and related transactions from qualifying as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code. There can be no assurance that New Energizer will comply with these restrictions. Failure of New Energizer to satisfy its obligations could have a substantial impact on our tax obligations, consolidated financial condition and cash flows.

In connection with the Separation, New Energizer agreed to indemnify us for certain liabilities and we agreed to indemnify New Energizer for certain liabilities. If we are required to pay under these indemnities, our financial results could be negatively impacted. The New Energizer indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which New Energizer was allocated responsibility, and New Energizer may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation agreement and certain other agreements with New Energizer, New Energizer agreed to indemnify us for certain liabilities, and we agreed to indemnify New Energizer for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide New Energizer are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that New Energizer has agreed to assume. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from New Energizer may not be sufficient to protect us against the full amount of such liabilities, and New Energizer may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from New Energizer any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

We may be held liable to New Energizer if we fail to perform certain services under the transition services agreement, and the performance of such services may negatively impact our business and operations. Further, New Energizer may fail to perform its obligations under the transition services agreement.
We entered into a transition services agreement with New Energizer in connection with the Separation, pursuant to which we and New Energizer provide each other certain transitional services, including treasury and employee benefits administration, information technology, distribution and importation, regulatory and general administrative services, on an interim, transitional basis. The fees paid under the transition services agreement may not be adequate to compensate us for the costs of performing the services. If we do not satisfactorily perform our obligations under the agreement, we may be held liable for any resulting losses suffered by New Energizer. In addition, during the transition services periods, our management and employees may be required to divert their attention away from our business in order to provide services to New Energizer, which could adversely affect our business. Furthermore, we will rely on New Energizer to perform under, and to satisfy its payment obligations under, this agreement. If New Energizer is unable to satisfy its obligations under this agreement we could incur operational difficulties or losses. There can be no assurance that we can successfully create, or engage third parties to provide, systems and services to replace many of the systems and services that New Energizer currently provides to us or that we can transition data from New Energizer's systems to our own. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services, once certain transition services expire, we may not be able to operate our business effectively and our profitability may decline.

Potential liabilities in connection with the Separation may arise under fraudulent conveyance and transfer laws and legal capital requirements.
With respect to the Separation, if either we or New Energizer subsequently fail to pay our creditors or enter insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that, (a) at the time of the Separation, the entity in question: (1) was insolvent; (2) was rendered insolvent by reason of the Separation; (3) had remaining assets constituting unreasonably small capital; (4) intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured; or (b) the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the Separation was voidable, in whole or in part. Subject to various defenses, the court could then require us or New Energizer, or other recipients of value in connection with the Separation (potentially including recipients of shares of New Energizer common stock in connection with the Separation), as the case may be, to turn over value to other entities involved in the Separation and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2015, we owned or leased 61 properties, 26 in the U.S. and 35 in other countries. 13 of these properties are used as production plants consisting of 2.4 million square feet that is owned and 0.6 million that is leased. Six of these plants are located in the U.S. and seven are in other countries. Seven of these plants are used exclusively by our Wet Shave segment, two by our Feminine Care segment, two are shared by our Sun and Skin Care and All Other segments, one is shared by our Wet Shave and All Other segments and one is shared by our Wet Shave and Sun and Skin Care segments. We also have eight warehouses totaling 0.4 million square feet, of which 0.3 million is leased. We operate from 36 different offices throughout the world totaling 0.5 million square feet, all of which is leased, and includes our corporate headquarters in Chesterfield, Missouri. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings.
We, and our affiliates, are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we believe that our liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims, which are likely to be asserted, is not reasonably likely to be material to our financial position, results of operations or cash flows, taking into account established accruals for estimated liabilities.
See also the discussion captioned "Governmental Regulation and Environmental Matters" under Item 1. Business above.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Edgewell common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "EPC." Prior to the July 1, 2015 Separation, our common shares were listed and traded on the NYSE under the symbol "ENR". The following table presents the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE.

	Market Price Per Share				Adjusted Market Price Per Share (1)
	FY2015		FY2014		FY2015		FY2014
	High	Low	High	Low	High	Low	High	Low
First Quarter	$133.42	$111.16	$113.16	$91.11	$98.94	$82.43	$83.91	$67.56
Second Quarter	$141.51	$126.34	$109.42	$92.02	$104.94	$93.69	$81.14	$68.24
Third Quarter	$144.95	$130.92	$122.62	$96.34	$107.49	$97.08	$90.93	$71.44
Fourth Quarter	$102.50	$75.53	$125.81	$114.17	$102.50	$75.53	$93.29	$84.66

(1)	The adjusted market prices per share, as reported by Bloomberg, reflect historical share prices that have been adjusted to reflect the Separation.

There were approximately 9,414 shareholders of record of our common shares as of November 19, 2015.

Dividends
The following table presents the quarterly dividends per share paid to our shareholders over the past two fiscal years.

	FY2015	FY2014
First Quarter	$0.50	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$—	$0.50

We did not declare or pay any dividends during the fourth quarter of fiscal 2015, and we do not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and our financial condition and will be declared at the sole discretion of our Board of Directors. See "We do not expect to pay dividends for the foreseeable future" in Item 1A. Risk Factors.
On July 1, 2015, we completed the separation of our Household Products business into a separate publicly-traded company. We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of New Energizer. Shareholders of record received one share of New Energizer for each share held of the historical combined company as of the close of business on June 16, 2015, the record date of the distribution. We distributed a total of 62.2 million shares of New Energizer common stock.

Issuer Purchases of Equity Securities
In May 2015, our Board of Directors approved an authorization to repurchase up to ten million shares of our common stock. This authorization replaced the prior share repurchase authorization. During the fourth quarter of fiscal 2015, we repurchased 2,017,044 shares of our common stock under this resolution.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	—	$—	—	10,000,000
August 1, 2015 to August 31, 2015	773,891	$89.26	773,891	9,226,109
September 1, 2015 to September 30, 2015	1,243,153	$85.39	1,243,153	7,982,956

(1)	Includes $0.02 per share of brokerage fee commissions.

No other shares of our common stock were repurchased under share repurchase authorizations during fiscal 2015. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors. See "There can be no guarantee that we will repurchase stock" under Item 1A. Risk Factors.
During fiscal 2015, 162,949 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents or execution of net stock option exercises. No treasury shares were withheld to satisfy employee withholding obligations upon vesting of restricted stock equivalents and the execution of net stock option exercises during the fourth quarter of fiscal 2015.

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders of Edgewell Personal Care Company's common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index also taking into account the September 30, 2015 closing market value of New Energizer shares distributed on July 1, 2015. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2010 and its relative performance is tracked through September 30, 2015. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock nor is our historic common stock price performance necessarily indicative of our future common stock price performance.
* $100 invested on 9/30/10 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.

Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

	9/10	9/11	9/12	9/13	9/14	9/15
Edgewell Personal Care Company	100.00	98.82	111.63	138.95	191.32	188.93
S&P Midcap 400	100.00	98.72	126.90	162.02	181.17	183.70
S&P Household Products	100.00	110.58	128.83	145.39	166.63	156.79

Item 6. Selected Financial Data.
The following table sets forth selected financial data for fiscal 2015, 2014, 2013, 2012 and 2011 and as of September 30, 2015, 2014, 2013, 2012 and 2011. The consolidated statement of earnings data for fiscal 2015, 2014 and 2013 and the consolidated balance sheet data as of September 30, 2015 and 2014 are derived from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The consolidated balance sheet data as of September 30, 2013, 2012 and 2011 are derived from our audited consolidated statements. On July 1, 2015, we completed the Separation of our Household Products business into a separate publicly-traded company. As such, the consolidated statement of earnings data for fiscal 2012 and 2011 are derived from our unaudited consolidated financial statements that have not been previously reported, as the amounts have been recast to reflect the Household Products business as discontinued operations.
The selected historical financial data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data.

(in millions, except per share data)

Statements of Earnings Data (1)	Fiscal Year
	2015	2014	2013	2012	2011
Net sales	$2,421.2	$2,612.2	$2,448.9	$2,479.5	$2,449.7
Depreciation and amortization	91.3	101.7	92.9	106.1	110.0
(Loss) earnings from continuing operations before income taxes (2)	(458.7)	145.8	205.4	164.7	63.0
(Loss) earnings from continuing operations	(296.1)	117.7	155.2	126.4	33.3
(Loss) earnings from discontinued operations, net of tax	20.8	238.4	251.8	282.5	227.9
Net (loss) earnings	$(275.3)	$356.1	$407.0	$408.9	$261.2
Basic (loss) earnings per share:
Continuing operations	$(4.78)	$1.90	$2.50	$1.95	$0.48
Discontinued operations	0.34	3.85	4.05	4.35	3.27
Net (loss) earnings	(4.44)	5.74	6.55	6.30	3.75
Diluted (loss) earnings per share:
Continuing operations	$(4.78)	$1.88	$2.47	$1.92	$0.47
Discontinued operations	0.34	3.81	4.00	4.30	3.24
Net (loss) earnings	(4.44)	5.69	6.47	6.22	3.72
Cash dividends per common share (3)	$1.50	$2.00	$1.70	$0.40	$—

Balance Sheet Data (4)	As of September 30,
	2015	2014	2013	2012	2011
Working capital (5)	$969.8	$1,155.9	$1,415.0	$1,215.1	$1,233.3
Property, plant and equipment, net	476.1	751.7	755.6	848.5	885.4
Total assets	4,991.7	6,928.7	6,717.4	6,731.2	6,531.5
Long-term debt	1,704.0	1,768.9	1,998.8	2,138.6	2,206.5

(1)	Comparisons of statements of earnings data may be impacted by the fiscal 2014 feminine care brands acquisition.

(2)	(Loss) earnings from continuing operations before income taxes were (reduced) increased by the following items:

	Fiscal Year
	2015	2014	2013	2012	2011
Venezuela deconsolidation charge	$(79.3)	$—	$—	$—	$—
Spin costs (6)	(142.0)	(24.4)	—	—	—
Spin restructuring charges	(28.3)	—	—	—	—
2013 restructuring and related costs, net (7)	(27.0)	(53.5)	(19.6)	(1.0)	—
Industrial sale charges	(32.7)	—	—	—	—
Cost of early debt retirements	(59.6)	—	—	—	(19.9)
Impairment charges	(318.2)	—	—	—	—
Acquisition, integration and other realignment costs	—	(18.5)	(1.5)	(9.0)	(22.3)
Venezuela devaluation and other impacts	—	—	(6.3)	—	(1.8)
Net pension and postretirement gains	—	1.1	39.2	—	—
Total	$(687.1)	$(95.3)	$11.8	$(10.0)	$(44.0)

(3)	We began paying dividends in the fourth quarter of fiscal 2012 and continued through the third quarter of fiscal 2015. We did not declare or pay any dividends during the fourth quarter of fiscal 2015.

(4)	Prior year balance sheet data has not been adjusted to reflect the Separation.

(5)	Working capital represents current assets less current liabilities.

(6)
Includes pre-tax costs of $137.8 and $24.4 for fiscal 2015 and 2014, respectively, which are included in Selling, general and administrative expense. Additionally, pre-tax costs of $4.2 for fiscal 2015 were included in Cost of products sold.

(7)
Includes pre-tax costs of $0.3, $4.3 and $1.6 for fiscal 2015, 2014 and 2013, respectively, associated with certain information technology and related activities, which are included in Selling, general and administrative expense. This also includes positive pre-tax adjustments of $0.7 for fiscal 2014 associated with our restructuring, which is included in Cost of products sold.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors and "Forward-Looking Statements" included within this Annual Report on Form 10-K.
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" and exclude items such as spin costs, restructuring costs (including 2013 restructuring, spin restructuring charges and the sale of the industrial blade business), acquisition and integration expenses (including acquisition inventory valuation charges), Venezuela deconsolidation charges, cost of early debt retirements, impairment charges and adjustment to prior year tax accruals.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency.
We analyze our net revenue and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and segment profit exclude the impact of changes in foreign currency, the impact of acquisitions, and the period-over-period change in Venezuela and results of our industrial blade business. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.
All comparisons are with the same period in the prior year, unless otherwise noted.

Overview
Edgewell Personal Care Company, formerly known as Energizer Holdings, Inc., and its subsidiaries, is one of the world's largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. We have a portfolio of over 25 brands and a broad global footprint that operates in more than 50 countries.
We conduct our business in the following four segments:

•
Wet Shave consists of products sold under the Schick, Wilkinson Sword, Edge, Skintimate, Shave Guard and Personna brands, as well as non-branded products. Our wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•	Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products, as well as Wet Ones hand and face wipes and Playtex household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex, Stayfree, Carefree and o.b. brands, as well as personal cleansing wipes under the Playtex brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perception, product performance, customer service and price. The markets are generally characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our distinct priority is to deliver our strategic objectives, focusing on maximizing sales and profit growth through innovation, product line extensions and share gains, and we continue to target improved working capital management as a key business objective.

Significant Events
Separation
On July 1, 2015, we completed the separation of our Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. ("New Energizer") and began trading under the symbol "ENR" on the New York Stock Exchange ("NYSE"). Shareholders of record received one share of New Energizer for each share held of the historical combined company as of the close of business on June 16, 2015, the record date of the distribution. We distributed a total of 62.2 shares of New Energizer common stock. Edgewell retained the Personal Care business of the historical combined company and now trades on the NYSE under the symbol "EPC." Following the Separation, we do not beneficially own any shares of New Energizer.
In connection with the Separation, we entered into certain agreements with New Energizer to implement the legal and structural separation from New Energizer, govern our relationship with New Energizer up to and after the completion of the Separation, and allocate between us and New Energizer various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities. These agreements included a Contribution Agreement, Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Trademark License Agreements.
Prior to the Separation, we managed our business in two reportable segments: Personal Care and Household Products. Beginning July 1, 2015, we manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Prior periods have been recast to reflect our current segment reporting.
Our financial statements include incremental costs incurred to evaluate, plan and execute the Separation. Fiscal 2015 and 2014 included separation costs of $137.8 and $24.4 recorded in Selling, general and administrative expenses ("SG&A"), respectively, and fiscal 2015 included $4.2 in Cost of products sold and $28.3 in Spin restructuring charges. Of the total Spin and Spin restructuring related costs included within continuing operations, $9.7 were non-cash, primarily related to asset impairments and incremental costs associated with the modification of equity awards. An additional $73.5 and $20.3 of separation costs for fiscal 2015 and 2014, respectively, is included in discontinued operations, as well as $38.6 of restructuring costs related to the Separation in fiscal 2015. We expect to incur approximately $10.0 to $12.0 additional Spin costs in fiscal 2016, primarily in the first half of the year.

Discontinued Operations
The historical results of the Households Products business are presented as discontinued operations. We have focused our discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on our continuing operation, Edgewell Personal Care Company. Historical results on a continuing operations basis include certain costs associated with supporting the Household Products business that were not eligible to be reported in discontinued operations. These costs affected SG&A, interest expense, spin costs, restructuring charges and income taxes. As a result, fiscal 2015 earnings per share on both a GAAP and Adjusted (Non-GAAP) basis are not comparable to fiscal 2014, and will not be comparable as we move through each of the first three quarters of fiscal 2016. In addition, prior year consolidated balance sheets and cash flow statements were not adjusted for the impact of the Separation and are not comparable.

Intangible Asset Impairment
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. We continuously monitor changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. We allocated goodwill from our former Personal Care segment to the relevant reporting units, using the relative fair value approach, and reviewed this goodwill for impairment as of July 1, 2015. The estimated fair value of each of our reporting units was estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. There were no indications of impairment of goodwill noted during this testing.
In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across our segments. We determined that the carrying values of our Playtex, Wet Ones and Skintimate brand names were above the fair values, resulting in a non-cash asset impairment charge totaling $318.2 in fiscal 2015. The impairment of the Playtex brand was primarily the result of slower adoption of new products and reductions in legacy product sales for certain feminine care products, as well as declines in certain international markets related to the Separation. In addition, the impairment of the Playtex brand was driven by our infant care products, where competitive pressures, delays in product launches and loss of licensing drove the sales decline. Both the Wet Ones and Skintimate impairments were primarily related to the introduction of competing products in the market, which resulted in share and margin declines. While we continue to be optimistic about the future potential and value of these brands, the forecasted growth and cash flows projected previously were not achieved. The impairment charge had no impact on cash balances, operating cash flows or our business outlook, and is not expected to impact the ability to achieve long-term objectives. See Note 8 of Notes to Consolidated Financial Statements.
During the third fiscal quarter of 2015, we recorded a $2.5 impairment of brand names and a $5.6 impairment of customer-related intangibles associated with the sale of our industrial blade business. For further information on the sale of the industrial blade business, see Note 3 of Notes to Consolidated Financial Statements.

Venezuela Deconsolidation
Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited our ability to realize the benefits from earnings of our Venezuelan operations and access the resulting liquidity provided by those earnings. We expect that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over our Venezuelan subsidiaries for accounting purposes. We deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for the investment in our Venezuelan operations using the cost method of accounting. As a result of deconsolidating our Venezuelan subsidiaries, we recorded a charge of $144.5 during fiscal 2015, of which $79.3 was included within continuing operations, which had no accompanying tax benefit. This charge included the write-off of our investment in our Venezuelan subsidiaries, foreign currency translation losses of $18.5 previously recorded in accumulated other comprehensive loss and the write-off of $18.5 of intercompany receivables. Since March 31, 2015, our financial results have not included the operating results of our Venezuelan operations. Instead, we will record revenue for sales of inventory to our Venezuelan operations to the extent cash is received. Further, dividends from our Venezuelan subsidiaries will be recorded as other income upon receipt of the cash.

Restructuring Projects
In November 2012, our Board of Directors (the "Board") authorized an enterprise-wide restructuring plan and delegated authority to management to determine the final actions with respect to this plan ("2013 Restructuring"). The primary objectives of the 2013 Restructuring included reduction in workforce, consolidation of general and administrative functional support across the organization, reduced overhead spending, creation of a center-led purchasing function and rationalization and streamlining of the Household Products operating facilities, product portfolio and marketing organization. In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included additional rationalization and streamlining of the Personal Care operating facilities and other cost saving initiatives. During fiscal 2015, we incurred $27.0 of 2013 restructuring charges, including $0.3 recorded in SG&A and estimate our gross savings in fiscal 2015 under the 2013 Restructuring to be approximately $27.2.
At the time of Separation, approximately $300 of the estimated total $350 in costs had been incurred, of which approximately $100 related to Edgewell Personal Care initiatives. These restructuring charges primarily relate to plant closure and accelerated depreciation charges, severance and related benefit costs and other restructuring related costs. Costs expected to be incurred in the future total approximately $40 to $45 in 2016 and $5 to $10 for 2017, yielding total estimated Edgewell 2013 Restructuring project costs of approximately $145 to $155. At the time of Separation, approximately $330 of total project savings had been realized, of which approximately $115 related to Edgewell Personal Care initiatives. Incremental savings of approximately $15 are expected in fiscal 2016 with an additional $40 to $50 in fiscal 2017 and 2018, yielding total estimated Edgewell 2013 Restructuring savings of approximately $170 to $180. See Note 20 of the Notes to the Consolidated Financial Statements for information regarding our latest initiative within the 2013 Restructuring project.
We also initiated certain restructuring activities in order to prepare both Edgewell and New Energizer to operate as stand-alone entities, which included efforts to:

•	adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	centralize certain back-office functions to increase efficiencies;

•	outsource certain non-core transactional activities; and

•	reduce headcount to optimize the cost structures of each stand-alone business.

We incurred $28.3 in Spin restructuring charges during fiscal 2015. We do not expect to incur significant additional Spin related restructuring charges in the future.
For further information on our restructuring projects, see Note 5 of Notes to Consolidated Financial Statements.

Sale of Industrial Blade Business
In May 2015, the Board authorized the strategic decision to exit our industrial blade business, which was part of our All Other segment, due to a shift of management focus to other segment products. We finalized the sale of the business in September 2015. The sale impacted operations in Verona, Virginia; Obregon, Mexico; and the United Kingdom. During fiscal 2015, we incurred $21.9 of pre-tax non-cash asset impairment charges and a $10.8 pre-tax loss on sale of assets related to the sale of the industrial blade business. For further information, see Note 3 of Notes to Consolidated Financial Statements.

Acquisition of Feminine Care Brands
In fiscal 2014, we acquired the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the United States ("U.S."), Canada and the Caribbean from Johnson & Johnson for an aggregate cash purchase price of $187.1, inclusive of a $1.8 working capital adjustment. The acquisition was financed with approximately $135.0 of available foreign cash for the estimated value of assets acquired in Canada, which included the Johnson & Johnson, Inc. manufacturing plant in Montreal, Canada, and approximately $50.0 obtained from borrowings under our available debt facilities for the estimated value of assets acquired in the U.S. Liabilities assumed as a result of the acquisition were limited, primarily to certain employee benefit obligations.
For further information on the acquisition, see Note 4 of Notes to Consolidated Financial Statements.

2015 Executive Summary
Following is a summary of key fiscal year 2015 results. Net (loss) earnings and (loss) earnings per share ("EPS") for the time periods presented were impacted by restructuring activities, spin restructuring charges, spin costs, the Venezuela deconsolidation charge, impairment charges, the sale of the industrial blade business, acquisition and integration costs and certain other adjustments as described in the table below. The impact of these items on reported net (loss) earnings and EPS are provided below as a reconciliation of net (loss) earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

•
Net loss from continuing operations in fiscal 2015 was $296.1 compared to net earnings from continuing operations of $117.7 in the prior year. Adjusted net earnings from continuing operations for fiscal 2015 increased 2% to $175.2 primarily due to lower SG&A spending and a lower effective tax rate, partially offset by lower sales and gross margin due to increased trade spending, international go-to-market changes and other transition issues related to the Separation.

•
Net loss per share from continuing operations in fiscal 2015 was $4.78 compared to net earnings per diluted share of $1.88 in the prior year. Adjusted net earnings per diluted share from continuing operations were $2.80 compared to $2.76 in the prior year.

•
Net sales of $2,421.2 decreased 7.3%, or 2.5% on an organic basis. This decrease was primarily driven by increased trade spending behind sales promotions, international go-to-market changes and other transition issues related to the Separation.

•	Net cash flow from operating activities decreased $423.2 to $148.8. The primary drivers of the decline in cash flow from operating activities in fiscal 2015 were related to the Separation.

	Fiscal Year
	Net (Loss) Earnings			Diluted EPS
	2015	2014	2013	2015	2014	2013
Net (Loss) Earnings from Continuing Operations and Diluted EPS - GAAP (1)	$(296.1)	$117.7	$155.2	$(4.78)	$1.88	$2.47
Impacts, net of tax: Expense (Income) (2)
Impairment charges	201.1	—	—	3.22	—	—
Venezuela deconsolidation charge	79.3	—	—	1.27	—	—
Spin costs (3)	93.5	15.4	—	1.50	0.25	—
Spin restructuring charges	20.1	—	—	0.32	—	—
2013 restructuring and related costs, net (4)	16.2	37.1	14.6	0.26	0.59	0.23
Industrial sale charges	20.5	—	—	0.33	—	—
Feminine care brands acquisition and integration costs	—	6.2	0.9	—	0.10	0.01
Acquisition inventory valuation	—	5.0	—	—	0.08	—
Net pension and postretirement curtailment gains	—	(0.8)	(24.7)	—	(0.01)	(0.39)
Cost of early debt retirements	37.4	—	—	0.60	—	—
Other realignment and integration	—	0.6	0.2	—	0.01	—
Venezuela devaluation and other impacts	—	—	6.3	—	—	0.10
Tax on certain spin costs	1.4	—	—	0.02	—	—
Adjustments to prior years' tax accruals	1.8	(8.7)	3.8	0.03	(0.14)	0.06
Impact of basic/dilutive shares	—	—	—	0.03	—	—
Net Earnings and Diluted EPS - adjusted (Non-GAAP)	$175.2	$172.5	$156.3	$2.80	$2.76	$2.48

Weighted-average shares outstanding - Basic				62.0	62.0	62.1
Weighted-average shares outstanding - Diluted (2)				62.0	62.6	62.9

(1)	GAAP EPS for the year ended September 30, 2015 was calculated using the basic weighted-average shares outstanding due to the reported net loss.

(2)
All EPS impacts were calculated using diluted weighted-average shares outstanding. For the year ended September 30, 2015, this reflects the impact of 0.5 dilutive restricted stock equivalents which were excluded from the GAAP EPS calculation due to the reported net loss.

(3)
Includes costs of $90.8 and $15.4 (net of tax) for the years ended September 30, 2015 and 2014, respectively, which were included in selling, general and administrative expense ("SG&A"). Additionally, costs of $2.7 (net of tax) for the year ended September 30, 2015 were included in Cost of products sold.

(4)
Includes costs of $0.2, $2.9 and $1.2 (net of tax) for the years ended September 30, 2015, 2014 and 2013, respectively, which were included in SG&A. Additionally, positive adjustments of $0.6 (net of tax) for the year ended September 30, 2014 were included in Cost of products sold.

For fiscal 2015, we reported adjusted net earnings per diluted share of $2.80, up 1.4% compared to $2.76 for fiscal 2014, primarily due to 2013 Restructuring savings, lower corporate and interest expense in fiscal 2015 as a result of the Separation, as well as a favorable tax rate, partly offset by lower net sales and unfavorable currency movements.
For the year ended September 30, 2014, we reported adjusted net earnings per diluted share of $2.76, up 11.3% compared to $2.48 for fiscal 2013, primarily due to higher earnings as a result of the feminine care brands acquisition in fiscal 2014, offset in part by unfavorable currency movements.

Operating Results
Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Net sales - prior year	$2,612.2		$2,448.9
Organic	(66.6)	(2.5)%	(35.3)	(1.4)%
Change in Venezuela results	(4.7)	(0.2)%	—	—%
Impact of currency	(137.3)	(5.3)%	(31.5)	(1.3)%
Incremental impact of acquisition and sale	17.6	0.7%	230.1	9.4%
Net sales - current year	$2,421.2	(7.3)%	$2,612.2	6.7%

For fiscal 2015, net sales decreased 7.3% on a reported basis. Excluding the unfavorable impact of currency movements, the incremental impact of the acquisition and sale and the benefit of increased Venezuela net sales, organic sales decreased 2.5% versus the prior year due to a 3.7% decline in North America driven by increased spending behind sales promotions and 0.4% decline in international driven by fourth quarter go-to-market changes and other transition issues related to the Separation.
Net sales for fiscal 2014 were $2,612.2, up $163.3 or 6.7%, as compared to fiscal 2013, including the incremental benefit of $230.1 related to the feminine care brands acquisition, partially offset by the unfavorable impact of currency movements of $31.5. Excluding the unfavorable impact of currency movements and incremental sales from the impact of the feminine care brands acquisition, organic sales decreased 1.4% due to continued category softness and increased competition.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $1,183.8 in fiscal 2015, as compared to $1,289.9 in fiscal 2014. The decrease in gross profit in fiscal 2015 as compared to fiscal 2014 was due primarily to unfavorable foreign currency movements and lower net sales, which more than offset lower product costs, due in part to the 2013 Restructuring project.
Gross margin as a percent of net sales for fiscal 2015 was 48.9%, down 50 basis points as compared to fiscal 2014. The gross margin percentage was negatively impacted by 100 basis points due to unfavorable currency movements. Excluding the negative impact of currency, gross profit as a percent of net sales increased 50 basis points due to lower product costs and favorable mix, partially offset by go-to-market impacts.
Gross profit was $1,289.9 in fiscal 2014 as compared to $1,199.4 in fiscal 2013. The increase in gross profit in fiscal 2014 was due primarily to increased net sales from the feminine care brands acquisition, as well as improved pricing and lower product costs.
Gross margin as a percent of net sales for fiscal 2014 was 49.4%, up approximately 40 basis points as compared to fiscal 2013. Excluding the unfavorable impact of currency movements, gross margin as a percent of net sales for fiscal 2014 increased 100 basis points versus fiscal 2013. This increase was driven by the favorable impact of our 2013 Restructuring project and improved pricing.

Selling, General and Administrative Expense
SG&A expenses were $571.6 in fiscal 2015, or 23.6% of net sales, as compared to $534.7, or 20.5% of net sales, for fiscal 2014 and $498.4, or 20.4% of net sales, for fiscal 2013. Included in SG&A in fiscal years 2015 and 2014 was approximately $137.8 and $24.4 of pre-tax Spin costs, respectively, which reflect the incremental costs incurred to evaluate, plan and execute the Separation. These costs were not incurred in fiscal 2013. Excluding Spin costs, SG&A expenses were $433.8 in fiscal 2015, or 17.9% of net sales, as compared to $510.3, or 19.5% of net sales, for fiscal 2014. The improvement in SG&A expenses over this three-year period was driven in part by savings related to the 2013 Restructuring. In addition, SG&A expenses for all fiscal periods included costs associated with supporting the Household Products business, which were not eligible to be reported in discontinued operations.

Advertising and Sales Promotion Expense
For fiscal 2015, Advertising and sales promotion expense ("A&P") was $367.1, down $4.2 as compared to fiscal 2014. A&P as a percent of net sales was 15.2% for fiscal 2015 and was 14.2% and 12.8% in fiscal years 2014 and 2013, respectively. The lower level of fiscal 2015 A&P spending in absolute dollars, as compared to the prior year, was driven by negative currency movements. Adjusting for the impact of currency, operational A&P spending in fiscal 2015 was higher by $13.4, as compared to fiscal 2014, primarily due to increased overall strategic brand support initiative spending. Fiscal 2014 A&P spending increased to support the feminine care brands acquisition. A&P expense may vary from year to year with new product launches, the impact of acquisitions, strategic brand support initiatives, the overall competitive environment, and the state of the global economy.

Research and Development Expense
Research and development expense ("R&D") was relatively consistent over the three-year period with spending at $71.0 in fiscal 2015, $69.5 in fiscal 2014 and $69.3 in fiscal 2013. As a percent of sales, R&D was approximately 2.9% in fiscal 2015, 2.7% in fiscal 2014 and 2.8% in fiscal 2013.

Interest and Other (Income) Expense, Net
Interest expense for fiscal 2015 was $99.8, a decrease of $19.2 as compared to fiscal 2014 due to lower average debt outstanding and a lower average borrowing rate as a result of refinancing efforts associated with the Separation. Interest expense for fiscal 2014 was $119.0, a decrease of $7.6 as compared to fiscal 2013, due primarily to lower average debt outstanding.
Other (income) expense, net was income of $11.8 in fiscal 2015 and was $0.8 and $8.3 of expense in fiscal 2014 and 2013, respectively, primarily reflecting the net impact of foreign currency hedging contract gains and losses.

Income Tax (Benefit) Provision
Income taxes, which include federal, state and foreign taxes, were 35.4%, 19.3% and 24.4% of earnings before income taxes in fiscal 2015, 2014 and 2013, respectively.
The effective income tax rate for fiscal 2015 for continuing operations was 35.4% as compared to 19.3% in the prior year. The tax rate for fiscal 2015 reflects a tax benefit on a net loss primarily due to increased expenses in higher tax rate jurisdictions, including Separation related expenses and the intangible asset impairment charge, offset in part by the Venezuela deconsolidation charge, which had no accompanying tax benefit. The fiscal 2015 adjusted effective tax rate for continuing operations was 23.2% as compared to 28.4% in the prior year. The decrease was due to a higher mix of earnings in lower tax rate jurisdictions compared to the prior year.
The effective income tax rate for fiscal 2014 for continuing operations was 19.3% as compared to 24.4% in fiscal 2013. The tax rate for 2014 was favorably impacted by costs related to the Separation and the 2013 Restructuring project. Both of these charges were primarily incurred in the U.S., which resulted in a higher tax benefit compared to fiscal 2013. The fiscal 2014 adjusted effective tax rate for continuing operations was 28.4% as compared to 23.1% in fiscal 2013. The increase was due to a higher mix of earning in higher tax rate jurisdictions compared to fiscal 2013.

Our effective tax rate is highly sensitive to the mix of countries from which earnings or losses are derived. Declines in earnings in lower tax rate countries, earnings increases in higher tax rate countries, repatriation of foreign earnings or operating losses in the future could increase future tax rates. Additionally, adjustments to prior year tax provision estimates could increase or decrease future tax provisions.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives (including the Spin restructuring and the 2013 Restructuring), the sale of the industrial blade business, the Venezuela deconsolidation charge, acquisition or integration, amortization of intangible assets and cost of early debt retirements. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of charges, such as other acquisition transaction and integration costs and substantially all restructuring, from segment results reflects management's view on how it evaluates segment performance.
Our operating model includes a combination of stand-alone and combined business functions between our businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and a combined sales force and management. Shared business functions are allocated between the segments. Such allocations are estimates, and also do not represent the costs of such services if performed on a stand-alone basis.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Net sales - prior year	$1,585.8		$1,619.0
Organic	(24.6)	(1.5)%	(10.0)	(0.7)%
Change in Venezuela results	(4.7)	(0.3)%	—	—%
Impact of currency	(115.2)	(7.3)%	(23.2)	(1.4)%
Net sales - current year	$1,441.3	(9.1)%	$1,585.8	(2.1)%

Wet Shave net sales for fiscal 2015 decreased 9.1%, inclusive of a 7.3% decline due to unfavorable currency movements and a 0.3% decline due to the change in Venezuela, which was deconsolidated effective March 31, 2015. Excluding the unfavorable impact of currency movements and Venezuela, organic net sales declined $24.6 or 1.5% due to increased trade spending levels, lower sales of legacy branded men's and women's systems and shave preparations, partly due to Separation related go-to-market changes and transitional impacts in international markets. These declines were offset in part by continued volume growth and higher pricing on Schick Hydro men's systems, volume growth on the new Hydro Silk Trimstyle razor for women and growth on Xtreme3 and Quattro disposable razors, as well as growth across non-branded products.
Wet Shave net sales for fiscal 2014 decreased 2.1%, inclusive of a 1.4% decline due to unfavorable currency movements. Excluding the unfavorable impact of currency movements, organic net sales declined $10.0 or 0.7% due to lower sales of legacy branded men's and women's systems and shave preparations. These declines were offset in part by continued volume growth of Schick Hydro men's systems, Hydro Silk women's systems, and Hydro disposable razors.

Segment Profit - Wet Shave
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Segment profit - prior year	$388.2		$362.2
Organic (1)	(35.7)	(9.2)%	46.3	12.8%
Change in Venezuela results	1.6	0.4%	—	—%
Impact of currency	(45.4)	(11.7)%	(20.3)	(5.6)%
Segment profit - current year	$308.7	(20.5)%	$388.2	7.2%

(1)
Edgewell allocated non-segment specific SG&A based on net sales. In years of acquisition or divestiture, this methodology may impact the comparability of organic profit between periods. The impact of the feminine care brands acquisition in 2014 increased allocated SG&A by $19.4 for the Feminine Care segment, and decreased allocated SG&A for the other segments, including a decrease of $7.3 for the Wet Shave segment.

Wet Shave segment profit for fiscal 2015 was $308.7, down $79.5 or 20.5%, inclusive of the negative unfavorable impact of currency movements and the change in Venezuela. Excluding the impact of unfavorable currency movements and the change in Venezuela, organic segment profit decreased $35.7, or 9.2%, due primarily to the lower net sales discussed above and increased advertising and promotional ("A&P") spending. The impact of the lower sales and higher A&P expense was partly offset by favorable product costs.
Wet Shave segment profit for fiscal 2014 was $388.2, up $26.0 or 7.2%, inclusive of the negative impact of currency movements. Excluding the impact of unfavorable currency movements, organic segment profit increased $46.3 as improved margins, driven by lower material costs and favorable product mix, and lower SG&A more than offset higher A&P spending and the relatively flat organic sales mentioned above.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Net sales - prior year	$424.5		$429.0
Organic	(6.7)	(1.6)%	0.6	0.2%
Impact of currency	(14.2)	(3.3)%	(5.1)	(1.2)%
Net sales - current year	$403.6	(4.9)%	$424.5	(1.0)%

Sun and Skin Care net sales for fiscal 2015 decreased 4.9%, inclusive of a 3.3% decline due to unfavorable currency movements. Excluding the unfavorable impact of currency movements, organic segment net sales decreased $6.7 or 1.6%, primarily due to lower Sun and Skin Care sales in North America due to increase sales promotions and in Latin America due in part to go-to-market and transition impacts, partially offset by increased sun care sales in Asia and Europe.
Sun and Skin Care net sales for fiscal 2014 decreased 1.0%, inclusive of a 1.2% decline due to unfavorable currency movements. Excluding the unfavorable currency movements, organic segment sales increased 20 basis points with increases in sun care products, driven by Banana Boat, partially offset by declines in Wet Ones, Playtex gloves and personal cleansing cloths.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Segment profit - prior year	$73.9		$61.9
Organic (1)	0.8	1.1%	14.9	24.1%
Impact of currency	(3.2)	(4.3)%	(2.9)	(4.7)%
Segment profit - current year	$71.5	(3.2)%	$73.9	19.4%

(1)
Edgewell allocated non-segment specific SG&A based on net sales. In years of acquisition or divestiture, this methodology may impact the comparability of organic profit between periods. The impact of the feminine care brands acquisition in 2014 increased allocated SG&A by $19.4 for the Feminine Care segment, and decreased allocated SG&A for the other segments, including a decrease of $5.3 for the Sun and Skin Care segment.

Sun and Skin Care segment profit for fiscal 2015 was $71.5, a decrease of $2.4 or 3.2%, inclusive of the negative impact of currency movements. Excluding the impact of unfavorable currency movements, organic segment profit increased $0.8, or 1.1%, due to lower product and SG&A costs, which more than offset lower sales and increased A&P spending on sun care.
Sun and Skin Care segment profit for fiscal 2014 was $73.9, up $12.0 or 19.4%, inclusive of $2.9 of unfavorable currency movements. Excluding the impact of unfavorable currency movements, organic segment profit increased $14.9 or 24.1% due to lower product costs, favorable end of season sun care returns and lower SG&A costs, which more than offset increased A&P spending.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Net sales - prior year	$404.5		$177.1
Organic	(23.4)	(5.8)%	(1.1)	(0.6)%
Impact of currency	(4.3)	(1.1)%	(1.6)	(0.9)%
Incremental impact of acquisition	21.4	5.3%	230.1	129.9%
Net sales - current year	$398.2	(1.6)%	$404.5	128.4%

Feminine Care net sales for fiscal 2015 decreased 1.6%, inclusive of a 1.1% decline due to unfavorable currency movements and a 5.3% increase due to the incremental impact from the feminine care brands acquisition of Stayfree pads, Carefree liners and o.b. tampons in October 2013. Excluding the impact of currency movements and the incremental impact of the acquisition, organic segment net sales decreased $23.4 or 5.8% due to volume declines in certain legacy products, Separation related go-to-market impacts in Asia and increased sales promotions. These volume declines were offset, in part, by volume growth from new products launched in early fiscal 2015.
Feminine Care net sales for fiscal 2014 increased 128.4%, inclusive of a 0.9% decline due to unfavorable currency movements and the incremental impact from the feminine care brands acquisition. Excluding the unfavorable currency movements and the incremental impact of the acquisition, organic segment net sales decreased $1.1 or 0.6% due to volume declines in legacy products, mostly offset by volume increases in new products.

Segment Profit - Feminine Care
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Segment profit - prior year	$51.1		$25.6
Organic (1)	(0.6)	(1.2)%	(17.8)	(69.6)%
Impact of currency	(6.3)	(12.3)%	(0.6)	(2.3)%
Incremental impact of acquisition	4.5	8.8%	43.9	171.5%
Segment profit - current year	$48.7	(4.7)%	$51.1	99.6%

(1)
Edgewell allocated non-segment specific SG&A based on net sales. In years of acquisition or divestiture, this methodology may impact the comparability of organic profit between periods. The impact of the feminine care brands acquisition in 2014 increased allocated SG&A by $19.4 for the Feminine Care segment, and decreased allocated SG&A for the other segments.

Feminine Care segment profit for fiscal 2015 was $48.7, down $2.4 or 4.7%, inclusive of the negative impact of currency movements and incremental impact of the feminine care brands acquisition. Excluding the impact of unfavorable currency movements and the incremental impact of the acquisition, organic segment profit decreased $0.6 or 1.2% due to the sales decrease mentioned above, offset in part by lower product costs and SG&A spending.
Feminine Care segment profit for fiscal 2014 was $51.1, up $25.5 or 99.6%, inclusive of the negative impact of currency movements and the incremental impact of the feminine care brands acquisition. Excluding the impact of unfavorable currency movements and the incremental impact of the acquisition, segment profit decreased $17.8, or 69.6%, primarily due to the rebasing of segment SG&A in 2014 to include incremental net sales from the feminine care brands acquisition in the allocation methodology.

All Other

Net Sales - All Other
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Net sales - prior year	$197.4		$223.8
Organic	(11.9)	(6.1)%	(24.8)	(11.1)%
Impact of currency	(3.6)	(1.8)%	(1.6)	(0.7)%
Incremental impact of sale	(3.8)	(1.9)%	—	—%
Net sales - current year	$178.1	(9.8)%	$197.4	(11.8)%

All Other net sales for fiscal 2015 decreased 9.8%, inclusive of a 1.8% decline due to the impact of unfavorable currency movements and 1.9% due to the negative impact of the sale of our industrial blade business in September 2015. Excluding the negative impact of currency movements and the sale, organic segment net sales decreased $11.9 or 6.1%, primarily due to lower volume on Playtex bottles and cups as a result of ongoing competitive pressure, offset in part by increased sales on Diaper Genie and Litter Genie.
All Other net sales for fiscal 2014 decreased 11.8%, inclusive of a 0.7% decline due to the impact of unfavorable currency movements. Excluding the negative impact of currency movements, organic sales decreased $24.8 or 11.1% due primarily to overall category declines and increased competitive activity.

Segment Profit - All Other
For the Years Ended September 30,
	2015	%Chg	2014	%Chg
Segment profit - prior year	$17.4		$25.6
Organic (1)	7.0	40.3%	(7.3)	(28.5)%
Impact of currency	0.2	1.1%	(0.9)	(3.5)%
Segment profit - current year	$24.6	41.4%	$17.4	(32.0)%

(1)
Edgewell allocated non-segment specific SG&A based on net sales. In years of acquisition or divestiture, this methodology may impact the comparability of organic profit between periods. The impact of the feminine care brands acquisition in 2014 increased allocated SG&A by $19.4 for the Feminine Care segment, and decreased allocated SG&A for the other segments including a decrease of $6.8 for the All Other segment.

All Other segment profit for fiscal 2015 was $24.6, an increase of $7.2 or 41.4%, inclusive of the favorable impact of currency movements. Excluding the impact of favorable currency movements, segment profit increased $7.0, or 40.3%, due to lower A&P spending and improved cost mix that more than offset lower sales.
All Other segment profit for fiscal 2014 was $17.4, a decrease of $8.2 or 32.0%, inclusive of a 3.5% negative impact of currency movements. Excluding the impact of unfavorable currency movements, segment profit decreased $7.3 or 28.5%, due to the lower sales mentioned above and unfavorable cost mix, partly offset by lower SG&A and A&P spending.

General Corporate and Other Expenses (pre-tax)

	Fiscal Year
	2015	2014	2013

Corporate expenses	$122.0	$152.8	$133.3
Impairment charge (1)	318.2	—	—
Venezuela deconsolidation charge	79.3	—	—
Spin costs (2)	142.0	24.4	—
Spin restructuring charges	28.3	—	—
2013 restructuring and related costs (3)	27.0	53.5	19.6
Industrial sale charges (4)	32.7	—	—
Acquisition and integration costs	—	9.5	1.2
Acquisition inventory valuation	—	8.0	—
Net pension and postretirement gains	—	(1.1)	(39.2)
General corporate and other expenses	$749.5	$247.1	$114.9
% of net sales	31.0%	9.5%	4.7%

(1)	For fiscal 2015, we recorded an intangible asset impairment charge related to our Playtex, Wet Ones and Skintimate brand names. See Note 8 of Notes to Consolidated Financial Statements.

(2)
Includes pre-tax costs of $137.8 for fiscal 2015 and $24.4 for fiscal 2014 which were included in SG&A. Additionally, pre-tax costs of $4.2 for fiscal 2015 were included in Cost of products sold. See Note 3 of Notes to Consolidated Financial Statements.

(3)
Includes pre-tax costs of $0.3 for fiscal 2015, $4.3 for fiscal 2014 and $1.6 for fiscal 2013, associated with certain information technology and related activities, which were included in SG&A. Additionally, positive pre-tax adjustments of $0.7 for fiscal 2014 associated with obsolescence charges related to restructuring were included in Cost of products sold. See Note 5 of Notes to Consolidated Financial Statements.

(4)	During fiscal 2015, we completed the sale of our industrial blades business. See Note 3 of Notes to Consolidated Financial Statements.

General Corporate and Other Expenses (pre-tax)
For fiscal 2015, general corporate expenses were $122.0, a decrease of $30.8 as compared to fiscal 2014, due primarily to the Separation. Fiscal 2014 included 12 months of general corporate expenses to support both the Personal Care and Household Products business, while fiscal 2015 included 12 months of general corporate expenses to support the Personal Care business and only nine months of related expenses for the Household Products business. In connection with the feminine care brands acquisition, we recorded pre-tax acquisition and integration costs of $9.5 for fiscal 2014. These amounts were not reflected in the Feminine Care segment, but rather were presented on a separate line item below segment profit. Such presentation reflects management's view on how segment results are evaluated.
For fiscal 2014, we recorded a pre-tax inventory valuation adjustment of $8.0 related to the feminine care brands acquisition representing the increased fair value of the inventory based on the estimated selling price of the finished goods acquired at the closing date, less the sum of (1) costs of disposal and (2) a reasonable profit allowance for the selling effort of the acquiring entity. For fiscal 2014, we recorded $8.0 within Cost of products sold based upon the write-up and subsequent sale of inventory acquired in the feminine care brands acquisition. These amounts are not reflected in the Feminine Care segment, but rather presented as a separate line item below segment profit. Such presentation reflects management's view on how segment results were evaluated.

Liquidity and Capital Resources
At September 30, 2015, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. Our intention is to reinvest earnings of our foreign subsidiaries indefinitely as the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,721.5 at September 30, 2015, including $622.4 tied to variable interest rates. Our total borrowings at September 30, 2014 were $2,288.4.
At September 30, 2014, Notes payable included outstanding advances of $133.5 under the Company's $150.0 receivables securitization program, which was terminated in May 2015 (as discussed below). These advances were not considered debt for purposes of our debt compliance covenants.
We had outstanding international borrowings, recorded within Notes payable, of $17.5 and $21.0 as of September 30, 2015 and September 30, 2014, respectively.
In fiscal 2016, we expect our total capital expenditures to be in the range of $65.0 to $85.0. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
The minimum required contribution to our pension plans in fiscal 2016 is $9.2; however, discretionary contributions may be made. We are currently evaluating the discretionary funding of certain international defined benefit plans that are presently unfunded.

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

Private Placement Notes. On May 29, 2015, we completed the prepayment of our (i) $150.0 5.23% Senior Notes, Series 2005-D, (ii) $140.0 6.24% Senior Notes, Series 2006-D, (iii) $70.0 6.36% Senior Notes, Series 2007-E, (iv) $150.0 6.48% Senior Notes, Series 2007-F and (v) $310.0 6.55% Senior Notes, Series 2007-G (collectively, the "Private Placement Notes"), using funds borrowed from the Bridge Facility. The prepayment amount included make-whole payments of $61.4, $1.8 of which was attributable to discontinued operations, and accrued interest of $9.1.

Replacement of Credit Facility. On June 1, 2015, we entered into a five-year senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Citibank, N.A., as co-syndication agents, to borrow up to $600.0 under a senior unsecured revolving loan (the "Revolving Facility"). The Revolving Facility will be used for general corporate purposes, including refinancing existing indebtedness and paying transaction fees and expenses in connection with the Separation. The Revolving Facility includes a $25.0 sublimit for the issuance of letters of credit and a $10.0 sublimit for swingline loans.
On June 30, 2015, we terminated our existing revolving credit facility (the "Prior Revolving Facility"). Obligations outstanding under the Prior Revolving Facility at that date were repaid with advances from the Revolving Facility. No early termination penalties were incurred in connection with the termination of the Prior Revolving Facility.
As of September 30, 2015, we had outstanding borrowings of $335.0 under the Revolving Facility, recorded in Long-term debt, and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $257.0 remains available under the Revolving Facility as of September 30, 2015.

Netherlands Credit Facility. On June 12, 2015, we entered into a credit agreement with Edgewell Personal Care Netherlands, B.V. ("Edgewell Netherlands"), our wholly-owned subsidiary, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent and as lender, pursuant to which Edgewell Netherlands may borrow up to €270.0 under a senior unsecured revolving loan (the "Netherlands Credit Facility"). As of September 30, 2015, we had outstanding borrowings of €241.5 (approximately $269.9) under the Netherlands Credit Facility, recorded in Long-term debt.

New Energizer Borrowings. On June 1, 2015, New Energizer entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions, which provided for a five-year $250.0 senior secured revolving credit facility and a seven-year $400.0 senior secured term loan B facility. Also on June 1, 2015, New Energizer completed the issuance and sale of $600.0 5.50% Senior Notes due 2025. These borrowings were transferred to New Energizer in the Separation.

Debt Covenants
The credit agreements governing our debt contain certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of our credit agreements, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. In addition, under the credit agreements, the ratio of our current year earnings before interest and taxes ("EBIT"), as defined in the agreements, to total interest expense must exceed 3.0 to 1. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be "added-back" in determining EBITDA for purposes of the indebtedness ratio. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the Netherlands Credit Facility. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not "added-back". Total interest expense is calculated in accordance with GAAP. If we fail to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross defaults on our other borrowings.
As of September 30, 2015 we were in compliance, in all material respects, with the provisions and covenants associated with these debt agreements.
For further information on Separation related debt transactions, see Note 10 to the Consolidated Financial Statements.

Cash Flows
The Company's cash flow statements in prior periods were not required to be adjusted for discontinued operations. Accordingly, fiscal 2015 included nine months of activity for the Household Products business and fiscal 2014 and 2013 included 12 months of activity for the Household Products business. A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2015	2014	2013
Net cash from (used by):
Operating activities	$148.8	$572.0	$750.0
Investing activities	(174.8)	(263.4)	(89.1)
Financing activities	(327.2)	(147.7)	(377.5)
Effect of exchange rate changes on cash	(63.7)	(30.2)	(3.6)
Net (decrease) increase in cash and cash equivalents	$(416.9)	$130.7	$279.8

Operating Activities
Cash flow from operating activities was $148.8 in fiscal 2015, as compared to $572.0 in fiscal 2014. The primary drivers of the decline in cash flow from operating activities in fiscal 2015 were related to the Separation as we incurred higher cash expenditures related to the Separation and related debt restructuring during fiscal 2015 as compared to fiscal 2014. In addition, fiscal 2015 had three quarters of cash flows attributable to the Household Products business, as compared to four quarters in fiscal 2014. Cash flows related to changes in working capital declined by $27.9 from fiscal 2014 to fiscal 2015.
Cash flow from operating activities was $572.0 in fiscal 2014 as compared to $750.0 in fiscal 2013. The primary driver of the decrease was related to working capital. Cash flow from operating activities related to changes in assets and liabilities used in operations was a source of cash of $41.4 in fiscal 2014 as compared to $208.7 in fiscal 2013.

Investing Activities
Cash flow used by investing activities was $174.8 in fiscal 2015 as compared to $263.4 in fiscal 2014. The primary decrease in cash flow used by investing activities was related to the feminine care brands acquisition during fiscal 2014, compared to a much smaller acquisition in fiscal 2015 related to the Household Products business. Fiscal 2015 also included $93.8 related to the deconsolidation of our Venezuelan operations.
Cash flow used by investing activities was $263.4 in fiscal 2014 as compared to $89.1 in fiscal 2013. The increase in cash used by investing activities in fiscal 2014 was driven by the feminine care brands acquisition.
Capital expenditures were $99.4 in fiscal 2015, $85.3 in fiscal 2014 and $90.6 in fiscal 2013. Capital expenditures increased in fiscal 2015 largely due to investments in our operating facilities related to the 2013 Restructuring project, as well as increased investments in information technology systems to support the Separation. See Note 17 of Notes to Consolidated Financial Statements for capital expenditures by segment. Capital expenditures of approximately $65 to $85 are anticipated in fiscal 2016, primarily related to our manufacturing facilities, new products, and information technology system enhancements, and are expected to be funded by cash flow from our operations.

Financing Activities
Cash flow from financing activities in fiscal 2015 was impacted by various debt transactions related to the Separation. Net cash used by financing activities was $327.2 in fiscal 2015 as compared to $147.7 in fiscal 2014. This change was driven by cash outflows related to our repayment of (1) the $1,000.0 Bridge Facility, (2) $900.0 of long-term borrowings primarily related to the Private Placement Notes and (3) $252.6 of short-term borrowings, as well as $499.7 of cash transferred to New Energizer upon Separation and increased share repurchases of $80.8 compared to fiscal 2014. Offsetting the increase in cash used by financing activities were long-term borrowings of $2,604.2, primarily consisting of (1) the $1,000.0 Bridge Facility, (2) $600.0 New Energizer Senior Notes, (3) $400.0 New Energizer Term Loan, (4) $269.0 Netherlands Credit Facility and (5) $335.0 under our Revolving Facility, as well as decreased dividend payments of $30.7 as compared to fiscal 2014.
Cash flow used by financing activities in fiscal 2014 was $147.7 as compared to $377.5 in fiscal 2013. Total debt increased $54.1 in fiscal 2014 as compared to a decrease of $295.4 in fiscal 2013. Shares repurchased during fiscal 2014 were $94.4 as compared to zero in fiscal 2013 and dividend payments increased in fiscal 2014 by $18.3.

Dividends
During each of the first three quarters of 2015, the Board declared dividends of $0.50 per share of common stock, totaling $94.2, of which $93.2 were paid. We did not declare or pay any cash dividends during the fourth quarter of fiscal 2015, and we do not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and our financial condition and will be declared at the sole discretion of the Board. See "We do not expect to pay dividends for the foreseeable future" under Item1A. Risk Factors.
On July 1, 2015, we distributed 100% of the outstanding shares of common stock of New Energizer to our shareholders. For further information on the Separation, see Note 1 of Notes to Consolidated Financial Statements.

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

Share Repurchases
In May 2015, the Board approved an authorization to repurchase up to ten million shares of our common stock. This authorization replaced the prior share repurchase authorization. During the fourth quarter of fiscal 2015, we repurchased 2.0 shares of our common stock, all of which were purchased under this resolution. No other shares of our common stock were repurchased under share repurchase authorizations during fiscal 2015. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors. See "There can be no guarantee that we will repurchase stock" in Item 1A. Risk Factors.
During fiscal 2015, 0.2 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents or execution of net stock option exercises.

Inflation
Management recognizes that inflationary pressures may have an adverse effect on us through higher material, labor and transportation costs, asset replacement costs and related depreciation, and health care and other costs. In general, we have been able to offset or minimize inflation effects through a variety of methods including pricing actions, cost reductions and productivity improvements. We can provide no assurance that such mitigation will be available in the future.

Seasonality
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal. This has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Within our Wet Shave segment, sales of women's products are moderately seasonal, with increased consumer demand in the spring and summer months.

Foreign Currency
Certain net sales and costs of our international operations are denominated in the local currency of the respective countries. As such, sales and profits from these subsidiaries may be impacted by fluctuations in the value of these local currencies relative to the U.S. dollar. We also have significant intercompany financing arrangements that may result in gains and losses in our results of operations. In an effort to mitigate the impact of currency exchange rate effects, we may hedge certain operational and intercompany transactions; however, our hedging strategies may not fully offset gains and losses recognized in our results of operations.

Contractual Obligations
A summary of our significant contractual obligations at September 30, 2015 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$1,704.9	$—	$269.9	$335.0	$1,100.0
Interest on long-term debt	375.6	63.8	121.4	115.2	75.2
Notes payable	17.5	17.5	—	—	—
Minimum pension funding (1)	17.2	9.2	6.9	1.1	—
Operating leases	32.8	11.9	11.4	5.4	4.1
Purchase obligations and other (2) (3) (4)	115.1	59.2	25.1	12.3	18.5
Total	$2,263.1	$161.6	$434.7	$469.0	$1,197.8

(1)
Globally, our total pension contributions in the next twelve months are estimated to be approximately $9.2. U.S. pension plans constitute over 75% of the total benefit obligations and plan assets for our pension plans. The estimates beyond fiscal 2016 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal 2020 are not currently determinable. We are currently evaluating the discretionary funding of certain international defined benefit plans that are presently unfunded.

(2)
We have estimated approximately $20.0 of cash settlements associated with unrecognized tax benefits within the next year, which are included in the table above. As of September 30, 2015, our Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $47.1. The contractual obligations table above does not include this liability beyond one year. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for periods beyond the next twelve months cannot be made, and thus is not included in this table.

(3)	Included in the table above are approximately $50.0 of fixed costs related to third party logistics contracts.

(4)	Included in the table above are approximately $12.4 of severance and related benefit costs associated with staffing reductions that have been identified to date related to the 2013 Restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms and are non-routine in nature. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2015, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these arrangements have been excluded from the table above.

Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Accrued environmental costs at September 30, 2015 were $14.2, of which $1.1 is expected to be spent in fiscal 2016. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Legal and Other Contingencies
We, and our affiliates, are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We review our legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we believe that our liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims, which are likely to be asserted, is not reasonably likely to be material to our financial position, results of operations or cash flows, taking into account established accruals for estimated liabilities.

Critical Accounting Policies
The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Specific areas, among others, requiring the application of management's estimates and judgment include assumptions pertaining to accruals for consumer and trade-promotion programs, pension and postretirement benefit costs, share-based compensation, future cash flows associated with impairment testing of goodwill and other long-lived assets, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, we evaluate our estimates, but actual results could differ materially from those estimates.
Our most critical accounting policies are revenue recognition, pension and other postretirement benefits, share-based compensation, the valuation of long-lived assets (including property, plant and equipment), income taxes (including uncertain tax positions) and the carrying value of intangible assets (and the related impairment testing of goodwill and other indefinite-lived intangible assets). A summary of our significant accounting policies is contained in Note 2 of Notes to Consolidated Financial Statements. This listing is not intended to be a comprehensive list of all of our accounting policies.

Revenue Recognition
We derive revenues from the sale of our products. Revenue is recognized when title, ownership and risk of loss pass to the customer. When discounts are offered to customers for early payment, an estimate of the discounts is recorded as a reduction of net sales in the same period as the sale. Standard sales terms are final and, except for seasonal sun care returns, which are discussed in detail in the next paragraph, returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return exists for a particular sale.
Under certain circumstances, we allow customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the title, ownership and risk of loss pass to the customer. The terms of these sales vary, but in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; title to the product has transferred; there is an obligation to pay at a specified date without any additional conditions or actions required by us; and collection is reasonably assured. Simultaneous with the sale, we reduce sales and cost of sales, and reserve amounts on our consolidated balance sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the sun care product purchased during the season under the required terms. We generally receive returns of U.S. sun care products from September through January following the summer sun care season. We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors, including expiration dates, and inventory positions at key retailers as the sun care season progresses. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2015 sun care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $2.8 and our reported operating income by $2.5. At September 30, 2015, our reserve on the Consolidated Balance Sheet for returns was $50.3 and was $45.4 at September 30, 2014.
We offer a variety of programs, primarily to our retail customers, designed to promote sales of our products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. We accrue, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, we offer programs directly to consumers to promote the sale of our products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of net sales at the time the promotional offer is made, generally using estimated redemption and participation levels. Taxes we collect on behalf of governmental authorities, which are generally included in the price to the customer, are also recorded as a reduction of net sales.
We continually assess the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material to annual results.

Pension Plans and Other Postretirement Benefits
The determination of our obligation and expense for pension and other postretirement benefits is dependent on certain assumptions developed by us and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, future salary increases and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension and other postretirement obligations. This has been evident in recent years, as market discount rates utilized to determine the actuarial valuation of plan liabilities have, collectively, moved significantly lower as compared to market interest rates prior to the most recent recession. This has resulted in higher actuarial pension liabilities over time and contributed to higher net periodic pension costs. In determining the discount rate, we use the yield on high-quality bonds that coincide with the cash flows of our plans' estimated payouts. For the U.S. plans, which represent our most significant obligations, we consider the Mercer yield curve in determining the discount rates.
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2015, a one percentage point decrease or increase in expected asset returns would increase or decrease our pre-tax pension expense by approximately $7.0. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A one percentage point decrease in the discount rate would increase pension obligations by approximately $80.0 at September 30, 2015.
As allowed under GAAP, our U.S. qualified pension plan uses Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years, thereby reducing the short-term impact of market fluctuations.
In the first quarter of fiscal 2013, we approved and communicated changes to our U.S. pension plan, which is the most significant of our pension obligations. Effective January 1, 2014, the pension benefit earned at that date by active participants under the legacy U.S. pension plans was frozen and future service benefits are no longer being accrued under these retirement programs. Additionally, in the fourth quarter of fiscal 2013, we finalized and communicated a decision to discontinue certain postretirement medical and life insurance benefits. The communication was provided to all eligible participants of the impacted plans and advised that we would discontinue all benefits associated with the impacted plans effective December 31, 2013. The combined impact of the non-cash gains associated with these pension and other postretirement benefit changes, which was $39.2 pre-tax, was reported as a separate line item.

We have historically provided defined benefit pension plans to our eligible employees, former employees and retirees including those associated with New Energizer. As part of the Separation, and in accordance with the Employee Matters Agreement, certain combined plans were split between Edgewell and New Energizer. Accordingly, we transferred to New Energizer pension obligations associated with their active, retired and other former employees for those impacted defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable ERISA (The Employee Retirement Income Security Act of 1974), Internal Revenue Service and other jurisdictional requirements. As of September 30, 2015, certain international defined benefit plans retained by Edgewell are unfunded. We fund pensions in compliance with ERISA or local funding requirements. We are currently evaluating the discretionary funding of our unfunded international plans.
Further detail on our pension and other postretirement benefit plans is included in Note 11 of Notes to Consolidated Financial Statements.

Share-Based Compensation
We grant restricted stock equivalent ("RSE") awards, which generally vest over two to four years. Historically, a portion of the RSE awards granted provide for the issuance of common stock to certain managerial staff and executive management if we achieve specified performance targets. The estimated fair value of each grant issued is estimated on the date of grant based on the current market price of the stock, as adjusted for the impact to the grant date fair value of the inclusion of a total shareholder return modifier for those performance awards containing such a provision. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management's assessment of the probability that performance goals will be achieved. If such goals are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level. If it is determined that the performance goals will be exceeded, additional compensation expense is recognized.
Options are granted at the market price on the grant date and generally vest ratably over three to seven years. We calculate the fair value of total share-based compensation for options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements, including the expected term, expected stock price volatility, risk-free interest rate and expected dividends. An additional assumption is made on the number of awards expected to forfeit prior to vesting. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, or there is a change in the number of awards expected to forfeit prior to vesting.

Valuation of Long-Lived Assets
We periodically evaluate our long-lived assets, including property, plant and equipment, goodwill and intangible assets, for potential impairment indicators. Judgments regarding the existence of impairment indicators, including lower than expected cash flows from acquired businesses, are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. We estimate fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital and discount rates, which would affect the impairment calculation. See the discussion on "Acquisitions, Goodwill and Intangible Assets" included later in this section for further information, including information on the non-cash impairment charge taken during fiscal 2015.
In November 2012, the Board authorized an enterprise-wide restructuring plan. In January 2014, the Board authorized an expansion of the scope of the previously announced 2013 restructuring project. We recorded accelerated depreciation of $4.6 and $0.6 for fiscal 2015 and 2014, respectively, related primarily to certain manufacturing assets including property, plant and equipment located at facilities to be closed or streamlined as part of our restructuring initiatives. See Note 5 of Notes to Consolidated Financial Statements for further details.
Additionally, we initiated certain restructuring activities in connection with the Separation, in order to prepare both businesses to operate as stand-alone entities. The restructuring activities included efforts to: (i) adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business; (ii) centralize certain back-office functions to increase efficiencies; (iii) outsource certain non-core transactional activities; and (iv) reduce headcount to optimize the cost structures of each stand-alone business. As part of these restructuring activities, we recorded non-cash asset impairment charges of $3.7 during fiscal 2015.
In May 2015, the Board authorized the strategic decision to exit our industrial blade business, which was part of our All Other segment, due to a shift of management focus to other segment products. During fiscal 2015, we incurred $21.9 of pre-tax non-cash asset impairment charges and a $10.8 pre-tax loss on sale of assets related to the sale of the business.

Income Taxes
Our annual effective income tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements or assets recorded at estimated fair value in business combinations for which there was no corresponding tax basis adjustment.
We regularly repatriate a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in foreign affiliates. We intend to reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations, fund strategic growth objectives, fund pension and other postretirement obligations and fund capital projects. See Note 6 of Notes to Consolidated Financial Statements for further discussion.
We estimate income taxes and the effective income tax rate in each jurisdiction that we operate. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets, the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable and possible exposures related to future tax audits. Deferred tax assets are evaluated on a subsidiary by subsidiary basis to ensure that the asset will be realized. Valuation allowances are established when the realization is not deemed to be more likely than not. Future performance is monitored, and when objectively measurable operating trends change, adjustments are made to the valuation allowances accordingly. To the extent the estimates described above change, adjustments to income taxes are made in the period in which the estimate is changed.
We operate in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, we may take positions that management believes are supportable, but are potentially subject to successful challenges by the appropriate taxing authority. We evaluate our tax positions and establish liabilities in accordance with guidance governing accounting for uncertainty in income taxes. We review these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.

Acquisitions, Goodwill and Intangible Assets
We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results, as we recognize amortization expense on indefinite-lived intangible assets. We use a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other experts to assess the obligations associated with legal, environmental or other claims.
Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. Determining the useful life of an intangible asset also requires judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on the same factors. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. See Note 8 of Notes to Consolidated Financial Statements.

However, future changes in the judgments, assumptions and estimates that are used in our impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. Given that the carrying value for the Playtex, Wet Ones and Skintimate brand names have been reduced to their determined fair value, as noted below, these intangible assets will be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis including discount rates.
The recorded value of goodwill and intangible assets from recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and, therefore, are likely more susceptible to an adverse change that could require an impairment charge.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually in the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. We continuously monitor changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As a result of the Separation, we allocated personal care goodwill to the relevant reporting units, using the relative fair value approach, and reviewed this goodwill for impairment as of July 1, 2015. The estimated fair value of each of our reporting units was estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. There were no indications of impairment of goodwill noted during this testing.
In addition, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across our segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue growth, discount rates, contributory asset charges and appropriate royalty rates. Revenue growth assumptions are based on historical trends and managements' expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. We estimated royalty rates based on operating profits of the brand. We determined that the carrying values of our Playtex, Wet Ones and Skintimate brand names of $663.0, $214.0 and $67.0, respectively, were above the fair values of $414.8, $173.6 and $37.4, resulting in a non-cash asset impairment charge of $318.2 during fiscal 2015. This non-cash asset impairment charge, which was shown as a separate line item, is attributable to our segments as follows: $29.6 Wet Shave; $55.8 Sun and Skin Care; $161.3 Feminine Care and $71.5 All Other. The impairment of the Playtex brand was primarily the result of slower adoption of new products and reductions in legacy product sales for certain feminine care products, as well as declines in certain international markets related to the Separation. In addition, the impairment of the Playtex brand was driven by our infant care products, where competitive pressures, delays in product launches and loss of licensing drove the sales decline. Both the Wet Ones and Skintimate impairments were primarily related to the introduction of competing products in the market, which resulted in share and margin declines. While we continue to be optimistic about the future potential and value of these brands, the forecasted growth and cash flows projected previously were not achieved. Given that the carrying value for the Playtex, Wet Ones and Skintimate brand names have been reduced to their determined fair value, these intangible assets will be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.

Recently Issued Accounting Standards
Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion regarding recently issued accounting standards and their estimated impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, interests rates and our stock price. The following risk management discussion and the estimated amounts generated from the sensitivity-analysis are forward-looking statements of market risk, assuming certain adverse market conditions occur. Company policy allows derivatives to be used only for identifiable exposures and, therefore, we do not enter into hedges for trading purposes where the sole objective is to generate profits.

Currency Rate Exposure
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
We do business in certain developing markets, which may be susceptible to greater volatility of inflation and currency exchange rates, as well as government pricing and import controls. While the activity is not considered material in relation to the consolidated company as a whole, there could be negative impacts to operating results in certain markets, if inflationary pressures, exchange volatility and government controls negatively impact our ability to operate effectively and profitably.

Derivatives Designated as Cash Flow Hedging Relationships
We enter into forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax gain of $4.6 and $14.5 at September 30, 2015 and 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2015 levels over the next twelve months, approximately $4.6 of the pre-tax gain included in Accumulated other comprehensive loss at September 30, 2015 is expected to be included in earnings in fiscal 2016. Contract maturities for these hedges extend into fiscal year 2017. There were 68 open foreign currency contracts at September 30, 2015 with a notional value of approximately $130.6.
For further information on our derivatives designated as cash flow hedging relationships, see Note 15 of Notes to Consolidated Financial Statements.

Derivatives Not Designated as Cash Flow Hedging Relationships
Our foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases and are revalued in the foreign subsidiary's local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary's local currency results in an exchange gain or loss recorded in Other financing items, net. The primary currency to which our foreign subsidiaries are exposed is the U.S. dollar.
We enter into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge these balance sheet exposures. Any gains or losses on these contracts are expected to be offset by a transaction gain or loss on the underlying exposure, thus they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in income of $13.1 and $4.2 for the twelve months ended September 30, 2015 and 2014, respectively, and was recorded in Other financing items, net. There were five open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2015, with a notional amount of approximately $131.8.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 15 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of September 30, 2015, our outstanding debt included $269.9 variable-rate debt on our Netherlands Credit Facility and $335.0 on our Revolving Facility. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $6.2 million.
The remaining outstanding debt as of September 30, 2015 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Stock Price Exposure
We held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed, to mitigate the impact of changes in certain of our deferred compensation liabilities tied to our common stock price. The fair market value of the share option was $5.6 at September 30, 2014, and was included in Other current assets. The share option was settled in November 2014 for $6.1. Period activity related to the share option was classified in the same category in the cash flow statements as the period activity associated with our deferred compensation liability, which was cash flow from operations.

Item 8. Financial Statements and Supplementary Data.

Responsibility for Financial Statements
The preparation and integrity of the financial statements of Edgewell Personal Care Company (the "Company") are the responsibility of its management. These statements have been prepared in conformance with generally accepted accounting principles in the United States of America, and in the opinion of management, fairly present the Company's financial position, results of operations and cash flows.
The Company maintains accounting and internal control systems, which it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and a program of internal audits are important elements of these control systems.
The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit and the independent auditors to discuss audit and financial reporting matters. To assure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

Management's Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles for external purposes. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's assessment, management has concluded that internal control over financial reporting as of September 30, 2015 was effective. The Company's internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Edgewell Personal Care Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Edgewell Personal Care Company and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 30, 2015

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
(in millions, except share data)

	Fiscal Year
	2015	2014	2013
Net sales	$2,421.2	$2,612.2	$2,448.9
Cost of products sold	1,237.4	1,322.3	1,249.5
Gross profit	1,183.8	1,289.9	1,199.4

Selling, general and administrative expense	571.6	534.7	498.4
Advertising and sales promotion expense	367.1	371.3	312.6
Research and development expense	71.0	69.5	69.3
Impairment charge	318.2	—	—
Venezuela deconsolidation charge	79.3	—	—
Spin restructuring charges	28.3	—	—
2013 restructuring charges	26.7	49.9	18.0
Industrial sale charges	32.7	—	—
Net pension and postretirement benefit gains	—	(1.1)	(39.2)
Interest expense	99.8	119.0	126.6
Cost of early debt retirements	59.6	—	—
Other (income) expense, net	(11.8)	0.8	8.3
(Loss) earnings from continuing operations before income taxes	(458.7)	145.8	205.4
Income tax (benefit) provision	(162.6)	28.1	50.2
(Loss) earnings from continuing operations	(296.1)	117.7	155.2
Earnings from discontinued operations, net of tax	20.8	238.4	251.8
Net (loss) earnings	$(275.3)	$356.1	$407.0

Basic (loss) earnings per share (Note 7):
(Loss) earnings from continuing operations	$(4.78)	$1.90	$2.50
Earnings from discontinued operations, net of tax	0.34	3.85	4.05
Net (loss) earnings	(4.44)	5.74	6.55

Diluted (loss) earnings per share (Note 7):
(Loss) earnings from continuing operations	$(4.78)	$1.88	$2.47
Earnings from discontinued operations, net of tax	0.34	3.81	4.00
Net (loss) earnings	(4.44)	5.69	6.47

Statement of Comprehensive (Loss) Income:
Net (loss) earnings	$(275.3)	$356.1	$407.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(111.4)	(83.0)	4.6
Pension and postretirement activity, net of tax of ($6.2) in 2015, ($11.6) in 2014 and $18.9 in 2013	(7.4)	(24.6)	35.7
Deferred (loss) gain on hedging activity, net of tax of ($2.0) in 2015, $3.6 in 2014 and $3.1 in 2013	(3.4)	9.4	4.6
Total other comprehensive (loss) income, net of tax	(122.2)	(98.2)	44.9
Total comprehensive (loss) income	$(397.5)	$257.9	$451.9

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2015	September 30, 2014
Assets
Current assets
Cash and cash equivalents	$712.1	$1,129.0
Trade receivables, less allowance for doubtful accounts of $5.4 and $13.4, respectively	279.8	495.0
Inventories	332.8	616.9
Other current assets	311.9	488.7
Total current assets	1,636.6	2,729.6
Property, plant and equipment, net	476.1	751.7
Goodwill	1,421.8	1,487.4
Other intangible assets, net	1,408.5	1,847.3
Other assets	48.7	112.7
Total assets	$4,991.7	$6,928.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$230.0
Notes payable	17.5	289.5
Accounts payable	236.9	397.1
Other current liabilities	412.4	657.1
Total current liabilities	666.8	1,573.7
Long-term debt	1,704.0	1,768.9
Deferred income tax liabilities	335.8	471.1
Other liabilities	421.0	592.7
Total liabilities	3,127.6	4,406.4
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 and 65,251,989 issued; 60,176,237 and 61,824,350 outstanding, respectively	0.7	0.7
Additional paid-in capital	1,644.2	1,641.3
Retained earnings	772.9	1,373.0
Common shares in treasury at cost, 5,075,752 and 3,427,639, respectively	(382.2)	(221.6)
Accumulated other comprehensive loss	(171.5)	(271.1)
Total shareholders' equity	1,864.1	2,522.3
Total liabilities and shareholders' equity	$4,991.7	$6,928.7

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2015	2014	2013
Cash Flow from Operating Activities
Net (loss) earnings	$(275.3)	$356.1	$407.0
Adjustments to reconcile net (loss) earnings to net cash flow from operations:
Non-cash restructuring costs	41.5	4.7	42.9
Net pension and postretirement gains	—	(1.1)	(107.6)
Depreciation and amortization	115.3	136.2	144.5
Impairment charge	318.2	—	—
Venezuela deconsolidation charge	144.5	—	—
Deferred income taxes	(190.4)	3.2	43.3
Non-cash items included in income, net	19.4	65.2	70.9
Other, net	(37.9)	(33.7)	(59.7)
Changes in current assets and liabilities used in operations, net of effects of business acquisitions:
Accounts receivable, net	21.7	(34.7)	181.8
Inventories	(35.7)	22.4	45.1
Other current assets	13.9	(84.2)	(45.8)
Accounts payable	(73.4)	57.4	17.5
Other current liabilities	87.0	80.5	10.1
Net cash from operating activities	148.8	572.0	750.0
Cash Flow from Investing Activities
Capital expenditures	(99.4)	(85.3)	(90.6)
Change related to Venezuelan operations	(93.8)	—	—
Acquisitions, net of cash acquired	(12.1)	(187.1)	—
Proceeds from sale of assets	16.6	9.1	1.8
Change in restricted cash	13.9	(0.1)	(0.3)
Net cash used by investing activities	(174.8)	(263.4)	(89.1)
Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	2,604.2	—	—
Cash payments on debt with original maturities greater than 90 days	(1,900.0)	(140.1)	(231.5)
Net (decrease) increase in debt with original maturities of 90 days or less	(252.6)	194.2	(63.9)
Deferred finance expense	(15.1)	—	—
Common shares purchased	(175.2)	(94.4)	—
Cash dividends paid	(93.2)	(123.9)	(105.6)
Transfer of cash and cash equivalents to New Energizer	(499.7)	—	—
Proceeds from issuance of common shares, net	4.4	9.9	18.2
Excess tax benefits from share-based payments	—	6.6	5.3
Net cash used by financing activities	(327.2)	(147.7)	(377.5)
Effect of exchange rate changes on cash	(63.7)	(30.2)	(3.6)
Net (decrease) increase in cash and cash equivalents	(416.9)	130.7	279.8
Cash and cash equivalents, beginning of period	1,129.0	998.3	718.5
Cash and cash equivalents, end of period	$712.1	$1,129.0	$998.3

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$164.3	$120.3	$126.5
Cash paid for income taxes, net	55.0	115.2	142.2

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at September 30, 2012	108.0	$1.1	(46.5)	$(2,328.7)	$1,621.7	$2,993.2	$(217.8)	$2,069.5
Net earnings	—	—	—	—	—	407.0	—	407.0
Foreign currency translation adjustments	—	—	—	—	—	—	4.6	4.6
Pension and postretirement activity	—	—	—	—	—	—	35.7	35.7
Deferred gain on hedging activity	—	—	—	—	—	—	4.6	4.6
Cash dividends declared	—	—	—	—	—	(108.1)	—	(108.1)
Retirement of treasury shares	(42.8)	(0.4)	42.8	2,146.5	—	(2,146.1)	—	—
Activity under share plans	—	—	0.8	35.0	7.2	(1.9)	—	40.3
Balance at September 30, 2013	65.2	$0.7	(2.9)	$(147.2)	$1,628.9	$1,144.1	$(172.9)	$2,453.6
Net earnings	—	—	—	—	—	356.1		356.1
Foreign currency translation adjustments	—	—	—	—	—	—	(83.0)	(83.0)
Pension and postretirement activity	—	—	—	—	—	—	(24.6)	(24.6)
Deferred gain on hedging activity	—	—	—	—	—	—	9.4	9.4
Cash dividends declared	—	—	—	—	—	(126.2)	—	(126.2)
Repurchase of shares	—	—	(1.0)	(94.4)	—	—	—	(94.4)
Activity under share plans	—	—	0.5	20.0	12.4	(1.0)	—	31.4
Balance at September 30, 2014	65.2	$0.7	(3.4)	$(221.6)	$1,641.3	$1,373.0	$(271.1)	$2,522.3
Net (loss) earnings	—	—	—	—	—	(275.3)	—	(275.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(111.4)	(111.4)
Pension and postretirement activity	—	—	—	—	—	—	(7.4)	(7.4)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Distribution to New Energizer	—	—	—	—	—	(230.6)	221.8	(8.8)
Cash dividends declared	—	—	—	—	—	(94.2)	—	(94.2)
Repurchase of shares	—	—	(2.0)	(175.2)	—	—	—	(175.2)
Activity under share plans	—	—	0.3	14.6	2.9	—	—	17.5
Balance at September 30, 2015	65.2	$0.7	(5.1)	$(382.2)	$1,644.2	$772.9	$(171.5)	$1,864.1

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company, formerly known as Energizer Holdings, Inc., and its subsidiaries (collectively, "Edgewell" or the "Company"), is one of the world's largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. Edgewell has a portfolio of over 25 brands and a global footprint in more than 50 countries. Prior to the separation of its Household Products business on July 1, 2015, the Company was also one of the world's largest manufacturers and marketers of primary batteries and portable lighting.
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick, Wilkinson Sword, Edge, Skintimate, Shave Guard and Personna brands, as well as non-branded products. The Company's wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•	Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products, as well as Wet Ones hand and face wipes and Playtex household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex, Stayfree, Carefree and o.b. brands, as well as personal cleansing wipes under the Playtex brand.

•
All Other primarily includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

On July 1, 2015, the Company completed the separation of its Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The Company completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to the Company's shareholders. The newly formed company assumed the name Energizer Holdings, Inc. ("New Energizer") and began trading under the symbol "ENR" on the New York Stock Exchange ("NYSE"). Shareholders of record received one share of New Energizer for each share held of the historical combined company as of the close of business on June 16, 2015, the record date of the distribution. The Company distributed a total of 62.2 shares of New Energizer common stock. Edgewell retained the Personal Care business and now trades on the NYSE under the symbol "EPC". Following the Separation, the Company does not beneficially own any shares of New Energizer.
See Note 3 of Notes to Consolidated Financial statements for more information on the Separation.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.
Separation. The historical financial results of the Company's Household Products business are presented as discontinued operations on the Consolidated Statements of Earnings and, as such, have been excluded from both continuing operations and segment results for all periods presented. The Company has reflected the Separation as a distribution on the Consolidated Statement of Changes in Shareholders' Equity and the cash transferred on the Consolidated Statement of Cash Flows in fiscal 2015. The prior year Consolidated Balance Sheet and the Statements of Comprehensive (Loss) Income and Cash Flows for all periods presented have not been adjusted to reflect the effect of the Separation, as the Company has not yet adopted the Financial Accounting Standards Board's ("FASB") updated guidance on the presentation of discontinued operations. Unless indicated otherwise, the information in Notes to Consolidated Financial Statements relates to the Company's continuing operations. Prior periods have been recast to reflect the Company's current segment reporting.

Additionally, the accompanying consolidated financial statements include incremental costs incurred to evaluate, plan and execute the Separation. The Company also initiated certain restructuring activities in order to prepare both businesses to operate as stand-alone entities. The restructuring activities included efforts to:

•	Adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	Centralize certain back-office functions to increase efficiencies;

•	Outsource certain non-core transactional activities; and

•	Reduce headcount to optimize the cost structures of each stand-alone business.

The Company incurred the following pre-tax charges related to the Spin and Spin restructuring initiatives:

•	$170.3 for fiscal 2015 ($137.8 included in Selling, general and administrative expense ("SG&A"), $4.2 included in Cost of products sold and $28.3 included in Spin restructuring charges);

•	$24.4 for fiscal 2014 (included in SG&A); and

•	$194.7 for the project-to-date ($162.2 included in SG&A, $4.2 included in Cost of products sold and $28.3 included in Spin restructuring charges).

The Company incurred an additional $73.5 and $38.6 of pre-tax Spin and Spin restructuring charges in fiscal 2015, and an additional $20.3 of pre-tax Spin costs in fiscal 2014, which have been classified as discontinued operations. There were no Spin or Spin restructuring charges incurred during fiscal 2013. The Company expects to incur approximately $10.0 to $12.0 additional Spin costs in fiscal 2016, primarily in the first half of the year.

Venezuela Deconsolidation. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations' ability to pay dividends and settle intercompany obligations. The severe currency controls imposed by the Venezuelan government have significantly limited the Company's ability to realize the benefits from earnings of its Venezuelan operations and access the resulting liquidity provided by those earnings. The Company expects that this condition will continue for the foreseeable future. This lack of exchangeability has resulted in a lack of control over the Company's Venezuelan subsidiaries for accounting purposes. The Company deconsolidated its Venezuelan subsidiaries on March 31, 2015 and began accounting for the investment in its Venezuelan operations using the cost method of accounting. As a result of deconsolidating its Venezuelan subsidiaries, the Company recorded a charge of $144.5 during fiscal 2015, of which $79.3 was included within continuing operations, which had no accompanying tax benefit. This charge included the write-off of the investment in the Company's Venezuelan subsidiaries, foreign currency translation losses of $18.5 previously recorded in accumulated other comprehensive loss and the write-off of $18.5 of intercompany receivables. Since March 31, 2015, the Company's financial results have not included the operating results of its Venezuelan operations. Instead, the Company will record revenue for sales of inventory to its Venezuelan operations to the extent cash is received. Further, dividends from the Company's Venezuelan subsidiaries will be recorded as other income upon receipt of the cash.

Note 2 - Summary of Significant Accounting Policies
The Company's significant accounting policies, which conform to GAAP and are applied on a consistent basis among all years presented, except as indicated, are described below.

Foreign Currency Translation
Financial statements of foreign operations where the local currency is the functional currency are translated using end-of-period exchange rates for assets and liabilities, and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component within accumulated other comprehensive income in the shareholders' equity section of the Consolidated Balance Sheets, except as noted below.
Gains and losses resulting from foreign currency transactions are included in net income. During fiscal 2015, 2014 and 2013, foreign currency losses of $33.1, $10.8 and $1.8, respectively, were included within net income from continuing operations. These losses were partially offset by foreign exchange ("FX") instruments as described below and in Note 15 of Note to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including currency forwards, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2015.
At September 30, 2015, the Company had $622.4 of variable rate debt outstanding. The Company has, in the past, used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2015, the Company did not have any interest rate swap agreements outstanding.
For further discussion see Note 10 and Note 15 of Notes to Consolidated Financial Statements.

Cash Equivalents
Cash equivalents are all considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2015, the Company had $712.1 in available cash and cash equivalents, substantially all of which was outside of the U.S. The Company has extensive operations, including a significant manufacturing footprint outside of the U.S. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company's subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings indefinitely.

Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flow from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net earnings. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily operating activities. Cash payments related to income taxes are classified as operating activities.
Prior year cash flow information has not been adjusted for discontinued operations.

Accounts Receivable Valuation
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in SG&A.

Inventories
Inventories are valued at the lower of cost or market, with cost generally being determined using average cost or the first-in, first-out ("FIFO") method.
In connection with the feminine care brands acquisition in fiscal 2014, the Company recorded an increase in the estimated fair value of inventory acquired of $8.0, to bring the carrying value of the inventory purchased to an amount which approximated the estimated selling price of the finished goods on hand at the acquisition closing date less the sum of (a) costs to sell and distribute and (b) a reasonable profit allowance for these efforts by the acquiring entity. As the inventory was sold during the first and second quarter of fiscal 2014, the adjustments were charged to Cost of products sold in those respective periods.

Capitalized Software Costs
Capitalized software costs are included in other assets. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included in the Capital expenditures caption in the Consolidated Statements of Cash Flows. Amortization expense was $6.1, $2.5, and $2.0 in fiscal 2015, 2014 and 2013, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net is stated at historical costs. Property, plant and equipment acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Capital expenditures caption in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in earnings. Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to 25 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $73.7 in fiscal 2015, including accelerated depreciation charges of $4.6 related to our 2013 restructuring project. Depreciation expense was $82.9 in fiscal 2014, including accelerated depreciation charges of $0.6 related to our 2013 restructuring project. Depreciation expense in fiscal 2013 was $71.7. See Note 5 of Notes to Consolidated Financial Statements for further information on the 2013 restructuring project.
Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of the Company's annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. The estimated fair value of each reporting unit (Wet Shave, Sun and Skin Care, Feminine Care, Infant Care and All Other) is estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. Intangible assets with finite lives, and a remaining weighted average life of approximately 13 years, are amortized on a straight-line basis over expected lives of five to 20 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.
As a result of the Separation, the Company allocated goodwill from its former Personal Care segment to the relevant reporting units, using the relative fair value approach, and reviewed this goodwill for impairment as of July 1, 2015. There were no indications of impairment of goodwill noted during this testing. In addition, the Company completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across the Company's segments. The Company determined that the carrying values of its Playtex, Wet Ones and Skintimate brand names were above the fair values, resulting in a non-cash asset impairment charge of $318.2 during fiscal 2015. See Note 8 of Notes to Consolidated Financial Statements for further information on the impairment.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, other than goodwill and other intangible assets for impairment, when events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analysis to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.
In May 2015, the Company's Board of Directors (the "Board") authorized the strategic decision to exit the Company's industrial blade business due to a shift of management focus to other products. The Company sold the business to a third party in September 2015. Impacted by this decision were operations in Verona, Virginia; Obregon, Mexico; and the United Kingdom. During fiscal 2015, the Company incurred $21.9 of non-cash asset impairment charges, in addition to a $10.8 loss on the sale of the business. For further information on the sale, refer to Note 3 of Notes to the Consolidated Financial Statements.

Revenue Recognition
The Company's revenue is from the sale of its products. Revenue is recognized when title, ownership and risk of loss pass to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of net sales in the same period as the sale. The Company's standard sales terms are final and returns or exchanges are not permitted unless a special exception is made; reserves are established and recorded in cases where the right of return does exist for a particular sale.
Under certain circumstances, the Company allows customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. The Company records sales at the time the title, ownership and risk of loss pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; title to the product has transferred; there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and collectability is reasonably assured. Simultaneous with the sale, the Company reduces sales and cost of sales, and reserve amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the sun care product purchased during the season under the required terms. The Company generally receives returns of U.S. sun care products from September through January following the summer sun care season. It estimates the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors (including expiration dates) and inventory positions at key retailers as the sun care season progresses. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to identify potential returns issues. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. At September 30, 2015, the Company had a reserve for returns of $50.3 and $45.4 at September 30, 2014.
The Company offers a variety of programs, such as consumer coupons and similar consumer rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to net sales. The Company accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, the Company offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of net sales at the time the promotional offer is made, generally using estimated redemption and participation levels. Taxes the Company collects on behalf of governmental authorities, which are generally included in the price to the customer, are also recorded as a reduction of net sales. The Company continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statement of Earnings includes advertising costs of $198.8, $194.6 and $148.0, for fiscal 2015, 2014 and 2013, respectively.

Share-Based Payments
The Company grants restricted stock equivalents, which generally vest over two to four years. Historically, a portion of the restricted stock equivalents granted provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. The estimated fair value of each grant issued is estimated on the date of grant based on the current market price of the stock, as adjusted for the impact to the grant date fair value of the inclusion of a total shareholder return modifier for those performance awards containing such a provision. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management's assessment of the probability that performance targets will be achieved. If such targets are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level in the period the determination is made. If it is determined that the performance targets will be exceeded, additional compensation expense is recognized.

Options are granted at the market price on the grant date and generally vest ratably over three to seven years. The Company calculates the fair value of total share-based compensation for options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the consolidated financial statements, including the expected term, expected stock price volatility, risk-free interest rate and expected dividends. An additional assumption is made on the number of awards expected to forfeit prior to vesting. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, or there is a change in the number of awards expected to forfeit prior to vesting.

Income Taxes
The Company's annual effective income tax rate is determined based on its income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in the Company's tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in its income statement. Deferred tax liabilities generally represent tax expense recognized in the Company's financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in its tax return but has not yet been recognized in its financial statements or assets recorded at estimated fair value in business combinations for which there was no corresponding tax basis adjustment.
The Company regularly repatriates a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in foreign affiliates. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries to fund local operations, fund strategic growth objectives, fund pension and other postretirement obligations and fund capital projects. See Note 6 of Notes to Consolidated Financial Statements for further discussion.
The Company estimates income taxes and the effective income tax rate in each jurisdiction that it operates. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets, the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable and possible exposures related to future tax audits. Deferred tax assets are evaluated on a subsidiary by subsidiary basis to ensure that the asset will be realized. Valuation allowances are established when the realization is not deemed to be more likely than not. Future performance is monitored, and when objectively measurable operating trends change, adjustments are made to the valuation allowances accordingly. To the extent the estimates described above change, adjustments to income taxes are made in the period in which the estimate is changed.
The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, the Company may take positions that management believes are supportable, but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

Estimated Fair Values of Financial Instruments
Certain financial instruments are required to be recorded at estimated fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates estimated fair value. The estimated fair values of long-term debt and financial instruments are disclosed in Note 15 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
No new accounting pronouncements issued or effective during the fiscal year have had a material impact on the consolidated financial statements.

On April 7, 2015, the FASB issued a new Accounting Standards Update ("ASU"), which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. The update will be effective for the Company beginning October 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. Retrospective application is required, and an entity is required to comply with the applicable disclosures for a change in accounting principles upon adoption. The Company does not expect to early adopt this revised guidance and does not believe its adoption will have a material impact on the financial statements.
On May 28, 2014, the FASB issued a new ASU which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. On August 12, 2015, the FASB issued a new ASU which defers the effective date of the new guidance by one year such that the new provisions will now be required for annual reporting periods beginning after December 15, 2017. These updates will now be effective for the Company beginning October 1, 2018. The Company is in the process of evaluating the impact the revised guidance will have on its financial statements.
On July 22, 2015, the FASB issued a new ASU, which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using the first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for the Company beginning October 1, 2017, with early adoption permitted. The Company does not expect to early adopt this revised guidance and is in the process of evaluating its impact on the financial statements.
On September 25, 2015, the FASB issued a new ASU, which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effect, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments had been made at the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. This guidance will be effective for the Company beginning October 1, 2016. The Company does not believe its adoption will have a material impact on the financial statements.

Note 3 - Discontinued Operations and Divestiture
Discontinued Operations
On July 1, 2015, the Company completed the Separation of its Household Products business into a separate, publicly-traded company. See Note 1 of Notes to Consolidated Financial Statements.
The following is a summary of the assets and liabilities distributed to New Energizer on July 1, 2015, or shortly thereafter:

Assets
Cash and cash equivalents	$499.7
Trade receivables, net	154.7
Inventories	278.3
Other current assets	139.2
Property, plant and equipment, net	213.8
Goodwill	37.8
Other intangible assets, net	77.7
Other assets	63.4
Total assets	$1,464.6

Liabilities
Current maturities of long-term debt	$4.0
Accounts payable	93.7
Other current liabilities	323.7
Long-term debt	995.0
Other liabilities	39.4
Total liabilities	1,455.8
Net assets transferred to New Energizer	$8.8

As a result of the Separation, the Company recorded a $230.6 reduction in retained earnings which included net assets of $8.8. The Separation also resulted in a reduction of accumulated other comprehensive loss associated with foreign currency translation adjustments and with pension and postretirement benefit plans. The total adjustment to accumulated other comprehensive loss was $221.8.

The Household Products business has been reclassified to discontinued operations on the Statement of Earnings for all periods presented. Discontinued operations includes the results of the Household Products business, except for certain corporate overhead and other allocations, which remain in continuing operations. Discontinued operations also includes costs incurred by the Company to separate New Energizer. The prior year consolidated balance sheet and statements of cash flows have not been adjusted to reflect the impact of the Separation. Net sales and income from New Energizer's operations through the July 1, 2015 Separation date were as follows:

	Fiscal Year
	2015	2014	2013
Net sales	$1,232.5	$1,835.5	$2,017.1

Earnings before income taxes from discontinued operations	$91.1	$327.7	$362.6
Income tax provision for discontinued operations	70.3	89.3	110.8
Net earnings from discontinued operations, net of tax	$20.8	$238.4	$251.8

The Company incurred incremental costs incurred to evaluate, plan and execute the Separation. The Company also initiated certain restructuring activities in order to prepare both businesses to operate as stand-alone entities. The restructuring activities included efforts to:

•	Adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	Centralize certain back-office functions to increase efficiencies;

•	Outsource certain non-core transactional activities; and

•	Reduce headcount to optimize the cost structures of each stand-alone business.

The Company incurred the following pre-tax charges related to the Spin and Spin restructuring initiatives:

•	$170.3 for fiscal 2015 ($137.8 included in SG&A, $4.2 included in Cost of products sold and $28.3 included in Spin restructuring charges);

•	$24.4 for fiscal 2014 (included in SG&A); and

•	$194.7 for the project-to-date ($162.2 included in SG&A, $4.2 included in Cost of products sold and $28.3 included in Spin restructuring charges).

Of the total Spin and Spin restructuring costs included within continuing operations, $9.7 were non-cash, primarily related to asset impairments and incremental costs associated with the modification of equity awards.
The Company incurred an additional $73.5 and $38.6 of pre-tax Spin and Spin restructuring costs in fiscal 2015, and an additional $20.3 of pre-tax Spin costs in fiscal 2014, which have been classified as discontinued operations. There were no Spin or Spin restructuring costs incurred during fiscal 2013. The Company expects to incur approximately $10.0 to $12.0 additional Spin costs, all of which are expected to be incurred by the end of fiscal 2016.
In connection with the Separation, the Company entered into certain agreements with New Energizer to implement the legal and structural separation from New Energizer, govern the relationship between the Company and New Energizer after the Separation, and allocate between the Company and New Energizer various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities. These agreements included a Contribution Agreement, Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Trademark License Agreements.

Divestiture
In May 2015, the Board authorized the strategic decision to exit the Company's industrial blade business, which was part of its All Other segment, due to a shift of management focus to other segment products. The Company finalized the sale of the business in September 2015. The sale impacted operations in Verona, Virginia; Obregon, Mexico; and the United Kingdom. During fiscal 2015, the Company incurred $21.9 of non-cash asset impairment charges and recorded a $10.8 loss on the sale. The operating results of the industrial blade business were not material to the Company's financial statements during the periods presented.

Note 4 - Acquisitions
Feminine Care Brands Acquisition
In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson for an aggregate cash purchase price of $187.1, inclusive of a $1.8 working capital adjustment, which was finalized and settled in April 2014. The Company financed the feminine care brands acquisition with approximately $135.0 of available foreign cash and $50.0 obtained from borrowings under the Company's bank facilities. Liabilities assumed as a result of the feminine care brands acquisition were limited primarily to certain employee benefit obligations. The Company combined these acquired brands within its existing feminine care business in the Feminine Care segment. Combining these complementary businesses with its existing feminine care products provides the Company with brands in each of the key feminine hygiene categories. There were no contingent payments, options or commitments associated with the feminine care acquisition.

As of March 31, 2014, the purchase price allocation for the feminine care brands acquisition was complete. The Company determined the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price. The Company estimated a fair value adjustment for inventory based on the estimated selling price of the finished goods acquired at the closing date less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity. The fair value adjustment for the acquired equipment was established using both a cost and market approach. The fair values of the identifiable intangible assets were estimated using various valuation methods including discounted cash flows using both an income and cost approach.
The allocation of the purchase price was as follows:

Inventories	$44.4
Goodwill	28.0
Intangible assets	39.3
Other assets	5.1
Property, plant and equipment,net	95.1
Other liabilities	(4.5)
Pension and other postretirement benefits	(20.3)
Net assets acquired	$187.1

The purchased amortizable identifiable intangible assets were as follows:

	Total	Estimated Life
Customer relationships	$6.1	20 years
Technology and patents	3.0	7 years
Total	$9.1

Remaining intangible assets acquired are indefinite-lived intangible assets related to the acquired tradenames and were fully allocated to the Feminine Care segment.
Goodwill was deductible for tax purposes and amortized over 14 to 15 years, depending on the statutory jurisdiction.
Pro forma revenue and operating results for the feminine care brands acquisition are not included as they are not considered material to the Consolidated Financial Statements.

Household Products Acquisition (Discontinued Operations)
On December 12, 2014, the Company completed an acquisition related to the Household Products business for approximately $12.1, primarily related to the purchase of fixed assets. As of the Separation date, the purchase price allocation for the acquisition was complete. The Company developed an estimate of the fair values for purposes of allocating the purchase price, which resulted in $2.3 of goodwill, which was fully allocated to the former Household Products segment and distributed with the assets and liabilities of New Energizer.

Note 5 - Restructuring Charges
Spin Restructuring
As mentioned in Note 3 of Notes to Consolidated Financial Statements, the Company initiated certain restructuring activities related to the Separation, in order to prepare both businesses to operate as stand-alone entities. The restructuring activities included efforts to:

•	Adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business;

•	Centralize certain back-office functions to increase efficiencies;

•	Outsource certain non-core transactional activities; and

•	Reduce headcount to optimize the cost structures of each stand-alone business.

The Company incurred $28.3 of pre-tax Spin restructuring costs in fiscal 2015. These charges consisted primarily of severance and related benefit costs, non-cash asset write-downs, as well as other exit-related costs. The Company incurred an additional $38.6 of pre-tax Spin and Spin restructuring charges in fiscal 2015, which have been classified as discontinued operations. As of September 30, 2015, $11.1 of accrued Spin restructuring charges were included within Other current liabilities. The Company does not expect to incur significant additional Spin restructuring charges.
The Company does not include restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2015:

	Fiscal 2015
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Spin Restructuring
Severance and related benefit costs	$17.3	$3.9	$2.1	$0.4	$1.3	$25.0
Other exit costs	(1.6)	0.6	2.6	1.7	—	3.3
Total Spin restructuring charges included in continuing operations	$15.7	$4.5	$4.7	$2.1	$1.3	$28.3

The following table summarizes the Spin restructuring activities and the related accrual which is included in Other current liabilities:

				Utilized
	October 1, 2014	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2015
Spin Restructuring
Severance and related benefit costs	$—	$54.9	$(15.6)	$(28.5)	$—	$10.8
Non-cash asset write-down	—	7.4	(0.1)	—	(7.3)	—
Other exit costs	—	4.6	1.8	(6.1)	—	0.3
Total Spin restructuring	$—	$66.9	$(13.9)	$(34.6)	$(7.3)	$11.1

(1)	Includes $38.6 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

2013 Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan ("2013 Restructuring"). The primary objectives of the 2013 Restructuring included reduction in workforce, consolidation of general and administrative functional support across the organization, reduced overhead spending, creation of a center-led purchasing function and rationalization and streamlining of the Household Products operating facilities, product portfolio and marketing organization.  In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included additional rationalization and streamlining of the Personal Care operating facilities and other cost saving initiatives.
At the time of Separation, approximately $300.0 of the estimated total $350.0 in costs had been incurred, of which approximately $100.0 related to Edgewell Personal Care initiatives.  These restructuring charges primarily relate to plant closure and accelerated depreciation charges, severance and related benefit costs and other restructuring related costs. Costs expected to be incurred in the future total approximately $40.0 to $45.0 in 2016 and $5.0 to $10.0 for 2017, yielding total estimated Edgewell 2013 Restructuring project costs of approximately $145.0 to $155.0.

Expense (income) incurred under the 2013 Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. The Company does not include restructuring costs in the results of its reportable segments.

	Fiscal 2015
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$1.9	$1.2	$6.1	$—	$0.1	$9.3
Accelerated depreciation	—	—	4.6	—	—	4.6
Consulting, program management and other exit costs	2.1	2.1	7.6	—	1.0	12.8
Total 2013 restructuring	$4.0	$3.3	$18.3	$—	$1.1	$26.7

	Fiscal 2014
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$—	$—	$20.7	$—	$0.8	$21.5
Accelerated depreciation	—	—	0.6	—	—	0.6
Consulting, program management and other exit costs	8.5	9.2	9.2	—	0.9	27.8
Total 2013 restructuring	$8.5	$9.2	$30.5	$—	$1.7	$49.9

	Fiscal 2013
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$4.0	$1.1	$0.4	$0.5	$1.0	$7.0
Consulting, program management and other exit costs	5.9	1.6	0.7	0.8	2.0	11.0
Total 2013 restructuring	$9.9	$2.7	$1.1	$1.3	$3.0	$18.0

In addition, pre-tax costs of $0.3, $4.3 and $1.6 for fiscal 2015, 2014 and 2013, respectively, associated with certain information technology enablement activities related to the Company's 2013 Restructuring initiatives were included in SG&A, and positive pre-tax adjustments of $0.7 for fiscal 2014 associated with the Company's 2013 Restructuring, were included in Cost of products sold. These information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for the 2013 Restructuring initiative. $9.6, $51.9 and $131.0 of costs related to the 2013 Restructuring are included within discontinued operations for fiscal 2015, 2014 and 2013, respectively.
The following table summarizes the 2013 restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the 2013 Restructuring) for fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2015
2013 Restructuring
Severance and termination related costs	$22.1	$13.0	$(8.3)	$(13.1)	$—	$13.7
Asset impairment and accelerated depreciation	—	14.2	(0.5)	—	(13.7)	—
Other related costs	4.3	18.8	(1.2)	(21.9)	—	—
Net (gain) loss on asset sales	—	(11.0)	0.5	13.9	(3.4)	—
Total 2013 restructuring	$26.4	$35.0	$(9.5)	$(21.1)	$(17.1)	$13.7

(1)	Includes $8.3 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

The following table summarizes the 2013 Restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the restructuring) for fiscal 2014:

				Utilized
	October 1, 2013	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2014
2013 Restructuring
Severance and termination related costs	$16.3	$32.6	$(0.7)	$(26.1)	$—	$22.1
Asset impairment and accelerated depreciation	—	4.7	—	—	(4.7)	—
Other related costs	4.3	52.9	(0.1)	(50.1)	(2.7)	4.3
Net (gain) loss on asset sales	—	2.4	—	4.9	(7.3)	—
Total 2013 restructuring	$20.6	$92.6	$(0.8)	$(71.3)	$(14.7)	$26.4

(1)	Includes $42.7 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation.

Note 6 - Income Taxes
The provisions for income taxes consisted of the following:

	Fiscal Year
	2015	2014	2013
Currently payable:
United States - Federal	$12.0	$4.2	$—
State	(1.0)	(0.5)	(1.4)
Foreign	45.3	26.6	32.3
Total current	56.3	30.3	30.9
Deferred:
United States - Federal	(194.8)	(1.6)	12.1
State	0.5	—	2.1
Foreign	(24.6)	(0.6)	5.1
Total deferred	(218.9)	(2.2)	19.3
Provision for income taxes	$(162.6)	$28.1	$50.2

The source of pre-tax (loss) earnings was:

	Fiscal Year
	2015	2014	2013
United States	$(589.3)	$(36.0)	$43.2
Foreign	130.6	181.8	162.2
Pre-tax earnings	$(458.7)	$145.8	$205.4

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2015		2014		2013
Computed tax at federal statutory rate	$(160.5)	35.0%	$51.1	35.0%	$71.9	35.0%
State income taxes, net of federal tax benefit	(9.9)	2.2	(0.6)	(0.4)	0.7	0.3
Foreign tax less than the federal rate	(32.2)	7.0	(19.5)	(13.4)	(22.0)	(10.7)
Adjustments to prior years' tax accruals	1.8	(0.4)	(8.7)	(5.9)	(3.8)	(1.9)
Other taxes including repatriation of foreign earnings	5.4	(1.2)	5.9	4.1	6.0	2.9
Nontaxable share option	(0.2)	—	(4.3)	(2.9)	(5.4)	(2.6)
Venezuela deconsolidation	27.7	(6.0)	—	—	—	—
Other, net	5.3	(1.2)	4.2	2.8	2.8	1.4
Total	$(162.6)	35.4%	$28.1	19.3%	$50.2	24.4%

The deferred tax assets and deferred tax liabilities recorded on the balance sheet at September 30 for the years indicated were as follows and include current and noncurrent amounts:

	2015	2014
Deferred tax liabilities:
Depreciation and property differences	$(58.0)	$(77.3)
Intangible assets	(472.7)	(623.8)
Other tax liabilities	(1.4)	(11.6)
Gross deferred tax liabilities	(532.1)	(712.7)
Deferred tax assets:
Accrued liabilities	78.8	122.5
Deferred and stock-related compensation	46.3	81.4
Tax loss carryforwards and tax credits	74.9	13.4
Intangible assets	—	45.7
Postretirement benefits other than pensions	3.0	2.9
Pension plans	52.1	111.1
Inventory differences	2.1	4.4
Other tax assets	38.5	20.9
Gross deferred tax assets	295.7	402.3
Valuation allowance	(8.4)	(13.3)
Net deferred tax liabilities	$(244.8)	$(323.7)

There were no material tax loss carryforwards that expired in fiscal 2015. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not material from 2016 through 2019. For years subsequent to 2019 or for tax loss carryforwards and tax credits that have no expiration, $66.3 of the value at September 30, 2015 is primarily due to the fiscal 2015 domestic loss which has a 20 year carryforward period and is expected to be fully utilized. The valuation allowance is primarily attributable to tax loss carryforwards and certain deferred tax assets impacted by the deconsolidation of the Company's Venezuelan operation.
The Company regularly repatriates a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post retirement obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. At September 30, 2015, approximately $835.0 of foreign subsidiary earnings were considered indefinitely invested in those businesses. The Company estimates that the U.S. federal income tax liability that could potentially arise if indefinitely invested earnings of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practical to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, the Company estimates the range of potential U.S. tax may be in excess of $174.0, if all undistributed earnings were repatriated assuming foreign cash was available to do so. Applicable U.S. income and foreign withholding taxes would be provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.
Unrecognized tax benefits activity for fiscal 2015 and 2014 are summarized below:

	2015	2014
Unrecognized tax benefits, beginning of year	$37.8	$37.3
Additions based on current year tax positions and acquisitions	17.6	4.2
Reductions for prior year tax positions and dispositions	(8.0)	(0.1)
Settlements with taxing authorities and statute expirations	(0.3)	(3.6)
Unrecognized tax benefits, end of year	$47.1	$37.8

Included in the unrecognized tax benefits noted above was $41.9 of uncertain tax positions that would affect the Company's effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.
The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $10.8 of interest, (net of the deferred tax asset of $3.8) and $2.8 of penalties at September 30, 2015, and $10.4 of interest, (net of the deferred tax asset of $3.8) and $2.8 of penalties at September 30, 2014. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company's tax returns.
The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where the Company has operations. U.S. federal income tax returns for tax years ended September 30, 2007 and after remain subject to examination by the Internal Revenue Service (the "IRS"). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2005. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

Note 7 - (Loss) Earnings per Share
Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted (loss) earnings per share calculation for fiscal 2015, 2014 and 2013, respectively.

	Fiscal Year
	2015	2014	2013

Basic weighted-average shares outstanding	62.0	62.0	62.1
Effect of dilutive securities:
Share options	—	—	0.1
RSE awards	—	0.6	0.7
Total dilutive securities	—	0.6	0.8
Diluted weighted-average shares outstanding	62.0	62.6	62.9

For fiscal 2015, the calculation of Diluted weighted-average shares outstanding excludes 0.5 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss. For fiscal 2014 and 2013, the number of shares considered anti-dilutive was immaterial.

Note 8 - Goodwill and Intangible Assets
The following table represents the carrying amount of goodwill by historical segment for the period October 1, 2014 to June 30, 2015:

	Personal Care	Household Products	Total
Balance at October 1, 2014	$1,450.3	$37.1	$1,487.4
Household Products acquisition	—	2.3	2.3
Cumulative translation adjustment	(23.7)	(0.7)	(24.4)
Balance at June 30, 2015	$1,426.6	$38.7	$1,465.3

As a result of the Separation, $37.8 of the goodwill attributable to the Household Products business as of June 30, 2015 was distributed to New Energizer, which excludes certain immaterial amounts related to exit markets. The carrying amount of goodwill by segment as of September 30, 2015 was as follows:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at July 1, 2015	$971.7	$178.0	$207.3	$69.6	$1,426.6
Cumulative translation adjustment	(4.3)	—	(0.5)	—	(4.8)
Balance at September 30, 2015	$967.4	$178.0	$206.8	$69.6	$1,421.8

Total amortizable intangible assets at September 30, 2015 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames and brands	$14.6	$11.9	$2.7
Technology and patents	76.8	65.5	11.3
Customer-related and other	147.8	72.8	75.0
Total amortizable intangible assets	$239.2	$150.2	$89.0

The Company had indefinite-lived intangible assets of $1,319.5 ($264.7 in Wet Shave, $491.4 in Sun and Skin Care, $299.9 in Feminine Care and $263.5 in All Other) at September 30, 2015, a decrease of $407.6 from September 30, 2014, due primarily to the impairment recorded during fiscal 2015, as discussed below, the transfer of $77.7 to New Energizer and changes in foreign currency translation rates.
Amortization expense for intangible assets was $15.1, $17.9 and $20.1 for fiscal 2015, 2014 and 2013, respectively. Estimated amortization expense for amortizable intangible assets for fiscal 2016, 2017, 2018, 2019 and 2020 is approximately $14.6, $14.2, $6.8, $5.5 and $4.9, respectively, and $43.0 thereafter.

Impairment
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually in the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. As a result of the Separation, the Company allocated goodwill from its former Personal Care segment to the relevant reporting units, using the relative fair value approach, and reviewed this goodwill for impairment as of July 1, 2015. The estimated fair value of each of the Company's reporting units was estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. There were no indications of impairment of goodwill noted during this testing.

In addition, the Company completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across the Company's segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue growth, discount rates, contributory asset charges and appropriate royalty rates. Revenue growth assumptions are based on historical trends and management's expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. The Company estimated royalty rates based on operating profits of the brand. The Company determined that the carrying values of its Playtex, Wet Ones and Skintimate brand names of $663.0, $214.0 and $67.0, respectively, were above the fair values of $414.8, $173.6 and $37.4, resulting in a non-cash asset impairment charge of $318.2 during fiscal 2015. This non-cash asset impairment charge, which was shown as a separate line item, is attributable to the Company's segments as follows: $29.6 Wet Shave; $55.8 Sun and Skin Care; $161.3 Feminine Care and $71.5 All Other. The impairment of the Playtex brand was primarily the result of slower adoption of new products and reductions in legacy product sales for certain feminine care products, as well as declines in certain international markets related to the Separation. In addition, the impairment of the Playtex brand was driven by the Company's infant care products, where competitive pressures, delays in product launches and loss of licensing drove the sales decline. Both the Wet Ones and Skintimate impairments were primarily related to the introduction of competing products in the market, which resulted in share and margin declines. While the Company continues to be optimistic about the future potential and value of these brands, the forecasted growth and cash flows projected previously were not achieved. Given that the carrying value for the Playtex, Wet Ones and Skintimate brand names have been reduced to their determined fair value, these intangible assets will be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.
During the third fiscal quarter of 2015, the Company recorded a $2.5 impairment of brand names and a $5.6 impairment of customer-related intangibles associated with the sale of its industrial blade business. For further information on the sale of the industrial blade business, see Note 3 of Notes to Consolidated Financial Statements.

Note 9 - Supplemental Balance Sheet Information

	September 30, 2015	September 30, 2014
Inventories
Raw materials and supplies	$57.8	$92.6
Work in process	50.1	120.3
Finished products	224.9	404.0
Total inventories	$332.8	$616.9
Other Current Assets
Miscellaneous receivables	$53.8	$74.4
Deferred income tax benefits	85.1	136.3
Prepaid expenses	56.9	117.3
Value added tax collectible from customers	19.9	48.0
Income taxes receivable	80.8	71.1
Other	15.4	41.6
Total other current assets	$311.9	$488.7
Property, Plant and Equipment
Land	$27.7	$42.5
Buildings	131.1	296.4
Machinery and equipment	848.4	1,804.6
Construction in progress	54.3	53.4
Total gross property	1,061.5	2,196.9
Accumulated depreciation	(585.4)	(1,445.2)
Total property, plant and equipment, net	$476.1	$751.7
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$74.5	$106.0
Accrued trade allowances	45.3	82.6
Accrued salaries, vacations and incentive compensation	46.8	113.2
Income taxes payable	25.3	42.5
Returns reserve	50.3	45.4
2013 restructuring reserve	13.7	26.4
Spin restructuring reserve	11.1	—
Separation accrual	11.3	12.9
Other	134.1	228.1
Total other current liabilities	$412.4	$657.1
Other Liabilities
Pensions and other retirement benefits	$242.7	$342.3
Deferred compensation	90.6	157.3
Other non-current liabilities	87.7	93.1
Total other liabilities	$421.0	$592.7

Note 10 - Debt
The Company's total borrowings were $1,721.5 at September 30, 2015, including $622.4 tied to variable interest rates.
The detail of long-term debt was as follows:

	September 30, 2015	September 30, 2014
Private Placement Notes	$—	$900.0
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount (1)	499.1	498.9
Netherlands Credit Facility	269.9	—
Revolving Facility	335.0	—
Total long-term debt, including current maturities	1,704.0	1,998.9
Less current portion	—	230.0
Total long-term debt	$1,704.0	$1,768.9

(1)	At September 30, 2015, balances for the Senior Notes due 2022 are reflected net of discount of approximately $0.9.

Notes payable at September 30, 2015 and 2014 consisted of notes payable to financial institutions with original maturities of less than ninety days of $17.5 and $289.5, respectively, and had a weighted-average interest rate of 5.5% and 2.1%, respectively. This included outstanding international borrowings of $17.5 and $21.0 as of September 30, 2015 and September 30, 2014, respectively, as well as $135.0 on the Prior Revolving Facility (as defined below) as of September 30, 2014. Notes payable at September 30, 2014 included outstanding advances of $133.5 under the Company's $150.0 receivables securitization program, which was terminated in May 2015 (as discussed below). These advances were not considered debt for purposes of the Company's debt compliance covenants.

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

Private Placement Notes
On May 29, 2015, the Company completed the prepayment of its (i) $150.0 5.23% Senior Notes, Series 2005-D, (ii) $140.0 6.24% Senior Notes, Series 2006-D, (iii) $70.0 6.36% Senior Notes, Series 2007-E, (iv) $150.0 6.48% Senior Notes, Series 2007-F and (v) $310.0 6.55% Senior Notes, Series 2007-G (collectively, the "Private Placement Notes") using funds borrowed from the Bridge Facility. The prepayment amount included make-whole payments of $61.4, $1.8 of which was attributable to discontinued operations, and accrued interest of $9.1.

Replacement of Credit Facility
On June 1, 2015, the Company entered into a five-year senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Citibank, N.A., as co-syndication agents, to borrow up to $600.0 under a senior unsecured revolving loan (the "Revolving Facility"). On September 25, 2015, the Company, Edgewell Personal Care Brands, LLC ("Brands") and certain other subsidiaries entered into an Omnibus Amendment No. 1 to Credit Agreement and Subsidiary Guaranty, which, among other immaterial changes, added Brands as a new subsidiary borrower under the Revolving Facility. The Revolving Facility will be used for general corporate purposes, including refinancing existing indebtedness and paying transaction fees and expenses in connection with the Separation. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 1.075% to 1.575%, based on total leverage, or (ii) the Alternate Base Rate (as defined in the agreement) plus the applicable margin of 0.075% to 0.575%, based on total leverage. The Revolving Facility includes a $25.0 sublimit for the issuance of letters of credit and a $10.0 sublimit for swingline loans. Obligations are jointly and severally guaranteed by certain of the Company's domestic subsidiaries.
On June 30, 2015, the Company terminated its existing revolving credit facility (the "Prior Revolving Facility"). Obligations outstanding under the Prior Revolving Facility at that date were repaid with advances from the Revolving Facility. No early termination penalties were incurred in connection with the termination of the Prior Revolving Facility.
As of September 30, 2015, the Company had outstanding borrowings of $335.0 under the Revolving Facility, recorded in Long-term debt, and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $257.0 remains available as of September 30, 2015.

Netherlands Credit Facility
On June 12, 2015, Edgewell Personal Care Netherlands, B.V. ("Edgewell Netherlands"), a wholly-owned subsidiary of the Company, and the Company entered into a credit agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. ("Bank of Tokyo"), as administrative agent and as lender, pursuant to which Edgewell Netherlands may borrow up to €270.0 under a senior unsecured revolving loan (the "Netherlands Credit Facility"). On September 25, 2015, Edgewell Netherlands, Edgewell, Bank of Tokyo and certain additional lenders entered into Amendment No. 1 to Credit Agreement, which, among other immaterial changes, accommodated the addition of Brands as a subsidiary borrower under the Revolving Facility. Borrowings under the Netherlands Credit Facility bear interest at a rate per annum equal to LIBOR plus the applicable margin of 2.00% to 2.25%, based on the Company's credit rating. Borrowings under the Netherlands Credit Facility are available to Edgewell Netherlands until the first anniversary of the effective date of the agreement, and any outstanding loans will be payable on the second anniversary of the effective date of the agreement. Obligations of Edgewell Netherlands under the Netherlands Credit Facility are guaranteed by the Company. As of September 30, 2015, the Company had outstanding borrowings of €241.5 (approximately $269.9) under the Netherlands Credit Facility, recorded in Long-term debt.

New Energizer Borrowings
On June 1, 2015, New Energizer entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other financial institutions, which provided for a five-year $250.0 senior secured revolving credit facility and a seven-year $400.0 senior secured term loan B facility. Also on June 1, 2015, New Energizer completed the issuance and sale of $600.0 5.50% Senior Notes due 2025. These borrowings were transferred to New Energizer in the Separation.

Debt Covenants
The credit agreements governing the Company's debt contain certain customary representations and warranties, financial covenants, covenants restricting the ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Company's credit agreements, the ratio of the Company's indebtedness to its earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. In addition, under the credit agreements, the ratio of its current year earnings before interest and taxes ("EBIT"), as defined in the agreements, to total interest expense must exceed 3.0 to 1. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be "added-back" in determining EBITDA for purposes of the indebtedness ratio. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the Netherlands Credit Facility. EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not "added-back". Total interest expense is calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of the Company's facilities would trigger cross defaults on its other borrowings.
As of September 30, 2015, the Company was, and expects to remain, in compliance, in all material respects, with the provisions and covenants associated with its debt agreements.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2015 were as follows: $0.0 in one year, $269.9 in two years, $0.0 in three years, $0.0 in four years, $335.0 in five years and $1,100.0 thereafter.

Note 11 - Retirement Plans
Pensions and Postretirement Plans
The Company has several defined benefit pension plans covering a majority of its employees in the U.S. and certain employees in other countries. The plans provide retirement benefits based on years of service and on earnings.
In the first quarter of fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, which is the most significant of the Company's pension obligations. Effective January 1, 2014, the pension benefit earned at that date by active participants under the legacy Energizer U.S. pension plans was frozen and future service benefits are no longer being accrued under these retirement programs. Additionally, in the fourth quarter of fiscal 2013, the Company finalized and communicated a decision to discontinue certain postretirement medical and life insurance benefits. The communication was provided to all eligible participants of the impacted plans and advised that the Company would discontinue all benefits associated with the impacted plans effective December 31, 2013. The combined impact of the non-cash gains associated with these pension and other postretirement benefit changes, which was $39.2 pre-tax, was reported as a separate line item in fiscal 2013.
The Company also sponsors or participates in a number of other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.
As part of the Separation, and in accordance with the Employee Matters Agreement, certain combined plans were split between Edgewell and New Energizer. Accordingly, the Company transferred to New Energizer pension obligations associated with their active, retired and other former employees for those impacted defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable ERISA (The Employee Retirement Income Security Act of 1974), IRS and other jurisdictional requirements. As of September 30, 2015, certain international defined benefit plans retained by Edgewell are unfunded. The Company funds its pension plans in compliance with ERISA or local funding requirements. The Company is currently evaluating the discretionary funding of its unfunded international plans.

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	Pension		Postretirement
	2015	2014	2015	2014
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,356.7	$1,308.3	$16.2	$9.4
Service cost (1)	8.1	14.4	0.5	2.0
Interest cost (1)	41.5	54.6	0.5	0.8
Plan participants' contributions	—	0.3	—	—
Actuarial loss (gain)	8.4	86.7	(0.1)	(2.5)
Benefits paid, net	(65.9)	(91.3)	(0.1)	(1.6)
Plan amendments	—	—	—	(0.3)
Plan curtailments	—	(6.1)	—	(1.2)
Plan settlements	—	(1.6)	—	—
Net transfer due to acquisition	—	9.2	—	10.5
Foreign currency exchange rate changes	(27.8)	(17.8)	(2.4)	(0.9)
Amounts distributed to New Energizer	(713.4)	—	(3.8)	—
Projected benefit obligation at end of year	$607.6	$1,356.7	$10.8	$16.2
Change in plan assets
Estimated fair value of plan assets at beginning of year	$1,037.3	$1,012.3	$—	$—
Actual return on plan assets	36.0	86.4	—	—
Company contributions	32.2	39.1	0.1	1.6
Plan participants' contributions	—	0.3	—	—
Plan settlements	—	(1.6)	—	—
Benefits paid	(65.9)	(91.3)	(0.1)	(1.6)
Foreign currency exchange rate changes	(12.9)	(7.9)	—	—
Amounts distributed to New Energizer	(653.1)	—	—	—
Estimated fair value of plan assets at end of year	$373.6	$1,037.3	$—	$—
Funded status at end of year	$(234.0)	$(319.4)	$(10.8)	$(16.2)

(1)
Service cost and interest cost included within this table for fiscal 2014 and the first nine months of fiscal 2015 include those costs associated with pension plans transferred to New Energizer at the Separation. Those costs are included within discontinued operations and are not reflected in operating income from continuing operations within the Consolidated Statement of Earnings.

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statement of Changes in Shareholders' Equity:

	September 30,
	Pension		Postretirement
	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$3.2	$8.1	$—	$—
Current liabilities	(4.5)	(6.7)	(0.1)	(0.3)
Noncurrent liabilities	(232.7)	(320.8)	(10.7)	(15.9)
Net amount recognized	$(234.0)	$(319.4)	$(10.8)	$(16.2)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$167.0	$308.5	$(2.7)	$(4.4)
Prior service cost (credit)	—	0.3	(0.1)	(0.3)
Net amount recognized, pre-tax	$167.0	$308.8	$(2.8)	$(4.7)

The changes in other comprehensive loss associated with pension benefits included divestiture of net actuarial losses as a result of the Separation.

Pre-tax changes recognized in other comprehensive income for fiscal 2015 were as follows:

	Pension	Postretirement
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain) arising during the year	$32.3	$(0.1)
Effect of exchange rates	(7.6)	0.6
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service cost	(0.2)	0.1
Amortization or settlement recognition of net (loss) gain	(8.1)	0.8
Total recognized in other comprehensive income	$16.4	$1.4

The Company expects to contribute $5.9 to its pension plans and $0.1 to its postretirement plans in fiscal 2016.
The Company's expected future benefit payments are as follows:

	Pension	Postretirement
Fiscal 2016	$40.0	$0.1
Fiscal 2017	36.9	0.2
Fiscal 2018	41.0	0.3
Fiscal 2019	35.4	0.3
Fiscal 2020	34.9	0.3
Fiscal 2021 to 2025	174.2	2.0

The accumulated benefit obligation for defined benefit pension plans was $593.7 and $1,322.1 at September 30, 2015 and 2014, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets at the dates indicated.

	September 30,
	2015	2014
Projected benefit obligation	$583.6	$1,210.6
Accumulated benefit obligation	570.8	1,186.6
Estimated fair value of plan assets	346.3	883.1

Pension plan assets in the U.S. plan represent approximately 90% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are approximately: (a) equities, including U.S. and foreign: 55%, (b) debt securities, including U.S. bonds: 36% and (c) other: 9%. Actual allocations at September 30, 2015 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2015. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.

The following table presents pension and postretirement expense:

	Fiscal Year
	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Service cost	$8.1	$14.4	$27.1	$0.5	$2.0	$0.4
Interest cost	41.5	54.6	48.5	0.5	0.8	1.4
Expected return on plan assets	(59.9)	(69.3)	(67.4)	—	—	—
Amortization of unrecognized prior service cost	0.2	0.3	(0.2)	(0.1)	—	(3.7)
Recognized net actuarial loss (gain)	8.1	18.5	28.9	(0.8)	(0.1)	(2.0)
Curtailment and other (gain) loss recognized	—	—	(37.4)	—	(1.1)	(72.2)
Settlement loss recognized	—	0.2	2.2	—	—	—
Net periodic benefit cost	(2.0)	18.7	1.7	0.1	1.6	(76.1)
Net periodic benefit cost associated with New Energizer	(5.9)	7.1	(3.4)	—	—	(23.5)
Net periodic benefit cost included in continuing operations	$3.9	$11.6	$5.1	$0.1	$1.6	$(52.6)

Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2016, are as follows:

	Pension	Postretirement
Net actuarial (loss) gain	$(5.2)	$1.1
Prior service (cost) credit	$—	$0.1

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
The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension		Postretirement
	2015	2014	2015	2014
Plan obligations:
Discount rate	3.8%	3.7%	3.5%	3.7%
Compensation increase rate	2.5%	3.0%	N/A	N/A
Net periodic benefit cost:
Discount rate	3.8%	4.3%	3.7%	4.9%
Expected long-term rate of return on plan assets	7.6%	7.3%	N/A	N/A
Compensation increase rate	2.6%	3.1%	N/A	N/A

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described above.

The following table sets forth the estimated fair value of the Company's pension assets as of September 30, 2015 and 2014 segregated by level within the estimated fair value hierarchy. Refer to Note 15 of Notes to Consolidated Financial Statements for further discussion on the estimated fair value hierarchy and estimated fair value principles.

	As of September 30, 2015
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. Equity	$105.0	$16.5	$121.5
International Equity	15.9	69.1	85.0
Debt
U.S. Government	—	146.3	146.3
Other Government	—	2.3	2.3
Corporate	—	1.6	1.6
Cash and cash equivalents	—	0.5	0.5
Other	—	16.4	16.4
Total	$120.9	$252.7	$373.6

	As of September 30, 2014
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. Equity	$262.2	$78.6	$340.8
International Equity	39.6	264.4	304.0
Debt
U.S. Government	—	317.5	317.5
Other Government	—	36.8	36.8
Corporate	—	26.7	26.7
Cash and cash equivalents	5.1	—	5.1
Other	—	6.4	6.4
Total	$306.9	$730.4	$1,037.3

There were no Level 3 pension assets at September 30, 2015 and 2014.
The Company had no postretirement plan assets at September 30, 2015 and 2014.
The Company's investment objective for defined benefit retirement plan assets is to satisfy the current and future pension benefit obligations. The investment philosophy is to achieve this objective through diversification of the retirement plan assets. The goal is to earn a suitable return with an appropriate level of risk while maintaining adequate liquidity to distribute benefit payments. The diversified asset allocation includes equity positions as well as fixed income investments. The increased volatility associated with equities is offset with higher expected returns, while the long duration fixed income investments help dampen the volatility of the overall portfolio. Risk exposure is controlled by re-balancing the retirement plan assets back to target allocations, as needed. Investment firms managing retirement plan assets carry out investment policy within their stated guidelines. Investment performance is monitored against benchmark indices, which reflect the policy and target allocation of the retirement plan assets.

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participant's before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2015, 2014, and 2013 were $14.5, $13.7, and $9.3, respectively, and are reflected in SG&A and Cost of products sold.

Note 12 - Share-Based Payments
As of September 30, 2015, the Company had two share-based compensation plans - the Second Amended and Restated 2009 Incentive Stock Plan (the "2009 Plan") and the Incentive Stock Plan. The Incentive Stock Plan was superseded by the 2009 Plan, and new awards granted after January 2009 are issued under the 2009 Plan. The 2009 Plan provides for the award of restricted stock, RSEs or options to purchase the Company's common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2009 Plan is 12.0, of which 3.7 were available for future awards as of September 30, 2015.
Options are granted at the market price on the grant date and generally vest ratably over three to seven years. These awards typically have a maximum term of ten years. Restricted stock and RSE awards may also be granted. Option shares and prices, and restricted stock and RSE awards, are adjusted in conjunction with stock splits and other recapitalizations, including the Separation, so that the holder is in the same economic position before and after these equity transactions.
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against income from continuing operations for the Company's share-based compensation arrangements were $33.1, $30.5 and $33.0, respectively, for fiscal 2015, 2014 and 2013, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $12.3, $11.4 and $12.3, respectively, for fiscal 2015, 2014 and 2013. Restricted stock issuance and shares issued for stock option exercises under the Company's share-based compensation program are generally issued from treasury shares.

Options
In July 2015, the Company granted non-qualified stock option ("NQSO") awards to certain executives and employees remaining with the Company after the Separation. The grant included approximately 0.4 NQSO awards, which will vest ratably over three years. The grant-date fair value of awards, which was estimated using the Black-Scholes option pricing model, was $12.2, which will be recognized over the applicable vesting period. The options remain exercisable for ten years from the date of grant. However, this term may be reduced under certain circumstances including the recipient's termination of employment.
The following table summarizes NQSO activity during fiscal 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on October 1, 2014	0.1	$65.14
Granted	0.4	100.68
Canceled	—	—
Exercised	(0.1)	65.14
Outstanding on September 30, 2015	0.4	$100.68	9.8	$—

Vested and unvested expected to vest as of September 30, 2015	0.4	$100.68	9.8	$—
Exercisable on September 30, 2015	—	—

All NQSO awards outstanding at October 1, 2014 were exercised prior to July 1, 2015. As such, no NQSO awards were modified as part of the Separation.
Total intrinsic value of NQSO awards at the time of exercise was $4.5, $9.6 and $15.7 for fiscal 2015, 2014 and 2013, respectively.

The following table presents the Company's assumptions utilized in the Black-Scholes option pricing model in the determination of the grant date fair value of NQSO awards granted in fiscal 2015. There were no NQSO awards granted in fiscal 2014 or 2013.

2015
Weighted-average fair value per option	$28.77
Expected volatility	25.00%
Risk-free interest rate	1.94%
Expected option life (in years)	6.0
Dividend yield	—%

As of September 30, 2015, there was an estimated $11.2 of total unrecognized compensation costs related to NQSO awards, which will be recognized over a weighted-average period of approximately 2.8 years.

Restricted Share Equivalents
In November 2014, the Company granted RSE awards to key Personal Care and Household Products executives and employees. The grant included approximately 0.1 shares, which vest ratably over four years, and approximately 0.1 shares which will vest on the second anniversary of the date of grant. The closing share price on the date of grant used to determine the award fair value was $128.47.
In connection with the Separation and the Employee Matters Agreement entered into with New Energizer, existing RSE awards for all employees were modified, with RSE awards for employees remaining with Edgewell converted into new RSE awards of the Company at a ratio calculated using the volume-weighted-average-price for the five-day periods immediately preceding and following the Separation. There was no change to the vesting terms of the modified awards. A total of 0.4 existing RSE awards were converted into 0.5 new RSE awards. As a result of this modification, the Company incurred an immaterial incremental charge during fiscal 2015, and will recognize share-based compensation expense of $23.9 over the remaining vesting period of the modified awards. Outstanding RSE awards granted to employees transferring to New Energizer with the Separation were canceled.
Also in connection with the Separation, on April 27, 2015, the Nominating and Executive Compensation Committee of the Board (the "Committee") authorized the conversion of the 0.1 performance RSE awards granted in November 2013 into time-based RSE awards at the original target values. The vesting period of the awards was not changed. This conversion was contingent upon the Separation. As a result of the modification of these awards, the Company incurred an incremental charge of $5.3 during fiscal 2015, and will recognize share-based compensation expense of $4.3 over the remaining vesting period of the awards.
In July 2015, the Company granted RSE awards to certain executives and employees remaining with the Company after the Separation. The grant included approximately 0.3 RSE awards, 0.2 of which vest ratably over four years with the remainder vesting either ratably over, or at the end of, three years. The grant-date fair value of awards was $28.0, which will be recognized over the applicable vesting period.
The Company records estimated expense for the performance-based grants based on target achievement of performance metrics for the three-year period for each respective program unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. The estimated fair value of the award is determined using the closing share price of the Company's common stock on the date of the grant. As of September 30, 2015, there were 0.2 performance-based RSE awards outstanding; however, the Company does not expect the performance metrics to be achieved at the vesting date.

The following table summarizes RSE award activity during fiscal 2015:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2014	1.4	$85.81
Granted	0.3	128.63
Vested	(0.5)	75.63
Canceled	(0.1)	78.33
Pre-Separation non-vested at June 30, 2015	1.1	102.60

Post-Separation non-vested at July 1, 2015	0.8	101.10
Granted	0.3	97.12
Non-vested at September 30, 2015	1.1	$100.04

As of September 30, 2015, there was an estimated $50.0 of total unrecognized compensation costs related to RSE awards, which will be recognized over a weighted-average period of approximately 1.3 years. The weighted-average estimated fair value for RSE awards granted in fiscal 2015, 2014 and 2013 was $112.6, $104.2, and $84.3, respectively. The estimated fair value of RSE awards vested in fiscal 2015, 2014 and 2013 was $57.1, $47.2, and $46.7, respectively.

Note 13 - Shareholders' Equity
At September 30, 2015, there were 300.0 shares of the Company's common stock authorized, of which approximately 1.5 shares were reserved under the 2009 Plan. The Company's Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value of preferred stock. As of September 30, 2015, there were no shares of preferred stock issued or outstanding.
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. This authorization replaced the prior share repurchase authorization. During fiscal 2015, the Company repurchased 2.0 shares of its common stock for $175.2, all of which were purchased under this authorization. The Company has 8.0 shares remaining under the Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2015, 0.2 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents or execution of net stock option exercises.
During fiscal 2015, total dividends declared to shareholders were $94.2, or $1.50 per share, of which $93.2 were paid. The Company did not declare or pay any dividends during the fourth quarter of fiscal 2015, and does not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and the Company's financial condition and will be declared at the sole discretion of the Board. In fiscal 2014, the Company declared cash dividends of $126.2, or $2.00 per share and, in fiscal 2013, $108.1 or $1.70 per share.
On May 21, 2015, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The Rights were issued on June 1, 2015 to the shareholders of record on such date, and accompanied each new share of common stock issued between that date and the date of the Separation. Each Right allows the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a "Preferred Share") for $450.00 once the Rights become exercisable, which will give the shareholder approximately the same dividend, voting and liquidation rights as would one share of the Company common stock. Holders of Preferred Shares will not have any dividend, voting or liquidation rights prior to exercise. The Rights, which are scheduled to expire December 31, 2015, will not be exercisable until ten days after the public announcement that a person or group has become an "Acquiring Person" by obtaining beneficial ownership of 10% or more of the outstanding Company common stock.
On July 1, 2015, the Company distributed 100% of the outstanding shares of common stock of New Energizer to its shareholders. For further information on the Separation, see Note 3 of Notes to Consolidated Financial Statements.

Note 14 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at September 30, 2013	$4.8	$(178.2)	$0.5	$(172.9)
Other comprehensive (loss) income before reclassifications	(83.0)	(36.8)	7.1	(112.7)
Reclassifications to earnings	—	12.2	2.3	14.5
Balance at September 30, 2014	(78.2)	(202.8)	9.9	(271.1)
Other comprehensive (loss) income before reclassifications	(145.1)	(12.3)	(24.3)	(181.7)
Venezuela deconsolidation charge	33.7	—	—	33.7
Amounts distributed to New Energizer	120.5	104.5	(3.2)	221.8
Reclassifications to earnings	—	4.9	20.9	25.8
Balance at September 30, 2015	$(69.1)	$(105.7)	$3.3	$(171.5)

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2015	2014	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$29.9	$4.7	Other financing items, net
	29.9	4.7	Total before tax
	(9.0)	(2.4)	Tax expense
	$20.9	$2.3	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	0.1	0.3
Actuarial losses	7.3	18.4	(1)
Settlement gain	—	0.2	(1)
	7.4	18.9	Total before tax
	(2.5)	(6.7)	Tax expense
	$4.9	$12.2	Net of tax
Foreign currency translation adjustments
Venezuela deconsolidation charge	$33.7	$—	Venezuela deconsolidation charge
	$33.7	$—

Total reclassifications for the period	$59.5	$14.5	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost. See Note 11 of Notes to Consolidated Statement.

Note 15 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The section below outlines the types of derivatives that existed at September 30, 2015 and September 30, 2014, as well as the Company's objectives and strategies for holding derivative instruments.

Commodity Price Risk
The Company uses raw materials that are subject to price volatility. At times, the Company has used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2015 and September 30, 2014, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

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
Additionally, the Company's foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary's local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary's local currency results in an exchange gain or loss recorded in Other (income) expense, net. The primary currency to which the Company's foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2015, the Company had $622.4 of variable rate debt outstanding, which was primarily outstanding borrowings under the Company's Revolving Facility and the Netherlands Credit Facility.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates (collectively, "Wal-Mart"), accounted for approximately 24.0% of net sales from continuing operations in fiscal 2015. No other customer accounted for more than 10.0% of the Company's consolidated net sales. Purchases by Wal-Mart included products from all of the Company's segments. Additionally, Target Corporation represented 11.3%, 11.9% and 12.3% of net sales for the Company's Sun and Skin Care, Feminine Care and All Other segments, respectively, for fiscal 2015.
Product Concentration. Within the Wet Shave segment, the Company's razor and blades represented 52.8%, 54.0% and 58.2% of net sales and within the Sun and Skin Care segment, sun care products represented 13.2%, 12.9% and 13.6% of net sales during fiscal 2015, 2014 and 2013, respectively.

Cash Flow Hedges
At September 30, 2015, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company enters into a series of forward currency contracts to hedge the cash flow uncertainty of forecasted inventory purchases due to currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $4.6 and $14.5 at September 30, 2015 and September 30, 2014, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss. In connection with the Separation, $4.5 of the unrealized pre-tax gain as of July 1, 2015, was transferred to New Energizer. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2015 levels over the next twelve months, approximately $4.6 of the pre-tax gain included in Accumulated other comprehensive loss at September 30, 2015, is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal year 2017. There were 68 open foreign currency contracts at September 30, 2015 with a total notional value of $130.6.

Derivatives not Designated as Hedges
The Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company's deferred compensation liabilities, which were tied to the Company's common share price. The contract matured in November 2014. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company's deferred compensation liability, which is cash flow from operations.
The Company enters into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge certain balance sheet currency exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. Of the 14 contracts outstanding at July 1, 2015, nine were transferred to New Energizer, with a total notional value of $93.9. The change in estimated fair value of the foreign currency contracts for fiscal 2015 and 2014 resulted in income of $13.1 and $4.2, respectively, and was recorded in Other (income) expense, net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2015, with a total notional value of $131.8.
The following table provides estimated fair values as of September 30, 2015 and September 30, 2014, and the amounts of gains and losses on derivative instruments classified as cash flow hedges for fiscal 2015, 2014 and 2103:

	At September 30, 2015	Fiscal 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain (Loss) Recognized in OCI (3)	Gain (Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$4.6	$20.0	$29.9

	At September 30, 2014	Fiscal 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain (Loss) Recognized in OCI (3)	Gain (Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$14.5	$17.7	$4.7

		Fiscal 2013
Derivatives designated as Cash Flow Hedging Relationships		Gain (Loss) Recognized in OCI (3)	Gain (Loss) Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts		$18.1	$10.7
Interest rate contracts		—	(0.3)
		$18.1	$10.4

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

(3)	OCI is defined as Other comprehensive (loss) income.

(4)	Gain (loss) reclassified to income was recorded as follows: foreign currency contracts in Other (income) expense, net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values as of September 30, 2015 and September 30, 2014, and the amounts of gains and losses on derivative instruments not classified as cash flow hedges for fiscal 2015, 2014 and 2013:

	At September 30, 2015	Fiscal 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain (Loss) Recognized in Income (1)
Share option (2)	$—	$0.5
Foreign currency contracts	1.3	13.1
Total	$1.3	$13.6

	At September 30, 2014	Fiscal 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain (Loss) Recognized in Income (1)
Share option (2)	$5.6	$12.3
Foreign currency contracts	3.3	4.2
Total	$8.9	$16.5

		Fiscal 2013
Derivatives not designated as Cash Flow Hedging Relationships		Gain (Loss) Recognized in Income (1)
Share option (2)		$15.5
Commodity contracts (3)		(1.9)
Foreign currency contracts		4.9
Total		$18.5

(1)	Gain (loss) recognized in income was recorded as follows: share option in SG&A and foreign currency contracts in Other (income) expense, net.

(2)	The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

(3)	The Company discontinued its zinc hedging program in fiscal 2013. The final settlement of outstanding zinc contracts resulted in a loss of $1.9 for fiscal 2013.

The following table provides financial assets and liabilities as of September 30, 2015 and September 30, 2014 as required by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At September 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$6.6	$(0.5)	$6.1	$19.8	$(0.4)	$19.4

Offsetting of derivative liabilities

		At September 30, 2015			At September 30, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(0.2)	$—	$(0.2)	$(1.8)	$0.2	$(1.6)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, as of September 30, 2015 and September 30, 2014, that are measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	September 30,
	2015	2014
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(90.0)	$(157.3)
Derivatives - foreign currency contracts	5.9	17.8
Share option	—	5.6
Net Liabilities at estimated fair value	$(84.1)	$(133.9)

The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.
At September 30, 2015 and September 30, 2014, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At September 30, 2015 and September 30, 2014, the fair market value of fixed rate long-term debt was $1,059.8 and $2,056.5, respectively, compared to its carrying value of $1,099.1 and $1,998.9, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on Level 2 inputs.
At September 30, 2015, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 16 - Commitments and Contingencies
Operating Leases
Total rental expense less sublease rental income for all operating leases was $12.9, $15.4 and $15.5 in fiscal 2015, 2014 and 2013, respectively. Future minimum rental commitments under non-cancellable operating leases in effect as of September 30, 2015, were $11.9 in fiscal 2016, $6.0 in fiscal 2017, $5.4 in fiscal 2018, $3.1 in fiscal 2019, $2.3 in fiscal 2020 and $4.1 thereafter. These leases are primarily for office facilities.

Government Regulation and Environmental Matters
The operations of the Company are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and environment.
Contamination has been identified at certain of the Company's current and former facilities, as well as third-party waste disposal sites, and the Company is conducting investigation and remediation activities in relation to such properties. In connection with certain sites, the Company has received notices from the U.S. Environmental Protection Agency, state agencies and private parties seeking contribution, that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to a number of federal "Superfund" sites. The Company may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations, as well as any of its own properties.
The amount of the Company's ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Company's total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in the Company's plans or its understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. As such, it is possible that new regulations may increase the risk and expense of doing business in such countries.
Certain of the Company's products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration.

Legal Proceedings
The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims, which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, taking into account established accruals for estimated liabilities.

Note 17 - Segment and Geographical Data
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick, Wilkinson Sword, Edge, Skintimate, Shave Guard and Personna brands, as well as non-branded products. The Company's wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•	Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products, as well as Wet Ones hand and face wipes and Playtex household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex, Stayfree, Carefree and o.b. brands, as well as personal cleansing wipes under the Playtex brand.

•
All Other primarily includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives (including the Spin restructuring, the 2013 Restructuring and sale of the industrial blade business), the Venezuela deconsolidation charge, acquisition or integration, amortization and impairment of intangible assets and cost of early debt retirements. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of charges such as other acquisition transaction and integration costs, and substantially all restructuring, from segment results reflects management's view on how it evaluates segment performance.
The Company's operating model includes a combination of stand-alone and combined business functions between its businesses, varying by country and region of the world. Shared functions include product warehousing and distribution, various transaction processing functions, and in some countries, a combined sales force and management. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and also do not represent the costs of such services if performed on a stand-alone basis.
Prior to the Separation, the Company managed its business in two reportable segments: Personal Care and Household Products. Prior periods have been recast to reflect the current segment reporting.
Segment sales and profitability for fiscal 2015, 2014 and 2013 are presented below.

	2015	2014	2013
Net Sales
Wet Shave	$1,441.3	$1,585.8	$1,619.0
Sun and Skin Care	403.6	424.5	429.0
Feminine Care	398.2	404.5	177.1
All Other	178.1	197.4	223.8
Total net sales	$2,421.2	$2,612.2	$2,448.9

	2015	2014	2013
Segment Profit
Wet Shave	$308.7	$388.2	$362.2
Sun and Skin Care	71.5	73.9	61.9
Feminine Care	48.7	51.1	25.6
All Other	24.6	17.4	25.6
Total segment profit	$453.5	$530.6	$475.3

General corporate and other expenses	(122.0)	(151.8)	(133.3)
Impairment charge	(318.2)	—	—
Venezuela deconsolidation charge (1)	(79.3)	—	—
Spin costs (2)	(142.0)	(24.4)	—
Spin restructuring charges	(28.3)	—	—
2013 Restructuring and related costs (3)	(27.0)	(53.5)	(19.6)
Industrial sale charges (4)	(32.7)	—	—
Feminine care brands acquisition and integration costs (5)	—	(9.5)	(1.2)
Acquisition inventory valuation (5)	—	(8.0)	—
Net pension and postretirement gains (6)	—	1.1	39.2
American Safety Razor integration and transaction costs	—	(1.0)	—
Amortization of intangibles	(15.1)	(17.9)	(20.1)
Cost of early debt retirements (7)	(59.6)	—	—
Venezuela devaluation (1)	—	—	(6.3)
Interest and other financing items	(88.0)	(119.8)	(128.6)
Total (loss) earnings from continuing operations before income taxes	$(458.7)	$145.8	$205.4

Depreciation and amortization
Wet Shave	$44.0	$51.9	$51.1
Sun and Skin Care	10.5	10.0	10.9
Feminine Care	15.0	14.0	4.7
All Other	4.9	5.2	6.0
Total segment depreciation and amortization	74.4	81.1	72.7
Corporate	16.9	20.6	20.2
Total depreciation and amortization	$91.3	$101.7	$92.9

Total Assets
Wet Shave	$878.5	$807.1
Sun and Skin Care	202.3	223.7
Feminine Care	258.7	199.6
All Other	43.5	74.9
Total segment assets	1,383.0	1,305.3
Corporate (8)	778.4	2,288.7
Goodwill and other intangible assets, net	2,830.3	3,334.7
Total assets	$4,991.7	$6,928.7

Capital Expenditures
Wet Shave	$43.0	$24.5	$34.9
Sun and Skin Care	13.2	7.3	9.7
Feminine Care	14.0	7.1	3.7
All Other	6.9	3.7	6.0
Total segment capital expenditures	77.1	42.6	54.3
Corporate	—	7.5	13.9
Total capital expenditures	$77.1	$50.1	$68.2

(1)
On March 31, 2015, the Company deconsolidated its Venezuelan subsidiaries and recorded a $79.3 charge for fiscal 2015. Prior to the deconsolidation, the Company had been accounting for its Venezuelan subsidiaries under the guidance governing a highly inflationary economy. Fiscal 2013 contains a charge of $6.3 related to the devaluation of the Company's net monetary assets in Venezuela due to this change in the Venezuelan economy.

(2)
Includes pre-tax costs of $137.8 and $24.4 for fiscal 2015 and 2014, which were included in SG&A, and pre-tax costs of $4.2 for fiscal 2015 were included in Cost of products sold. See Note 3 of Notes to Consolidated Financial Statements.

(3)
Includes pre-tax costs of $0.3, $4.3 and $1.6 for fiscal 2015, 2014 and 2013, respectively, associated with certain information technology and related activities, which were included in SG&A. Additionally, positive pre-tax adjustments of $0.7 for fiscal 2014, associated with the Company's restructuring, were included in Cost of products sold. See Note 5 of Consolidated Notes to Financial Statements.

(4)
Fiscal 2015 includes a non-cash impairment charge of $21.9 related to assets of the Company's industrial blade business, as well as a loss on the sale of the industrial blades business of $10.8. See Note 3 of Notes to Consolidated Financial Statements.

(5)
Fiscal 2014 includes pre-tax acquisition and integration costs of $9.5 related to the fiscal 2014 feminine care brands acquisition, as well as a $8.0 pre-tax inventory valuation adjustment recorded within Cost of products sold. Fiscal 2013 includes pre-tax acquisition and integration costs of $1.2.

(6)
During fiscal 2013, the Company approved and communicated changes to its U.S. pension plan, resulting in a non-cash, pre-tax curtailment gain of $39.2. See Note 11 of Notes to Consolidated Financial Statements.

(7)
Fiscal 2015 includes early debt retirement costs of $59.6 associated with the prepayment of the Company's private placement notes on May 29, 2015. See Note 10 of Notes to Consolidated Financial Statements.

(8)
Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments. In addition, corporate assets for fiscal 2014 includes assets attributable to the Household Products business.

The following table presents geographic segment information:

	Fiscal Year
	2015	2014	2013
Net Sales to Customers
United States	$1,403.6	$1,444.7	$1,300.1
International	1,017.6	1,167.5	1,148.8
Total net sales	$2,421.2	$2,612.2	$2,448.9

Long-lived Assets
United States	$303.6	$404.6
Canada	59.9	83.8
Germany	45.4	57.1
Singapore	—	82.0
Other International	67.2	124.2
Total long-lived assets excluding goodwill and intangibles	$476.1	$751.7

The Company's international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company's total net sales. For information on customer concentration and product concentration risk, see Note 15 of Notes to Consolidated Financial Statements.
Supplemental product information is presented below for net sales:

	Fiscal Year
	2015	2014	2013
Razors and blades	$1,278.2	$1,411.6	$1,425.9
Tampons, pads and liners	398.2	404.5	177.1
Sun care products	320.1	337.3	334.2
Infant care and other	178.1	197.4	223.8
Shave prep	163.1	174.2	193.1
Skin care products	83.5	87.2	94.8
	$2,421.2	$2,612.2	$2,448.9

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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company, Edgewell Personal Care Company, the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors and the Non-Guarantors.
As described in Note 1, the Company completed the Separation of its Household Products business into a separate publicly-traded company on July 1, 2015. Certain legal entities that are now part of New Energizer were subsidiary guarantors under the terms of the Company's credit agreements. As a result of the Separation, those entities have been released as Guarantors. The financial statements below reflect those entities as Guarantors through the date of the Separation. On the Consolidating Statements of Earnings, results related to the entities that are now a part of New Energizer are reflected in earnings from discontinued operations, net of tax.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
Year Ended September 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,674.0	$977.2	$(230.0)	$2,421.2
Cost of products sold	—	1,025.3	445.8	(233.7)	1,237.4
Gross profit	—	648.7	531.4	3.7	1,183.8

Selling, general and administrative expense	95.5	276.1	200.0	—	571.6
Advertising and sales promotion expense	—	243.8	124.1	(0.8)	367.1
Research and development expense	—	68.9	2.1	—	71.0
Impairment charge	—	318.2	—	—	318.2
Venezuela deconsolidation charge	—	66.7	12.6	—	79.3
Spin restructuring charges	—	3.8	24.5	—	28.3
2013 restructuring charges	—	11.2	15.5	—	26.7
Industrial sale charges	—	33.0	(0.3)	—	32.7
Interest expense	95.0	(0.3)	5.1	—	99.8
Cost of early debt retirements	59.6	—	—	—	59.6
Intercompany interest (income) expense	(73.5)	73.8	(0.3)	—	—
Other (income) expense, net	—	0.1	(11.9)	—	(11.8)
Intercompany service fees	—	7.9	(7.9)	—	—
Equity in earnings of subsidiaries	142.7	(135.4)	—	(7.3)	—
(Loss) earnings before income taxes	(319.3)	(319.1)	167.9	11.8	(458.7)
Income tax (benefit) provision	(43.7)	(155.4)	32.0	4.5	(162.6)
(Loss) earnings from continuing operations	(275.6)	(163.7)	135.9	7.3	(296.1)
Earnings from discontinued operations, net of tax	0.3	9.6	10.9	—	20.8
Net (loss) earnings	$(275.3)	$(154.1)	$146.8	$7.3	$(275.3)

Statement of Comprehensive Income:
Net (loss) earnings	$(275.3)	$(154.1)	$146.8	$7.3	$(275.3)
Other comprehensive (loss) income, net of tax	(122.2)	(77.6)	(117.5)	195.1	(122.2)
Total comprehensive (loss) income	$(397.5)	$(231.7)	$29.3	$202.4	$(397.5)

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
Year Ended September 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,715.3	$1,378.9	$(482.0)	$2,612.2
Cost of products sold	—	988.5	812.1	(478.3)	1,322.3
Gross profit	—	726.8	566.8	(3.7)	1,289.9

Selling, general and administrative expense	30.5	299.0	205.2	—	534.7
Advertising and sales promotion expense	—	227.1	145.1	(0.9)	371.3
Research and development expense	—	67.6	1.9	—	69.5
2013 restructuring	—	14.6	35.3	—	49.9
Net pension and postretirement benefit gains	—	—	(1.1)	—	(1.1)
Interest expense	115.4	0.1	3.5	—	119.0
Intercompany interest (income) expense	(113.2)	113.3	—	(0.1)	—
Other expense, net	—	0.7	0.1	—	0.8
Intercompany service fees	—	27.6	(27.2)	(0.4)	—
Equity in earnings of subsidiaries	(383.8)	(339.5)	—	723.3	—
Earnings before income taxes	351.1	316.3	204.0	(725.6)	145.8
Income tax (benefit) provision	(5.0)	(2.1)	37.5	(2.3)	28.1
Earnings from continuing operations	356.1	318.4	166.5	(723.3)	117.7
Earnings from discontinued operations, net of tax	—	51.1	187.3	—	238.4
Net earnings	$356.1	$369.5	$353.8	$(723.3)	$356.1

Statement of Comprehensive Income:
Net earnings	$356.1	$369.5	$353.8	$(723.3)	$356.1
Other comprehensive (loss) income, net of tax	(98.2)	(69.5)	(89.0)	158.5	(98.2)
Total comprehensive income	$257.9	$300.0	$264.8	$(564.8)	$257.9

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(Condensed)
Year Ended September 30, 2013

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,564.8	$1,228.4	$(344.3)	$2,448.9
Cost of products sold	—	894.9	699.2	(344.6)	1,249.5
Gross profit	—	669.9	529.2	0.3	1,199.4

Selling, general and administrative expense	—	292.4	206.0	—	498.4
Advertising and sales promotion expense	—	172.1	141.6	(1.1)	312.6
Research and development expense	—	69.1	0.2	—	69.3
2013 restructuring	—	0.5	17.5	—	18.0
Net pension and postretirement gains	—	(38.4)	(0.8)	—	(39.2)
Interest expense	121.0	(0.4)	6.0	—	126.6
Intercompany interest (income) expense	(118.9)	119.0	(0.1)	—	—
Other (income) expense, net	—	1.0	7.3	—	8.3
Intercompany service fees	—	28.9	(28.9)	—	—
Equity in earnings of subsidiaries	(409.8)	(276.4)	—	686.2	—
Earnings before income taxes	407.7	302.1	180.4	(684.8)	205.4
Income tax provision	0.7	2.2	45.9	1.4	50.2
Earnings from continuing operations	407.0	299.9	134.5	(686.2)	155.2
Earnings from discontinued operations, net of tax	—	94.4	157.4	—	251.8
Net earnings	$407.0	$394.3	$291.9	$(686.2)	$407.0

Statement of Comprehensive Income:
Net earnings	$407.0	$394.3	$291.9	$(686.2)	$407.0
Other comprehensive income (loss), net of tax	44.9	27.2	16.4	(43.6)	44.9
Total comprehensive income	$451.9	$421.5	$308.3	$(729.8)	$451.9

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING BALANCE SHEETS
(Condensed)
September 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$2.9	$709.2	$—	$712.1
Trade receivables, net	—	113.7	166.1	—	279.8
Inventories	—	200.3	174.0	(41.5)	332.8
Other current assets	—	171.9	132.9	7.1	311.9
Total current assets	—	488.8	1,182.2	(34.4)	1,636.6
Investment in subsidiaries	3,409.8	793.6	—	(4,203.4)	—
Intercompany receivables, net (1)	—	230.9	53.4	(284.3)	—
Intercompany notes receivable (1)	189.1	1.9	—	(191.0)	—
Property, plant and equipment, net	—	303.6	172.5	—	476.1
Goodwill	—	1,061.9	359.9	—	1,421.8
Other intangible assets, net	—	1,254.4	154.1	—	1,408.5
Other assets	8.2	21.9	18.6	—	48.7
Total assets	$3,607.1	$4,157.0	$1,940.7	$(4,713.1)	$4,991.7

Liabilities and Shareholders' Equity
Current liabilities	$22.0	$313.0	$331.8	$—	$666.8
Intercompany payables, net (1)	284.3	—	—	(284.3)	—
Intercompany notes payable (1)	—	189.1	1.9	(191.0)	—
Long-term debt	1,434.1	—	269.9	—	1,704.0
Deferred income tax liabilities	—	304.4	31.4	—	335.8
Other liabilities	2.6	315.5	137.3	(34.4)	421.0
Total liabilities	1,743.0	1,122.0	772.3	(509.7)	3,127.6
Total shareholders' equity	1,864.1	3,035.0	1,168.4	(4,203.4)	1,864.1
Total liabilities and shareholders' equity	$3,607.1	$4,157.0	$1,940.7	$(4,713.1)	$4,991.7

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

(1)
Trade receivables, net for the Non-Guarantors includes $247.9 at September 30, 2014 of U.S. trade receivables sold from the Guarantors to Energizer Receivables Funding Corp ("ERF"), which was a non-guarantor of the Notes. These receivables were used by ERF to securitize the borrowings under the Company's receivable securitization facility, which was terminated in May 2015. The trade receivables were short-term in nature (on average less than 90 days). As payment of the receivable obligation was received from the customer, ERF remitted the cash to the Guarantors in payment for the purchase of the receivables. Cost and expenses paid by ERF related to the receivable securitization facility were billed to the Guarantors in the form of intercompany service fees.

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

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS
(Condensed)
Year Ended September 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operations	$(178.9)	$(24.2)	$351.9	$—	$148.8

Cash Flow from Investing Activities
Capital expenditures	—	(75.2)	(24.2)	—	(99.4)
Change related to Venezuelan operations	—	—	(93.8)	—	(93.8)
Acquisitions, net of cash acquired	—	(12.1)	—	—	(12.1)
Proceeds from sale of assets	—	2.5	14.1	—	16.6
Proceeds from intercompany notes	1,350.0	—	100.0	(1,450.0)	—
Payments for intercompany notes	(499.1)	—	(100.0)	599.1	—
Intercompany receivables and payables, net	—	(294.6)	—	294.6	—
Investments in subsidiaries	—	270.0	(270.0)	—	—
Payment for equity contributions	—	(16.1)	—	16.1	—
Change in restricted cash	—	—	13.9	—	13.9
Net cash from (used by) investing activities	850.9	(125.5)	(360.0)	(540.2)	(174.8)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	1,335.0	999.0	270.2	—	2,604.2
Cash payments on debt with original maturities greater than 90 days	(1,900.0)	—	—	—	(1,900.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(135.0)	11.6	(129.2)	—	(252.6)
Deferred finance expense	(2.6)	(12.3)	(0.2)	—	(15.1)
Proceeds from intercompany notes	—	599.1	—	(599.1)	—
Payments for intercompany notes	—	(1,450.0)	—	1,450.0	—
Common shares purchased	(175.2)	—	—	—	(175.2)
Cash dividends paid	(93.2)	—	—	—	(93.2)
Transfer of cash and cash equivalents to New Energizer	—	(12.4)	(487.3)	—	(499.7)
Proceeds from issuance of common shares, net	4.4	—	—	—	4.4
Intercompany receivables and payables, net	294.6	—	—	(294.6)	—
Proceeds for equity contributions	—	—	16.1	(16.1)	—
Intercompany dividend	—	14.3	(14.3)	—	—
Net cash (used by) from financing activities	(672.0)	149.3	(344.7)	540.2	(327.2)

Effect of exchange rate changes on cash	—	—	(63.7)	—	(63.7)

Net decrease in cash and cash equivalents	—	(0.4)	(416.5)	—	(416.9)
Cash and cash equivalents, beginning of period	—	3.3	1,125.7	—	1,129.0
Cash and cash equivalents, end of period	$—	$2.9	$709.2	$—	$712.1

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS
(Condensed)
Year Ended September 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$(108.2)	$370.1	$365.5	$(55.4)	$572.0

Cash Flow from Investing Activities
Capital expenditures	—	(53.8)	(31.5)	—	(85.3)
Proceeds from sale of assets	—	8.1	1.0	—	9.1
Acquisitions, net of cash acquired	—	(52.0)	(135.1)	—	(187.1)
Proceeds from intercompany notes	140.1	2.5	—	(142.6)	—
Payments for intercompany notes	—	—	(12.9)	12.9	—
Intercompany receivables and payables, net	(135.0)	(302.0)	(55.5)	492.5	—
Payment for equity contributions	—	(44.2)	—	44.2	—
Change in restricted cash	—	—	(0.1)	—	(0.1)
Net cash (used by) from investing activities	5.1	(441.4)	(234.1)	407.0	(263.4)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(140.1)	—	—	—	(140.1)
Net increase in debt with original maturities of 90 days or less	135.0	2.9	56.3	—	194.2
Proceeds from intercompany notes	—	12.9	—	(12.9)	—
Payments for intercompany notes	—	(140.1)	(2.5)	142.6	—
Common shares purchased	(94.4)	—	—	—	(94.4)
Cash dividends paid	(123.9)	—	—	—	(123.9)
Proceeds from issuance of common shares, net	9.9	—	—	—	9.9
Excess tax benefits from share-based payments	6.6	—	—	—	6.6
Intercompany receivables and payables, net	302.0	190.5	—	(492.5)	—
Proceeds for equity contributions	—	—	44.2	(44.2)	—
Capital contribution	—	—	(55.4)	55.4	—
Net cash (used by) from financing activities	95.1	66.2	42.6	(351.6)	(147.7)

Effect of exchange rate changes on cash	—	—	(30.2)	—	(30.2)

Net (decrease) increase in cash and cash equivalents	(8.0)	(5.1)	143.8	—	130.7
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$—	$3.3	$1,125.7	$—	$1,129.0

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS
(Condensed)
Year Ended September 30, 2013

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operating activities	$(14.3)	$317.1	$569.7	$(122.5)	$750.0

Cash Flow from Investing Activities
Capital expenditures	—	(53.9)	(36.7)	—	(90.6)
Proceeds from sale of assets	—	—	1.8	—	1.8
Proceeds from intercompany notes	231.5	17.6	11.0	(260.1)	—
Intercompany receivables and payables, net	—	(100.4)	(62.0)	162.4	—
Payment for equity contributions	—	(0.5)	—	0.5	—
Change in restricted cash	—	—	(0.3)	—	(0.3)
Net cash from (used by) investing activities	231.5	(137.2)	(86.2)	(97.2)	(89.1)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(231.5)	—	—	—	(231.5)
Net decrease in debt with original maturity days of 90 or less	—	(0.2)	(63.7)	—	(63.9)
Payments for intercompany notes	—	(242.5)	(17.6)	260.1	—
Proceeds from issuance of common stock	18.2	—	—	—	18.2
Excess tax benefits from share-based payments	5.3	—	—	—	5.3
Cash dividends paid	(105.6)	—	—	—	(105.6)
Intercompany receivable/payable, net	100.4	62.0	—	(162.4)	—
Proceeds for equity contribution	—	—	0.5	(0.5)	—
Intercompany dividend	—	—	(122.5)	122.5	—
Net cash (used by) from financing activities	(213.2)	(180.7)	(203.3)	219.7	(377.5)

Effect of exchange rate changes on cash	—	—	(3.6)	—	(3.6)

Net increase (decrease) in cash and cash equivalents	4.0	(0.8)	276.6	—	279.8
Cash and cash equivalents, beginning of period	4.0	9.2	705.3	—	718.5
Cash and cash equivalents, end of period	$8.0	$8.4	$981.9	$—	$998.3

Note 19 - Quarterly Financial Information (Unaudited)

	Fiscal 2015 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$537.1	$651.1	$672.9	$560.1
Gross profit	256.8	334.3	323.4	269.3
Earnings (loss) from continuing operations (1) (2) (3) (4) (5) (6)	19.9	(54.6)	(67.7)	(193.7)
Earnings (loss) from discontinued operations, net of tax	85.2	(33.8)	(4.8)	(25.8)
Net earnings (loss)	105.1	(88.4)	(72.5)	(219.5)

Basic earnings (loss) per share (7)
Continuing operations	$0.32	$(0.88)	$(1.09)	$(3.15)
Discontinued operations	1.37	(0.54)	(0.08)	(0.42)
Net earnings (loss)	1.70	(1.42)	(1.17)	(3.57)

Diluted earnings (loss) per share (7)
Continuing operations	$0.32	$(0.88)	$(1.09)	$(3.15)
Discontinued operations	1.37	(0.54)	(0.08)	(0.42)
Net earnings (loss)	1.69	(1.42)	(1.17)	(3.57)

	Fiscal 2014 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$550.2	$689.0	$718.3	$654.7
Gross profit	254.7	345.9	347.1	342.2
Earnings from continuing operations (1) (2)	24.5	64.9	9.8	18.5
Earnings from discontinued operations, net of tax	83.3	33.6	54.8	66.7
Net earnings	107.8	98.5	64.6	85.2

Basic earnings per share (7)
Continuing operations	$0.39	$1.05	$0.16	$0.30
Discontinued operations	1.33	0.54	0.89	1.08
Net earnings	1.73	1.59	1.05	1.38

Diluted earnings per share (7)
Continuing operations	$0.39	$1.04	$0.16	$0.30
Discontinued operations	1.32	0.54	0.88	1.07
Net earnings	1.71	1.57	1.03	1.36

(1)
All quarters of fiscal 2015 and 2014 include costs related to the Company's 2013 Restructuring. These costs were $9.1, $6.6, $5.0 and $6.3 for the first, second, third and fourth quarters of fiscal 2015, respectively, and $7.3, $9.0, $24.8 and $12.4 for the first, second, third and fourth quarters of fiscal 2014, respectively. See Note 5 of Notes to Consolidated Financial Statements.

(2)
Fiscal 2015 and the third and fourth quarters of fiscal 2014 contain incremental costs incurred to evaluate, plan and execute the Separation. These costs were $23.8, $32.2, $55.7 and $30.3 for the first, second, third and fourth quarters of fiscal 2015, respectively, and $4.2 and $20.2 for the third and fourth quarters of fiscal 2014, respectively. See Note 3 of Notes to Consolidated Financial Statements.

(3)	The second quarter of fiscal 2015 includes a charge of $79.3 as a result of deconsolidating the Company's Venezuelan subsidiaries. See Note 1 of Notes to Consolidated Financial Statements.

(4)
The third quarter of fiscal 2015 includes early debt retirement costs of $59.6 associated with the prepayment of the Company's private placement notes on May 29, 2015. See Note 10 of Notes to Consolidated Financial Statements.

(5)
The third and fourth quarters of fiscal 2015 were impacted by Industrial sale charges. The Company recorded charges of $21.9 in the third quarter, primarily consisting of fixed asset and intangible impairments. A loss on the sale of $10.8 was recorded during the fourth quarter. See Note 3 of Notes to Consolidated Financial Statements.

(6)	The fourth quarter of fiscal 2015 includes a non-cash impairment charge of $318.2 related to intangible assets. See Note 8 of Notes to Consolidated Financial Statements.

(7)
Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.

Note 20 - Subsequent Events
In October, the Company announced to personnel in its Solingen, Germany plant that certain positions will be relocated to Teplice, Czech Republic. This announcement impacts approximately 130 personnel, and is expected to be completed by the end of fiscal 2017. Costs under this restructuring are estimated to be approximately $17.0, with $13.0 of those, primarily relating to severance and the transfer for plant equipment, occurring during fiscal 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as defined under Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management determined that our internal control over financial reporting was effective as of September 30, 2015.
The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission ("SEC") within 120 days after September 30, 2015.
Information regarding our executive officers is included in Item 1. Business of this Annual Report on Form 10-K.
We have adopted business practices and standards of conduct that are applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We have also adopted a code of business conduct applicable to our Board of Directors. The codes have been posted on the Investor section of our website at www.edgewell.com. In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Current Report on Form 8-K, we intend to satisfy such disclosure by posting such information on our website for at least a 12-month period.

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than 5% of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2015.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP, our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)	Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive (Loss) Income for the fiscal years ended September 30, 2015, 2014 and 2013.

•	Consolidated Balance Sheets as of September 30, 2015 and 2014.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014 and 2013.

•	Consolidated Statement of Changes in Shareholders' Equity for the period from October 1, 2012 to September 30, 2015.

•	Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year Ended September 30,
	2015	2014	2013
Allowance for Doubtful Accounts
Balance at beginning of year	$13.4	$16.0	$15.9
Provision charged to expense, net of reversals	0.9	(1.3)	(0.3)
Write-offs, less recoveries, translation, other	(2.9)	(1.3)	0.4
Amounts distributed to New Energizer	(6.0)	—	—
Balance at end of year	$5.4	$13.4	$16.0

Income Tax Valuation Allowance
Balance at beginning of year	$13.3	$9.5	$11.9
Provision charged to expense	9.6	7.6	0.5
Reversal of provision charged to expense	—	(3.0)	(0.2)
Amounts distributed to New Energizer	(14.5)	—	—
Translation, other	—	(0.8)	(2.7)
Balance at end of year	$8.4	$13.3	$9.5

3)	Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

By	/s/ David P. Hatfield
David P. Hatfield
Chief Executive Officer

Date: November 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ David P. Hatfield
David P. Hatfield (principal executive officer)	Chief Executive Officer and Director

/s/ Sandra J. Sheldon
Sandra J. Sheldon (principal financial officer)	Chief Financial Officer

/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer (principal accounting officer)	Chief Accounting Officer and Vice President, Controller

/s/ Ward M. Klein
Ward M. Klein	Executive Chairman of the Board

/s/ Daniel J. Heinrich
Daniel J. Heinrich	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ R. David Hoover
R. David Hoover	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

Date: November 30, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1***
Separation and Distribution Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.2***
Tax Matters Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.3***
Employee Matters Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.4***
Transition Services Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.5***
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

4.1
Indenture, dated as of May 19, 2011, by and among the Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed May 19, 2011).

4.2
First Supplemental Indenture, dated as of May 19, 2011, by and among the Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, filed May 19, 2011).

4.3
Second Supplemental Indenture (including the Form of Note), dated as of May 24, 2012, by and among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 24, 2012).

4.4
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

10.2
Omnibus Amendment No. 1 dated as of September 25, 2015 to Credit Agreement and Subsidiary Guaranty by and among Edgewell Personal Care Company, as borrower, Edgewell Personal Care Brands, LLC, as new subsidiary borrower, certain other subsidiaries of Edgewell, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Citibank, N.A., as co-syndication agents, and the various lenders who are a party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 29, 2015).

10.3
Credit Agreement by and among Edgewell Personal Care Netherlands B.V., as borrower, the Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 15, 2015).

10.4
Amendment No. 1 dated as of September 25, 2015 to Credit Agreement by and among Edgewell Personal Care Netherlands B.V., Edgewell Personal Care Company, the institutions listed on the signature pages thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as the administrative agent for the lenders referred to therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 29, 2015).

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

10.7	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of the Company’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.8**	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement for the fiscal year ended September 30, 2014.)

10.9**	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.10**	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.11**	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.12**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014).

10.13**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.14**	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.15*, **	Form of annual Restricted Stock Equivalent Award Agreement for Directors.

10.16*, **	Form of appointment Restricted Stock Equivalent Award Agreement for Directors.

10.17**	Form of Change of Control Employment Agreements, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 6, 2009).

10.18**
Form of Change of Control Employment Agreement for use with designated individuals subsequent to January 1, 2012 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.19**	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.20**
Separation Agreement and General Release by and between Daniel Sescleifer and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 27, 2015).

10.21*, **	January 1, 2015 Restatement of the Company's Executive Savings Investment Plan.

10.22**
Amendment to the Company's Executive Savings Investment Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.23**
2010 Restatement of the Company's Supplemental Executive Retirement Plan dated October 15, 2010 (incorporated by reference to Exhibit 10.54 of Amendment No. 1 to the Company's Annual Report on Form 10-K/A, filed May 16, 2011).

10.24*, **	First Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015.

10.25**
Second Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.26**
2009 Restatement of the Company's Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended September 30, 2008).

10.27**
First Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.28**
Amendment No. 2 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.29**
Amendment No. 3 to 2009 Restatement of the Company's Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.30**
Amendment No. 4 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.31**
Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.32**	Form of Executive Officer Strategic Transaction Incentive Agreement (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended September 30, 2014).

10.33**	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.34**	Amended Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed October 15, 2008).

10.35**
2009 Restatement of the Company's Financial Planning Plan dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to the Company's Annual Report on Form 10-K/A, filed May 16, 2011).

12*	Calculation of Earnings to Fixed Charges.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2013, 2014 and 2015, (ii) the Consolidated Balance Sheets at September 30, 2014 and 2015, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2014 and 2015, (iv) Consolidated Statement of Changes in Shareholders' Equity for the period from October 1, 2012 to September 30, 2015, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2015.

*Filed herewith.
**Denotes a management contract or compensatory plan or arrangement.
***The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.