Form 10-Q
period 2015-12-31
EDGEWELL PERSONAL CARE Co
filed 2016-02-05
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common shares, $0.01 par value - 59,356,966 shares as of January 29, 2016.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2015	2014
Net sales	$495.1	$537.1
Cost of products sold	267.6	280.3
Gross profit	227.5	256.8

Selling, general and administrative expense	100.4	133.5
Advertising and sales promotion expense	46.6	50.7
Research and development expense	16.0	15.7
Spin restructuring charges	—	1.2
2013 restructuring charges	18.5	9.2
Interest expense	17.7	27.8
Other income, net	(2.4)	(0.4)
Earnings from continuing operations before income taxes	30.7	19.1
Income tax provision (benefit)	7.0	(0.8)
Earnings from continuing operations	$23.7	$19.9
Earnings from discontinued operations, net of tax	—	85.2
Net earnings	$23.7	$105.1

Basic earnings per share:
Earnings from continuing operations	$0.40	$0.32
Earnings from discontinued operations, net of tax	—	1.38
Net earnings	0.40	1.70

Diluted earnings per share:
Earnings from continuing operations	$0.39	$0.32
Earnings from discontinued operations, net of tax	—	1.37
Net earnings	0.39	1.69

Statement of Comprehensive Income:
Net earnings	$23.7	$105.1
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(10.5)	(62.3)
Pension and postretirement activity, net of tax of $0.4 and $2.0, respectively	0.5	4.3
Deferred (loss) gain on hedging activity, net of tax of $0.9 and $1.9, respectively	(1.9)	4.6
Total other comprehensive loss, net of tax	(11.9)	(53.4)
Total comprehensive income	$11.8	$51.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

Assets	December 31, 2015	September 30, 2015
Current assets
Cash and cash equivalents	$694.2	$712.1
Trade receivables, less allowance for doubtful accounts of $5.6 and $5.4, respectively	240.0	279.8
Inventories	355.8	332.8
Other current assets	174.0	311.9
Total current assets	1,464.0	1,636.6
Property, plant and equipment, net	483.1	476.1
Goodwill	1,416.6	1,421.8
Other intangible assets, net	1,402.3	1,408.5
Other assets	120.5	48.7
Total assets	$4,886.5	$4,991.7

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	$17.3	$17.5
Accounts payable	210.9	236.9
Other current liabilities	283.0	412.4
Total current liabilities	511.2	666.8
Long-term debt	1,841.3	1,704.0
Deferred income tax liabilities	346.2	335.8
Other liabilities	391.3	421.0
Total liabilities	3,090.0	3,127.6
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 and 65,251,989 issued; 59,312,970 and 60,176,237 outstanding, respectively	0.7	0.7
Additional paid-in capital	1,634.5	1,644.2
Retained earnings	796.6	772.9
Common shares in treasury at cost, 5,939,019 and 5,075,752, respectively	(451.9)	(382.2)
Accumulated other comprehensive loss	(183.4)	(171.5)
Total shareholders' equity	1,796.5	1,864.1
Total liabilities and shareholders' equity	$4,886.5	$4,991.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2015	2014
Cash Flow from Operating Activities
Net earnings	$23.7	$105.1
Non-cash restructuring costs	0.7	1.4
Depreciation and amortization	20.2	33.2
Non-cash items included in income, net	13.6	8.9
Other, net	(11.5)	3.7
Changes in current assets and liabilities used in operations	(105.4)	(184.3)
Net cash used by operating activities	(58.7)	(32.0)

Cash Flow from Investing Activities
Capital expenditures	(14.5)	(15.3)
Acquisitions, net of cash acquired	—	(11.1)
Proceeds from sale of assets	—	1.8
Net cash used by investing activities	(14.5)	(24.6)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	144.8	—
Cash payments on debt with original maturities greater than 90 days	—	(80.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(2.2)	188.2
Common shares purchased	(78.9)	—
Cash dividends paid	—	(31.1)
Proceeds from issuance of common shares, net	—	1.4
Excess tax benefits from share-based payments	—	8.4
Net cash from financing activities	63.7	86.9

Effect of exchange rate changes on cash	(8.4)	(27.7)

Net (decrease) increase in cash and cash equivalents	(17.9)	2.6
Cash and cash equivalents, beginning of period	712.1	1,129.0
Cash and cash equivalents, end of period	$694.2	$1,131.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, "Edgewell" or the "Company"), is one of the world's largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. Edgewell has a portfolio of over 25 brands and a global footprint in more than 50 countries.
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge®, Skintimate®, Shave Guard and Personna® brands, as well as non-branded products. The Company's wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•	Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, as well as Wet Ones® hand and face wipes and Playtex® household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 30, 2015.
Separation. On July 1, 2015, the Company completed the separation of its Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The historical financial results of the Company's Household Products business, which assumed the name Energizer Holdings, Inc. ("New Energizer"), are presented as discontinued operations on the Condensed Consolidated Statements of Earnings and, as such, have been excluded from both continuing operations and segment results for all periods presented. The prior year Condensed Consolidated Statements of Comprehensive Income and Cash Flows have not been adjusted to reflect the effect of the Separation, as the Company had not adopted the Financial Accounting Standards Board's ("FASB") updated guidance on the presentation of discontinued operations at the time of Separation. Unless indicated otherwise, the information in Notes to Condensed Consolidated Financial Statements relates to the Company's continuing operations. Prior periods have been recast to reflect the Company's current segment reporting. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the Separation.
Venezuela Deconsolidation. Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, resulting in a lack of control over the Company's Venezuelan subsidiaries for accounting purposes. As the Company expects this condition will continue for the foreseeable future, it deconsolidated its Venezuelan subsidiaries on March 31, 2015, and began accounting for the investment in its Venezuelan operations using the cost method of accounting. Since March 31, 2015, the Company's financial results have not included the operating results of its Venezuelan operations.

Recently Adopted Accounting Pronouncements. In November 2015, the FASB issued a new Accounting Standards Update ("ASU"), which simplifies the presentation of deferred income taxes. Under the new guidance, an entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The Company has chosen to early adopt this guidance during the first quarter of fiscal 2016. The Company adopted this guidance prospectively, resulting in a reclassification of $85.1 deferred tax assets and $2.7 deferred tax liabilities from current to non-current as of December 31, 2015.

Note 2 - Discontinued Operations
On July 1, 2015, the Company completed the Separation; therefore, the Household Products business has been reclassified to discontinued operations on the Condensed Consolidated Statement of Earnings for the three months ended December 31, 2014. Discontinued operations includes the results of the Household Products business, except for certain corporate overhead and other allocations, which remain in continuing operations. The costs to separate New Energizer are primarily reflected in continuing operations; however, certain costs specifically related to New Energizer are included in discontinued operations. The prior year Condensed Consolidated Statement of Cash Flows has not been adjusted to reflect the impact of the Separation. Net sales and income from New Energizer's operations for the three months ended December 31, 2014 were as follows:

Net sales	$501.3

Earnings before income taxes from discontinued operations	117.0
Income tax provision for discontinued operations	31.8
Net earnings from discontinued operations, net of tax	$85.2

The Company incurred incremental costs to evaluate, plan and execute the Separation. The Company also initiated certain restructuring activities in order to prepare both businesses to operate as stand-alone entities. These pre-tax charges related to the Spin and Spin restructuring initiatives were included in continuing operations as follows:

•	$7.5 for the three months ended December 31, 2015 ($7.3 included in Selling, general and administrative expense ("SG&A") and $0.2 included in Cost of products sold);

•	$25.0 for the three months ended December 31, 2014 ($23.8 included in SG&A and $1.2 included in Spin restructuring charges); and

•	$202.2 for the project-to-date ($169.5 included in SG&A, $4.4 included in Cost of products sold and $28.3 included in Spin restructuring charges).

Of the total Spin and Spin restructuring costs included in continuing operations for the project-to-date, $9.7 were non-cash, primarily related to asset impairments and incremental costs associated with the modification of equity awards. The Company expects to incur approximately $2.5 to $4.5 additional Spin costs, all of which are expected to be incurred by the end of fiscal 2016.
In addition to the above costs included in continuing operations, $17.0 and $1.6 of pre-tax Spin and Spin restructuring costs during the three months ended December 31, 2014 were included in discontinued operations.

Note 3 - Restructuring Charges
Spin Restructuring
As mentioned in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company initiated certain restructuring activities related to the Separation in order to prepare both businesses to operate as stand-alone entities. The restructuring activities included efforts to adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business; centralize certain back-office functions to increase efficiencies; outsource certain non-core transactional activities; and reduce headcount to optimize the cost structures of each stand-alone business.

The Company incurred $1.2 of pre-tax Spin restructuring costs during the three months ended December 31, 2014. These charges consisted primarily of severance and related benefit costs, non-cash asset write-downs, as well as other exit-related costs. As of December 31, 2015, $9.8 of accrued Spin restructuring charges were included in Other current liabilities. The Company does not expect to incur significant additional Spin restructuring charges.
The following table summarizes the Spin restructuring activities and the related accruals which were included in Other current liabilities as of the dates below:

				Utilized
	October 1, 2015	Charge to Income	Other (1)	Cash	Non-Cash	December 31, 2015
Spin Restructuring
Severance and related benefit costs	$10.8	$—	$(0.1)	$(1.0)	$—	$9.7
Non-cash asset write-down	—	—	—	—	—	—
Other exit costs	0.3	—	—	(0.2)	—	0.1
Total Spin restructuring	$11.1	$—	$(0.1)	$(1.2)	$—	$9.8

(1)	Includes the impact of currency translation.

				Utilized
	October 1, 2014	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2015
Spin Restructuring
Severance and related benefit costs	$—	$54.9	$(15.6)	$(28.5)	$—	$10.8
Non-cash asset write-down	—	7.4	(0.1)	—	(7.3)	—
Other exit costs	—	4.6	1.8	(6.1)	—	0.3
Total Spin restructuring	$—	$66.9	$(13.9)	$(34.6)	$(7.3)	$11.1

(1)	Includes $38.6 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

2013 Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan (the "2013 Restructuring"). The 2013 Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with our discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs. The Company expects restructuring costs to total $40.0 to $45.0 in 2016 and $5.0 to $10.0 for 2017.

Expense incurred under the 2013 Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. The Company does not include restructuring costs in the results of its reportable segments.

	Three Months Ended December 31, 2015
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$10.5	$—	$3.1	$—	$—	$13.6
Accelerated depreciation	—	—	0.7	—	—	0.7
Consulting, program management and other exit costs	0.7	—	3.5	—	—	4.2
Total 2013 Restructuring	$11.2	$—	$7.3	$—	$—	$18.5

	Three Months Ended December 31, 2014
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$0.6	$0.3	$2.2	$—	$—	$3.1
Accelerated depreciation	—	—	1.4	—	—	1.4
Consulting, program management and other exit costs	0.6	0.5	2.7	—	0.9	4.7
Total 2013 Restructuring	$1.2	$0.8	$6.3	$—	$0.9	$9.2

The following table summarizes the 2013 Restructuring activities and related accrual for the first three months of fiscal 2016:

				Utilized
	October 1, 2015	Charge to Income	Other (1)	Cash	Non-Cash	December 31, 2015
2013 Restructuring
Severance and termination related costs	$13.7	$13.6	$(0.6)	$(3.0)	$—	$23.7
Asset impairment and accelerated depreciation	—	0.7	—	—	(0.7)	—
Other related costs	—	4.2	0.2	(4.4)	—	—
Total 2013 Restructuring	$13.7	$18.5	$(0.4)	$(7.4)	$(0.7)	$23.7

(1)	Includes the impact of currency translation.

The following table summarizes the 2013 Restructuring activities and related accrual for fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2015
2013 Restructuring
Severance and termination related costs	$22.1	$13.0	$(8.3)	$(13.1)	$—	$13.7
Asset impairment and accelerated depreciation	—	14.2	(0.5)	—	(13.7)	—
Other related costs	4.3	18.8	(1.2)	(21.9)	—	—
Net (gain) loss on asset sales	—	(11.0)	0.5	13.9	(3.4)	—
Total 2013 Restructuring	$26.4	$35.0	$(9.5)	$(21.1)	$(17.1)	$13.7

(1)	Includes $8.3 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

Note 4 - Income Taxes
For the three months ended December 31, 2015, the Company had income tax expense of $7.0 on earnings before income taxes from continuing operations of $30.7. For the three months ended December 31, 2014, the Company had an income tax benefit of $0.8 on earnings before income taxes of $19.1. The effective tax rate for the three months ended December 31, 2015 was 22.8%, compared to a 4.2% benefit for the three months ended December 31, 2014. The difference between the federal statutory rate and the effective rate in both periods is primarily due to a higher mix of earnings in lower tax rate jurisdictions. The rate is also favorably impacted by Separation and restructuring charges in higher tax rate jurisdictions, as well as favorable tax adjustments, which reduced the effective tax rate by approximately 13% in the first quarter of fiscal 2015 and by approximately 4% in the first quarter of fiscal 2016.
As of December 31, 2015, the Company's Condensed Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $29.6. The decrease from the September 30, 2015 balance of $47.1 was primarily due to audit settlements and statute expirations in various tax jurisdictions.

Note 5 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2015	2014
Basic weighted-average shares outstanding	59.7	62.0
Effect of dilutive securities:
Share options	—	—
RSE awards	0.2	0.4
Total dilutive securities	0.2	0.4
Diluted weighted-average shares outstanding	59.9	62.4

For the three months ended December 31, 2015, the calculation of diluted weighted-average shares outstanding excludes 0.4 of share options and 0.2 of RSE awards because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2014, there were no shares considered anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2015	$967.4	$178.0	$206.8	$69.6	$1,421.8
Cumulative translation adjustment	(3.6)	—	(1.6)	—	(5.2)
Balance at December 31, 2015	$963.8	$178.0	$205.2	$69.6	$1,416.6

Total amortizable intangible assets were as follows:

	December 31, 2015			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames and brands	$14.5	$11.8	$2.7	$14.6	$11.9	$2.7
Technology and patents	76.6	66.4	10.2	76.8	65.5	11.3
Customer-related and other	146.4	74.5	71.9	147.8	72.8	75.0
Total amortizable intangible assets	$237.5	$152.7	$84.8	$239.2	$150.2	$89.0

Amortization expense was $3.6 and $4.1 for the three months ended December 31, 2015 and 2014, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2016 and the fiscal years ending September 30, 2017, 2018, 2019, 2020 and 2021 is approximately $10.9, $14.2, $6.7, $5.5, $4.8 and $4.2, respectively, and $38.5 thereafter.
The Company had indefinite-lived intangible assets of $1,317.5 ($262.7 in Wet Shave, $491.4 in Sun and Skin Care, $299.9 in Feminine Care and $263.5 in All Other) at December 31, 2015, a decrease of $2.0 from September 30, 2015, due to changes in foreign currency translation rates.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. During fiscal 2015, the Company recorded impairment charges of $318.2 on its Playtex®, Wet Ones® and Skintimate® brand names. Given that the carrying value of these brand names has been reduced to their determined fair value, these intangible assets will be sensitive in the future to changes in forecasted cash flow, as well as other assumptions used in an impairment analysis, including discount rates.

Note 7 - Supplemental Balance Sheet Information

	December 31, 2015	September 30, 2015
Inventories
Raw materials and supplies	$53.2	$57.8
Work in process	57.5	50.1
Finished products	245.1	224.9
Total inventories	$355.8	$332.8
Other Current Assets
Miscellaneous receivables	$48.7	$53.8
Deferred income tax benefits	—	85.1
Prepaid expenses	66.4	56.9
Value added tax collectible from customers	18.5	19.9
Income taxes receivable	28.3	80.8
Other	12.1	15.4
Total other current assets	$174.0	$311.9
Property, Plant and Equipment
Land	$27.3	$27.7
Buildings	130.3	131.1
Machinery and equipment	853.1	848.4
Construction in progress	68.2	54.3
Total gross property	1,078.9	1,061.5
Accumulated depreciation	(595.8)	(585.4)
Total property, plant and equipment, net	$483.1	$476.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$60.8	$74.5
Accrued trade allowances	26.2	45.3
Accrued salaries, vacations and incentive compensation	28.6	46.8
Income taxes payable	5.2	25.3
Returns reserve	20.9	50.3
2013 restructuring reserve	23.7	13.7
Spin restructuring reserve	9.8	11.1
Separation accrual	9.9	11.3
Other	97.9	134.1
Total other current liabilities	$283.0	$412.4
Other Liabilities
Pensions and other retirement benefits	$236.8	$242.7
Deferred compensation	90.7	90.6
Other non-current liabilities	63.8	87.7
Total other liabilities	$391.3	$421.0

Note 8 - Debt
The detail of long-term debt was as follows:

	December 31, 2015	September 30, 2015
Senior Notes, fixed interest rate of 4.7%, due 2021	600.0	600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount (1)	499.1	499.1
Netherlands revolving credit facility due 2017	265.2	269.9
U.S. revolving credit facility due 2020	477.0	335.0
Total long-term debt, including current maturities	1,841.3	1,704.0
Less current portion	—	—
Total long-term debt	$1,841.3	$1,704.0

(1)	At December 31, 2015, balances for the Senior Notes due 2022 are reflected net of discount of approximately $0.9.

The Company had outstanding international borrowings, recorded in Notes payable, of $17.3 and $17.5 as of December 31, 2015 and September 30, 2015, respectively.

Note 9 - Retirement Plans
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
As part of the Separation, and in accordance with an employee matters agreement entered into with New Energizer, certain combined plans were split between Edgewell and New Energizer. Accordingly, the Company transferred to New Energizer pension obligations associated with their active, retired and other former employees for those impacted defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable ERISA (The Employee Retirement Income Security Act of 1974), Internal Revenue Service and other jurisdictional requirements. As of December 31, 2015, certain international defined benefit plans retained by Edgewell are unfunded. The Company funds its pension plans in compliance with ERISA or local funding requirements. The Company has evaluated the discretionary funding of certain international defined benefit plans and contributed €92.8 (approximately $100) during the second quarter of fiscal 2016.
The Company's net periodic pension benefit cost for these plans was as follows:

	Three Months Ended December 31,
	2015	2014
Service cost	$1.3	$2.3
Interest cost	5.5	12.2
Expected return on plan assets	(6.9)	(17.8)
Amortization of unrecognized prior service cost	—	0.1
Recognized net actuarial loss (gain)	1.0	2.5
Net periodic benefit cost	0.9	(0.7)
Net periodic benefit cost associated with New Energizer	—	(2.0)
Net periodic benefit cost included in continuing operations	$0.9	$1.3

Note 10 - Shareholders' Equity
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the three months ended December 31, 2015, the Company repurchased 1.0 shares of its common stock for $78.9, all of which were purchased under this authorization. The Company has 7.0 shares remaining under the Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During the three months ended December 31, 2015, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
On May 21, 2015, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The Rights were issued on June 1, 2015 to the shareholders of record on such date, and accompanied each new share of common stock issued between that date and the date of the Separation. Each Right allowed the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock which would have given the shareholder approximately the same dividend, voting and liquidation rights as would one share of the Company common stock. The Rights expired on December 31, 2015.
The Company did not declare or pay any dividends during the first quarter of fiscal 2016. During the first quarter of fiscal 2015, the Company declared cash dividends of $31.1, or $0.50 per share.

Note 11 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2015	$(69.1)	$(105.7)	$3.3	$(171.5)
OCI before reclassifications (1)	(10.5)	(0.1)	(4.4)	(15.0)
Reclassifications to earnings	—	0.6	2.5	3.1
Balance at December 31, 2015	$(79.6)	$(105.2)	$1.4	$(183.4)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2014	$(78.2)	$(202.8)	$9.9	$(271.1)
OCI before reclassifications (1)	(62.3)	2.7	(9.9)	(69.5)
Reclassifications to earnings	—	1.6	14.5	16.1
Balance at December 31, 2014	$(140.5)	$(198.5)	$14.5	$(324.5)

(1)	OCI is defined as Other comprehensive loss.

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended December 31,
Details of AOCI Components	2015	2014	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$3.6	$21.0	Other income, net
	3.6	21.0	Total before tax
	(1.1)	(6.5)	Tax expense
	$2.5	$14.5	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	—	0.1	(1)
Actuarial losses	1.0	2.3	(1)
	1.0	2.4	Total before tax
	(0.4)	(0.8)	Tax expense
	$0.6	$1.6	Net of tax

Total reclassifications for the period	$3.1	$16.1	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost (see Note 9 of Notes to Condensed Consolidated Financial Statements for further details).

Note 12 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at December 31, 2015 and September 30, 2015, as well as the Company's objectives and strategies for holding derivative instruments.

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
Additionally, the Company's foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary's local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary's local currency results in an exchange gain or loss recorded in Other income, net. The primary currency to which the Company's foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2015, the Company had $742.2 of variable rate debt outstanding, which were primarily outstanding borrowings under the Company's revolving credit facilities in the U.S. and the Netherlands.

Cash Flow Hedges
At December 31, 2015, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $1.8 and $4.6 at December 31, 2015 and September 30, 2015, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2015 levels over the next twelve months, the majority of the pre-tax gain included in Accumulated other comprehensive loss at December 31, 2015 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2017. There were 68 open foreign currency contracts at December 31, 2015 with a total notional value of $126.0.

Derivatives not Designated in Hedging Relationships
The Company held a share option with a major financial institution to mitigate the impact of changes in certain of the Company's deferred compensation liabilities, which were tied to the Company's common share price. The contract matured in November 2014 and was subsequently not renewed. Period activity related to the share option is classified in the same category in the cash flow statement as the period activity associated with the Company's deferred compensation liability, which is cash flow from operations.
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three months ended December 31, 2014 resulted in income of $5.1, and was recorded in Other income, net. The impact of the change in estimated fair value was immaterial for the three months ended December 31, 2015. There were five open foreign currency derivative contracts, which were not designated as cash flow hedges at December 31, 2015, with a total notional value of $113.2.
The following table provides estimated fair values and the amounts of gains and losses on derivative instruments classified as cash flow hedges:

	At December 31, 2015	For the Quarter Ended December 31, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain Recognized in OCI (3)	Gain Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$1.8	$0.8	$3.6

	At September 30, 2015	For the Quarter Ended December 31, 2014
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (Liability) (1) (2)	Gain Recognized in OCI (3)	Gain Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$4.6	$12.1	$5.6

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

(3)	OCI is defined as Other comprehensive loss.

(4)	Gain reclassified to income was recorded in Other income, net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values and the amounts of gains and losses on derivative instruments not classified as cash flow hedges:

	At December 31, 2015	For the Quarter Ended December 31, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain Recognized in Income (1)
Foreign currency contracts	$0.4	$—

	At September 30, 2015	For the Quarter Ended December 31, 2014
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset (Liability)	Gain Recognized in Income (1)
Share option (2)	$—	$0.5
Foreign currency contracts	1.3	5.1
Total	$1.3	$5.6

(1)	Gain recognized in income was recorded as follows: share option in SG&A and foreign currency contracts in Other income, net.

(2)	The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

The following table provides financial assets and liabilities as required by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At December 31, 2015			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$3.3	$(0.3)	$3.0	$6.6	$(0.5)	$6.1

Offsetting of derivative liabilities

		At December 31, 2015			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(1.1)	$0.3	$(0.8)	$(0.2)	$—	$(0.2)

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
Level 3: Unobservable inputs reflecting the reporting entity's own assumptions or external inputs from inactive markets.

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	December 31, 2015	September 30, 2015
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(89.9)	$(90.0)
Derivatives - foreign currency contracts	2.2	5.9
Net liabilities at estimated fair value	$(87.7)	$(84.1)

At December 31, 2015 and September 30, 2015, the Company had no level 1 or level 3 financial assets or liabilities, other than pension plan assets.
At December 31, 2015 and September 30, 2015, the fair market value of fixed rate long-term debt was $1,038.8 and $1,059.8, respectively, compared to its carrying value of $1,099.1 at each date. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.
At December 31, 2015, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 13 - Commitments and Contingencies
The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, if the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims, which are likely to be asserted, is not reasonably likely to be material to the Company's financial position, results of operations or cash flows, taking into account established accruals for estimated liabilities.

Note 14 - Segment Data
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge®, Skintimate®, Shave Guard and Personna® brands, as well as non-branded products. The Company's wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•	Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, as well as Wet Ones® hand and face wipes and Playtex® household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives (including the Spin restructuring and the 2013 Restructuring) and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
The Company's operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions, and in most cases a combined sales force and management teams. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.
Prior periods have been recast to reflect the Company's current segment reporting.
Segment sales and profitability are presented below:

	Three Months Ended December 31,
	2015	2014
Net Sales
Wet Shave	$316.3	$341.4
Sun and Skin Care	53.5	54.3
Feminine Care	92.5	95.8
All Other	32.8	45.6
Total net sales	$495.1	$537.1

Segment Profit
Wet Shave	$66.8	$90.5
Sun and Skin Care	1.7	3.7
Feminine Care	17.6	15.2
All Other	7.2	6.8
Total segment profit	93.3	116.2

General corporate and other expenses	(17.7)	(31.4)
Spin costs (1)	(7.5)	(23.8)
Spin restructuring charges	—	(1.2)
2013 Restructuring and related costs	(18.5)	(9.2)
Amortization of intangibles	(3.6)	(4.1)
Interest and other expense, net	(15.3)	(27.4)
Total earnings before income taxes	$30.7	$19.1

(1)
Includes pre-tax costs of $7.3 for the three months ended December 31, 2015 and $23.8 for the three months ended December 31, 2014, which were included in SG&A, and pre-tax costs of $0.2 for the three months ended December 31, 2015 included in Cost of products sold.

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2015	2014
Razors and blades	$274.2	$303.6
Tampons, pads and liners	92.5	95.8
Sun care products	36.9	33.8
Infant care and other	32.7	45.6
Shaving gels and creams	42.2	37.8
Skin care products	16.6	20.5
Total net sales	$495.1	$537.1

Note 15 - Guarantor and Non-Guarantor Financial Information
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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Parent Company, Edgewell Personal Care Company, the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company, as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors and the Non-Guarantors.
As described in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company completed the Separation of its Household Products business into a separate publicly-traded company on July 1, 2015. Certain legal entities that are now part of New Energizer were subsidiary guarantors under the terms of the Company's credit agreements. As a result of the Separation, those entities have been released as Guarantors. The financial statements below reflect those entities as Guarantors through the date of the Separation. On the Condensed Consolidating Statements of Earnings, results related to the entities that are now a part of New Energizer are reflected in Earnings from discontinued operations, net of tax.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$336.8	$269.5	$(111.2)	$495.1
Cost of products sold	—	204.9	174.8	(112.1)	267.6
Gross profit	—	131.9	94.7	0.9	227.5

Selling, general and administrative expense	3.1	60.7	36.6	—	100.4
Advertising and sales promotion expense	—	27.5	19.2	(0.1)	46.6
Research and development expense	—	15.6	0.4	—	16.0
2013 restructuring charges	—	4.7	13.8	—	18.5
Interest expense	16.2	—	1.5	—	17.7
Other income, net	—	(2.4)	—	—	(2.4)
Intercompany service fees	—	(5.5)	5.5	—	—
Equity in earnings of subsidiaries	(35.8)	(12.4)	—	48.2	—
Earnings before income taxes	16.5	43.7	17.7	(47.2)	30.7
Income tax (benefit) provision	(7.2)	10.0	3.2	1.0	7.0
Net earnings	$23.7	$33.7	$14.5	$(48.2)	$23.7

Statement of Comprehensive Income:
Net earnings	$23.7	$33.7	$14.5	$(48.2)	$23.7
Other comprehensive loss, net of tax	(11.9)	(1.9)	(11.5)	13.4	(11.9)
Total comprehensive income	$11.8	$31.8	$3.0	$(34.8)	$11.8

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$349.0	$215.8	$(27.7)	$537.1
Cost of products sold	—	211.3	95.1	(26.1)	280.3
Gross profit	—	137.7	120.7	(1.6)	256.8

Selling, general and administrative expense	17.2	66.9	49.4	—	133.5
Advertising and sales promotion expense	—	26.3	24.5	(0.1)	50.7
Research and development expense	—	15.1	0.6	—	15.7
Spin restructuring charges	—	(0.5)	1.7	—	1.2
2013 restructuring charges	—	15.3	(6.1)	—	9.2
Interest expense	27.0	—	0.8	—	27.8
Intercompany interest (income) expense	(26.5)	26.5	—	—	—
Other expense (income), net	—	0.2	(0.6)	—	(0.4)
Intercompany service fees	—	5.8	(5.8)	—	—
Equity in earnings of subsidiaries	(125.0)	(101.3)	—	226.3	—
Earnings from continuing operations before income taxes	107.3	83.4	56.2	(227.8)	19.1
Income tax (benefit) provision	(2.2)	(6.8)	9.7	(1.5)	(0.8)
Earnings from continuing operations	109.5	90.2	46.5	(226.3)	19.9
Earnings from discontinued operations, net of tax	(4.4)	31.9	57.7	—	85.2
Net earnings	$105.1	$122.1	$104.2	$(226.3)	$105.1

Statement of Comprehensive Income:
Net earnings	$105.1	$122.1	$104.2	$(226.3)	$105.1
Other comprehensive loss, net of tax	(53.4)	(34.5)	(54.1)	88.6	(53.4)
Total comprehensive income	$51.7	$87.6	$50.1	$(137.7)	$51.7

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5.6	$688.6	$—	$694.2
Trade receivables, net	—	108.9	131.1	—	240.0
Inventories	—	234.4	139.6	(18.2)	355.8
Other current assets	—	58.4	109.6	6.0	174.0
Total current assets	—	407.3	1,068.9	(12.2)	1,464.0
Investment in subsidiaries	3,324.7	790.5	—	(4,115.2)	—
Intercompany receivables, net (1)	—	346.8	80.6	(427.4)	—
Intercompany notes receivable (1)	—	1.9	—	(1.9)	—
Property, plant and equipment, net	—	323.2	159.9	—	483.1
Goodwill	—	1,061.9	354.7	—	1,416.6
Other intangible assets, net	—	1,251.2	151.1	—	1,402.3
Other assets	7.9	80.9	31.7	—	120.5
Total assets	$3,332.6	$4,263.7	$1,846.9	$(4,556.7)	$4,886.5

Liabilities and Shareholders' Equity
Current liabilities	$9.6	$239.2	$262.4	$—	$511.2
Intercompany payables, net (1)	427.4	—	—	(427.4)	—
Intercompany notes payable (1)	—	—	1.9	(1.9)	—
Long-term debt	1,099.1	477.0	265.2	—	1,841.3
Deferred income tax liabilities	—	311.4	34.8	—	346.2
Other liabilities	—	265.9	125.4	—	391.3
Total liabilities	1,536.1	1,293.5	689.7	(429.3)	3,090.0
Total shareholders' equity	1,796.5	2,970.2	1,157.2	(4,127.4)	1,796.5
Total liabilities and shareholders' equity	$3,332.6	$4,263.7	$1,846.9	$(4,556.7)	$4,886.5

(1)
Intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$78.9	$(123.7)	$(13.9)	$—	$(58.7)

Cash Flow from Investing Activities
Capital expenditures	—	(13.0)	(1.5)	—	(14.5)
Payment for equity contributions	—	(0.2)	—	0.2	—
Net cash (used by) from investing activities	—	(13.2)	(1.5)	0.2	(14.5)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	142.0	2.8	—	144.8
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.4)	0.2	—	(2.2)
Proceeds from intercompany notes	—	—	—	—	—
Common shares purchased	(78.9)	—	—	—	(78.9)
Proceeds for equity contributions	—	—	0.2	(0.2)	—
Net cash (used by) from financing activities	(78.9)	139.6	3.2	(0.2)	63.7

Effect of exchange rate changes on cash	—	—	(8.4)	—	(8.4)

Net increase (decrease) in cash and cash equivalents	—	2.7	(20.6)	—	(17.9)
Cash and cash equivalents, beginning of period	—	2.9	709.2	—	712.1
Cash and cash equivalents, end of period	$—	$5.6	$688.6	$—	$694.2

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$25.3	$(88.9)	$31.6	$—	$(32.0)

Cash Flow from Investing Activities
Capital expenditures	—	(9.3)	(6.0)	—	(15.3)
Acquisitions, net of cash acquired	—	(11.1)	—	—	(11.1)
Proceeds from sale of assets	—	—	1.8	—	1.8
Proceeds from intercompany notes	80.0	—	—	(80.0)	—
Intercompany receivables and payables, net	(190.0)	4.0	(3.9)	189.9	—
Payment for equity contributions	—	(0.6)	—	0.6	—
Net cash (used by) from investing activities	(110.0)	(17.0)	(8.1)	110.5	(24.6)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(80.0)	—	—	—	(80.0)
Net increase in debt with original maturities of 90 days or less	190.0	(6.9)	5.1	—	188.2
Payments for intercompany notes	—	(80.0)	—	80.0	—
Cash dividends paid	(31.1)	—	—	—	(31.1)
Proceeds from issuance of common shares, net	1.4	—	—	—	1.4
Excess tax benefits from share based payments	8.4	—	—	—	8.4
Intercompany receivables and payables, net	(4.0)	193.9	—	(189.9)	—
Proceeds for equity contributions	—	—	0.6	(0.6)	—
Net cash from (used by) financing activities	84.7	107.0	5.7	(110.5)	86.9

Effect of exchange rate changes on cash	—	—	(27.7)	—	(27.7)

Net increase in cash and cash equivalents	—	1.1	1.5	—	2.6
Cash and cash equivalents, beginning of period	—	3.3	1,125.7	—	1,129.0
Cash and cash equivalents, end of period	$—	$4.4	$1,127.2	$—	$1,131.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 30, 2015. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within "Forward-Looking Statements" below, and in Item 1A. Risk Factors and "Forward-Looking Statements" included within our Annual Report on Form 10-K.
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" and exclude items such as spin costs, restructuring costs (including 2013 Restructuring and Spin restructuring charges), amortization of intangibles and adjustments to prior years' tax accruals.
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
We analyze our net revenue and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and segment profit exclude the impact of changes in foreign currency, acquisitions and dispositions, and the period-over-period change in Venezuela. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data. Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using our internal data and estimates, based on data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee their accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the "Risk Factors" section of our Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Retail sales for purposes of market size, market position and market share information are based on retail sales in United States ("U.S.") dollars.
Trademarks and Trade Names. We own or have rights to use trademarks and trade names that we use in conjunction with the operation of our business, which appear throughout this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Forward-Looking Statements. This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•
We are subject to risks related to our international operations, such as global economic conditions, currency fluctuations and our changing international go-to-market strategy, that could adversely affect our results of operations;

•	We may not achieve some or all of the expected benefits of the separation of our Household Products business, and this separation may materially adversely affect our business;

•	Our manufacturing facilities, supply channels or other business operations may be subject to disruption from events beyond our control;

•	Our access to capital markets and borrowing capacity could be limited;

•	If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively;

•	We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business;

•	We face risks arising from the restructuring of our operations and uncertainty with respect to our ability to achieve our estimated cost savings;

•	Loss of any of our principal customers and emergence of new sales channels could significantly decrease our sales and profitability;

•	We may not be able to attract, retain and develop key personnel;

•	We may experience losses or be subject to increased funding obligations and expenses related to our pension plans;

•	We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits;

•	Our Wet Shave segment's men's shaving systems category has faced relatively flat to declining sales;

•
Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals;

•	A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business;

•	The resolution of our tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations;

•	If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations;

•	Potential liabilities in connection with the separation of our Household Products business may arise under fraudulent conveyance and transfer laws and legal capital requirements.

In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but not exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K.

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
We conduct our business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge®, Skintimate®, Shave Guard and Personna® brands, as well as non-branded products. Our wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•	Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, as well as Wet Ones® hand and face wipes and Playtex® household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perception, product performance, customer service and price. The markets are generally characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our priority is to deliver our strategic objectives, focusing on maximizing sales and profit growth through innovation, product line extensions and share gains, and we continue to target improved working capital management as a key business objective.

Significant Events
Discontinued Operations
On July 1, 2015, we completed the separation of our Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The historical results of the Households Products business ("New Energizer") are presented as discontinued operations. We have focused our discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on our continuing operation, Edgewell Personal Care Company. Historical results on a continuing operations basis include certain costs associated with supporting the Household Products business that were not eligible to be reported in discontinued operations. These costs affected Selling, general and administrative expense ("SG&A"), interest expense, spin costs, restructuring charges and income taxes. As a result, fiscal 2015 earnings per share on both a GAAP and Adjusted (Non-GAAP) basis will not be comparable to each of the first three quarters of fiscal 2016. In addition, the prior year cash flow statement was not adjusted for the impact of the Separation and is not comparable.
Prior to the Separation, we managed our business in two reportable segments: Personal Care and Household Products. Beginning July 1, 2015, we manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Prior periods have been recast to reflect our current segment reporting.
Our financial statements include incremental costs incurred to evaluate, plan and execute the Separation. The first quarters of fiscal 2016 and 2015 included costs related to the Separation of $7.3 and $23.8 recorded in SG&A, respectively, the first quarter of fiscal 2016 included $0.2 recorded in Cost of products sold and the first quarter of fiscal 2015 included $1.2 in Spin restructuring charges. We expect to incur approximately $2.5 to $4.5 of Spin costs in the remainder of fiscal 2016. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements for more information on the Separation, and Spin and Spin restructuring initiatives.

Venezuela Deconsolidation
Venezuelan exchange control regulations have created an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, resulting in a lack of control over our Venezuelan subsidiaries for accounting purposes. As we expect this condition to continue for the foreseeable future, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for the investment in our Venezuelan operations using the cost method of accounting. Since March 31, 2015, our financial results have not included the operating results of our Venezuelan operations.

Restructuring Projects
In November 2012, our Board of Directors (the "Board") authorized an enterprise-wide restructuring plan and delegated authority to management to determine the final actions with respect to this plan (the "2013 Restructuring"). The 2013 Restructuring originally included several initiatives focused on reducing costs in general and administrative functions as well as reducing manufacturing and operating costs associated with our discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs.
During the first quarter of fiscal 2016, we incurred $18.5 of 2013 Restructuring charges and estimate our incremental additional gross savings in the first quarter of fiscal 2016 under the 2013 Restructuring to be approximately $3.3. Project-to-date restructuring costs total approximately $124.1, and we expect costs of $21.5 to $26.5 for the remainder of fiscal 2016 and $5.0 to $10.0 for 2017. Project-to-date savings total approximately $116.5. Incremental savings of approximately $12.0 are expected in the remainder of fiscal 2016 with an additional $40.0 to $50.0 in fiscal 2017 and 2018.
We incurred $1.2 in Spin restructuring charges during the first quarter of fiscal 2015. We do not expect to incur significant additional Spin related restructuring charges in the future.
For further information on our restructuring projects, see Note 3 of Notes to Condensed Consolidated Financial Statements.

Q1 2016 Executive Summary
Following is a summary of key results for the first quarter of fiscal 2016. Net earnings and earnings per share ("EPS") for the time periods presented were impacted by restructuring activities, Spin restructuring charges, costs related to the Separation and certain other adjustments as described in the table below. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

•
Net earnings from continuing operations in the first quarter of fiscal 2016 were $23.7, as compared to $19.9 in the prior year period. Adjusted net earnings from continuing operations for the first quarter of fiscal 2016 increased 5.7% to $41.0 primarily due to lower SG&A and interest expense, partially offset by lower sales and gross margin driven by increased product costs, unfavorable impacts from currency movements and the impact of the deconsolidation of Venezuela in the second quarter of fiscal 2015.

•
Net earnings per diluted share from continuing operations during the first quarter of fiscal 2016 were $0.39 compared to $0.32 in the prior year period. Adjusted net earnings per diluted share from continuing operations were $0.68 compared to $0.62 in the prior year.

•	Net sales decreased 7.9% to $495.1, but increased 0.5% on an organic basis. The increase in organic net sales was driven by our Wet Shave and Sun and Skin Care segments.

	Net Earnings		Diluted EPS
	Q1 2016	Q1 2015	Q1 2016	Q1 2015
Net Earnings from Continuing Operations and Diluted EPS - GAAP	$23.7	$19.9	$0.39	$0.32
Impacts, net of tax: Expense (Income)
Spin costs (1)	4.8	15.5	0.08	0.25
Spin restructuring charges	—	0.9	—	0.01
2013 restructuring and related costs, net	12.5	4.9	0.21	0.08
Adjustments to prior years' tax accruals	—	(2.5)	—	(0.04)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$41.0	$38.7	$0.68	$0.62

Weighted-average shares outstanding - Diluted			59.9	62.4

(1)
Includes costs of $4.7 and $15.5 (net of tax) for the first quarters of fiscal 2016 and 2015, respectively, which were included in SG&A. Additionally, costs of $0.1 (net of tax) for the first quarter of fiscal 2016 were included in Cost of products sold.

For the first quarter of fiscal 2016, we reported adjusted net earnings per diluted share of $0.68, up 9.7% compared to $0.62 for the same period in the prior year. The increase in adjusted net earnings per diluted share in fiscal 2016 was driven by lower SG&A and interest expense as a result of the Separation. SG&A decreased $33.1, including the change in Spin costs over the prior year. On an adjusted basis, SG&A decreased by $16.6, as compared to the prior year, and interest expense decreased by $10.1. Partially offsetting these improvements were lower net sales, decreased gross margin and unfavorable currency movements.

Operating Results
Net Sales

Net Sales - Total Company
For the first quarters of fiscal 2016 and 2015
		%Chg
Net sales - prior year	$537.1
Organic	2.8	0.5%
Impact of Venezuela	(9.6)	(1.8)%
Impact of currency	(24.5)	(4.6)%
Impact of industrial blade sale	(10.7)	(2.0)%
Net sales - current year	$495.1	(7.9)%

For the first quarter of fiscal 2016, net sales decreased 7.9%. Excluding the unfavorable impact of currency movements, the industrial blade sale and Venezuela, organic sales increased 0.5% versus the prior year period. The increase in organic sales is attributable to higher volumes for Wet Shave in North America and for Sun and Skin Care in Asia Pacific. North America sales increased 2.7% while international net sales decreased 2.1% as a result of go-to-market changes. Excluding estimated go-to-market impacts of $13, net sales increased 2.9%.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $227.5 during the first quarter of fiscal 2016, as compared to $256.8 in the prior year period. The decrease in gross profit was due primarily to unfavorable foreign currency movements and lower net sales.
Gross margin as a percent of net sales for the first quarter of fiscal 2016 was 46.0%, down 180 basis points as compared to the prior year period. The gross margin percentage was negatively impacted by 90 basis points due to unfavorable currency movements. Excluding the negative impact of currency, gross profit as a percent of net sales decreased 90 basis points due to higher product costs in our manufacturing plants in the Wet Shave and Sun Care businesses.

Selling, General and Administrative Expense
SG&A expenses were $100.4 in the first quarter of fiscal 2016, or 20.3% of net sales, as compared to $133.5 in the prior year period, or 24.9% of net sales. Included in SG&A in the first quarter of fiscal years 2016 and 2015 were approximately $7.3 and $23.8 of pre-tax Spin costs, respectively, which reflect the incremental costs incurred to evaluate, plan and execute the Separation. Excluding Spin costs, SG&A expenses were $93.1 in the current quarter or 18.8% of net sales, as compared to $109.7, or 20.4% of net sales, for the prior year period. In addition, SG&A expenses in the first quarter of fiscal 2015 included certain costs associated with supporting the Household Products business which were not eligible to be reported in discontinued operations.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2016, Advertising and sales promotion expense ("A&P") was $46.6, down $4.1 as compared to the prior year period. A&P spending as a percent of net sales was consistent with the prior year period at 9.4%. The lower level of A&P spending was primarily due to go-to-market changes and timing of spend related to new product innovation. Adjusting for the impact of currency, A&P spending decreased by $1.7 compared to the prior year.

Research and Development Expense
Research and development expense ("R&D") was relatively consistent over the prior period with spending at $16.0 in the first quarter of fiscal 2016 and $15.7 in the prior year period. As a percent of sales, R&D was approximately 3.2% in the current quarter and 2.9% in the prior year period.

Interest and Other Income, Net
Interest expense for the first quarter of fiscal 2016 was $17.7, a decrease of $10.1 as compared to the prior year period due to lower average debt outstanding and a lower average borrowing rate as a result of refinancing efforts associated with the Separation.
Other income, net was $2.4 and $0.4 during the first quarters of fiscal 2016 and 2015, respectively, primarily reflecting the net impact of foreign currency hedging contract gains and losses.

Income Tax Provision (Benefit)
The effective tax rate for the first quarter of fiscal 2016 was 22.8%, compared to a 4.2% benefit in the prior year period. The effective tax rate in the prior year reflects a tax benefit on a higher level of spending related to the Separation, which was incurred in higher tax-rate jurisdictions. The adjusted effective tax rate was 27.7% in both periods. We expect the adjusted effective tax rate to be between 30% to 32% for fiscal 2016. However, the adjusted effective tax rate is dependent upon the mix of earnings in various tax jurisdictions.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives (including the Spin restructuring and the 2013 Restructuring) and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions, and in most cases a combined sales force and management teams. We apply a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.

Wet Shave

Net Sales - Wet Shave
For the first quarters of fiscal 2016 and 2015
		%Chg
Net sales - prior year	$341.4
Organic	3.7	1.1%
Impact of Venezuela	(9.6)	(2.8)%
Impact of currency	(19.2)	(5.6)%
Net sales - current year	$316.3	(7.3)%

Wet Shave net sales for the first quarter of fiscal 2016 decreased 7.3%, inclusive of a 5.6% decline due to unfavorable currency movements and a 2.8% decline due to the deconsolidation of Venezuela, which occurred March 31, 2015. Excluding the unfavorable impact of currency movements and Venezuela, organic net sales increased $3.7, or 1.1%, net of negative go-to-market impacts. The increase in net sales was driven by higher volumes of shaving gels and creams, by volume growth on women's systems and disposables in North America and by improvements in men's and women's systems in Asia.

Segment Profit - Wet Shave
For the first quarters of fiscal 2016 and 2015
		%Chg
Segment profit - prior year	$90.5
Organic	(12.7)	(14.0)%
Impact of Venezuela	(3.3)	(3.6)%
Impact of currency	(7.7)	(8.5)%
Segment profit - current year	$66.8	(26.1)%

Wet Shave segment profit for the first quarter of fiscal 2016 was $66.8, down $23.7 or 26.1%, inclusive of the negative impact of currency movements and Venezuela. Excluding the impact of unfavorable currency movements and the Venezuela deconsolidation, organic segment profit decreased $12.7, or 14.0%, as positive volumes and price mix were negatively impacted mainly by higher product costs and increased SG&A. Higher product cost were primarily a result of the translation of U.S. dollar-based input costs into our international plants, and higher materials cost for shaving gels and creams.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the first quarters of fiscal 2016 and 2015
		%Chg
Net sales - prior year	$54.3
Organic	2.4	4.4%
Impact of currency	(3.2)	(5.9)%
Net sales - current year	$53.5	(1.5)%

Sun and Skin Care net sales for the first quarter of fiscal 2016 decreased 1.5%, inclusive of a 5.9% decline due to unfavorable currency movements. Excluding the unfavorable impact of currency movements, organic segment net sales increased $2.4, or 4.4%, primarily driven by category and market share growth in Asia Pacific and the timing of sales in North America. Sales growth of sun care products were partially offset by skin care volume declines driven by increased competition in North America.

Segment Profit - Sun and Skin Care
For the first quarters of fiscal 2016 and 2015
		%Chg
Segment profit - prior year	$3.7
Organic	(1.1)	(29.7)%
Impact of currency	(0.9)	(24.3)%
Segment profit - current year	$1.7	(54.0)%

Sun and Skin Care segment profit is affected by the seasonality of sun care products and by fixed cost overhead allocations. As a result, segment profit tends to be lower in the first and fourth quarter of the fiscal year. Segment profit for the first quarter of fiscal 2016 was $1.7, a decrease of $2.0 or 54.0%, inclusive of the negative impact of currency movements. Excluding the impact of unfavorable currency movements, organic segment profit decreased $1.1, or 29.7%, due to increased product costs, reflecting the impact of lower production volumes compared to the prior year period, which more than offset the increase in organic segment net sales.

Feminine Care

Net Sales - Feminine Care
For the first quarters of fiscal 2016 and 2015
		%Chg
Net sales - prior year	$95.8
Organic	(2.2)	(2.3)%
Impact of currency	(1.1)	(1.1)%
Net sales - current year	$92.5	(3.4)%

Feminine Care net sales for the first quarter of fiscal 2016 decreased 3.4%, inclusive of a 1.1% decline due to unfavorable currency movements. Excluding the impact of currency movements, organic segment net sales decreased $2.2, or 2.3%, due to volume declines in certain legacy products, Separation-related go-to-market impacts in Asia and Latin America and increased sales promotions.

Segment Profit - Feminine Care
For the first quarters of fiscal 2016 and 2015
		%Chg
Segment profit - prior year	$15.2
Organic	3.1	20.4%
Impact of currency	(0.7)	(4.6)%
Segment profit - current year	$17.6	15.8%

Feminine Care segment profit for the first quarter of fiscal 2016 was $17.6, an increase of $2.4 or 15.8%, inclusive of the negative impact of currency movements. Excluding the impact of unfavorable currency movements, organic segment profit increased $3.1 or 20.4% as the decrease in net sales mentioned above was more than offset by product cost improvements from restructuring savings and by lower A&P spending due to timing.

All Other

Net Sales - All Other
For the first quarters of fiscal 2016 and 2015
		%Chg
Net sales - prior year	$45.6
Organic	(1.1)	(2.4)%
Impact of currency	(1.0)	(2.2)%
Impact of industrial blade sale	(10.7)	(23.5)%
Net sales - current year	$32.8	(28.1)%

All Other net sales for the first quarter of fiscal 2016 decreased 28.1%, inclusive of a 2.2% decline due to the impact of unfavorable currency movements and a 23.5% decline due to the negative impact of the sale of our industrial blade business in September 2015. Excluding the negative impact of currency movements and the industrial blade sale, organic segment net sales decreased $1.1 or 2.4%, primarily due to lower volume on Playtex® bottles and cups as a result of ongoing competitive pressure, offset in part by increased sales of Diaper Genie®.

Segment Profit - All Other
For the first quarters of fiscal 2016 and 2015
		%Chg
Segment profit - prior year	$6.8
Organic	1.9	27.9%
Impact of currency	(0.7)	(10.3)%
Impact of industrial blade sale	(0.8)	(11.8)%
Segment profit - current year	$7.2	5.8%

All Other segment profit for the first quarter of fiscal 2016 was $7.2, an increase of $0.4 or 5.8%, inclusive of the impact of currency movements and the negative impact of the sale of our industrial blade business in September 2015. Excluding the impact of currency movements and the industrial blade sale, segment profit increased $1.9, or 27.9%, as lower sales were more than offset by favorable product costs from international suppliers.

General Corporate and Other Expenses (pre-tax)

	Q1 2016	Q1 2015
Corporate expenses	$17.7	$31.4
Spin costs (1)	7.5	23.8
Spin restructuring charges	—	1.2
2013 restructuring and related costs	18.5	9.2
General corporate and other expenses	$43.7	$65.6
% of net sales	8.8%	12.2%

(1)
Includes pre-tax costs of $7.3 for the first quarter of fiscal 2016 and $23.8 for the first quarter of fiscal 2015, which were included in SG&A, and pre-tax costs of $0.2 for the first quarter of fiscal 2016 included in Cost of products sold.

General Corporate and Other Expenses (pre-tax)
For the quarter, general corporate expenses were $17.7, a decrease of $13.7 as compared to the prior year, due primarily to the Separation. We estimate that the first quarter of fiscal 2015 included approximately $12.5 of general corporate expenses to support the Household Products business that were not eligible to be reported in discontinued operations.

Liquidity and Capital Resources
At December 31, 2015, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. Our intention is to reinvest earnings of our foreign subsidiaries indefinitely as the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,858.6 at December 31, 2015, including $742.2 tied to variable interest rates. Our total borrowings at September 30, 2015 were $1,721.5.

As of December 31, 2015, we had outstanding borrowings of $477.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at December 31, 2015, $115.0 remains available under the Revolving Facility. As of December 31, 2015, we had outstanding borrowings of €244.1 (approximately $265.2) under our revolving credit facility in the Netherlands (the "Netherlands Credit Facility"). €25.9 remains available under the Netherlands Credit Facility.
At September 30, 2015, we had outstanding borrowings of $335.0 under the Revolving Facility and €241.5 (approximately $269.9) under the Netherlands Credit Facility.
We had outstanding international borrowings, recorded in Notes payable, of $17.3 and $17.5 as of December 31, 2015 and September 30, 2015, respectively.
The minimum required contribution to our pension plans in fiscal 2016 is $9.2; however, discretionary contributions also may be made. During the three months ended December 31, 2015, we contributed $3.5 to our pension plans. We evaluated the discretionary funding of certain international defined benefit plans and contributed €92.8 (approximately $100) during the second quarter of fiscal 2016.
As of December 31, 2015, we were in compliance, in all material respects, with the provisions and covenants associated with our debt agreements.

Cash Flows
The Company's cash flow statements in prior periods were not required to be adjusted for discontinued operations. Accordingly, the first quarter of fiscal 2015 includes activity for the Household Products business. A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Q1 2016	Q1 2015
Net cash from (used by):
Operating activities	$(58.7)	$(32.0)
Investing activities	(14.5)	(24.6)
Financing activities	63.7	86.9
Effect of exchange rate changes on cash	(8.4)	(27.7)
Net (decrease) increase in cash and cash equivalents	$(17.9)	$2.6

Operating Activities
Cash flow used by operating activities was $58.7 during the first quarter of fiscal 2016 as compared to $32.0 during the same period in the prior year, reflecting the impact of seasonality on our results, primarily related to Sun Care. Cash used by operating activities increased by $81.4 due to lower net earnings, as the prior year period included $85.2 of earnings from discontinued operations. Offsetting these items was an improvement related to the impact of changes in net working capital, primarily driven by timing of receipts and payments. We expect to have positive operating cash flow for the full year; however, we expect operating cash flow to be negative for the second quarter of fiscal 2016 due to the discretionary funding of certain international pension plans discussed above.

Investing Activities
Cash flow used by investing activities was $14.5 during the first quarter of fiscal 2016 as compared to $24.6 during the same period in the prior year. The decrease was primarily due to a prior year acquisition for our discontinued operations. Capital expenditures were $14.5 during the first quarter of fiscal 2016 and $15.3 during the same period in the prior year. Excluding capital expenditures related to the Household Products business, capital expenditures during the first quarter of fiscal 2015 were $8.1. The $6.4 increase in the current period primarily related to streamlining of certain operating facilities within the Feminine Care segment.

Financing Activities
Net cash from financing activities was $63.7 during the first quarter of fiscal 2016 as compared to $86.9 during the same period in the prior year. This change was driven by repurchases of common shares during the first quarter of fiscal 2016 of $78.9, which were partially offset by a $34.4 net increase in borrowings during the current year period and by prior year cash dividends of $31.1, as well as other activity related to employee share-based compensation.

Dividends
We did not declare or pay any cash dividends during the first quarter of fiscal 2016, and we do not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and our financial condition and will be declared at the sole discretion of the Board.

Share Repurchases
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization. During the three months ended December 31, 2015, we repurchased 1.0 shares of our common stock for $78.9, all of which were purchased under this authorization. We have 7.0 shares remaining under the Board authorization to repurchase our common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During the three months ended December 31, 2015, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.

Commitments and Contingencies
Contractual Obligations
During the three months ended December 31, 2015, we borrowed an additional $142.0 on the Revolving Facility. As of December 31, 2015, future repayments of debt are as follows: $265.2 in fiscal 2017, $477.0 in fiscal 2020, $600.0 in fiscal 2021 and $500.0 in fiscal 2022.
There have been no other material changes in our contractual obligations since the presentation in our Annual Report on Form 10-K, as filed with the SEC on November 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interests rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, see Note 12 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2015, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which bear interest based on LIBOR plus margin. As of December 31, 2015, our outstanding debt included approximately $265.2 million variable-rate debt on our revolving credit facility in the Netherlands and $477.0 million on our revolving credit facility in the U.S. Assuming a one-percent increase in the applicable interest rates, annual interest expense would increase by approximately $7.4 million.
There have been no material changes in our assessment of market risk sensitivity since our presentation of "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K, as filed with the SEC on November 30, 2015.

Item 4. Controls and Procedures.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
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

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on November 30, 2015. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2016.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2015	167,474	$79.53	167,474	7,815,482
November 1 to 30, 2015	812,162	$79.69	744,816	7,070,666
December 1 to 31, 2015	75,985	$82.54	75,000	6,995,666

(1)	68,331 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)
In May 2015, the Company's Board of Directors approved an authorization to repurchase up to ten million shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the first quarter of fiscal 2016, the Company repurchased 987,290 shares of its common stock under this resolution.

(3)	Includes $0.02 per share of brokerage fee commissions.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2015 and 2014, (ii) the Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014 and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended December 31, 2015. The financial information contained the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Sandra J. Sheldon
Sandra J. Sheldon
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Date:	February 5, 2016