Form 10-Q
period 2016-06-30
EDGEWELL PERSONAL CARE Co
filed 2016-08-03
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common shares, $0.01 par value - 58,950,886 shares as of July 29, 2016.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$645.1	$672.9	$1,751.4	$1,861.1
Cost of products sold	333.9	349.5	901.6	946.6
Gross profit	311.2	323.4	849.8	914.5

Selling, general and administrative expense	104.8	165.4	304.9	448.1
Advertising and sales promotion expense	122.5	142.3	254.1	271.4
Research and development expense	17.5	16.8	50.2	48.5
Venezuela deconsolidation charge	—	—	—	79.3
Spin restructuring charges	—	4.3	—	28.3
2013 restructuring charges	5.8	4.6	29.3	20.4
Industrial sale charges	—	21.9	0.2	21.9
Interest expense associated with debt	18.3	27.5	53.8	83.4
Cost of early debt retirements	—	59.6	—	59.6
Other expense (income), net	8.2	(6.6)	1.2	(8.3)
Earnings (loss) from continuing operations before income taxes	34.1	(112.4)	156.1	(138.1)
Income tax (benefit) provision	(2.6)	(44.7)	29.6	(35.7)
Earnings (loss) from continuing operations	$36.7	$(67.7)	$126.5	$(102.4)
(Loss) earnings from discontinued operations, net of tax	—	(4.8)	—	46.6
Net earnings (loss)	$36.7	$(72.5)	$126.5	$(55.8)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.62	$(1.09)	$2.13	$(1.65)
(Loss) earnings from discontinued operations, net of tax	—	(0.08)	—	0.75
Net earnings (loss)	0.62	(1.17)	2.13	(0.90)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.61	$(1.09)	$2.11	$(1.65)
(Loss) earnings from discontinued operations, net of tax	—	(0.08)	—	0.75
Net earnings (loss)	0.61	(1.17)	2.11	(0.90)

Statement of Comprehensive Income (Loss):
Net earnings (loss)	$36.7	$(72.5)	$126.5	$(55.8)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(8.0)	33.0	(0.7)	(106.4)
Pension and postretirement activity, net of tax of $0.4, ($0.3), $1.1 and $4.7, respectively	3.4	(1.4)	(2.6)	9.0
Deferred loss on hedging activity, net of tax of $0.5, ($3.9), $3.4 and ($0.7), respectively	(0.3)	(10.2)	(6.5)	(1.0)
Total other comprehensive (loss) income, net of tax	(4.9)	21.4	(9.8)	(98.4)
Total comprehensive income (loss)	$31.8	$(51.1)	$116.7	$(154.2)

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2016	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$691.5	$712.1
Trade receivables, less allowance for doubtful accounts of $5.8 and $5.4, respectively	308.7	279.8
Inventories	333.6	332.8
Other current assets	174.6	311.9
Total current assets	1,508.4	1,636.6
Property, plant and equipment, net	475.3	476.1
Goodwill	1,419.9	1,421.8
Other intangible assets, net	1,394.9	1,408.5
Other assets	55.5	48.7
Total assets	$4,854.0	$4,991.7

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$278.5	$—
Notes payable	17.0	17.5
Accounts payable	203.2	236.9
Other current liabilities	397.8	412.4
Total current liabilities	896.5	666.8
Long-term debt	1,579.2	1,704.0
Deferred income tax liabilities	258.7	335.8
Other liabilities	246.3	421.0
Total liabilities	2,980.7	3,127.6
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 58,901,055 and 60,176,237 outstanding, respectively	0.7	0.7
Additional paid-in capital	1,641.3	1,644.2
Retained earnings	896.9	772.9
Common shares in treasury at cost, 6,350,934 and 5,075,752, respectively	(484.3)	(382.2)
Accumulated other comprehensive loss	(181.3)	(171.5)
Total shareholders' equity	1,873.3	1,864.1
Total liabilities and shareholders' equity	$4,854.0	$4,991.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2016	2015
Cash Flow from Operating Activities
Net earnings (loss)	$126.5	$(55.8)
Non-cash restructuring costs	2.2	40.9
Depreciation and amortization	69.2	93.5
Venezuela deconsolidation charge	—	144.5
Non-cash items included in income, net	22.0	19.3
International pension funding	(100.5)	—
Other, net	(28.2)	(28.8)
Changes in current assets and liabilities used in operations	(87.1)	(189.9)
Net cash from operating activities	4.1	23.7

Cash Flow from Investing Activities
Capital expenditures	(50.9)	(72.4)
Change related to Venezuelan operations	—	(93.8)
Acquisitions, net of cash acquired	—	(12.1)
Proceeds from sale of assets	—	14.3
Change in restricted cash	—	13.9
Net cash used by investing activities	(50.9)	(150.1)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	656.3	2,414.0
Cash payments on debt with original maturities greater than 90 days	(501.0)	(1,900.0)
Net decrease in debt with original maturities of 90 days or less	(15.5)	(270.5)
Deferred finance expense	(0.6)	(15.1)
Common shares purchased	(114.5)	—
Cash dividends paid	—	(93.2)
Proceeds from issuance of common shares, net	—	4.4
Excess tax benefits from share-based payments	—	9.3
Net cash from financing activities	24.7	148.9

Effect of exchange rate changes on cash	1.5	(61.4)

Net decrease in cash and cash equivalents	(20.6)	(38.9)
Cash and cash equivalents, beginning of period	712.1	1,129.0
Cash and cash equivalents, end of period	$691.5	$1,090.1

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
Statement of Cash Flows Presentation. The net presentation of borrowings and repayments under the Company's U.S. revolving credit facility in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2015 has been revised in order to properly reflect borrowings and repayments on a gross basis, resulting in $203.0 of repayments presented gross that were previously netted against borrowings. Net cash from financing activities reported in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2015 was not impacted, and the Company has concluded that the correction was not material to its financial statements and that the error was not material to any prior period.

Balance Sheet Presentation of Deferred Taxes. During the third quarter of fiscal 2016, the Company identified a prior period misstatement related to the classification of deferred tax assets and liabilities in its Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. This resulted in an overstatement of Other assets and Deferred income tax liabilities as of March 31, 2016 and December 31, 2015. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that this misstatement was not material to the Company's consolidated financial statements for the prior periods and that amendments of previously filed reports were therefore not required. The Company's deferred tax assets and liabilities have been revised in order to properly present the deferred tax position for each tax-paying component of the consolidated entity as a net asset or net liability in accordance with Accounting Standards Update ("ASU") 2015-17. The impact to the Condensed Consolidated Balance Sheets resulted in a misstatement of Other assets, Total assets, Deferred income tax liabilities and Total liabilities of $70.2 as of March 31, 2016 and $71.5 as of December 31, 2015. The impact to the Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015 resulted in a misstatement of Other assets, Total assets, Deferred income tax liabilities and Total liabilities of $72.4 for each period in the Guarantor column and $2.2 and $0.9, respectively, in the Non-Guarantor column. No other line items on the Company's Condensed Consolidated Balance Sheets, Statements of Earnings or Cash Flows were impacted by the error.
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
Recently Adopted Accounting Pronouncements. In November 2015, the FASB issued a new ASU, which simplifies the presentation of deferred income taxes. Under the new guidance, an entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The Company has chosen to early adopt this guidance during the first quarter of fiscal 2016. The Company adopted this guidance prospectively, resulting in reductions to Other current assets, Other current liabilities and Deferred income tax liabilities of $85.1, $0.1 and $76.8, respectively, and an increase in Other assets of $8.2 as of June 30, 2016.
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
In March 2016, the FASB issued an ASU designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update will be effective for the Company beginning October 1, 2017, with early adoption permitted. The Company has not determined whether it will early adopt this guidance, and is in the process of evaluating its impact on the financial statements.
In March, April and May 2016, the FASB issued three ASUs which clarify the revenue recognition implementation guidance on principal versus agent considerations, identifying performance obligations, determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access the entity's intellectual property, assessing the collectability criteria, presentation of sales and similar taxes, noncash consideration and various other items. The amendments in these ASUs affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, and the effective date and transition requirements are the same as those for ASU 2014-09 which, for the Company, will be October 1, 2018. The Company is in the process of evaluating the impact the guidance will have on its financial statements.

In June 2016, the FASB issued an ASU intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact the guidance will have on its financial statements.

Note 2 - Discontinued Operations
On July 1, 2015, the Company completed the Separation; therefore, the Household Products business has been reclassified to discontinued operations on the Condensed Consolidated Statement of Earnings for the three and nine months ended June 30, 2015. Discontinued operations includes the results of the Household Products business, except for certain corporate overhead and other allocations, which remain in continuing operations. The costs to separate New Energizer are primarily reflected in continuing operations; however, certain costs specifically related to New Energizer are included in discontinued operations. The prior year Condensed Consolidated Statements of Comprehensive Loss and Cash Flows have not been adjusted to reflect the impact of the Separation. Net sales and (loss) earnings from New Energizer's operations were as follows:

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Net sales	$374.2	$1,232.5

Earnings before income taxes from discontinued operations	2.4	91.1
Income tax provision for discontinued operations	7.2	44.5
Net (loss) earnings from discontinued operations, net of tax	$(4.8)	$46.6

The Company incurred incremental costs to evaluate, plan and execute the Separation. The Company also initiated certain restructuring activities in order to prepare both businesses to operate as stand-alone entities. These pre-tax charges related to the Spin and Spin restructuring initiatives were included in continuing operations as follows:

•	$2.8 for the three months ended June 30, 2016 (included in Selling, general and administrative expense ("SG&A"));

•	$12.0 for the nine months ended June 30, 2016 ($11.8 included in SG&A and $0.2 included in Cost of products sold);

•	$60.0 for the three months ended June 30, 2015 ($52.4 included in SG&A, $3.3 included in Cost of products sold and $4.3 included in Spin restructuring charges);

•	$140.0 for the nine months ended June 30, 2015 ($107.7 included in SG&A, $4.0 included in Cost of products sold and $28.3 included in Spin restructuring charges); and

•	$206.7 for the project-to-date ($174.0 included in SG&A, $4.4 included in Cost of products sold and $28.3 included in Spin restructuring charges).

Of the total Spin and Spin restructuring costs included in continuing operations for the project-to-date, $9.7 were non-cash, primarily related to asset impairments and incremental costs associated with the modification of equity awards. The Company does not expect to incur additional Spin or Spin Restructuring costs.
In addition to the above costs included in continuing operations, $40.2 and $73.3 of pre-tax Spin and $14.3 and $38.6 of pre-tax Spin restructuring costs during the three and nine months ended June 30, 2015, respectively, were included in discontinued operations.

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
The Company incurred $4.3 and $28.3 of pre-tax Spin restructuring costs during the three and nine months ended June 30, 2015. These charges consisted primarily of severance and related benefit costs, non-cash asset write-downs, as well as other exit-related costs. As of June 30, 2016, $6.6 of accrued Spin restructuring charges were included in Other current liabilities. The Company does not expect to incur additional Spin restructuring charges.
The Company does not include restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for the three and nine months ended June 30, 2015 would have been as follows:

	Three Months Ended June 30, 2015
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Spin Restructuring
Severance and related benefit costs	$6.0	$0.8	$0.8	$0.1	$—	$7.7
Other exit costs	(3.5)	—	(0.1)	0.2	—	(3.4)
Total Spin Restructuring	$2.5	$0.8	$0.7	$0.3	$—	$4.3

	Nine Months Ended June 30, 2015
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Spin Restructuring
Severance and related benefit costs	$17.3	$3.9	$2.1	$0.4	$1.3	$25.0
Other exit costs	(1.6)	0.6	2.6	1.7	—	3.3
Total Spin Restructuring	$15.7	$4.5	$4.7	$2.1	$1.3	$28.3

The following table summarizes the Spin restructuring activities and the related accruals which were included in Other current liabilities as of the dates below:

				Utilized
	October 1, 2015	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2016
Spin Restructuring
Severance and related benefit costs	$10.8	$—	$0.7	$(4.9)	$—	$6.6
Non-cash asset write-down	—	—	—	—	—	—
Other exit costs	0.3	—	—	(0.3)	—	—
Total Spin restructuring	$11.1	$—	$0.7	$(5.2)	$—	$6.6

(1)	Includes the impact of currency translation.

				Utilized
	October 1, 2014	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2015
Spin Restructuring
Severance and related benefit costs	$—	$54.9	$(15.6)	$(28.5)	$—	$10.8
Non-cash asset write-down	—	7.4	(0.1)	—	(7.3)	—
Other exit costs	—	4.6	1.8	(6.1)	—	0.3
Total Spin restructuring	$—	$66.9	$(13.9)	$(34.6)	$(7.3)	$11.1

(1)	Includes $38.6 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

2013 Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan (the "2013 Restructuring"). The 2013 Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with our discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs. The Company expects full year restructuring costs to total $35.0 to $40.0 in 2016 and $10.0 to $15.0 for 2017.
Expense incurred under the 2013 Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. No 2013 Restructuring charges have been allocated to the Company's All Other segment. The Company does not include restructuring costs in the results of its reportable segments.

	Three Months Ended June 30, 2016
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$0.5	$—	$0.6	$—	$1.1
Accelerated depreciation	—	—	1.0	—	1.0
Consulting, program management and other exit costs	1.2	—	2.5	—	3.7
Total 2013 Restructuring	$1.7	$—	$4.1	$—	$5.8

	Nine Months Ended June 30, 2016
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$9.6	$0.2	$5.1	$—	$14.9
Accelerated depreciation	—	—	2.2	—	2.2
Consulting, program management and other exit costs	3.2	0.1	8.9	—	12.2
Total 2013 Restructuring	$12.8	$0.3	$16.2	$—	$29.3

	Three Months Ended June 30, 2015
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$0.1	$0.3	$—	$—	$0.4
Accelerated depreciation	—	—	0.9	—	0.9
Consulting, program management and other exit costs	0.7	0.1	2.3	0.2	3.3
Total 2013 Restructuring	$0.8	$0.4	$3.2	$0.2	$4.6

	Nine Months Ended June 30, 2015
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$0.7	$1.0	$2.9	$—	$4.6
Accelerated depreciation	—	—	3.9	—	3.9
Consulting, program management and other exit costs	2.1	1.3	7.5	1.0	11.9
Total 2013 Restructuring	$2.8	$2.3	$14.3	$1.0	$20.4

The following table summarizes the 2013 Restructuring activities and related accrual, which were included in Other current liabilities, for the first nine months of fiscal 2016:

				Utilized
	October 1, 2015	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2016
2013 Restructuring
Severance and termination related costs	$13.7	$14.9	$0.6	$(9.8)	$—	$19.4
Asset impairment and accelerated depreciation	—	2.2	—	—	(2.2)	—
Other related costs	—	12.2	—	(12.2)	—	—
Total 2013 Restructuring	$13.7	$29.3	$0.6	$(22.0)	$(2.2)	$19.4

(1)	Includes the impact of currency translation.

The following table summarizes the 2013 Restructuring activities and related accrual for fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2015
2013 Restructuring
Severance and termination related costs	$22.1	$13.0	$(8.3)	$(13.1)	$—	$13.7
Asset impairment and accelerated depreciation	—	14.2	(0.5)	—	(13.7)	—
Other related costs	4.3	18.8	(1.2)	(21.9)	—	—
Net (gain) loss on asset sales	—	(11.0)	0.5	13.9	(3.4)	—
Total 2013 Restructuring	$26.4	$35.0	$(9.5)	$(21.1)	$(17.1)	$13.7

(1)	Includes $8.3 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

Note 4 - Income Taxes
For the three months ended June 30, 2016, the Company had an income tax benefit of $2.6 and for the nine months ended June 30, 2016, the Company had income tax expense of $29.6 on earnings from continuing operations before income taxes of $34.1 and $156.1, respectively. The effective tax rate for the three and nine months ended June 30, 2016 was (7.6)% and 19.0%, respectively. The negative tax rate for the quarter was largely driven by $8.7 of favorable adjustments related to prior year provision estimates, which includes adjustments related to Separation. In addition, the difference between the federal statutory rate and the effective rate for both periods is due to a higher mix of earnings in lower tax rate jurisdictions and was favorably impacted by Separation and restructuring charges in higher tax rate jurisdictions.
For the three and nine months ended June 30, 2015, the Company had an income tax benefit of $44.7 and $35.7, respectively, on loss before income taxes of $112.4 and $138.1, respectively. The effective tax rate for the three and nine months ended June 30, 2015, was 39.8% and 25.9%, respectively. For both periods, the effective tax rate represents a benefit. The difference between the federal statutory rate and the effective rate for the nine months ended June 30, 2015 is largely driven by the Venezuela deconsolidation charge of $79.3 in the second quarter of fiscal 2015, which had no accompanying tax benefit.

As of June 30, 2016, the Company's Condensed Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of approximately $29.1. The decrease from the September 30, 2015 balance of $47.1 was primarily due to audit settlements and statute expirations in various tax jurisdictions.

Note 5 - Earnings (Loss) per Share
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings (loss) per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	59.1	62.2	59.4	62.1
Effect of dilutive securities:
Share options	—	—	—	—
RSE awards	0.6	—	0.5	—
Total dilutive securities	0.6	—	0.5	—
Diluted weighted-average shares outstanding	59.7	62.2	59.9	62.1

For the three and nine months ended June 30, 2016, the calculation of diluted weighted-average shares outstanding excludes 0.4 of share options because the effect of including these awards was anti-dilutive. For the three months ended June 30, 2016, the number of RSE awards considered anti-dilutive was immaterial. For the nine months ended June 30, 2016, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2015, the calculation of diluted weighted-average shares outstanding excludes 0.4 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2015	$967.4	$178.0	$206.8	$69.6	$1,421.8
Cumulative translation adjustment	(3.1)	—	1.2	—	(1.9)
Balance at June 30, 2016	$964.3	$178.0	$208.0	$69.6	$1,419.9

Total amortizable intangible assets were as follows:

	June 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames and brands	$14.6	$12.1	$2.5	$14.6	$11.9	$2.7
Technology and patents	76.8	68.6	8.2	76.8	65.5	11.3
Customer related and other	144.7	79.5	65.2	147.8	72.8	75.0
Total amortizable intangible assets	$236.1	$160.2	$75.9	$239.2	$150.2	$89.0

Amortization expense was $3.6 and $10.8 for the three and nine months ended June 30, 2016, respectively, and $3.8 and $11.5 for the three and nine months ended June 30, 2015, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2016 and the fiscal years ending September 30, 2017, 2018, 2019, 2020 and 2021 is approximately $3.5, $14.1, $6.7, $5.4, $4.7 and $4.2, respectively, and $37.3 thereafter.
The Company had indefinite-lived intangible assets of $1,319.0 ($264.2 in Wet Shave, $491.4 in Sun and Skin Care, $299.9 in Feminine Care and $263.5 in All Other) at June 30, 2016, a decrease of $0.5 from September 30, 2015, due to changes in foreign currency translation rates.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. During fiscal 2015, the Company recorded impairment charges of $318.2 on its Playtex®, Wet Ones® and Skintimate® brand names. Given that the carrying value of these brand names has been reduced to their determined fair value, these intangible assets will be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates. The Company is currently in the process of performing the annual impairment testing and expects to complete the process during the fourth quarter of fiscal 2016.

Note 7 - Supplemental Balance Sheet Information

	June 30, 2016	September 30, 2015
Inventories
Raw materials and supplies	$48.4	$57.8
Work in process	49.9	50.1
Finished products	235.3	224.9
Total inventories	$333.6	$332.8
Other Current Assets
Miscellaneous receivables	$46.7	$53.8
Deferred income tax benefits	—	85.1
Prepaid expenses	70.2	56.9
Value added tax collectible from customers	24.3	19.9
Income taxes receivable	29.2	80.8
Other	4.2	15.4
Total other current assets	$174.6	$311.9
Property, Plant and Equipment
Land	$27.8	$27.7
Buildings	143.9	131.1
Machinery and equipment	879.3	848.4
Construction in progress	57.5	54.3
Total gross property	1,108.5	1,061.5
Accumulated depreciation	(633.2)	(585.4)
Total property, plant and equipment, net	$475.3	$476.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$64.5	$74.5
Accrued trade allowances	28.1	45.3
Accrued salaries, vacations and incentive compensation	48.0	46.8
Income taxes payable	23.0	25.3
Returns reserve	48.0	50.3
Restructuring reserve	26.0	24.8
Value added tax payable	36.6	21.9
Deferred compensation	29.9	—
Other	93.7	123.5
Total other current liabilities	$397.8	$412.4
Other Liabilities
Pensions and other retirement benefits	$128.3	$242.7
Deferred compensation	57.1	90.6
Other non-current liabilities	60.9	87.7
Total other liabilities	$246.3	$421.0

Note 8 - Debt
The detail of long-term debt was as follows:

	June 30, 2016	September 30, 2015
Senior Notes, fixed interest rate of 4.7%, due 2021	$600.0	$600.0
Senior Notes, fixed interest rate of 4.7%, due 2022, net of discount (1)	499.2	499.1
U.S. revolving credit facility due 2020	295.0	335.0
Netherlands revolving credit facility due 2017	278.5	269.9
Term loan due 2019	185.0	—
Total long-term debt, including current maturities	1,857.7	1,704.0
Less current portion	278.5	—
Total long-term debt	$1,579.2	$1,704.0

(1)	At June 30, 2016, balances for the Senior Notes due 2022 are reflected net of discount of approximately $0.8.

The Company had outstanding international borrowings, recorded in Notes payable, of $17.0 and $17.5 as of June 30, 2016 and September 30, 2015, respectively.

Credit Agreement Amendment
On April 26, 2016, the Company, along with its wholly-owned subsidiary, Edgewell Personal Care Brands, LLC, ("Brands"), and certain other of its subsidiaries entered into Amendment No. 2 to Credit Agreement (the "Amendment"), amending the Credit Agreement dated June 1, 2015, as amended (the "Credit Agreement"), by and among the Company, Brands, JPMorgan Chase Bank, N.A., as administrative agent, and the various lenders who are a party thereto.
The Amendment provides for an increase of $50.0 (from $600.0 to $650.0) in the revolving loans available to the Company and Brands pursuant to the Credit Agreement and the availability of a $185.0 term loan to Brands pursuant to the Credit Agreement. On April 26, 2016, Brands borrowed $185.0 in a term loan under the Credit Agreement. The term loan matures on the third anniversary of the date of the Amendment, and bears interest at an annual rate equal to LIBOR plus the applicable margin of 1.075% - 1.575% based on total leverage, or the Alternate Base Rate plus the applicable margin, which will be 1.0% lower than for LIBOR loans (as such terms are defined in the Credit Agreement). The proceeds of the term loan borrowing were used to pay down existing indebtedness.

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
As part of the Separation, and in accordance with an employee matters agreement entered into with New Energizer, certain combined plans were split between Edgewell and New Energizer. Accordingly, the Company transferred to New Energizer pension obligations associated with their active, retired and other former employees for those impacted defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable ERISA (The Employee Retirement Income Security Act of 1974), Internal Revenue Service and other jurisdictional requirements. In June 2016, the Company transferred the remaining international pension obligation to New Energizer, which had been pending jurisdictional approval. In connection with this transfer, the Company's pension liability decreased by approximately $10.6.
As of June 30, 2016, certain international defined benefit plans retained by Edgewell are unfunded. The Company funds its pension plans in compliance with ERISA or local funding requirements. The Company has evaluated the discretionary funding of certain international defined benefit plans and contributed approximately $100.5 to one of its plans during the three months ended March 31, 2016. Additionally, the Company remeasured the pension benefit obligation and unrecognized loss in accumulated other comprehensive income for the funded plan, using an updated discount rate of 2.40% as of January 31, 2016, increasing the liability and decreasing accumulated other comprehensive income by approximately $7.7.

The Company's net periodic pension benefit cost for these plans was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service cost	$1.3	$2.2	$3.9	$6.6
Interest cost	5.6	12.0	16.7	36.0
Expected return on plan assets	(8.2)	(17.6)	(22.8)	(53.0)
Amortization of unrecognized prior service cost	—	0.1	—	0.2
Recognized net actuarial loss	1.1	2.4	3.1	7.2
Settlement charge	—	0.1	—	0.1
Net periodic benefit (credit) cost	(0.2)	(0.8)	0.9	(2.9)
Net periodic benefit cost associated with New Energizer	—	(1.9)	—	(5.9)
Net periodic benefit (credit) cost included in continuing operations	$(0.2)	$1.1	$0.9	$3.0

Note 10 - Shareholders' Equity
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the nine months ended June 30, 2016, the Company repurchased 1.4 shares of its common stock for $114.5, all of which were purchased under this authorization. The Company has 6.5 shares remaining under the Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During the nine months ended June 30, 2016, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSE awards.
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
The Company did not declare or pay any dividends during the first three quarters of fiscal 2016. During each of the first, second and third quarters of fiscal 2015, the Company declared cash dividends of $31.1, or $0.50 per share.

Note 11 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2015	$(69.1)	$(105.7)	$3.3	$(171.5)
OCI before reclassifications (1)	(0.7)	(4.6)	(8.8)	(14.1)
Reclassifications to earnings	—	2.0	2.3	4.3
Balance at June 30, 2016	$(69.8)	$(108.3)	$(3.2)	$(181.3)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2014 (2)	$(78.2)	$(202.8)	$9.9	$(271.1)
OCI before reclassifications (1)	(140.1)	4.6	(17.8)	(153.3)
Venezuela deconsolidation charge	33.7	—	—	33.7
Reclassifications to earnings	—	4.4	16.8	21.2
Balance at June 30, 2015 (2)	$(184.6)	$(193.8)	$8.9	$(369.5)

(1)	OCI is defined as Other comprehensive loss.

(2)	Includes balances related to New Energizer.

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2016	2015	2016	2015
Gains and losses on cash flow hedges
Foreign exchange contracts	$(1.4)	$9.5	$3.2	$24.0	Other expense (income), net
	(1.4)	9.5	3.2	24.0	Total before tax
	0.5	(2.9)	(0.9)	(7.2)	Tax expense
	$(0.9)	$6.6	$2.3	$16.8	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	$—	$—	$—	$—	(1)
Actuarial losses	1.1	2.2	3.1	6.6	(1)
	1.1	2.2	3.1	6.6	Total before tax
	(0.4)	(0.7)	(1.1)	(2.2)	Tax expense
	$0.7	$1.5	$2.0	$4.4	Net of tax
Foreign currency translation adjustments
Venezuela deconsolidation charge	$—	$—	$—	$33.7	Venezuela deconsolidation charge
	$—	$—	$—	$33.7

Total reclassifications for the period	$(0.2)	$8.1	$4.3	$54.9	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost (see Note 9 of Notes to Condensed Consolidated Financial Statements for further details).

Note 12 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at June 30, 2016 and September 30, 2015, as well as the Company's objectives and strategies for holding derivative instruments.

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
Additionally, the Company's foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary's local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary's local currency results in an exchange gain or loss recorded in Other expense (income), net. The primary currency to which the Company's foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2016, the Company had $758.5 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Company's revolving credit facilities in the U.S. and the Netherlands.

Cash Flow Hedges
At June 30, 2016, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $5.3 at June 30, 2016 and a pre-tax gain of $4.6 at September 30, 2015 on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2016 levels over the next twelve months, the majority of the pre-tax loss included in Accumulated other comprehensive loss at June 30, 2016 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal 2018. There were 69 open foreign currency contracts at June 30, 2016 with a total notional value of $146.3.

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
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2016 resulted in losses of $6.5 and $10.8, respectively, and for the three and nine months ended June 30, 2015 resulted in income of $1.4 and $6.8, respectively, and was recorded in Other expense (income), net. There were five open foreign currency derivative contracts, which were not designated as cash flow hedges at June 30, 2016, with a total notional value of $114.6.

The following table provides estimated fair values and the amounts of gains and losses on derivative instruments classified as cash flow hedges:

	At June 30, 2016	For the Three Months Ended June 30, 2016		For the Nine Months Ended June 30, 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Liability (1) (2)	Loss Recognized in OCI (3)	Loss Reclassified From OCI into Income(Effective Portion) (4) (5)	Loss Recognized in OCI (3)	Gain Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$(5.3)	$(2.2)	$(1.4)	$(6.7)	$3.2

	At September 30, 2015	For the Three Months Ended June 30, 2015		For the Nine Months Ended June 30, 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (1) (2)	Loss Recognized in OCI (3)	Gain Reclassified From OCI into Income(Effective Portion) (4) (5)	Gain Recognized in OCI (3)	Gain Reclassified From OCI into Income(Effective Portion) (4) (5)
Foreign currency contracts	$4.6	$(4.6)	$9.5	$22.3	$24.0

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

(3)	OCI is defined as Other comprehensive loss.

(4)	(Loss) gain reclassified to income was recorded in Other expense (income), net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values and the amounts of gains and losses on derivative instruments not classified as cash flow hedges:

	At June 30, 2016	For the Three Months Ended June 30, 2016	For the Nine Months Ended June 30, 2016
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value, Liability	Loss Recognized in Income (1)	Loss Recognized in Income (1)
Foreign currency contracts	$(4.9)	$(6.5)	$(10.8)

	At September 30, 2015	For the Three Months Ended June 30, 2015	For the Nine Months Ended June 30, 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset	Gain Recognized in Income (1)	Gain Recognized in Income (1)
Share option (2)	$—	$—	$0.5
Foreign currency contracts	1.3	1.4	6.8
Total	$1.3	$1.4	$7.3

(1)	Gain (loss) recognized in income was recorded as follows: share option in SG&A and foreign currency contracts in Other expense (income), net.

(2)	The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

The following table provides financial assets and liabilities as required by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At June 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$2.2	$—	$2.2	$6.6	$(0.5)	$6.1

Offsetting of derivative liabilities

		At June 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(12.7)	$0.3	$(12.4)	$(0.2)	$—	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 2
	June 30, 2016	September 30, 2015
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(86.3)	$(90.0)
Derivatives - foreign currency contracts	(10.2)	5.9
Net liabilities at estimated fair value	$(96.5)	$(84.1)

At June 30, 2016 and September 30, 2015, the Company had no level 1 or level 3 financial assets or liabilities, other than pension plan assets.
At June 30, 2016 and September 30, 2015, the fair market value of fixed rate long-term debt was $1,076.6 and $1,059.8, respectively, compared to its carrying value of $1,099.2 and $1,099.1, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of fixed rate long-term debt has been determined based on level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. The estimated fair value of cash and cash equivalents and short-term borrowings have been determined based on level 2 inputs.
At June 30, 2016, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

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

Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives (including the Spin restructuring and the 2013 Restructuring), the Venezuela deconsolidation charge, Industrial sale charges, Cost of early debt retirements and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
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
Prior periods have been recast to reflect the Company's current segment reporting.

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Sales
Wet Shave	$364.6	$369.3	$1,034.3	$1,082.9
Sun and Skin Care	151.3	153.3	337.3	337.8
Feminine Care	97.1	104.1	281.2	301.5
All Other	32.1	46.2	98.6	138.9
Total net sales	$645.1	$672.9	$1,751.4	$1,861.1

Segment Profit
Wet Shave	$45.5	$56.4	$190.0	$246.7
Sun and Skin Care	34.3	25.8	75.2	66.8
Feminine Care	7.4	7.9	35.5	44.0
All Other	6.1	5.2	21.3	19.1
Total segment profit	93.3	95.3	322.0	376.6

General corporate and other expenses	(20.5)	(36.6)	(58.5)	(106.6)
Venezuela deconsolidation charge	—	—	—	(79.3)
Spin costs (1)	(2.8)	(55.7)	(12.0)	(111.7)
Spin restructuring charges	—	(4.3)	—	(28.3)
2013 Restructuring and related costs (2)	(5.8)	(4.9)	(29.4)	(20.7)
Industrial sale charges	—	(21.9)	(0.2)	(21.9)
Amortization of intangibles	(3.6)	(3.8)	(10.8)	(11.5)
Cost of early debt retirements	—	(59.6)	—	(59.6)
Interest and other expense, net	(26.5)	(20.9)	(55.0)	(75.1)
Total earnings (loss) before income taxes	$34.1	$(112.4)	$156.1	$(138.1)

(1)
Includes pre-tax SG&A of $2.8 and $11.8 for the three and nine months ended June 30, 2016, respectively, and $52.4 and $107.7 for the three and nine months ended June 30, 2015, respectively, and pre-tax Cost of products sold of $0.2 for the nine months ended June 30, 2016 and $3.3 and $4.0 for the three and nine months ended June 30, 2015, respectively.

(2)
Includes pre-tax Cost of products sold of $0.1 for the nine months ended June 30, 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring. Also includes $0.3 pre-tax SG&A costs associated with certain information technology and related activities during the three and nine months ended June 30, 2015. These non-core inventory obsolescence charges and information technology costs are considered part of the total project costs incurred for the restructuring project.

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Razors and blades	$323.7	$325.9	$913.5	$962.3
Tampons, pads and liners	97.1	104.1	281.2	301.5
Sun care products	129.7	132.8	281.5	278.0
Infant care and other	32.1	46.2	98.6	138.9
Shaving gels and creams	40.9	43.4	120.8	120.6
Skin care products	21.6	20.5	55.8	59.8
Total net sales	$645.1	$672.9	$1,751.4	$1,861.1

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$452.1	$289.9	$(96.9)	$645.1
Cost of products sold	—	257.1	173.4	(96.6)	333.9
Gross profit	—	195.0	116.5	(0.3)	311.2

Selling, general and administrative expense	1.4	66.2	37.2	—	104.8
Advertising and sales promotion expense	—	85.7	37.0	(0.2)	122.5
Research and development expense	—	17.1	0.4	—	17.5
2013 restructuring charges	—	2.9	2.9	—	5.8
Interest expense associated with debt	13.3	2.9	2.1	—	18.3
Other expense, net	—	5.5	2.7	—	8.2
Intercompany service fees	—	(4.7)	4.7	—	—
Equity in earnings of subsidiaries	(45.9)	(20.5)	—	66.4	—
Earnings before income taxes	31.2	39.9	29.5	(66.5)	34.1
Income tax (benefit) provision	(5.5)	(2.2)	5.2	(0.1)	(2.6)
Net earnings	$36.7	$42.1	$24.3	$(66.4)	$36.7

Statement of Comprehensive Income:
Net earnings	$36.7	$42.1	$24.3	$(66.4)	$36.7
Other comprehensive (loss) income, net of tax	(4.9)	4.4	(4.5)	0.1	(4.9)
Total comprehensive income	$31.8	$46.5	$19.8	$(66.3)	$31.8

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,229.0	$848.6	$(326.2)	$1,751.4
Cost of products sold	—	708.4	519.6	(326.4)	901.6
Gross profit	—	520.6	329.0	0.2	849.8

Selling, general and administrative expense	5.3	193.9	105.7	—	304.9
Advertising and sales promotion expense	—	169.3	85.2	(0.4)	254.1
Research and development expense	—	49.0	1.2	—	50.2
2013 restructuring charges	—	11.5	17.8	—	29.3
Industrial sale charges	—	0.2	—	—	0.2
Interest expense associated with debt	40.8	7.6	5.4	—	53.8
Other expense, net	—	0.3	0.9	—	1.2
Intercompany service fees	—	(14.1)	14.1	—	—
Equity in earnings of subsidiaries	(155.4)	(70.3)	—	225.7	—
Earnings before income taxes	109.3	173.2	98.7	(225.1)	156.1
Income tax (benefit) provision	(17.2)	27.4	18.8	0.6	29.6
Net earnings	$126.5	$145.8	$79.9	$(225.7)	$126.5

Statement of Comprehensive Income:
Net earnings	$126.5	$145.8	$79.9	$(225.7)	$126.5
Other comprehensive loss, net of tax	(9.8)	(7.3)	(8.7)	16.0	(9.8)
Total comprehensive income	$116.7	$138.5	$71.2	$(209.7)	$116.7

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended June 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$469.8	$242.6	$(39.5)	$672.9
Cost of products sold	—	277.9	110.2	(38.6)	349.5
Gross profit	—	191.9	132.4	(0.9)	323.4

Selling, general and administrative expense	19.7	85.3	60.4	—	165.4
Advertising and sales promotion expense	—	103.1	39.4	(0.2)	142.3
Research and development expense	—	16.3	0.5	—	16.8
Spin restructuring charges	—	1.2	3.1	—	4.3
2013 restructuring charges	—	1.9	2.7	—	4.6
Industrial sale charges	—	21.8	0.1	—	21.9
Cost of early debt retirements	59.6	—	—	—	59.6
Interest expense associated with debt	26.0	(0.1)	1.6	—	27.5
Intercompany interest (income) expense	(16.1)	16.1	—	—	—
Other income, net	—	—	(6.6)	—	(6.6)
Intercompany service fees	—	(0.2)	0.2	—	—
Equity in earnings of subsidiaries	(29.9)	(32.8)	—	62.7	—
(Loss) earnings from continuing operations before income taxes	(59.3)	(20.7)	31.0	(63.4)	(112.4)
Income tax (benefit) provision	(16.2)	(35.0)	7.4	(0.9)	(44.7)
(Loss) earnings from continuing operations	(43.1)	14.3	23.6	(62.5)	(67.7)
(Loss) earnings from discontinued operations, net of tax	(29.4)	13.4	11.4	(0.2)	(4.8)
Net (loss) earnings	$(72.5)	$27.7	$35.0	$(62.7)	$(72.5)

Statement of Comprehensive (Loss) Income:
Net (loss) earnings	(72.5)	27.7	35.0	(62.7)	(72.5)
Other comprehensive income, net of tax	21.4	8.2	20.6	(28.8)	21.4
Total comprehensive (loss) income	$(51.1)	$35.9	$55.6	$(91.5)	$(51.1)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
Nine Months Ended June 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,287.5	$694.1	$(120.5)	$1,861.1
Cost of products sold	—	753.5	309.8	(116.7)	946.6
Gross profit	—	534.0	384.3	(3.8)	914.5

Selling, general and administrative expense	59.4	229.9	158.8	—	448.1
Advertising and sales promotion expense	—	176.3	95.5	(0.4)	271.4
Research and development expense	—	47.0	1.5	—	48.5
Venezuela deconsolidation charge	—	66.7	12.6	—	79.3
Spin restructuring charges	—	3.8	24.5	—	28.3
2013 restructuring charges	—	8.6	11.8	—	20.4
Industrial sale charges	—	21.8	0.1	—	21.9
Cost of early debt retirements	59.6	—	—	—	59.6
Interest expense associated with debt	80.3	(0.1)	3.2	—	83.4
Intercompany interest (income) expense	(69.3)	69.3	—	—	—
Other expense (income), net	—	0.2	(8.5)	—	(8.3)
Intercompany service fees	—	12.6	(12.6)	—	—
Equity in earnings of subsidiaries	(100.5)	(166.5)	—	267.0	—
(Loss) earnings from continuing operations before income taxes	(29.5)	64.4	97.4	(270.4)	(138.1)
Income tax (benefit) provision	(21.4)	(30.9)	20.2	(3.6)	(35.7)
(Loss) earnings from continuing operations	(8.1)	95.3	77.2	(266.8)	(102.4)
(Loss) earnings from discontinued operations, net of tax	(47.7)	(2.0)	96.5	(0.2)	46.6
Net (loss) earnings	$(55.8)	$93.3	$173.7	$(267.0)	$(55.8)

Statement of Comprehensive (Loss) Income:
Net (loss) earnings	$(55.8)	$93.3	$173.7	$(267.0)	$(55.8)
Other comprehensive loss, net of tax	(98.4)	(50.1)	(100.8)	150.9	(98.4)
Total comprehensive (loss) income	$(154.2)	$43.2	$72.9	$(116.1)	$(154.2)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3.6	$687.9	$—	$691.5
Trade receivables, net	—	158.3	150.4	—	308.7
Inventories	—	212.9	139.7	(19.0)	333.6
Other current assets	—	47.3	121.0	6.3	174.6
Total current assets	—	422.1	1,099.0	(12.7)	1,508.4
Investment in subsidiaries	3,441.8	842.0	—	(4,283.8)	—
Intercompany receivables, net (1)	—	409.1	59.4	(468.5)	—
Intercompany notes receivable (1)	—	1.9	—	(1.9)	—
Property, plant and equipment, net	—	327.4	147.9	—	475.3
Goodwill	—	1,061.9	358.0	—	1,419.9
Other intangible assets, net	—	1,244.8	150.1	—	1,394.9
Other assets	7.7	13.2	34.6	—	55.5
Total assets	$3,449.5	$4,322.4	$1,849.0	$(4,766.9)	$4,854.0

Liabilities and Shareholders' Equity
Current liabilities	$8.5	$321.5	$566.5	$—	$896.5
Intercompany payables, net (1)	468.5	—	—	(468.5)	—
Intercompany notes payable (1)	—	—	1.9	(1.9)	—
Long-term debt	1,099.2	480.0	—	—	1,579.2
Deferred income tax liabilities	—	225.7	33.0	—	258.7
Other liabilities	—	222.5	23.8	—	246.3
Total liabilities	1,576.2	1,249.7	625.2	(470.4)	2,980.7
Total shareholders' equity	1,873.3	3,072.7	1,223.8	(4,296.5)	1,873.3
Total liabilities and shareholders' equity	$3,449.5	$4,322.4	$1,849.0	$(4,766.9)	$4,854.0

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$125.7	$(85.8)	$(35.8)	$—	$4.1

Cash Flow from Investing Activities
Capital expenditures	—	(42.4)	(8.5)	—	(50.9)
Payment for equity contributions	(10.6)	(11.1)	—	21.7	—
Net cash used by investing activities	(10.6)	(53.5)	(8.5)	21.7	(50.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	646.0	10.3	—	656.3
Cash payments on debt with original maturities greater than 90 days	—	(501.0)	—	—	(501.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(15.6)	0.1	—	(15.5)
Deferred finance expense	(0.6)	—	—	—	(0.6)
Common shares purchased	(114.5)	—	—	—	(114.5)
Proceeds for equity contributions	—	10.6	11.1	(21.7)	—
Net cash (used by) from financing activities	(115.1)	140.0	21.5	(21.7)	24.7

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Net increase (decrease) in cash and cash equivalents	—	0.7	(21.3)	—	(20.6)
Cash and cash equivalents, beginning of period	—	2.9	709.2	—	712.1
Cash and cash equivalents, end of period	$—	$3.6	$687.9	$—	$691.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operations	$(98.4)	$(176.2)	$298.3	$—	$23.7

Cash Flow from Investing Activities
Capital expenditures	—	(55.7)	(16.7)	—	(72.4)
Change related to Venezuelan operations	—	—	(93.8)	—	(93.8)
Acquisitions, net of cash acquired	—	(12.1)	—	—	(12.1)
Proceeds from sale of assets	—	0.1	14.2	—	14.3
Proceeds from intercompany notes	1,350.0	—	—	(1,350.0)	—
Payments for intercompany notes	(310.0)	—	(100.0)	410.0	—
Intercompany receivables and payables, net	—	(30.5)	—	30.5	—
Investments in subsidiaries	—	270.0	(270.0)	—	—
Payment for equity contributions	—	(16.1)	—	16.1	—
Change in restricted cash	—	—	13.9	—	13.9
Net cash from (used by) investing activities	1,040.0	155.7	(452.4)	(893.4)	(150.1)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	1,145.0	999.0	270.0	—	2,414.0
Cash payments on debt with original maturities greater than 90 days	(1,900.0)	—	—	—	(1,900.0)
Net decrease in debt with original maturities of 90 days or less	(135.0)	(5.0)	(130.5)	—	(270.5)
Deferred finance expense	(2.6)	(12.3)	(0.2)	—	(15.1)
Proceeds from intercompany notes	—	410.0	—	(410.0)	—
Payments for intercompany notes	—	(1,350.0)	—	1,350.0	—
Cash dividends paid	(93.2)	—	—	—	(93.2)
Proceeds from issuance of common shares, net	4.4	—	—	—	4.4
Excess tax benefits from share based payments	9.3	—	—	—	9.3
Intercompany receivables and payables, net	30.5	—	—	(30.5)	—
Proceeds for equity contributions	—	—	16.1	(16.1)	—
Intercompany dividend	—	14.3	(14.3)	—	—
Net cash (used by) from financing activities	(941.6)	56.0	141.1	893.4	148.9

Effect of exchange rate changes on cash	—	—	(61.4)	—	(61.4)

Net increase (decrease) in cash and cash equivalents	—	35.5	(74.4)	—	(38.9)
Cash and cash equivalents, beginning of period	—	3.3	1,125.7	—	1,129.0
Cash and cash equivalents, end of period	$—	$38.8	$1,051.3	$—	$1,090.1

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
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" or "organic" and exclude items such as spin costs, restructuring costs (including 2013 Restructuring and Spin restructuring charges), the Venezuela deconsolidation charge, Industrial sale charges, amortization of intangibles, Cost of early debt retirements and adjustments to prior years' tax accruals. Reconciliations of Non-GAAP measures are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events that took place during fiscal 2016 and 2015, most prominently the separation of our Household Products business and the resulting go-to-market impacts, and also the deconsolidation of our Venezuelan operations and the sale of our Industrial business, we view the use of Non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance.
The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency. The following provides additional detail on the Company's Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and segment profit exclude the impact of changes in foreign currency, acquisitions and dispositions (including the results of the former Industrial business) and the period-over-period change in Venezuela. Underlying net sales represents organic net sales adjusted for the international go-to-market impacts, as defined below. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.

•
To compete more effectively as an independent company, we have increased our use of third-party distributors and wholesalers, and have decreased or eliminated our business operations in certain countries, consistent with our international go-to-market strategy. Within this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss go-to-market impacts, which reflect our best estimate on the impact of these international go-to-market changes and exits, and represent the year-over-year change in those markets. We believe we realized the majority of the impact from these changes in the first three quarters of fiscal 2016.

•
Adjusted net earnings and Adjusted earnings per share are defined as net earnings (loss) from continuing operations and diluted earnings (loss) per share excluding items such as the Venezuela deconsolidation charge, spin costs, restructuring charges, Industrial sale charges, Cost of early debt retirements and the related tax effects of these items, as well as adjustments to prior years' tax accruals.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as the Venezuela deconsolidation charge, spin costs, restructuring charges, Industrial sale charges, Cost of early debt retirements and the related tax effects of these items, as well as adjustments to prior years' tax accruals, from the income tax provision and earnings before income taxes.

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
Trademarks and Trade Names. We own or have rights to use trademarks and trade names that we use in conjunction with the operation of our business, which appear throughout this Quarterly Report on Form 10-Q. We also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.
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

In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the accuracy of any such forward-looking statements. The list of factors above is illustrative, but not exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K.

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

Significant Events
Discontinued Operations
On July 1, 2015, we completed the separation of our Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The historical results of the Households Products business ("New Energizer") are presented as discontinued operations. We have focused our discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on our continuing operation, Edgewell. Historical results on a continuing operations basis include certain costs associated with supporting the Household Products business that were not reported in discontinued operations. These costs affected Selling, general and administrative expense ("SG&A"), interest expense, spin costs, restructuring charges and income taxes. As a result, fiscal 2015 earnings per share on both a GAAP and Adjusted (Non-GAAP) basis will not be comparable to each of the first three quarters of fiscal 2016. In addition, the prior year cash flow statement was not adjusted for the impact of the Separation and is not comparable.
Prior to the Separation, we managed our business in two reportable segments: Personal Care and Household Products. Beginning July 1, 2015, we manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Prior periods have been recast to reflect our current segment reporting.

Our financial statements include incremental costs incurred to evaluate, plan and execute the Separation. The third quarter and first nine months of fiscal 2016 included costs related to the Separation of $2.8 and $11.8 recorded in SG&A, respectively, and the first nine months of fiscal 2016 included costs related to the Separation of $0.2 recorded in Cost of products sold. We do not expect to incur any additional Separation-related costs. The third quarter and first nine months of fiscal 2015 included costs related to the Separation of $52.4 and $107.7 recorded in SG&A, respectively, and $3.3 and $4.0 recorded in Cost of products sold, respectively. Additionally, the third quarter and first nine months of fiscal 2015 included $4.3 and $28.3 in Spin restructuring charges, respectively. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements for more information on the Separation, and Spin and Spin restructuring initiatives.

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
During the first nine months of fiscal 2016, we incurred $29.4 of charges related to the 2013 Restructuring, which includes $0.1 associated with non-core inventory obsolescence charges included within Cost of products sold, and estimate our incremental additional gross savings in the first nine months of fiscal 2016 under the 2013 Restructuring to be approximately $11.0. Project-to-date restructuring costs total $129.8. We expect full year costs of $35.0 to $40.0 in fiscal 2016 and $10.0 to $15.0 in fiscal 2017. Project-to-date savings total approximately $124.0. We continue to expect full year savings of $15.0 in fiscal 2016 with incremental savings of approximately $40.0 to $50.0 expected in fiscal 2017 and 2018, combined.
We incurred $28.3 in Spin restructuring charges during the first nine months of fiscal 2015. We do not expect to incur additional Spin-related restructuring charges in the future.
For further information on our restructuring projects, see Note 3 of Notes to Condensed Consolidated Financial Statements.

Executive Summary
Following is a summary of key results for the third quarter and first nine months of fiscal 2016. Net earnings (loss) and earnings (loss) per share ("EPS") for the time periods presented were impacted by restructuring activities, including the 2013 Restructuring and Spin restructuring charges, costs related to the Separation and certain other adjustments as described in the table below. The impact of these items on reported net earnings (loss) and EPS are provided below as a reconciliation of net earnings (loss) and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

Third Quarter of Fiscal 2016

•
Net sales in the third quarter of fiscal 2016 decreased 4.1% to $645.1, inclusive of a 0.1% decrease due to currency movements and 1.8% due to the impact of the Industrial sale ("Industrial"). Excluding the impact of currency movements and Industrial, organic net sales decreased 2.2% in the third quarter as compared to the prior year period, including an estimated $10.0 negative impact from international go-to-market changes. Excluding the impact of international go-to-market changes, the decrease in underlying net sales was driven primarily by declines in Feminine Care.

•
Net earnings from continuing operations in the third quarter of fiscal 2016 were $36.7 as compared to a loss in the prior year of $67.7. On an adjusted basis, as illustrated in the table below, net earnings from continuing operations for the third quarter of fiscal 2016 increased 44.1% to $39.2. The improvement in adjusted net earnings from continuing operations for the quarter is primarily due to lower SG&A, Advertising and sales promotion expense ("A&P") investments and interest expense in the current year, partially offset by lower organic net sales driven by go-to-market changes.

•
Net earnings per diluted share from continuing operations during the third quarter of fiscal 2016 were $0.61 compared to net loss per diluted share from continuing operations of $1.09 in the prior year period. On an adjusted basis, net earnings per diluted share from continuing operations during the third quarter of fiscal 2016 were $0.66 compared to $0.43 in the prior year.

	Quarter Ended June 30,
	Net Earnings (Loss)		Diluted EPS
	2016	2015	2016	2015
Net Earnings (Loss) from Continuing Operations and Diluted EPS - GAAP	$36.7	$(67.7)	$0.61	$(1.09)
Spin costs (1)	2.8	55.7	0.05	0.89
Spin restructuring charges	—	4.3	—	0.07
2013 restructuring and related costs, net (2)	5.8	4.9	0.10	0.08
Industrial sale charges	—	21.9	—	0.35
Cost of early debt retirements	—	59.6	—	0.95
Income taxes (3)	(6.1)	(51.5)	(0.10)	(0.82)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$39.2	$27.2	$0.66	$0.43

Weighted-average shares outstanding - Diluted			59.7	62.2

(1)	Includes SG&A of $2.8 and $52.4 for the third quarters of fiscal 2016 and 2015, respectively, and Costs of products sold of $3.3 for the third quarter of fiscal 2015.

(2)
Includes SG&A of $0.3 for the third quarter of fiscal 2015 associated with certain information technology and related activities, which are considered part of the total project costs incurred for the restructuring project.

(3)	Includes adjustments to prior years' tax accruals of $3.3 and $3.7 for the third quarters of fiscal 2016 and 2015, respectively.

First Nine Months of Fiscal 2016

•
Net sales for the first nine months of fiscal 2016 decreased 5.9% to $1,751.4, inclusive of a 1.9% decrease due to currency movements, 1.8% due to Industrial and 1.3% due to the impact of the deconsolidation of Venezuela ("Venezuela"). Excluding the impact of currency movements, Industrial and Venezuela, organic net sales decreased 0.9% for the first nine months as compared to the prior year period, including an estimated $34.0 negative impact from international go-to-market changes. The decrease in organic net sales was driven primarily by declines in Feminine Care which were partially offset by growth in Sun and Skin Care.

•
Net earnings from continuing operations for the first nine months of fiscal 2016 were $126.5, as compared to a loss in the prior year of $102.4. On an adjusted basis, as illustrated in the table below, net earnings from continuing operations for the first nine months of fiscal 2016 increased 11.1% to $150.7. The improvement in adjusted net earnings from continuing operations for the nine months is primarily due to lower SG&A, A&P investments and interest expense, partially offset by lower sales driven by go-to-market changes, impacts from currency movements in the current year and the impacts of Venezuela and Industrial in the prior year.

•
Net earnings per diluted share from continuing operations for the first nine months of fiscal 2016 were $2.11 compared to net loss per diluted share from continuing operations of $1.65 in the prior year period. Adjusted net earnings per diluted share from continuing operations during the first nine months of fiscal 2016 were $2.52 compared to $2.17 in the prior year.

	Nine Months Ended June 30,
	Net Earnings (Loss)		Diluted EPS
	2016	2015	2016	2015
Net Earnings (Loss) from Continuing Operations and Diluted EPS - GAAP	$126.5	$(102.4)	$2.11	$(1.65)
Venezuela deconsolidation charge	—	79.3	—	1.27
Spin costs (1)	12.0	111.7	0.20	1.79
Spin restructuring charges	—	28.3	—	0.45
2013 restructuring and related costs, net (2)	29.4	20.7	0.50	0.33
Industrial sale charges	0.2	21.9	—	0.35
Cost of early debt retirements	—	59.6	—	0.95
Income taxes (3)	(17.4)	(83.4)	(0.29)	(1.33)
Impact of basic/dilutive shares (4)	—	—	—	0.01
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$150.7	$135.7	$2.52	$2.17

Weighted-average shares outstanding - Diluted			59.9	62.1

(1)
Includes SG&A of $11.8 and $107.7 for the first nine months of fiscal 2016 and 2015, respectively, and Cost of products sold of $0.2 and $4.0 for the first nine months of fiscal 2016 and 2015, respectively.

(2)
Includes Cost of products sold of $0.1 for the first nine months of fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring. Also includes SG&A of $0.3 for the first nine months of fiscal 2015 associated with certain information technology and related activities. These non-core inventory obsolescence charges and information technology costs are considered part of the total project costs incurred for the restructuring project.

(3)	Includes adjustments to prior years' tax accruals of $3.3 and $5.3 for the first nine months of fiscal 2016 and 2015, respectively.

(4)
All EPS impacts are calculated using diluted weighted-average shares outstanding. For the first nine months of fiscal 2015, this reflects the impact of 0.4 dilutive restricted share equivalent awards, which were excluded from the GAAP EPS calculation due to the reported net loss.

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2016, as compared to the corresponding period in fiscal 2015, and also provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$672.9		$1,861.1
Organic	(15.0)	(2.2)%	(16.6)	(0.9)%
Impact of Venezuela	—	—%	(24.0)	(1.3)%
Impact of currency	(0.4)	(0.1)%	(34.8)	(1.9)%
Impact of Industrial	(12.4)	(1.8)%	(34.3)	(1.8)%
Net sales - current year	$645.1	(4.1)%	$1,751.4	(5.9)%

For the third quarter of fiscal 2016, net sales decreased 4.1%. Excluding the impact of currency movements and Industrial, organic net sales decreased 2.2% versus the prior year period. The decrease in organic net sales was primarily a result of international go-to-market changes. Excluding estimated go-to-market changes of $10.0, underlying net sales decreased 0.7%, driven primarily by declines in Feminine Care.
For the first nine months of fiscal 2016, net sales decreased 5.9%. Excluding the impact of currency movements, Industrial and Venezuela, organic net sales decreased 0.9% versus the prior year period. The decrease in organic sales reflects the impact of international go-to-market changes and declines in Feminine Care and All Other partially offset by Sun and Skin Care. Excluding estimated go-to-market impacts of $34.0, underlying net sales increased by 0.9%.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $311.2 during the third quarter of fiscal 2016, as compared to $323.4 in the prior year period. The decrease in gross profit was due primarily to lower net sales, unfavorable mix and unfavorable transactional foreign exchange impacts on product costs, partially offset by lower Spin costs and lower material costs.
Gross margin as a percent of net sales for the third quarter of fiscal 2016 was 48.2%, representing a 10 basis point improvement over the prior year period gross margin of 48.1%.
Gross profit was $849.8 during the first nine months of fiscal 2016, as compared to $914.5 in the prior year period. The decrease in gross profit was due primarily to foreign currency movements and lower net sales, including the impact of Venezuela and Industrial.
Gross margin as a percent of net sales for the first nine months of fiscal 2016 was 48.5%, down 60 basis points as compared to the prior year period. Excluding the negative impact of currency, gross profit as a percent of net sales decreased 20 basis points due to unfavorable price mix and product mix.

Selling, General and Administrative Expense
SG&A expenses were $104.8 in the third quarter of fiscal 2016, or 16.2% of net sales, as compared to $165.4 in the prior year period, or 24.6% of net sales. Included in SG&A in the third quarter of fiscal years 2016 and 2015 were approximately $2.8 and $52.4 of pre-tax Spin costs, respectively. Excluding Spin costs, SG&A expenses were $102.0 in the current quarter or 15.8% of net sales, as compared to $113.0, or 16.8% of net sales, for the prior year period. In addition, SG&A expenses in the third quarter of fiscal 2015 included certain costs associated with supporting the Household Products business which were not reported in discontinued operations.

SG&A expenses were $304.9 in the first nine months of fiscal 2016, or 17.4% of net sales, as compared to $448.1 in the prior year period, or 24.1% of net sales. Included in SG&A in the first nine months of fiscal years 2016 and 2015 were approximately $11.8 and $107.7 of pre-tax Spin costs, respectively. Excluding Spin costs, SG&A expenses were $293.1 in the current year period or 16.7% of net sales, as compared to $340.4, or 18.3% of net sales, for the prior year period. In addition, SG&A expenses in the first nine months of fiscal 2015 included certain costs associated with supporting the Household Products business which were not reported in discontinued operations.

Advertising and Sales Promotion Expense
For the third quarter of fiscal 2016, A&P was $122.5, down $19.8 as compared to the prior year period. A&P spending as a percent of net sales was 19.0% compared to 21.1% in the prior year period. The decrease was primarily driven by lower spending in North America due to prior year promotional activity related to Men's Hydro® and the launch of the Playtex Sport® Pads and Liners.
For the first nine months of fiscal 2016, A&P was $254.1, down $17.3 as compared to the prior year period. A&P spending as a percent of net sales was 14.5%, compared with 14.6% for the prior year period. Adjusting for the impact of currency, Venezuela and Industrial, A&P spending for the first nine months of fiscal 2016 decreased by $13.2 compared to the prior year, driven by lower spending in Sun and Skin Care and Feminine Care. Investments in A&P year-to-date are aligned with our planned spending.

Research and Development Expense ("R&D")
R&D for the third quarter of fiscal 2016 was relatively consistent over the prior period with spending at $17.5 compared to $16.8 in the prior year period. As a percent of sales, R&D was approximately 2.7% in the current quarter and 2.5% in the prior year period.
R&D for the first nine months of fiscal 2016 was $50.2, an increase over $48.5 in the prior year period. As a percent of sales, R&D was approximately 2.9% in the current year period and 2.6% in the prior year period.

Interest Expense and Other Expense (Income), Net
Interest expense associated with debt for the third quarter of fiscal 2016 was $18.3, a decrease of $9.2 as compared to the prior year period. For the first nine months of fiscal 2016, Interest expense associated with debt was $53.8, a decrease of $29.6 as compared to the prior year period. The decreases were due to lower average debt outstanding and a lower average borrowing rate as a result of refinancing efforts associated with the Separation.
Other expense, net was $8.2 and $1.2 during the third quarter and first nine months of fiscal 2016 and other income, net was $6.6 and $8.3 during the third quarter and first nine months of fiscal 2015. Other expense, net for the third quarter and first nine months of fiscal 2016 included $3.2 and $0.6 of net interest expense recorded in relation to settlements with tax authorities. The increase in expense for both periods also reflects the net impact of foreign currency hedging contract gains and losses, which were negatively impacted primarily by fluctuations in the Japanese Yen and Euro, and revaluation losses on nonfunctional currency balance sheet exposures.

Income Tax (Benefit) Provision
The effective tax rate for the third quarter of fiscal 2016 was (7.6)%, and for the first nine months of fiscal 2016 was 19.0%, reflecting the favorable impact of adjustments related to prior year provision estimates. The effective tax rate for the third quarter of fiscal 2015 was 39.8% and for the first nine months of fiscal 2015 was 25.9%, reflecting a net benefit on a loss from continuing operations. The effective tax rate in the prior year was unfavorably impacted by the Venezuela deconsolidation charge which had no accompanying tax benefit. The adjusted effective tax rate was 23.8% and 26.0% for the first nine months of fiscal 2016 and 2015, respectively. Our effective tax rate for the fiscal year is expected to be in the range of 21% to 23%. Excluding adjustments to tax expense of approximately $20, which represents the tax impact of Spin costs and 2013 Restructuring costs, as well as a tax benefit related to the Separation, our adjusted effective tax rate is expected to be in the range of 24% to 26% for fiscal 2016. However, the adjusted effective tax rate is dependent upon the mix of earnings in various tax jurisdictions.
The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings (loss) from continuing operations before income taxes	$156.1	$41.6	$197.7	$(138.1)	$321.5	$183.4
Income tax provision (benefit)	29.6	17.4	47.0	(35.7)	83.4	47.7
Earnings (loss) from continuing operations	$126.5	$24.2	$150.7	$(102.4)	$238.1	$135.7

Effective tax rate	19.0%			25.9%
Adjusted effective tax rate			23.8%			26.0%

(1)
Includes adjustments for the Venezuela deconsolidation charge, Spin costs, Spin restructuring charges, 2013 restructuring and related charges, net, Industrial sale charges, Cost of early debt retirements and the associated tax impact of these charges, as well as adjustments to prior years' tax accruals. See reconciliation of net earnings to adjusted net earnings.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with most restructuring initiatives (including the Spin restructuring and the 2013 Restructuring), the Venezuela deconsolidation charge, Industrial sale charges, Cost of early debt retirements and amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
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
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2016, as compared to the corresponding period in fiscal 2015, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts.

Wet Shave

Net Sales - Wet Shave
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$369.3		$1,082.9
Organic	(6.2)	(1.7)%	(0.9)	(0.1)%
Impact of Venezuela	—	—%	(24.0)	(2.2)%
Impact of currency	1.5	0.4%	(23.7)	(2.2)%
Net sales - current year	$364.6	(1.3)%	$1,034.3	(4.5)%

Wet Shave net sales for the third quarter of fiscal 2016 decreased 1.3%, inclusive of a 0.4% increase due to currency movements. Excluding the impact of currency movements, organic net sales decreased $6.2, or 1.7%, including an estimated $8.0 negative impact from international go-to-market changes. Excluding the impact of international go-to-market changes, underlying net sales grew by 0.6%. The decrease in organic net sales was driven by volume declines in Hydro® Men's systems, branded disposables and shaving gels and creams due to timing of shipments and promotional programs compared to the prior year, partially offset by increases in private label and Women's systems. Underlying growth was driven by international gains in Hydro®, Hydro® Silk® and disposables.
Wet Shave net sales for the first nine months of fiscal 2016 decreased 4.5%, inclusive of a 2.2% decline due to currency movements and a 2.2% decline due to the impact of Venezuela. Excluding the impact of currency movements and Venezuela, organic net sales decreased $0.9, or 0.1%, including an estimated $29.0 negative impact from international go-to-market changes. Excluding the impact of international go-to-market changes, underlying net sales grew by 2.5%. The decline in organic net sales was primarily driven by disposable products, offset by gains in Men's Hydro® systems and Women's systems. Underlying growth was driven by higher sales in Hydro®, Hydro® Silk®, disposables and private label products.
The global launch of our next generation Hydro® product drove the underlying growth for both the quarter and the first nine months of fiscal 2016 for Men's systems, while Women's systems grew behind innovation and category management.

Segment Profit - Wet Shave
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$56.4		$246.7
Organic	(12.6)	(22.3)%	(38.8)	(15.7)%
Impact of Venezuela	—	—%	(9.4)	(3.8)%
Impact of currency	1.7	3.0%	(8.5)	(3.4)%
Segment profit - current year	$45.5	(19.3)%	$190.0	(22.9)%

Wet Shave segment profit for the third quarter of fiscal 2016 was $45.5, down $10.9 or 19.3%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $12.6, or 22.3%, driven primarily by lower gross margins, as lower sales volumes, unfavorable product mix and transactional currency impacts on cost mix were partially offset by favorable price mix, and increased SG&A and R&D were partially offset by decreased investment in A&P.
Wet Shave segment profit for the first nine months of fiscal 2016 was $190.0, down $56.7 or 22.9%, inclusive of the impact of currency movements and Venezuela. Excluding the impact of currency movements and Venezuela, organic segment profit decreased $38.8, or 15.7%, due to lower volumes, higher products costs, increased investment in A&P and R&D and increased SG&A. Higher product costs were primarily a result of the translation of U.S. dollar-based input costs into our international plants.

Sun and Skin Care

Net Sales - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$153.3		$337.8
Organic	(0.7)	(0.5)%	6.6	2.0%
Impact of currency	(1.3)	(0.8)%	(7.1)	(2.1)%
Net sales - current year	$151.3	(1.3)%	$337.3	(0.1)%

Sun and Skin Care segment net sales are affected by the seasonality of sun care products. As a result, segment net sales tend to be higher in the second and third quarters of the fiscal year.
Sun and Skin Care net sales for the third quarter of fiscal 2016 decreased 1.3%, inclusive of a 0.8% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $0.7, or 0.5%, driven by an estimated $2.0 negative impact from international go-to-market changes, partially offset by growth in North America across both Banana Boat® and Hawaiian Tropic® brands, in part due to favorable weather over the Memorial Day holiday and the month of June, as well as higher market shares.
Sun and Skin Care net sales for the first nine months of fiscal 2016 decreased 0.1%, inclusive of a 2.1% decline due to currency movements. Excluding the impact of currency movements, organic net sales increased $6.6, or 2.0%, including an estimated $3.0 negative impact from international go-to-market changes. The increase in organic net sales was primarily driven by category and market share growth in Asia Pacific and North America. Sales growth of sun care products were partially offset by skin care volume declines driven by increased competition in North America.

Segment Profit - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$25.8		$66.8
Organic	9.1	35.3%	11.2	16.8%
Impact of currency	(0.6)	(2.3)%	(2.8)	(4.2)%
Segment profit - current year	$34.3	33.0%	$75.2	12.6%

Sun and Skin Care segment profit is affected by the seasonality of sun care products. As a result, segment profit tends to be higher in the second and third quarters of the fiscal year.
Segment profit for the third quarter of fiscal 2016 was $34.3, an increase of $8.5 or 33.0%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $9.1, or 35.3%, due to the decreased investment in A&P and improved gross margin due to lower product cost.
Segment profit for the first nine months of fiscal 2016 was $75.2, an increase of $8.4 or 12.6%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $11.2, or 16.8%, driven by the increase in organic segment net sales and decreased investment in A&P.

Feminine Care

Net Sales - Feminine Care
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$104.1		$301.5
Organic	(6.6)	(6.3)%	(18.1)	(6.0)%
Impact of currency	(0.4)	(0.4)%	(2.2)	(0.7)%
Net sales - current year	$97.1	(6.7)%	$281.2	(6.7)%

Feminine Care net sales for the third quarter of fiscal 2016 decreased 6.7%, inclusive of a 0.4% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $6.6, or 6.3%. North America organic net sales declined, driven primarily by the prior year launch of the Playtex® Sport® Pads and Liners and lower net sales in Stayfree®.
Feminine Care net sales for the first nine months of fiscal 2016 decreased 6.7%, inclusive of a 0.7% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $18.1, or 6.0%, including an estimated $2.0 negative impact from international go-to-market changes. Excluding the international go-to-market changes, underlying net sales decreased 5.3% due to lower volumes in part driven by unfavorable comparisons to the prior year launch of the Sport® Pads and Liners and lower net sales in Stayfree®.

Segment Profit - Feminine Care
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$7.9		$44.0
Organic	(0.3)	(3.8)%	(6.8)	(15.5)%
Impact of currency	(0.2)	(2.5)%	(1.7)	(3.9)%
Segment profit - current year	$7.4	(6.3)%	$35.5	(19.4)%

Feminine Care segment profit for the third quarter of fiscal 2016 was $7.4, a decrease of $0.5 or 6.3%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $0.3 or 3.8% primarily due to lower net sales and higher SG&A offset by decreased investment in A&P.
Feminine Care segment profit for the first nine months of fiscal 2016 was $35.5, a decrease of $8.5 or 19.4%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $6.8 or 15.5% as decreases in net sales and higher SG&A were partially offset by lower A&P spending compared to the prior year's higher activity behind the launch.

All Other

Net Sales - All Other
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$46.2		$138.9
Organic	(1.5)	(3.2)%	(4.2)	(3.0)%
Impact of currency	(0.2)	(0.4)%	(1.8)	(1.3)%
Impact of Industrial	(12.4)	(26.8)%	(34.3)	(24.7)%
Net sales - current year	$32.1	(30.4)%	$98.6	(29.0)%

All Other net sales for the third quarter of fiscal 2016 decreased 30.4%, inclusive of a 0.4% decline due to the impact of currency movements and a 26.8% decline due to the negative impact of Industrial. Excluding the impact of currency movements and Industrial, organic net sales decreased $1.5 or 3.2%, primarily due to lower volume on Playtex® infant cups and bottles as a result of ongoing competitive pressure, offset in part by increased sales of Diaper Genie®.
All Other net sales for the first nine months of fiscal 2016 decreased 29.0%, inclusive of a 1.3% decline due to the impact of currency movements and a 24.7% decline due to the negative impact of Industrial. Excluding the impact of currency movements and Industrial, organic net sales decreased $4.2 or 3.0%, primarily due to lower volume on Playtex® bottles and cups as a result of ongoing competitive pressure, offset in part by increased sales of Diaper Genie®.

Segment Profit - All Other
Quarter and Nine Months Ended June 30, 2016
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$5.2		$19.1
Organic	1.5	28.8%	5.0	26.2%
Impact of currency	(0.2)	(3.8)%	(1.2)	(6.3)%
Impact of Industrial	(0.4)	(7.7)%	(1.6)	(8.4)%
Segment profit - current year	$6.1	17.3%	$21.3	11.5%

All Other segment profit for the third quarter of fiscal 2016 was $6.1, an increase of $0.9 or 17.3%, inclusive of the impact of currency movements and the negative impact of Industrial. Excluding the impact of currency movements and Industrial, segment profit increased $1.5, or 28.8%, as lower sales were more than offset by favorable product costs and lower spending.
All Other segment profit for the first nine months of fiscal 2016 was $21.3, an increase of $2.2 or 11.5%, inclusive of the impact of currency movements and the negative impact of Industrial. Excluding the impact of currency movements and Industrial, segment profit increased $5.0, or 26.2%, as lower sales were more than offset by favorable product costs and lower spending.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Corporate expenses	$20.5	$36.6	$58.5	$106.6
Venezuela deconsolidation charge	—	—	—	79.3
Spin costs (1)	2.8	55.7	12.0	111.7
Spin restructuring charges	—	4.3	—	28.3
2013 restructuring and related costs (2)	5.8	4.9	29.4	20.7
Industrial sale charges	—	21.9	0.2	21.9
General corporate and other expenses	$29.1	$123.4	$100.1	$368.5
% of net sales	4.5%	18.3%	5.7%	19.8%

(1)
Includes pre-tax SG&A of $2.8 and $11.8 for the third quarter and first nine months of fiscal 2016, respectively, and $52.4 and $107.7 for the third quarter and first nine months of fiscal 2015, respectively. Also includes pre-tax Cost of products sold of $0.2 for the first nine months of fiscal 2016 and $3.3 and $4.0 for the third quarter and first nine months of fiscal 2015, respectively.

(2)
Includes pre-tax Cost of products sold of $0.1 for the first nine months of fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring. Also includes $0.3 pre-tax SG&A costs associated with certain information technology and related activities during the third quarter and first nine months of fiscal 2015. These non-core inventory obsolescence charges and information technology costs are considered part of the total project costs incurred for the restructuring project.

General Corporate and Other Expenses
For the third quarter of fiscal 2016, general corporate expenses were $20.5, a decrease of $16.1 as compared to the prior year, due primarily to the Separation. For the first nine months of fiscal 2016, general corporate expenses were $58.5, a decrease of $48.1 as compared to the prior year, also due primarily to the Separation. We estimate that the third quarter and the first nine months of fiscal 2015 included approximately $18.6 and $47.5, respectively, of general corporate expenses to support the Household Products business that were not reported in discontinued operations. For fiscal 2015, we estimated this impact by allocating a portion of general corporate expense to the Household Products business based on net sales.

Liquidity and Capital Resources
At June 30, 2016, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. Our intention is to reinvest earnings of our foreign subsidiaries indefinitely as the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,874.7 at June 30, 2016, including $758.5 tied to variable interest rates. Our total borrowings at September 30, 2015 were $1,721.5.
As of June 30, 2016, we had outstanding borrowings of $295.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.2 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at June 30, 2016, $346.8 remains available under the Revolving Facility. As of June 30, 2016, we had outstanding borrowings of €250.8 (approximately $278.5) under our revolving credit facility in the Netherlands (the "Netherlands Credit Facility"). No additional borrowing is available under the Netherlands Credit facility, which matures in June 2017.
At September 30, 2015, we had outstanding borrowings of $335.0 under the Revolving Facility and €241.5 (approximately $269.9) under the Netherlands Credit Facility.
We had outstanding international borrowings, recorded in Notes payable, of $17.0 and $17.5 as of June 30, 2016 and September 30, 2015, respectively.

The minimum required contribution to our pension plans in fiscal 2016 is $9.2. During the first nine months of fiscal 2016, we contributed $108.2 to our pension plans. We evaluated the discretionary funding of certain international defined benefit plans and contributed approximately $100.5 to one of our plans during the second quarter of fiscal 2016. We do not expect to make additional discretionary contributions during the remainder of fiscal 2016.
As of June 30, 2016, we were in compliance, in all material respects, with the provisions and covenants associated with our debt agreements.

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
The Amendment provides for an increase of $50.0 (from $600.0 to $650.0) in the revolving loans available to us and Brands pursuant to the Credit Agreement and the availability of a $185.0 term loan to Brands pursuant to the Credit Agreement. On April 26, 2016, Brands borrowed $185.0 in a term loan under the Credit Agreement. The term loan matures on the third anniversary of the date of the Amendment, and bears interest at an annual rate equal to LIBOR plus the applicable margin of 1.075% - 1.575% based on total leverage, or the Alternate Base Rate plus the applicable margin, which will be 1.0% lower than for LIBOR loans (as such terms are defined in the Credit Agreement). The proceeds of the term loan borrowing were used to pay down existing indebtedness.

Cash Flows
The Company's cash flow statements in prior periods were not required to be adjusted for discontinued operations. Accordingly, the first nine months of fiscal 2015 includes activity for the Household Products business. A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Nine Months Ended June 30,
	2016	2015
Net cash from (used by):
Operating activities	$4.1	$23.7
Investing activities	(50.9)	(150.1)
Financing activities	24.7	148.9
Effect of exchange rate changes on cash	1.5	(61.4)
Net decrease in cash and cash equivalents	$(20.6)	$(38.9)

Operating Activities
Cash flow from operating activities was $4.1 during the first nine months of fiscal 2016 as compared to $23.7 during the same period in the prior year, primarily reflecting the discretionary funding of certain international defined benefit plans of approximately $100.5 during the second quarter of fiscal 2016. Offsetting this cash outflow was an improvement, compared to the prior year period, related to the impact of changes in net working capital, primarily driven by timing of receipts and payments. We expect to have positive operating cash flow in the fourth quarter and for the full fiscal year.

Investing Activities
Cash flow used by investing activities was $50.9 during the first nine months of fiscal 2016 as compared to $150.1 during the same period in the prior year. The decrease was primarily due to the deconsolidation of our Venezuelan subsidiaries and a prior year acquisition for our discontinued operations, partially offset by prior year proceeds from the sale of assets. Capital expenditures were $50.9 during the first nine months of fiscal 2016 and $72.4 during the same period in the prior year. Excluding capital expenditures related to the Household Products business, capital expenditures during the first nine months of fiscal 2015 were $36.7. The $14.2 increase in the current period primarily related to streamlining of certain operating facilities within the Feminine Care segment.

Financing Activities
Net cash from financing activities was $24.7 during the first nine months of fiscal 2016 as compared to $148.9 during the same period in the prior year. This change was driven by repurchases of common shares during the first nine months of fiscal 2016 of $114.5 and a $103.7 net decrease in borrowings during the current year period, partially offset by prior year cash dividends of $93.2, as well as other activity related to employee share-based compensation.

Dividends
We did not declare or pay any cash dividends during the first nine months of fiscal 2016, and we do not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and our financial condition and will be declared at the sole discretion of the Board.

Share Repurchases
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization. During the first nine months of fiscal 2016, we repurchased 1.4 shares of our common stock for $114.5, all of which were purchased under this authorization. We have 6.5 shares remaining under the Board authorization to repurchase our common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During the first nine months of fiscal 2016, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.

Foreign Currency
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit". As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound as compared to the U.S. dollar and other foreign currencies. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Our current hedging strategy includes hedging a portion of our exposure to the British Pound, reducing our currency risk, and we do not currently expect changes to this hedging strategy. A weaker British Pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. For the first nine months of fiscal 2016, net sales of our U.K. operations were 3.4% of our consolidated net sales. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Commitments and Contingencies
Contractual Obligations
During the first nine months of fiscal 2016, our net borrowings on outstanding long-term debt were $153.6. As of June 30, 2016, future repayments of debt are as follows: $278.5 in fiscal 2017, $185.0 in fiscal 2019, $295.0 in fiscal 2020, $600.0 in fiscal 2021 and $500.0 in fiscal 2022.
As noted above, on April 26, 2016, we amended the credit agreement governing our Revolving Facility to increase the borrowing capacity and allow for a $185.0 three-year term loan, which was borrowed on April 26, 2016. There have been no other material changes in our contractual obligations since the presentation in our Annual Report on Form 10-K, as filed with the SEC on November 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interests rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, see Note 12 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of June 30, 2016, our outstanding debt included approximately $278.5 million variable-rate debt on our revolving credit facility in the Netherlands, $295.0 million on our revolving credit facility in the U.S. and $185.0 million on our term loan. Assuming a one-percent increase in the applicable interest rates, annual interest expense would increase by approximately $7.6 million.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on November 30, 2015. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2016.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2016	320	$80.97	—	6,995,666
May 1 to 31, 2016	458,642	77.63	458,453	6,537,213
June 1 to 30, 2016	—	—	—	6,537,213

(1)
509 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.

(2)
In May 2015, the Company's Board of Directors approved an authorization to repurchase up to ten million shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the third quarter of fiscal 2016, the Company repurchased 458,453 shares under this resolution.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and nine months ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets at June 30, 2016 and September 30, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Sandra J. Sheldon
Sandra J. Sheldon
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Date:	August 3, 2016