Form 10-K
period 2016-09-30
EDGEWELL PERSONAL CARE Co
filed 2016-11-18
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______________ to _______________
Commission File Number 001-15401
EDGEWELL PERSONAL CARE COMPANY
(Exact name of registrant as specified in its charter)

Missouri	43-1863181
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1350 Timberlake Manor Parkway
Chesterfield, Missouri 63017
(Address of principal executive offices) (Zip Code)

(314) 594-1900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2016, the last day of the registrant's most recently completed second fiscal quarter, was $4,188,335,907.

The number of shares of the registrant's common stock outstanding as of October 31, 2016 was 57,911,598.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2016, are incorporated by reference into Part III of this report.

EDGEWELL PERSONAL CARE COMPANY

Presentation of Information
Unless the context requires otherwise, references to "Edgewell Personal Care Company," "Edgewell," "we," "us," "our" and "the Company" refer to Edgewell Personal Care Company, and its consolidated subsidiaries.

Trademarks and Trade Names
We own or have rights to use trademarks and trade names that we use in conjunction with the operation of our business, which appear throughout this Annual Report on Form 10-K. Solely for convenience, we only use the ™ or ® symbols the first time any trademark or trade name is mentioned. We may also refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using internal data and data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the "Risk Factors" section of this document. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
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

Forward-Looking Statements
This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•
We are subject to risks related to our international operations, such as global economic conditions, currency fluctuations and our international go-to-market strategy, that could adversely affect our results of operations;

•	Our manufacturing facilities, supply channels or other business operations may be subject to disruption from events beyond our control;

•	Our access to capital markets and borrowing capacity could be limited;

•	If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively;

•	We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business;

•	We face risks arising from the restructuring of our operations and our ongoing efforts to achieve cost savings;

•	Loss of any of our principal customers and emergence of new sales channels, such as e-commerce, could significantly decrease our sales and profitability;

•	We may not be able to attract, retain and develop key personnel;

•	We may experience losses or be subject to increased funding obligations and expenses related to our pension plans;

•	We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits;

•
Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals;

•	A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business;

•	The resolution of our tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations;

•	If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations;

•	Potential liabilities in connection with the separation of our Household Products business may arise under fraudulent conveyance and transfer laws and legal capital requirements; and

•	We may not achieve some or all of the expected benefits of the separation of our Household Products business, and this separation may materially adversely affect our business.

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
In 2003, we completed the acquisition of the Schick-Wilkinson Sword business ("SWS") from Pfizer, Inc., which was the second largest manufacturer and marketer of men's and women's wet shave products in the world. Our portfolio of wet shave products include: Hydro® and Quattro® men's shaving systems; Hydro Silk®, Quattro for Women®, Intuition® and Silk Effects® Plus women's shaving systems; and the Hydro, Quattro, Xtreme 3®, Slim Twin®, Slim Triple® and Extra3® disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.
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
On July 1, 2015, we completed the separation of our Household Products business, which manufactures and markets batteries and portable lighting, into a separate publicly-traded company (the "Spin" or the "Separation"). We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. ("New Energizer") and began trading under the symbol "ENR" on the New York Stock Exchange ("NYSE"). Edgewell retained the Personal Care business and now trades on the NYSE under the symbol "EPC." Following the Separation, we do not beneficially own any shares of New Energizer. In connection with the Separation, we changed our name to Edgewell Personal Care Company on June 30, 2015.
On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited, a men's grooming and skincare products company based in the United Kingdom (the "U.K."). The acquisition creates opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint.

Our Business Segments and Product Strategies
We manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Prior to the Separation, our business was managed in two reportable segments: Personal Care and Household Products. Prior periods have been recast to reflect our current segment reporting. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and other items that are not representative of management's view on how segment performance is evaluated. Information regarding the product portfolios of these segments is included within the following discussion. Financial information regarding each of our reportable segments, as well as other geographical information, is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 of Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Wet Shave
Wet shave products are sold under the Schick®, Wilkinson Sword®, Edge, Skintimate, Shave Guard and Personna® brand names. We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. While we market our wet shave products throughout the world, our primary markets are the U.S., Canada, Japan, Germany, France and the U.K. We believe we hold the #2 global market share position in wet shaving. The category is competitive with manufacturers vying for consumer loyalty and retail shelf space.
We have gained recognition for our innovation designed to improve the shaving experience, including the introduction of our Schick Hydro men's shaving system in 2010. This system incorporated new technologies, including innovative skin protectors that act to smooth skin between blade tips and an advanced hydrating gel reservoir that lubricates throughout the shaving process. Schick Hydro is available in three- and five-blade models. Following the launch of Schick Hydro, we have introduced additional innovative products under the Hydro franchise, such as Schick Hydro Silk for women, including the Hydro Silk TrimStyle® razor introduced in 2015, the only 2-in-1 razor and trimmer, the Schick Hydro Power Select™, Schick Hydro 5 Groomer, and Schick Hydro men's and women's disposable razors. We intend to continue to develop and expand the Hydro brand, and in 2016 we introduced the next generation of Schick Hydro with upgraded features for most aspects of the mechanical cartridge.
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
Our Wet Shave segment represented 60%, 60% and 61% of our net sales during fiscal 2016, 2015 and 2014, respectively. Our razors and blades represented 53%, 53% and 54% of our net sales during fiscal 2016, 2015 and 2014, respectively.

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
Our Sun and Skin Care segment represented 18%, 17% and 16% of our net sales during fiscal 2016, 2015 and 2014, respectively. Our sun care products represented 14%, 13% and 13% of our net sales during fiscal 2016, 2015 and 2014, respectively.

Feminine Care
In Feminine Care, we market products under the Playtex, Stayfree, Carefree and o.b. brands. We offer tampons under the Playtex Gentle Glide® 360°™, Playtex Sport®, Playtex and o.b. brands. We also market pads and liners under the Playtex Sport, Stayfree and Carefree brands. We believe we are one of the top three manufacturers of feminine care products in North America, with unique, competitive product technologies and well-known brands that address complementary consumer needs. We intend to continue to invest in innovation in our feminine care brands.
Our Feminine Care segment represented 16%, 16% and 15% of our net sales during fiscal 2016, 2015 and 2014, respectively.

All Other
Our All Other segment includes infant care, pet care and miscellaneous other products. In the infant care category, we market a broad range of products including bottles, cups and mealtime products under the Playtex brand name. We also offer a line of pacifiers, including the OrthoPro® and Binky® pacifiers. We believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. We also market Litter Genie®, a waste disposal solution for cat owners originating from our Diaper Genie technology. The industrial business sold on September 1, 2015 was also included within our All Other segment.
Our All Other segment represented 6%, 7% and 8% of our net sales during fiscal 2016, 2015 and 2014, respectively.

Competition
The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perception, product performance, customer service and price.
The global shaving products category is comprised of wet shave blades and razors, electric shavers and shaving gels and creams. The wet shave segment of that business is further segmented between razor systems and disposable products. This category is characterized by high margins, significant barriers to entry and international growth opportunities. Geographically, North America, Western Europe, Australia and Japan represent relatively developed and stable markets. With our established product lines and global presence, we believe we are able to compete effectively in this market. Our principal competitors in the global wet shave business are The Procter & Gamble Company, which owns the Gillette® brand and is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment. We also compete with direct-to-consumer online competitors such as Dollar Shave Club, owned by Unilever, and Harry's. We estimate that, collectively, the Gillette brand and our SWS business represent 80% of the global wet shave market.
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
The market for sun care products is also characterized by global growth, and is impacted by trends in skin care. With our balanced sun care portfolio, depth of sun care expertise and global presence, we believe we compete effectively and have more than doubled our international sun care business since acquiring the Banana Boat and Hawaiian Tropic brands in 2008. We intend to continue to compete by driving innovation, building differentiated equity and focusing on in-store visibility.
With our fiscal 2014 acquisition of the Stayfree, Carefree and o.b. brands, we have expanded our presence within the feminine care product category and have become one of the top three manufacturers in North America. We compete by having a portfolio of well-known brands that address complementary consumer needs.

Sales and Distribution
Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and the larger countries of Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses. During fiscal 2015, in order to compete more effectively in smaller markets after the Separation, we increased our use of third-party distributors and wholesalers and either decreased or eliminated our business operations in certain countries. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, military stores and e-commerce.
Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries, ("Wal-Mart") as a group, accounted for more than 10% of our consolidated annual net sales. Wal-Mart accounted for approximately 25% of net sales from continuing operations in fiscal 2016. Purchases by Wal-Mart included products from all of our segments. Target Corporation represented approximately 11%, 11% and 16% of net sales for our Sun and Skin Care, Feminine Care and All Other segments, respectively, for fiscal 2016. Additionally, Toys "R" Us, Inc. represented approximately 11% of net sales for our All Other segment for fiscal 2016.
Generally, orders are shipped within a month of their order date. Because of the short period of time between order and shipment dates, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.
Government contracts do not represent a material portion of our net sales.

Seasonality
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Within our Wet Shave segment, sales of women's products are moderately seasonal, with increased consumer demand in the spring and summer months. See "Our business is subject to seasonal volatility" in Item 1A. Risk Factors.

Sources and Availability of Raw Materials
The principal raw materials used in our products include steel, various plastic resins, plastic based components, textile fibers and non-woven fabrics, organic and inorganic chemicals, soap based lubricants and plastic-pulp based packaging. These materials are sourced on a regional or global basis, as applicable, and are generally available from multiple sources. Price and availability of our raw materials fluctuate over time. While we have confidence our supply assurance plans adequately support our current operational needs, we cannot predict the future with certainty. Both price and supply are subject to risk from global socio- and macroeconomic influences such as, but not exclusive to, force majeure, loss or impairment to key manufacturing sites, transportation, government regulation, currency or other unforeseen circumstances. In the past, we have avoided significant interruption in the availability of our input materials and believe our extensive experience in procurement allows us to manage these risks effectively.

Patents, Technology and Trademarks
We own a number of U.S., Canadian and foreign trademarks, which we consider of substantial importance and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Edgewell™, Schick, Schick Hydro, Schick Hydro Silk, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Protector™, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Binky, Diaper Genie, Litter Genie, Drop-Ins®, Flexfit®, Gentle Glide, 360°, Play On®, HandSaver®, Twist 'N Click®, Sport, Sport Level Protection®, VentAire®, Wet Ones, Stayfree, Carefree and o.b. As a result of the Playtex acquisition, we also own royalty-free licenses in perpetuity to the Playtex and Living® trademarks in the U.S., Canada and many foreign jurisdictions related to certain feminine hygiene, baby care, gloves and other products, but excluding certain apparel-related products.

Our ability to compete effectively in the wet shave, sun and skin care, feminine care and other personal care categories depends, in part, on our ability to maintain the proprietary nature of technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing agreements. We own or license from third parties a considerable number of patents, patent applications and other technology, which we believe are significant to our business. These relate primarily to shaving product improvements and additional features, feminine care hygiene products including digital and applicator tampons, pads and liners, baby bottles and nipples, disposable liners and plastic holders for nurser systems, children's drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, pet care and pet waste disposal products, and manufacturing processes.
As of September 30, 2016, we owned, either directly or beneficially, approximately 981 unexpired U.S. patents, which have a range of expiration dates from October 2016 to December 2034, and we had approximately 93 U.S. patent applications pending. We routinely prepare additional patent applications for filing in the U.S., as well as actively pursue foreign patent protection in various foreign countries. As of September 30, 2016, we owned, either directly or beneficially, approximately 2,128 foreign patents having a range of expiration dates from October 2016 to May 2041, and we had approximately 271 patent applications pending in foreign countries.
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
Many European countries, as well as the European Union (the "E.U."), have been very active in adopting and enforcing environmental regulations. As such, it is possible that new regulations may increase the risk and expense of doing business in such countries.
Certain of our products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration ("FDA").

Employees
As of September 30, 2016, we employed approximately 6,000 employees, with approximately 2,300 based in the U.S. Certain of these employees are represented by unions or work councils. We believe that we generally have a good relationship with our employees, and with the unions and work councils that represent certain employees.

Executive Officers
Set forth below are the names, ages as of December 31, 2016, and current positions of our executive officers.

Name	Age	Title
David P. Hatfield	56	Chief Executive Officer, President and Chairman of the Board
Sandra J. Sheldon	54	Chief Financial Officer
Anthony J. Bender	58	Chief Information Officer and Vice President of Global Business Services
Peter J. Conrad	56	Chief Administrative Officer
Elizabeth E. Dreyer	54	Vice President, Controller and Chief Accounting Officer
Wilbur A. Robertson	60	Chief Marketing Officer
Manish R. Shanbhag	46	Chief Legal Officer, Chief Compliance Officer and Secretary
David S. VerNooy	56	Vice President, Global Operations and Research, Development and Engineering

Set forth below is a brief description of the position and business experience of each of our executive officers.
David P. Hatfield has served as the Chairman of our Board since July 6, 2016. Mr. Hatfield has been our Chief Executive Officer and President since July 1, 2015. From October 2007 to July 1, 2015, he served as President and Chief Executive Officer of the Energizer Personal Care division commencing upon our acquisition of Playtex in October 2007. In 2007, Mr. Hatfield was named President and Chief Executive Officer of Schick-Wilkinson Sword. From 2004 to 2007, he served as our Executive Vice President and Chief Marketing Officer. Prior to 2004, he held various other positions within the Company since joining Ralston Purina Company in 1986.
Sandra J. Sheldon has served as Chief Financial Officer since July 1, 2015. Previously Ms. Sheldon had been the Vice President of Financial Planning and Analysis since 2012. Prior to that she served as the Vice President of Finance for Schick-Wilkinson Sword and Energizer Personal Care from 2006 to 2012. Ms. Sheldon joined Ralston Purina in 1986 and began her career at PricewaterhouseCoopers.
Anthony J. Bender has served as Chief Information Officer and Vice President of Global Business Services since July 1, 2015. Previously, Mr. Bender served as Vice President, Chief Information Officer of Energizer Holdings, Inc. since February 2012. Prior to this, Mr. Bender served as the Vice President, IT at Unilever, Vice President and Chief Information Officer at Alberto Culver Company, Senior Vice President and Chief Information Officer at The Relizon Company, and various other senior leadership positions.
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
Manish R. Shanbhag has served as Chief Legal Officer, Chief Compliance Officer and Secretary since July 1, 2015. Mr. Shanbhag began working at the Company in 2013 as the Vice President and Deputy General Counsel. Prior to 2013, Mr. Shanbhag was general counsel of Honeywell's Life Safety business. Previously, he was with The Gillette Company, where he held various roles within the legal department.

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
The categories in which we operate are mature and highly competitive, both in the U.S. and globally, as a limited number of large manufacturers compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate as well as increasing retailer concentration, our retailer customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

•
our primary competitor in wet shave and feminine care products, The Procter & Gamble Company, as well as Unilever and our other competitors, may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

•	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors may be able to obtain exclusive distribution rights at particular retailers or favorable in-store placement; and

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

Loss of any of our principal customers and emergence of new sales channels, such as e-commerce, could significantly decrease our sales and profitability.
Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 25% of net sales from continuing operations in fiscal 2016. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.
Furthermore, the emergence of new sales channels may affect our customer preferences and market dynamics and could adversely impact our financial results. These new channels include sales of consumer products via e-commerce, which is gaining increasing acceptance among end user customers. The acquisition of the Dollar Shave Club e-commerce wet shave platform by Unilever provides this competitor with substantially greater financial, marketing, research and development and other resources, which could provide them greater scale and leverage with suppliers and customers. In addition, we face the growth of large-format retailers and discounters that exclusively sell private label products which are typically sold at lower prices than our products.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
Our businesses are conducted on a worldwide basis, with nearly 41% of our sales in fiscal 2016 arising from outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the inability to repatriate foreign-based cash, which constitutes substantially all of our overall cash, for strategic needs in the U.S., either at all or without incurring significant income tax and earnings consequences, as well as the heightened counterparty, internal control and country-specific risks associated with holding cash overseas;

•	the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations;

•	restrictions on and taxation of international imports and exports;

•	currency fluctuations, including the impact of hyper-inflationary conditions, particularly where exchange controls limit or eliminate our ability to convert from local currency;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest, including political or economic instability;

•	legal and regulatory constraints, including tariffs and other trade barriers;

•	difficulty in enforcing contractual and intellectual property rights; and

•
the impact of fluctuations in foreign currency. A significant portion of our sales are denominated in local currencies but reported in U.S. dollars, and a high percentage of product costs for such sales are denominated in U.S. dollars. Although we may hedge a portion of the exposure, the strengthening of the U.S. dollar relative to such currencies can negatively impact our reported sales and operating profits.

One or more of these factors could harm our international operations or investments and our operating results.

A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business.
We rely extensively on information technology systems in order to conduct business, including some that are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results.
Further, our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of cyber-attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information about our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our supplier's and customer's systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties. We may also be required to incur additional costs to modify or enhance our systems, or in order to try to prevent or remediate any such attacks.

We face risks arising from the restructuring of our operations and our ongoing efforts to achieve cost savings.
In November 2012, we announced a company-wide restructuring project. In January 2014, our Board of Directors (the "Board") authorized an expansion of scope of the previously announced project. We have incurred and expect to continue to incur additional charges related to the restructuring project, which will reduce our profitability in the periods incurred. If we incur unexpected charges related to the restructuring, or in connection with any potential future restructuring project, our financial condition and results of operations may suffer further.
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
In addition, we recently announced a company-wide Zero Based Spend ("ZBS") initiative to identify and capture savings in targeted spend categories. The savings will provide ongoing financial and operational flexibility for reinvestment to reinforce both the growth and margin improvement objectives in Edgewell's financial algorithm. This initiative follows on three years of productivity initiatives, as well as the initiatives launched with the overall Separation program, and is complementary to our overall trade promotion management project focused on improving productivity in our trade promotion spending. The achievement of our savings targets depends on our ability to successfully identify and realize savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings, our business, results of operations, cash flows and financial condition may be adversely affected.

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
For example, during the fourth quarter of fiscal 2015, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across our segments. We determined that the carrying values of our Playtex, Wet Ones and Skintimate brand names were above their fair values, resulting in a non-cash asset impairment charge of $318.2 million. During the fourth quarter of fiscal 2016, the Company completed its annual impairment testing and found the carrying value of its Skintimate brand name to be above the fair value, resulting in an additional non-cash asset impairment charge of $6.5 million. Given that the carrying value for these brand names have been reduced to their determined fair value, these intangible assets will be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.

If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.
The wet shave, sun and skin care, feminine care and other personal care industries in which we compete have been known for the pace of innovations in product life, product design and applied technology, and our success depends on our future innovations. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact product success. Our competitors may introduce new or enhanced products that significantly outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products, or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

Our business is subject to increasing regulation in the U.S. and abroad, including environmental laws and regulations, that may expose us to significant liabilities.
The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S., including by the FDA, the Consumer Product Safety Commission, the EPA and by the Federal Trade Commission with respect to advertising. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. New or more restrictive regulations or more restrictive interpretations of existing regulations, particularly in the sun and skin care and feminine care industries, are likely and could have an adverse impact on our business. Legislative and regulatory changes by taxing authorities have an impact on our effective tax rate, and we may be subject to additional costs arising from new or changed regulations, including those relating to healthcare. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to accident or an intentional act could result in substantial liability to governmental authorities or to third parties. Pursuant to certain environmental laws, we could be subject to joint and several strict liability for contamination relating to our or our predecessors' current or former properties or any of their respective third-party waste disposal sites. In addition to potentially significant investigation and remediation costs, any such contamination can give rise to claims from governmental authorities or other third-parties for natural resource damage, personal injury, property damage or other liabilities. We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations, including remediation costs relating to our current and former properties and third-party waste disposal sites. As new laws and regulations are introduced, we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.

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
Operations of our manufacturing and packaging facilities worldwide, and of our corporate offices, and the methods we use to obtain supplies and to distribute our products, may be subject to disruption for a variety of reasons, including availability of raw materials, work stoppages, industrial accidents, disruptions in logistics, loss or impairment of key manufacturing sites, product quality or safety issues, licensing requirements and other regulatory issues, trade disputes between countries in which we have operations, and acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. The supply of our raw materials may be similarly disrupted. There is also a possibility that third-party manufacturers, which produce a significant portion of certain of our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints. If a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations. We maintain business interruption insurance to potentially mitigate the impact of business interruption, but such coverage may not be sufficient to offset the financial or reputational impact of an interruption.

Our business is subject to seasonal volatility.
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Accordingly, our sales, financial performance, working capital requirements and cash flow may experience volatility during these periods. Further, purchases of our sun care products can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows. Within our Wet Shave segment, sales of women's products are moderately seasonal, with increased consumer demand in the spring and summer months.

We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business.
As of September 30, 2016, our debt level was approximately $1.8 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.
Additionally, certain of our debt instruments are subject to certain financial and other covenants, including debt ratio tests. We may be in breach of such covenants in the event of future declines in our operating cash flows or earnings performance, foreign currency movements or other events. In the event of such breach, our lenders may be entitled to accelerate the related debt as well as any other debt to which a cross-default provision applies, and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. There is no assurance that we would obtain such amendments or waivers or effect such refinancing, or that we would be able to do so on terms similar to our current debt instruments. The covenants and financial ratio requirements contained in our debt instruments could also increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, place us at a competitive disadvantage relative to our competitors that have greater financial flexibility or limit, among other things, our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

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
Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. The major credit rating agencies periodically evaluate our creditworthiness and have assigned us credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies as well as our strategies, operations and execution. A downgrade to our credit ratings could increase our interest rates, limit our access to public debt markets, limit the institutions willing to provide us credit facilities, result in more restrictive credit arrangements and make any future credit facilities or credit facility amendments more costly and difficult to obtain.

There can be no guarantee that we will repurchase stock.
Although the Board has authorized a share repurchase program, and we repurchased approximately 2.5 million of our shares in fiscal 2016 for $196.6 million, any determination to repurchase or to continue to repurchase our common shares will be based primarily upon our financial condition, results of operations, available U.S. cash, business requirements and the Board's continuing determination that the repurchase program is in the best interests of shareholders and is in compliance with all laws and agreements applicable to the repurchase program.

We do not expect to pay dividends for the foreseeable future.
Following the completion of the Separation, the Board eliminated the quarterly cash dividend payable on our common shares, which had been in effect prior to that time, and we do not currently expect to declare or pay dividends on our common shares for the foreseeable future. Instead, we intend to retain earnings to finance the growth and development of our business, for our share repurchase program and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of the Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that the Board may deem relevant. As a result, you may not receive any return on an investment in our capital stock in the form of dividends.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
The vast majority of our total net sales are from products bearing proprietary trademarks and brand names. In addition, we own or license from third parties a considerable number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the U.S., the laws of some other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. Our intellectual property rights could be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition or decreased royalties, either of which could negatively impact our operating results. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.

Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.
We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims other than those involving personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products' reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

We may not be able to attract, retain and develop key personnel.
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future. Additionally, the escalating costs of offering and administering healthcare, retirement and other benefits for employees could result in reduced profitability.

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
We have completed a number of significant acquisitions since becoming an independent company in 2000 and we expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. As a result of the Separation, our reduced size may make completing desirable acquisitions more challenging.
If we can complete future acquisitions, we may face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired business and may cause an interruption of, or a loss of momentum in, the business. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.

Certain provisions in our articles of incorporation and bylaws, and of Missouri law, could deter or delay a third-party's efforts to acquire us, especially if the Board determines it is not in the best interest of our shareholders.
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
The trading price of our common shares could be subject to significant fluctuations in response to several factors, some of which are beyond our control. These include general stock market volatility, variations in our quarterly operating results, general trends in the consumer products industry, changes by securities analysts in their estimates or investment ratings and general marketplace conditions.

Our financial results could be adversely impacted by the United Kingdom's departure from the European Union.
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the E.U., commonly referred to as "Brexit." As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound as compared to the U.S. dollar and other foreign currencies. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us and our operations are unclear. Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the U.K. and the E.U. or other countries, as well as create legal and global economic uncertainty. In addition, the Company completed the acquisition of Bulldog Skincare Holdings Limited on October 31, 2016, which is based in the U.K. These and other potential implications of Brexit could adversely affect our business and financial results.

Risks Related to the Separation of the Household Products Business
We may not achieve some or all of the expected benefits of the Separation, and the Separation may materially adversely affect our business.
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
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) we may be more susceptible to market fluctuations and other adverse events because our business will be less diversified than prior to the completion of the Separation; and (iii) as a standalone company, we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those we obtained prior to completion of the Separation. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our historical financial information is not necessarily representative of the results that we would have achieved had the Separation taken place before July 1, 2015, and may not be a reliable indicator of our future results.
Our historical financial information included in this Annual Report on Form 10-K is derived from our consolidated financial statements and accounting records compiled when the Household Products business was part of the Company. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved had the Separation taken place prior to the periods presented or those that we will achieve in the future as a stand-alone Personal Care products enterprise. For additional information about the past financial performance of our business and the basis of presentation of our historical financial statements, see the historical financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2016, we owned or leased 57 properties, 24 in the U.S. and 33 in other countries. 13 of these properties are used as production plants consisting of 2.4 million square feet that is owned and 0.7 million square feet that is leased. Five of these plants are located in the U.S. and eight are in other countries. Seven of these plants are used exclusively by our Wet Shave segment, two by our Feminine Care segment, two are shared by our Sun and Skin Care and All Other segments, one is shared by our Wet Shave and All Other segments and one is shared by our Wet Shave and Sun and Skin Care segments. We also have eight warehouses totaling 0.4 million square feet, of which 0.3 million is leased. We operate from 32 different offices throughout the world totaling 0.3 million square feet, all of which is leased, and includes our corporate headquarters in Chesterfield, Missouri. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.

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
See also the discussion captioned "Governmental Regulation and Environmental Matters" included within Item 1. Business of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Edgewell common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "EPC." Prior to the July 1, 2015 Separation, our common shares were listed and traded on the NYSE under the symbol "ENR." The following table presents the high and low sales prices of our common shares for the periods indicated, as reported by the NYSE.

	Market Price Per Share				Adjusted Market Price Per Share (1)
	FY2016		FY2015		FY2015
	High	Low	High	Low	High	Low
First Quarter	$87.00	$72.44	$133.42	$111.16	$98.94	$82.43
Second Quarter	$83.24	$67.94	$141.51	$126.34	$104.94	$93.69
Third Quarter	$85.44	$76.07	$144.95	$130.92	$107.49	$97.08
Fourth Quarter	$88.00	$74.96	$102.50	$75.53	$102.50	$75.53

(1)	The adjusted market prices per share for fiscal 2015, as reported by Bloomberg, reflect historical share prices that have been adjusted to reflect the Separation.

There were approximately 8,381 shareholders of record of our common shares as of October 31, 2016.

Dividends
The following table presents the quarterly dividends per share paid to our shareholders over the past two fiscal years.

	FY2016	FY2015
First Quarter	$—	$0.50
Second Quarter	$—	$0.50
Third Quarter	$—	$0.50
Fourth Quarter	$—	$—

We have not declared nor paid any dividends since the third quarter of fiscal 2015, and we do not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and our financial condition and will be declared at the sole discretion of our Board of Directors. See "We do not expect to pay dividends for the foreseeable future" in Item 1A. Risk Factors.
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

Issuer Purchases of Equity Securities
In May 2015, our Board of Directors approved an authorization to repurchase up to ten million shares of our common stock. This authorization replaced the prior share repurchase authorization. During the fourth quarter of fiscal 2016, we repurchased 1,036,438 shares of our common stock under this resolution.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	25,887	$87.48	—	6,537,213
August 1, 2016 to August 31, 2016	240,360	$78.31	240,360	6,296,853
September 1, 2016 to September 30, 2016	796,078	$79.58	796,078	5,500,775

(1)
25,887 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.

(2)	Includes $0.02 per share of brokerage fee commissions.

During fiscal 2016, 2,482,181 shares were repurchased under the share repurchase authorization. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors. See "There can be no guarantee that we will repurchase stock" under Item 1A. Risk Factors.
During fiscal 2016, 127,328 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders of Edgewell Personal Care Company's common shares relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions, including the New Energizer shares distributed on July 1, 2015) is assumed to have been made in our common shares and in each of the indexes on September 30, 2011 and its relative performance is tracked through September 30, 2016. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common shares. They are not intended to forecast possible future performance of our common shares, nor is our historic common share price performance necessarily indicative of our future common share price performance.
* $100 invested on 9/30/11 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.

Copyright© 2016 Standard & Poor's, a division of S&P Global. All rights reserved.

	9/11	9/12	9/13	9/14	9/15	9/16
Edgewell Personal Care Company	$100.00	$112.96	$140.60	$193.59	$191.17	$186.30
S&P Midcap 400	$100.00	$128.54	$164.12	$183.51	$186.07	$214.59
S&P Household Products	$100.00	$116.51	$131.48	$150.69	$141.79	$177.35

Item 6. Selected Financial Data.
The following table sets forth selected financial data for fiscal 2016, 2015, 2014, 2013 and 2012 and as of September 30, 2016, 2015, 2014, 2013 and 2012. The consolidated statement of earnings data for fiscal 2016, 2015 and 2014 and the consolidated balance sheet data as of September 30, 2016 and 2015 are derived from our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The consolidated statement of earnings data for fiscal 2013 and the consolidated balance sheet data as of September 30, 2014, 2013 and 2012 are derived from our audited consolidated statements. On July 1, 2015, we completed the Separation of our Household Products business into a separate publicly-traded company. As such, the consolidated statement of earnings data for fiscal 2012 are derived from our unaudited consolidated financial statements, as the amounts have been recast to reflect the Household Products business as discontinued operations.
The selected historical financial data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data.

(in millions, except per share data)

Statements of Earnings Data (1)	Fiscal Year
	2016	2015	2014	2013	2012
Net sales	$2,362.0	$2,421.2	$2,612.2	$2,448.9	$2,479.5
Depreciation and amortization	96.5	91.3	101.7	92.9	106.1
Earnings (loss) from continuing operations before income taxes (5)	219.9	(458.7)	145.8	205.4	164.7
Earnings (loss) from continuing operations	178.7	(296.1)	117.7	155.2	126.4
Earnings (loss) from discontinued operations, net of tax	—	20.8	238.4	251.8	282.5
Net earnings (loss)	$178.7	$(275.3)	$356.1	$407.0	$408.9
Basic earnings (loss) per share:
Continuing operations	$3.02	$(4.78)	$1.90	$2.50	$1.95
Discontinued operations	—	0.34	3.85	4.05	4.35
Net earnings (loss)	3.02	(4.44)	5.74	6.55	6.30
Diluted earnings (loss) per share:
Continuing operations	$2.99	$(4.78)	$1.88	$2.47	$1.92
Discontinued operations	—	0.34	3.81	4.00	4.30
Net earnings (loss)	2.99	(4.44)	5.69	6.47	6.22
Cash dividends per common share (2)	$—	$1.50	$2.00	$1.70	$0.40

Balance Sheet Data (3)	As of September 30,
	2016	2015	2014	2013	2012
Working capital (4)	$583.8	$969.8	$1,155.9	$1,415.0	$1,215.1
Property, plant and equipment, net	486.1	498.9	751.7	755.6	848.5
Total assets	4,771.5	4,986.3	6,928.7	6,717.4	6,731.2
Long-term debt	1,544.2	1,698.6	1,768.9	1,998.8	2,138.6

(1)	Comparisons of statements of earnings data are impacted by the fiscal 2014 feminine care brands acquisition.

(2)
We began paying dividends in the fourth quarter of fiscal 2012 and continued through the third quarter of fiscal 2015. We did not declare or pay any dividends during the fourth quarter of fiscal 2015 or during fiscal 2016.

(3)	Prior year balance sheet data has not been adjusted to reflect the Separation.

(4)	Working capital represents current assets less current liabilities.

(5)	Earnings (loss) from continuing operations before income taxes were (reduced) increased by the following items:

	Fiscal Year
	2016	2015	2014	2013	2012
Venezuela deconsolidation charge	$—	$(79.3)	$—	$—	$—
Spin costs (6)	(12.0)	(142.0)	(24.4)	—	—
Spin restructuring charges	—	(28.3)	—	—	—
Restructuring and related costs (7)	(38.8)	(27.0)	(53.5)	(19.6)	(1.0)
Industrial sale charges	(0.2)	(32.7)	—	—	—
Cost of early debt retirements	—	(59.6)	—	—	—
Impairment charges	(6.5)	(318.2)	—	—	—
Acquisition, integration and other realignment costs	—	—	(18.5)	(1.5)	(9.0)
Venezuela devaluation and other impacts	—	—	—	(6.3)	—
Net pension and postretirement gains	—	—	1.1	39.2	—
Total	$(57.5)	$(687.1)	$(95.3)	$11.8	$(10.0)

(6)
Includes pre-tax Selling, general and administrative expense ("SG&A") of $11.8, $137.8 and $24.4 for fiscal 2016, 2015 and 2014, respectively, and pre-tax Cost of products sold of $0.2 and $4.2 for fiscal 2016 and 2015, respectively.

(7)
Includes pre-tax SG&A of $0.3, $4.3 and $1.6 for fiscal 2015, 2014 and 2013, respectively, associated with certain information technology and related activities. Also includes pre-tax Cost of products sold of $1.8 for fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of our restructuring and positive adjustments of $0.7 for fiscal 2014 associated with our restructuring.

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
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" or "organic" and exclude items such as spin costs, restructuring charges, the Venezuela deconsolidation charge, Industrial sale charges, amortization and impairment of intangibles and Cost of early debt retirements. Reconciliations of Non-GAAP measures are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events that took place during fiscal 2016 and 2015, most prominently the separation of our Household Products business and the resulting go-to-market impacts, the deconsolidation of our Venezuelan operations and the sale of our industrial business, we view the use of Non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance.
The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency, acquisitions and dispositions (including the results of the former industrial business) and the period-over-period change in the results of our Venezuelan operations. Underlying net sales represents organic net sales adjusted for the international go-to-market impacts, as defined below. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.

•
To compete more effectively as an independent company, we have increased our use of third-party distributors and wholesalers, and have decreased or eliminated our business operations in certain countries, consistent with our international go-to-market strategy. Within this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss go-to-market impacts, which reflect our best estimate on the impact of these international go-to-market changes and exits, and represent the year-over-year change in those markets. We believe we realized the majority of the impact from these changes in the fourth quarter of fiscal 2015 and first three quarters of fiscal 2016.

•
Adjusted net earnings and Adjusted earnings per share are defined as net earnings (loss) from continuing operations and diluted earnings (loss) per share excluding items such as impairment charges, the Venezuela deconsolidation charge, spin costs, restructuring charges, Industrial sale charges, Cost of early debt retirements and the related tax effects of these items.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as impairment charges, the Venezuela deconsolidation charge, spin costs, restructuring charges, Industrial sale charges, Cost of early debt retirements and the related tax effects of these items from the income tax provision and earnings before income taxes.

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

•	Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products, as well as Wet Ones wipes and Playtex household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex, Stayfree, Carefree and o.b. brands, as well as personal cleansing wipes under the Playtex brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

The personal care product categories are highly competitive, both in the United States ("U.S.") and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perception, product performance, customer service and price. The markets are generally characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our priority is to deliver our strategic objectives, focusing on maximizing sales and profit growth through innovation, product line extensions and share gains, and we continue to target improved working capital management as a key business objective.

Significant Events
Discontinued Operations
On July 1, 2015, we completed the separation of our Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The historical results of the Households Products business ("New Energizer") are presented as discontinued operations. We have focused our discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on our continuing operation, Edgewell. Historical results on a continuing operations basis include certain costs associated with supporting the Household Products business that were not reported in discontinued operations. These costs affected Selling, general and administrative expense ("SG&A"), interest expense, spin costs, restructuring charges and income taxes. As a result, fiscal 2014 and 2015 earnings per share on both a GAAP and Adjusted (Non-GAAP) basis are not comparable to fiscal 2016. In addition, prior year cash flow statements were not adjusted for the impact of the Separation and are not comparable.
Prior to the Separation, we managed our business in two reportable segments: Personal Care and Household Products. Beginning July 1, 2015, we manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Prior periods have been recast to reflect our current segment reporting.
Our financial statements include incremental costs incurred to evaluate, plan and execute the Separation. Fiscal 2016 and 2015 included costs related to the Separation of $11.8 and $137.8 recorded in SG&A, respectively, and $0.2 and $4.2 in Cost of products sold in fiscal 2016 and 2015, respectively. Additionally, fiscal 2015 included $28.3 in Spin restructuring charges. We do not expect to incur any additional Separation-related costs.

Intangible Asset Impairment
During the fourth quarter of fiscal 2015, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across our segments, and determined that the carrying values of our Playtex, Wet Ones and Skintimate brand names were above the fair values, resulting in a non-cash asset impairment charge of $318.2. The impairment of the Playtex brand was primarily the result of slower adoption of new products and reductions in legacy product sales for certain feminine care products, as well as declines in certain international markets related to the Separation. In addition, the impairment of the Playtex brand was driven by our infant care products, where competitive pressures, delays in product launches and loss of licensing drove the sales decline. Both the Wet Ones and Skintimate impairments were primarily related to the introduction of competing products in the market, which resulted in share and margin declines.
During the fourth quarter of fiscal 2016, we completed our annual impairment testing and found the carrying value of our Skintimate brand name to be above the fair value, resulting in an additional non-cash asset impairment charge of $6.5. The fiscal 2016 impairment charge was caused by further market share erosion above previous estimates. Despite impairment charges over the past two fiscal years, we believe there is substantial value in the brand based upon the latest financial estimates. The impairment charges had no impact on cash balances, operating cash flows or our business outlook, and are not expected to impact the ability to achieve long-term objectives. See Note 8 of Notes to Consolidated Financial Statements.
During the third fiscal quarter of 2015, we recorded a $2.5 impairment of brand names and a $5.6 impairment of customer-related intangibles associated with the sale of our industrial business. For further information on the sale of the industrial business, see Note 3 of Notes to Consolidated Financial Statements.

Venezuela Deconsolidation
Venezuelan exchange control regulations have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, resulting in a lack of control over our Venezuelan subsidiaries for accounting purposes. As we expect this condition to continue for the foreseeable future, we deconsolidated our Venezuelan subsidiaries on March 31, 2015 and began accounting for the investment in our Venezuelan operations using the cost method of accounting. As a result of deconsolidating our Venezuelan subsidiaries, we recorded a charge of $144.5 during fiscal 2015, of which $79.3 was included within continuing operations and had no accompanying tax benefit. This charge included the write-off of our investment in our Venezuelan subsidiaries, foreign currency translation losses of $18.5 previously recorded in Accumulated other comprehensive loss and the write-off of $18.5 of intercompany receivables. Since March 31, 2015, our financial results have not included the operating results of our Venezuelan operations.

Restructuring Projects
In November 2012, our Board of Directors (the "Board") authorized an enterprise-wide restructuring plan and delegated authority to management to determine the final actions with respect to this plan (the "Restructuring"). The Restructuring originally included several initiatives focused on reducing costs in general and administrative functions as well as reducing manufacturing and operating costs associated with our discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs.
During fiscal 2016, we incurred $38.8 of charges related to the Restructuring, which includes $1.8 associated with non-core inventory obsolescence charges included within Cost of products sold, and estimate our incremental additional gross savings during fiscal 2016 under the Restructuring to be $15.0. Project-to-date restructuring costs total $139.8. We expect full year costs of $15.0 to $20.0 in fiscal 2017. Project-to-date savings total approximately $128.0. We continue to expect incremental savings of approximately $45.0 to $50.0 in fiscal 2017 and 2018, combined.
We incurred $28.3 in Spin restructuring charges during fiscal 2015. We do not expect to incur additional Spin-related restructuring charges in the future.
For further information on our restructuring projects, see Note 5 of Notes to Consolidated Financial Statements.

Sale of Industrial Business
In May 2015, the Board authorized the strategic decision to exit our industrial business, which was part of our All Other segment, due to a shift of management focus to other segment products. We finalized the sale of the business in September 2015. The sale impacted operations in Verona, Virginia; Obregon, Mexico; and the United Kingdom (the "U.K."). During fiscal 2015, we incurred $21.9 of pre-tax non-cash asset impairment charges and a $10.8 pre-tax loss on sale of assets related to the sale of the industrial business. For further information, see Note 3 of Notes to Consolidated Financial Statements.

Subsequent Event
On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited, a men's grooming and skincare products company based in the U.K. for £28.1, or approximately $34, net of cash acquired. The acquisition creates opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash.

Executive Summary
Following is a summary of key results for fiscal 2016. Net earnings (loss) and diluted earnings (loss) per share ("EPS") for the time periods presented were impacted by restructuring charges, costs related to the Separation and certain other adjustments as described in the table below. The impact of these items on reported net earnings (loss) and EPS are provided below as a reconciliation of net earnings (loss) and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

Fiscal 2016

•
Net sales of $2,362.0 decreased 2.4% from fiscal 2015 , inclusive of a 1.1% decrease due to currency movements, a 1.7% decline due to the impact of the sale of our industrial business ("Industrial") and a 1.0% decrease from the impact of the deconsolidation of our Venezuelan subsidiaries ("Venezuela"). Excluding the impact of currency movements, Industrial and Venezuela, organic net sales increased 1.4% for fiscal 2016 as compared to the prior year period, including an estimated $34.0 negative impact from international go-to-market changes. The increase in organic net sales was driven primarily by growth in Wet Shave and Sun and Skin Care.

•
Net earnings from continuing operations for fiscal 2016 were $178.7, as compared to a loss in the prior year of $296.1. On an adjusted basis, as illustrated in the table below, net earnings from continuing operations for fiscal 2016 increased 21.7% to $213.3. The improvement in adjusted net earnings from continuing operations for fiscal 2016 is primarily due to lower SG&A, Advertising and sales promotion expense ("A&P") investments and interest expense, partially offset by lower sales driven by go-to-market changes, impacts from currency movements in the current year and the impacts of Venezuela in the prior year.

•
Net earnings per diluted share from continuing operations during fiscal 2016 were $2.99 compared to net loss per diluted share of $4.78 in the prior year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share from continuing operations during fiscal 2016 were $3.57 compared to $2.80 in the prior year.

	Fiscal Year
	Net Earnings (Loss)			Diluted EPS
	2016	2015	2014	2016	2015	2014
Net Earnings (Loss) from Continuing Operations and Diluted EPS - GAAP	$178.7	$(296.1)	$117.7	$2.99	$(4.78)	$1.88

Impairment charge	6.5	318.2	—	0.11	5.13	—
Venezuela deconsolidation charge	—	79.3	—	—	1.27	—
Spin costs (1)	12.0	142.0	24.4	0.20	2.29	0.39
Spin restructuring charges	—	28.3	—	—	0.44	—
Restructuring and related costs (2)	38.8	27.0	53.5	0.65	0.43	0.86
Industrial sale charges	0.2	32.7	—	—	0.52	—
Feminine care brands acquisition and integration costs	—	—	9.5	—	—	0.15
Acquisition inventory valuation	—	—	8.0	—	—	0.13
Net pension and postretirement benefit gains	—	—	(1.1)	—	—	(0.02)
Cost of early debt retirements	—	59.6	—	—	0.96	—
Other realignment and integration	—	—	1.0	—	—	0.02
Income taxes	(22.9)	(215.8)	(40.5)	(0.38)	(3.49)	(0.65)
Impact of basic/dilutive shares (3)	—	—	—	—	0.03	—
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$213.3	$175.2	$172.5	$3.57	$2.80	$2.76

Weighted-average shares outstanding - Diluted				59.7	62.0	62.6

(1)	Includes pre-tax SG&A of $11.8, $137.8 and $24.4 for fiscal 2016, 2015 and 2014, respectively, and pre-tax Cost of products sold of $0.2 and $4.2 for fiscal 2016 and 2015, respectively.

(2)
Includes pre-tax SG&A of $0.3 and $4.3 associated with certain information technology and related activities for fiscal 2015 and 2014, respectively. Also includes Cost of products sold of $1.8 for fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring, and positive adjustments of $0.7 for fiscal 2014.

(3)
All EPS impacts are calculated using diluted weighted-average shares outstanding. For fiscal 2015, this reflects the impact of 0.5 dilutive restricted stock equivalent ("RSE") awards which were excluded from the GAAP EPS calculation due to the reported net loss.

Operating Results
The following table presents changes in net sales for fiscal 2016 and 2015, as compared to the corresponding prior year period, and also provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Net sales - prior year	$2,421.2		$2,612.2
Organic	34.9	1.4%	(66.6)	(2.5)%
Impact of Venezuela	(24.0)	(1.0)%	(4.7)	(0.2)%
Impact of currency	(28.2)	(1.1)%	(137.3)	(5.3)%
Impact of Industrial and acquisitions	(41.9)	(1.7)%	17.6	0.7%
Net sales - current year	$2,362.0	(2.4)%	$2,421.2	(7.3)%

For fiscal 2016, net sales decreased 2.4% on a reported basis. Excluding the impact of currency movements, Industrial and Venezuela, organic net sales increased 1.4% versus the prior year period. North America organic net sales increased $25.0, or 1.7%, and International organic net sales increased $9.9, or 1.1%, primarily due to increases in Wet Shave and Sun and Skin Care. Excluding the estimated go-to-markets impacts of $34.0, underlying net sales increased by 2.8%.
For fiscal 2015, net sales decreased $191.0, or 7.3%, on a reported basis. Excluding the impact of currency movements, Venezuela, Industrial and the feminine care brands acquisition, organic sales decreased 2.5% compared to the prior year due to a 3.7% decline in North America driven by increased spending behind sales promotions and a 0.4% decline in International driven by fourth quarter go-to-market changes and other transition issues related to the Separation.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $1,159.9 in fiscal 2016, as compared to $1,183.8 in fiscal 2015. The decrease in gross profit was due primarily to lower net sales and higher product costs, including the impact of Venezuela and Industrial, which were partially offset by favorable price mix.
Gross margin as a percent of net sales for fiscal 2016 was 49.1%, up 20 basis points as compared to fiscal 2015, including a ten basis point benefit from the impact of foreign currency.
Gross profit was $1,183.8 in fiscal 2015, as compared to $1,289.9 in fiscal 2014. The decrease in gross profit in fiscal 2015 was due primarily to foreign currency movements and lower net sales, which more than offset lower product costs, due in part to the Restructuring project.
Gross margin as a percent of net sales for fiscal 2015 was 48.9%, down 50 basis points as compared to fiscal 2014. The gross margin percentage was negatively impacted 100 basis points due to foreign currency movements. Excluding the impact of currency, gross profit as a percent of net sales increased 50 basis points due to lower product costs and favorable mix, partially offset by go-to-market impacts.

Selling, General and Administrative Expense
SG&A was $412.7 in fiscal 2016, or 17.5% of net sales, as compared to $571.6 in the prior year period, or 23.6% of net sales. Included in SG&A in fiscal 2016 and 2015 were approximately $11.8 and $137.8 of pre-tax Spin costs, respectively. Excluding Spin costs, SG&A was $400.9 in the current year period, or 17.0% of net sales, as compared to $433.8 in fiscal 2015, or 17.9% of net sales. In addition, SG&A in the first nine months of fiscal 2015 included certain costs associated with supporting the Household Products business, which were not reported in discontinued operations.
SG&A in fiscal 2015 was $571.6, or 23.6% of net sales, an increase from $534.7, or 20.5% of net sales, in fiscal 2014. Included in SG&A in fiscal 2015 and 2014 were approximately $137.8 and $24.4 of pre-tax Spin costs, respectively. Excluding Spin costs, SG&A was $433.8, or 17.9% of net sales, in fiscal 2015 and $510.3, or 19.5% of net sales, for fiscal 2014. The improvement in SG&A over the prior year period was driven in part by savings related to the Restructuring. Both periods included costs associated with supporting the Household Products business, which were not reported in discontinued operations.

Advertising and Sales Promotion Expense
For fiscal 2016, A&P was $336.7, down $30.4 as compared to fiscal 2015. A&P spending as a percent of net sales was 14.3% for fiscal 2016, compared with 15.2% and 14.2% in fiscal 2015 and 2014, respectively. Adjusting for the impact of currency, Venezuela and Industrial, A&P spending for fiscal 2016 decreased by $26.6 compared to the prior year, driven by lower spending in Wet Shave, Sun and Skin Care and Feminine Care. Investments during fiscal 2016 were aligned with our planned spending. The lower level of fiscal 2015 spending in absolute dollars, as compared to fiscal 2014, was driven by currency movements. Adjusting for the impact of currency, operational A&P spending in fiscal 2015 was higher by $13.4, as compared to fiscal 2014, primarily due to increased overall strategic brand support initiative spending.

Research and Development Expense
Research and development expense ("R&D") was relatively consistent over the three-year period with spending at $71.9 in fiscal 2016, $71.0 in fiscal 2015 and $69.5 in fiscal 2014. As a percent of sales, R&D was approximately 3.0% in fiscal 2016, 2.9% in fiscal 2015 and 2.7% in fiscal 2014.

Interest and Other Expense (Income), Net
Interest expense associated with debt for fiscal 2016 was $71.8, a decrease of $28.0 as compared to fiscal 2015. Interest expense associated with debt for fiscal 2015 decreased $19.2 as compared to fiscal 2014. The decreases were due to lower average debt outstanding and a lower average borrowing rate as a result of refinancing efforts associated with the Separation.
Other expense (income), net was expense of $3.2 in fiscal 2016, income of $11.8 in fiscal 2015 and expense of $0.8 in fiscal 2014. All periods primarily reflected the net impact of foreign currency hedging contract gains and losses, with the increase in expense for fiscal 2016 negatively impacted by fluctuations in the Japanese Yen and Euro, and revaluation losses on nonfunctional currency balance sheet exposures.

Income Tax Provision (Benefit)
Income taxes, which include federal, state and foreign taxes, were 18.7%, 35.4% and 19.3% of earnings (loss) from continuing operations before income taxes in fiscal 2016, 2015 and 2014, respectively.
The effective income tax rate for fiscal 2016 for continuing operations was 18.7% as compared to 35.4% in the prior year. The effective tax rate for fiscal 2016 includes a favorable mix of earnings in lower tax rate jurisdictions and a positive adjustment to prior year tax accruals, as well as favorable impact of Separation and restructuring charges in higher tax rate jurisdictions. The adjusted effective tax rate for fiscal 2016 was 23.1% compared to 23.2% in the prior year, which excludes the impact of Separation and restructuring charges, as well as intangible impairment charges and cost of early debt retirements.
The effective income tax rate for fiscal 2015 for continuing operations was 35.4% as compared to 19.3% in fiscal 2014. The tax rate for 2015 reflects a tax benefit on a net loss primarily due to increased expenses in higher tax rate jurisdictions, including Separation related expenses and the intangible asset impairment charge, offset in part by the Venezuela deconsolidation charge, which had no accompanying tax benefit. The fiscal 2015 adjusted effective tax rate for continuing operations was 23.2% as compared to 28.4% in the prior year. The decrease was due to a higher mix of earnings in lower tax rate jurisdictions compared to the prior year.

The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Fiscal Year 2016
	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings from continuing operations before income taxes	$219.9	$57.5	$277.4
Income tax provision	41.2	22.9	64.1
Earnings from continuing operations	$178.7	$34.6	$213.3

Effective tax rate	18.7%
Adjusted effective tax rate			23.1%

	Fiscal Year 2015
	Reported	Adjustments (1)	Adjusted (Non-GAAP)
(Loss) earnings from continuing operations before income taxes	$(458.7)	$687.1	$228.4
Income tax (benefit) provision	(162.6)	215.8	53.2
(Loss) earnings from continuing operations	$(296.1)	$471.3	$175.2

Effective tax rate	35.4%
Adjusted effective tax rate			23.2%

	Fiscal Year 2014
	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings from continuing operations before income taxes	$145.8	$95.3	$241.1
Income tax provision	28.1	40.5	68.6
Earnings from continuing operations	$117.7	$54.8	$172.5

Effective tax rate	19.3%
Adjusted effective tax rate			28.4%

(1)
Includes adjustments for the Venezuela deconsolidation charge, spin costs, restructuring charges, Industrial sale charges, Cost of early debt retirements, impairment charges, acquisition- and integration-related charges, net pension and postretirement benefit gains and the associated tax impact of these charges, as well as adjustments to prior years' tax accruals. See reconciliation of net earnings to adjusted net earnings.

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

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, the Venezuela deconsolidation charge, Industrial sale charges, Cost of early debt retirements, acquisition or integration, and the amortization and impairment of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions, and in most cases a combined sales force and management teams. We apply a fully allocated cost basis, in which shared business functions are allocated between the segments on a percentage of net sales basis. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.

The following tables present changes in segment net sales and segment profit for fiscal 2016 and 2015, as compared to the corresponding prior year periods, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings (loss) from continuing operations before income taxes, see Note 17 of Notes to Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Net sales - prior year	$1,441.3		$1,585.8
Organic	25.5	1.8%	(24.6)	(1.5)%
Impact of Venezuela	(24.0)	(1.7)%	(4.7)	(0.3)%
Impact of currency	(17.0)	(1.2)%	(115.2)	(7.3)%
Net sales - current year	$1,425.8	(1.1)%	$1,441.3	(9.1)%

Wet Shave net sales for fiscal 2016 decreased 1.1%, inclusive of a 1.2% decline due to currency movements and a 1.7% decline due to the impact of Venezuela. Excluding the impact of currency movements and Venezuela, organic net sales increased $25.5, or 1.8%, including an estimated $29.0 negative impact from international go-to-market changes. Excluding the impact of international go-to-market changes, underlying net sales grew by 3.7%. The improvement in organic net sales was primarily driven by favorable price mix due to lower coupons and promotional activity, International price increases and Hydro volume increases due to a new product launch.
Wet Shave net sales for fiscal 2015 decreased 9.1%, inclusive of a 7.3% decline due to currency movements and a 0.3% decline due to the impact of Venezuela. Excluding the impact of currency movements and Venezuela, organic net sales declined $24.6, or 1.5%, due to increased trade spending levels, lower sales of legacy branded Men's and Women's systems and shave preparations, partly due to go-to-market changes and transitional impacts in international markets. These declines were offset in part by continued volume growth and higher pricing on Hydro Men's systems, volume growth on the new Hydro Silk Trimstyle razor for women and growth on Xtreme3 and Quattro disposable razors, as well as growth across non-branded products.

Segment Profit - Wet Shave
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Segment profit - prior year	$308.7		$388.2
Organic	(7.9)	(2.6)%	(35.7)	(9.2)%
Impact of Venezuela	(9.4)	(3.0)%	1.6	0.4%
Impact of currency	(1.2)	(0.4)%	(45.4)	(11.7)%
Segment profit - current year	$290.2	(6.0)%	$308.7	(20.5)%

Wet Shave segment profit for fiscal 2016 was $290.2, down $18.5 or 6.0%, inclusive of the impact of currency movements and Venezuela. Excluding the impact of currency movements and Venezuela, organic segment profit decreased $7.9, or 2.6%, primarily due to lower volumes and increased SG&A, partially offset by favorable price mix and decreased A&P spend.
Wet Shave segment profit for fiscal 2015 was $308.7, down $79.5 or 20.5%, inclusive of the impact of currency movements and Venezuela. Excluding the impact of currency movements and Venezuela, organic segment profit decreased $35.7, or 9.2%, due primarily to lower net sales and increased A&P, partly offset by favorable product costs.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Net sales - prior year	$403.6		$424.5
Organic	18.6	4.6%	(6.7)	(1.6)%
Impact of currency	(7.3)	(1.8)%	(14.2)	(3.3)%
Net sales - current year	$414.9	2.8%	$403.6	(4.9)%

Sun and Skin Care net sales for fiscal 2016 increased 2.8%, inclusive of a 1.8% decline due to currency movements. Excluding the impact of currency movements, organic segment net sales increased $18.6, or 4.6%, including an estimated $3.0 negative impact from international go-to-market changes. The increase in organic net sales was primarily driven by higher North America volumes on favorable category growth due to weather trends. Sales growth of sun care products were partially offset by declines in skin care due to lower sales of gloves and Wet Ones.
Sun and Skin Care net sales for fiscal 2015 decreased 4.9%, inclusive of a 3.3% decline due to currency movements. Excluding the currency movements, organic segment sales decreased $6.7, or 1.6%, primarily due to lower Sun and Skin Care sales in North America due to increased sales promotions and in Latin America due in part to go-to-market and transition impacts, partially offset by increased sun care sales in Asia and Europe.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Segment profit - prior year	$71.5		$73.9
Organic	20.9	29.2%	0.8	1.1%
Impact of currency	(2.9)	(4.0)%	(3.2)	(4.3)%
Segment profit - current year	$89.5	25.2%	$71.5	(3.2)%

Sun and Skin Care segment profit for fiscal 2016 was $89.5, an increase of $18.0 or 25.2%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $20.9, or 29.2%, driven by the increase in organic segment net sales and decreased investment in A&P.
Sun and Skin Care segment profit for fiscal 2015 was $71.5, a decrease of $2.4, or 3.2%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $0.8, or 1.1%, due to lower product and SG&A costs, which more than offset lower sales and increased A&P spending on sun care.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Net sales - prior year	$398.2		$404.5
Organic	(7.1)	(1.8)%	(23.4)	(5.8)%
Impact of currency	(2.2)	(0.5)%	(4.3)	(1.1)%
Impact of acquisitions	—	—%	21.4	5.3%
Net sales - current year	$388.9	(2.3)%	$398.2	(1.6)%

Feminine Care net sales for fiscal 2016 decreased 2.3%, inclusive of a 0.5% decline due to currency movements. Excluding the impact of currency movements, organic segment net sales decreased $7.1, or 1.8%, including an estimated $2.0 negative impact from international go-to-market changes. Excluding the impact of international go-to-market changes, underlying net sales decreased 1.3%, driven by declines in pads, partially offset by increases in tampons and liners.
Feminine Care net sales for fiscal 2015 decreased 1.6%, inclusive of a 1.1% decline due to currency movements and a 5.3% increase due to the incremental impact from the feminine care brands acquisition of Stayfree pads, Carefree liners and o.b. tampons in October 2013. Excluding the impact of currency movements and the incremental impact of the acquisition, organic segment net sales decreased $23.4, or 5.8%, due to volume declines in certain legacy products, Separation related go-to-market impacts in Asia and increased sales promotions. These volume declines were offset, in part, by volume growth from new products launched in early fiscal 2015.

Segment Profit - Feminine Care
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Segment profit - prior year	$48.7		$51.1
Organic	(7.9)	(16.2)%	(0.6)	(1.2)%
Impact of currency	(1.7)	(3.5)%	(6.3)	(12.3)%
Impact of acquisitions	—	—%	4.5	8.8%
Segment profit - current year	$39.1	(19.7)%	$48.7	(4.7)%

Feminine Care segment profit for fiscal 2016 was $39.1, a decrease of $9.6, or 19.7%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $7.9, or 16.2%, primarily due to lower net sales, start-up costs related to the production consolidation into the U.S. plant and higher SG&A, offset by decreased investment in A&P.
Feminine Care segment profit for fiscal 2015 was $48.7, down $2.4 or 4.7%, inclusive of the impact of currency movements and the incremental impact of the feminine care brands acquisition. Excluding the impact of currency movements and the impact of acquisitions, organic segment profit decreased $0.6, or 1.2%, due to lower net sales, offset in part by lower product costs and SG&A spending.

All Other

Net Sales - All Other
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Net sales - prior year	$178.1		$197.4
Organic	(2.1)	(1.2)%	(11.9)	(6.1)%
Impact of currency	(1.7)	(1.0)%	(3.6)	(1.8)%
Impact of Industrial	(41.9)	(23.5)%	—	—%
Impact of acquisitions	—	—%	(3.8)	(1.9)%
Net sales - current year	$132.4	(25.7)%	$178.1	(9.8)%

All Other net sales for fiscal 2016 decreased 25.7%, inclusive of a 1.0% decline due to the impact of currency movements and a 23.5% decline due to the negative impact of Industrial. Excluding the impact of currency movements and Industrial, organic net sales decreased $2.1, or 1.2%, primarily due to lower volume on Playtex bottles and cups as a result of ongoing competitive pressure, offset in part by increased sales on Diaper Genie.
All Other net sales for fiscal 2015 decreased 9.8%, inclusive of a 1.8% decline due to the impact of currency movements and 1.9% due to the negative impact of Industrial. Excluding the impact of currency movements and Industrial, organic segment net sales decreased $11.9, or 6.1%, primarily due to lower volume on Playtex bottles and cups as a result of ongoing competitive pressure, offset in part by increased sales on Diaper Genie and Litter Genie.

Segment Profit - All Other
For the Years Ended September 30,
	2016	%Chg	2015	%Chg
Segment profit - prior year	$24.6		$17.4
Organic	7.2	29.3%	7.0	40.3%
Impact of currency	(1.2)	(5.0)%	0.2	1.1%
Impact of Industrial	(2.2)	(8.9)%	—	—%
Segment profit - current year	$28.4	15.4%	$24.6	41.4%

All Other segment profit for fiscal 2016 was $28.4, an increase of $3.8 or 15.4%, inclusive of the impact of currency movements and the negative impact of Industrial. Excluding the impact of currency movements and Industrial, segment profit increased $7.2, or 29.3%, as lower sales were more than offset by favorable product costs and lower spending.
All Other segment profit for fiscal 2015 was $24.6, an increase of $7.2 or 41.4%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $7.0, or 40.3%, due to lower A&P spending and improved cost mix that more than offset lower sales.

General Corporate and Other Expenses

	Fiscal Year
	2016	2015	2014

Corporate expenses	$80.4	$122.0	$152.8
Impairment charge	6.5	318.2	—
Venezuela deconsolidation charge	—	79.3	—
Spin costs (1)	12.0	142.0	24.4
Spin restructuring charges	—	28.3	—
Restructuring and related costs (2)	38.8	27.0	53.5
Industrial sale charges	0.2	32.7	—
Acquisition and integration costs	—	—	9.5
Acquisition inventory valuation	—	—	8.0
Net pension and postretirement gains	—	—	(1.1)
General corporate and other expenses	$137.9	$749.5	$247.1
% of net sales	5.8%	31.0%	9.5%

(1)	Includes pre-tax SG&A of $11.8, $137.8 and $24.4 for fiscal 2016, 2015 and 2014, respectively, and pre-tax Cost of products sold of $0.2 and $4.2 for fiscal 2016 and 2015, respectively.

(2)
Includes pre-tax SG&A of $0.3 and $4.3 for fiscal 2015 and 2014, respectively, associated with certain information technology and related activities. Also includes pre-tax Cost of products sold of $1.8 for fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring and positive pre-tax Cost of products sold of $0.7 for fiscal 2014, associated with our restructuring.

General Corporate and Other Expenses (pre-tax)
For fiscal 2016, general corporate expenses were $80.4, a decrease of $41.6 as compared to fiscal 2015, which decreased $30.8 as compared to fiscal 2014. The decreases in each period were due primarily to the Separation. We estimate that fiscal 2015 and 2014 included approximately $47.5 and $63.5, respectively, of general corporate expenses to support the Household Products business that were not reported in discontinued operations. For fiscal 2015 and 2014, we estimated this impact by allocating a portion of general corporate expenses to the Household Products business based on net sales.

Liquidity and Capital Resources
At September 30, 2016, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. Our intention is to reinvest earnings of our foreign subsidiaries indefinitely as the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,844.5 at September 30, 2016, including $731.3 tied to variable interest rates. Our total borrowings at September 30, 2015 were $1,716.1.
As of September 30, 2016, we had outstanding borrowings of $265.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.2 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at September 30, 2016, $376.8 remains available under the Revolving Facility. As of September 30, 2016, we had outstanding borrowings of €250.8 (approximately $281.8) under our revolving credit facility in the Netherlands (the "Netherlands Credit Facility"). No additional borrowing was available under the Netherlands Credit facility, which was scheduled to mature in June 2017. On October 20, 2016, we terminated our commitments under the Netherlands Credit Facility and repaid all outstanding loans and other obligations in full, in the amount of €251.3 (approximately $277). As of September 30, 2016, we had $184.5 outstanding under a term loan, as discussed below.

At September 30, 2015, we had outstanding borrowings of $335.0 under the Revolving Facility and €241.5 (approximately $269.9) under the Netherlands Credit Facility.
We had outstanding international borrowings, recorded within Notes payable, of $18.5 and $17.5 as of September 30, 2016 and September 30, 2015, respectively.
In fiscal 2017, we expect our total capital expenditures to be in the range of $65.0 to $75.0. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2016, we contributed $109.7 to our pension plans. We evaluated the discretionary funding of certain international defined benefit plans and contributed approximately $100.5 to one of our plans during the second quarter of fiscal 2016. The minimum required contribution to our pension plans in fiscal 2017 is $7.3; however, discretionary contributions may be made.

Amendment to Credit Agreement
On April 26, 2016, we, along with our wholly-owned subsidiary, Edgewell Personal Care Brands, LLC, ("Brands"), and certain other of our subsidiaries entered into Amendment No. 2 to the Credit Agreement (the "Amendment"), amending the Credit Agreement dated June 1, 2015, as amended (the "Credit Agreement"), by and among us, Brands, JPMorgan Chase Bank, N.A., as administrative agent, and the various lenders who are a party thereto.
The Amendment provides for an increase of $50.0 (from $600.0 to $650.0) in the revolving loans available to us and Brands under the Revolving Facility, pursuant to the Credit Agreement, and the availability of a $185.0 term loan to Brands pursuant to the Credit Agreement. On April 26, 2016, Brands borrowed $185.0 in a term loan under the Credit Agreement. The term loan matures on the third anniversary of the date of the Amendment, and bears interest at an annual rate equal to LIBOR plus the applicable margin of 1.075% - 1.575% based on total leverage, or the Alternate Base Rate plus the applicable margin, which will be 1.0% lower than for LIBOR loans (as such terms are defined in the Credit Agreement). The proceeds of the term loan borrowing were used to pay down existing indebtedness.

Debt Covenants
The credit agreements governing our outstanding debt at September 30, 2016 contain certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of our credit agreements, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. In addition, under the credit agreements, the ratio of our current year earnings before interest and taxes ("EBIT"), as defined in the agreements, to total interest expense must exceed 3.0 to 1. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be "added-back" in determining EBITDA for purposes of the indebtedness ratio. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the Netherlands Credit Facility (which was repaid in October 2016). EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not "added-back." Total interest expense is calculated in accordance with GAAP. If we fail to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross defaults on our other borrowings.
As of September 30, 2016 we were in compliance, in all material respects, with the provisions and covenants associated with these debt agreements.

Cash Flows
Our cash flow statements in prior periods were not required to be adjusted for discontinued operations. Accordingly, fiscal 2015 included nine months of activity for the Household Products business and fiscal 2014 included 12 months of activity for the Household Products business. A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2016	2015	2014
Net cash from (used by):
Operating activities	$176.4	$148.8	$572.0
Investing activities	(69.5)	(174.8)	(263.4)
Financing activities	(83.0)	(327.2)	(147.7)
Effect of exchange rate changes on cash	2.9	(63.7)	(30.2)
Net increase (decrease) in cash and cash equivalents	$26.8	$(416.9)	$130.7

Operating Activities
Cash flow from operating activities was $176.4 in fiscal 2016, as compared to $148.8 in fiscal 2015. The improvement in cash flow from operating activities is primarily due to improvements in cash earnings as a result of the significant decrease in Separation-related expenditures in fiscal 2016 as compared to fiscal 2015. Improvements in cash earnings were partially offset by the discretionary funding of certain international defined benefit plans of $100.5 during fiscal 2016 and by working capital changes which reduced cash flow by $18.5.
Cash flow from operating activities was $148.8 in fiscal 2015, as compared to $572.0 in fiscal 2014. The primary drivers of the decline in cash flow from operating activities in fiscal 2015 were related to the Separation, as we incurred higher cash expenditures related to the Separation and related debt restructuring during fiscal 2015 as compared to fiscal 2014. In addition, fiscal 2015 had three quarters of cash flows attributable to the Household Products business, as compared to four quarters in fiscal 2014. Cash flows related to changes in working capital declined by $27.9 from fiscal 2014 to fiscal 2015.

Investing Activities
Cash flow used by investing activities was $69.5 in fiscal 2016 as compared to $174.8 in the prior year. The decrease was primarily due to the deconsolidation of our Venezuelan subsidiaries and a prior year acquisition for our discontinued operations, partially offset by prior year proceeds from the sale of assets. Capital expenditures were $69.5 during fiscal 2016 and $99.4 during the prior year. Excluding capital expenditures related to the Household Products business, capital expenditures during fiscal 2015 were $63.7. The $5.8 increase in the current period primarily related to streamlining of certain operating facilities within the Feminine Care Segment.
Cash flow used by investing activities was $174.8 in fiscal 2015 as compared to $263.4 in fiscal 2014. The primary decrease in cash used by investing activities was related to the feminine care brands acquisition during fiscal 2014, compared to a much smaller acquisition in fiscal 2015 related to our discontinued operations. Fiscal 2015 also included $93.8 related to the deconsolidation of our Venezuelan operations. Capital expenditures were $99.4 in fiscal 2015, as compared to $85.3 in fiscal 2014. Capital expenditures increased in fiscal 2015 largely due to investments in our operating facilities related to the Restructuring project, as well as increased investments in information technology systems to support the Separation.
Capital expenditures of $65.0 to $75.0 are anticipated in fiscal 2017, primarily related to our manufacturing facilities, new products and information technology system enhancements, and are expected to be funded by cash flow from our operations. See Note 17 of Notes to Consolidated Financial Statements for capital expenditures by segment.

Financing Activities
Net cash used by financing activities was $83.0 in fiscal 2016 as compared to $327.2 in fiscal 2015. This change was driven by $499.7 of cash transferred to New Energizer upon Separation during fiscal 2015 and prior year cash dividends of $93.2, partially offset by a decrease in net borrowings of $337.4 and a $21.4 increase in repurchases of common shares during fiscal 2016.

Cash flow from financing activities in fiscal 2015 was impacted by various debt transactions related to the Separation. Net cash flow used by financing activities in fiscal 2015 was $327.2 as compared to $147.7 in fiscal 2014. The $179.5 increase in cash outflow was driven by $499.7 of cash transferred to New Energizer upon Separation and an $80.8 increase in repurchases of common shares during fiscal 2015, partially offset by a $397.5 net increase in borrowings and a $30.7 decrease in cash dividends paid.

Dividends
We did not declare or pay any cash dividends during fiscal 2016, and we do not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and our financial condition, and will be declared at the sole discretion of the Board. See "We do not expect to pay dividends for the foreseeable future" in Item 1A. Risk Factors.

Share Repurchases
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization. During fiscal 2016, we repurchased 2.5 shares of our common stock for $196.6, all of which were purchased under this authorization. We have 5.5 shares remaining under the Board authorization to repurchase our common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors. See "There can be no guarantee that we will repurchase stock" in Item 1A. Risk Factors.
During fiscal 2016, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Inflation
Management recognizes that inflationary pressures may have an adverse effect on us through higher material, labor and transportation costs, asset replacement costs and related depreciation, and healthcare and other costs. In general, we have been able to offset or minimize inflation effects through a variety of methods including pricing actions, cost reductions and productivity improvements. We can provide no assurance that such mitigation will be available in the future.

Seasonality
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal. This has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Within our Wet Shave segment, sales of women's products are moderately seasonal, with increased consumer demand in the spring and summer months. See "Our business is subject to seasonal volatility" in Item 1A. Risk Factors.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit". As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound as compared to the U.S. dollar and other foreign currencies. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Our current hedging strategy includes hedging a portion of our exposure to the British Pound, thereby reducing our currency risk. We do not currently expect changes to this hedging strategy. A weaker British Pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. For fiscal 2016, net sales of our U.K. operations were 3.4% of our consolidated net sales. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. See "Our financial results could be adversely impacted by the United Kingdom's departure from the European Union" in Item 1A. Risk Factors.

Commitments and Contingencies
Contractual Obligations
A summary of our significant contractual obligations at September 30, 2016 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$1,831.8	$281.8	$185.0	$865.0	$500.0
Interest on long-term debt	318.2	67.4	120.0	107.1	23.7
Notes payable	18.5	18.5	—	—	—
Minimum pension funding (1)	43.3	7.3	23.9	12.1	—
Operating leases	35.9	11.6	14.4	7.5	2.4
Purchase obligations and other (2) (3)	122.2	69.4	28.8	11.2	12.8
Total	$2,369.9	$456.0	$372.1	$1,002.9	$538.9

(1)
Globally, our total pension contributions in the next twelve months are estimated to be approximately $7.3. U.S. pension plans constitute over 70% of the total benefit obligations and plan assets for our pension plans. The estimates beyond fiscal 2017 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal 2021 are not currently determinable.

(2)	Included in the table above are approximately $43.8 of fixed costs related to third-party logistics contracts.

(3)
Included in the table above are approximately $26.1 of deferred compensation payments to retirees and approximately $17.7 of severance and related benefit costs associated with staffing reductions that have been identified to date related to restructuring.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms and are non-routine in nature. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2016, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these arrangements have been excluded from the table above.

Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Accrued environmental costs at September 30, 2016 were $14.0, of which $7.0 is expected to be spent in fiscal 2017. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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

Critical Accounting Policies
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Specific areas, among others, requiring the application of management's estimates and judgment include assumptions pertaining to accruals for consumer and trade-promotion programs, pension and postretirement benefit costs, share-based compensation, future cash flows associated with impairment testing of goodwill and other long-lived assets, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, we evaluate our estimates, but actual results could differ materially from those estimates.
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

Revenue Recognition
We derive revenues from the sale of our products. Revenue is recognized when title, ownership and risk of loss pass to the customer. When discounts are offered to customers for early payment, an estimate of the discounts is recorded as a reduction of net sales in the same period as the sale. Standard sales terms are final and, except for seasonal sun care returns which are discussed in detail in the next paragraph, returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return exists for a particular sale.

Under certain circumstances, we allow customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the title, ownership and risk of loss pass to the customer. The terms of these sales vary, but in all instances the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; title to the product has transferred; there is an obligation to pay at a specified date without any additional conditions or actions required by us; and collection is reasonably assured. Simultaneous with the sale, we reduce sales and cost of sales, and reserve amounts on the Consolidated Balance Sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the sun care product purchased during the season under the required terms. We generally receive returns of U.S. sun care products from September through January following the summer sun care season. We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors, including expiration dates, and inventory positions at key retailers as the sun care season progresses. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2016 sun care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $2.9 and our reported operating income by $2.7. At September 30, 2016 and 2015, our reserve on the Consolidated Balance Sheet for returns was $49.9 and $50.3, respectively.
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

Pension Plans and Other Postretirement Benefits
The determination of our obligation and expense for pension and other postretirement benefits is dependent on certain assumptions developed by us and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, future salary increases, where applicable, and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension and other postretirement obligations. This has been evident in recent years, as market discount rates utilized to determine the actuarial valuation of plan liabilities have, collectively, moved significantly lower as compared to market interest rates prior to the most recent recession. This has resulted in higher actuarial pension liabilities over time and contributed to higher net periodic pension costs. In determining the discount rate, we use the yield on high-quality bonds that coincide with the cash flows of our plans' estimated payouts. For the U.S. plans, which represent our most significant obligations, we consider the Mercer yield curve in determining the discount rates.
In fiscal 2017, we intend to change the methodology used to estimate the service and interest components of net periodic benefit cost for our pension benefits, which will result in a decrease in the service and interest components in fiscal 2017. We believe that the spot discount rate approach, which applies the specific spot rates along the yield curved used in the determination of the benefit obligation to the relevant projected cash flows, is a more precise application of the yield curve spot rates used in the traditional single discount rate approach. This change in methodology will not affect the measurement of our total benefit obligations but is currently expected to lower our annual net periodic benefit cost by approximately $4 in fiscal 2017. If implemented as expected, this change will be accounted for as a change in accounting estimate and will be accounted for prospectively.

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2016, a one percentage point decrease or increase in expected asset returns would increase or decrease our pre-tax pension expense by approximately $4.5. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease leading to lower or higher, respectively, pension obligations. A one percentage point decrease in the discount rate would increase pension obligations by approximately $95.9 at September 30, 2016.
As allowed under GAAP, our U.S. qualified pension plan uses Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years, thereby reducing the short-term impact of market fluctuations.
We have historically provided defined benefit pension plans to our eligible employees, former employees and retirees including those associated with New Energizer. As part of the Separation, and in accordance with an employee matters agreement entered into with New Energizer, certain combined plans were split between Edgewell and New Energizer. Accordingly, we transferred to New Energizer pension obligations associated with their active, retired and other former employees for those impacted defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable ERISA (The Employee Retirement Income Security Act of 1974), Internal Revenue Service and other jurisdictional requirements. In June 2016, we transferred the remaining international pension obligation to New Energizer, which had been pending jurisdictional approval. In connection with this transfer, our pension liability decreased by approximately $11.6.
We fund our pension plans in compliance with ERISA or local funding requirements. We evaluated the discretionary funding of certain international defined benefit plans and contributed approximately $100.5 to one of these plans during the second quarter of fiscal 2016. Additionally, we remeasured the pension benefit obligation and unrecognized loss in Accumulated other comprehensive loss for the funded plan, using an updated discount rate of 2.40% as of January 31, 2016, increasing the liability and decreasing Accumulated other comprehensive loss by approximately $7.7.
Further detail on our pension and other postretirement benefit plans is included in Note 11 of Notes to Consolidated Financial Statements.

Share-Based Compensation
We grant RSE awards, which generally vest over two to four years. Historically, a portion of the RSE awards granted provide for the issuance of common stock to certain managerial staff and executive management if we achieve specified performance targets. The estimated fair value of each grant issued is estimated on the date of grant based on the current market price of the shares, as adjusted for the impact to the grant date fair value of the inclusion of a total shareholder return modifier for those performance awards containing such a provision. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management's assessment of the probability that performance goals will be achieved. If such goals are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level. If it is determined that the performance goals will be exceeded, additional compensation expense is recognized.
Non-qualified stock option awards ("share options") are granted at the market price on the grant date and generally vest ratably over three years. We calculate the fair value of total share-based compensation for share options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements, including the expected term, expected stock price volatility, risk-free interest rate and expected dividends. An additional assumption is made on the number of awards expected to forfeit prior to vesting. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, or there is a change in the number of awards expected to forfeit prior to vesting.

Valuation of Long-Lived Assets
We periodically evaluate our long-lived assets, including property, plant and equipment, goodwill and intangible assets, for potential impairment indicators. Judgments regarding the existence of impairment indicators, including lower than expected cash flows from acquired businesses, are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. We estimate fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital and discount rates, which would affect the impairment calculation. See the discussion on "Acquisitions, Goodwill and Intangible Assets" included later in this section for further information, including information on the non-cash impairment charges taken during fiscal 2016 and 2015.
In November 2012, the Board authorized an enterprise-wide restructuring plan. In January 2014, the Board authorized an expansion of the scope of the previously announced Restructuring project. We recorded accelerated depreciation of $3.9 and $4.6 for fiscal 2016 and 2015, respectively, related primarily to certain manufacturing assets including property, plant and equipment located at facilities to be closed or streamlined as part of our restructuring initiatives. See Note 5 of Notes to Consolidated Financial Statements for further details.
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
In May 2015, the Board authorized the strategic decision to exit our industrial business, which was part of our All Other segment, due to a shift of management focus to other segment products. During fiscal 2015, we incurred $21.9 of pre-tax non-cash asset impairment charges and a $10.8 pre-tax loss on sale of assets related to the sale of the business.

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

Acquisitions, Goodwill and Intangible Assets
We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results, as we recognize amortization expense on definite-lived intangible assets. We use a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other experts to assess the obligations associated with legal, environmental or other claims.
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
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually in the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The estimated fair value of each reporting unit (Wet Shave, Sun Care, Skin Care, Feminine Care, Infant Care and All Other) is estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered, and the weighting of each approach is based on circumstances specific to each reporting unit.
Determining the fair value of a reporting unit requires the use of significant judgments, estimates and assumptions. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized, and also on the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that actual future earnings or cash flows of the reporting units will not decline significantly from these projections. We will monitor any changes to these assumptions and will evaluate goodwill as deemed warranted during future periods.
The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon our strategic plan. The results of current year testing do not indicate that impairment exists, as of the testing date. The fair values of our Skin Care, Feminine Care and Infant Care reporting units are between 110% and 120% of the respective carrying values. The carrying value of goodwill associated with our Skin Care, Feminine Care and Infant Care reporting units is $54.6, $207.4 and $63.8, respectively.

During the fourth quarter of fiscal 2015, we completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across our segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, contributory asset charges and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and managements' expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. We estimated royalty rates based on operating profits of the brand.
In fiscal 2015, we determined that the carrying values of our Playtex, Wet Ones and Skintimate brand names were above the fair values, resulting in a non-cash asset impairment charge of $318.2. This non-cash asset impairment charge, which was shown as a separate line item, is attributable to our segments as follows: $29.6 Wet Shave; $55.8 Sun and Skin Care; $161.3 Feminine Care and $71.5 All Other. The impairment of the Playtex brand was primarily the result of slower adoption of new products and reductions in legacy product sales for certain feminine care products, as well as declines in certain international markets related to the Separation. In addition, the impairment of the Playtex brand was driven by our infant care products, where competitive pressures, delays in product launches and loss of licensing drove the sales decline. Both the Wet Ones and Skintimate impairments were primarily related to the introduction of competing products in the market, which resulted in share and margin declines.
During the fourth quarter of fiscal 2016, we completed our annual impairment testing and found the carrying value of our Skintimate brand name to be above the fair value, resulting in a non-cash asset impairment charge of $6.5. The fiscal 2016 impairment charge was caused by further market share erosion above previous estimates. Despite impairment charges over the past two fiscal years, we believe there is substantial value in the brand based upon the latest financial estimates. We determined that the Playtex and Wet Ones brand names were not further impairment during the fiscal 2016 testing; however, the fair value of both brand names continues to be relatively close to the carrying value due to the assets being written down to their fair value in fiscal 2015. These intangible assets, as well as the Skintimate brand name, will be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.

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

Derivatives Designated as Cash Flow Hedging Relationships
We enters into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax loss of $4.3 at September 30, 2016 and a pre-tax gain of $4.6 at September 30, 2015 on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2016 levels over the next twelve months, approximately $4.2 of the pre-tax loss included in Accumulated other comprehensive loss at September 30, 2016 is expected to be included in earnings in fiscal 2017. Contract maturities for these hedges extend into fiscal year 2018. There were 70 open foreign currency contracts at September 30, 2016 with a notional value of approximately $140.3.
For further information on our derivatives designated as cash flow hedging relationships, see Note 15 of Notes to Consolidated Financial Statements.

Derivatives Not Designated as Cash Flow Hedging Relationships
Our foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases and are revalued in the foreign subsidiary's local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary's local currency result in an exchange gain or loss recorded in Other expense (income), net. The primary currency to which our foreign subsidiaries are exposed is the U.S. dollar.
We enter into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge these balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure, thus they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in a loss of $10.1 for fiscal 2016 and a gain of $13.1 for fiscal 2015, and was recorded in Other expense (income), net. There were five open foreign currency derivative contracts which are not designated as cash flow hedges at September 30, 2016, with a notional amount of approximately $115.4.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 15 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of September 30, 2016, our outstanding debt included approximately $281.8 variable-rate debt on our revolving credit facility in the Netherlands, $265.0 variable-rate debt on our revolving credit facility in the U.S. and $184.5 variable-rate debt on our term loan. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $7.3.
The remaining outstanding debt as of September 30, 2016 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.
On October 20, 2016, we terminated our commitments under our revolving credit facility in the Netherlands and repaid all outstanding loans and other obligations in full, reducing our exposure to interest rate risk.

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

Management's Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles for external purposes. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's assessment, management has concluded that internal control over financial reporting as of September 30, 2016 was effective. The Company's internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Edgewell Personal Care Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Edgewell Personal Care Company and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred tax assets and liabilities in 2016.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 18, 2016

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Fiscal Year
	2016	2015	2014
Net sales	$2,362.0	$2,421.2	$2,612.2
Cost of products sold	1,202.1	1,237.4	1,322.3
Gross profit	1,159.9	1,183.8	1,289.9

Selling, general and administrative expense	412.7	571.6	534.7
Advertising and sales promotion expense	336.7	367.1	371.3
Research and development expense	71.9	71.0	69.5
Impairment charge	6.5	318.2	—
Venezuela deconsolidation charge	—	79.3	—
Spin restructuring charges	—	28.3	—
Restructuring charges	37.0	26.7	49.9
Industrial sale charges	0.2	32.7	—
Net pension and postretirement benefit gains	—	—	(1.1)
Interest expense associated with debt	71.8	99.8	119.0
Cost of early debt retirements	—	59.6	—
Other expense (income), net	3.2	(11.8)	0.8
Earnings (loss) from continuing operations before income taxes	219.9	(458.7)	145.8
Income tax provision (benefit)	41.2	(162.6)	28.1
Earnings (loss) from continuing operations	178.7	(296.1)	117.7
Earnings from discontinued operations, net of tax	—	20.8	238.4
Net earnings (loss)	$178.7	$(275.3)	$356.1

Basic earnings (loss) per share (Note 7):
Earnings (loss) from continuing operations	$3.02	$(4.78)	$1.90
Earnings from discontinued operations, net of tax	—	0.34	3.85
Net earnings (loss)	3.02	(4.44)	5.74

Diluted earnings (loss) per share (Note 7):
Earnings (loss) from continuing operations	$2.99	$(4.78)	$1.88
Earnings from discontinued operations, net of tax	—	0.34	3.81
Net earnings (loss)	2.99	(4.44)	5.69

Statement of Comprehensive Income (Loss):
Net earnings (loss)	$178.7	$(275.3)	$356.1
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1.0	(111.4)	(83.0)
Pension and postretirement activity, net of tax of $1.5 in 2016, ($6.2) in 2015 and ($11.6) in 2014	(22.9)	(7.4)	(24.6)
Deferred (loss) gain on hedging activity, net of tax of $2.8 in 2016, ($2.0) in 2015 and $3.6 in 2014	(6.1)	(3.4)	9.4
Total other comprehensive loss, net of tax	(28.0)	(122.2)	(98.2)
Total comprehensive income (loss)	$150.7	$(397.5)	$257.9

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2016	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$738.9	$712.1
Trade receivables, less allowance for doubtful accounts of $4.9 and $5.4	260.7	279.8
Inventories	309.2	332.8
Other current assets	143.2	311.9
Total current assets	1,452.0	1,636.6
Property, plant and equipment, net	486.1	498.9
Goodwill	1,420.3	1,421.8
Other intangible assets, net	1,385.1	1,408.5
Other assets	28.0	20.5
Total assets	$4,771.5	$4,986.3

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$281.8	$—
Notes payable	18.5	17.5
Accounts payable	196.5	236.9
Other current liabilities	371.4	412.4
Total current liabilities	868.2	666.8
Long-term debt	1,544.2	1,698.6
Deferred income tax liabilities	255.3	335.8
Other liabilities	274.8	421.0
Total liabilities	2,942.5	3,122.2
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 and 65,251,989 issued; 57,914,448 and 60,176,237 outstanding	0.7	0.7
Additional paid-in capital	1,642.5	1,644.2
Retained earnings	946.0	772.9
Common shares in treasury at cost, 7,337,541 and 5,075,752	(563.0)	(382.2)
Accumulated other comprehensive loss	(197.2)	(171.5)
Total shareholders' equity	1,829.0	1,864.1
Total liabilities and shareholders' equity	$4,771.5	$4,986.3

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2016	2015	2014
Cash Flow from Operating Activities
Net earnings (loss)	$178.7	$(275.3)	$356.1
Adjustments to reconcile net earnings (loss) to net cash flow from operations:
Non-cash restructuring costs	3.9	41.5	4.7
Depreciation and amortization	92.6	115.3	136.2
Impairment charge	6.5	318.2	—
Venezuela deconsolidation charge	—	144.5	—
Deferred income taxes	7.8	(190.4)	3.2
Non-cash items included in income, net	12.1	(13.5)	33.9
Share-based compensation expense	25.6	32.9	30.2
International pension funding	(100.5)	—	—
Other, net	(31.8)	(37.9)	(33.7)
Changes in current assets and liabilities used in operations, net of effects of business acquisitions:
Accounts receivable, net	23.3	21.7	(34.7)
Inventories	28.2	(35.7)	22.4
Other current assets	75.8	13.9	(84.2)
Accounts payable	(29.3)	(73.4)	57.4
Other current liabilities	(116.5)	87.0	80.5
Net cash from operating activities	176.4	148.8	572.0
Cash Flow from Investing Activities
Capital expenditures	(69.5)	(99.4)	(85.3)
Change related to Venezuelan operations	—	(93.8)	—
Acquisitions, net of cash acquired	—	(12.1)	(187.1)
Proceeds from sale of assets	—	16.6	9.1
Change in restricted cash	—	13.9	(0.1)
Net cash used by investing activities	(69.5)	(174.8)	(263.4)
Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	756.3	2,604.2	—
Cash payments on debt with original maturities greater than 90 days	(631.0)	(1,900.0)	(140.1)
Net (decrease) increase in debt with original maturities of 90 days or less	(11.1)	(252.6)	194.2
Deferred finance expense	(0.6)	(15.1)	—
Common shares purchased	(196.6)	(175.2)	(94.4)
Cash dividends paid	—	(93.2)	(123.9)
Transfer of cash and cash equivalents to New Energizer	—	(499.7)	—
Proceeds from issuance of common shares, net	—	4.4	9.9
Excess tax benefits from share-based payments	—	—	6.6
Net cash used by financing activities	(83.0)	(327.2)	(147.7)
Effect of exchange rate changes on cash	2.9	(63.7)	(30.2)
Net increase (decrease) in cash and cash equivalents	26.8	(416.9)	130.7
Cash and cash equivalents, beginning of period	712.1	1,129.0	998.3
Cash and cash equivalents, end of period	$738.9	$712.1	$1,129.0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$71.3	$164.3	$120.3
Cash paid for income taxes, net	28.3	55.0	115.2

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at October 1, 2013	65.2	$0.7	(2.9)	$(147.2)	$1,628.9	$1,144.1	$(172.9)	$2,453.6
Net earnings	—	—	—	—	—	356.1	—	356.1
Foreign currency translation adjustments	—	—	—	—	—	—	(83.0)	(83.0)
Pension and postretirement activity	—	—	—	—	—	—	(24.6)	(24.6)
Deferred gain on hedging activity	—	—	—	—	—	—	9.4	9.4
Cash dividends declared	—	—	—	—	—	(126.2)	—	(126.2)
Repurchase of shares	—	—	(1.0)	(94.4)	—	—	—	(94.4)
Activity under share plans	—	—	0.5	20.0	12.4	(1.0)	—	31.4
Balance at September 30, 2014	65.2	$0.7	(3.4)	$(221.6)	$1,641.3	$1,373.0	$(271.1)	$2,522.3
Net loss	—	—	—	—	—	(275.3)	—	(275.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(111.4)	(111.4)
Pension and postretirement activity	—	—	—	—	—	—	(7.4)	(7.4)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Distribution to New Energizer	—	—	—	—	—	(230.6)	221.8	(8.8)
Cash dividends declared	—	—	—	—	—	(94.2)	—	(94.2)
Repurchase of shares	—	—	(2.0)	(175.2)	—	—	—	(175.2)
Activity under share plans	—	—	0.3	14.6	2.9	—	—	17.5
Balance at September 30, 2015	65.2	$0.7	(5.1)	$(382.2)	$1,644.2	$772.9	$(171.5)	$1,864.1
Net earnings	—	—	—	—	—	178.7	—	178.7
Foreign currency translation adjustments	—	—	—	—	—	—	1.0	1.0
Pension and postretirement activity	—	—	—	—	—	—	(22.9)	(22.9)
Deferred loss on hedging activity	—	—	—	—	—	—	(6.1)	(6.1)
Distribution to New Energizer	—	—	—	—	—	(5.6)	2.3	(3.3)
Repurchase of shares	—	—	(2.5)	(196.6)	—	—	—	(196.6)
Activity under share plans	—	—	0.3	15.8	(1.7)	—	—	14.1
Balance at September 30, 2016	65.2	$0.7	(7.3)	$(563.0)	$1,642.5	$946.0	$(197.2)	$1,829.0

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

•	Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products, as well as Wet Ones wipes and Playtex household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Sport, Stayfree, Carefree and o.b. brands, as well as personal cleansing wipes under the Playtex brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

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
Separation. On July 1, 2015, the Company completed the separation of its Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The historical financial results of the Company's Household Products business, which assumed the name Energizer Holdings, Inc. ("New Energizer"), are presented as discontinued operations on the Consolidated Statements of Earnings and, as such, have been excluded from both continuing operations and segment results for all periods presented. The Company has reflected the Separation as a distribution on the Consolidated Statement of Changes in Shareholders' Equity and as cash transferred on the Consolidated Statement of Cash Flows in fiscal 2015. The Consolidated Statements of Comprehensive Income (Loss) and Cash Flows for all prior periods presented have not been adjusted to reflect the effect of the Separation, as the Company had not adopted the Financial Accounting Standards Board's ("FASB") updated guidance on the presentation of discontinued operations at the time of Separation. Unless indicated otherwise, the information in Notes to Consolidated Financial Statements relates to the Company's continuing operations. Prior periods have been recast to reflect the Company's current segment reporting. See Note 3 of Notes to Consolidated Financial Statements for more information on the Separation.
Reclassifications. Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. The Company began reporting capitalized software costs within Property, plant and equipment, net as of September 30, 2016. Previously, the Company had included capitalized software costs within Other assets. The Consolidated Balance Sheet as of September 30, 2015 has been adjusted to reclassify $22.8 of net software costs from Other assets to Property, plant and equipment, net. The supplemental detail for Property, plant and equipment, net and long-lived assets included within Note 9 and Note 17 of Notes to Consolidated Financial Statements has been updated to reflect the inclusion of capitalized software costs.

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

Note 2 - Summary of Significant Accounting Policies

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
Gains and losses resulting from foreign currency transactions are included in Net earnings (loss). During fiscal 2016, a foreign currency gain of $4.3 and during fiscal 2015 and 2014, foreign currency losses of $33.1 and $10.8, respectively, were included within Other expense (income), net. These gains and losses were partially offset by gains and losses from foreign exchange ("FX") instruments as described below and in Note 15 of Notes to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2016.
At September 30, 2016, the Company had $731.3 of variable rate debt outstanding. The Company has, in the past, used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2016, the Company did not have any interest rate swap agreements outstanding.
For further discussion, see Note 10 and Note 15 of Notes to Consolidated Financial Statements.

Cash Equivalents
Cash equivalents are all considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2016, the Company had $738.9 in available cash and cash equivalents, substantially all of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company's subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes have not been provided on a significant portion of undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings indefinitely.

Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles Net earnings (loss) to Net cash from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in Net earnings (loss). The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily operating activities. Cash payments related to income taxes are classified as operating activities.
Prior year cash flow information has not been adjusted for discontinued operations.

Accounts Receivable Valuation
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in Selling, general and administrative expense ("SG&A").

Inventories
Inventories are valued at the lower of cost or market, with cost generally being determined using average cost or the first-in, first-out ("FIFO") method.
In connection with the feminine care brands acquisition in fiscal 2014, the Company recorded an increase in the estimated fair value of inventory acquired of $8.0, to bring the carrying value of the inventory purchased to an amount which approximated the estimated selling price of the finished goods on hand at the acquisition closing date less the sum of (a) costs to sell and distribute and (b) a reasonable profit allowance for these efforts by the acquiring entity. As the inventory was sold during the first and second quarters of fiscal 2014, the adjustments were charged to Cost of products sold in those respective periods.

Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows. Amortization expense was $5.8, $6.1, and $2.5 in fiscal 2016, 2015 and 2014, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net is stated at historical cost. Property, plant and equipment acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in Net earnings (loss). Depreciation is generally provided on the straight-line basis by charges to pre-tax earnings at rates based on estimated useful lives. Estimated useful lives range from two to 25 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $76.3 in fiscal 2016, including accelerated depreciation charges of $3.9 related to the Company's Restructuring project. Depreciation expense was $73.7 in fiscal 2015, including accelerated depreciation charges of $4.6 related to the Company's Restructuring project. Depreciation expense in fiscal 2014 was $82.9, including accelerated depreciation charges of $0.6 related to the Company's Restructuring project. See Note 5 of Notes to Consolidated Financial Statements for further information on the Restructuring project.
Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of the Company's annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. The estimated fair value of each reporting unit (Wet Shave, Sun Care, Skin Care, Feminine Care, Infant Care and All Other) is estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered, and the weighting of each approach is based on circumstances specific to each reporting unit.
Determining the fair value of a reporting unit requires the use of significant judgments, estimates and assumptions. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized, and also on the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that actual future earnings or cash flows of the reporting units will not decline significantly from these projections. The Company will monitor any changes to these assumptions and will evaluate goodwill as deemed warranted during future periods.
The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company's strategic plan. The results of current year testing do not indicate that impairment exists, as of the testing date. The fair values of the Company's Skin Care, Feminine Care and Infant Care reporting units are between 110% and 120% of the respective carrying values. The carrying value of goodwill associated with the Company's Skin Care, Feminine Care and Infant Care reporting units is $54.6, $207.4 and $63.8, respectively.
Intangible assets with finite lives, and a remaining weighted-average life of approximately 13 years, are amortized on a straight-line basis over expected lives of five to 20 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.
During the fourth quarter of fiscal 2015, the Company completed impairment testing on indefinite-lived intangible assets other than goodwill, which consist of trademarks and brand names used across the Company's segments and determined that the carrying values of its Playtex, Wet Ones and Skintimate brand names were above the fair values, resulting in a non-cash asset impairment charge of $318.2. During the fourth quarter of fiscal 2016, the Company completed its annual impairment testing and found the carrying value of its Skintimate brand name to be above the fair value, resulting in an additional non-cash asset impairment charge of $6.5. See Note 8 of Notes to Consolidated Financial Statements for further information on these impairments.

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
In May 2015, the Company's Board of Directors (the "Board") authorized the strategic decision to exit the Company's industrial business due to a shift of management focus to other products. The Company sold the business to a third-party in September 2015. Impacted by this decision were operations in Verona, Virginia; Obregon, Mexico; and the United Kingdom (the "U.K."). During fiscal 2015, the Company incurred $21.9 of non-cash asset impairment charges, in addition to a $10.8 loss on the sale of the business, which was recorded as a separate line item. For further information on the sale, refer to Note 3 of Notes to the Consolidated Financial Statements.

Revenue Recognition
The Company's revenue is from the sale of its products. Revenue is recognized when title, ownership and risk of loss pass to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. The Company's standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

Under certain circumstances, the Company allows customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. The Company records sales at the time the title, ownership and risk of loss pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; title to the product has transferred; there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and collectability is reasonably assured. Simultaneous with the sale, the Company reduces sales and cost of sales, and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the sun care product purchased during the season under the required terms. The Company generally receives returns of U.S. sun care products from September through January following the summer sun care season. It estimates the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors, including expiration dates, and inventory positions at key retailers as the sun care season progresses. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The Company had a reserve for returns of $49.9 and $50.3 at September 30, 2016 and September 30, 2015, respectively.
The Company offers a variety of programs, such as consumer coupons and rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to Net sales. The Company accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, the Company offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of Net sales at the time the promotional offer is made using estimated redemption and participation levels. Taxes the Company collects on behalf of governmental authorities, which are generally included in the price to the customer, are also recorded as a reduction of Net sales. The Company continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statement of Earnings includes advertising costs of $178.2, $198.8 and $194.6, for fiscal 2016, 2015 and 2014, respectively.

Share-Based Payments
The Company grants restricted share equivalent ("RSE") awards, which generally vest over two to four years. Historically, a portion of the RSE awards granted provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. The estimated fair value of each grant issued is estimated on the date of grant based on the current market price of the shares, as adjusted for the impact to the grant date fair value of the inclusion of a total shareholder return modifier for those performance awards containing such a provision. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management's assessment of the probability that performance targets will be achieved. If such targets are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level in the period the determination is made. If it is determined that the performance targets will be exceeded, additional compensation expense is recognized.
Non-qualified stock option awards ("share options") are granted at the market price on the grant date and generally vest ratably over three years. The Company calculates the fair value of total share-based compensation for share options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Consolidated Financial Statements, including the expected term, expected share price volatility, risk-free interest rate and expected dividends. An additional assumption is made on the number of awards expected to forfeit prior to vesting. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, or there is a change in the number of awards expected to forfeit prior to vesting.

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
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Statement of Earnings. Deferred tax liabilities generally represent tax expense recognized in the Company's financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in its tax return but has not yet been recognized in its financial statements or assets recorded at estimated fair value in business combinations for which there was no corresponding tax basis adjustment.
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

Recently Adopted Accounting Pronouncements
In May 2015, the FASB issued a new Accounting Standards Update ("ASU"), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value ("NAV") per share practical expedient. Under the new guidance, investments valued using NAV as a practical expedient are no longer assigned to a level in the fair value hierarchy, rather the value associated with the investments is disclosed in a reconciliation of the total investments measured at fair value. The Company has chosen to early adopt this guidance in fiscal 2016. The change in disclosure requirements impacted the Company's disclosure of the estimated fair value of its pension assets in Note 11 of Notes to Consolidated Financial Statements, and was applied retrospectively. There was no change in total pension or post-retirement plan assets as of September 30, 2016 or 2015 due to the adoption of this guidance.

In April 2015, the FASB issued a new ASU, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. The Company has chosen to early adopt this guidance for the fiscal year ended September 30, 2016. The Company adopted this guidance retrospectively, resulting in reductions to Other assets and Long-term debt of $5.0 and $5.4 as of September 30, 2016 and 2015, respectively, on the Company's Consolidated Balance Sheet. These changes are reflected within Note 10 and Note 18 of Notes to Consolidated Financial Statements. The adoption of this guidance had no impact on the Company's Statements of Earnings or Cash Flows for the fiscal years ended September 30, 2016, 2015 and 2014.
In November 2015, the FASB issued a new ASU, which simplifies the presentation of deferred income taxes. Under the new guidance, an entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The Company chose to early adopt this guidance during the first quarter of fiscal 2016. The Company adopted this guidance prospectively, resulting in reductions to Other current assets, Other current liabilities and Deferred income tax liabilities of $86.3, $0.7 and $76.2, respectively, and an increase in Other assets of $9.4 as of September 30, 2016.

Recently Issued Accounting Pronouncements
In October 2016, the FASB issued an ASU intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. The update will be effective for the Company beginning October 1, 2018 with early adoption permitted. The Company is in the process of evaluating the impact the guidance will have on its financial statements.
In August 2016, the FASB issued an ASU intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims and distributions received from equity method investees, amongst others. The update will be effective for the Company beginning October 1, 2018 with early adoption permitted. The Company is in the process of evaluating the impact the guidance will have on its financial statements.
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
In March, April and May 2016, the FASB issued three ASUs which clarify the revenue recognition implementation guidance on principal versus agent considerations, identifying performance obligations, determining whether an entity's promise to grant a license provides a customer with either a right to use or a right to access the entity's intellectual property, assessing the collectability criteria, presentation of sales and similar taxes, noncash consideration and various other items. The amendments in these ASUs affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, and the effective date and transition requirements are the same as those for ASU 2014-09 which, for the Company, will be October 1, 2018. The Company has not yet determined the method of adoption for the new revenue guidance and is in the process of evaluating existing revenue recognition policies and contracts to determine its impact on the financial statements.
In March 2016, the FASB issued an ASU designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update will be effective for the Company beginning October 1, 2017, with early adoption permitted. The Company does not expect to early adopt the guidance, and while it is still in the process of evaluating the impact to the financial statements, it believes the most notable impacts will be to Income tax provision (benefit) and Diluted earnings (loss) per share.

In February 2016, the FASB issued an ASU which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company does not expect to early adopt this guidance and is in the process of evaluating its impact on the financial statements; however, the Company believes the primary impacts will be an increase in both assets and liabilities on the Consolidated Balance Sheets.
In September 2015, the FASB issued a new ASU, which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effect, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments had been made at the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. This guidance will be effective for the Company beginning October 1, 2016. The Company does not believe its adoption will have a material impact on the financial statements.
In July 2015, the FASB issued a new ASU, which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using FIFO or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The update will be effective for the Company beginning October 1, 2017, with early adoption permitted. The Company does not expect to early adopt this revised guidance and is in the process of evaluating its impact on the financial statements.
In August 2014, the FASB issued a new ASU, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance will be effective for the Company beginning on October 1, 2017, with early adoption permitted. The Company does not intend to early adopt this guidance, and believes its adoption will not have an impact on the financial statements.

Note 3 - Discontinued Operations and Divestiture
Discontinued Operations
On July 1, 2015, the Company completed the Separation; therefore, the Household Products business has been reclassified to discontinued operations on the Consolidated Statement of Earnings for fiscal 2015 and 2014. Discontinued operations includes the results of the Household Products business, except for certain corporate overhead and other allocations, which remain in continuing operations. The costs to separate New Energizer are primarily reflected in continuing operations; however, certain costs specifically related to New Energizer are included in discontinued operations. The prior year Consolidated Statements of Comprehensive Loss and Cash Flows have not been adjusted to reflect the impact of the Separation for all periods presented. Net sales and earnings from New Energizer's operations were as follows:

	Fiscal Year
	2015	2014
Net sales	$1,232.5	$1,835.5

Earnings before income taxes from discontinued operations	$91.1	$327.7
Income tax provision for discontinued operations	70.3	89.3
Net earnings from discontinued operations, net of tax	$20.8	$238.4

As a result of the Separation, during fiscal 2015, the Company recorded a $230.6 reduction in retained earnings which included net assets of $8.8. The Separation also resulted in a reduction of Accumulated other comprehensive loss associated with foreign currency translation adjustments and with pension and postretirement benefit plans. The total adjustment to accumulated other comprehensive loss was $221.8 for fiscal 2015. In June 2016, the Company transferred the remaining international pension obligation to New Energizer, which had been pending jurisdictional approval. In connection with the transfer, Accumulated other comprehensive loss was reduced an additional $2.3.

The Company incurred incremental costs to evaluate, plan and execute the Separation. The Company also initiated certain restructuring activities in order to prepare both businesses to operate as stand-alone entities. These pre-tax charges related to Spin and Spin restructuring initiatives were included in continuing operations as follows:

•	$12.0 for fiscal 2016 ($11.8 included in SG&A and $0.2 included in Cost of products sold);

•	$170.3 for fiscal 2015 ($137.8 included in SG&A, $4.2 included in Cost of products sold and $28.3 included in Spin restructuring charges);

•	$24.4 for fiscal 2014 (included in SG&A); and

•	$206.7 for the project-to-date ($174.0 included in SG&A, $4.4 included in Cost of products sold and $28.3 included in Spin restructuring charges).

Of the total Spin and Spin restructuring costs included within continuing operations, $9.7 were non-cash, primarily related to asset impairments and incremental costs associated with the modification of equity awards. The Company does not expect to incur additional Spin or Spin restructuring costs.
In addition to the above costs included in continuing operations, $73.5 and $38.6 of pre-tax Spin and Spin restructuring costs in fiscal 2015, and an additional $20.3 of pre-tax Spin costs in fiscal 2014, were included in discontinued operations.

Divestiture
In May 2015, the Board authorized the strategic decision to exit the Company's industrial business, which was part of its All Other segment, due to a shift of management focus to other segment products. The Company finalized the sale of the business in September 2015. The sale impacted operations in Verona, Virginia; Obregon, Mexico; and the U.K. During fiscal 2015, the Company incurred $21.9 of non-cash asset impairment charges and recorded a $10.8 loss on the sale. The operating results of the industrial business were not material to the Company's financial statements during the periods presented.

Note 4 - Acquisitions
Feminine Care Brands Acquisition
In October 2013, the Company completed the acquisition of the Stayfree pad, Carefree liner and o.b. tampon feminine care brands in the U.S., Canada and the Caribbean from Johnson & Johnson for an aggregate cash purchase price of $187.1. The Company combined these acquired brands within its existing feminine care business in the Feminine Care segment, providing the Company with brands in each of the key feminine hygiene categories.

Household Products Acquisition (Discontinued Operations)
In December 2014, the Company completed an acquisition related to the Household Products business for $12.1. The Company developed an estimate of the fair values of assets acquired, which resulted in $2.3 of goodwill, which was fully allocated to the former Household Products segment and distributed with the assets and liabilities of New Energizer.

Subsequent Event
On October 31, 2016, the Company completed the acquisition of Bulldog Skincare Holdings Limited, a men's grooming and skincare products company based in the U.K. for £28.1, or approximately $34, net of cash acquired. The acquisition creates opportunities to expand Edgewell's personal care portfolio into a growing global category where it can leverage its international geographic footprint. The acquisition was financed through available foreign cash.

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
The Company incurred $28.3 of pre-tax Spin restructuring costs in fiscal 2015. These charges consisted of severance and related benefit costs, non-cash asset write-downs, as well as other exit-related costs. As of September 30, 2016, $5.2 of accrued Spin restructuring charges were included within Other current liabilities. The Company does not expect to incur additional Spin restructuring charges.
The Company does not include Spin restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2015 would have been as follows:

	Fiscal 2015
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Spin Restructuring
Severance and related benefit costs	$17.3	$3.9	$2.1	$0.4	$1.3	$25.0
Other exit costs	(1.6)	0.6	2.6	1.7	—	3.3
Total Spin restructuring	$15.7	$4.5	$4.7	$2.1	$1.3	$28.3

The following table summarizes the Spin restructuring activities and the related accrual which is included in Other current liabilities as of the dates below:

				Utilized
	October 1, 2015	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2016
Spin Restructuring
Severance and related benefit costs	$10.8	$—	$0.8	$(6.4)	$—	$5.2
Other exit costs	0.3	—	—	(0.3)	—	—
Total Spin restructuring	$11.1	$—	$0.8	$(6.7)	$—	$5.2

(1)	Includes the impact of currency translation.

				Utilized
	October 1, 2014	Charge to Income(1)	Other (2)	Cash	Non-Cash	September 30, 2015
Spin Restructuring
Severance and related benefit costs	$—	$54.9	$(15.6)	$(28.5)	$—	$10.8
Non-cash asset write-down	—	7.4	(0.1)	—	(7.3)	—
Other exit costs	—	4.6	1.8	(6.1)	—	0.3
Total Spin restructuring	$—	$66.9	$(13.9)	$(34.6)	$(7.3)	$11.1

(1)	Includes $38.6 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan (the "Restructuring"). The Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs. The Company expects full year restructuring costs to total $15.0 to $20.0 for 2017.
Expenses incurred under the Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. No Restructuring charges have been allocated to the Company's All Other segment. The Company does not include restructuring costs in the results of its reportable segments.

	Fiscal 2016
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Restructuring
Severance and related benefit costs	$10.6	$0.2	$6.2	$—	$17.0
Accelerated depreciation	—	—	3.9	—	3.9
Consulting, program management and other exit costs	4.8	0.2	11.1	—	16.1
Total Restructuring	$15.4	$0.4	$21.2	$—	$37.0

	Fiscal 2015
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Restructuring
Severance and related benefit costs	$1.9	$1.2	$6.1	$0.1	$9.3
Accelerated depreciation	—	—	4.6	—	4.6
Consulting, program management and other exit costs	2.1	2.1	7.6	1.0	12.8
Total Restructuring	$4.0	$3.3	$18.3	$1.1	$26.7

	Fiscal 2014
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Restructuring
Severance and related benefit costs	$—	$—	$20.7	$0.8	$21.5
Accelerated depreciation	—	—	0.6	—	0.6
Consulting, program management and other exit costs	8.5	9.2	9.2	0.9	27.8
Total Restructuring	$8.5	$9.2	$30.5	$1.7	$49.9

In addition, pre-tax costs of $0.3 and $4.3 for fiscal 2015 and 2014, respectively, associated with certain information technology enablement activities related to the Company's Restructuring initiatives were included in SG&A. Pre-tax Cost of products sold of $1.8 for fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring and positive pre-tax adjustments of $0.7 for fiscal 2014 associated with the Company's Restructuring, were included in Cost of products sold. These information technology costs and non-core inventory obsolescence charges are considered part of the total project costs incurred for the Restructuring initiative.

The following table summarizes the Restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the Restructuring) for fiscal 2016:

				Utilized
	October 1, 2015	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2016
Restructuring
Severance and termination related costs	$13.7	$17.0	$0.6	$(14.6)	$—	$16.7
Asset impairment and accelerated depreciation	—	3.9	—	—	(3.9)	—
Other related costs	—	16.1	—	(16.1)	—	—
Total Restructuring	$13.7	$37.0	$0.6	$(30.7)	$(3.9)	$16.7

(1)	Includes the impact of currency translation.

The following table summarizes the Restructuring activities and related accrual (excluding certain information technology enablement and obsolescence charges related to the restructuring) for fiscal 2015:

				Utilized
	October 1, 2014	Charge to Income (1)	Other (2)	Cash	Non-Cash	September 30, 2015
Restructuring
Severance and termination related costs	$22.1	$13.0	$(8.3)	$(13.1)	$—	$13.7
Asset impairment and accelerated depreciation	—	14.2	(0.5)	—	(13.7)	—
Other related costs	4.3	18.8	(1.2)	(21.9)	—	—
Net (gain) loss on asset sales	—	(11.0)	0.5	13.9	(3.4)	—
Total Restructuring	$26.4	$35.0	$(9.5)	$(21.1)	$(17.1)	$13.7

(1)	Includes $8.3 of pre-tax costs that are now reflected in discontinued operations.

(2)	Includes the impact of currency translation and the transfer of liabilities to New Energizer.

Note 6 - Income Taxes
The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2016	2015	2014
Currently payable:
United States - Federal	$2.6	$12.0	$4.2
State	3.0	(1.0)	(0.5)
Foreign	24.4	45.3	26.6
Total current	30.0	56.3	30.3
Deferred:
United States - Federal	4.6	(194.8)	(1.6)
State	2.5	0.5	—
Foreign	4.1	(24.6)	(0.6)
Total deferred	11.2	(218.9)	(2.2)
Provision for income taxes	$41.2	$(162.6)	$28.1

The source of pre-tax earnings (loss) was:

	Fiscal Year
	2016	2015	2014
United States	$53.3	$(589.3)	$(36.0)
Foreign	166.6	130.6	181.8
Pre-tax earnings	$219.9	$(458.7)	$145.8

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2016		2015		2014
Computed tax at federal statutory rate	$77.0	35.0%	$(160.5)	35.0%	$51.1	35.0%
State income taxes, net of federal tax benefit	1.3	0.6	(9.9)	2.2	(0.6)	(0.4)
Foreign tax less than the federal rate	(32.5)	(14.8)	(32.2)	7.0	(19.5)	(13.4)
Adjustments to prior years' tax accruals	(13.1)	(6.0)	1.8	(0.4)	(8.7)	(5.9)
Other taxes including repatriation of foreign earnings	4.4	2.0	5.4	(1.2)	5.9	4.1
Nontaxable share option	—	—	(0.2)	—	(4.3)	(2.9)
Venezuela deconsolidation	—	—	27.7	(6.0)	—	—
Other, net	4.1	1.9	5.3	(1.2)	4.2	2.8
Total	$41.2	18.7%	$(162.6)	35.4%	$28.1	19.3%

The deferred tax assets and deferred tax liabilities recorded on the balance sheet were as follows, and include current and noncurrent amounts:

	September 30,
	2016	2015
Deferred tax liabilities:
Depreciation and property differences	$(65.2)	$(58.0)
Intangible assets	(457.3)	(472.7)
Other tax liabilities	(4.0)	(1.4)
Gross deferred tax liabilities	(526.5)	(532.1)
Deferred tax assets:
Accrued liabilities	66.2	78.8
Deferred and share-based compensation	47.6	46.3
Tax loss carryforwards and tax credits	72.6	74.9
Postretirement benefits other than pensions	4.6	3.0
Pension plans	73.7	52.1
Inventory differences	6.8	2.1
Other tax assets	26.9	38.5
Gross deferred tax assets	298.4	295.7
Valuation allowance	(8.5)	(8.4)
Net deferred tax liabilities	$(236.6)	$(244.8)

There were no material tax loss carryforwards that expired in fiscal 2016. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not material from 2017 through 2020. For years subsequent to 2020 or for tax loss carryforwards and tax credits that have no expiration, $62.5 of the value at September 30, 2016 is primarily due to the fiscal 2015 domestic loss which has a 20 year carryforward period and is expected to be fully utilized. The valuation allowance is primarily attributable to tax loss carryforwards and certain deferred tax assets impacted by the deconsolidation of the Company's Venezuelan subsidiaries.

The Company regularly repatriates a portion of current year earnings from select non-U.S. subsidiaries. Generally, these non-U.S. subsidiaries are in tax jurisdictions with effective tax rates that do not result in materially higher U.S. tax provisions related to the repatriated earnings. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post retirement obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. At September 30, 2016, approximately $1,083.8 of foreign subsidiary earnings were considered indefinitely invested in those businesses. The Company estimates that the U.S. federal income tax liability that could potentially arise if indefinitely invested earnings of foreign subsidiaries were repatriated in full to the U.S. would be significant. While it is not practical to calculate a specific potential U.S. tax exposure due to changing statutory rates in foreign jurisdictions over time, as well as other factors, the Company estimates the range of potential U.S. tax may be in excess of $288.1, if all undistributed earnings were repatriated assuming foreign cash was available to do so. Applicable U.S. income and foreign withholding taxes would be provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.
Unrecognized tax benefits activity are summarized below:

	2016	2015
Unrecognized tax benefits, beginning of year	$47.1	$37.8
Additions based on current year tax positions and acquisitions	6.0	17.6
Reductions for prior year tax positions and dispositions	(8.5)	(8.0)
Settlements with taxing authorities and statute expirations	(16.7)	(0.3)
Unrecognized tax benefits, end of year	$27.9	$47.1

Included in the unrecognized tax benefits noted above was $24.1 of uncertain tax positions that would affect the Company's effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.
The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $6.0 of interest, (net of the deferred tax asset of $1.7) at September 30, 2016, and $10.8 of interest, (net of the deferred tax asset of $3.8) and $2.8 of penalties at September 30, 2015. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company's tax returns.
The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where the Company has operations. U.S. federal income tax returns for tax years ended September 30, 2013 and after remain subject to examination by the Internal Revenue Service (the "IRS"). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2006. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

Note 7 - Earnings (Loss) per Share
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of share options and RSE awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings (loss) per share calculation:

	Fiscal Year
	2016	2015	2014

Basic weighted-average shares outstanding	59.2	62.0	62.0
Effect of dilutive securities:
Share options	—	—	—
RSE awards	0.5	—	0.6
Total dilutive securities	0.5	—	0.6
Diluted weighted-average shares outstanding	59.7	62.0	62.6

For fiscal 2016 and 2015, the calculation of diluted weighted-average shares outstanding excludes 0.4 of share options because the effect of including these awards was anti-dilutive. For fiscal 2016, the calculation of diluted weighted-average shares outstanding excludes 0.2 of RSE awards because the effect of including these awards was anti-dilutive. For fiscal 2015, the calculation of diluted weighted-average shares outstanding excludes 0.5 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss. For fiscal 2014, the number of RSE awards considered anti-dilutive was immaterial.

Note 8 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2015	$967.4	$178.0	$206.8	$69.6	$1,421.8
Cumulative translation adjustment	(2.1)	—	0.6	—	(1.5)
Balance at September 30, 2016	$965.3	$178.0	$207.4	$69.6	$1,420.3

Total amortizable intangible assets were as follows:

	September 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$14.6	$12.2	$2.4	$14.6	$11.9	$2.7
Technology and patents	76.9	69.8	7.1	76.8	65.5	11.3
Customer-related and other	141.8	79.6	62.2	147.8	72.8	75.0
Total amortizable intangible assets	$233.3	$161.6	$71.7	$239.2	$150.2	$89.0

Amortization expense for intangible assets was $14.4, $15.1 and $17.9 for fiscal 2016, 2015 and 2014, respectively. Estimated amortization expense for amortizable intangible assets for fiscal 2017, 2018, 2019, 2020 and 2021 is approximately $14.1, $6.6, $5.4, $4.7 and $4.1, respectively, and $36.8 thereafter.
The Company had indefinite-lived intangible assets of $1,313.4 ($258.6 in Wet Shave, $491.4 in Sun and Skin Care, $299.9 in Feminine Care and $263.5 in All Other) at September 30, 2016, a decrease of $6.1 from September 30, 2015, due to impairment recorded during fiscal 2016, as discussed below, and changes in foreign currency translation rates.

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
The Company completed impairment testing on indefinite-lived intangible assets other than goodwill during the fourth quarter of fiscal 2015, which consist of trademarks and brand names used across the Company's segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, contributory asset charges and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management's expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. The Company estimated royalty rates based on operating profits of the brand.
In fiscal 2015, the Company determined that the carrying values of its Playtex, Wet Ones and Skintimate brand names were above the fair values, resulting in a non-cash asset impairment charge of $318.2. This non-cash asset impairment charge, which was shown as a separate line item, is attributable to the Company's segments as follows: $29.6 Wet Shave; $55.8 Sun and Skin Care; $161.3 Feminine Care and $71.5 All Other. The impairment of the Playtex brand was primarily the result of slower adoption of new products and lower legacy product sales for certain feminine care products, as well as declines in certain international markets related to the Separation. In addition, the impairment of the Playtex brand was driven by the Company's infant care products, where competitive pressures, delays in product launches and loss of licensing drove the sales decline. Both the Wet Ones and Skintimate impairments were primarily related to the introduction of competing products in the market, which resulted in share and margin declines.
During the fourth quarter of fiscal 2016, the Company completed its annual impairment testing and found the carrying value of its Skintimate brand name to be above the fair value, resulting in a non-cash asset impairment charge of $6.5. The fiscal 2016 impairment charge was caused by further market share erosion above previous estimates. Despite impairment charges over the past two fiscal years, the Company believes there is substantial value in the brand based upon the latest financial estimates. The Company determined that the Playtex and Wet Ones brands names were not further impaired during the fiscal 2016 testing; however, the fair value of both brand names continues to be relatively close to the carrying value due to the assets being written own to their fair value in fiscal 2015. These intangible assets, as well as the Skintimate brand name, will be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.
During fiscal 2015, the Company recorded a $2.5 impairment of brand names and a $5.6 impairment of customer-related intangibles associated with the sale of its industrial business. For further information on the sale of the industrial business, see Note 3 of Notes to Consolidated Financial Statements.

Note 9 - Supplemental Balance Sheet Information

	September 30, 2016	September 30, 2015
Inventories
Raw materials and supplies	$50.8	$57.8
Work in process	43.9	50.1
Finished products	214.5	224.9
Total inventories	$309.2	$332.8
Other Current Assets
Miscellaneous receivables	$29.1	$53.8
Deferred income tax benefits	—	85.1
Prepaid expenses	49.0	56.9
Value added tax collectible from customers	22.4	19.9
Income taxes receivable	39.3	80.8
Other	3.4	15.4
Total other current assets	$143.2	$311.9
Property, Plant and Equipment
Land	$27.8	$27.7
Buildings	146.0	131.1
Machinery and equipment	913.7	848.4
Capitalized software costs	38.4	42.6
Construction in progress	36.2	54.3
Total gross property	1,162.1	1,104.1
Accumulated depreciation	(676.0)	(605.2)
Total property, plant and equipment, net	$486.1	$498.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$46.8	$74.5
Accrued trade allowances	30.1	45.3
Accrued salaries, vacations and incentive compensation	56.0	46.8
Income taxes payable	19.7	25.3
Returns reserve	49.9	50.3
Restructuring reserve	21.9	24.8
Value added tax payable	25.0	21.9
Deferred compensation	26.1	—
Other	95.9	123.5
Total other current liabilities	$371.4	$412.4
Other Liabilities
Pensions and other retirement benefits	$154.9	$242.7
Deferred compensation	58.6	90.6
Other non-current liabilities	61.3	87.7
Total other liabilities	$274.8	$421.0

Note 10 - Debt
The detail of long-term debt was as follows:

	September 30, 2016	September 30, 2015
Senior notes, fixed interest rate of 4.7%, due 2021, net (1)	$597.8	$597.3
Senior notes, fixed interest rate of 4.7%, due 2022, net (1) (2)	496.9	496.4
Netherlands revolving credit facility due 2017 (3)	281.8	269.9
U.S. revolving credit facility due 2020 (3)	265.0	335.0
Term loan due 2019, net (1) (3)	184.5	—
Total long-term debt, including current maturities	1,826.0	1,698.6
Less current portion	281.8	—
Total long-term debt	$1,544.2	$1,698.6

(1)
At September 30, 2016, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $2.2, $2.3 and $0.5, respectively. At September 30, 2015, the senior notes due 2021 and the senior notes due 2022 are each reflected net of debt issuance costs of $2.7.

(2)	At September 30, 2016 and September 30, 2015, balances for the senior notes due 2022 are reflected net of discount of $0.8 and $0.9, respectively.

(3)	Variable-rate debt, based on LIBOR plus applicable margin.

Notes payable at September 30, 2016 and 2015 consisted of notes payable to financial institutions with original maturities of less than ninety days of $18.5 and $17.5, respectively, and had a weighted-average interest rate of 5.5% and 5.5%, respectively. This primarily consisted of outstanding international borrowings at each reporting date.
As of September 30, 2016, the Company had outstanding borrowings of $265.0 under its unsecured revolving credit facility in the U.S., recorded in Long-term debt, and $8.2 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $376.8 remains available as of September 30, 2016. On April 26, 2016, the Company, along with its wholly-owned subsidiary, Edgewell Personal Care Brands, LLC, ("Brands"), and certain other of its subsidiaries entered into Amendment No. 2 to the Credit Agreement (the "Amendment"), amending the Credit Agreement dated June 1, 2015. The Amendment provides for an increase of $50.0 (from $600.0 to $650.0) in the revolving loans available to the Company and Brands and the availability of a $185.0 term loan to Brands. On April 26, 2016, Brands borrowed $185.0 in a term loan under the Credit Agreement. The term loan matures on the third anniversary of the date of the Amendment, and bears interest at an annual rate equal to LIBOR plus the applicable margin of 1.075% - 1.575% based on total leverage, or the Alternate Base Rate plus the applicable margin, which will be 1.0% lower than for LIBOR loans (as such terms are defined in the Credit Agreement). The proceeds of the term loan borrowing were used to pay down existing indebtedness.
As of September 30, 2016, the Company had outstanding borrowings of €250.8 (approximately $281.8) under its revolving credit facility in the Netherlands, recorded in Current maturities of long-term debt. No additional borrowing is available under this facility, which matures in June 2017.

Subsequent Event
On October 20, 2016, the Company terminated its commitments under the Netherlands revolving credit facility and repaid all outstanding loans and other obligations in full, in the amount of €251.3, or approximately $277.

Debt Covenants
The credit agreements governing the Company's outstanding debt at September 30, 2016 contain certain customary representations and warranties, financial covenants, covenants restricting its ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Company's credit agreements, the ratio of its indebtedness to its earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement and detailed below, and the ratio of the Company's current year earnings before interest and taxes ("EBIT"), as defined in the agreements, to total interest expense must remain below certain thresholds. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be "added-back" in determining EBITDA for purposes of the indebtedness ratio. Total debt is calculated in accordance with GAAP, but excludes outstanding borrowings under the Netherlands Credit Facility (which was repaid in October 2016). EBIT is calculated in a fashion identical to EBITDA except that depreciation and amortization are not "added-back." Total interest expense is calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of the Company's facilities would trigger cross defaults on its other borrowings.
As of September 30, 2016, the Company was in compliance, in all material respects, with the provisions and covenants associated with its debt agreements.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2016 were as follows: $281.8 in one year, $185.0 in three years, $265.0 in four years, $600.0 in five years and $500.0 thereafter.

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
As part of the Separation, and in accordance with an employee matters agreement entered into with New Energizer, certain combined plans were split between Edgewell and New Energizer. Accordingly, the Company transferred to New Energizer pension obligations associated with their active, retired and other former employees for those impacted defined benefit pension plans. The allocation of plan assets was determined in accordance with applicable ERISA (The Employee Retirement Income Security Act of 1974), IRS and other jurisdictional requirements. In June 2016, the Company transferred the remaining international pension obligation to New Energizer, which had been pending jurisdictional approval. In connection with this transfer, the Company's pension liability decreased by approximately $11.6.
The Company funds its pension plans in compliance with ERISA or local funding requirements. The Company has evaluated the discretionary funding of certain international defined benefit plans and contributed approximately $100.5 to one of its plans during fiscal 2016. Additionally, the Company remeasured the pension benefit obligation and unrecognized loss in Accumulated other comprehensive loss for the funded plan, using an updated discount rate of 2.40% as of January 31, 2016, increasing the liability and decreasing Accumulated other comprehensive loss by approximately $7.7.

The following tables present the benefit obligation, plan assets and funded status of the plans:

	September 30,
	Pension		Postretirement
	2016	2015	2016	2015
Change in projected benefit obligation
Benefit obligation at beginning of year	$607.6	$1,356.7	$10.8	$16.2
Service cost (1)	5.1	8.1	0.2	0.5
Interest cost (1)	21.9	41.5	0.4	0.5
Plan participants' contributions	—	—	—	—
Actuarial loss (gain)	59.6	8.4	1.0	(0.1)
Benefits paid, net	(32.8)	(65.9)	(0.1)	(0.1)
Plan settlements	(0.9)	—	—	—
Foreign currency exchange rate changes	1.3	(27.8)	0.1	(2.4)
Amounts distributed to New Energizer	(11.6)	(713.4)	—	(3.8)
Projected benefit obligation at end of year	$650.2	$607.6	$12.4	$10.8
Change in plan assets
Estimated fair value of plan assets at beginning of year	$373.6	$1,037.3	$—	$—
Actual return on plan assets	51.3	36.0	—	—
Company contributions	115.1	32.2	0.1	0.1
Plan participants' contributions	—	—	—	—
Plan settlements	(0.9)	—	—	—
Benefits paid	(32.8)	(65.9)	(0.1)	(0.1)
Foreign currency exchange rate changes	1.7	(12.9)	—	—
Amounts distributed to New Energizer	—	(653.1)	—	—
Estimated fair value of plan assets at end of year	$508.0	$373.6	$—	$—
Funded status at end of year	$(142.2)	$(234.0)	$(12.4)	$(10.8)

(1)
Service cost and interest cost included within this table for the first nine months of fiscal 2015 include those costs associated with pension plans transferred to New Energizer at the Separation. Those costs are included within discontinued operations and are not reflected in operating income from continuing operations within the Consolidated Statement of Earnings.

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statement of Changes in Shareholders' Equity:

	September 30,
	Pension		Postretirement
	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$1.0	$3.2	$—	$—
Current liabilities	(1.7)	(4.5)	(0.3)	(0.1)
Noncurrent liabilities	(141.5)	(232.7)	(12.1)	(10.7)
Net amount recognized	$(142.2)	$(234.0)	$(12.4)	$(10.8)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$198.0	$167.0	$(0.7)	$(2.7)
Prior service credit	—	—	—	(0.1)
Net amount recognized, pre-tax	$198.0	$167.0	$(0.7)	$(2.8)

The changes in other comprehensive loss associated with pension benefits included divestiture of net actuarial losses as a result of the Separation.

Pre-tax changes recognized in other comprehensive income for fiscal 2016 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss arising during the year	$39.3	$1.0
Effect of exchange rates	0.4	—
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service cost	—	0.1
Amortization or settlement recognition of net (loss) gain	(5.3)	1.0
Total recognized in other comprehensive income	$34.4	$2.1

The Company expects to contribute $9.0 to its pension plans and $0.3 to its postretirement plans in fiscal 2017.
The Company's expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2017	$40.2	$0.3
Fiscal 2018	40.9	0.3
Fiscal 2019	35.1	0.3
Fiscal 2020	35.1	0.3
Fiscal 2021	34.8	0.4
Fiscal 2022 to 2026	171.5	2.1

The accumulated benefit obligation for defined benefit pension plans was $633.1 and $593.7 at September 30, 2016 and 2015, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30,
	2016	2015
Projected benefit obligation	$628.1	$583.6
Accumulated benefit obligation	612.5	570.8
Estimated fair value of plan assets	485.0	346.3

Pension plan assets in the U.S. plan represent approximately 71% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: approximately 60% and (b) debt securities, including U.S. bonds: approximately 40%. Actual allocations at September 30, 2016 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2016. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.

The following table presents pension and postretirement expense:

	Fiscal Year
	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Service cost	$5.1	$8.1	$14.4	$0.2	$0.5	$2.0
Interest cost	21.9	41.5	54.6	0.4	0.5	0.8
Expected return on plan assets	(31.0)	(59.9)	(69.3)	—	—	—
Amortization of unrecognized prior service cost	—	0.2	0.3	(0.1)	(0.1)	—
Recognized net actuarial loss (gain)	5.3	8.1	18.5	(1.0)	(0.8)	(0.1)
Curtailment and other gain recognized	—	—	—	—	—	(1.1)
Settlement loss recognized	—	—	0.2	—	—	—
Net periodic benefit cost (credit)	1.3	(2.0)	18.7	(0.5)	0.1	1.6
Net periodic benefit (credit) cost associated with New Energizer	—	(5.9)	7.1	—	—	—
Net periodic benefit cost (credit) included in continuing operations	$1.3	$3.9	$11.6	$(0.5)	$0.1	$1.6

Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost (credit) during fiscal 2017, are as follows:

	Pension	Postretirement
Net actuarial (loss) gain	$(7.0)	$0.5
Prior service (cost) credit	$—	$—

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
The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Plan obligations:
Discount rate	3.0%	3.8%		2.8%	3.5%
Compensation increase rate	2.5%	2.5%		N/A	N/A
Net periodic benefit cost:
Discount rate	3.8%	3.8%	4.3%	3.5%	3.7%	4.9%
Expected long-term rate of return on plan assets	7.4%	7.6%	7.3%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.6%	3.1%	N/A	N/A	N/A

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described above.

The following table sets forth the estimated fair value of the Company's pension assets segregated by level within the estimated fair value hierarchy. Refer to Note 15 of Notes to Consolidated Financial Statements for further discussion on the estimated fair value hierarchy and estimated fair value principles.

	As of September 30, 2016
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$111.5	$—	$111.5
International equity	54.0	—	54.0
Debt
U.S. government	—	201.6	201.6
Other government	—	7.0	7.0
Corporate	—	1.3	1.3
Cash and cash equivalents	5.1	1.7	6.8
Other	—	18.5	18.5
Total, excluding investments valued at net asset value ("NAV")	170.6	230.1	400.7
Investments valued at NAV			107.3
Total	$170.6	$230.1	$508.0

	As of September 30, 2015
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$105.0	$—	$105.0
International equity	4.5	—	4.5
Debt
U.S. government	—	146.3	146.3
Other government	—	2.3	2.3
Corporate	—	1.6	1.6
Cash and cash equivalents	—	0.5	0.5
Other	—	16.4	16.4
Total, excluding investments valued at NAV	$109.5	$167.1	$276.6
Investments valued at NAV			97.0
Total	$109.5	$167.1	$373.6

The following table sets forth the estimated fair value of the Company's pension assets valued at NAV:

	As of September 30,
	2016	2015
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$16.8	$16.5
International equity	90.5	80.5
Total investments valued at NAV	$107.3	$97.0

There were no Level 3 pension assets as of September 30, 2016 and 2015.
The Company had no postretirement plan assets as of September 30, 2016 and 2015.

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

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participant's before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2016, 2015, and 2014 were $10.1, $14.5, and $13.7, respectively, and are reflected in SG&A and Cost of products sold.

Note 12 - Share-Based Payments
As of September 30, 2016, the Company had two share-based compensation plans - the Second Amended and Restated 2009 Incentive Stock Plan (the "2009 Plan") and the Incentive Stock Plan. The Incentive Stock Plan was superseded by the 2009 Plan, and new awards granted after January 2009 are issued under the 2009 Plan. The 2009 Plan provides for the award of restricted stock, RSE awards or share options to purchase the Company's common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2009 Plan is 12.0, of which 6.4 were available for future awards as of September 30, 2016.
Share options are granted at the market price on the grant date and generally vest ratably over three years. These awards typically have a maximum term of ten years. Restricted stock and RSE awards may also be granted. Option shares and prices, and restricted stock and RSE awards, are adjusted in conjunction with stock splits and other recapitalizations, including the Separation, so that the holder is in the same economic position before and after these equity transactions.
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against income from continuing operations for the Company's share-based compensation arrangements were $25.6, $33.1 and $30.5, respectively, for fiscal 2016, 2015 and 2014, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $9.6, $12.3 and $11.4, respectively, for fiscal 2016, 2015 and 2014. Restricted stock issuance and shares issued for share option exercises under the Company's share-based compensation program are generally issued from treasury shares.

Share Options
In July 2015, the Company granted non-qualified share option awards to certain executives and employees remaining with the Company after the Separation. The grant included 0.4 share option awards, which will vest ratably over three years. The grant-date fair value of awards, which was estimated using the Black-Scholes option pricing model, was $12.2, and is being recognized over the applicable vesting period. The share options remain exercisable for ten years from the date of grant. However, this term may be reduced under certain circumstances including the recipient's termination of employment.

The following table summarizes share option activity during fiscal 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on October 1, 2015	0.4	$100.68
Granted	—	—
Canceled	—	—
Exercised	—	—
Outstanding on September 30, 2016	0.4	$100.68	8.8	$—

Vested and unvested expected to vest as of September 30, 2016	0.4	$100.68	8.8	$—
Exercisable on September 30, 2016	0.1	100.68

No share options were exercised in fiscal 2016. The total intrinsic value of share option awards at the time of exercise for 2015 and 2014 were $4.5 and $9.6, respectively.
The following table presents the Company's assumptions utilized in the Black-Scholes option pricing model in the determination of the grant date fair value of share option awards granted in fiscal 2015. There were no share option awards granted in fiscal 2016 or 2014.

2015
Weighted-average fair value per share option	$28.77
Expected volatility	25.00%
Risk-free interest rate	1.94%
Expected share option life (in years)	6.0
Dividend yield	—%

As of September 30, 2016, there was an estimated $7.1 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of approximately 1.8 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2016:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2015	1.1	$100.04
Granted	—	84.92
Vested	(0.4)	100.41
Canceled	(0.2)	100.85
Non-vested at September 30, 2016	0.5	99.14

As of September 30, 2016, there was an estimated $25.6 of total unrecognized compensation costs related to RSE awards, which will be recognized over a weighted-average period of approximately 2.1 years. The weighted-average estimated fair value for RSE awards granted in fiscal 2016, 2015 and 2014 was $84.92, $112.58, and $104.22, respectively. The estimated fair value of RSE awards vested in fiscal 2016, 2015 and 2014 was $44.1, $57.1, and $47.2, respectively.

Note 13 - Shareholders' Equity
At September 30, 2016, there were 300.0 shares of the Company's common stock authorized, of which 1.3 shares were reserved under the 2009 and Incentive Stock Plans. The Company's Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value of preferred stock. As of September 30, 2016, there were no shares of preferred stock issued or outstanding.
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. This authorization replaced the prior share repurchase authorization. During fiscal 2016, the Company repurchased 2.5 shares of its common stock for $196.6, all of which were purchased under this authorization. The Company has 5.5 shares remaining under the Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2016, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSE awards.
During fiscal 2016, the Company paid $0.6 cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015, and does not currently intend to declare dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and the Company's financial condition and will be declared at the sole discretion of the Board. In fiscal 2015, the Company declared cash dividends of $94.2, or $1.50 per share.

Note 14 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at September 30, 2014	$(78.2)	$(202.8)	$9.9	$(271.1)
OCI before reclassifications	(145.1)	(12.3)	(24.3)	(181.7)
Venezuela deconsolidation charge	33.7	—	—	33.7
Amounts distributed to New Energizer	120.5	104.5	(3.2)	221.8
Reclassifications to earnings	—	4.9	20.9	25.8
Balance at September 30, 2015	(69.1)	(105.7)	3.3	(171.5)
OCI before reclassifications	1.0	(25.6)	(7.2)	(31.8)
Amounts distributed to New Energizer	—	2.3	—	2.3
Reclassifications to earnings	—	2.7	1.1	3.8
Balance at September 30, 2016	$(68.1)	$(126.3)	$(2.8)	$(197.2)

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2016	2015	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$1.2	$29.9	Other expense (income), net
	1.2	29.9	Total before tax
	(0.1)	(9.0)	Tax expense
	$1.1	$20.9	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	$(0.1)	$0.1	(1)
Actuarial losses	4.3	7.3	(1)
	4.2	7.4	Total before tax
	(1.5)	(2.5)	Tax expense
	$2.7	$4.9	Net of tax
Foreign currency translation adjustments
Venezuela deconsolidation charge	$—	$33.7	Venezuela deconsolidation charge
	$—	$33.7

Total reclassifications for the period	$3.8	$59.5	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost. See Note 11 of Notes to Consolidated Financial Statements.

Note 15 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at September 30, 2016 and September 30, 2015, as well as the Company's objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2016, the Company had $731.3 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Company's revolving credit facilities in the U.S. and the Netherlands and the Company's term loan.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates (collectively, "Wal-Mart"), accounted for approximately 25% of net sales in fiscal 2016. No other customer accounted for more than 10.0% of the Company's consolidated net sales. Purchases by Wal-Mart included products from all of the Company's segments. Additionally, in fiscal 2016, Target Corporation represented approximately 11%, 11% and 16% of net sales for the Company's Sun and Skin Care, Feminine Care and All Other segments, respectively, and Toys "R" Us, Inc. represents 11% of net sales for the Company's All Other segment.
Product Concentration. Within the Wet Shave segment, the Company's razor and blades represented 53.3%, 52.8% and 54.0% of net sales and within the Sun and Skin Care segment, sun care products represented 14.3%, 13.2% and 12.9% of net sales during fiscal 2016, 2015 and 2014, respectively.

Cash Flow Hedges
At September 30, 2016, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $4.3 at September 30, 2016 and a pre-tax gain of $4.6 at September 30, 2015 on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2016 levels over the next twelve months, approximately $4.2 of the pre-tax loss included in Accumulated other comprehensive loss at September 30, 2016, is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2018. There were 70 open foreign currency contracts at September 30, 2016 with a total notional value of $140.3.

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
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for fiscal 2016 resulted in a loss of $10.1 and for fiscal 2015 resulted in a gain of $13.1 and was recorded in Other expense (income), net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2016, with a total notional value of $115.4.

The following table provides estimated fair values and the amounts of gains and losses on derivative instruments classified as cash flow hedges:

	At September 30, 2016	Fiscal 2016
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Liability (1) (2)	Loss Recognized in OCI (3)	Gain Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$(4.3)	$(7.7)	$1.2

	At September 30, 2015	Fiscal 2015
Derivatives designated as Cash Flow Hedging Relationships	Estimated Fair Value, Asset (1) (2)	Gain Recognized in OCI (3)	Gain Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts	$4.6	$20.0	$29.9

		Fiscal 2014
Derivatives designated as Cash Flow Hedging Relationships		Gain Recognized in OCI (3)	Gain Reclassified From OCI into Income (Effective Portion) (4) (5)
Foreign currency contracts		$17.7	$4.7

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

(3)	OCI is defined as Other comprehensive loss.

(4)	Gain reclassified to income was recorded as follows: foreign currency contracts in Other expense (income), net.

(5)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values and the amounts of gains and losses on derivative instruments not classified as cash flow hedges:

	At September 30, 2016	Fiscal 2016
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value (Liability)	Loss Recognized in Income (1)
Foreign currency contracts	$(1.3)	$(10.1)
Total	$(1.3)	$(10.1)

	At September 30, 2015	Fiscal 2015
Derivatives not designated as Cash Flow Hedging Relationships	Estimated Fair Value Asset	Gain Recognized in Income (1)
Share option (2)	$—	$0.5
Foreign currency contracts	1.3	13.1
Total	$1.3	$13.6

		Fiscal 2014
Derivatives not designated as Cash Flow Hedging Relationships		Gain Recognized in Income (1)
Share option (2)		$12.3
Foreign currency contracts		4.2
Total		$16.5

(1)	(Loss) gain recognized in income was recorded as follows: share option in SG&A and foreign currency contracts in Other expense (income), net.

(2)	The Company held a share option with a major financial institution, which matured in November 2014 and was subsequently not renewed.

The following table provides financial assets and liabilities as required by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets

		At September 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign Currency Contracts	Other Current Assets, Other Assets	$1.7	$—	$1.7	$6.6	$(0.5)	$6.1

Offsetting of derivative liabilities

		At September 30, 2016			At September 30, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign Currency Contracts	Other Current Liabilities, Other Liabilities	$(6.2)	$0.2	$(6.0)	$(0.2)	$—	$(0.2)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value, that are measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	September 30,
	2016	2015
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(84.5)	$(90.0)
Derivatives - foreign currency contracts	(5.6)	5.9
Net liabilities at estimated fair value	$(90.1)	$(84.1)

At September 30, 2016 and September 30, 2015, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At September 30, 2016 and September 30, 2015, the fair market value of fixed rate long-term debt was $1,106.2 and $1,059.8, respectively, compared to its carrying value of $1,094.7 and $1,093.7, respectively. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, excluding revolving credit facilities, which consists of bank debt, was $185.0 compared to its carrying value of $184.5. The estimated fair value is equal to the face value of the debt. The estimated fair values of long-term debt, excluding revolving credit facilities, have been determined based on level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Company's revolving credit facilities, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings and the revolving credit agreements have been determined based on level 2 inputs.
At September 30, 2016, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 16 - Commitments and Contingencies
Operating Leases
Total rental expense less sublease rental income for all operating leases was $13.1, $12.9 and $15.4 in fiscal 2016, 2015 and 2014, respectively. Future minimum rental commitments under non-cancellable operating leases in effect as of September 30, 2016, were $11.6 in fiscal 2017, $8.2 in fiscal 2018, $6.2 in fiscal 2019, $5.4 in fiscal 2020, $2.1 in fiscal 2021 and $2.4 thereafter. These leases are primarily for office facilities.

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

•	Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products, as well as Wet Ones wipes and Playtex household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Sport, Stayfree, Carefree and o.b. brands, as well as personal cleansing wipes under the Playtex brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, the Venezuela deconsolidation charge, Industrial sale charges, Cost of early debt retirements, acquisition or integration, and the amortization and impairment of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
The Company's operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions, and in most cases a combined sales force and management teams. The Company applies a fully allocated cost basis, in which shared business functions are allocated among the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.
Prior periods have been recast to reflect the Company's current segment reporting.
Segment net sales and profitability are presented below:

	Fiscal Year
	2016	2015	2014
Net Sales
Wet Shave	$1,425.8	$1,441.3	$1,585.8
Sun and Skin Care	414.9	403.6	424.5
Feminine Care	388.9	398.2	404.5
All Other	132.4	178.1	197.4
Total net sales	$2,362.0	$2,421.2	$2,612.2

Segment Profit
Wet Shave	$290.2	$308.7	$388.2
Sun and Skin Care	89.5	71.5	73.9
Feminine Care	39.1	48.7	51.1
All Other	28.4	24.6	17.4
Total segment profit	447.2	453.5	530.6

General corporate and other expenses	(80.4)	(122.0)	(151.8)
Impairment charge	(6.5)	(318.2)	—
Venezuela deconsolidation charge	—	(79.3)	—
Spin costs (1)	(12.0)	(142.0)	(24.4)
Spin restructuring charges	—	(28.3)	—
Restructuring and related costs (2)	(38.8)	(27.0)	(53.5)
Industrial sale charges	(0.2)	(32.7)	—
Feminine care brands acquisition and integration costs (3)	—	—	(9.5)
Acquisition inventory valuation (3)	—	—	(8.0)
Net pension and postretirement benefit gains	—	—	1.1
Other realignment and integration	—	—	(1.0)
Amortization of intangibles	(14.4)	(15.1)	(17.9)
Cost of early debt retirements	—	(59.6)	—
Interest and other expense, net	(75.0)	(88.0)	(119.8)
Total earnings (loss) from continuing operations before income taxes	$219.9	$(458.7)	$145.8

Depreciation and amortization
Wet Shave	$45.8	$44.0	$51.9
Sun and Skin Care	11.3	10.5	10.0
Feminine Care	19.3	15.0	14.0
All Other	5.1	4.9	5.2
Total segment depreciation and amortization	81.5	74.4	81.1
Corporate	15.0	16.9	20.6
Total depreciation and amortization	$96.5	$91.3	$101.7

	Fiscal Year
	2016	2015	2014
Total Assets
Wet Shave	$757.4	$878.5
Sun and Skin Care	164.9	202.3
Feminine Care	253.3	258.7
All Other	34.5	43.5
Total segment assets	1,210.1	1,383.0
Corporate (4)	756.0	773.0
Goodwill and other intangible assets, net	2,805.4	2,830.3
Total assets	$4,771.5	$4,986.3

Capital Expenditures
Wet Shave	$39.9	$43.0	$24.5
Sun and Skin Care	12.4	13.2	7.3
Feminine Care	12.6	14.0	7.1
All Other	4.2	6.9	3.7
Total segment capital expenditures	69.1	77.1	42.6
Corporate	0.4	—	7.5
Total capital expenditures	$69.5	$77.1	$50.1

(1)	Includes pre-tax SG&A of $11.8, $137.8 and $24.4 for fiscal 2016, 2015 and 2014, respectively, and pre-tax Cost of products sold of $0.2 and $4.2 for fiscal 2016 and 2015, respectively.

(2)
Includes pre-tax SG&A of $0.3 and $4.3 for fiscal 2015 and 2014, respectively, associated with certain information technology and related activities. Also includes pre-tax Cost of products sold of $1.8 for fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring and positive pre-tax Cost of products sold of $0.7 for fiscal 2014, associated with the Company's restructuring.

(3)
Fiscal 2014 includes pre-tax acquisition and integration costs of $9.5 related to the fiscal 2014 feminine care brands acquisition, as well as a $8.0 pre-tax inventory valuation adjustment recorded within Cost of products sold.

(4)
Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments. In addition, corporate assets for fiscal 2014 includes assets attributable to the Household Products business.

The following table presents geographic segment information:

	Fiscal Year
	2016	2015	2014
Net Sales to Customers
United States	$1,392.0	$1,403.6	$1,444.7
International	970.0	1,017.6	1,167.5
Total net sales	$2,362.0	$2,421.2	$2,612.2

Long-lived Assets
United States	$343.7	$325.4
Canada	34.3	60.1
Germany	39.1	45.4
Other International	69.0	68.0
Total long-lived assets excluding goodwill and intangibles	$486.1	$498.9

The Company's international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company's total net sales. For information on customer concentration and product concentration risk, see Note 15 of Notes to Consolidated Financial Statements.

Supplemental product information is presented below for net sales:

	Fiscal Year
	2016	2015	2014
Razors and blades	$1,259.5	$1,278.2	$1,411.6
Tampons, pads and liners	388.9	398.2	404.5
Sun care products	337.7	320.1	337.3
Infant care and other	132.4	178.1	197.4
Shaving gels and creams	166.3	163.1	174.2
Skin care products	77.2	83.5	87.2
Total net sales	$2,362.0	$2,421.2	$2,612.2

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,627.9	$1,141.6	$(407.5)	$2,362.0
Cost of products sold	—	942.6	667.0	(407.5)	1,202.1
Gross profit	—	685.3	474.6	—	1,159.9

Selling, general and administrative expense	5.3	264.3	143.1	—	412.7
Advertising and sales promotion expense	—	224.4	112.3	—	336.7
Research and development expense	—	70.4	1.5	—	71.9
Impairment charge	—	6.5	—	—	6.5
Restructuring charges	—	15.0	22.0	—	37.0
Industrial sale charges	—	0.2	—	—	0.2
Interest expense associated with debt	54.5	10.2	7.1	—	71.8
Other (income) expense, net	—	(1.3)	4.5	—	3.2
Intercompany service fees	—	(17.5)	17.5	—	—
Equity in earnings of subsidiaries	(216.2)	(112.6)	—	328.8	—
Earnings before income taxes	156.4	225.7	166.6	(328.8)	219.9
Income tax provision (benefit)	(22.3)	22.7	40.8	—	41.2
Net earnings	$178.7	$203.0	$125.8	$(328.8)	$178.7

Statement of Comprehensive Income:
Net earnings	$178.7	$203.0	$125.8	$(328.8)	$178.7
Other comprehensive loss, net of tax	(28.0)	(29.4)	(18.4)	47.8	(28.0)
Total comprehensive income	$150.7	$173.6	$107.4	$(281.0)	$150.7

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,674.0	$977.2	$(230.0)	$2,421.2
Cost of products sold	—	1,025.3	445.8	(233.7)	1,237.4
Gross profit	—	648.7	531.4	3.7	1,183.8

Selling, general and administrative expense	95.5	276.1	200.0	—	571.6
Advertising and sales promotion expense	—	243.8	124.1	(0.8)	367.1
Research and development expense	—	68.9	2.1	—	71.0
Impairment charge	—	318.2	—	—	318.2
Venezuela deconsolidation charge	—	66.7	12.6	—	79.3
Spin restructuring charges	—	3.8	24.5	—	28.3
Restructuring charges	—	11.2	15.5	—	26.7
Industrial sale charges	—	33.0	(0.3)	—	32.7
Cost of early debt retirements	59.6	—	—	—	59.6
Interest expense associated with debt	95.0	(0.3)	5.1	—	99.8
Intercompany interest (income) expense	(73.5)	73.8	(0.3)	—	—
Other expense (income), net	—	0.1	(11.9)	—	(11.8)
Intercompany service fees	—	7.9	(7.9)	—	—
Equity in loss (earnings) of subsidiaries	142.7	(135.4)	—	(7.3)	—
(Loss) earnings from continuing operations before income taxes	(319.3)	(319.1)	167.9	11.8	(458.7)
Income tax (benefit) provision	(43.7)	(155.4)	32.0	4.5	(162.6)
(Loss) earnings from continuing operations	(275.6)	(163.7)	135.9	7.3	(296.1)
Earnings from discontinued operations, net of tax	0.3	9.6	10.9	—	20.8
Net (loss) earnings	$(275.3)	$(154.1)	$146.8	$7.3	$(275.3)

Statement of Comprehensive (Loss) Income:
Net (loss) earnings	$(275.3)	$(154.1)	$146.8	$7.3	$(275.3)
Other comprehensive loss, net of tax	(122.2)	(77.6)	(117.5)	195.1	(122.2)
Total comprehensive (loss) income	$(397.5)	$(231.7)	$29.3	$202.4	$(397.5)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,715.3	$1,378.9	$(482.0)	$2,612.2
Cost of products sold	—	988.5	812.1	(478.3)	1,322.3
Gross profit	—	726.8	566.8	(3.7)	1,289.9

Selling, general and administrative expense	30.5	299.0	205.2	—	534.7
Advertising and sales promotion expense	—	227.1	145.1	(0.9)	371.3
Research and development expense	—	67.6	1.9	—	69.5
Restructuring charges	—	14.6	35.3	—	49.9
Net pension and post-retirement gains	—	—	(1.1)	—	(1.1)
Interest expense associated with debt	115.4	0.1	3.5	—	119.0
Intercompany interest (income) expense	(113.2)	113.3	—	(0.1)	—
Other expense, net	—	0.7	0.1	—	0.8
Intercompany service fees	—	27.6	(27.2)	(0.4)	—
Equity in earnings of subsidiaries	(383.8)	(339.5)	—	723.3	—
Earnings from continuing operations before income taxes	351.1	316.3	204.0	(725.6)	145.8
Income tax (benefit) provision	(5.0)	(2.1)	37.5	(2.3)	28.1
Earnings from continuing operations	356.1	318.4	166.5	(723.3)	117.7
Earnings from discontinued operations	—	51.1	187.3	—	238.4
Net earnings	$356.1	$369.5	$353.8	$(723.3)	$356.1

Statement of Comprehensive Income:
Net earnings	$356.1	$369.5	$353.8	$(723.3)	$356.1
Other comprehensive loss, net of tax	(98.2)	(69.5)	(89.0)	158.5	(98.2)
Total comprehensive income	$257.9	$300.0	$264.8	$(564.8)	$257.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5.8	$733.1	$—	$738.9
Trade receivables, net	—	108.9	151.8	—	260.7
Inventories	—	187.7	121.5	—	309.2
Other current assets	—	43.7	99.5	—	143.2
Total current assets	—	346.1	1,105.9	—	1,452.0
Investment in subsidiaries	3,483.7	825.0	—	(4,308.7)	—
Intercompany receivables, net (1)	—	487.6	53.5	(541.1)	—
Intercompany notes receivable (1)	—	1.9	—	(1.9)	—
Property, plant and equipment, net	—	343.8	142.3	—	486.1
Goodwill	—	1,061.9	358.4	—	1,420.3
Other intangible assets, net	—	1,235.1	150.0	—	1,385.1
Other assets	2.0	0.1	25.9	—	28.0
Total assets	$3,485.7	$4,301.5	$1,836.0	$(4,851.7)	$4,771.5

Liabilities and Shareholders' Equity
Current liabilities	$21.4	$288.4	$558.4	$—	$868.2
Intercompany payables, net (1)	541.1	—	—	(541.1)	—
Intercompany notes payable (1)	—	—	1.9	(1.9)	—
Long-term debt	1,094.2	450.0	—	—	1,544.2
Deferred income tax liabilities	—	232.4	22.9	—	255.3
Other liabilities	—	236.3	38.5	—	274.8
Total liabilities	1,656.7	1,207.1	621.7	(543.0)	2,942.5
Total shareholders' equity	1,829.0	3,094.4	1,214.3	(4,308.7)	1,829.0
Total liabilities and shareholders' equity	$3,485.7	$4,301.5	$1,836.0	$(4,851.7)	$4,771.5

(1)
Intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONDNESED CONSOLIDATING BALANCE SHEETS
September 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$2.9	$709.2	$—	$712.1
Trade receivables, net	—	113.7	166.1	—	279.8
Inventories	—	200.3	174.0	(41.5)	332.8
Other current assets	—	171.9	132.9	7.1	311.9
Total current assets	—	488.8	1,182.2	(34.4)	1,636.6
Investment in subsidiaries	3,409.8	793.6	—	(4,203.4)	—
Intercompany receivables, net (1)	—	230.9	53.4	(284.3)	—
Intercompany notes receivable (1)	189.1	1.9	—	(191.0)	—
Property, plant and equipment, net	—	325.4	173.5	—	498.9
Goodwill	—	1,061.9	359.9	—	1,421.8
Other intangible assets, net	—	1,254.4	154.1	—	1,408.5
Other assets	2.8	0.1	17.6	—	20.5
Total assets	$3,601.7	$4,157.0	$1,940.7	$(4,713.1)	$4,986.3

Liabilities and Shareholders' Equity
Current liabilities	$22.0	$313.0	$331.8	$—	$666.8
Intercompany payables, net (1)	284.3	—	—	(284.3)	—
Intercompany notes payable (1)	—	189.1	1.9	(191.0)	—
Long-term debt	1,428.7	—	269.9	—	1,698.6
Deferred income tax liabilities	—	304.4	31.4	—	335.8
Other liabilities	2.6	315.5	137.3	(34.4)	421.0
Total liabilities	1,737.6	1,122.0	772.3	(509.7)	3,122.2
Total shareholders' equity	1,864.1	3,035.0	1,168.4	(4,203.4)	1,864.1
Total liabilities and shareholders' equity	$3,601.7	$4,157.0	$1,940.7	$(4,713.1)	$4,986.3

(1)
Intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash from (used by) operating activities	$207.8	$(47.0)	$47.4	$(31.8)	$176.4

Cash Flow from Investing Activities
Capital expenditures	—	(51.8)	(17.7)	—	(69.5)
Payment for equity contributions	(10.6)	(11.1)	—	21.7	—
Net cash (used by) from investing activities	(10.6)	(62.9)	(17.7)	21.7	(69.5)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	746.0	10.3	—	756.3
Cash payments on debt with original maturities greater than 90 days	—	(631.0)	—	—	(631.0)
Net (decrease) increase in debt with original maturity days of 90 or less	—	(12.8)	1.7	—	(11.1)
Deferred finance expense	(0.6)	—	—	—	(0.6)
Common shares purchased	(196.6)	—	—	—	(196.6)
Proceeds for equity contributions	—	10.6	11.1	(21.7)	—
Intercompany dividend	—	—	(31.8)	31.8	—
Net cash (used by) from financing activities	(197.2)	112.8	(8.7)	10.1	(83.0)

Effect of exchange rate changes on cash	—	—	2.9	—	2.9

Net increase in cash and cash equivalents	—	2.9	23.9	—	26.8
Cash and cash equivalents, beginning of period	—	2.9	709.2	—	712.1
Cash and cash equivalents, end of period	$—	$5.8	$733.1	$—	$738.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used by) from operating activities	$(178.9)	$(24.2)	$351.9	$—	$148.8

Cash Flow from Investing Activities
Capital expenditures	—	(75.2)	(24.2)	—	(99.4)
Change related to Venezuela operations	—	—	(93.8)	—	(93.8)
Acquisitions, net of cash acquired	—	(12.1)	—	—	(12.1)
Proceeds from sale of assets	—	2.5	14.1	—	16.6
Proceeds from intercompany notes	1,350.0	—	100.0	(1,450.0)	—
Payments for intercompany notes	(499.1)	—	(100.0)	599.1	—
Intercompany receivables and payables, net	—	(294.6)	—	294.6	—
Investments in subsidiaries	—	270.0	(270.0)	—	—
Payment for equity contributions	—	(16.1)	—	16.1	—
Change in restricted cash	—	—	13.9	—	13.9
Net cash from (used by) investing activities	850.9	(125.5)	(360.0)	(540.2)	(174.8)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	1,335.0	999.0	270.2	—	2,604.2
Cash payments on debt with original maturities greater than 90 days	(1,900.0)	—	—	—	(1,900.0)
Net (decrease) increase in debt with original maturity days of 90 or less	(135.0)	11.6	(129.2)	—	(252.6)
Deferred finance expense	(2.6)	(12.3)	(0.2)	—	(15.1)
Proceeds from intercompany notes	—	599.1	—	(599.1)	—
Payments for intercompany notes	—	(1,450.0)	—	1,450.0	—
Common shares purchased	(175.2)	—	—	—	(175.2)
Cash dividends paid	(93.2)	—	—	—	(93.2)
Transfer of cash and cash equivalents to New Energizer	—	(12.4)	(487.3)	—	(499.7)
Proceeds from issuance of common shares, net	4.4	—	—	—	4.4
Intercompany receivables and payables, net	294.6	—	—	(294.6)	—
Proceeds for equity contributions	—	—	16.1	(16.1)	—
Intercompany dividend	—	14.3	(14.3)	—	—
Net cash (used by) from financing activities	(672.0)	149.3	(344.7)	540.2	(327.2)

Effect of exchange rate changes on cash	—	—	(63.7)	—	(63.7)

Net decrease in cash and cash equivalents	—	(0.4)	(416.5)	—	(416.9)
Cash and cash equivalents, beginning of period	$—	3.3	1,125.7	—	1,129.0
Cash and cash equivalents, end of period	$—	$2.9	$709.2	$—	$712.1

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2014

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used by) from operating activities	$(108.2)	$370.1	$365.5	$(55.4)	$572.0

Cash Flow from Investing Activities
Capital expenditures	—	(53.8)	(31.5)	—	(85.3)
Acquisitions, net of cash acquired	—	(52.0)	(135.1)	—	(187.1)
Proceeds from sale of assets	—	8.1	1.0	—	9.1
Proceeds from intercompany notes	140.1	2.5	—	(142.6)	—
Payments from intercompany notes	—	—	(12.9)	12.9	—
Intercompany receivables and payables, net	(135.0)	(302.0)	(55.5)	492.5	—
Payment for equity contributions	—	(44.2)	—	44.2	—
Change in restricted cash	—	—	(0.1)	—	(0.1)
Net cash from (used by) investing activities	5.1	(441.4)	(234.1)	407.0	(263.4)

Cash Flow from Financing Activities
Cash payments on debt with original maturities greater than 90 days	(140.1)	—	—	—	(140.1)
Net increase in debt with original maturity days of 90 or less	135.0	2.9	56.3	—	194.2
Proceeds for intercompany notes	—	12.9	—	(12.9)	—
Payments for intercompany notes	—	(140.1)	(2.5)	142.6	—
Common shares purchased	(94.4)	—	—	—	(94.4)
Cash dividends paid	(123.9)	—	—	—	(123.9)
Proceeds from issuance of common shares, net	9.9	—	—	—	9.9
Excess tax benefits from share-based payments	6.6	—	—	—	6.6
Intercompany receivables and payables, net	302.0	190.5	—	(492.5)	—
Proceeds from equity contributions	—	—	44.2	(44.2)	—
Capital contribution	—	—	(55.4)	55.4	—
Net cash from financing activities	95.1	66.2	42.6	(351.6)	(147.7)

Effect of exchange rate changes on cash	—	—	(30.2)	—	(30.2)

Net (decrease) increase in cash and cash equivalents	(8.0)	(5.1)	143.8	—	130.7
Cash and cash equivalents, beginning of period	8.0	8.4	981.9	—	998.3
Cash and cash equivalents, end of period	$—	$3.3	$1,125.7	$—	$1,129.0

Note 19 - Quarterly Financial Information (Unaudited)

	Fiscal 2016 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$495.1	$611.2	$645.1	$610.6
Gross profit	227.5	311.1	311.2	310.1
Net earnings (1) (2) (6)	23.7	66.1	36.7	52.2

Basic earnings per share (7)	0.40	1.11	0.62	0.89
Diluted earnings per share (7)	0.39	1.10	0.61	0.88

	Fiscal 2015 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$537.1	$651.1	$672.9	$560.1
Gross profit	256.8	334.3	323.4	269.3
Earnings (loss) from continuing operations (1) (2) (3) (4) (5) (6)	19.9	(54.6)	(67.7)	(193.7)
Earnings (loss) from discontinued operations, net of tax	85.2	(33.8)	(4.8)	(25.8)
Net earnings (loss)	105.1	(88.4)	(72.5)	(219.5)

Basic earnings (loss) per share (7)
Continuing operations	$0.32	$(0.88)	$(1.09)	$(3.15)
Discontinued operations	1.37	(0.54)	(0.08)	(0.42)
Net earnings (loss)	1.70	(1.42)	(1.17)	(3.57)

Diluted earnings (loss) per share (7)
Continuing operations	$0.32	$(0.88)	$(1.09)	$(3.15)
Discontinued operations	1.37	(0.54)	(0.08)	(0.42)
Net earnings (loss)	1.69	(1.42)	(1.17)	(3.57)

(1)
Restructuring and related costs were $18.5, $5.1, $5.8 and $9.4 for the first, second, third and fourth quarters of fiscal 2016, respectively, and $9.1, $6.6, $5.0 and $6.3 for the first, second, third and fourth quarters of fiscal 2015, respectively. See Note 5 of Notes to Consolidated Financial Statements.

(2)
Separation related costs were $7.5, $1.7 and $2.8 for the first, second and third quarters of fiscal 2016, respectively, and $23.8, $32.2, $55.7 and $30.3 the first, second, third and fourth quarters of fiscal 2015, respectively. See Note 3 of Notes to Consolidated Financial Statements.

(3)	The second quarter of fiscal 2015 includes a charge of $79.3 as a result of deconsolidating the Company's Venezuelan subsidiaries. See Note 1 of Notes to Consolidated Financial Statements.

(4)	The third quarter of fiscal 2015 includes early debt retirement costs of $59.6 associated with the prepayment of the Company's private placement notes.

(5)
The third and fourth quarters of fiscal 2015 were impacted by Industrial sale charges. The Company recorded charges of $21.9 in the third quarter, primarily consisting of fixed asset and intangible impairments. A loss on the sale of $10.8 was recorded during the fourth quarter. See Note 3 of Notes to Consolidated Financial Statements.

(6)	The fourth quarters of fiscal 2016 and 2015 include non-cash impairment charges of $6.5 and $318.2 related to intangible assets, respectively. See Note 8 of Notes to Consolidated Financial Statements.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as defined under Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management determined that our internal control over financial reporting was effective as of September 30, 2016.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission ("SEC") within 120 days after September 30, 2016.
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

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than 5% of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2016.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP, our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)	Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income (Loss) for the fiscal years ended September 30, 2016, 2015 and 2014.

•	Consolidated Balance Sheets as of September 30, 2016 and 2015.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2016, 2015 and 2014.

•	Consolidated Statement of Changes in Shareholders' Equity for the period from October 1, 2013 to September 30, 2016.

•	Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2016	2015	2014
Allowance for Doubtful Accounts
Balance at beginning of year	$5.4	$13.4	$16.0
Provision charged to expense, net of reversals	(0.3)	0.9	(1.3)
Write-offs, less recoveries, translation, other	(0.2)	(2.9)	(1.3)
Amounts distributed to New Energizer	—	(6.0)	—
Balance at end of year	$4.9	$5.4	$13.4

Income Tax Valuation Allowance
Balance at beginning of year	$8.4	$13.3	$9.5
Provision charged to expense	—	9.6	7.6
Reversal of provision charged to expense	—	—	(3.0)
Amounts distributed to New Energizer	—	(14.5)	—
Translation, other	0.1	—	(0.8)
Balance at end of year	$8.5	$8.4	$13.3

3)	Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

By	/s/ David P. Hatfield
David P. Hatfield
Chief Executive Officer

Date: November 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ David P. Hatfield
David P. Hatfield (principal executive officer)	Chief Executive Officer and Chairman of the Board

/s/ Sandra J. Sheldon
Sandra J. Sheldon (principal financial officer)	Chief Financial Officer

/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer (principal accounting officer)	Chief Accounting Officer and Vice President, Controller

/s/ Daniel J. Heinrich
Daniel J. Heinrich	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ R. David Hoover
R. David Hoover	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Elizabeth Valk Long
Elizabeth Valk Long	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

Date: November 18, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit
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

10.6
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

10.8	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of the Company’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.9**	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement for the fiscal year ended September 30, 2015.)

10.10**	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.11**	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.12**	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.13**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014).

10.14**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.15**	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.16*, **	Form of Performance Restricted Stock Equivalent Award Agreement.

10.17**	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.18**
Form of appointment Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.19**	Form of Change of Control Employment Agreements, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 6, 2009).

10.20**
Form of Change of Control Employment Agreement for use with designated individuals subsequent to January 1, 2012 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.21**	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.22**
Separation Agreement and General Release by and between Daniel Sescleifer and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 27, 2015).

10.23**
January 1, 2015 Restatement of the Company's Executive Savings Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.24**
Amendment to the Company's Executive Savings Investment Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.25**
2010 Restatement of the Company's Supplemental Executive Retirement Plan dated October 15, 2010 (incorporated by reference to Exhibit 10.54 of Amendment No. 1 to the Company's Annual Report on Form 10-K/A, filed May 16, 2011).

10.26**
First Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form10-K for the year ended September 30, 2015).

10.27**
Second Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.28**
2009 Restatement of the Company's Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended September 30, 2008).

10.29**
First Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.30**
Amendment No. 2 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.31**
Amendment No. 3 to 2009 Restatement of the Company's Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.32**
Amendment No. 4 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.33**
Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.34**	Form of Executive Officer Strategic Transaction Incentive Agreement (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended September 30, 2014).

10.35**	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.36*, **	Amended and Restated Executive Officer Bonus Plan.

10.37**
2009 Restatement of the Company's Financial Planning Plan dated effective as of January 1, 2009 (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to the Company's Annual Report on Form 10-K/A, filed May 16, 2011).

10.38**	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 28, 2016).

12*	Calculation of Earnings to Fixed Charges.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the years ended September 30, 2014, 2015 and 2016, (ii) the Consolidated Balance Sheets at September 30, 2015 and 2016, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2015 and 2016, (iv) Consolidated Statement of Changes in Shareholders' Equity for the period from October 1, 2013 to September 30, 2016, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2016.

*Filed herewith.
**Denotes a management contract or compensatory plan or arrangement.
***The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.