Form 10-Q
period 2016-12-31
EDGEWELL PERSONAL CARE Co
filed 2017-02-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Common shares, $0.01 par value - 57,419,038 shares as of January 31, 2017.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2016	2015
Net sales	$485.0	$495.1
Cost of products sold	257.0	267.6
Gross profit	228.0	227.5

Selling, general and administrative expense	93.8	100.4
Advertising and sales promotion expense	50.6	46.6
Research and development expense	16.3	16.0
Restructuring charges	6.9	18.5
Interest expense associated with debt	17.4	17.7
Other income, net	(1.9)	(2.4)
Earnings before income taxes	44.9	30.7
Income tax provision	11.4	7.0
Net earnings	$33.5	$23.7

Earnings per share:
Basic net earnings per share	$0.58	$0.40
Diluted net earnings per share	0.58	0.39

Statement of Comprehensive Income:
Net earnings	$33.5	$23.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(38.7)	(10.5)
Pension and postretirement activity, net of tax of $0.6 and $0.4	3.9	0.5
Deferred gain (loss) on hedging activity, net of tax of ($4.1) and $0.9	7.9	(1.9)
Total other comprehensive loss, net of tax	(26.9)	(11.9)
Total comprehensive income	$6.6	$11.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2016	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$418.5	$738.9
Trade receivables, less allowance for doubtful accounts of $5.5 and $4.9	228.4	260.7
Inventories	339.0	309.2
Other current assets	151.7	143.2
Total current assets	1,137.6	1,452.0
Property, plant and equipment, net	472.6	486.1
Goodwill	1,429.1	1,420.3
Other intangible assets, net	1,388.5	1,385.1
Other assets	27.4	28.0
Total assets	$4,455.2	$4,771.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$281.8
Notes payable	18.3	18.5
Accounts payable	181.6	196.5
Other current liabilities	273.4	371.4
Total current liabilities	473.3	868.2
Long-term debt	1,680.5	1,544.2
Deferred income tax liabilities	255.8	255.3
Other liabilities	267.6	274.8
Total liabilities	2,677.2	2,942.5
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 57,305,242 and 57,914,448 outstanding	0.7	0.7
Additional paid-in capital	1,630.1	1,642.5
Retained earnings	981.1	946.0
Common shares in treasury at cost, 7,946,747 and 7,337,541	(609.8)	(563.0)
Accumulated other comprehensive loss	(224.1)	(197.2)
Total shareholders' equity	1,778.0	1,829.0
Total liabilities and shareholders' equity	$4,455.2	$4,771.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2016	2015
Cash Flow from Operating Activities
Net earnings	$33.5	$23.7
Non-cash restructuring costs	1.7	0.7
Depreciation and amortization	23.4	20.2
Non-cash items included in income, net	(0.5)	7.2
Share-based compensation expense	5.7	6.4
Other, net	(4.1)	(11.5)
Changes in current assets and liabilities used in operations	(118.7)	(105.4)
Net cash used by operating activities	(59.0)	(58.7)

Cash Flow from Investing Activities
Capital expenditures	(13.7)	(14.5)
Acquisitions, net of cash acquired	(34.0)	—
Net cash used by investing activities	(47.7)	(14.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	146.0	347.8
Cash payments on debt with original maturities greater than 90 days	(287.0)	(203.0)
Net decrease in debt with original maturities of 90 days or less	(0.4)	(2.2)
Common shares purchased	(58.0)	(78.9)
Net cash (used by) from financing activities	(199.4)	63.7

Effect of exchange rate changes on cash	(14.3)	(8.4)

Net decrease in cash and cash equivalents	(320.4)	(17.9)
Cash and cash equivalents, beginning of period	738.9	712.1
Cash and cash equivalents, end of period	$418.5	$694.2

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company, and its subsidiaries (collectively, "Edgewell" or the "Company"), is one of the world's largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. Edgewell has a portfolio of over 25 brands and a global footprint in more than 50 countries.
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge®, Skintimate®, Shave Guard and Personna® brands, as well as non-branded products. The Company's wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•	Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products and Bulldog® men's skin care products, as well as Wet Ones® wipes and Playtex® household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex® Sport®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 18, 2016.
Acquisition of Bulldog Skincare. On October 31, 2016, the Company completed the acquisition of Bulldog Skincare Holdings Limited ("Bulldog"), a men's grooming and skincare products company based in the United Kingdom ("U.K."). The results of Bulldog for the post-acquisition period are included within the Company's results for the three months ended December 31, 2016. For more information on the acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements.
Statement of Cash Flows Presentation. The net presentation of borrowings and repayments under the Company's U.S. revolving credit facility in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2015 has been revised in order to properly reflect borrowings and repayments on a gross basis, resulting in $203.0 of repayments presented gross that were previously netted against borrowings. Net cash from financing activities reported in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2015 was not impacted, and the Company has concluded that the correction was not material to its financial statements and that the error was not material to any other period.
Recently Issued Accounting Pronouncements. In November 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These amounts should be included within cash and cash equivalents when reconciling the beginning and ending balances for the periods shown on the statement of cash flows. The ASU requires retrospective application, and will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company does not expect to early adopt this guidance and the impact on the financial statements is not expected to be material.

In January 2017, FASB issued new guidance clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements. The ASU will be effective for transactions occurring after October 1, 2018, with early adoption permitted.
In January 2017, FASB issued new guidance which simplifies the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. Under existing guidance, an entity performs procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedures required when determining the fair value of assets acquired and liabilities assumed in a business combination. The amended guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge to the extent the carrying amount exceeds the fair value and does not exceed the total amount of goodwill allocated to the reporting unit. The ASU will be effective for the Company beginning October 1, 2021, with early adoption permitted, and should be applied prospectively. The Company is in the process of determining what impact, if any, the new guidance will have on its annual impairment testing and whether or not it will early adopt the new guidance.

Note 2 - Acquisition
Bulldog Skincare Holdings, Limited
On October 31, 2016, the Company completed the acquisition of Bulldog, a men's grooming and skincare products company based in the U.K., for £27.8, or $34.0, net of cash acquired. The acquisition creates opportunities to expand Edgewell's personal care portfolio into a growing global category where it can leverage its international geographic footprint. The acquisition was financed through available foreign cash.
The Company has recognized the assets and liabilities of Bulldog based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. As of December 31, 2016, this valuation analysis was not complete, including the allocations to goodwill and other intangible assets, and the related deferred tax impacts. The Company expects to complete the final fair value determinations no later than the third quarter of fiscal 2017.
As of December 31, 2016, net assets acquired totaled $35.2 and consisted of working capital and other net assets of $4.6 (including cash of $1.2), other intangible assets of $12.8 and goodwill of $17.8, representing the value of expansion into new markets and the acquired workforce of Bulldog. Goodwill is not expected to be deductible for tax purposes. The intangible assets acquired consisted primarily of the Bulldog trade name, customer relationships and product formulations. Amortization expense for the current period was estimated using a weighted-average useful life of 13.5 years for those assets preliminarily identified as definite-lived; however, the Company is still in the process of evaluating the useful lives of the acquired intangible assets. All assets are included in the Company's Sun and Skin Care segment.
Acquisition and integration costs related to the acquisition were not material.

Note 3 - Restructuring Charges
Spin Restructuring
The Company initiated certain restructuring activities related to the July 1, 2015 separation of its Household Products business into a separate, publicly-traded company (the "Spin") in order to prepare both businesses to operate as stand-alone entities. The restructuring activities included efforts to adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business; centralize certain back-office functions to increase efficiencies; outsource certain non-core transactional activities; and reduce headcount to optimize the cost structures of each stand-alone business. As of December 31, 2016 and September 30, 2016, $2.7 and $5.2 of accrued Spin restructuring charges were included in Other current liabilities.

Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan (the "Restructuring"). The Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with the Company's discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs. Project-to-date restructuring costs total $147.0. The Company now expects full year restructuring costs to total $20.0 to $25.0 for 2017, and does not currently expect costs in future periods to be material.
Expenses incurred under the Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. Restructuring charges were only allocated to the Company's Wet Shave and Feminine Care segments for the three months ended December 31, 2016 and 2015. The Company does not include restructuring costs in the results of its reportable segments.

	Three Months Ended December 31, 2016
	Wet Shave	Feminine Care	Total
Restructuring
Severance and related benefit costs	$0.4	$1.5	$1.9
Asset impairment and accelerated depreciation	—	1.7	1.7
Consulting, program management and other exit costs	1.7	1.6	3.3
Total Restructuring	$2.1	$4.8	$6.9

	Three Months Ended December 31, 2015
	Wet Shave	Feminine Care	Total
Restructuring
Severance and related benefit costs	$10.5	$3.1	$13.6
Asset impairment and accelerated depreciation	—	0.7	0.7
Consulting, program management and other exit costs	0.7	3.5	4.2
Total Restructuring	$11.2	$7.3	$18.5

In addition, pre-tax costs of $0.3 for the three months ended December 31, 2016 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring were included in Cost of products sold. There were no obsolescence charges recorded during the three months ended December 31, 2015.
The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for the first three months of fiscal 2017:

				Utilized
	October 1, 2016	Charge to Income	Other (1)	Cash	Non-Cash	December 31, 2016
Restructuring
Severance and termination related costs	$16.7	$1.9	$(0.7)	$(2.0)	$—	$15.9
Asset impairment and accelerated depreciation	—	1.7	—	—	(1.7)	—
Other related costs	—	3.3	—	(3.3)	—	—
Total Restructuring	$16.7	$6.9	$(0.7)	$(5.3)	$(1.7)	$15.9

(1)	Includes the impact of currency translation.

The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2016:

				Utilized
	October 1, 2015	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2016
Restructuring
Severance and termination related costs	$13.7	$17.0	$0.6	$(14.6)	$—	$16.7
Asset impairment and accelerated depreciation	—	3.9	—	—	(3.9)	—
Other related costs	—	16.1	—	(16.1)	—	—
Total Restructuring	$13.7	$37.0	$0.6	$(30.7)	$(3.9)	$16.7

(1)	Includes the impact of currency translation.

Note 4 - Income Taxes
For the three months ended December 31, 2016 and 2015, the Company had income tax expense of $11.4 and $7.0, respectively, on Earnings before income taxes of $44.9 and $30.7, respectively. The effective tax rate for the three months ended December 31, 2016 was 25.4% compared to 22.8% for the three months ended December 31, 2015. The difference between the federal statutory rate and the effective rate for both periods is due to a higher mix of earnings in lower tax rate jurisdictions and was favorably impacted by Spin costs and Restructuring charges in higher tax rate jurisdictions. In addition, the effective tax rate for both periods was impacted by favorable tax adjustments, which reduced the effective rate by approximately 4%.

Note 5 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2016	2015
Basic weighted-average shares outstanding	57.7	59.7
Effect of dilutive securities:
Share options	—	—
RSE awards	0.4	0.2
Total dilutive securities	0.4	0.2
Diluted weighted-average shares outstanding	58.1	59.9

For the three months ended December 31, 2016, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2016, the number of RSE awards considered anti-dilutive was immaterial. For the three months ended December 31, 2015, the calculation of diluted weighted-average shares outstanding excludes 0.4 of share options and 0.2 of RSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2016	$965.3	$178.0	$207.4	$69.6	$1,420.3
Acquisition of Bulldog	—	17.8	—	—	17.8
Cumulative translation adjustment	(8.0)	—	(1.0)	—	(9.0)
Balance at December 31, 2016	$957.3	$195.8	$206.4	$69.6	$1,429.1

Total amortizable intangible assets were as follows:

	December 31, 2016			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$45.4	$12.5	$32.9	$14.6	$12.2	$2.4
Technology and patents	77.0	70.3	6.7	76.9	69.8	7.1
Customer related and other	143.9	81.2	62.7	141.8	79.6	62.2
Total amortizable intangible assets	$266.3	$164.0	$102.3	$233.3	$161.6	$71.7

The preliminary estimate of amortizable intangible assets related to the Bulldog acquisition was $4.4, see Note 2 of Notes to Condensed Consolidated Financial Statements for more information. Amortization expense was $4.0 and $3.6 for the three months ended December 31, 2016 and 2015, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2017 and for fiscal 2018, 2019, 2020, 2021 and 2022 is approximately $12.0, $8.5, $7.3, $6.6, $6.0 and $5.9, respectively, and $56.0 thereafter.
The Company had indefinite-lived intangible assets of $1,286.2 ($223.0 in Wet Shave, $499.8 in Sun and Skin Care, $299.9 in Feminine Care and $263.5 in All Other) at December 31, 2016, a decrease of $27.2 from September 30, 2016. Indefinite-lived intangible assets decreased $30.9 due to the conversion of the Skintimate® brand name to a definite-lived intangible asset, as noted below, and changes in foreign currency translation rates. The preliminary estimate of indefinite-lived intangible assets related to the Bulldog acquisition was $8.4; however, the Company is still in the process of determining the useful lives of the acquired intangible assets. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the Bulldog acquisition.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. During fiscal 2016 and 2015, the Company recorded impairment charges of $6.5 and $29.6, respectively, on its Skintimate® brand name, which were primarily related to the introduction of competing products in the market, resulting in share and margin declines. Based on the impairments taken in the past two years and continued competitive pressure on this brand, as of October 1, 2016 the Skintimate® brand name was converted to a definite-lived asset and assigned a useful life of 20 years. This conversion to a definite-lived intangible asset increased amortization expense by $0.4 for the three months ended December 31, 2016. During fiscal 2015, the Company also recorded impairment charges related to its Playtex® and Wet Ones® brand names. As such, the fair value of both brand names continues to be relatively close to the carrying value and these assets will continue to be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.

Note 7 - Supplemental Balance Sheet Information

	December 31, 2016	September 30, 2016
Inventories
Raw materials and supplies	$54.0	$50.8
Work in process	50.3	43.9
Finished products	234.7	214.5
Total inventories	$339.0	$309.2
Other Current Assets
Miscellaneous receivables	$40.9	$29.1
Prepaid expenses	53.2	49.0
Value added tax collectible from customers	23.9	22.4
Income taxes receivable	25.2	39.3
Other	8.5	3.4
Total other current assets	$151.7	$143.2
Property, Plant and Equipment
Land	$27.2	$27.8
Buildings	141.6	146.0
Machinery and equipment	904.7	913.7
Capitalized software costs	38.0	38.4
Construction in progress	43.2	36.2
Total gross property	1,154.7	1,162.1
Accumulated depreciation	(682.1)	(676.0)
Total property, plant and equipment, net	$472.6	$486.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$44.3	$46.8
Accrued trade allowances	24.4	30.1
Accrued salaries, vacations and incentive compensation	26.4	56.0
Income taxes payable	11.9	19.7
Returns reserve	27.4	49.9
Restructuring reserve	18.6	21.9
Value added tax payable	25.6	25.0
Deferred compensation	26.7	26.1
Other	68.1	95.9
Total other current liabilities	$273.4	$371.4
Other Liabilities
Pensions and other retirement benefits	$150.0	$154.9
Deferred compensation	57.8	58.6
Other non-current liabilities	59.8	61.3
Total other liabilities	$267.6	$274.8

Note 8 - Debt
The detail of long-term debt was as follows:

	December 31, 2016	September 30, 2016
Senior notes, fixed interest rate of 4.7%, due 2021, net (1)	$597.9	$597.8
Senior notes, fixed interest rate of 4.7%, due 2022, net (1) (2)	497.0	496.9
U.S. revolving credit facility due 2020	401.0	265.0
Netherlands revolving credit facility due 2017	—	281.8
Term loan, due 2019, net (1)	184.6	184.5
Total long-term debt, including current maturities	1,680.5	1,826.0
Less current portion	—	281.8
Total long-term debt	$1,680.5	$1,544.2

(1)
At December 31, 2016, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $2.1, $2.2 and $0.4, respectively. At September 30, 2016, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $2.2, $2.3 and $0.5, respectively.

(2)	At December 31, 2016 and September 30, 2016, the balance for the senior notes due 2022 is reflected net of discount of $0.8.

The Company had outstanding international borrowings, recorded in Notes payable, of $18.3 and $18.5 as of December 31, 2016 and September 30, 2016, respectively.

Netherlands Revolving Credit Facility
On October 20, 2016, the Company terminated its commitments under the Netherlands revolving credit facility and repaid all outstanding loans and other obligations in full, in the amount of €251.3, or approximately $277.0.

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
The Company's net periodic pension benefit (credit) cost for these plans was as follows:

	Three Months Ended December 31,
	2016	2015
Service cost	$1.8	$1.3
Interest cost	3.8	5.5
Expected return on plan assets	(7.9)	(6.9)
Amortization of unrecognized prior service cost	—	—
Recognized net actuarial loss	1.5	1.0
Settlement loss recognized	0.3	—
Net periodic benefit (credit) cost	$(0.5)	$0.9

In fiscal 2017, the Company changed the methodology used to estimate the service and interest components of net periodic benefit (credit) cost for its pension benefits, which will result in a decrease in expense of approximately $4 during fiscal 2017. The Company believes the spot discount rate approach, which applies the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant cash flows, is a more precise application of the yield curve spot rates used in the traditional single discount rate approach. The change was accounted for prospectively as a change in accounting estimate.

Note 10 - Shareholders' Equity
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the three months ended December 31, 2016, the Company repurchased 0.8 shares of its common stock for $58.0, all of which were purchased under this authorization. The Company has 4.7 shares remaining under the Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During the three months ended December 31, 2016, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSE awards.
During the three months ended December 31, 2016, the Company paid $0.8 cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015, and does not currently intend to declare dividends in the foreseeable future.

Note 11 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2016	$(68.1)	$(126.3)	$(2.8)	$(197.2)
OCI before reclassifications (1)	(38.7)	2.7	8.1	(27.9)
Reclassifications to earnings	—	1.2	(0.2)	1.0
Balance at December 31, 2016	$(106.8)	$(122.4)	$5.1	$(224.1)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2015	$(69.1)	$(105.7)	$3.3	$(171.5)
OCI before reclassifications (1)	(10.5)	(0.1)	(4.4)	(15.0)
Reclassifications to earnings	—	0.6	2.5	3.1
Balance at December 31, 2015	$(79.6)	$(105.2)	$1.4	$(183.4)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2016	2015
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.3)	$3.6	Other income, net
	(0.3)	3.6	Total before tax
	0.1	(1.1)	Tax expense
	$(0.2)	$2.5	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	$—	$—	(1)
Actuarial losses	1.5	1.0	(1)
Settlement loss recognized	0.3	—	(1)
	1.8	1.0	Total before tax
	(0.6)	(0.4)	Tax expense
	$1.2	$0.6	Net of tax

Total reclassifications for the period	$1.0	$3.1	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit (credit) cost. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Note 12 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at December 31, 2016 and September 30, 2016, as well as the Company's objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2016, the Company had $585.6 of variable rate debt outstanding, which consisted of outstanding borrowings under the Company's revolving credit facility in the U.S. and term loan.

Cash Flow Hedges
At December 31, 2016, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $7.7 at December 31, 2016 compared to an unrealized loss of $4.3 at September 30, 2016 on these forward currency contracts accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2016 levels over the next twelve months, approximately $7.4 of the pre-tax loss included in AOCI at December 31, 2016 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2018. There were 72 open foreign currency contracts at December 31, 2016 with a total notional value of $132.0.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three months ended December 31, 2016 resulted in a gain of $2.6 and was recorded in Other income, net. The change in estimated fair value of the foreign currency contracts for the three months ended December 31, 2015 was immaterial. There were five open foreign currency derivative contracts, which were not designated as cash flow hedges at December 31, 2016, with a total notional value of $84.8.

The following table provides estimated fair values and the amounts of gains and losses on derivative instruments classified as cash flow hedges:

	At December 31, 2016	For the Three Months Ended December 31, 2016
Derivatives designated as cash flow hedging relationships	Estimated Fair Value, Asset (1) (2)	Gain Recognized in OCI	Loss Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$7.7	$11.7	$(0.3)

	At September 30, 2016	For the Three Months Ended December 31, 2015
Derivatives designated as cash flow hedging relationships	Estimated Fair Value, Liability (1) (2)	Gain Recognized in OCI	Gain Reclassified From OCI into Income (Effective Portion) (3) (4)
Foreign currency contracts	$(4.3)	$0.8	$3.6

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

(3)	(Loss) gain reclassified to income was recorded in Other income, net.

(4)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

The following table provides estimated fair values and the amounts of gains and losses on derivative instruments not classified as cash flow hedges:

	At December 31, 2016	For the Three Months Ended December 31, 2016
Derivatives not designated as cash flow hedging relationships	Estimated Fair Value, Asset	Gain Recognized in Income (1)
Foreign currency contracts	$2.8	$2.6

	At September 30, 2016	For the Three Months Ended December 31, 2015
Derivatives not designated as cash flow hedging relationships	Estimated Fair Value, Liability	Gain Recognized in Income (1)
Foreign currency contracts	$(1.3)	$—

(1)	Gain recognized in income was recorded in Other income, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

Offsetting of derivative assets

		At December 31, 2016			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Foreign currency contracts	Other current assets, Other assets	$11.9	$(0.5)	$11.4	$1.7	$—	$1.7

Offsetting of derivative liabilities

		At December 31, 2016			At September 30, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Foreign currency contracts	Other current liabilities, Other liabilities	$(0.9)	$—	$(0.9)	$(6.2)	$0.2	$(6.0)

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as level 2 within the fair value hierarchy:

	December 31, 2016	September 30, 2016
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(84.3)	$(84.5)
Derivatives - foreign currency contracts	10.5	(5.6)
Net liabilities at estimated fair value	$(73.8)	$(90.1)

At December 31, 2016 and September 30, 2016, the Company had no level 1 or level 3 financial assets or liabilities, other than pension plan assets.
At December 31, 2016 and September 30, 2016, the fair market value of fixed rate long-term debt was $1,126.3 and $1,106.2, respectively, compared to its carrying value of $1,094.9 and $1,094.7, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, excluding revolving credit facilities, which consists of bank debt, was $185.0 compared to its carrying value of $184.6 and $184.5 at December 31, 2016 and September 30, 2016, respectively. The estimated fair value is equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on level 2 inputs.
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
At December 31, 2016, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

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

•	Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products and Bulldog® men's skin care products, as well as Wet Ones® wipes and Playtex® household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex® Sport®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
The Company's operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and in most cases a combined sales force and management teams. The Company applies a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2016	2015
Net Sales
Wet Shave	$306.2	$316.3
Sun and Skin Care	57.6	53.5
Feminine Care	89.1	92.5
All Other	32.1	32.8
Total net sales	$485.0	$495.1

Segment Profit
Wet Shave	$72.0	$66.8
Sun and Skin Care	0.8	1.7
Feminine Care	8.3	17.6
All Other	6.9	7.2
Total segment profit	88.0	93.3

General corporate and other expenses	(16.4)	(17.7)
Spin costs (1)	—	(7.5)
Restructuring and related costs (2)	(7.2)	(18.5)
Amortization of intangibles	(4.0)	(3.6)
Interest and other expense, net	(15.5)	(15.3)
Total earnings before income taxes	$44.9	$30.7

(1)
Includes pre-tax Selling, general and administrative expense of $7.3 and pre-tax Cost of products sold of $0.2 for the three months ended December 31, 2015 related to the separation of the Household Products business in July 2015.

(2)
Includes pre-tax Cost of products sold of $0.3 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring for the three months ended December 31, 2016.

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2016	2015
Razors and blades	$271.3	$274.2
Tampons, pads and liners	89.1	92.5
Sun care products	37.7	36.9
Infant care and other	32.1	32.7
Shaving gels and creams	34.9	42.2
Skin care products	19.9	16.6
Total net sales	$485.0	$495.1

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$342.9	$232.3	$(90.2)	$485.0
Cost of products sold	—	204.5	142.7	(90.2)	257.0
Gross profit	—	138.4	89.6	—	228.0

Selling, general and administrative expense	—	58.7	35.1	—	93.8
Advertising and sales promotion expense	—	30.2	20.4	—	50.6
Research and development expense	—	16.0	0.3	—	16.3
Restructuring charges	—	2.7	4.2	—	6.9
Interest expense associated with debt	13.4	3.3	0.7	—	17.4
Other expense (income), net	—	0.4	(2.3)	—	(1.9)
Intercompany service fees	—	(4.4)	4.4	—	—
Equity in earnings of subsidiaries	(41.9)	(21.1)	—	63.0	—
Earnings before income taxes	28.5	52.6	26.8	(63.0)	44.9
Income tax (benefit) provision	(5.0)	10.9	5.5	—	11.4
Net earnings	$33.5	$41.7	$21.3	$(63.0)	$33.5

Statement of Comprehensive Income:
Net earnings	$33.5	$41.7	$21.3	$(63.0)	$33.5
Other comprehensive loss, net of tax	(26.9)	(3.2)	(27.8)	31.0	(26.9)
Total comprehensive income	$6.6	$38.5	$(6.5)	$(32.0)	$6.6

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$336.8	$269.5	$(111.2)	$495.1
Cost of products sold	—	204.9	174.8	(112.1)	267.6
Gross profit	—	131.9	94.7	0.9	227.5

Selling, general and administrative expense	3.1	60.7	36.6	—	100.4
Advertising and sales promotion expense	—	27.5	19.2	(0.1)	46.6
Research and development expense	—	15.6	0.4	—	16.0
Restructuring charges	—	4.7	13.8	—	18.5
Interest expense associated with debt	16.2	—	1.5	—	17.7
Other income, net	—	(2.4)	—	—	(2.4)
Intercompany service fees	—	(5.5)	5.5	—	—
Equity in earnings of subsidiaries	(35.8)	(12.4)	—	48.2	—
Earnings before income taxes	16.5	43.7	17.7	(47.2)	30.7
Income tax (benefit) provision	(7.2)	10.0	3.2	1.0	7.0
Net earnings	$23.7	$33.7	$14.5	$(48.2)	$23.7

Statement of Comprehensive Income:
Net earnings	23.7	33.7	14.5	(48.2)	23.7
Other comprehensive loss, net of tax	(11.9)	(1.9)	(11.5)	13.4	(11.9)
Total comprehensive income	$11.8	$31.8	$3.0	$(34.8)	$11.8

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5.1	$413.4	$—	$418.5
Trade receivables, net	—	102.2	126.2	—	228.4
Inventories	—	210.8	128.2	—	339.0
Other current assets	—	41.8	109.9	—	151.7
Total current assets	—	359.9	777.7	—	1,137.6
Investment in subsidiaries	3,500.2	841.9	—	(4,342.1)	—
Intercompany receivables, net (1)	—	579.0	42.7	(621.7)	—
Intercompany notes receivable (1)	—	1.9	—	(1.9)	—
Property, plant and equipment, net	—	341.8	130.8	—	472.6
Goodwill	—	1,061.9	367.2	—	1,429.1
Other intangible assets, net	—	1,231.5	157.0	—	1,388.5
Other assets	1.8	0.2	25.4	—	27.4
Total assets	$3,502.0	$4,418.1	$1,500.8	$(4,965.7)	$4,455.2

Liabilities and Shareholders' Equity
Current liabilities	$7.8	$236.3	$229.2	$—	$473.3
Intercompany payables, net (1)	621.7	—	—	(621.7)	—
Intercompany notes payable (1)	—	—	1.9	(1.9)	—
Long-term debt	1,094.5	586.0	—	—	1,680.5
Deferred income tax liabilities	—	229.7	26.1	—	255.8
Other liabilities	—	231.6	36.0	—	267.6
Total liabilities	1,724.0	1,283.6	293.2	(623.6)	2,677.2
Total shareholders' equity	1,778.0	3,134.5	1,207.6	(4,342.1)	1,778.0
Total liabilities and shareholders' equity	$3,502.0	$4,418.1	$1,500.8	$(4,965.7)	$4,455.2

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$58.0	$(124.8)	$7.8	$—	$(59.0)

Cash Flow from Investing Activities
Capital expenditures	—	(11.0)	(2.7)	—	(13.7)
Acquisitions, net of cash acquired	—	—	(34.0)	—	(34.0)
Net cash used by investing activities	—	(11.0)	(36.7)	—	(47.7)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	146.0	—	—	146.0
Cash payments on debt with original maturities greater than 90 days	—	(10.0)	(277.0)	—	(287.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(0.9)	0.5	—	(0.4)
Common shares purchased	(58.0)	—	—	—	(58.0)
Net cash (used by) from financing activities	(58.0)	135.1	(276.5)	—	(199.4)

Effect of exchange rate changes on cash	—	—	(14.3)	—	(14.3)

Net decrease in cash and cash equivalents	—	(0.7)	(319.7)	—	(320.4)
Cash and cash equivalents, beginning of period	—	5.8	733.1	—	738.9
Cash and cash equivalents, end of period	$—	$5.1	$413.4	$—	$418.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2015

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$78.9	$(123.7)	$(13.9)	$—	$(58.7)

Cash Flow from Investing Activities
Capital expenditures	—	(13.0)	(1.5)	—	(14.5)
Payment for equity contributions	—	(0.2)	—	0.2	—
Net cash used by investing activities	—	(13.2)	(1.5)	0.2	(14.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	345.0	2.8	—	347.8
Cash payments on debt with original maturities greater than 90 days	—	(203.0)	—	—	(203.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.4)	0.2	—	(2.2)
Common shares purchased	(78.9)	—	—	—	(78.9)
Proceeds for equity contributions	—	—	0.2	(0.2)	—
Net cash (used by) from financing activities	(78.9)	139.6	3.2	(0.2)	63.7

Effect of exchange rate changes on cash	—	—	(8.4)	—	(8.4)

Net increase (decrease) in cash and cash equivalents	—	2.7	(20.6)	—	(17.9)
Cash and cash equivalents, beginning of period	—	2.9	709.2	—	712.1
Cash and cash equivalents, end of period	$—	$5.6	$688.6	$—	$694.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 18, 2016. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within "Forward-Looking Statements" below, and in Item 1A. Risk Factors and "Forward-Looking Statements" included within our Annual Report on Form 10-K.
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" or "organic" and exclude items such as spin costs, restructuring charges and amortization of intangibles. Reconciliations of Non-GAAP measures are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and segment profit exclude the impact of changes in foreign currency and acquisitions. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as spin costs, restructuring charges and the related tax effects of these items.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as spin costs, restructuring charges and the related tax effects of these items from the income tax provision and earnings before income taxes.

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

Forward-Looking Statements. This document contains both historical and forward-looking statements. Forward-looking statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses. These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances. Numerous factors could cause our actual results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation:

•	We are subject to risks related to our international operations, such as global economic conditions and currency fluctuations, that could adversely affect our results of operations;

•	Competition within our industries may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers;

•	Loss of reputation of our leading brands or failure of our marketing plans could have an adverse effect on our business;

•	Our manufacturing facilities, supply channels or other business operations may be subject to disruption from events beyond our control;

•	Our access to capital markets and borrowing capacity could be limited;

•	If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively;

•	We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business;

•	We face risks arising from the restructuring of our operations and our ongoing efforts to achieve cost savings;

•	Loss of any of our principal customers and emergence of new sales channels, such as e-commerce, could significantly decrease our sales and profitability;

•	We may not be able to attract, retain and develop key personnel;

•	We may experience losses or be subject to increased funding obligations and expenses related to our pension plans;

•	We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits;

•
Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals;

•	A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business;

•	Our business is subject to increasing regulation in the U.S. and abroad, including environmental laws and regulations, that may expose us to significant liabilities;

•	The resolution of our tax contingencies may result in additional tax liabilities, which could adversely impact our cash flows and results of operations;

•	If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations;

•	Our financial results could be negatively impacted by the United Kingdom's departure from the European Union; and

•	We face risks related to the separation of our Household Products business, which may adversely affect our business.

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

•	Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products and Bulldog® men's skin care products, as well as Wet Ones® wipes and Playtex® household gloves.

•	Feminine Care includes tampons, pads and liners sold under the Playtex® Sport®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

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

Significant Events
Acquisition of Bulldog
On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited ("Bulldog"), a men's grooming and skincare products company based in the United Kingdom (the "U.K.") for £27.8, or $34.0, net of cash acquired. The acquisition creates opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash. The results of Bulldog for the post-acquisition period are included within our results for the first quarter of fiscal 2017. For more information on the acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Skintimate® Trade Name
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. During fiscal 2016 and 2015, we recorded impairment charges of $6.5 and $29.6, respectively, on our Skintimate® brand name, which were primarily related to the introduction of competing products in the market, which resulted in share and margin declines. Based on the impairments taken in the past two years and continued competitive pressure on this brand, as of October 1, 2016 the Skintimate® brand name was converted to a definite-lived asset and assigned a useful life of 20 years. This conversion to a definite-lived intangible asset increased amortization expense by $0.4 during the first quarter of fiscal 2017.

Restructuring Projects
In November 2012, our Board of Directors (the "Board") authorized an enterprise-wide restructuring plan and delegated authority to management to determine the final actions with respect to this plan (the "Restructuring"). The Restructuring originally included several initiatives focused on reducing costs in general and administrative functions as well as reducing manufacturing and operating costs associated with our discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced the Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs.

During the first quarter of fiscal 2017, we incurred $7.2 of charges related to the Restructuring, which includes $0.3 associated with non-core inventory obsolescence charges included within Cost of products sold, and estimate our incremental additional gross savings in the first quarter of fiscal 2017 under the Restructuring to be approximately $5.0. Project-to-date restructuring costs total $147.0. We now expect full year costs of $20.0 to $25.0 in fiscal 2017, and do not currently expect costs in future periods to be material. Project-to-date savings total approximately $133.0. We expect full year savings of approximately $20.0 to $25 in fiscal 2017, with an additional $20.0 to $25.0 in fiscal 2018 and 2019, combined. The transition of manufacturing in our Feminine Care segment from Montreal to Dover, Delaware is approximately two to three months behind schedule and, as a result, project costs have increased and some anticipated savings are now expected to be realized in fiscal 2019. The remainder of our restructuring projects, which relate to Wet Shave and Sun Care footprint changes, are expected to be on schedule.
For further information on our restructuring projects, see Note 3 of Notes to Condensed Consolidated Financial Statements.

Executive Summary
Following is a summary of key results for the first quarter of fiscal 2017. Net earnings and earnings per share ("EPS") for the time periods presented were impacted by restructuring activities, costs related to the separation of the Household Products business in July 2015, and the related tax impact from those costs as described in the table below. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

First Quarter of Fiscal 2017

•
Net sales in the first quarter of fiscal 2017 decreased 2.0% to $485.0, inclusive of a 0.6% increase as a result of the acquisition of Bulldog and a 0.5% decrease due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales decreased 2.1% in the first quarter as compared to the prior year period, as growth in North America Wet Shave and global Sun and Skin Care was offset by declines in International Wet Shave and Feminine Care.

•
Net earnings in the first quarter of fiscal 2017 were $33.5 as compared to $23.7 in the prior year. On an adjusted basis, as illustrated in the table below, net earnings for the first quarter of fiscal 2017 decreased 6.3% to $38.4. The decline in adjusted net earnings for the quarter is primarily due to lower organic net sales and increased Advertising and sales promotion expense ("A&P") investments in the current year.

•
Net earnings per diluted share during the first quarter of fiscal 2017 were $0.58 compared to $0.39 in the prior year period. On an adjusted basis, as illustrated in the table below, net earnings per diluted share during the first quarter of fiscal 2017 were $0.66 compared to $0.68 in the prior year.

	Net Earnings		Diluted EPS
	Q1 2017	Q1 2016	Q1 2017	Q1 2016
Net Earnings and Diluted EPS - GAAP	$33.5	$23.7	$0.58	$0.39
Spin costs (1)	—	7.5	—	0.13
Restructuring and related costs (2)	7.2	18.5	0.12	0.31
Income taxes	(2.3)	(8.7)	(0.04)	(0.15)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$38.4	$41.0	$0.66	$0.68

Weighted-average shares outstanding - Diluted			58.1	59.9

(1)
Includes pre-tax Selling, general and administrative expense ("SG&A") of $7.3 and pre-tax Cost of products sold of $0.2 for the first quarter of fiscal 2016 related to the separation of the Household Products business in July 2015.

(2)
Includes pre-tax Cost of products sold of $0.3 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring for the three months ended December 31, 2016.

Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2017, as compared to the corresponding period in fiscal 2016, and also provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter Ended December 31, 2016
	Q1	%Chg
Net sales - prior year	$495.1
Organic	(10.6)	(2.1)%
Impact of acquisition	3.2	0.6%
Impact of currency	(2.7)	(0.5)%
Net sales - current year	$485.0	(2.0)%

For the first quarter of fiscal 2017, net sales decreased 2.0%. Excluding the impact of the acquisition of Bulldog and currency movements, organic net sales decreased 2.1% versus the prior year period. Growth in North America Wet Shave and global Sun and Skin Care was more than offset by declines in International Wet Shave and Feminine Care.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $228.0 during the first quarter of fiscal 2017, as compared to $227.5 in the prior year period. Gross margin as a percent of net sales for the first quarter of fiscal 2017 was 47.0%, representing a 100 basis point improvement over the prior year gross margin of 46.0%. This improvement was driven by a favorable cost mix due to lower material costs and incremental restructuring savings, as well as favorable transactional currency impacts, partially offset by higher product costs associated with the shift of Feminine Care manufacturing from Montreal to Dover, Delaware.

Selling, General and Administrative Expense
SG&A was $93.8 in the first quarter of fiscal 2017, or 19.3% of net sales, as compared to $100.4 in the prior year period, or 20.3% of net sales. Included in SG&A in the first quarter of fiscal 2016 was approximately $7.3 of pre-tax costs related to the separation of the Household Products business in July 2015. Excluding these costs, SG&A was $93.1, or 18.8% of net sales, for the prior year period, relatively consistent with the current quarter.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2017, A&P was $50.6, up $4.0 as compared to the prior year period. A&P spending as a percent of net sales was 10.4% compared to 9.4% in the prior year period. The increased spending was primarily focused on our Sun and Skin Care and Feminine Care segments.

Research and Development Expense
Research and development expense ("R&D") for the first quarter of fiscal 2017 was relatively consistent over the prior period with spending at $16.3 compared to $16.0 in the prior year period. As a percent of sales, R&D was 3.4% in the current quarter and 3.2% in the prior year period.

Interest and Other Income, Net
Interest expense associated with debt for the first quarter of fiscal 2017 was $17.4, a slight decrease from the prior year period expense of $17.7 due to lower average debt outstanding. Other income, net was $1.9 during the first quarter of fiscal 2017 and $2.4 during the first quarter of fiscal 2016. The slight decrease reflects the net impact of foreign currency hedging contract gains and losses.

Income Tax Provision
The effective tax rate for the first quarters of fiscal 2017 and 2016 was 25.4% and 22.8%, respectively. The effective tax rate for the first quarter of 2016 includes a higher amount of costs related to the separation of the Household Products business in July 2015 and restructuring charges in higher tax rate jurisdictions. Excluding these costs, the adjusted effective tax rate was 26.3% and 27.7% for the first quarters of fiscal 2017 and 2016, respectively. The 140 basis point decrease is primarily due to a more favorable mix of earnings in lower tax rate jurisdictions. Our effective tax rate for fiscal 2017 is expected to be in the range of 27% to 28%; however, the adjusted effective tax rate is dependent upon the mix of earnings in various tax jurisdictions.
The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Q1 2017			Q1 2016
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$44.9	$7.2	$52.1	$30.7	$26.0	$56.7
Income tax provision	11.4	2.3	13.7	7.0	8.7	15.7
Net earnings	$33.5	$4.9	$38.4	$23.7	$17.3	$41.0

Effective tax rate	25.4%			22.8%
Adjusted effective tax rate			26.3%			27.7%

(1)	Includes adjustments for spin costs, restructuring charges and the associated tax impact of these charges. See reconciliation of net earnings to adjusted net earnings.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis, in which shared business functions are allocated between the segments. Such allocations are estimates, and do not represent the costs of such services if performed on a stand-alone basis.
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2017, as compared to the corresponding period in fiscal 2016, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, see Note 14 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter Ended December 31, 2016
	Q1	%Chg
Net sales - prior year	$316.3
Organic	(7.7)	(2.4)%
Impact of currency	(2.4)	(0.8)%
Net sales - current year	$306.2	(3.2)%

Wet Shave net sales for the first quarter of fiscal 2017 decreased 3.2%, inclusive of a 0.8% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $7.7, or 2.4%. The decrease in organic net sales was largely driven by $7.5 in lower sales of shaving gels and creams due primarily to distribution losses in the prior fiscal year, as well as increased competitive pressure. North America organic net sales increased 3.8%, driven by higher volumes and share gains in men's and women's systems and disposables, offset by declines in shaving gels and creams. International organic net sales declined 8.2%, primarily driven by lower volumes in both men's systems and shaving gels and creams in Asia due in part to the timing of shipments related to an upcoming price increase in Japan, as well as competitive pressure.

Segment Profit - Wet Shave
Quarter Ended December 31, 2016
	Q1	%Chg
Segment profit - prior year	$66.8
Organic	4.3	6.4%
Impact of currency	0.9	1.4%
Segment profit - current year	$72.0	7.8%

Wet Shave segment profit for the first quarter of fiscal 2017 was $72.0, up $5.2 or 7.8%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $4.3, or 6.4%, primarily due to lower material costs, favorable transactional currency impacts and restructuring savings, which were partially offset by decreased volumes.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit tend to be higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter Ended December 31, 2016
	Q1	%Chg
Net sales - prior year	$53.5
Organic	1.0	1.9%
Impact of acquisition	3.2	6.0%
Impact of currency	(0.1)	(0.2)%
Net sales - current year	$57.6	7.7%

Sun and Skin Care net sales for the first quarter of fiscal 2017 increased 7.7%, inclusive of a 6.0% increase due to the acquisition of Bulldog and a 0.2% decline due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales increased $1.0, or 1.9%, driven by volume growth in International, which was partially offset by a $2.0 decline in North America due to a shift in timing of shipments between quarters, as well as the decision to exit the private label sun care business.

Segment Profit - Sun and Skin Care
Quarter Ended December 31, 2016
	Q1	%Chg
Segment profit - prior year	$1.7
Organic	(0.3)	(17.6)%
Impact of acquisition	(0.4)	(23.5)%
Impact of currency	(0.2)	(11.8)%
Segment profit - current year	$0.8	(52.9)%

Segment profit for the first quarter of fiscal 2017 was $0.8, a decrease of $0.9 or 52.9%, inclusive of the impact of the acquisition of Bulldog and currency movements. Excluding the impact of the acquisition and currency movements, organic segment profit decreased $0.3, or 17.6%, driven primarily by higher planned A&P spend to support International sales growth, which was partially offset by restructuring savings.

Feminine Care

Net Sales - Feminine Care
Quarter Ended December 31, 2016
	Q1	%Chg
Net sales - prior year	$92.5
Organic	(3.4)	(3.7)%
Impact of currency	—	—%
Net sales - current year	$89.1	(3.7)%

Feminine Care net sales for the first quarter of fiscal 2017 decreased 3.7%, due to lower volumes on tampons and liners. Sport® branded pads and liner volumes were down approximately $2.0 due to distribution losses, which are expected to continue for the remainder of the fiscal year. Tampon net sales were also down, due to competitive pressure and soft consumption in the quarter. These declines were partly offset by higher volume in Stayfree® pads and Carefree® liners.

Segment Profit - Feminine Care
Quarter Ended December 31, 2016
	Q1	%Chg
Segment profit - prior year	$17.6
Organic	(9.3)	(52.8)%
Impact of currency	—	—%
Segment profit - current year	$8.3	(52.8)%

Feminine Care segment profit for the first quarter of fiscal 2017 was $8.3, a decrease of $9.3 or 52.8%, primarily due to increased product costs, higher A&P spending, primarily related to Carefree®, and the lower volumes noted above. Product costs were unfavorable as higher plant startup costs related to the transition of manufacturing from Montreal to Dover, Delaware were only partially offset by restructuring savings and lower material costs. These startup costs are expected to impact segment profitability for the next two quarters.

All Other

Net Sales - All Other
Quarter Ended December 31, 2016
	Q1	%Chg
Net sales - prior year	$32.8
Organic	(0.5)	(1.5)%
Impact of currency	(0.2)	(0.6)%
Net sales - current year	$32.1	(2.1)%

All Other net sales for the first quarter of fiscal 2017 decreased 2.1%, inclusive of a 0.6% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $0.5 or 1.5%, as lower volumes in infant cups and bottles resulting from continued competition in the category were partially offset by growth in Diaper Genie®.

Segment Profit - All Other
Quarter Ended December 31, 2016
	Q1	%Chg
Segment profit - prior year	$7.2
Organic	(0.3)	(4.2)%
Impact of currency	—	—%
Segment profit - current year	$6.9	(4.2)%

All Other segment profit for the first quarter of fiscal 2017 was $6.9, a decrease of $0.3 or 4.2%, primarily driven by lower net sales.

General Corporate and Other Expenses

	Q1 2017	Q1 2016
Corporate expenses	$16.4	$17.7
Spin costs (1)	—	7.5
Restructuring and related costs (2)	7.2	18.5
General corporate and other expenses	$23.6	$43.7
% of net sales	4.9%	8.8%

(1)	Includes pre-tax SG&A of $7.3 and pre-tax Cost of products sold of $0.2 for the first quarter of fiscal 2016 related to the separation of the Household Products business in July 2015.

(2)
Includes pre-tax Cost of products sold of $0.3 associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring for the first quarter of fiscal 2017.

For the first quarter of fiscal 2017, general corporate expenses were $16.4, a decrease of $1.3 as compared to the prior year. As a percent of net sales, general corporate expenses were 3.4% during the first quarter of fiscal 2017, a slight decrease from 3.6% in the prior year period.

Liquidity and Capital Resources
At December 31, 2016, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. Our intention is to reinvest earnings of our foreign subsidiaries indefinitely as the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,698.8 at December 31, 2016, including $585.6 tied to variable interest rates. Our total borrowings at September 30, 2016 were $1,844.5.
As of December 31, 2016, we had outstanding borrowings of $401.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.1 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at December 31, 2016, $240.9 remains available under the Revolving Facility. At September 30, 2016, we had outstanding borrowings of $265.0 under the Revolving Facility. As of December 31, 2016 and September 30, 2016, we had approximately $185.0 outstanding under a term loan.
On October 20, 2016, we terminated our commitments under our revolving credit facility in the Netherlands (the "Netherlands Credit Facility") and repaid all outstanding loans and other obligations in full, in the amount of €251.3 (approximately $277). As of September 30, 2016, we had €250.8 (approximately $281.8) outstanding under the Netherlands Credit Facility.
We had outstanding international borrowings, recorded in Notes payable, of $18.3 and $18.5 as of December 31, 2016 and September 30, 2016, respectively.
The minimum required contribution to our pension plans in fiscal 2017 is $7.3; however, discretionary contributions may also be made. During the first quarter of fiscal 2017, we contributed $0.7 to our pension plans.
As of December 31, 2016, we were in compliance, in all material respects, with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Q1 2017	Q1 2016
Net cash (used by) from:
Operating activities	$(59.0)	$(58.7)
Investing activities	(47.7)	(14.5)
Financing activities	(199.4)	63.7
Effect of exchange rate changes on cash	(14.3)	(8.4)
Net decrease in cash and cash equivalents	$(320.4)	$(17.9)

Operating Activities
Cash flow used by operating activities was $59.0 during the first quarter of fiscal 2017 as compared to $58.7 during the same period in the prior year. The outflow in both periods reflects the impact of seasonality on our results, primarily related to sun care products. The increase in net outflow from working capital in the current quarter was driven by the timing of receipts and payments, as well as increased inventory levels. We expect to have positive operating cash flow for the full fiscal year.

Investing Activities
Cash flow used by investing activities was $47.7 during the first quarter of fiscal 2017 as compared to $14.5 used during the same period in the prior year. The increase was primarily due to the $34.0 acquisition of Bulldog in the first quarter of fiscal 2017. Capital expenditures were $13.7 during the first quarter of fiscal 2017 and $14.5 during the same period in the prior year, with higher capitalized software additions in fiscal 2016.

Financing Activities
Net cash used by financing activities was $199.4 during the first quarter of fiscal 2017 as compared to net cash from financing activities of $63.7 during the same period in the prior year. The $263.1 increase in net cash used by financing activities was driven by the repayment of the Netherlands Credit Facility for approximately $277.0 in the current year period, partially offset by a decrease in repurchases of common shares of $20.9 when compared to the prior year period, and net borrowings on other debt instruments.

Share Repurchases
During the first quarter of fiscal 2017, we repurchased 0.8 shares of our common stock for $58.0. We have 4.7 shares remaining under the Board authorization to repurchase our common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During the first quarter of fiscal 2017, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Foreign Currency
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit". As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound as compared to the U.S. dollar and other foreign currencies. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Our current hedging strategy includes hedging a portion of our exposure to the British Pound, thereby reducing our currency risk. We do not currently expect changes to this hedging strategy. A weaker British Pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. For the first quarter of fiscal 2017, net sales of our U.K. operations were 3.7% of our consolidated net sales. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Commitments and Contingencies
Contractual Obligations
During the first quarter of fiscal 2017, our net borrowings on the Revolving Facility were $145.7. As noted above, on October 20, 2016, we terminated our commitments under the Netherlands Credit Facility and repaid all outstanding loans and other obligations in full, in the amount of €251.3 (approximately $277.0). As of December 31, 2016, future repayments of debt are as follows: $185.0 in fiscal 2019, $401.0 in fiscal 2020, $600.0 in fiscal 2021 and $500.0 in fiscal 2022.
There have been no other material changes in our contractual obligations since the presentation in our Annual Report on Form 10-K, as filed with the SEC on November 18, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interests rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, see Note 12 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2016, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of December 31, 2016, our outstanding variable-rate debt included $401.0 million on our revolving credit facility in the U.S. and $185.0 million on our term loan. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $5.9 million.
There have been no material changes in our assessment of market risk sensitivity since our presentation of "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K, as filed with the SEC on November 18, 2016.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on November 18, 2016. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2017.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2016	2,850	$74.98	2,850	5,497,925
November 1 to 30, 2016	460,422	75.63	370,142	5,127,783
December 1 to 31, 2016	385,084	78.09	385,000	4,742,783

(1)
90,364 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In May 2015, the Company's Board of Directors approved an authorization to repurchase up to ten million shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the first quarter of fiscal 2017, the Company repurchased 757,992 shares under this resolution.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 and (iv) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Sandra J. Sheldon
Sandra J. Sheldon
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Date:	February 7, 2017