Form 10-Q
period 2017-06-30
EDGEWELL PERSONAL CARE Co
filed 2017-08-08
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common shares, $0.01 par value - 56,971,319 shares as of July 31, 2017.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$637.5	$645.1	$1,733.5	$1,751.4
Cost of products sold	315.4	333.9	873.8	901.6
Gross profit	322.1	311.2	859.7	849.8

Selling, general and administrative expense	97.5	104.8	295.2	304.9
Advertising and sales promotion expense	114.2	122.5	247.3	254.1
Research and development expense	16.4	17.5	50.2	50.2
Restructuring charges	12.5	5.8	24.9	29.3
Industrial sale charges	—	—	—	0.2
Interest expense associated with debt	17.6	18.3	52.3	53.8
Other (income) expense, net	(1.6)	8.2	(10.1)	1.2
Earnings before income taxes	65.5	34.1	199.9	156.1
Income tax provision (benefit)	10.6	(2.6)	45.8	29.6
Net earnings	$54.9	$36.7	$154.1	$126.5

Earnings per share:
Basic net earnings per share	$0.96	$0.62	$2.68	$2.13
Diluted net earnings per share	0.95	0.61	2.67	2.11

Statement of Comprehensive Income:
Net earnings	$54.9	$36.7	$154.1	$126.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	43.8	(8.0)	15.1	(0.7)
Pension and postretirement activity, net of tax of $0.6, $0.4, $1.7 and $1.1	(1.4)	3.4	3.1	(2.6)
Deferred (loss) gain on hedging activity, net of tax of $0.8, $0.5, ($1.5) and $3.4	(1.8)	(0.3)	2.7	(6.5)
Total other comprehensive income (loss), net of tax	40.6	(4.9)	20.9	(9.8)
Total comprehensive income	$95.5	$31.8	$175.0	$116.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2017	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$454.9	$738.9
Trade receivables, less allowance for doubtful accounts of $5.8 and $4.9	312.9	260.7
Inventories	343.1	309.2
Other current assets	125.1	143.2
Total current assets	1,236.0	1,452.0
Property, plant and equipment, net	458.4	486.1
Goodwill	1,439.4	1,420.3
Other intangible assets, net	1,393.1	1,385.1
Other assets	28.9	28.0
Total assets	$4,555.8	$4,771.5

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$281.8
Notes payable	17.7	18.5
Accounts payable	236.9	196.5
Other current liabilities	289.7	371.4
Total current liabilities	544.3	868.2
Long-term debt	1,580.1	1,544.2
Deferred income tax liabilities	254.8	255.3
Other liabilities	262.7	274.8
Total liabilities	2,641.9	2,942.5
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 56,921,785 and 57,914,448 outstanding	0.7	0.7
Additional paid-in capital	1,625.2	1,642.5
Retained earnings	1,101.2	946.0
Common shares in treasury at cost, 8,330,204 and 7,337,541	(636.9)	(563.0)
Accumulated other comprehensive loss	(176.3)	(197.2)
Total shareholders' equity	1,913.9	1,829.0
Total liabilities and shareholders' equity	$4,555.8	$4,771.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2017	2016
Cash Flow from Operating Activities
Net earnings	$154.1	$126.5
Non-cash restructuring costs	6.4	2.2
Depreciation and amortization	70.3	69.2
Deferred compensation payments	(27.6)	(7.3)
Share-based compensation expense	16.6	20.0
International pension funding	—	(100.5)
Other, net	(12.2)	(18.9)
Changes in current assets and liabilities used in operations	(88.2)	(87.1)
Net cash from operating activities	119.4	4.1

Cash Flow from Investing Activities
Capital expenditures	(45.4)	(50.9)
Acquisitions, net of cash acquired	(34.0)	—
Proceeds from sale of assets	5.9	—
Net cash used by investing activities	(73.5)	(50.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	181.0	656.3
Cash payments on debt with original maturities greater than 90 days	(423.0)	(501.0)
Net increase (decrease) in debt with original maturities of 90 days or less	0.1	(15.5)
Common shares purchased	(94.6)	(114.5)
Other, net	1.9	(0.6)
Net cash (used by) from financing activities	(334.6)	24.7

Effect of exchange rate changes on cash	4.7	1.5

Net decrease in cash and cash equivalents	(284.0)	(20.6)
Cash and cash equivalents, beginning of period	738.9	712.1
Cash and cash equivalents, end of period	$454.9	$691.5

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
Acquisition of Bulldog Skincare. On October 31, 2016, the Company completed the acquisition of Bulldog Skincare Holdings Limited ("Bulldog"), a men's grooming and skincare products company based in the United Kingdom ("U.K."). The results of Bulldog for the post-acquisition period are included within the Company's results for the three and nine months ended June 30, 2017. For more information on the acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. During 2016, the FASB issued three ASUs, clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The new guidance will be effective for the Company beginning October 1, 2018, with the option of using either a full retrospective or modified retrospective method. The Company expects to determine the method of adoption once the initial assessment of the impact of the new guidance has been completed.
During fiscal 2017, the Company established a cross-functional implementation team, including representatives from all of its businesses globally, to analyze the current processes in place for the recognition of revenue and identify potential differences that would result from application of the new guidance. This initial assessment includes analysis of significant types of arrangements, processes and systems, and reviews of representative contracts. As this assessment is not yet complete, the Company has not been able to determine the impact that the new guidance will have on its financial statements.

In July 2015, the FASB issued a new ASU, which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using FIFO or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance will be effective for the Company beginning October 1, 2017. The Company has evaluated the impact of adopting the new guidance, and does not expect that the impact on its financial statements will be material.
In March 2016, the FASB issued an ASU designed to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments will be effective for the Company beginning October 1, 2017. The Company has evaluated the impact to the financial statements and does not believe the impact of adoption will be material. The most notable impacts will be to Income tax provision (benefit) and Diluted earnings per share, as well as reclassifications between operating and financing activities on the Condensed Consolidated Statements of Cash Flows.
In November 2016, the FASB issued an ASU which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These amounts should be included within cash and cash equivalents when reconciling the beginning and ending balances for the periods shown on the statement of cash flows. The ASU requires retrospective application, and will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company does not expect to early adopt this guidance and the impact on the financial statements is not expected to be material.
In January 2017, the FASB issued new guidance clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements. The ASU will be effective for transactions occurring after October 1, 2018, with early adoption permitted.
In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. Under existing guidance, an entity performs procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedures required when determining the fair value of assets acquired and liabilities assumed in a business combination. The amended guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge to the extent the carrying amount exceeds the fair value and does not exceed the total amount of goodwill allocated to the reporting unit. The ASU will be effective for the Company beginning October 1, 2020, with early adoption permitted, and should be applied prospectively. The Company is in the process of determining what impact, if any, the new guidance will have on its annual impairment testing and if it will early adopt the new guidance.
In March 2017, the FASB issued new guidance to improve the presentation of net periodic pension and postretirement benefit cost. Under existing guidance, the components of net periodic pension and postretirement benefit cost are aggregated and reported in the same line item as other compensation costs arising from services rendered by the applicable employees during the period. The amendments change these requirements so that only the service cost component is recorded in the same line item as other compensation costs for the applicable employees, and all other components of net periodic pension and postretirement benefit cost are recorded on a separate line item outside of income from operations. The amendments also specify that only the service cost component is eligible for capitalization. The ASU will be effective for the Company beginning October 1, 2018, with early adoption permitted October 1, 2017, and will be applied retrospectively for the presentation of the cost components and prospectively for the capitalization of the service cost component. The Company expects that the retrospective impact of adoption on its Consolidated Statement of Operations for the year ended September 30, 2016 will be an increase in Cost of products sold, Selling, general and administrative expense and Other income, net of $3.3, $1.2 and $4.5, respectively.
In May 2017, the FASB issued new guidance that clarifies the scope of accounting for modifications of share-based payment awards. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company has not determined if it will early adopt the new guidance, but does not expect the impact on its financial statements will be material.

Note 2 - Acquisition
Bulldog Skincare Holdings Limited
On October 31, 2016, the Company completed the acquisition of Bulldog, a men's grooming and skincare products company based in the U.K., for £27.8, or $34.0, net of cash acquired. The acquisition created opportunities to expand Edgewell's personal care portfolio into a growing global category where it can leverage its international geographic footprint. The acquisition was financed through available foreign cash.
The Company has recognized the assets and liabilities of Bulldog based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company completed the fair value determinations during the third quarter of fiscal 2017, resulting in immaterial changes. The following presents the purchase price allocation:

Cash	$1.2
Inventory	2.5
Other assets	3.8
Goodwill	16.4
Other intangible assets	18.0
Liabilities	(6.7)
Net assets acquired	$35.2

The intangible assets acquired consisted of customer relationships and product formulations, with a weighted-average useful life of 14 years, and the Bulldog trade name, which has been classified as an indefinite-lived intangible asset. The excess of the purchase price over net tangible and intangible assets acquired resulted in goodwill of $16.4, which represents the value of the expansion into new markets and the acquired workforce of Bulldog, and is not expected to be deductible for tax purposes. All assets are included in the Company's Sun and Skin Care segment.
Acquisition and integration costs related to the acquisition were not material.

Note 3 - Restructuring Charges
Spin Restructuring
The Company initiated certain restructuring activities related to the July 1, 2015 separation of its Household Products business into a separate, publicly-traded company (the "Spin") in order to prepare both businesses to operate as stand-alone entities. The restructuring activities included efforts to adapt the global go-to-market footprint to adjust to the future strategies and scale of each stand-alone business; centralize certain back-office functions to increase efficiencies; outsource certain non-core transactional activities; and reduce headcount to optimize the cost structures of each stand-alone business. As of June 30, 2017 and September 30, 2016, $0.7 and $5.2 of accrued Spin restructuring charges were included in Other current liabilities.

Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan (the "Restructuring"). The Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with the Company's discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs. Project-to-date restructuring costs total $165.4. The Company now expects full year restructuring costs to total $28.0 to $30.0 for 2017. Due to an increase in Wet Shave footprint costs and a delay in the transition of manufacturing in the Company's Feminine Care segment from Montreal to Dover, Delaware, project costs have increased and some anticipated savings are expected to be realized in fiscal 2019. Additionally, the Company's year-to-date charges include a non-cash charge related to the disposition of real estate. The Company does not expect costs in future periods to be material.

Expenses incurred under the Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. Restructuring charges were only allocated to the Company's Wet Shave, Sun and Skin Care and Feminine Care segments for the three and nine months ended June 30, 2017 and 2016. The Company does not include restructuring costs in the results of its reportable segments.

	Three Months Ended June 30, 2017
	Wet Shave	Sun and Skin Care	Feminine Care	Total
Restructuring
Severance and related benefit costs	$0.4	$—	$2.0	$2.4
Asset impairment and accelerated depreciation	—	—	3.6	3.6
Consulting, program management and other exit costs	2.9	—	3.6	6.5
Total Restructuring	$3.3	$—	$9.2	$12.5

	Nine Months Ended June 30, 2017
	Wet Shave	Sun and Skin Care	Feminine Care	Total
Restructuring
Severance and related benefit costs	$1.1	$—	$4.4	$5.5
Asset impairment and accelerated depreciation	—	—	6.4	6.4
Consulting, program management and other exit costs	6.8	0.1	6.1	13.0
Total Restructuring	$7.9	$0.1	$16.9	$24.9

	Three Months Ended June 30, 2016
	Wet Shave	Sun and Skin Care	Feminine Care	Total
Restructuring
Severance and related benefit costs	$0.5	$—	$0.6	$1.1
Asset impairment and accelerated depreciation	—	—	1.0	1.0
Consulting, program management and other exit costs	1.2	—	2.5	3.7
Total Restructuring	$1.7	$—	$4.1	$5.8

	Nine Months Ended June 30, 2016
	Wet Shave	Sun and Skin Care	Feminine Care	Total
Restructuring
Severance and related benefit costs	$9.6	$0.2	$5.1	$14.9
Asset impairment and accelerated depreciation	—	—	2.2	2.2
Consulting, program management and other exit costs	3.2	0.1	8.9	12.2
Total Restructuring	$12.8	$0.3	$16.2	$29.3

In addition, pre-tax costs of $0.3 and $0.7 for the three and nine months ended June 30, 2017, respectively, associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring were included in Cost of products sold. Obsolescence charges of $0.1 were recorded during the nine months ended June 30, 2016.

The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for the first nine months of fiscal 2017:

				Utilized
	October 1, 2016	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2017
Restructuring
Severance and termination related costs	$16.7	$5.5	$(0.5)	$(18.3)	$—	$3.4
Asset impairment and accelerated depreciation	—	6.4	—	—	(6.4)	—
Other related costs	—	13.0	—	(13.0)	—	—
Total Restructuring	$16.7	$24.9	$(0.5)	$(31.3)	$(6.4)	$3.4

(1)	Includes the impact of currency translation.

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

Note 4 - Income Taxes
For the three and nine months ended June 30, 2017, the Company had income tax expense of $10.6 and $45.8, respectively, on Earnings before income taxes of $65.5 and $199.9, respectively. The effective tax rate for the three and nine months ended June 30, 2017 was 16.2% and 22.9%, respectively. The difference between the federal statutory rate and the effective rate for both periods is due to the mix of earnings in lower tax rate jurisdictions and $4.9 of favorable adjustments related to prior year provision estimates, as well as the effect of restructuring charges in higher tax rate jurisdictions.
For the three months ended June 30, 2016, the Company had an income tax benefit of $2.6 and for the nine months ended June 30, 2016, the Company had income tax expense of $29.6 on Earnings before income taxes of $34.1 and $156.1, respectively. The effective tax rate for the three and nine months ended June 30, 2016 was (7.6)% and 19.0%, respectively. The negative tax rate for the quarter was largely driven by $8.7 of favorable adjustments related to prior year provision estimates, which includes adjustments related to the Spin. In addition, the difference between the federal statutory rate and the effective rate for both periods is due to a higher mix of earnings in lower tax rate jurisdictions and was favorably impacted by Spin and restructuring charges in higher tax rate jurisdictions.

Note 5 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	57.2	59.1	57.4	59.4
Effect of dilutive securities:
RSE awards	0.3	0.6	0.3	0.5
Total dilutive securities	0.3	0.6	0.3	0.5
Diluted weighted-average shares outstanding	57.5	59.7	57.7	59.9

For the three and nine months ended June 30, 2017, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2016, the calculation of diluted weighted-average shares outstanding excludes 0.4 of share options because the effect of including these awards was anti-dilutive. For the three months ended June 30, 2016, the number of RSE awards considered anti-dilutive was immaterial. For the nine months ended June 30, 2016, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2016	$965.3	$178.0	$207.4	$69.6	$1,420.3
Acquisition of Bulldog	—	16.4	—	—	16.4
Cumulative translation adjustment	1.5	0.7	0.5	—	2.7
Balance at June 30, 2017	$966.8	$195.1	$207.9	$69.6	$1,439.4

Total amortizable intangible assets were as follows:

	June 30, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$45.6	$13.6	$32.0	$14.6	$12.2	$2.4
Technology and patents	77.7	73.1	4.6	76.9	69.8	7.1
Customer related and other	150.6	87.1	63.5	141.8	79.6	62.2
Total amortizable intangible assets	$273.9	$173.8	$100.1	$233.3	$161.6	$71.7

Total amortizable intangible assets increased $8.9 with the acquisition of Bulldog, see Note 2 of Notes to Condensed Consolidated Financial Statements for more information. Amortization expense was $4.0 and $12.1 for the three and nine months ended June 30, 2017, respectively, and $3.6 and $10.8 for the three and nine months ended June 30, 2016, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2017 and for fiscal 2018, 2019, 2020, 2021 and 2022 is approximately $4.0, $8.9, $7.6, $7.0, $6.4 and $6.3, respectively, and $59.9 thereafter.

The Company had indefinite-lived intangible assets of $1,293.0 ($228.6 in Wet Shave, $501.0 in Sun and Skin Care, $299.9 in Feminine Care and $263.5 in All Other) at June 30, 2017, a decrease of $20.4 from September 30, 2016. Indefinite-lived intangible assets decreased $30.9 due to the conversion of the Skintimate® brand name to a definite-lived intangible asset, as noted below, and changes in foreign currency translation rates, which were partially offset by the acquisition of the $9.1 indefinite-lived Bulldog tradename. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the Bulldog acquisition.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment. During fiscal 2016 and 2015, the Company recorded impairment charges of $6.5 and $29.6, respectively, on its Skintimate® brand name, which were primarily related to the introduction of competing products in the market, resulting in share and margin declines. Based on the impairments taken in the past two years and continued competitive pressure on this brand, as of October 1, 2016, the Skintimate® brand name was converted to a definite-lived asset and assigned a useful life of 20 years. This conversion to a definite-lived intangible asset increased amortization expense by $0.4 and $1.2 for the three and nine months ended June 30, 2017, respectively. During fiscal 2015, the Company also recorded impairment charges related to its Playtex® and Wet Ones® brand names. As such, the fair value of both brand names continues to be relatively close to the carrying value and these assets will continue to be sensitive in the future to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.

Note 7 - Supplemental Balance Sheet Information

	June 30, 2017	September 30, 2016
Inventories
Raw materials and supplies	$50.9	$50.8
Work in process	61.7	43.9
Finished products	230.5	214.5
Total inventories	$343.1	$309.2
Other Current Assets
Miscellaneous receivables	$15.4	$29.1
Prepaid expenses	63.8	49.0
Value added tax collectible from customers	25.5	22.4
Income taxes receivable	16.1	39.3
Other	4.3	3.4
Total other current assets	$125.1	$143.2
Property, Plant and Equipment
Land	$23.8	$27.8
Buildings	145.1	146.0
Machinery and equipment	918.5	913.7
Capitalized software costs	41.1	38.4
Construction in progress	61.5	36.2
Total gross property	1,190.0	1,162.1
Accumulated depreciation	(731.6)	(676.0)
Total property, plant and equipment, net	$458.4	$486.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$55.3	$46.8
Accrued trade allowances	27.1	30.1
Accrued salaries, vacations and incentive compensation	41.4	56.0
Income taxes payable	25.3	19.7
Returns reserve	48.7	49.9
Restructuring reserve	4.1	21.9
Value added tax payable	8.6	25.0
Deferred compensation	5.7	26.1
Other	73.5	95.9
Total other current liabilities	$289.7	$371.4
Other Liabilities
Pensions and other retirement benefits	$145.0	$154.9
Deferred compensation	54.9	58.6
Other non-current liabilities	62.8	61.3
Total other liabilities	$262.7	$274.8

Note 8 - Debt
The detail of long-term debt was as follows:

	June 30, 2017	September 30, 2016
Senior notes, fixed interest rate of 4.7%, due 2021, net (1)	$598.1	$597.8
Senior notes, fixed interest rate of 4.7%, due 2022, net (1) (2)	497.3	496.9
U.S. revolving credit facility due 2020	300.0	265.0
Netherlands revolving credit facility due 2017	—	281.8
Term loan, due 2019, net (1)	184.7	184.5
Total long-term debt, including current maturities	1,580.1	1,826.0
Less current portion	—	281.8
Total long-term debt	$1,580.1	$1,544.2

(1)
At June 30, 2017, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.9, $2.0 and $0.3, respectively. At September 30, 2016, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $2.2, $2.3 and $0.5, respectively.

(2)	At June 30, 2017 and September 30, 2016, the balance for the senior notes due 2022 is reflected net of discount of $0.7 and $0.8, respectively.

The Company had outstanding international borrowings, recorded in Notes payable, of $17.7 and $18.5 as of June 30, 2017 and September 30, 2016, respectively.

Netherlands Revolving Credit Facility
On October 20, 2016, the Company terminated its commitments under the Netherlands revolving credit facility and repaid all outstanding loans and other obligations in full, in the amount of €251.3, or approximately $277.0.

U.S. Revolving Credit Facility
On March 13, 2017, the Company, along with its wholly-owned subsidiary, Edgewell Personal Care Brands, LLC ("Brands"), entered into Amendment No. 3 to the Credit Agreement (the "Amendment"), amending the Credit Agreement dated June 1, 2015 (as amended, the "Credit Agreement"), and an Increasing Lender Support Supplement to the Credit Agreement (the "Supplement"). The Amendment and the Supplement provide for an increase of $75.0 (from $650.0 to $725.0) in the revolving loans available to the Company and Brands. Additionally, certain other changes were made to the Credit Agreement, including allowing the Company to enter into receivables sales facilities for up to $150.0.

Note 9 - Retirement Plans
The Company has several defined benefit pension plans covering employees in the U.S. and certain employees in other countries, which are included in the information presented below. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.
The Company's net periodic pension and postretirement benefit (credit) cost for these plans was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service cost	$1.8	$1.3	$5.5	$3.9
Interest cost	3.7	5.6	11.2	16.7
Expected return on plan assets	(7.9)	(8.2)	(23.8)	(22.8)
Recognized net actuarial loss	1.6	1.1	4.6	3.1
Settlement loss recognized	—	—	0.3	—
Net periodic benefit (credit) cost	$(0.8)	$(0.2)	$(2.2)	$0.9

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

Note 10 - Shareholders' Equity
In May 2015, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the nine months ended June 30, 2017, the Company repurchased 1.3 shares of its common stock for $94.6, all of which were purchased under this authorization. The Company has 4.2 shares remaining under the Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During the nine months ended June 30, 2017, 0.2 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSE awards.
During the nine months ended June 30, 2017, the Company paid $1.6 cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015, and does not currently intend to declare dividends in the foreseeable future.

Note 11 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2016	$(68.1)	$(126.3)	$(2.8)	$(197.2)
OCI before reclassifications (1)	15.1	(0.1)	1.1	16.1
Reclassifications to earnings	—	3.2	1.6	4.8
Balance at June 30, 2017	$(53.0)	$(123.2)	$(0.1)	$(176.3)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2015	$(69.1)	$(105.7)	$3.3	$(171.5)
OCI before reclassifications (1)	(0.7)	(4.6)	(8.8)	(14.1)
Reclassifications to earnings	—	2.0	2.3	4.3
Balance at June 30, 2016	$(69.8)	$(108.3)	$(3.2)	$(181.3)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2017	2016	2017	2016
Gains and losses on cash flow hedges
Foreign exchange contracts	$1.1	$(1.4)	$2.5	$3.2	Other (income) expense, net
	1.1	(1.4)	2.5	3.2	Total before tax
	(0.4)	0.5	(0.9)	(0.9)	Tax expense
	0.7	(0.9)	1.6	2.3	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	1.6	1.1	4.6	3.1	(1)
Settlement loss recognized	—	—	0.3	—	(1)
	1.6	1.1	4.9	3.1	Total before tax
	(0.6)	(0.4)	(1.7)	(1.1)	Tax expense
	1.0	0.7	3.2	2.0	Net of tax

Total reclassifications for the period	$1.7	$(0.2)	$4.8	$4.3	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit (credit) cost. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Note 12 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at June 30, 2017 and September 30, 2016, as well as the Company's objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2017, the Company had $484.7 of variable rate debt outstanding, which consisted of outstanding borrowings under the Company's revolving credit facility in the U.S. and term loan.

Cash Flow Hedges
At June 30, 2017, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax losses of $0.1 and $4.3 at June 30, 2017 and September 30, 2016, respectively, on these forward currency contracts accounted for as cash flow hedges, which are included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2017 levels over the next twelve months, the majority of the pre-tax loss included in AOCI at June 30, 2017 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2019. There were 66 open foreign currency contracts at June 30, 2017 with a total notional value of $132.0.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2017 resulted in gains of $1.6 and $2.0, respectively, and were recorded in Other (income) expense, net. The change in estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2016 resulted in losses of $6.5 and $10.8, respectively. There were six open foreign currency derivative contracts, which were not designated as cash flow hedges at June 30, 2017, with a total notional value of $99.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	June 30, 2017	September 30, 2016
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(0.1)	$(4.3)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$1.1	$(1.3)

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$(1.5)	$(2.2)	$6.7	$(6.7)
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	1.1	(1.4)	2.5	3.2
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$1.6	$(6.5)	$2.0	$(10.8)

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

(2)	Gain (loss) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At June 30, 2017		At September 30, 2016
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$3.7	$(2.5)	$1.7	$(6.2)
Gross amounts offset in the balance sheet	(0.2)	—	—	0.2
Net amounts of assets (liabilities) presented in the balance sheet	$3.5	$(2.5)	$1.7	$(6.0)

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as level 2 within the fair value hierarchy:

	June 30, 2017	September 30, 2016
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(60.4)	$(84.5)
Derivatives - foreign currency contracts	1.0	(5.6)
Net liabilities at estimated fair value	$(59.4)	$(90.1)

At June 30, 2017 and September 30, 2016, the Company had no level 1 or level 3 financial assets or liabilities, other than pension plan assets.
At June 30, 2017 and September 30, 2016, the fair market value of fixed rate long-term debt was $1,153.1 and $1,106.2, respectively, compared to its carrying value of $1,095.4 and $1,094.7, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, excluding revolving credit facilities, which consists of bank debt, was $185.0 compared to its carrying value of $184.7 and $184.5 at June 30, 2017 and September 30, 2016, respectively. The estimated fair value is equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on level 2 inputs.
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
At June 30, 2017, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

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

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Sales
Wet Shave	$358.5	$364.6	$1,007.3	$1,034.3
Sun and Skin Care	161.1	151.3	369.3	337.3
Feminine Care	86.4	97.1	258.7	281.2
All Other	31.5	32.1	98.2	98.6
Total net sales	$637.5	$645.1	$1,733.5	$1,751.4

Segment Profit
Wet Shave	$59.8	$45.5	$205.0	$190.0
Sun and Skin Care	42.4	34.3	94.1	75.2
Feminine Care	7.6	7.4	17.5	35.5
All Other	6.7	6.1	21.3	21.3
Total segment profit	116.5	93.3	337.9	322.0

General corporate and other expenses	(18.2)	(20.5)	(58.1)	(58.5)
Spin costs (1)	—	(2.8)	—	(12.0)
Restructuring and related costs (2)	(12.8)	(5.8)	(25.6)	(29.4)
Industrial sale charges	—	—	—	(0.2)
Amortization of intangibles	(4.0)	(3.6)	(12.1)	(10.8)
Interest and other expense, net	(16.0)	(26.5)	(42.2)	(55.0)
Total earnings before income taxes	$65.5	$34.1	$199.9	$156.1

(1)
Includes pre-tax Selling, general and administrative expense of $2.8 and $11.8 for the three and nine months ended June 30, 2016, respectively, and pre-tax Cost of products sold of $0.2 for the nine months ended June 30, 2016 related to the Spin.

(2)
Includes pre-tax Cost of products sold of $0.3 and $0.7 for the three and nine months ended June 30, 2017, respectively, and $0.1 for the nine months ended June 30, 2016 associated with obsolescence charges related to the exit of certain non-core product lines as a part of restructuring.

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Razors and blades	$319.3	$323.7	$896.2	$913.5
Sun care products	136.9	129.7	305.8	281.5
Tampons, pads and liners	86.4	97.1	258.7	281.2
Shaving gels and creams	39.2	40.9	111.1	120.8
Infant care and other	31.5	32.1	98.2	98.6
Skin care products	24.2	21.6	63.5	55.8
Total net sales	$637.5	$645.1	$1,733.5	$1,751.4

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$447.8	$291.4	$(101.7)	$637.5
Cost of products sold	—	247.6	169.5	(101.7)	315.4
Gross profit	—	200.2	121.9	—	322.1

Selling, general and administrative expense	—	63.6	33.9	—	97.5
Advertising and sales promotion expense	—	76.9	37.3	—	114.2
Research and development expense	—	16.3	0.1	—	16.4
Restructuring charges	—	2.5	10.0	—	12.5
Interest expense associated with debt	13.4	4.0	0.2	—	17.6
Other income, net	—	—	(1.6)	—	(1.6)
Intercompany service fees	—	(4.7)	4.7	—	—
Equity in earnings of subsidiaries	(64.1)	(31.5)	—	95.6	—
Earnings before income taxes	50.7	73.1	37.3	(95.6)	65.5
Income tax (benefit) provision	(4.2)	9.0	5.8	—	10.6
Net earnings	$54.9	$64.1	$31.5	$(95.6)	$54.9

Statement of Comprehensive Income:
Net earnings	$54.9	$64.1	$31.5	$(95.6)	$54.9
Other comprehensive income, net of tax	40.6	40.6	40.2	(80.8)	40.6
Total comprehensive income	$95.5	$104.7	$71.7	$(176.4)	$95.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,224.1	$799.3	$(289.9)	$1,733.5
Cost of products sold	—	689.1	474.6	(289.9)	873.8
Gross profit	—	535.0	324.7	—	859.7

Selling, general and administrative expense	—	192.2	103.0	—	295.2
Advertising and sales promotion expense	—	159.8	87.5	—	247.3
Research and development expense	—	49.6	0.6	—	50.2
Restructuring charges	—	7.4	17.5	—	24.9
Interest expense associated with debt	40.1	11.1	1.1	—	52.3
Other income, net	—	—	(10.1)	—	(10.1)
Intercompany service fees	—	(17.2)	17.2	—	—
Equity in earnings of subsidiaries	(180.1)	(88.9)	—	269.0	—
Earnings before income taxes	140.0	221.0	107.9	(269.0)	199.9
Income tax (benefit) provision	(14.1)	40.9	19.0	—	45.8
Net earnings	$154.1	$180.1	$88.9	$(269.0)	$154.1

Statement of Comprehensive Income:
Net earnings	$154.1	$180.1	$88.9	$(269.0)	$154.1
Other comprehensive income, net of tax	20.9	20.9	19.1	(40.0)	20.9
Total comprehensive income	$175.0	$201.0	$108.0	$(309.0)	$175.0

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$452.1	$289.9	$(96.9)	$645.1
Cost of products sold	—	257.1	173.4	(96.6)	333.9
Gross profit	—	195.0	116.5	(0.3)	311.2

Selling, general and administrative expense	1.4	66.2	37.2	—	104.8
Advertising and sales promotion expense	—	85.7	37.0	(0.2)	122.5
Research and development expense	—	17.1	0.4	—	17.5
Restructuring charges	—	2.9	2.9	—	5.8
Industrial sale charges	—	—	—	—	—
Interest expense associated with debt	13.3	2.9	2.1	—	18.3
Other expense, net	—	5.5	2.7	—	8.2
Intercompany service fees	—	(4.7)	4.7	—	—
Equity in earnings of subsidiaries	(45.9)	(20.5)	—	66.4	—
Earnings before income taxes	31.2	39.9	29.5	(66.5)	34.1
Income tax (benefit) provision	(5.5)	(2.2)	5.2	(0.1)	(2.6)
Net earnings	$36.7	$42.1	$24.3	$(66.4)	$36.7

Statement of Comprehensive Income:
Net earnings	36.7	42.1	24.3	(66.4)	36.7
Other comprehensive (loss) income, net of tax	(4.9)	4.4	(4.5)	0.1	(4.9)
Total comprehensive income	$31.8	$46.5	$19.8	$(66.3)	$31.8

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,229.0	$848.6	$(326.2)	$1,751.4
Cost of products sold	—	708.4	519.6	(326.4)	901.6
Gross profit	—	520.6	329.0	0.2	849.8

Selling, general and administrative expense	5.3	193.9	105.7	—	304.9
Advertising and sales promotion expense	—	169.3	85.2	(0.4)	254.1
Research and development expense	—	49.0	1.2	—	50.2
Restructuring charges	—	11.5	17.8	—	29.3
Industrial sale charges	—	0.2	—	—	0.2
Interest expense associated with debt	40.8	7.6	5.4	—	53.8
Other expense, net	—	0.3	0.9	—	1.2
Intercompany service fees	—	(14.1)	14.1	—	—
Equity in earnings of subsidiaries	(155.4)	(70.3)	—	225.7	—
Earnings before income taxes	109.3	173.2	98.7	(225.1)	156.1
Income tax (benefit) provision	(17.2)	27.4	18.8	0.6	29.6
Net earnings	$126.5	$145.8	$79.9	$(225.7)	$126.5

Statement of Comprehensive Income:
Net earnings	126.5	145.8	79.9	(225.7)	126.5
Other comprehensive loss, net of tax	(9.8)	(7.3)	(8.7)	16.0	(9.8)
Total comprehensive income	$116.7	$138.5	$71.2	$(209.7)	$116.7

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$19.7	$435.2	$—	$454.9
Trade receivables, net	—	143.0	169.9	—	312.9
Inventories	—	212.4	130.7	—	343.1
Other current assets	—	42.4	82.7	—	125.1
Total current assets	—	417.5	818.5	—	1,236.0
Investment in subsidiaries	3,684.5	1,265.8	—	(4,950.3)	—
Intercompany receivables, net (1)	—	611.3	58.6	(669.9)	—
Intercompany notes receivable (1)	—	1.9	—	(1.9)	—
Property, plant and equipment, net	—	339.2	119.2	—	458.4
Goodwill	—	1,061.9	377.5	—	1,439.4
Other intangible assets, net	—	1,224.5	168.6	—	1,393.1
Other assets	1.7	0.1	27.1	—	28.9
Total assets	$3,686.2	$4,922.2	$1,569.5	$(5,622.1)	$4,555.8

Liabilities and Shareholders' Equity
Current liabilities	$6.8	$301.8	$235.7	$—	$544.3
Intercompany payables, net (1)	669.9	—	—	(669.9)	—
Intercompany notes payable (1)	—	—	1.9	(1.9)	—
Long-term debt	1,095.1	485.0	—	—	1,580.1
Deferred income tax liabilities	—	227.7	27.1	—	254.8
Other liabilities	0.5	223.2	39.0	—	262.7
Total liabilities	1,772.3	1,237.7	303.7	(671.8)	2,641.9
Total shareholders' equity	1,913.9	3,684.5	1,265.8	(4,950.3)	1,913.9
Total liabilities and shareholders' equity	$3,686.2	$4,922.2	$1,569.5	$(5,622.1)	$4,555.8

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from operations	$92.7	$8.3	$88.4	$(70.0)	$119.4

Cash Flow from Investing Activities
Capital expenditures	—	(36.0)	(9.4)	—	(45.4)
Acquisitions, net of cash acquired	—	—	(34.0)	—	(34.0)
Proceeds from sale of assets	—	5.9	—	—	5.9
Net cash used by investing activities	—	(30.1)	(43.4)	—	(73.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	181.0	—	—	181.0
Cash payments on debt with original maturities greater than 90 days	—	(146.0)	(277.0)	—	(423.0)
Net increase (decrease) in debt with original maturities of 90 days or less	—	0.7	(0.6)	—	0.1
Common shares purchased	(94.6)	—	—	—	(94.6)
Intercompany dividend	—	—	(70.0)	70.0	—
Other, net	1.9	—	—	—	1.9
Net cash (used by) from financing activities	(92.7)	35.7	(347.6)	70.0	(334.6)

Effect of exchange rate changes on cash	—	—	4.7	—	4.7

Net increase (decrease) in cash and cash equivalents	—	13.9	(297.9)	—	(284.0)
Cash and cash equivalents, beginning of period	—	5.8	733.1	—	738.9
Cash and cash equivalents, end of period	$—	$19.7	$435.2	$—	$454.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$125.7	$(85.8)	$(35.8)	$—	$4.1

Cash Flow from Investing Activities
Capital expenditures	—	(42.4)	(8.5)	—	(50.9)
Payment for equity contributions	(10.6)	(11.1)	—	21.7	—
Net cash used by investing activities	(10.6)	(53.5)	(8.5)	21.7	(50.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	646.0	10.3	—	656.3
Cash payments on debt with original maturities greater than 90 days	—	(501.0)	—	—	(501.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(15.6)	0.1	—	(15.5)
Common shares purchased	(114.5)	—	—	—	(114.5)
Proceeds for equity contributions	—	10.6	11.1	(21.7)	—
Other, net	(0.6)	—	—	—	(0.6)
Net cash (used by) from financing activities	(115.1)	140.0	21.5	(21.7)	24.7

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Net increase (decrease) in cash and cash equivalents	—	0.7	(21.3)	—	(20.6)
Cash and cash equivalents, beginning of period	—	2.9	709.2	—	712.1
Cash and cash equivalents, end of period	$—	$3.6	$687.9	$—	$691.5

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

Significant Events
Acquisition of Bulldog
On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited ("Bulldog"), a men's grooming and skincare products company based in the United Kingdom (the "U.K.") for £27.8, or $34.0, net of cash acquired. The acquisition created opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash. The results of Bulldog for the post-acquisition period are included within our results for the third quarter and first nine months of fiscal 2017. For more information on the acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Skintimate® Trade Name
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. During fiscal 2016 and 2015, we recorded impairment charges of $6.5 and $29.6, respectively, on our Skintimate® brand name, which were primarily related to the introduction of competing products in the market, which resulted in share and margin declines. Based on the impairments taken in the past two years and continued competitive pressure on this brand, as of October 1, 2016 the Skintimate® brand name was converted to a definite-lived asset and assigned a useful life of 20 years. This conversion to a definite-lived intangible asset increased amortization expense by $0.4 and $1.2 during the third quarter and first nine months of fiscal 2017.

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

During the first nine months of fiscal 2017, we incurred $25.6 of charges related to the Restructuring, which includes $0.7 associated with non-core inventory obsolescence charges included within Cost of products sold, and estimate our incremental additional gross savings in the first nine months of fiscal 2017 under the Restructuring to be approximately $18.0. Project-to-date restructuring costs total $165.4. We now expect full year costs of $28.0 to $30.0 in fiscal 2017. Project-to-date savings total approximately $146.0. We expect full year savings of approximately $20.0 to $25.0 in fiscal 2017, with an additional $20.0 to $25.0 in fiscal 2018 and 2019, combined. Due to an increase in Wet Shave footprint costs and a delay in the transition of manufacturing in our Feminine Care segment from Montreal to Dover, Delaware, project costs have increased and some anticipated savings are expected to be realized in fiscal 2019. Additionally, our year-to-date charges include a non-cash charge related to the disposition of real estate. We do not expect costs in future periods to be material.
For further information on our restructuring projects, see Note 3 of Notes to Condensed Consolidated Financial Statements.

Changes in Executive Management Team
On March 29, 2017, the Board appointed Colin Hutchinson as Chief Operating Officer, effective as of April 4, 2017. In this role, Mr. Hutchinson leads and executes on our integrated global business strategy, as well as leading the global commercial, marketing and operations organization. Mr. Hutchinson previously served as our Vice President Commercial, International since July 1, 2015, leading our operations in Europe and Asia Pacific, and prior to that led our global private label wet shave business. We also announced the departure of Wilbur A. Robertson, our Chief Marketing Officer, effective July 31, 2017.

Executive Summary
Following is a summary of key results for the third quarter and first nine months of fiscal 2017. Net earnings and earnings per share ("EPS") for the time periods presented were impacted by restructuring activities, costs related to the separation of the Household Products business in July 2015, the sale of the industrial business and the related tax impact from those costs as described in the table below. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

Third Quarter of Fiscal 2017

•
Net sales in the third quarter of fiscal 2017 were $637.5, down 1.2% compared to the prior year quarter, inclusive of a 0.6% increase as a result of the acquisition of Bulldog and a 1.2% decrease due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales decreased 0.6% in the third quarter as compared to the prior year period, as growth in Sun and Skin Care was offset by declines in Feminine Care.

•
Net earnings in the third quarter of fiscal 2017 were $54.9 as compared to $36.7 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the third quarter of fiscal 2017 increased 62.5% to $63.7. The improvement was primarily driven by higher gross margin and decreases in Selling, general and administrative expense ("SG&A"), Advertising and sales promotion expense ("A&P") and Research and development expense ("R&D").

•
Net earnings per diluted share during the third quarter of fiscal 2017 were $0.95 compared to $0.61 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the third quarter of fiscal 2017 were $1.11 compared to $0.66 in the prior year.

	Quarter Ended June 30,
	Net Earnings		Diluted EPS
	2017	2016	2017	2016
Net Earnings and Diluted EPS - GAAP	$54.9	$36.7	$0.95	$0.61
Spin costs (1)	—	2.8	—	0.05
Restructuring and related costs (2)	12.8	5.8	0.23	0.10
Income taxes (3)	(4.0)	(6.1)	(0.07)	(0.10)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$63.7	$39.2	$1.11	$0.66

Weighted-average shares outstanding - Diluted			57.5	59.7

(1)	Includes pre-tax SG&A of $2.8 for the third quarter of fiscal 2016 related to the separation of the Household Products business in July 2015.

(2)
Includes pre-tax Cost of products sold of $0.3 for the third quarter of fiscal 2017 associated with obsolescence charges related to the exit of certain non-core product lines as part of the Restructuring.

(3)	Includes adjustments to prior year's tax accruals of $3.3 for the third quarter of fiscal 2016.

First Nine Months of Fiscal 2017

•
Net sales for the first nine months of fiscal 2017 decreased 1.0% to $1,733.5, inclusive of a 0.6% increase as a result of the acquisition of Bulldog and a 0.8% decrease due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales decreased 0.8% in the first nine months of fiscal 2017 as compared to the prior year period, as declines in Wet Shave and Feminine Care were partially offset by growth in Sun and Skin Care.

•
Net earnings for the first nine months of fiscal 2017 were $154.1 as compared to $126.5 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first nine months of fiscal 2017 increased 13.9% to $171.7. The improvement was primarily due to gross margin improvements and lower A&P spend.

•
Net earnings per diluted share during the first nine months of fiscal 2017 were $2.67 compared to $2.11 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first nine months of fiscal 2017 were $2.98 compared to $2.52 in the prior year.

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2017	2016	2017	2016
Net Earnings and Diluted EPS - GAAP	$154.1	$126.5	$2.67	$2.11
Spin costs (1)	—	12.0	—	0.20
Restructuring and related costs (2)	25.6	29.4	0.45	0.50
Industrial sale charges	—	0.2	—	—
Income taxes (3)	(8.0)	(17.4)	(0.14)	(0.29)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$171.7	$150.7	$2.98	$2.52

Weighted-average shares outstanding - Diluted			57.7	59.9

(1)	Includes pre-tax SG&A of $11.8 and Cost of products sold of $0.2 for the first nine months of fiscal 2016 related to the separation of the Household Products business in July 2015.

(2)
Includes pre-tax Cost of products sold of $0.7 and $0.1 for the first nine months of fiscal 2017 and 2016, respectively, associated with obsolescence charges related to the exit of certain non-core product lines as part of the Restructuring.

(3)	Includes adjustments to prior year's tax accruals of $3.3 for the first nine months of fiscal 2016.

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2017, as compared to the corresponding periods in fiscal 2016, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$645.1		$1,751.4
Organic	(3.7)	(0.6)%	(13.7)	(0.8)%
Impact of acquisition	4.0	0.6%	10.1	0.6%
Impact of currency	(7.9)	(1.2)%	(14.3)	(0.8)%
Net sales - current year	$637.5	(1.2)%	$1,733.5	(1.0)%

For the third quarter of fiscal 2017, net sales were $637.5, a 1.2% decrease when compared with the prior year period. Excluding the impact of the acquisition of Bulldog and currency movements, organic net sales decreased 0.6% versus the prior year period, as growth in Sun and Skin Care was offset by declines in Feminine Care. Wet Shave organic net sales were essentially flat versus the prior year.
For the first nine months of fiscal 2017, net sales decreased 1.0%. Excluding the impact of the acquisition of Bulldog and currency movements, organic net sales decreased 0.8% versus the prior year period. The decline in organic net sales was primarily due to declines in Wet Shave, primarily in North America and Europe, and Feminine Care, which more than offset growth in global Sun and Skin Care.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $322.1 during the third quarter of fiscal 2017, as compared to $311.2 in the prior year period. Gross margin as a percent of net sales for the third quarter of fiscal 2017 was 50.5%, representing a 230 basis point improvement over the prior year gross margin of 48.2%, driven by lower product costs due to operational efficiencies and lower commodity costs and favorable product mix, slightly offset by the impact of currency movements.
Gross profit was $859.7 during the first nine months of fiscal 2017, as compared to $849.8 in the prior year period. Gross margin as a percent of net sales for the first nine months of fiscal 2017 was 49.6%, up 110 basis points as compared to the prior year period. This improvement was primarily driven by lower product costs due to operational efficiencies and lower commodity costs and by favorable pricing, partially offset by volume declines.

Selling, General and Administrative Expense
SG&A was $97.5 in the third quarter of fiscal 2017, or 15.3% of net sales, as compared to $104.8 in the prior year period, or 16.2% of net sales. Included in SG&A in the third quarter of fiscal 2016 was $2.8 of costs related to the separation of the Household Products business in July 2015. Excluding these costs, SG&A was $102.0, or 15.8% of net sales, for the prior year period. The decrease was primarily related to lower share-based and other compensation expense and the timing of project spending, as well as savings related to our Zero Based Spending ("ZBS") program. The ZBS program is one of our productivity initiatives designed to capture savings and establish cost-conscious spending policies that are consistent with our strategic needs.
SG&A was $295.2 in the first nine months of fiscal 2017, or 17.0% of net sales, as compared to $304.9 in the prior year period, or 17.4% of net sales. Included in SG&A in the first nine months of fiscal 2016 was $11.8 of costs related to the separation of the Household Products business. Excluding these costs, SG&A was $293.1, or 16.7% of net sales, for the prior year period. The increase in the current year period was primarily related to increased salary and benefit costs and the timing of investment and project spending, offset in part by savings related to our ZBS program and lower share-based compensation costs.

Advertising and Sales Promotion Expense
For the third quarter of fiscal 2017, A&P was $114.2, down $8.3 as compared to the prior year period. A&P spending as a percent of net sales was 17.9%, as compared to 19.0% in the prior year period. The prior year included higher spending in support of new product innovation in Feminine Care and higher media and promotional campaigns for Wet Shave.
For the first nine months of fiscal 2017, A&P was $247.3, down $6.8 as compared to the prior year period. A&P spending as a percent of net sales was 14.3%, as compared to 14.5% in the prior year period. The decrease was driven by higher Wet Shave spend in the prior year in support of new product innovation in men's Hydro® in North America.

Research and Development Expense
R&D for the third quarter of fiscal 2017 was $16.4, compared to spending of $17.5 in the prior year period. As a percent of sales, R&D was relatively consistent over the prior period at 2.6% in the current quarter and 2.7% in the prior year period.
R&D for the first nine months of fiscal 2017 was $50.2, flat when compared to the prior period spending. As a percent of sales, R&D was 2.9% in both periods.

Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2017 was $17.6, a slight decrease from the prior year period expense of $18.3. For the first nine months of fiscal 2017, interest expense was $52.3 compared to $53.8 in the prior year period. The decrease for each period is primarily due to lower average debt outstanding.

Other (Income) Expense, Net
Other (income) expense, net was income of $1.6 and $10.1 during the third quarter and first nine months of fiscal 2017, respectively, and expense of $8.2 and $1.2 during the third quarter and first nine months of fiscal 2016, respectively. The third quarter and first nine months of fiscal 2016 included $3.2 and $0.6, respectively, of net interest expense recorded in relation to settlements with tax authorities. The current year periods reflect a net benefit from foreign currency exchange contract gains and losses, partially offset by revaluation of nonfunctional currency balance sheet exposures.

Income Tax Provision
The effective tax rate for the third quarters of fiscal 2017 and 2016 was 16.2% and (7.6)%, respectively. The effective tax rate for the first nine months of 2017 and 2016 was 22.9% and 19.0%, respectively. The effective tax rate for both the current and prior year periods included favorable adjustments related to prior year provision estimates. Excluding costs related to restructuring charges, the adjusted effective tax rate was 23.9% and 23.8% for the first nine months of fiscal 2017 and 2016, respectively. Our effective tax rate for fiscal 2017 is expected to be in the range of 24% to 25%; however, the adjusted effective tax rate is dependent upon the mix of earnings in various tax jurisdictions.
The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$199.9	$25.6	$225.5	$156.1	$41.6	$197.7
Income tax provision	45.8	8.0	53.8	29.6	17.4	47.0
Net earnings	$154.1	$17.6	$171.7	$126.5	$24.2	$150.7

Effective tax rate	22.9%			19.0%
Adjusted effective tax rate			23.9%			23.8%

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
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2017, as compared to the corresponding periods in fiscal 2016, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, see Note 14 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$364.6		$1,034.3
Organic	(0.2)	(0.1)%	(15.6)	(1.5)%
Impact of currency	(5.9)	(1.6)%	(11.4)	(1.1)%
Net sales - current year	$358.5	(1.7)%	$1,007.3	(2.6)%

Wet Shave net sales for the third quarter of fiscal 2017 decreased 1.7%, inclusive of a 1.6% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $0.2, or 0.1%, as higher volumes were offset by unfavorable price mix. Men's systems volumes increased in both North America and International due to the timing of promotional activities and new private label distribution in Europe. Disposable volumes improved primarily in North America behind innovation and distribution gains. Women's systems volumes declined, reflecting weak category trends in the U.S. Additionally, volumes were negatively impacted during the quarter, as we experienced temporary supply chain issues in Europe in connection with our Wet Shave footprint project.
Wet Shave net sales for the first nine months of fiscal 2017 decreased 2.6%, inclusive of a 1.1% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $15.6, or 1.5%, primarily driven by volume declines and unfavorable price mix. Volume declines were driven by International men's systems, primarily related to prior year promotional activity and timing of shipments related to a price increase in Japan. Declines in North America were driven by higher trade spending and unfavorable price mix, and were partially offset by growth in disposables. Shaving gels and creams continued to experience competitive pressure, distribution losses and discontinuations globally.

Segment Profit - Wet Shave
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$45.5		$190.0
Organic	16.7	36.7%	15.9	8.4%
Impact of currency	(2.4)	(5.3)%	(0.9)	(0.5)%
Segment profit - current year	$59.8	31.4%	$205.0	7.9%

Wet Shave segment profit for the third quarter of fiscal 2017 was $59.8, up $14.3 or 31.4%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $16.7, or 36.7%, primarily due to improved gross margins driven by lower product and commodity costs, as well as improved product and cost mix. In addition, A&P spending was lower in the quarter on decreased media spend for women's systems and disposables, partially offset by higher spend in men's systems.
Wet Shave segment profit for the first nine months of fiscal 2017 was $205.0, up $15.0 or 7.9%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $15.9, or 8.4%, primarily due to improved operational efficiencies, lower commodity costs and decreased A&P spend, partially offset by lower organic net sales.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit tend to be higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$151.3		$337.3
Organic	7.4	4.9%	24.6	7.3%
Impact of acquisition	4.0	2.6%	10.1	3.0%
Impact of currency	(1.6)	(1.0)%	(2.7)	(0.8)%
Net sales - current year	$161.1	6.5%	$369.3	9.5%

Sun and Skin Care net sales for the third quarter of fiscal 2017 increased 6.5%, inclusive of a 2.6% increase due to the acquisition of Bulldog and a 1.0% decline due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales increased $7.4, or 4.9%, driven by growth in both North America and International, and in both the Banana Boat® and Hawaiian Tropic® brands. This growth was partially offset by a $2.6 decline related to exiting the private label sun care business. Growth in North America was primarily driven by lower returns and lower promotional spend compared to the prior year quarter. International growth was largely driven by category growth and new distribution.
Sun and Skin Care net sales for the first nine months of fiscal 2017 increased 9.5%, inclusive of a 3.0% increase due to the acquisition of Bulldog and a 0.8% decline due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales increased $24.6, or 7.3%, with strong performance by Banana Boat® and Hawaiian Tropic® products globally, driven by higher volumes, lower returns and favorable price mix, partially offset by a $6.7 decline related to exiting the private label sun care business.

Segment Profit - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$34.3		$75.2
Organic	7.6	22.2%	19.2	25.5%
Impact of acquisition	0.9	2.6%	0.8	1.1%
Impact of currency	(0.4)	(1.2)%	(1.1)	(1.5)%
Segment profit - current year	$42.4	23.6%	$94.1	25.1%

Segment profit for the third quarter of fiscal 2017 was $42.4, an increase of $8.1 or 23.6%, inclusive of the impact of the acquisition of Bulldog and currency movements. Excluding the impact of the acquisition and currency movements, organic segment profit increased $7.6, or 22.2%, driven primarily by lower returns, lower promotional spend and cost savings generated through restructuring programs.
Segment profit for the first nine months of fiscal 2017 was $94.1, an increase of $18.9 or 25.1%, inclusive of the impact of the acquisition of Bulldog and currency movements. Excluding the impact of the acquisition and currency movements, organic segment profit increased $19.2, or 25.5%, driven primarily by higher volumes, lower returns and favorable price mix, as well as favorable material costs and increased operational efficiencies, which were partially offset by increased A&P spend.

Feminine Care

Net Sales - Feminine Care
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$97.1		$281.2
Organic	(10.5)	(10.8)%	(22.5)	(8.0)%
Impact of currency	(0.2)	(0.2)%	—	—%
Net sales - current year	$86.4	(11.0)%	$258.7	(8.0)%

Feminine Care net sales for the third quarter of fiscal 2017 decreased $10.7, or 11.0%, inclusive of a 0.2% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 10.8%, largely driven by volume declines related to Sport® branded pad distribution losses, as well as increased competitive pressure and category softness, resulting in declines across tampons, pads and liners. Price mix was also unfavorable in the quarter in support of promotional programs behind innovation.
Feminine Care net sales for the first nine months of fiscal 2017 decreased $22.5, or 8.0%, driven by volume declines across Gentle Glide®, Stayfree®, Carefree® and Sport® branded pads and liners, partially offset by growth in Sport® branded tampons and lower promotional spend in the current year period.

Segment Profit - Feminine Care
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$7.4		$35.5
Organic	0.3	4.1%	(18.0)	(50.7)%
Impact of currency	(0.1)	(1.4)%	—	—%
Segment profit - current year	$7.6	2.7%	$17.5	(50.7)%

Feminine Care segment profit for the third quarter of fiscal 2017 was $7.6, an increase of $0.2, or 2.7%, inclusive of a 1.4% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $0.3, as lower A&P and overhead spending was offset in part by lower volumes and unfavorable price mix. Product cost mix was essentially flat, as lower commodity costs and savings generated through restructuring programs helped to offset final transition costs related to the shift of manufacturing from Montreal to Dover, Delaware.
Feminine Care segment profit for the first nine months of fiscal 2017 was $17.5, a decrease of $18.0, or 50.7%, primarily due to volume declines and transition costs related to the shift of manufacturing from Montreal to Dover, Delaware, partially offset by favorable material costs.

All Other

Net Sales - All Other
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$32.1		$98.6
Organic	(0.4)	(1.3)%	(0.2)	(0.2)%
Impact of currency	(0.2)	(0.6)%	(0.2)	(0.2)%
Net sales - current year	$31.5	(1.9)%	$98.2	(0.4)%

All Other net sales for the third quarter of fiscal 2017 decreased 1.9%, inclusive of a 0.6% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $0.4, or 1.3%, as growth in Diaper Genie® and pet care products was more than offset by declines in infant cups and bottles.
All Other net sales for the first nine months of fiscal 2017 were essentially flat, as growth in Diaper Genie® and pet care products was offset by volume declines in infant cups and bottles.

Segment Profit - All Other
Quarter and Nine Months Ended June 30, 2017
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$6.1		$21.3
Organic	0.8	13.1%	0.1	0.5%
Impact of currency	(0.2)	(3.3)%	(0.1)	(0.5)%
Segment profit - current year	$6.7	9.8%	$21.3	—%

All Other segment profit for the third quarter of fiscal 2017 was $6.7, an increase of $0.6, or 9.8%, inclusive of a 3.3% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased 13.1%, driven by increased volumes on Diaper Genie® and pet care products and favorable price mix.
All Other segment profit for the first nine months of fiscal 2017 was $21.3, flat compared to the prior year period, inclusive of a 0.5% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased 0.5%.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Corporate expenses	$18.2	$20.5	$58.1	$58.5
Spin costs (1)	—	2.8	—	12.0
Restructuring and related costs (2)	12.8	5.8	25.6	29.4
Industrial sale charges	—	—	—	0.2
General corporate and other expenses	$31.0	$29.1	$83.7	$100.1
% of net sales	4.9%	4.5%	4.8%	5.7%

(1)
Includes pre-tax SG&A of $2.8 and $11.8 for the third quarter and first nine months of fiscal 2016, respectively, and pre-tax Cost of products sold of $0.2 for the first nine months of fiscal 2016 related to the separation of the Household Products business in July 2015.

(2)
Includes pre-tax Cost of products sold of $0.3 and $0.7 for the third quarter and first nine months of fiscal 2017, respectively, and $0.1 for the first nine months of fiscal 2016 associated with obsolescence charges related to the exit of certain non-core product lines as a part of the Restructuring.

For the third quarter of fiscal 2017, general corporate expenses were $18.2, or 2.9% of net sales, as compared to $20.5, or 3.2% of net sales, in the prior year quarter. For the first nine months of fiscal 2017, general corporate expenses were $58.1, or 3.4% of net sales, compared to $58.5, or 3.3% of net sales, in the prior year period. For both the quarter and nine month period, the decreases in general corporate expenses over the prior period were primarily related to lower share-based and other compensation expense.

Liquidity and Capital Resources
At June 30, 2017, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. Our intention is to reinvest earnings of our foreign subsidiaries indefinitely as the repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,597.8 at June 30, 2017, including $484.7 tied to variable interest rates. Our total borrowings at September 30, 2016 were $1,844.5.
As of June 30, 2017, we had outstanding borrowings of $300.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at June 30, 2017, $417.0 remains available under the Revolving Facility. At September 30, 2016, we had outstanding borrowings of $265.0 under the Revolving Facility. As of June 30, 2017 and September 30, 2016, we had approximately $185.0 outstanding under a term loan.
On October 20, 2016, we terminated our commitments under our revolving credit facility in the Netherlands (the "Netherlands Credit Facility") and repaid all outstanding loans and other obligations in full, in the amount of €251.3 (approximately $277). As of September 30, 2016, we had €250.8 (approximately $281.8) outstanding under the Netherlands Credit Facility.
On March 13, 2017, we, along with our wholly-owned subsidiary, Edgewell Personal Care Brands, LLC ("Brands"), entered into Amendment No. 3 to the Credit Agreement (the "Amendment"), amending the Credit Agreement dated June 1, 2015 (as amended, the "Credit Agreement"), and an Increasing Lender Support Supplement to the Credit Agreement (the "Supplement"). The Amendment and the Supplement provide for an increase of $75.0 (from $650.0 to $725.0) in the revolving loans available to Brands and to us. Additionally, certain other changes were made to the Credit Agreement, including allowing us to enter into receivables sales facilities for up to $150.0.
We had outstanding international borrowings, recorded in Notes payable, of $17.7 and $18.5 as of June 30, 2017 and September 30, 2016, respectively.
The minimum required contribution to our pension plans in fiscal 2017 is $7.3; however, discretionary contributions may also be made. During the first nine months of fiscal 2017, we contributed $4.2 to our pension plans.

As of June 30, 2017, we were in compliance, in all material respects, with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Nine Months Ended June 30,
	2017	2016
Net cash used by:
Operating activities	$119.4	$4.1
Investing activities	(73.5)	(50.9)
Financing activities	(334.6)	24.7
Effect of exchange rate changes on cash	4.7	1.5
Net decrease in cash and cash equivalents	$(284.0)	$(20.6)

Operating Activities
Cash flow from operating activities was $119.4 during the first nine months of fiscal 2017, as compared to $4.1 during the same period in the prior year. The improvement is primarily reflective of the discretionary funding of certain international defined benefit plans of $100.5 during fiscal 2016 and higher net earnings, partially offset by a $20.3 increase in deferred compensation payments.

Investing Activities
Cash flow used by investing activities was $73.5 during the first nine months of fiscal 2017 as compared to $50.9 during the same period in the prior year. The increase was primarily due to the $34.0 acquisition of Bulldog in the first quarter of fiscal 2017, partially offset by proceeds from the sale of assets. Capital expenditures were $45.4 during the first nine months of fiscal 2017 and $50.9 during the same period in the prior year, with higher capitalized software additions in fiscal 2016.

Financing Activities
Net cash used by financing activities was $334.6 during the first nine months of fiscal 2017 as compared to net cash from financing activities of $24.7 during the same period in the prior year. The $359.3 increase in net cash used by financing activities was driven by the repayment of the Netherlands Credit Facility for approximately $277.0 in fiscal 2017 and a $104.7 reduction in net borrowings on other debt instruments, partially offset by a decrease in repurchases of common shares of $19.9 when compared to the prior year period.

Share Repurchases
During the first nine months of fiscal 2017, we repurchased 1.3 shares of our common stock for $94.6. We have 4.2 shares remaining under the Board authorization to repurchase our common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During the first nine months of fiscal 2017, 0.2 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Foreign Currency
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit," and on March 29, 2017, the U.K. began the process to withdraw from the E.U. As a result, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound as compared to the U.S. dollar and other foreign currencies. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Historically, our hedging strategy has included hedging a portion of our exposure to the British Pound, thereby reducing our currency risk. We routinely monitor and evaluate this strategy based on risk, and will adjust as necessary to minimize exposure to fluctuations in exchange rates related to our U.K. operations. A weaker British Pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. For the first nine months of fiscal 2017, net sales of our U.K. operations were 3.9% of our consolidated net sales. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Commitments and Contingencies
Contractual Obligations
During the first nine months of fiscal 2017, our net repayments on our revolving credit facilities were $246.8, which includes the repayment of the Netherlands Credit Facility. As of June 30, 2017, future repayments of debt are as follows: $185.0 in fiscal 2019, $300.0 in fiscal 2020, $600.0 in fiscal 2021 and $500.0 in fiscal 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, see Note 12 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of June 30, 2017, our outstanding variable-rate debt included $300.0 million on our revolving credit facility in the U.S. and $185.0 million on our term loan. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $4.8 million.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2017.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2017	—	$—	—	4,735,729
May 1 to 31, 2017	266,663	71.33	266,478	4,469,251
June 1 to 30, 2017	233,546	73.07	233,522	4,235,729

(1)
209 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In May 2015, the Company's Board of Directors approved an authorization to repurchase up to ten million shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the third quarter of fiscal 2017, the Company repurchased 500,000 shares under this resolution.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Sandra J. Sheldon
Sandra J. Sheldon
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Date:	August 8, 2017