Form 10-Q
period 2017-12-31
EDGEWELL PERSONAL CARE Co
filed 2018-02-08
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common shares, $0.01 par value - 53,997,612 shares as of January 31, 2018.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2017	2016
Net sales	$468.3	$485.0
Cost of products sold	268.0	257.0
Gross profit	200.3	228.0

Selling, general and administrative expense	97.2	93.8
Advertising and sales promotion expense	49.0	50.6
Research and development expense	16.1	16.3
Gain on sale of Playtex gloves	(15.9)	—
Restructuring charges	—	6.9
Interest expense associated with debt	17.8	17.4
Other expense (income), net	3.0	(1.9)
Earnings before income taxes	33.1	44.9
Income tax provision	26.4	11.4
Net earnings	$6.7	$33.5

Earnings per share:
Basic net earnings per share	$0.12	$0.58
Diluted net earnings per share	$0.12	$0.58

Statements of Comprehensive Income:
Net earnings	$6.7	$33.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.5	(38.7)
Pension and postretirement activity, net of tax of $0.3 and $1.9	0.4	3.9
Deferred gain on hedging activity, net of tax of $0.1 and $4.1	0.2	7.9
Total other comprehensive income (loss), net of tax	10.1	(26.9)
Total comprehensive income	$16.8	$6.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2017	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$529.9	$502.9
Trade receivables, less allowance for doubtful accounts of $5.4 and $4.3	183.1	224.1
Inventories	349.3	333.5
Other current assets	118.3	125.7
Total current assets	1,180.6	1,186.2
Property, plant and equipment, net	441.9	453.4
Goodwill	1,447.8	1,445.9
Other intangible assets, net	1,068.6	1,071.7
Other assets	33.6	31.6
Total assets	$4,172.5	$4,188.8

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$—	$—
Notes payable	21.1	19.4
Accounts payable	198.8	223.6
Other current liabilities	225.5	281.4
Total current liabilities	445.4	524.4
Long-term debt	1,678.7	1,525.4
Deferred income tax liabilities	143.9	181.8
Other liabilities	248.7	215.5
Total liabilities	2,516.7	2,447.1
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,151,058 and 56,017,537 outstanding	0.7	0.7
Additional paid-in capital	1,620.7	1,623.4
Retained earnings	969.2	952.9
Common shares in treasury at cost, 11,100,931 and 9,234,452	(813.5)	(703.9)
Accumulated other comprehensive loss	(121.3)	(131.4)
Total shareholders' equity	1,655.8	1,741.7
Total liabilities and shareholders' equity	$4,172.5	$4,188.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2017	2016
Cash Flow from Operating Activities
Net earnings	$6.7	$33.5
Non-cash restructuring costs	—	1.7
Depreciation and amortization	24.8	23.4
Share-based compensation expense	4.8	5.7
(Gain) / loss on sale of assets	(13.9)	1.8
Deferred income taxes	(28.9)	(0.7)
Other, net	(4.8)	(5.7)
Changes in operating assets and liabilities	(9.7)	(111.6)
Net cash used by operating activities	(21.0)	(51.9)

Cash Flow from Investing Activities
Capital expenditures	(11.6)	(13.7)
Acquisitions, net of cash acquired	—	(34.0)
Playtex gloves sale	19.0	—
Proceeds from sale of assets	2.1	—
Net cash from (used by) investing activities	9.5	(47.7)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	253.0	146.0
Cash payments on debt with original maturities greater than 90 days	(100.0)	(287.0)
Net decrease in debt with original maturities of 90 days or less	(1.3)	(0.4)
Common shares purchased	(115.2)	(58.0)
Employee shares withheld for taxes	(2.0)	(7.1)
Net cash from (used by) financing activities	34.5	(206.5)

Effect of exchange rate changes on cash	4.0	(14.3)

Net increase (decrease) in cash and cash equivalents	27.0	(320.4)
Cash and cash equivalents, beginning of period	502.9	738.9
Cash and cash equivalents, end of period	$529.9	$418.5

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

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Bulldog® men's skin care products, Wet Ones® wipes and Playtex® household gloves until the sale of the gloves business in October 2017. Refer to Note 2 for additional details on the sale of the Playtex household gloves business.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), under the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 20, 2017.
Recently Adopted Accounting Pronouncements. In August 2014, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standards Update ("ASU"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company adopted this guidance as of October 1, 2017 and noted the adoption did not have an impact on the financial statements or the related disclosures.
In July 2015, the FASB issued a new ASU, which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using FIFO or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on a prospective basis as of October 1, 2017 and noted the adoption did not have a material impact on the financial statements or the related disclosures.

In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. The standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. The Company adopted these provisions of the guidance prospectively in the first quarter of fiscal 2018. As a result, the Company recognized excess tax deficiencies of $0.6 through income taxes during the first quarter of fiscal 2018 rather than additional paid-in capital. The excess tax deficiencies were recorded as an operating activity in the Condensed Consolidated Statement of Cash Flows during the first quarter of 2018. Also, as part of the adoption, a $9.7 adjustment was recorded to increase retained earnings and deferred tax assets to recognize the cumulative amount of previously unrecognized excess tax benefits as of October 1, 2017. Additionally, the ASU requires the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes to be presented as a financing activity in the statement of cash flows as opposed to as an operating activity. This aspect of the new guidance was required to be adopted retrospectively. As such, $7.1 of cash outflows for tax withholding payments were reclassified from an operating activity to a financing activity in the Condensed Consolidated Statement of Cash Flows for the first quarter of fiscal 2017. Finally, under the ASU, the Company elected to record forfeitures as they occur. This election did not have a material impact on the financial statements.
Recently Issued Accounting Pronouncements. In May 2014, the FASB issued an ASU, which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. During 2016, the FASB issued three ASUs, clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The new guidance will be effective for the Company beginning October 1, 2018, with the option of using either a full retrospective or modified retrospective method. The Company is still evaluating the method of adoption.
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
No other new accounting pronouncement issued or effective during the fiscal year which was not previously disclosed in our Annual Report on Form 10-K had or is expected to have a material impact on our consolidated financial statements or related disclosures.

Note 2 - Divestiture

On October 3, 2017, the Company entered into an agreement to sell its Playtex® gloves business to a household products company (the “Acquirer”) for $19.0 to allow the Company to better focus and utilize its resources on its other product lines. The agreement also provided the Acquirer with indefinite and exclusive worldwide rights to the Playtex trademark for gloves. The sale was completed on October 26, 2017. Total assets sold were approximately $3.1 resulting in a pre-tax gain on sale of $15.9.

Note 3 - Restructuring Charges
Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan (the "Restructuring"). The Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with the Company's discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges have primarily related to plant closure, accelerated depreciation charges, severance and related benefit costs. Restructuring costs under this plan totaled $170.1. Due to an increase in Wet Shave footprint costs and a delay in the transition of manufacturing in the Company's Feminine Care segment from Montreal to Dover, Delaware, some anticipated savings are not expected to be realized until fiscal 2019. The Company does not expect costs in fiscal 2018 or in future periods to be material.

Expenses incurred under the Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. Restructuring charges were only allocated to the Company's Wet Shave and Feminine Care segments for the three months ended December 31, 2016. The Company does not include restructuring costs in the results of its reportable segments.

	Three Months Ended December 31, 2016
	Wet Shave	Feminine Care	Total
Restructuring
Severance and related benefit costs	$0.4	$1.5	$1.9
Asset impairment and accelerated depreciation	—	1.7	1.7
Consulting, program management and other exit costs	1.7	1.6	3.3
Total Restructuring	$2.1	$4.8	$6.9
In addition, pre-tax costs of $0.3 for the three months ended December 31, 2016, associated with obsolescence charges related to the exit of certain non-core product lines as part of the restructuring were included in Cost of products sold.
During the first quarter of fiscal 2018, the Company made severance and related benefit payments of $0.7. The remaining restructuring accrual was $1.7 for severance and related benefit costs as of December 31, 2017.
The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2017:

				Utilized
	October 1, 2016	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2017
Restructuring
Severance and termination related costs	$16.7	$6.5	$(0.3)	$(20.5)	$—	$2.4
Asset impairment and accelerated depreciation	—	6.9	—	—	(6.9)	—
Other related costs	—	16.2	—	(16.2)	—	—
Total Restructuring	$16.7	$29.6	$(0.3)	$(36.7)	$(6.9)	$2.4

(1)	Includes the impact of currency translation.

Note 4 - Income Taxes

For the three months ended December 31, 2017, the Company had income tax expense of $26.4 on Earnings before income taxes of $33.1. The effective tax rate for the three months ended December 31, 2017 was 79.8%. The difference between the federal statutory rate and the effective rate is primarily due to a $16.2 net transitional charge resulting from the enactment of The Tax Cuts and Jobs Act ("the Tax Act"), as discussed below. The rate was also affected by unfavorable tax adjustments, including the impact of the new share-based payment guidance and changes to prior year provision estimates, which increased the effective rate by 5%.
For the three months ended December 31, 2016, the Company had income tax expense of $11.4 on Earnings before income taxes of $44.9. The effective tax rate for the three months ended December 31, 2016 was 25.4%. The difference between the federal statutory rate and the effective rate was due to a higher mix of earnings in lower tax rate jurisdictions and was favorably impacted by Spin costs and Restructuring charges in higher tax rate jurisdictions. In addition, the effective tax rate was impacted by favorable tax adjustments, which reduced the effective rate by approximately 4%.

U.S. Tax Reform
On December 22, 2017, the U.S. government enacted the Tax Act.  This new comprehensive tax legislation reduces the U.S. federal corporate tax rate from 35% to 21% but also limits and/or eliminates certain deductions while creating new taxes on certain foreign sourced earnings.  Since the Company has a September 30 fiscal year end, the lower U.S. corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 24.5% for the fiscal year ending September 30, 2018 and 21% for subsequent fiscal years.  The reduction in the U.S. corporate tax rate requires the Company to remeasure its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which can be 24.5% or 21%. The Tax Act also imposed a one-time transition tax on historical earnings of certain foreign subsidiaries that were not previously taxed by the U.S.

Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act will impact the Company in fiscal 2018 while others will be effective in subsequent years.  For the quarter ended December 31, 2017 (period of enactment), the estimated impact of the one-time transition tax on foreign earnings was $97.2, offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $81.  The net impact of these transitional provisions resulted in a net charge of $16.2 for the quarter, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected be used to partially offset amounts payable over 8 years related to the one-time transition tax on foreign earnings.
The tax law changes included in the Tax Act are broad and complex. The estimates of the transition impact of the Tax Act, as discussed above, are provisional. The final impact may differ from those estimates, possibly materially, due to, among other things, changes in interpretation of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or updates or changes to estimates the Company used to calculate the transition impacts, including impacts from changes to earnings estimates, foreign income tax estimates and foreign exchange rates. The Securities and Exchange Committee ("SEC") has issued rules under SAB 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. As a result of the Tax Act, the Company expects to repatriate a significant amount of cash from foreign subsidiaries. The Company is currently evaluating the amount and expected uses of repatriated cash. The Company does not expect the incremental cost of repatriating cash to be material.

Note 5 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2017	2016
Basic weighted-average shares outstanding	55.4	57.7
Effect of dilutive securities:
RSE awards	0.2	0.4
Total dilutive securities	0.2	0.4
Diluted weighted-average shares outstanding	55.6	58.1

For the three months ended December 31, 2017 and 2016, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2017 and 2016, the number of RSE awards considered anti-dilutive was immaterial.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2017	$971.2	$195.6	$209.5	$69.6	$1,445.9
Cumulative translation adjustment	2.1	0.1	(0.3)	—	1.9
Balance at December 31, 2017	$973.3	$195.7	$209.2	$69.6	$1,447.8

Total amortizable intangible assets were as follows:

	December 31, 2017			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$189.3	$18.3	$171.0	$188.6	$16.0	$172.6
Technology and patents	78.0	75.3	2.7	77.9	74.4	3.5
Customer related and other	151.6	91.2	60.4	151.5	89.8	61.7
Total amortizable intangible assets	$418.9	$184.8	$234.1	$418.0	$180.2	$237.8
Amortization expense was $4.4 and $4.0 for the three months ended December 31, 2017 and 2016, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2018 and for fiscal 2019, 2020, 2021, 2022 and 2023 is $11.7, $14.8, $14.2, $13.6, $13.5 and $13.5, respectively, and $152.8 thereafter.
The Company had indefinite-lived intangible assets of $834.5 ($185.1 in Wet Shave, $475.7 in Sun and Skin Care, $29.9 in Feminine Care and $143.8 in All Other) at December 31, 2017, an increase of $0.6 from September 30, 2017, related to changes in foreign currency translation rates.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors. The Company's stock price has declined since September 30, 2017. A prolonged decrease in the Company's stock price could be an indication of a triggering event. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. Refer to the sensitivity analysis in Note 8 to the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 20, 2017.
During fiscal 2017, the Company recorded impairment charges of $312.0 and $7.0 on its Playtex and Edge brand names, respectively. The impairment of Playtex and Edge in fiscal 2017 was the result of intense competition in the Feminine Care and Wet Shave segments which resulted in decreased market share. Based on the impairment taken and continued competitive pressure on the Playtex and Edge brands, the intangible assets associated with the brand names were converted to definite-lived assets as of July 1, 2017 and assigned a useful life of 20 years. The conversion of the Playtex and Edge brand names to definite-lived intangible assets increased amortization expense by $1.8 for the three months ended December 31, 2017.

Note 7 - Supplemental Balance Sheet Information

	December 31, 2017	September 30, 2017
Inventories
Raw materials and supplies	$52.2	$50.6
Work in process	61.3	60.9
Finished products	235.8	222.0
Total inventories	$349.3	$333.5
Other Current Assets
Miscellaneous receivables	$13.7	$16.9
Prepaid expenses	64.8	55.6
Value added tax collectible from customers	20.3	25.2
Income taxes receivable	16.7	24.7
Other	2.8	3.3
Total other current assets	$118.3	$125.7
Property, Plant and Equipment
Land	$19.5	$19.3
Buildings	142.5	139.1
Machinery and equipment	956.3	947.4
Capitalized software costs	45.3	42.3
Construction in progress	41.8	49.7
Total gross property, plant and equipment	1,205.4	1,197.8
Accumulated depreciation and amortization	(763.5)	(744.4)
Total property, plant and equipment, net	$441.9	$453.4
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$41.4	$32.2
Accrued trade allowances	21.2	24.6
Accrued salaries, vacations and incentive compensation	27.1	40.6
Income taxes payable	10.6	18.3
Returns reserve	27.3	53.3
Restructuring reserve	1.7	3.0
Value added tax payable	5.1	5.8
Deferred compensation	15.3	13.8
Other	75.8	89.8
Total other current liabilities	$225.5	$281.4
Other Liabilities
Pensions and other retirement benefits	$106.6	$109.4
Deferred compensation	42.1	47.3
Long-term income taxes payable	41.4	—
Other non-current liabilities	58.6	58.8
Total other liabilities	$248.7	$215.5

Note 8 - Accounts Receivable Facility

On September 15, 2017, the Company entered into a $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser. Transfers under this agreement are accounted for as sales of receivables, resulting in the receivables being de-recognized from the consolidated balance sheet. As of December 31, 2017, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.

Account receivables sold under this agreement for the quarter ended December 31, 2017 were $210.1. The trade receivables sold that remained outstanding under this agreement as of December 31, 2017 and September 30, 2017 were $74.6 and $81.7, respectively. The dilution reserve, which represents the Company's retained interest in sold receivables, was $7.5 and $8.2 as of December 31, 2017 and September 30, 2017, respectively, and was recognized on the Consolidated Balance Sheets as a receivable. The difference between the carrying amount of the trade receivables sold and the sum of the cash received was recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. For the three months ended December 31, 2017, the loss on sale of trade receivables was $0.4.

Note 9 - Debt
The detail of long-term debt was as follows:

	December 31, 2017	September 30, 2017
Senior notes, fixed interest rate of 4.7%, due 2021, net (1)	$598.4	$598.3
Senior notes, fixed interest rate of 4.7%, due 2022, net (1) (2)	497.6	497.4
U.S. revolving credit facility due 2020	398.0	245.0
Term loan, due 2019, net (1)	184.7	184.7
Total long-term debt, including current maturities	1,678.7	1,525.4
Less current portion	—	—
Total long-term debt	$1,678.7	$1,525.4

(1)
At December 31, 2017, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.6, $1.8 and $0.3, respectively. At September 30, 2017, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.7, $1.9 and $0.3, respectively.

(2)	At December 31, 2017 and September 30, 2017, the balance for the senior notes due 2022 was reflected net of discount of $0.6 and $0.7, respectively.

The Company had outstanding, variable-rate international borrowings, recorded in Notes payable, of $21.1 and $19.4 as of December 31, 2017 and September 30, 2017, respectively.

Note 10 - Retirement Plans
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
The Company's net periodic pension and postretirement benefit (credit) cost for these plans was as follows:

	Three Months Ended December 31,
	2017	2016
Service cost	$1.5	$1.8
Interest cost	4.3	3.8
Expected return on plan assets	(7.9)	(7.9)
Recognized net actuarial loss	1.1	1.5
Settlement loss recognized	—	0.3
Net periodic (benefit) cost	$(1.0)	$(0.5)

Note 11 - Shareholders' Equity
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock, replacing the previous stock repurchase authorization from May 2015, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. During the three months ended December 31, 2017, the Company repurchased 1.9 shares of its common stock for $115.2, all of which were purchased under the previous authorization from May 2015. The full 10.0 shares authorized by the Board in January 2018 are available for future share repurchases. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During the three months ended December 31, 2017, the Company paid $0.1 cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015, and does not currently intend to declare dividends in the foreseeable future.

Note 12 - Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive (loss) income ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2017	$(29.0)	$(101.3)	$(1.1)	$(131.4)
OCI before reclassifications (1)	9.5	(0.3)	(0.3)	8.9
Reclassifications to earnings	—	0.7	0.5	1.2
Balance at December 31, 2017	$(19.5)	$(100.9)	$(0.9)	$(121.3)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2016	$(68.1)	$(126.3)	$(2.8)	$(197.2)
OCI before reclassifications (1)	(38.7)	2.7	7.7	(28.3)
Reclassifications to earnings	—	1.2	0.2	1.4
Balance at December 31, 2016	$(106.8)	$(122.4)	$5.1	$(224.1)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2017	2016
Loss / (gain) on cash flow hedges
Foreign exchange contracts	$0.7	$0.3	Other (income) expense, net
	0.7	0.3	Total before tax
	(0.2)	(0.1)	Tax expense
	0.5	0.2	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	1.1	1.5	(1)
Settlement loss recognized	—	0.3	(1)
	1.1	1.8	Total before tax
	(0.4)	(0.6)	Tax expense
	0.7	1.2	Net of tax

Total reclassifications for the period	$1.2	$1.4	Net of tax

(1)	These AOCI components are included in the computation of net periodic (benefit) cost. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Note 13 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at December 31, 2017 and September 30, 2017, as well as the Company's objectives and strategies for holding derivative instruments.

Foreign Currency Risk
A significant share of the Company's sales are tied to currencies other than the U.S. dollar, the Company's reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the Euro, the Japanese Yen, the British Pound, the Canadian Dollar, the Czech Koruna and the Australian Dollar.
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

Cash Flow Hedges
At December 31, 2017, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax losses of $1.3 and $1.6 at December 31, 2017 and September 30, 2017, respectively, on these forward currency contracts accounted for as cash flow hedges, which are included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2017 levels over the next twelve months, the majority of the pre-tax loss included in AOCI at December 31, 2017 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2019. There were 63 open foreign currency contracts at December 31, 2017 with a total notional value of $129.8.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three months ended December 31, 2017 resulted in a loss of $0.2, compared to a gain of $3.5 for the three months ended December 31, 2016, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings. There were six open foreign currency derivative contracts, which were not designated as cash flow hedges at December 31, 2017, with a total notional value of $71.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	December 31, 2017	September 30, 2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(1.3)	$(1.6)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(0.7)	$0.4

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2017	2016
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$(0.4)	$11.7
Loss (gain) reclassified from AOCI into income (effective portion) (1) (2)	0.7	0.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Loss (gain) recognized in income (2)	$0.2	$(3.5)

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

(2)	Loss (gain) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At December 31, 2017		At September 30, 2017
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$1.3	$(3.3)	$2.5	$(3.7)
Gross amounts offset in the balance sheet	(0.1)	0.1	(0.1)	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$1.2	$(3.2)	$2.4	$(3.6)

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as level 2 within the fair value hierarchy:

	December 31, 2017	September 30, 2017
Liabilities at estimated fair value:
Deferred compensation	$(57.4)	$(60.9)
Derivatives - foreign currency contracts	(2.0)	(1.2)
Net liabilities at estimated fair value	$(59.4)	$(62.1)

At December 31, 2017, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.
At December 31, 2017 and September 30, 2017, the Company had no level 1 or level 3 financial assets or liabilities, other than pension plan assets.
At December 31, 2017 and September 30, 2017, the fair market value of fixed rate long-term debt was $1,123.0 and $1,143.8, respectively, compared to its carrying value of $1,096.0 and $1,095.7, respectively. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, excluding revolving credit facilities, which consists of bank debt, was $185.0 compared to its carrying value of $184.7 at December 31, 2017 and September 30, 2017. The estimated fair value was equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on level 2 inputs.
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

Note 14 - Commitments and Contingencies
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

Note 15 - Segment Data
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge®, Skintimate®, Shave Guard and Personna® brands, as well as non-branded products. The Company's wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Bulldog® men's skin care products, Wet Ones® wipes and Playtex® household gloves until the sale of the gloves business in October 2017. Refer to Note 2 for additional details on the sale of the Playtex household gloves business.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, the gain on the sale of the Playtex gloves business and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
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

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2017	2016
Net Sales
Wet Shave	$294.1	$306.2
Sun and Skin Care	59.1	57.6
Feminine Care	82.6	89.1
All Other	32.5	32.1
Total net sales	$468.3	$485.0

Segment Profit
Wet Shave	$54.7	$72.0
Sun and Skin Care	(6.1)	0.8
Feminine Care	5.0	8.3
All Other	7.2	6.9
Total segment profit	60.8	88.0
General corporate and other expenses	(18.4)	(16.4)
Gain on sale of Playtex gloves	15.9	—
Restructuring and related costs (1)	—	(7.2)
Amortization of intangibles	(4.4)	(4.0)
Interest and other expense, net	(20.8)	(15.5)
Total earnings before income taxes	$33.1	$44.9

(1)
Includes pre-tax Cost of products sold of $0.3 for the three months ended December 31, 2016, associated with obsolescence charges related to the exit of certain non-core product lines as a part of restructuring.

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2017	2016
Razors and blades	$261.5	$271.3
Tampons, pads and liners	82.6	89.1
Sun care products	38.3	37.7
Shaving gels and creams	32.6	34.9
Infant care and other	32.5	32.1
Skin care products	20.8	19.9
Total net sales	$468.3	$485.0

Note 16 - Guarantor and Non-Guarantor Financial Information
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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$312.1	$227.5	$(71.3)	$468.3
Cost of products sold	—	194.8	144.5	(71.3)	268.0
Gross profit	—	117.3	83.0	—	200.3

Selling, general and administrative expense	—	61.9	35.3	—	97.2
Advertising and sales promotion expense	—	26.5	22.5	—	49.0
Research and development expense	—	16.1	—	—	16.1
Gain on sale of Playtex gloves	—	(15.9)	—	—	(15.9)
Interest expense associated with debt	13.4	4.2	0.2	—	17.8
Other expense, net	—	0.4	2.6	—	3.0
Intercompany service fees	—	(6.9)	6.9	—	—
Equity in earnings of subsidiaries	(16.5)	(12.8)	—	29.3	—
Earnings before income taxes	3.1	43.8	15.5	(29.3)	33.1
Income tax (benefit) provision	(3.6)	27.3	2.7	—	26.4
Net earnings	$6.7	$16.5	$12.8	$(29.3)	$6.7

Statements of Comprehensive Income:
Net earnings	$6.7	$16.5	$12.8	$(29.3)	$6.7
Other comprehensive income, net of tax	10.1	10.1	9.6	(19.7)	10.1
Total comprehensive income	$16.8	$26.6	$22.4	$(49.0)	$16.8

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$342.9	$232.3	$(90.2)	$485.0
Cost of products sold	—	204.5	142.7	(90.2)	257.0
Gross profit	—	138.4	89.6	—	228.0

Selling, general and administrative expense	—	58.7	35.1	—	93.8
Advertising and sales promotion expense	—	30.2	20.4	—	50.6
Research and development expense	—	16.0	0.3	—	16.3
Restructuring charges	—	2.7	4.2	—	6.9
Interest expense associated with debt	13.4	3.3	0.7	—	17.4
Other expense (income), net	—	0.4	(2.3)	—	(1.9)
Intercompany service fees	—	(4.4)	4.4	—	—
Equity in earnings of subsidiaries	(41.9)	(21.1)	—	63.0	—
Earnings before income taxes	28.5	52.6	26.8	(63.0)	44.9
Income tax (benefit) provision	(5.0)	10.9	5.5	—	11.4
Net earnings	$33.5	$41.7	$21.3	$(63.0)	$33.5

Statements of Comprehensive Income:
Net earnings	33.5	41.7	21.3	(63.0)	33.5
Other comprehensive (loss), net of tax	(26.9)	(3.2)	(27.8)	31.0	(26.9)
Total comprehensive income (loss)	$6.6	$38.5	$(6.5)	$(32.0)	$6.6

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$0.6	$529.3	$—	$529.9
Trade receivables, net	—	43.0	140.1	—	183.1
Inventories	—	210.5	138.8	—	349.3
Other current assets	—	43.0	75.3	—	118.3
Total current assets	—	297.1	883.5	—	1,180.6
Investment in subsidiaries	3,657.7	1,385.7	—	(5,043.4)	—
Intercompany receivables, net (1)	—	849.5	51.2	(900.7)	—
Property, plant and equipment, net	—	326.5	115.4	—	441.9
Goodwill	—	1,061.9	385.9	—	1,447.8
Other intangible assets, net	—	896.4	172.2	—	1,068.6
Other assets	1.4	0.1	32.1	—	33.6
Total assets	$3,659.1	$4,817.2	$1,640.3	$(5,944.1)	$4,172.5

Liabilities and Shareholders' Equity
Current liabilities	$6.4	$234.2	$204.8	$—	$445.4
Intercompany payables, net (1)	900.7	—	—	(900.7)	—
Long-term debt	1,095.7	583.0	—	—	1,678.7
Deferred income tax liabilities	—	109.3	34.6	—	143.9
Other liabilities	0.5	233.0	15.2	—	248.7
Total liabilities	2,003.3	1,159.5	254.6	(900.7)	2,516.7
Total shareholders' equity	1,655.8	3,657.7	1,385.7	(5,043.4)	1,655.8
Total liabilities and shareholders' equity	$3,659.1	$4,817.2	$1,640.3	$(5,944.1)	$4,172.5

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$117.2	$(168.2)	$30.0	$—	$(21.0)

Cash Flow from Investing Activities
Capital expenditures	—	(9.2)	(2.4)	—	(11.6)
Playtex gloves sale	—	19.0	—	—	19.0
Proceeds from sale of assets	—	2.1	—	—	2.1
Net cash from (used by) investing activities	—	11.9	(2.4)	—	9.5

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	253.0	—	—	253.0
Cash payments on debt with original maturities greater than 90 days	—	(100.0)	—	—	(100.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.5)	1.2	—	(1.3)
Common shares purchased	(115.2)	—	—	—	(115.2)
Employee shares withheld for taxes	(2.0)	—	—	—	(2.0)
Net cash (used by) from financing activities	(117.2)	150.5	1.2	—	34.5

Effect of exchange rate changes on cash	—	—	4.0	—	4.0

Net (decrease) increase in cash and cash equivalents	—	(5.8)	32.8	—	27.0
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$0.6	$529.3	$—	$529.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$65.1	$(124.8)	$7.8	$—	$(51.9)

Cash Flow from Investing Activities
Capital expenditures	—	(11.0)	(2.7)	—	(13.7)
Acquisitions, net of cash acquired	—	—	(34.0)	—	(34.0)
Net cash used by investing activities	—	(11.0)	(36.7)	—	(47.7)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	146.0	—	—	146.0
Cash payments on debt with original maturities greater than 90 days	—	(10.0)	(277.0)	—	(287.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(0.9)	0.5	—	(0.4)
Common shares purchased	(58.0)	—	—	—	(58.0)
Employee shares withheld for taxes	(7.1)	—	—	—	(7.1)
Net cash (used by) from financing activities	(65.1)	135.1	(276.5)	—	(206.5)

Effect of exchange rate changes on cash	—	—	(14.3)	—	(14.3)

Net decrease in cash and cash equivalents	—	(0.7)	(319.7)	—	(320.4)
Cash and cash equivalents, beginning of period	—	5.8	733.1	—	738.9
Cash and cash equivalents, end of period	$—	$5.1	$413.4	$—	$418.5

Note 17 - Subsequent Event

On January 15, 2018, the Company entered into an agreement to acquire Jack Black, L.L.C. ("Jack Black"), a leading U.S. based luxury men's skincare products company based in Dallas, Texas.  The acquisition, which is expected to close in the second quarter of fiscal 2018, will create opportunities to expand Edgewell's personal care portfolio in growing categories in the U.S. and globally, while nurturing the brand equity of Jack Black. The transaction will be funded from operating cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 20, 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within "Forward-Looking Statements" below, and in Item 1A. Risk Factors and "Forward-Looking Statements" included within our Annual Report on Form 10-K.
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" or "organic" and exclude items such as the disposition of Playtex gloves business, the impact of the Tax Cuts and Jobs Act (the "Tax Act"), the acquisition of Bulldog Skincare Holdings Limited ("Bulldog"), restructuring charges and amortization of intangibles. Reconciliations of Non-GAAP measures are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency, acquisitions and dispositions (including the disposition of the gloves business and acquisition of Bulldog). This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as the gain on the disposition of the gloves business, restructuring charges, the related tax effects of these items and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as the gain on the disposition of the gloves business, restructuring charges, the related tax effects of these items and the impact of the Tax Act from the income tax provision and earnings before income taxes.

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

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Bulldog® men's skin care products, Wet Ones® wipes and Playtex® household gloves until the sale of the gloves business in October 2017. Refer to Note 2 for additional details on the sale of the Playtex household gloves business.

•	Feminine Care includes tampons, pads and liners sold under the Playtex® Gentle Glide® and Sport®, Stayfree®, Carefree® and o.b.® brands, as well as personal cleansing wipes under the Playtex® brand.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perception, product performance, customer service and price. The markets are generally characterized by the frequent introduction of new products, accompanied by major advertising and promotional programs. Our priority is to deliver our strategic objectives, focusing on maximizing sales and profit growth through innovation, product line extensions and share gains, as well as improving working capital management.

Significant Events

Sale of Playtex Gloves Business
On October 26, 2017, the Company finalized its sale of the Playtex® gloves business to a household products company (the “Acquirer”) for $19.0. The sale was finalized on October 26, 2017. The sale provides the Acquirer with indefinite and exclusive worldwide rights to the Playtex trademark for gloves. The strategic sale of the Playtex gloves business will allow the Company to better focus and utilize its resources on its other product lines. Total assets sold were $3.1, resulting in a pre-tax gain on sale of $15.9.

Acquisition of Bulldog
On October 31, 2016, we completed the acquisition of Bulldog, a men's grooming and skincare products company based in the United Kingdom (the "U.K.") for $34.0, net of cash acquired. The acquisition created opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash. The results of Bulldog for the post-acquisition period are included within our results for the first quarter of fiscal 2018 and 2017.

Changes in Executive Management Team
On December 12, 2017, we announced the departure of Sandy Sheldon, Chief Financial Officer. We have begun the process to identify and select a permanent CFO, and have retained a nationally recognized executive search firm to facilitate the process.

Executive Summary
Following is a summary of key results for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. Net earnings and earnings per share ("EPS") for the time periods presented were impacted by the gain on the sale of the Playtex gloves business, restructuring activities, the related tax impact from those costs and the impact of the Tax Act as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

First Quarter of Fiscal 2018

•
Net sales in the first quarter of fiscal 2018 were $468.3, down 3.4% compared to the prior year quarter, inclusive of a 0.5% increase as a result of the acquisition of Bulldog, a 0.7% decline from the sale of the Playtex gloves business and a 2.0% increase due to currency movements. Excluding the impact of the Bulldog acquisition, the sale of the Playtex gloves business and currency movements, organic net sales decreased 5.2% as declines in Wet Shave and Feminine Care were partially offset by growth in Sun and Skin Care.

•
Net earnings in the first quarter of fiscal 2018 were $6.7 as compared to $33.5 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first quarter of fiscal 2018 decreased 70.6% to $11.3. The decline was primarily driven by decreased net sales and lower gross margin.

•
Net earnings per diluted share during the first quarter of fiscal 2018 was $0.12 compared to $0.58 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first quarter of fiscal 2018 was $0.20 compared to $0.66 in the prior year.

	Quarter Ended December 31,
	Net Earnings		Diluted EPS
	2017	2016	2017	2016
Net Earnings and Diluted EPS - GAAP	$6.7	$33.5	$0.12	$0.58
Gain on sale of Playtex gloves	(15.9)	—	(0.29)	—
Restructuring and related costs (1)	—	7.2	—	0.12
Income taxes (2)	20.5	(2.3)	0.37	(0.04)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$11.3	$38.4	$0.20	$0.66

Weighted-average shares outstanding - Diluted			55.6	58.1

(1)
Includes pre-tax Cost of products sold of $0.3 for the first quarter of fiscal 2017 associated with obsolescence charges related to the exit of certain non-core product lines as part of the Restructuring.

(2)
Includes the impact of the Tax Act totaling $16.2 in Income tax expense for the first quarter of fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2018, as compared to the corresponding period in fiscal 2017, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter Ended December 31, 2017
	Q1	% Chg
Net sales - prior year	$485.0
Organic	(25.0)	(5.2)%
Impact of Playtex gloves sale	(3.2)	(0.7)%
Impact of Bulldog acquisition	2.3	0.5%
Impact of currency	9.2	2.0%
Net sales - current year	$468.3	(3.4)%

For the first quarter of fiscal 2018, net sales were $468.3, a 3.4% decrease when compared with the prior year period. Excluding the impact of the acquisition of Bulldog, the sale of the Playtex gloves business and currency movements, organic net sales decreased 5.2% versus the prior year period, as overall volumes decreased primarily in North America Wet Shave and Feminine Care. Wet Shave was impacted by unfavorable price mix in the quarter. Sun and Skin Care organic net sales grew 2.6% in the quarter while organic net sales in All Other was flat.
We expect net sales for the full year to be flat to up 1% compared to the prior year, including a currency benefit of approximately 2%, that is partially offset by a 0.5% decline from the Playtex gloves divestiture, net of acquisitions. Organic net sales for the year are expected to decrease approximately 1%. Wet Shave organic net sales are expected to be relatively flat assuming continued category declines and softening international category trends. Innovation launches by the Company across the Wet Shave segment are expected to grow share in this decelerating environment in addition to expected gains in e-commerce distribution and share. In Sun and Skin Care, organic net sales are expected to grow in the mid to low single digits through product innovation, market expansion and distribution gains, including organic growth in Bulldog. In Feminine Care, sales declines are expected to continue for the majority of fiscal 2018 as a result of distribution losses and competitive pressures.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $200.3 during the first quarter of fiscal 2018, as compared to $228.0 in the prior year period. Gross margin as a percent of net sales for the first quarter of fiscal 2018 was 42.8%, representing a 420 basis point decline over the prior year gross margin of 47.0%. The gross profit decline was driven by lower sales volumes and unfavorable product mix, higher promotional activity in Wet Shave and Sun and Skin Care, and increased product costs. Higher product costs were primarily driven by lower production volumes in both Feminine Care and Sun and Skin Care manufacturing compared to the prior year, increased costs related to Wet Shave footprint changes, higher commodity costs, and an unfavorable impact from transactional currency.

Selling, General and Administrative Expense
Selling, general and administrative expense was $97.2 in the first quarter of fiscal 2018, or 20.8% of net sales, as compared to $93.8 in the prior year period, or 19.3% of net sales. The increase in expenses relates to investments in e-commerce, executive severance, and expense related to one of our Zero Based Spending ("ZBS') initiatives that will yield savings going forward. Amortization expense also increased from the conversion of the Playtex and Edge brand names to definite lived intangible assets in the fourth quarter of fiscal 2017.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2018, advertising and promotion expense ("A&P ") was $49.0, down $1.6 as compared to the prior year period. A&P spending as a percent of net sales was 10.5%, as compared to 10.4% in the prior year period.

Research and Development Expense
Research and development ("R&D") for the first quarter of fiscal 2018 was $16.1, compared to $16.3 in the prior year period. As a percent of sales, R&D was consistent at 3.4% in both the current quarter and the prior year period.

Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2018 was $17.8, an increase from the prior year period of $17.4. The increase in interest expense was the result of higher average debt outstanding under the U.S. credit facility driven by borrowings to finance share repurchase activity in the current year.

Other (Income) Expense, Net
Other (income) expense, net was $3.0 of expense in the first quarter of fiscal 2018 compared to $1.9 of income in the prior year period, reflecting the impact of foreign currency exchange contract gains and losses and the revaluation of nonfunctional currency balance sheet exposures.

Income Tax Provision
The effective tax rate for the first quarters of fiscal 2018 and 2017 was 79.8% and 25.4%, respectively. The effective tax rate for the current period includes a $16.2 increase in tax expense related to net charges from the Tax Act. In addition the lower U.S. Federal tax rate was more than offset by unfavorable tax adjustments related to stock compensation and prior year provision estimates, yielding a combined increase of 5% to the effective tax rate. The effective tax rate for the first quarter of fiscal 2017 includes favorable adjustments related to prior year provision estimates, which reduced the effective rate by approximately 4%. Excluding the gain on sale of the Playtex gloves business, net tax expense from the Tax Act and costs related to restructuring charges, the adjusted effective tax rate was 34.1% and 26.3% for the first quarter of fiscal 2018 and 2017, respectively. The adjusted effective tax rate for fiscal 2018 is expected to be in the range of 22% to 24%; however, both the effective tax rate and the adjusted effective tax rate are dependent upon the mix of earnings in various tax jurisdictions.

The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$33.1	$(15.9)	$17.2	$44.9	$7.2	$52.1
Income tax provision	26.4	(20.5)	5.9	11.4	2.3	13.7
Net earnings	$6.7	$4.6	$11.3	$33.5	$4.9	$38.4

Effective tax rate	79.8%			25.4%
Adjusted effective tax rate			34.1%			26.3%

(1)	Includes adjustments for the impact of the Tax Act, the gain on sale of the Playtex gloves business, and restructuring charges. See reconciliation of net earnings to adjusted net earnings.

Savings Initiatives
Our ZBS initiative was established to capture savings and establish cost-conscious spending policies consistent with our strategic needs. Net cost savings from our ZBS initiative is anticipated to be between $25 to $30 in fiscal 2018, which will principally fund investments in core and growth initiatives and increased marketing spend. In addition, we have launched an expansion of our ZBS initiative to assess our organizational and operational cost structure in order to continue to drive incremental savings and accelerate shift to growth opportunities.

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
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2018, as compared to the corresponding period in fiscal 2017, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, see Note 15 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter Ended December 31, 2017
	Q1	% Chg
Net sales - prior year	$306.2
Organic	(19.7)	(6.4)%
Impact of currency	7.6	2.4%
Net sales - current year	$294.1	(4.0)%
Wet Shave net sales for the first quarter of fiscal 2018 decreased 4.0%, inclusive of a 2.4% increase due to currency movements. Excluding the impact of currency movements, organic net sales decreased $19.7, or 6.4%, as a result of lower volumes. The volume decline in North America Men's systems reflects the impact of distribution losses in the current quarter, compared to strong performance a year ago, when Men's systems organic net sales grew 28%. Women's systems were essentially flat globally, but delivered 2% growth in North America. International Wet Shave organic net sales declined 2% in the quarter, driven by lower volumes in Europe and unfavorable price mix in Asia.

Segment Profit - Wet Shave
Quarter Ended December 31, 2017
	Q1	% Chg
Segment profit - prior year	$72.0
Organic	(19.0)	(26.4)%
Impact of currency	1.7	2.4%
Segment profit - current year	$54.7	(24.0)%
Wet Shave segment profit for the first quarter of fiscal 2018 was $54.7, down $17.3 or 24.0%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $19.0, or 26.4%, driven by lower volumes, unfavorable product mix, higher promotional spending, costs associated with manufacturing footprint efforts, higher commodity costs, and unfavorable transactional currency.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit tend to be higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter Ended December 31, 2017
	Q1	% Chg
Net sales - prior year	$57.6
Organic	1.5	2.6%
Impact of Playtex gloves disposition	(3.2)	(5.6)%
Impact of Bulldog acquisition	2.3	4.0%
Impact of currency	0.9	1.6%
Net sales - current year	$59.1	2.6%
Sun and Skin Care net sales for the first quarter of fiscal 2018 increased 2.6%, inclusive of a 4.0% increase due to the acquisition of Bulldog and a 1.6% increase due to currency movements, offset by a 5.6% decline from the disposition of the Playtex gloves business. Excluding the impact of the Bulldog acquisition, sale of the Playtex gloves business and currency movements, organic net sales increased $1.5, or 2.6%, driven by growth in North America of nearly 7% from increased volumes from Banana Boat and Bulldog, offset by higher promotional spending. International organic net sales decreased 2%, primarily driven by volume declines and increased promotional spending in Asia.

Segment Profit - Sun and Skin Care
Quarter Ended December 31, 2017
	Q1	% Chg
Segment profit - prior year	$0.8
Organic	(4.6)	(575.0)%
Impact of Playtex gloves disposition	(1.0)	(125.0)%
Impact of Bulldog acquisition	(1.3)	(162.5)%
Impact of currency	—	—%
Segment loss - current year	$(6.1)	(862.5)%
Segment loss for the first quarter of fiscal 2018 was $6.1, a decrease of $6.9 or 862.5%, inclusive of the impact of the acquisition of Bulldog, sale of the Playtex gloves business and currency movements. Excluding the impact of the Bulldog acquisition and the disposition of the Playtex gloves business, organic segment profit decreased $4.6, or 575.0%, driven by increased promotional support to close the sun care season and higher product costs in the current year compared to a year ago, when production volumes were high as aerosol production was first insourced at our Ormond Beach plant.

Feminine Care

Net Sales - Feminine Care
Quarter Ended December 31, 2017
	Q1	% Chg
Net sales - prior year	$89.1
Organic	(6.8)	(7.6)%
Impact of currency	0.3	0.3%
Net sales - current year	$82.6	(7.3)%
Feminine Care net sales for the first quarter of fiscal 2018 decreased $6.5, or 7.3%, inclusive of a 0.3% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 7.6%, due to volume declines in tampons and pads related to prior distribution losses, offset in part by growth in Carefree liners.

Segment Profit - Feminine Care
Quarter Ended December 31, 2017
	Q1	%Chg
Segment profit - prior year	$8.3
Organic	(3.5)	(42.2)%
Impact of currency	0.2	2.4%
Segment profit - current year	$5.0	(39.8)%
Feminine Care segment profit for the first quarter of fiscal 2018 was $5.0, a decrease of $3.3, or 39.8%, inclusive of a 2.4% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $3.5, or 42.2%, due to lower volumes and higher product costs compared to the prior year, when production volumes were higher in advance of the final consolidation of manufacturing into one plant.

All Other

Net Sales - All Other
Quarter Ended December 31, 2017
	Q1	%Chg
Net sales - prior year	$32.1
Organic	—	—%
Impact of currency	0.4	1.2%
Net sales - current year	$32.5	1.2%
All Other net sales for the first quarter of fiscal 2018 increased 1.2%, due to a 1.2% increase from the impact of currency movements. Excluding the impact of currency movements, organic net sales remained flat compared to the prior year quarter as growth in Diaper Genie and Pet Care was offset by declines in infant feeding products.

Segment Profit - All Other
Quarter Ended December 31, 2017
	Q1	%Chg
Segment profit - prior year	$6.9
Organic	0.1	1.4%
Impact of currency	0.2	2.9%
Segment profit - current year	$7.2	4.3%
All Other segment profit for the first quarter of fiscal 2018 was $7.2, an increase of $0.3, or 4.3%, inclusive of a 2.9% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased 1.4%.

General Corporate and Other Expenses

	Quarter Ended December 31,
	2017	2016
Corporate expenses	$18.4	$16.4
Gain on sale of Playtex gloves	(15.9)	—
Restructuring and related costs (1)	—	7.2
General corporate and other expenses	$2.5	$23.6
% of net sales	0.5%	4.9%

(1)
Includes pre-tax Cost of products sold of $0.3 for the first quarter of fiscal 2017 associated with obsolescence charges related to the exit of certain non-core product lines as a part of the Restructuring.

For the first quarter of fiscal 2018, general corporate expenses were $18.4, or 3.9% of net sales, as compared to $16.4, or 3.4% of net sales, in the prior year quarter. The increase in corporate expenses compared to the prior year quarter was driven by a loss on the sale of an asset related to our ZBS initiative and executive severance related charges.

Liquidity and Capital Resources
At December 31, 2017, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. As a result of the Tax Act signed December 22, 2017, we expect to repatriate a significant amount of cash from foreign subsidiaries. We are currently evaluating the amount and expected uses of repatriated cash. We do not expect the incremental cost of repatriating cash to be material.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,699.8 at December 31, 2017, including $603.8 tied to variable interest rates. Our total borrowings at September 30, 2017 were $1,544.8. The increase in borrowings during the quarter were used to finance share repurchases.
As of December 31, 2017, we had outstanding borrowings of $398.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at December 31, 2017, $319.0 remains available under the Revolving Facility. At September 30, 2017, we had outstanding borrowings of $245.0 under the Revolving Facility. As of December 31, 2017 and September 30, 2016, we had approximately $185.0 outstanding under a term loan.
We had outstanding international borrowings, recorded in Notes payable, of $21.1 and $19.4 as of December 31, 2017 and September 30, 2017, respectively.
The expected minimum required contribution to our pension plans in fiscal 2018 is $9.6; however, discretionary contributions may also be made. During the first quarter of fiscal 2018, we contributed $2.4 to our pension plans.
As of December 31, 2017, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2017	2016
Net cash (used by) from:
Operating activities	$(21.0)	$(51.9)
Investing activities	9.5	(47.7)
Financing activities	34.5	(206.5)
Effect of exchange rate changes on cash	4.0	(14.3)
Net increase (decrease) in cash and cash equivalents	$27.0	$(320.4)

Operating Activities
Cash flow used by operating activities was $21.0 during the first quarter of fiscal 2018, as compared to $51.9 during the same period in the prior year. Due to the seasonality of the Company's business, primarily in Sun Care, the first fiscal quarter is typically the lowest operating cash flow quarter of the year. The improvement in operating cash flow was driven by changes in working capital, primarily accounts receivable and inventory. Changes in cash flows from Operating activities resulting from the Tax Act include a reduction in Net Earnings from the net transition charge of $16.2, a non-cash deferred tax adjustment and an offsetting change in operating assets and liabilities from the increase in current and long-term income taxes payable. The Company expects that fiscal 2018 free cash flow will be above 100% of GAAP net earnings.

Investing Activities
Cash flow from investing activities was $9.5 during the first quarter of fiscal 2018 as compared to cash used by investing activities of $47.7 during the same period in the prior year. The change was primarily due to the $34.0 acquisition of Bulldog in the first quarter of fiscal 2017 and the $19.0 sale of the Playtex gloves business in fiscal 2018. Capital expenditures were $11.6 during the first quarter of fiscal 2018 compared to $13.7 during the same period in the prior year.

Financing Activities
Net cash from financing activities was $34.5 during the first quarter of fiscal 2018 as compared to net cash used by financing activities of $206.5 during the same period in the prior year. During the first quarter of fiscal 2018, we had $153.0 of additional borrowings under the Revolving Facility offset in part by share repurchases of $115.2. In the prior year period, the Company had net debt repayments of $141.0 under the Revolving Facility and share repurchases of $58.0.

Share Repurchases
During the first quarter of fiscal 2018, we repurchased 1.9 shares of our common stock for $115.2, all of which were purchased under the previous authorization from May 2015. In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock, replacing the previous stock repurchase authorization from May 2015. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

Commitments and Contingencies
Contractual Obligations
During the first three months of fiscal 2018, our net borrowings on our revolving credit facilities were $153.0. As of December 31, 2017, future minimum repayments of debt are as follows: $185.0 in fiscal 2019, $398.0 in fiscal 2020, $600.0 in fiscal 2021 and $500.0 in fiscal 2022.
There have been no other material changes in our contractual obligations since the presentation in our Annual Report on Form 10-K, as filed with the SEC on November 20, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, see Note 13 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2017, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of December 31, 2017, our outstanding variable-rate debt included $398.0 on our revolving credit facility in the U.S., $185.0 on our term loan and $21.1 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $6.0.
There have been no material changes in our assessment of market risk sensitivity since our presentation of "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K, as filed with the SEC on November 20, 2017.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. The risk factor included below is a revision to one included in our Annual Report on Form 10-K.

Legislative changes in applicable tax laws, policies and regulations or unfavorable resolution of tax matters may result in additional tax liabilities, which could adversely impact our cash flows and results of operations.

Our businesses are subject to taxation in the U.S. and multiple foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex and the impact of the Tax Act is subject to change as a result of changes in interpretations of the Tax Act, legislative action to address questions that arise from the Tax Act, changes in accounting standards for income taxes or related interpretations, updates or changes to estimates of current year earnings, exchange rates and other factors. In addition, international tax reform remains a priority with the Organization for Economic Cooperation and Development’s Action Plan on Base Erosion & Profit Shifting and other proposed foreign jurisdictional tax law changes. Given the uncertainty of the possible changes and their potential interdependency, we are unable to determine whether the net consolidated impact of changes in global tax legislation would be positive or negative. However, the impact of any legislative tax law, policy or regulation changes by federal, state and local and foreign authorities may result in additional tax liabilities which could adversely impact our cash flows and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2017	—	$—	—	3,281,917
November 1 to 30, 2017	1,033,815	59.14	1,000,000	2,281,917
December 1 to 31, 2017	932,882	60.10	932,796	1,349,121

(1)
33,901 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In May 2015, the Company's Board of Directors approved an authorization to repurchase up to ten million shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the first quarter of fiscal 2018, the Company repurchased 1,932,796 shares under this resolution.

(3)	Includes $0.02 per share of brokerage fee commissions.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit
10.1	Form of Restricted Stock Equivalent Award Agreement (filed herewith).

10.2	Form of Performance Restricted Stock Equivalent Award Agreement (filed herewith).

10.3	Form of Non-Qualified Stock Option Agreement (filed herewith).

10.4	Interim CFO Incentive Agreement between the Company and Elizabeth Dreyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 12, 2017).

10.5	Edgewell Personal Care Company 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 31, 2018).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016 and (iv) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Interim Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Date:	February 8, 2018