Form 10-Q
period 2018-03-31
EDGEWELL PERSONAL CARE Co
filed 2018-05-03
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common shares, $0.01 par value - 53,998,824 shares as of April 30, 2018.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales	$608.1	$611.0	$1,076.4	$1,096.0
Cost of products sold	306.0	301.4	574.0	558.4
Gross profit	302.1	309.6	502.4	537.6

Selling, general and administrative expense	103.5	103.9	200.7	197.7
Advertising and sales promotion expense	75.6	82.5	124.6	133.1
Research and development expense	15.5	17.5	31.6	33.8
Restructuring charges	3.7	5.5	3.7	12.4
Gain on sale of Playtex gloves	—	—	(15.9)	—
Interest expense associated with debt	18.2	17.3	36.0	34.7
Other (income) expense, net	(0.2)	(6.6)	2.8	(8.5)
Earnings before income taxes	85.8	89.5	118.9	134.4
Income tax provision	20.7	23.8	47.1	35.2
Net earnings	$65.1	$65.7	$71.8	$99.2

Earnings per share:
Basic net earnings per share	$1.21	$1.14	$1.31	$1.72
Diluted net earnings per share	1.20	1.14	1.31	1.72

Statement of Comprehensive Income:
Net earnings	$65.1	$65.7	$71.8	$99.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	16.4	10.0	25.9	(28.7)
Pension and postretirement activity, net of tax of $0.1, $0.4, $0.2 and $2.3	0.3	0.6	0.7	4.5
Deferred (loss) gain on hedging activity, net of tax of $0.8, $1.8, $0.7 and ($2.3)	(1.7)	(3.4)	(1.5)	4.5
Total other comprehensive income (loss), net of tax	15.0	7.2	25.1	(19.7)
Total comprehensive income	$80.1	$72.9	$96.9	$79.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$243.6	$502.9
Trade receivables, less allowance for doubtful accounts of $7.5 and $4.3	258.3	224.1
Inventories	369.7	333.5
Other current assets	132.8	125.7
Total current assets	1,004.4	1,186.2
Property, plant and equipment, net	437.1	453.4
Goodwill	1,487.5	1,445.9
Other intangible assets, net	1,114.1	1,071.7
Other assets	36.1	31.6
Total assets	$4,079.2	$4,188.8

Liabilities and Shareholders' Equity
Current liabilities
Notes payable	21.6	19.4
Accounts payable	247.4	223.6
Other current liabilities	282.9	281.4
Total current liabilities	551.9	524.4
Long-term debt	1,404.1	1,525.4
Deferred income tax liabilities	151.3	181.8
Other liabilities	240.7	215.5
Total liabilities	2,348.0	2,447.1
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 53,997,569 and 56,017,537 outstanding	0.7	0.7
Additional paid-in capital	1,625.2	1,623.4
Retained earnings	1,034.3	952.9
Common shares in treasury at cost, 11,254,420 and 9,234,452	(822.7)	(703.9)
Accumulated other comprehensive loss	(106.3)	(131.4)
Total shareholders' equity	1,731.2	1,741.7
Total liabilities and shareholders' equity	$4,079.2	$4,188.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2018	2017
Cash Flow from Operating Activities
Net earnings	$71.8	$99.2
Non-cash restructuring costs	—	2.8
Depreciation and amortization	49.2	46.9
Share-based compensation expense	9.3	11.4
(Gain) / loss on sale of assets	(13.6)	3.9
Deferred compensation payments	(9.1)	(25.7)
Deferred income taxes	(22.5)	(2.8)
Other, net	(4.9)	(12.2)
Changes in operating assets and liabilities	(6.8)	(108.4)
Net cash from operating activities	73.4	15.1

Cash Flow from Investing Activities
Capital expenditures	(27.6)	(30.4)
Acquisitions, net of cash acquired	(90.3)	(34.0)
Playtex gloves sale	19.0	—
Proceeds from sale of assets	4.7	5.9
Net cash used by investing activities	(94.2)	(58.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	305.0	181.0
Cash payments on debt with original maturities greater than 90 days	(427.0)	(393.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(1.2)	1.2
Common shares purchased	(124.4)	(58.5)
Employee shares withheld for taxes	(2.1)	(15.5)
Excess tax benefits from share-based payments	—	2.0
Net cash used by financing activities	(249.7)	(282.8)

Effect of exchange rate changes on cash	11.2	(9.8)

Net decrease in cash and cash equivalents	(259.3)	(336.0)
Cash and cash equivalents, beginning of period	502.9	738.9
Cash and cash equivalents, end of period	$243.6	$402.9

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

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Bulldog® and Jack Black® men's skin care products, Wet Ones® wipes and Playtex® household gloves until the sale of the gloves business in October 2017. Refer to Note 2 for additional details regarding the acquisition of Jack Black, L.L.C. ("Jack Black") and Note 3 for additional details on the sale of the Playtex household gloves business.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree® and o.b.® brands.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

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
Acquisition of Jack Black. On March 1, 2018, the Company completed the acquisition of Jack Black, a luxury men's skincare products company based in the United States. The results of Jack Black for the post-acquisition period are included within the Company's results for the three and six months ended March 31, 2018. For more information on the acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements. In August 2014, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standards Update ("ASU") which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The adoption of this guidance as of October 1, 2017 did not have an impact on the financial statements or the related disclosures.
In July 2015, the FASB issued a new ASU which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using FIFO or average cost should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this guidance on a prospective basis as of October 1, 2017 did not have a material impact on the financial statements or the related disclosures.

In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. The standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. The Company adopted these provisions of the guidance prospectively in the first six months of fiscal 2018. As a result, the Company recognized tax deficiencies of $0.6 through income taxes during the first six months of fiscal 2018 rather than additional paid-in capital. The tax deficiencies were recorded as an operating activity in the Condensed Consolidated Statement of Cash Flows during the first six months of fiscal 2018. Also, as part of the adoption, a $9.7 adjustment was recorded to increase retained earnings and deferred tax assets to recognize the cumulative amount of previously unrecognized excess tax benefits as of October 1, 2017. Additionally, the ASU requires the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes to be presented as a financing activity in the statement of cash flows as opposed to as an operating activity. This aspect of the new guidance was required to be adopted retrospectively. As such, $15.5 of cash outflows for tax withholding payments were reclassified from an operating activity to a financing activity in the Condensed Consolidated Statement of Cash Flows for the first six months of fiscal 2017. Finally, under the ASU, the Company elected to record forfeitures as they occur. This election did not have a material impact on the financial statements.
In March 2018, the FASB issued an ASU which amends the accounting standards codification to reflect to the guidance related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") issued in the SEC Staff Accounting Bulletin No. 118. The Company adopted this standard in the second quarter of fiscal 2018. Refer to Note 5 for disclosures related to the Tax Act.
Recently Issued Accounting Pronouncements. In May 2014, the FASB issued an ASU which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. During 2016, the FASB issued three ASUs clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The new guidance will be effective for the Company beginning October 1, 2018, with the option of using either a full retrospective or modified retrospective method. The Company is still evaluating the method of adoption.
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
In August 2016, the FASB issued an ASU intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, the sale of accounts receivable, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims and distributions received from equity method investees, among others. The update will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company is in the process of evaluating the impact the guidance will have on its financial statements.
In February 2018, the FASB issued an ASU which addresses the recently enacted Tax Act. Specifically, the guidance allows the Company to elect to reclassify any "stranded tax" created as a result of the Tax Act from Accumulated Other Comprehensive Loss to Retained Earnings. The new guidance will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company plans to adopt this standard at the beginning of the fourth quarter of fiscal 2018. The Company is still assessing the effect of the standard on its consolidated financial statements and disclosures but does not expect the impact to be material. Refer to Note 5 for further disclosures regarding the Tax Act.

Note 2 - Acquisition
Jack Black, L.L.C.
On March 1, 2018, the Company completed the acquisition of Jack Black, a men's luxury skincare products company based in the U.S., for $90.3, net of cash acquired. The acquisition creates opportunities to expand Edgewell's personal care portfolio into a growing global category where it can leverage its international geographic footprint. The acquisition was financed through available operating cash.

The Company has recognized the assets and liabilities of Jack Black based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. As of March 31, 2018, this valuation analysis was not complete, including the allocations to goodwill and other intangible assets, and the related deferred tax impacts. The Company expects to complete the valuation no later than the end of fiscal 2018.
As of March 31, 2018, net assets acquired totaled $93.9 and consisted of working capital and other net assets of $10.2 (including cash of $3.6), other intangible assets of $46.7 and goodwill of $37.0, representing the value of expansion into new markets. Goodwill is expected to be deductible for tax purposes. The intangible assets acquired consisted primarily of the Jack Black trade name, customer relationships and product formulations. Amortization expense for the current period was estimated using a weighted-average useful life of 14.8 years for those assets preliminarily identified as definite-lived; however, the Company is still in the process of evaluating the useful lives of the acquired intangible assets. All assets are included in the Company's Sun and Skin Care segment.
Acquisition and integration costs related to Jack Black totaled $2.6 in the second quarter of fiscal 2018 and are included in Selling, General and Administrative expense on the Consolidated Statement of Earnings.

Note 3 - Divestiture

The Company completed the sale of its Playtex® gloves business to a household products company for $19.0 on October 26, 2017. The sale allows the Company to better focus and utilize its resources on its other product lines. Total assets sold were approximately $3.1, resulting in a pre-tax gain on sale of $15.9.

Note 4 - Restructuring Charges
Project Fuel
In February 2018, the Company announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of the Company's business and cost structure. The project will incorporate the Company's Zero Based Spending and global productivity initiatives, and will include a new global restructuring initiative. Initial costs for Project Fuel relate to efforts to fully define the scope and reach of the project. In addition, the Company has incurred severance costs related to the reduction of overhead at some of the Company’s manufacturing facilities. While the Company is incurring costs for Project Fuel in fiscal 2018, the majority of costs and savings under Project Fuel are expected to take place during fiscal 2019 through fiscal 2021.
In addition to the expected cost savings and improved profitability, Project Fuel is designed to strengthen the Company's challenger culture and reinforce its consumer-centric organizational focus. It is also designed to simplify the organization and streamline ways of working in order to increase competitiveness, speed and agility, and ensure the Company has the skills, capabilities and investments needed to compete in a rapidly changing world.
The Company incurred restructuring charges of $3.7 related to Project Fuel in the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Restructuring
Severance and related benefit costs	$1.5	$0.7	$0.1	$—	$2.3
Consulting, project implementation and management and other exit costs	—	—	—	1.4	1.4
Total Restructuring	$1.5	$0.7	$0.1	$1.4	$3.7

2013 Restructuring
In November 2012, the Company's Board of Directors (the "Board") authorized an enterprise-wide restructuring plan (the "2013 Restructuring"). The 2013 Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with the Company's discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included rationalization and streamlining of the Edgewell operating facilities and other cost saving initiatives. Restructuring charges have primarily related to plant closure, accelerated depreciation charges, severance and related benefit costs. Costs under this plan totaled $170.1. Due to an increase in Wet Shave footprint costs and a delay in the transition of manufacturing in the Company's Feminine Care segment from Montreal to Dover, Delaware, some anticipated savings are not expected to be realized until fiscal 2019. The Company does not expect costs related to the 2013 Restructuring program to be material in fiscal 2018 or in future periods.
Expenses incurred under the 2013 Restructuring are reflected below, including the estimated impact of allocating such charges to segment results. 2013 Restructuring charges were only allocated to the Company's Wet Shave, Sun and Skin Care and Feminine Care segments for the three and six months ended March 31, 2017. The Company does not include restructuring costs in the results of its reportable segments.

	Three Months Ended March 31, 2017
	Wet Shave	Sun and Skin Care	Feminine Care	Total
2013 Restructuring
Severance and related benefit costs	$0.3	$—	$0.9	$1.2
Asset impairment and accelerated depreciation	—	—	1.1	1.1
Consulting, project implementation and management and other exit costs	2.2	0.1	0.9	3.2
Total 2013 Restructuring	$2.5	$0.1	$2.9	$5.5

	Six Months Ended March 31, 2017
	Wet Shave	Sun and Skin Care	Feminine Care	Total
2013 Restructuring
Severance and related benefit costs	$0.7	$—	$2.4	$3.1
Asset impairment and accelerated depreciation	—	—	2.8	2.8
Consulting, project implementation and management and other exit costs	3.9	0.1	2.5	6.5
Total 2013 Restructuring	$4.6	$0.1	$7.7	$12.4
In addition, pre-tax costs of $0.1 and $0.4 for the three and six months ended March 31, 2017, associated with obsolescence charges related to the exit of certain non-core product lines as part of the 2013 Restructuring were included in Cost of products sold.

Restructuring Reserves
The following table summarizes Project Fuel and 2013 restructuring activities and related accruals (excluding certain obsolescence charges related to the restructuring):

				Utilized
	October 1, 2017	Charge to Income	Other (1)	Cash	Non-Cash	March 31, 2018
Restructuring
Severance and termination related costs	$2.4	$2.3	$—	$(3.3)	$—	$1.4
Other related costs	—	1.4	—	—	—	1.4
Total Restructuring	$2.4	$3.7	$—	$(3.3)	$—	$2.8

				Utilized
	October 1, 2016	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2017
Restructuring
Severance and termination related costs	$16.7	$6.5	$(0.3)	$(20.5)	$—	$2.4
Asset impairment and accelerated depreciation	—	6.9	—	—	(6.9)	—
Other related costs	—	16.2	—	(16.2)	—	—
Total Restructuring	$16.7	$29.6	$(0.3)	$(36.7)	$(6.9)	$2.4

(1)	Includes the impact of currency translation.

Note 5 - Income Taxes
For the three and six months ended March 31, 2018, the Company had income tax expense of $20.7 and $47.1, respectively, on Earnings before income taxes of $85.8 and $118.9, respectively. The effective tax rate for the three and six months ended March 31, 2018 was 24.1% and 39.7%, respectively. The difference between the federal statutory rate and the effective rate for the six months ended March 31, 2018 is primarily due to a $17.4 net transitional charge resulting from the enactment of The Tax Act, as discussed below.
For the three and six months ended March 31, 2017, the Company had an income tax expense of $23.8 and $35.2 on Earnings before income taxes of $89.5 and $134.4, respectively. The effective tax rate for the three and six months ended March 31, 2017 was 26.6% and 26.2%, respectively. The difference between the federal statutory rate and the effective rate for both periods is due to a higher mix of earnings in lower tax rate jurisdictions and was favorably impacted by restructuring charges in higher tax rate jurisdictions.

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
Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act will impact the Company in fiscal 2018 while others will be effective in subsequent years.  For the six months ended March 31, 2018, the estimated impact of the one-time transition tax on foreign earnings was $96.7, offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $79.3.  The net impact of these transitional provisions resulted in a net charge of $17.4 for the year, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected be used to partially offset amounts payable over eight years related to the one-time transition tax on foreign earnings.

The tax law changes included in the Tax Act are broad and complex. The final impact may differ from those estimates, possibly materially, due to, among other things, changes in interpretation of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or updates or changes to estimates the Company used to calculate the transition impacts, including impacts from changes to earnings estimates, foreign income tax estimates and foreign exchange rates. The Securities and Exchange Committee ("SEC") has issued rules under SAB 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. For the quarter ended March 31, 2018, the Company recorded a net charge of $1.2 related to adjustments to transition impacts. As of March 31, 2018, amounts recorded for the Tax Act remain provisional for the transition tax, remeasurement of deferred taxes and reassessment of permanently reinvested earnings

Note 6 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	54.0	57.4	54.7	57.5
Effect of dilutive securities:
RSE awards	0.1	0.3	0.2	0.3
Total dilutive securities	0.1	0.3	0.2	0.3
Diluted weighted-average shares outstanding	54.1	57.7	54.9	57.8

For the three and six months ended March 31, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive. For the three and six months ended March 31, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of these awards was anti-dilutive. For the three and six months ended March 31, 2017, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2017	$971.2	$195.6	$209.5	$69.6	$1,445.9
Acquisition of Jack Black	—	37.0	—	—	37.0
Cumulative translation adjustment	5.2	0.8	(1.4)	—	4.6
Balance at March 31, 2018	$976.4	$233.4	$208.1	$69.6	$1,487.5

Total amortizable intangible assets were as follows:

	March 31, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$204.5	$20.7	$183.8	$188.6	$16.0	$172.6
Technology and patents	79.5	75.9	3.6	77.9	74.4	3.5
Customer related and other	183.4	93.4	90.0	151.5	89.8	61.7
Total amortizable intangible assets	$467.4	$190.0	$277.4	$418.0	$180.2	$237.8
Amortization expense was $4.2 and $8.6 for the three and six months ended March 31, 2018, respectively, and $4.1 and $8.1 for the three and six months ended March 31, 2017, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2018 and for fiscal 2019, 2020, 2021, 2022 and 2023 is approximately $9.3, $18.1, $17.5, $16.9, $16.8 and $16.7, respectively, and $182.1 thereafter. Amortizable intangible assets include $15.2 of trade names and brands, $1.2 of technology and patents, and $30.3 of customer related and other as a result of the Jack Black acquisition. The Company is still in the process of evaluating the value and useful lives of these intangible assets. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information on the Jack Black acquisition.
The Company had indefinite-lived intangible assets of $836.7 ($186.9 in Wet Shave, $476.1 in Sun and Skin Care, $29.9 in Feminine Care and $143.8 in All Other) at March 31, 2018, an increase of $2.8 from September 30, 2017 related to foreign currency translation rates.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors. The Company's stock price has declined since September 30, 2017. A prolonged decrease in the Company's stock price could be an indication of a triggering event. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company noted there was no indication of a triggering event in the second quarter of fiscal 2018. Refer to the sensitivity analysis in Note 8 to the Company's audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 20, 2017.
During fiscal 2017, the Company recorded impairment charges of $312.0 and $7.0 on its Playtex and Edge brand names, respectively. The impairment of Playtex and Edge in fiscal 2017 was the result of intense competition in the Feminine Care and Wet Shave segments which resulted in decreased market share. Based on the impairment taken and continued competitive pressure on the Playtex and Edge brands, the intangible assets associated with the brand names were converted to definite-lived assets as of July 1, 2017 and assigned a useful life of 20 years. The conversion of the Playtex and Edge brand names to definite-lived intangible assets increased amortization expense by $1.8 and $3.6 for the three and six months ended March 31, 2018, respectively.

Note 8 - Supplemental Balance Sheet Information

	March 31, 2018	September 30, 2017
Inventories
Raw materials and supplies	$54.1	$50.6
Work in process	62.6	60.9
Finished products	253.0	222.0
Total inventories	$369.7	$333.5
Other Current Assets
Miscellaneous receivables	$15.0	$16.9
Prepaid expenses	75.9	55.6
Value added tax collectible from customers	27.6	25.2
Income taxes receivable	12.5	24.7
Other	1.8	3.3
Total other current assets	$132.8	$125.7
Property, Plant and Equipment
Land	$19.7	$19.3
Buildings	144.3	139.1
Machinery and equipment	964.7	947.4
Capitalized software costs	48.8	42.3
Construction in progress	46.9	49.7
Total gross property	1,224.4	1,197.8
Accumulated depreciation	(787.3)	(744.4)
Total property, plant and equipment, net	$437.1	$453.4
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$44.3	$32.2
Accrued trade allowances	27.4	24.6
Accrued salaries, vacations and incentive compensation	35.2	40.6
Income taxes payable	21.3	18.3
Returns reserve	29.8	53.3
Restructuring reserve	2.8	3.0
Value added tax payable	10.2	5.8
Deferred compensation	9.2	13.8
Other	102.7	89.8
Total other current liabilities	$282.9	$281.4
Other Liabilities
Pensions and other retirement benefits	$102.1	$109.4
Deferred compensation	43.8	47.3
Long-term income taxes payable	36.5	—
Other non-current liabilities	58.3	58.8
Total other liabilities	$240.7	$215.5

Note 9 - Accounts Receivable Facility

On September 15, 2017, the Company entered into a $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser. Transfers under this agreement are accounted for as sales of receivables, resulting in the receivables being de-recognized from the consolidated balance sheet. As of March 31, 2018, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.

Account receivables sold under this agreement for the three and six months ended March 31, 2018 were $281.5 and $491.6, respectively. The trade receivables sold that remained outstanding under this agreement as of March 31, 2018 and September 30, 2017 were $115.3 and $81.7, respectively. The dilution reserve, which represents the Company's retained interest in sold receivables, was $11.5 and $8.2 as of March 31, 2018 and September 30, 2017, respectively, and was recognized on the Consolidated Balance Sheets as a receivable. The difference between the carrying amount of the trade receivables sold and the sum of the cash received was recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. For the three and six months ended March 31, 2018, the loss on sale of trade receivables was $0.6 and $1.0, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	March 31, 2018	September 30, 2017
Senior notes, fixed interest rate of 4.7%, due 2021, net (1)	$598.5	$598.3
Senior notes, fixed interest rate of 4.7%, due 2022, net (1) (2)	497.8	497.4
U.S. revolving credit facility due 2020	123.0	245.0
Term loan, due 2019, net (1)	184.8	184.7
Total long-term debt, including current maturities	1,404.1	1,525.4
Less current portion	—	—
Total long-term debt	$1,404.1	$1,525.4

(1)
At March 31, 2018, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.5, $1.7 and $0.2, respectively. At September 30, 2017, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.7, $1.9 and $0.3, respectively.

(2)	At March 31, 2018 and September 30, 2017, the balance for the senior notes due 2022 is reflected net of discount of $0.6 and $0.7, respectively.

The Company had outstanding international borrowings, recorded in Notes payable, of $21.6 and $19.4 as of March 31, 2018 and September 30, 2017, respectively.

Note 11 - Retirement Plans
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
The Company's net periodic pension and postretirement benefit (credit) cost for these plans was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service cost	$1.6	$1.9	$3.1	$3.7
Interest cost	4.3	3.7	8.6	7.5
Expected return on plan assets	(8.0)	(8.0)	(15.9)	(15.9)
Recognized net actuarial loss	1.2	1.5	2.3	3.0
Settlement loss recognized	—	—	—	0.3
Net periodic benefit (credit) cost	$(0.9)	$(0.9)	$(1.9)	$(1.4)

Note 12 - Shareholders' Equity
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock, replacing the previous stock repurchase authorization from May 2015. During the six months ended March 31, 2018, the Company repurchased 2.1 shares of its common stock for $124.4, all of which were purchased under the previous authorization from May 2015. The Company has 10.0 shares remaining under the January 2018 Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During the six months ended March 31, 2018, the Company paid $0.1 in cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015, and does not currently intend to declare dividends in the foreseeable future.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2017	$(29.0)	$(101.3)	$(1.1)	$(131.4)
OCI before reclassifications (1)	25.9	(0.9)	(2.6)	22.4
Reclassifications to earnings	—	1.6	1.1	2.7
Balance at March 31, 2018	$(3.1)	$(100.6)	$(2.6)	$(106.3)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2016	$(68.1)	$(126.3)	$(2.8)	$(197.2)
OCI before reclassifications (1)	(28.7)	2.3	5.4	(21.0)
Reclassifications to earnings	—	2.2	(0.9)	1.3
Balance at March 31, 2017	$(96.8)	$(121.8)	$1.7	$(216.9)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2018	2017	2018	2017
(Loss) / gain on cash flow hedges
Foreign exchange contracts	$(0.8)	$1.7	$(1.5)	$1.4	Other (income) expense, net
	(0.8)	1.7	(1.5)	1.4	Total before tax
	0.2	(0.6)	0.4	(0.5)	Tax expense
	(0.6)	1.1	(1.1)	0.9	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	(1.2)	(1.5)	(2.3)	(3.0)	(1)
Settlement loss recognized	—	—	—	(0.3)	(1)
	(1.2)	(1.5)	(2.3)	(3.3)	Total before tax
	0.3	0.5	0.7	1.1	Tax expense
	(0.9)	(1.0)	(1.6)	(2.2)	Net of tax

Total reclassifications for the period	$(1.5)	$0.1	$(2.7)	$(1.3)	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency risk. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at March 31, 2018 and September 30, 2017, as well as the Company's objectives and strategies for holding derivative instruments.

Foreign Currency Risk
A significant share of the Company's sales is tied to currencies other than the U.S. dollar, the Company's reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the Euro, the Japanese Yen, the British Pound, the Canadian Dollar, the Czech Koruna and the Australian Dollar.
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

Cash Flow Hedges
At March 31, 2018, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax losses of $3.8 and $1.6 at March 31, 2018 and September 30, 2017, respectively, on these forward currency contracts accounted for as cash flow hedges, which are included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2018 levels over the next twelve months, the majority of the pre-tax loss included in AOCI at March 31, 2018 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2019. There were 64 open foreign currency contracts at March 31, 2018 with a total notional value of $135.3.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2018 resulted in losses of $2.6 and $2.8, respectively, and was recorded in Other (income) expense, net. The change in estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2017 resulted in a loss of $2.2 and a gain of $0.4, respectively. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at March 31, 2018, with a total notional value of $59.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	March 31, 2018	September 30, 2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(3.8)	$(1.6)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(2.6)	$0.4

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$(3.3)	$(3.5)	$(3.7)	$8.2
(Loss) gain reclassified from AOCI into income (effective portion) (1) (2)	(0.8)	1.7	(1.5)	1.4
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in income (2)	$(2.6)	$(2.2)	$(2.8)	$0.4

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

(2)	(Loss) gain was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At March 31, 2018		At September 30, 2017
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$0.3	$(6.8)	$2.5	$(3.7)
Gross amounts offset in the balance sheet	(0.1)	0.2	(0.1)	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$0.2	$(6.6)	$2.4	$(3.6)

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as level 2 within the fair value hierarchy:

	March 31, 2018	September 30, 2017
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(52.9)	$(60.9)
Derivatives - foreign currency contracts	(6.4)	(1.2)
Net liabilities at estimated fair value	$(59.3)	$(62.1)

At March 31, 2018 and September 30, 2017, the Company had no level 1 or level 3 financial assets or liabilities, other than pension plan assets.
At March 31, 2018 and September 30, 2017, the fair market value of fixed rate long-term debt was $1,089.4 and $1,143.8, respectively, compared to its carrying value of $1,096.3 and $1,095.7, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, excluding revolving credit facilities, which consists of bank debt, was $185.0 compared to its carrying value of $184.8 and $184.7 at March 31, 2018 and September 30, 2017, respectively. The estimated fair value is equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, has been determined based on level 2 inputs.
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
At March 31, 2018, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 15 - Commitments and Contingencies
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

Note 16 - Segment Data
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, Jack Black acquisition and integration costs, costs associated with restructuring initiatives, the gain on the sale of the Playtex gloves business and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
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
Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Sales
Wet Shave	$345.2	$342.6	$639.3	$648.8
Sun and Skin Care	152.3	150.6	211.4	208.2
Feminine Care	80.3	83.2	162.9	172.3
All Other	30.3	34.6	62.8	66.7
Total net sales	$608.1	$611.0	$1,076.4	$1,096.0

Segment Profit
Wet Shave	$69.8	$73.2	$124.5	$145.2
Sun and Skin Care	48.9	50.9	42.8	51.7
Feminine Care	10.1	1.6	15.1	9.9
All Other	4.3	7.7	11.5	14.6
Total segment profit	133.1	133.4	193.9	221.4

General corporate and other expenses	(18.8)	(23.5)	(37.2)	(39.9)
Jack Black integration costs	(2.6)	—	(2.6)	—
Restructuring and related costs (1)	(3.7)	(5.6)	(3.7)	(12.8)
Gain on sale of Playtex gloves	—	—	15.9	—
Amortization of intangibles	(4.2)	(4.1)	(8.6)	(8.1)
Interest and other expense, net	(18.0)	(10.7)	(38.8)	(26.2)
Total earnings before income taxes	$85.8	$89.5	$118.9	$134.4

(1)
Includes pre-tax Cost of products sold of $0.1 and $0.4 for the three and six months ended March 31, 2017, respectively, associated with obsolescence charges related to the exit of certain non-core product lines as a part of the 2013 Restructuring.

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Razors and blades	$311.4	$305.6	$572.9	$576.9
Sun care products	127.1	131.2	165.4	168.9
Tampons, pads and liners	80.3	83.2	162.9	172.3
Shaving gels and creams	33.8	37.0	66.4	71.9
Infant care and other	30.3	34.6	62.8	66.7
Skin care products	25.2	19.4	46.0	39.3
Total net sales	$608.1	$611.0	$1,076.4	$1,096.0

Note 17 - Guarantor and Non-Guarantor Financial Information
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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$406.7	$282.9	$(81.5)	$608.1
Cost of products sold	—	230.2	157.3	(81.5)	306.0
Gross profit	—	176.5	125.6	—	302.1

Selling, general and administrative expense	—	64.8	38.7	—	103.5
Advertising and sales promotion expense	—	42.9	32.7	—	75.6
Research and development expense	—	15.5	—	—	15.5
Restructuring charges	—	2.4	1.3	—	3.7
Gain on sale of Playtex gloves	—	—	—	—	—
Interest expense associated with debt	13.4	4.6	0.2	—	18.2
Other expense (income), net	—	0.6	(0.8)	—	(0.2)
Intercompany service fees	—	(4.2)	4.2	—	—
Equity in earnings of subsidiaries	(74.9)	(40.7)	—	115.6	—
Earnings before income taxes	61.5	90.6	49.3	(115.6)	85.8
Income tax (benefit) provision	(3.6)	15.7	8.6	—	20.7
Net earnings	$65.1	$74.9	$40.7	$(115.6)	$65.1

Statement of Comprehensive Income:
Net earnings	$65.1	$74.9	$40.7	$(115.6)	$65.1
Other comprehensive income, net of tax	15.0	15.0	14.4	(29.4)	15.0
Total comprehensive income	$80.1	$89.9	$55.1	$(145.0)	$80.1

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Six Months Ended March 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$718.8	$510.5	$(152.9)	$1,076.4
Cost of products sold	—	425.0	301.9	(152.9)	574.0
Gross profit	—	293.8	208.6	—	502.4

Selling, general and administrative expense	—	126.7	74.0	—	200.7
Advertising and sales promotion expense	—	69.3	55.3	—	124.6
Research and development expense	—	31.6	—	—	31.6
Restructuring charges	—	2.4	1.3	—	3.7
Gain on sale of Playtex gloves	—	(15.9)	—	—	(15.9)
Interest expense associated with debt	26.7	8.8	0.5	—	36.0
Other expense, net	—	1.0	1.8	—	2.8
Intercompany service fees	—	(11.1)	11.1	—	—
Equity in earnings of subsidiaries	(91.3)	(53.4)	—	144.7	—
Earnings before income taxes	64.6	134.4	64.6	(144.7)	118.9
Income tax (benefit) provision	(7.2)	43.1	11.2	—	47.1
Net earnings	$71.8	$91.3	$53.4	$(144.7)	$71.8

Statement of Comprehensive Income:
Net earnings	$71.8	$91.3	$53.4	$(144.7)	$71.8
Other comprehensive income, net of tax	25.1	25.1	24.0	(49.1)	25.1
Total comprehensive income	$96.9	$116.4	$77.4	$(193.8)	$96.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$433.4	$275.6	$(98.0)	$611.0
Cost of products sold	—	237.0	162.4	(98.0)	301.4
Gross profit	—	196.4	113.2	—	309.6

Selling, general and administrative expense	—	69.9	34.0	—	103.9
Advertising and sales promotion expense	—	52.7	29.8	—	82.5
Research and development expense	—	17.3	0.2	—	17.5
Restructuring charges	—	2.2	3.3	—	5.5
Interest expense associated with debt	13.3	3.8	0.2	—	17.3
Other income, net	—	(0.4)	(6.2)	—	(6.6)
Intercompany service fees	—	(8.1)	8.1	—	—
Equity in earnings of subsidiaries	(74.1)	(36.3)	—	110.4	—
Earnings before income taxes	60.8	95.3	43.8	(110.4)	89.5
Income tax (benefit) provision	(4.9)	21.0	7.7	—	23.8
Net earnings	$65.7	$74.3	$36.1	$(110.4)	$65.7

Statement of Comprehensive Income:
Net earnings	65.7	74.3	36.1	(110.4)	65.7
Other comprehensive income (loss), net of tax	7.2	(16.5)	6.7	9.8	7.2
Total comprehensive income	$72.9	$57.8	$42.8	$(100.6)	$72.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Six Months Ended March 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$776.3	$507.9	$(188.2)	$1,096.0
Cost of products sold	—	441.5	305.1	(188.2)	558.4
Gross profit	—	334.8	202.8	—	537.6

Selling, general and administrative expense	—	128.6	69.1	—	197.7
Advertising and sales promotion expense	—	82.9	50.2	—	133.1
Research and development expense	—	33.3	0.5	—	33.8
Restructuring charges	—	4.9	7.5	—	12.4
Interest expense associated with debt	26.7	7.1	0.9	—	34.7
Other income, net	—	—	(8.5)	—	(8.5)
Intercompany service fees	—	(12.5)	12.5	—	—
Equity in earnings of subsidiaries	(116.0)	(57.4)	—	173.4	—
Earnings before income taxes	89.3	147.9	70.6	(173.4)	134.4
Income tax (benefit) provision	(9.9)	31.9	13.2	—	35.2
Net earnings	$99.2	$116.0	$57.4	$(173.4)	$99.2

Statement of Comprehensive Income:
Net earnings	99.2	116.0	57.4	(173.4)	99.2
Other comprehensive loss, net of tax	(19.7)	(19.7)	(21.1)	40.8	(19.7)
Total comprehensive income	$79.5	$96.3	$36.3	$(132.6)	$79.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3.4	$240.2	$—	$243.6
Trade receivables, net	—	64.3	194.0	—	258.3
Inventories	—	209.4	160.3	—	369.7
Other current assets	—	50.4	82.4	—	132.8
Total current assets	—	327.5	676.9	—	1,004.4
Investment in subsidiaries	3,733.7	1,232.0	—	(4,965.7)	—
Intercompany receivables, net (1)	—	838.8	49.3	(888.1)	—
Property, plant and equipment, net	—	322.7	114.4	—	437.1
Goodwill	—	1,061.9	425.6	—	1,487.5
Other intangible assets, net	—	893.0	221.1	—	1,114.1
Other assets	1.3	0.1	34.7	—	36.1
Total assets	$3,735.0	$4,676.0	$1,522.0	$(5,853.8)	$4,079.2

Liabilities and Shareholders' Equity
Current liabilities	$19.3	$292.3	$240.3	$—	$551.9
Intercompany payables, net (1)	888.1	—	—	(888.1)	—
Long-term debt	1,096.1	308.0	—	—	1,404.1
Deferred income tax liabilities	—	116.2	35.1	—	151.3
Other liabilities	0.3	225.8	14.6	—	240.7
Total liabilities	2,003.8	942.3	290.0	(888.1)	2,348.0
Total shareholders' equity	1,731.2	3,733.7	1,232.0	(4,965.7)	1,731.2
Total liabilities and shareholders' equity	$3,735.0	$4,676.0	$1,522.0	$(5,853.8)	$4,079.2

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from operations	$126.5	$119.8	$129.8	$(302.7)	$73.4

Cash Flow from Investing Activities
Capital expenditures	—	(22.3)	(5.3)	—	(27.6)
Acquisitions, net of cash acquired	—	—	(90.3)	—	(90.3)
Playtex glove sale	—	19.0	—	—	19.0
Proceeds from sale of assets	—	4.7	—	—	4.7
Net cash used by investing activities	—	1.4	(95.6)	—	(94.2)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	305.0	—	—	305.0
Cash payments on debt with original maturities greater than 90 days	—	(427.0)	—	—	(427.0)
Net increase (decrease) in debt with original maturities of 90 days or less	—	(2.2)	1.0	—	(1.2)
Common shares purchased	(124.4)	—	—	—	(124.4)
Intercompany dividend	—	—	(302.7)	302.7	—
Employee shares withheld for taxes	(2.1)	—	—	—	(2.1)
Net cash (used by) from financing activities	(126.5)	(124.2)	(301.7)	302.7	(249.7)

Effect of exchange rate changes on cash	—	—	11.2	—	11.2

Net increase (decrease) in cash and cash equivalents	—	(3.0)	(256.3)	—	(259.3)
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$3.4	$240.2	$—	$243.6

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$72.0	$(36.5)	$49.6	$(70.0)	$15.1

Cash Flow from Investing Activities
Capital expenditures	—	(25.0)	(5.4)	—	(30.4)
Acquisitions, net of cash acquired	—	—	(34.0)	—	(34.0)
Proceeds from sale of assets	—	5.9	—	—	5.9
Net cash used by investing activities	—	(19.1)	(39.4)	—	(58.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	181.0	—	—	181.0
Cash payments on debt with original maturities greater than 90 days	—	(116.0)	(277.0)	—	(393.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(0.3)	1.5	—	1.2
Common shares purchased	(58.5)	—	—	—	(58.5)
Intercompany dividends	—	—	(70.0)	70.0	—
Employee shares withheld for taxes	(15.5)	—	—	—	(15.5)
Excess tax benefits from share-based payments	2.0	—	—	—	2.0
Net cash (used by) from financing activities	(72.0)	64.7	(345.5)	70.0	(282.8)

Effect of exchange rate changes on cash	—	—	(9.8)	—	(9.8)

Net increase (decrease) in cash and cash equivalents	—	9.1	(345.1)	—	(336.0)
Cash and cash equivalents, beginning of period	—	5.8	733.1	—	738.9
Cash and cash equivalents, end of period	$—	$14.9	$388.0	$—	$402.9

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
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" or "organic" and exclude items such as the disposition of the Playtex gloves business, the impact of the Tax Cuts and Jobs Act (the "Tax Act"), costs associated with the acquisition and integration of Jack Black, L.L.C. ("Jack Black"), restructuring charges and amortization of intangibles. Reconciliations of Non-GAAP measures are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and segment profit exclude the impact of changes in foreign currency, acquisitions and dispositions. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively. For the three and six months ended March 31, 2018, the impact of acquisitions includes net sales and segment profit activity for Jack Black, which was acquired in March 2018. For the six months ended March 31, 2018, the impact of acquisitions also includes October 2017 net sales and segment profit for Bulldog Skincare Holdings Limited (“Bulldog”), which was acquired in October 2016.

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as Jack Black integration costs, restructuring charges, the gain on the disposition of the gloves business, the related tax effects of these items and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as Jack Black integration costs, restructuring charges, the gain on the disposition of the gloves business, the related tax effects of these items and the impact of the Tax Act from the income tax provision and earnings before income taxes.

•	Free cash flow is defined as operating cash flows less any capital expenditures in current year.
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

•
If the Separation of our household products business on July 1, 2015 (the "Separation"), together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, our shareholders could be subject to significant tax liabilities.

•
Indemnifications under the Separation agreement with Energizer Holdings, Inc. ("Energizer") or Energizer’s inability to satisfy indemnification obligations in the future could negatively impact our financial results.

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

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Bulldog® and Jack Black® men's skin care products, Wet Ones® wipes and Playtex® household gloves until the sale of the gloves business in October 2017. Refer to Note 2 of our Notes to the Condensed Consolidated Financial Statements for additional details regarding the acquisition of Jack Black and Note 3 of our Notes to the Condensed Consolidated Financial Statements for additional details on the sale of the Playtex household gloves business.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree® and o.b.® brands.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.
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

Significant Events
Acquisitions
On March 1, 2018, we completed the acquisition of Jack Black, a leading U.S. based luxury men's skincare products company based in the United States, for approximately $90.3, net of cash acquired. The acquisition will create opportunities to expand our personal care portfolio in growing categories in the U.S. and globally, while nurturing the brand equity of Jack Black. The results of Jack Black for the post-acquisition period are included within the Company's results for the three and six months ended March 31, 2018. Refer to Note 2 of our Notes to Condensed Consolidated Financial Statements for further discussion related to the acquisition of Jack Black.

On October 31, 2016, we completed the acquisition of Bulldog, a men's grooming and skincare products company based in the United Kingdom for $34.0, net of cash acquired. The acquisition created opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash. The results of Bulldog for the post-acquisition period are included within our results for the second quarter and first six months of fiscal 2018 and 2017.

Project Fuel
In February 2018, we launched Project Fuel, an enterprise-wide transformational initiative designed to address all aspects of our business and cost structure. The project will incorporate our existing ZBS and global productivity initiatives and will include a new global restructuring initiative. While we are incurring costs for Project Fuel beginning in fiscal 2018, the majority of costs and savings under Project Fuel are expected to take place during fiscal 2019 through fiscal 2021.
In addition to the expected cost savings and improved profitability, Project Fuel is designed to strengthen our challenger culture and reinforce our consumer-centric organizational focus. It is also designed to simplify the organization and streamline ways of working in order to increase competitiveness, speed and agility, and ensure we have the skills, capabilities and investments needed to compete in a rapidly changing world.
For further information on our restructuring projects, see Note 4 of Notes to Condensed Consolidated Financial Statements.

Sale of Playtex Gloves Business
We completed the sale the Playtex® gloves business to a household products company for $19.0 on October 26, 2017. The sale allows us to better focus and utilize resources on other product lines. Total assets sold were approximately $3.1 resulting in a pre-tax gain on sale of $15.9.

Executive Summary
Following is a summary of key results for the second quarter and first six months of fiscal 2018. Net earnings and earnings per share ("EPS") for the time periods presented were impacted by the acquisition of Jack Black, the gain on the sale of the Playtex gloves business, restructuring activities, the related tax impact from those costs and the impact of the Tax Act as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

Second Quarter of Fiscal 2018

•
Net sales in the second quarter of fiscal 2018 were $608.1, down 0.5% compared to the prior year quarter, inclusive of a 0.4% increase as a result of the Jack Black acquisition, a 0.6% decline from the Playtex gloves divestiture and a 3.1% increase due to currency movements. Excluding the impact of the Jack Black acquisition and currency movements, organic net sales decreased 3.4% in the second quarter as compared to the prior year period, related to declines in Wet Shave, Infant and Feminine Care.

•
Net earnings in the second quarter of fiscal 2018 were $65.1 as compared to $65.7 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the second quarter of fiscal 2018 increased 1.9% to $70.9. The improvement was primarily driven by decreased Advertising and sales promotion expense ("A&P") and Research and development expense ("R&D") compared to the prior year quarter.

•
Net earnings per diluted share during the second quarter of fiscal 2018 were $1.20 compared to $1.14 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the second quarter of fiscal 2018 were $1.31 compared to $1.21 in the prior year.

	Quarter Ended March 31,
	Net Earnings		Diluted EPS
	2018	2017	2018	2017
Net Earnings and Diluted EPS - GAAP	$65.1	$65.7	$1.20	$1.14
Jack Black acquisition and integration costs	2.6	—	0.05	—
Restructuring and related costs (1)	3.7	5.6	0.07	0.10
Income taxes (2)	(0.5)	(1.7)	(0.01)	(0.03)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$70.9	$69.6	$1.31	$1.21

Weighted-average shares outstanding - Diluted			54.1	57.7

(1)
Includes pre-tax Cost of products sold of $0.1 for the second quarter of fiscal 2017 associated with obsolescence charges related to the exit of certain non-core product lines as part of the 2013 Restructuring.

(2)
Includes the impact of the Tax Act totaling $1.2 in Income tax expense for the second quarter of fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

First Six Months of Fiscal 2018

•
Net sales for the first six months of fiscal 2018 decreased 1.8% to $1,076.4, inclusive of a 0.4% increase as a result of the acquisitions of Jack Black and Bulldog, a 0.6% decline from the sale of the Playtex gloves business and a 2.6% increase due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales decreased 4.2% in the first six months of fiscal 2018 as compared to the prior year period, as declines in Wet Shave, Feminine Care and Infant were partially offset by growth in Sun and Skin Care.

•
Net earnings for the first six months of fiscal 2018 were $71.8 as compared to $99.2 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first six months of fiscal 2018 decreased 23.9% to $82.2. The change was primarily due to a decline in gross margin percentage compared to the prior year period partially offset by lower A&P spend.

•
Net earnings per diluted share during the first six months of fiscal 2018 were $1.31 compared to $1.72 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first six months of fiscal 2018 were $1.50 compared to $1.87 in the prior year.

	Six Months Ended March 31,
	Net Earnings		Diluted EPS
	2018	2017	2018	2017
Net Earnings and Diluted EPS - GAAP	$71.8	$99.2	$1.31	$1.72
Jack Black acquisition and integration costs	2.6	—	0.05	—
Restructuring and related costs, net (1)	3.7	12.8	0.07	0.22
Gain on sale of Playtex gloves	(15.9)	—	(0.29)	—
Income Taxes (2)	20.0	(4.0)	0.36	(0.07)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$82.2	$108.0	$1.50	$1.87

Weighted-average shares outstanding - Diluted			54.9	57.8

(1)
Includes pre-tax Cost of products sold of $0.4 for the first six months of fiscal 2017 associated with obsolescence charges related to the exit of certain non-core product lines as part of the 2013 Restructuring.

(2)	Includes the impact of the Tax Act totaling $17.4 in Income tax expense for the first six of fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

Operating Results
The following table presents changes in net sales for the second quarter and first six months of fiscal 2018, as compared to the corresponding periods in fiscal 2017, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Net sales - prior year	$611.0		$1,096.0
Organic	(20.8)	(3.4)%	(45.8)	(4.2)%
Impact of Playtex gloves sale	(3.8)	(0.6)%	(7.0)	(0.6)%
Impact of acquisitions	2.4	0.4%	4.7	0.4%
Impact of currency	19.3	3.1%	28.5	2.6%
Net sales - current year	$608.1	(0.5)%	$1,076.4	(1.8)%

For the second quarter of fiscal 2018, net sales were $608.1, a 0.5% decrease when compared with the prior year period. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased 3.4% versus the prior year period. From a geographic perspective, organic net sales in North America declined 7%, while increasing 4% in total International markets. Volumes were lower in North America Wet Shave, Infant Care and Feminine Care, offset in part by higher volumes in global Sun and Skin Care and International Wet Shave. Price mix was unfavorable in the quarter due to higher Sun Care returns and an increase in Wet Shave promotional spend in North America.
For the first six months of fiscal 2018, net sales decreased 1.8%. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased 4.2% versus the prior year period. From a geographic perspective, organic net sales in North America declined 7%, while increasing 1% in total International markets. The decline in organic net sales was primarily due to declines in Wet Shave, primarily in North America, driven by competitive pressure and category declines and Feminine Care volume declines, partially offset by growth in Skin Care in Bulldog and Wet Ones.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $302.1 during the second quarter of fiscal 2018, as compared to $309.6 in the prior year period. Gross margin as a percent of net sales for the second quarter of fiscal 2018 was 49.7%, representing a 100 basis point decline over the prior year gross margin of 50.7%, primarily driven by unfavorable price mix due to increased Sun Care returns and higher promotional activity in support of new Wet Shave products. Volume mix negatively impacted margin by 10 basis points, while cost mix had a 30 basis point negative impact, largely driven by unfavorable transactional currency.
Gross profit was $502.4 during the first six months of fiscal 2018, as compared to $537.6 in the prior year period. Gross margin as a percent of net sales for the first six months of fiscal 2018 was 46.7%, down 240 basis points as compared to the prior year period. The decline was primarily driven by lower sales volumes in Wet Shave and Feminine Care, unfavorable price mix from Wet Shave promotions and Sun Care returns and higher product costs, partially offset by favorable foreign currency impact.

Selling, General and Administrative Expense
SG&A was $103.5 in the second quarter of fiscal 2018, or 17.0% of net sales, as compared to $103.9 in the prior year period, or 17.0% of net sales. Excluding $2.6 of acquisition and integration costs associated with Jack Black and unfavorable currency translation, SG&A as a percent of net sales improved 50 basis points over the prior year. The operational improvement in SG&A was largely driven by savings generated through our Zero Based Spending ("ZBS") savings initiative, lower compensation expense and reduced headcount, partially offset by higher e-commerce investments.

SG&A was $200.7 in the first six months of fiscal 2018, or 18.6% of net sales, as compared to $197.7 in the prior year period, or 18.0% of net sales. The increase in the current year period was primarily related to the $2.6 of acquisition and integration costs associated with Jack Black. Excluding the $2.6 million of acquisition and integration costs associated with Jack Black, SG&A as a percent of net sales increased 40 basis points over the prior year.

Advertising and Sales Promotion Expense
For the second quarter of fiscal 2018, A&P was $75.6, down $6.9 as compared to the prior year period. A&P spending as a percent of net sales was 12.4%, as compared to 13.5% in the prior year period. The decrease in A&P was primarily driven by reduced brand support within Feminine Care and a $4.5 reduction in spend generated by our ZBS initiative to centralize creative asset development for our global brands.
For the first six months of fiscal 2018, A&P was $124.6, down $8.5 as compared to the prior year period. A&P spending as a percent of net sales was 11.6%, as compared to 12.1% in the prior year period. The decrease was driven by higher prior year spend in Wet Shave in support of new product innovation in men's Hydro® in North America, lower Feminine Care spend compared to the prior year period and an $8.5 million reduction in spend generated by our ZBS initiative to centralize creative asset development for our global brands.

Research and Development Expense
R&D for the second quarter of fiscal 2018 was $15.5, compared to spending of $17.5 in the prior year period. As a percent of sales, R&D declined 40 basis points to 2.5% in the current quarter from 2.9% in the prior year period.
R&D for the first six months of fiscal 2018 was $31.6, compared to $33.8 in the prior year period. As a percent of sales, R&D declined 20 basis points to 2.9% in the first six months of fiscal 2018 from 3.1% in the prior year.

Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2018 was $18.2, an increase from the prior year period expense of $17.3. For the first six months of fiscal 2018, interest expense was $36.0 compared to $34.7 in the prior year period. The increase in interest expense primarily relates to increased interest rates for variable rate debt.

Other (Income) Expense, Net
Other (income) expense, net was income of $0.2 during the second quarter of fiscal 2018, compared to income of $6.6 in the second quarter of fiscal 2017. Other (income) expense, net was expense of $2.8 during the first six months of fiscal 2018, compared to income of $8.5 during first six months of fiscal 2017. The current year periods reflect the negative impact of foreign currency exchange contract gains and losses and the revaluation of nonfunctional currency balance sheet exposures.

Income Tax Provision
The effective tax rate for the second quarters of fiscal 2018 and 2017 was 24.1% and 26.6%, respectively. The effective tax rate for the first six months of 2018 and 2017 was 39.7% and 26.2%, respectively. The effective tax rate for the first six months of fiscal 2018 includes a $17.4 increase in tax expense related to net charges from the Tax Act, which more than offset the lower U.S. Federal tax rate. Excluding the gain on the sale of the Playtex gloves business, net tax expense from the Tax Act, costs related to the acquisition and integration of Jack Black and restructuring charges, the adjusted effective tax rate was 24.8% and 26.6% for the first six months of fiscal 2018 and 2017, respectively. Our adjusted effective tax rate for fiscal 2018 is expected to be in the range of 22% to 24%; however, the adjusted effective tax rate is dependent upon the mix of earnings in various tax jurisdictions.

The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$118.9	$(9.6)	$109.3	$134.4	$12.8	$147.2
Income tax provision	47.1	(20.0)	27.1	35.2	4.0	39.2
Net earnings	$71.8	$10.4	$82.2	$99.2	$8.8	$108.0

Effective tax rate	39.7%			26.2%
Adjusted effective tax rate			24.8%			26.6%

(1)
Includes adjustments for the impact of the Tax Act, the gain on sale of the Playtex gloves business, Jack Black acquisition and integration charges and restructuring charges. See reconciliation of net earnings to adjusted net earnings.

Savings Initiatives
Our ZBS initiative was established to capture savings and establish cost-conscious spending policies consistent with our strategic needs. Net cost savings from our ZBS initiative are anticipated to be between $25 to $30 in fiscal 2018, which will be reinvested into marketing spend and our strategic growth initiatives.
In February 2018, we launched Project Fuel, an enterprise-wide transformational initiative designed to address all aspects of our business and cost structure. The project will incorporate our existing ZBS and global productivity initiatives and will include a new global restructuring initiative. While we are incurring costs for Project Fuel beginning in fiscal 2018, the majority of costs and savings under Project Fuel are expected to take place during fiscal 2019 through fiscal 2021.
Project Fuel is expected to achieve an estimated $225 million in total gross savings through the end of the 2021 fiscal year. These savings initiatives will materially affect Supply Chain, Operations, Commercial and Sales Organizations, and Corporate G&A, and will affect all business Segments. It is expected that the savings generated will be used to fuel investments in strategic growth initiatives and brands, offset operational headwinds from inflation and other input costs, and improve our overall profitability.
In the second quarter, Project Fuel costs totaled $3.7 related to severance and consulting charges. For fiscal year 2018, Project Fuel related restructuring charges and capital expenditures are expected to be approximately $40 and $16, respectively. We estimate one-time pre-tax charges related to Project Fuel to be approximately $120 to $130 million, with an additional capital investment of $60 to $70 million through the end of the 2021 fiscal year to implement the restructuring element of Project Fuel. We anticipate that the majority of the one-time charges associated with these initiatives will be incurred by the end of the 2019 fiscal year.

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
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2018, as compared to the corresponding periods in fiscal 2017, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, see Note 16 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Net sales - prior year	$342.6		$648.8
Organic	(13.6)	(4.0)%	(33.3)	(5.1)%
Impact of currency	16.2	4.8%	23.8	3.6%
Net sales - current year	$345.2	0.8%	$639.3	(1.5)%

Wet Shave net sales for the second quarter of fiscal 2018 increased 0.8%, inclusive of a 4.8% increase due to currency movements. Excluding the impact of currency movements, organic net sales decreased $13.6, or 4.0%. Men's Systems organic net sales were flat, as sales growth from International Hydro and Private Label was largely offset by declines in North America. Women's Systems organic net sales declined low-single digits as growth from Intuition f.a.b. product and strong growth in Asia and Latin America was more than offset by overall declines in North America and Europe. Disposables organic net sales were down mid-single digits, largely driven by declines in North America, while International grew modestly.
Wet Shave net sales for the first six months of fiscal 2018 decreased 1.5%, inclusive of a 3.6% increase due to currency movements. Excluding the impact of currency movements, organic net sales decreased $33.3, or 5.1%. Men's Systems volumes declined as North America distribution losses were partially offset by International growth. Women's Systems declined as growth related to the launch of Intuition f.a.b. was offset by declines in North America. Disposable and Shave Prep volumes were down, primarily due to category declines in North America.

Segment Profit - Wet Shave
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Segment profit - prior year	$73.2		$145.2
Organic	(7.9)	(10.8)%	(26.9)	(18.5)%
Impact of currency	4.5	6.2%	6.2	4.2%
Segment profit - current year	$69.8	(4.6)%	$124.5	(14.3)%

Wet Shave segment profit for the second quarter of fiscal 2018 was $69.8, down $3.4 or 4.6%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $7.9, or 10.8%, primarily due to decreased gross margins driven by unfavorable impact of lower volumes, increased product costs, and unfavorable price mix from increased promotions and returns. A&P spending was lower in the quarter, reflecting the benefit of ZBS savings and the timing of spend related to new product launches in the year.
Wet Shave segment profit for the first six months of fiscal 2018 was $124.5, down $20.7 or 14.3%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $26.9, or 18.5%, primarily due to lower sales volumes in Men's Systems, Disposables, and Shave Prep, unfavorable price mix following increased promotional coupon use, and unfavorable cost mix from higher materials cost and operational variances from production. The negative impacts were partially offset by lower A&P spending, mainly for Hydro branded razors.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit tend to be higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Net sales - prior year	$150.6		$208.2
Organic	0.5	0.3%	2.0	1.0%
Impact of Playtex gloves sale	(3.8)	(2.5)%	(7.0)	(3.4)%
Impact of acquisitions	2.4	1.6%	4.7	2.3%
Impact of currency	2.6	1.7%	3.5	1.6%
Net sales - current year	$152.3	1.1%	$211.4	1.5%

Sun and Skin Care net sales for the second quarter of fiscal 2018 increased 1.1%, inclusive of a 1.6% increase due to acquisitions, a 2.5% decline due to the Playtex gloves sale and a 1.7% increase due to currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales increased $0.5, or 0.3%, driven by growth of Sun Care volumes in North America, largely offset by price mix from higher returns. Bulldog net sales increased over 100% compared to the prior year, and Wet Ones, due to the flu season in North America.
Sun and Skin Care net sales for the first six months of fiscal 2018 increased 1.5%, inclusive of a 2.3% increase due to acquisitions, a 3.4% decline due to the Playtex gloves sale and a 1.6% increase due to currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales increased $2.0, or 1.0%, with strong performance in Skin Care and Grooming as growth in Bulldog and Wet Ones during the first six months were offset by declines in Hawaiian Tropic and the exit of the private label Suncare business. Banana Boat experienced slight growth sales through the first six months of fiscal 2018.

Segment Profit - Sun and Skin Care
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Segment profit - prior year	$50.9		$51.7
Organic	(2.1)	(4.1)%	(6.7)	(13.0)%
Impact of Playtex gloves sale	(1.3)	(2.6)%	(2.3)	(4.4)%
Impact of acquisitions	0.6	1.2%	(0.7)	(1.4)%
Impact of currency	0.8	1.6%	0.8	1.6%
Segment profit - current year	$48.9	(3.9)%	$42.8	(17.2)%

Segment profit for the second quarter of fiscal 2018 was $48.9, a decrease of $2.0 or 3.9%, inclusive of the impact of acquisitions, the Playtex gloves sale and currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic segment profit decreased $2.1, or 4.1%, driven primarily by declining price mix from unfavorable returns and higher warehouse and distribution costs, offset by increased volumes in Bulldog and Wet Ones.
Segment profit for the first six months of fiscal 2018 was $42.8, a decrease of $8.9 or 17.2%, inclusive of the impact of acquisitions, the Playtex gloves sale and currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic segment profit decreased $6.7, or 13.0%, driven primarily by gross margin declines from unfavorable price mix due to higher returns and unfavorable costs mix, offset by increased volumes.

Feminine Care

Net Sales - Feminine Care
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Net sales - prior year	$83.2		$172.3
Organic	(3.2)	(3.8)%	(10.0)	(5.8)%
Impact of currency	0.3	0.3%	0.6	0.3%
Net sales - current year	$80.3	(3.5)%	$162.9	(5.5)%

Feminine Care net sales for the second quarter of fiscal 2018 decreased $2.9, or 3.5%, inclusive of a 0.3% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 3.8%due to the impact of currency movements largely driven by Tampons, specifically in the Gentle Glide and o.b. brands. Total Liners, led by Carefree, increased 5.7%, and total Pads were essentially flat in the quarter.
Feminine Care net sales for the first six months of fiscal 2018 decreased $9.4, or 5.5%, inclusive of a 0.3% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 5.8% driven by volume declines across Gentle Glide and o.b. branded tampons and Stayfree branded pads, partially offset by growth in Carefree branded liners.

Segment Profit - Feminine Care
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Segment profit - prior year	$1.6		$9.9
Organic	8.3	518.8%	4.8	48.5%
Impact of currency	0.2	12.5%	0.4	4.0%
Segment profit - current year	$10.1	531.3%	$15.1	52.5%

Feminine Care segment profit for the second quarter of fiscal 2018 was $10.1, an increase of $8.5, or 531.3%, inclusive of a 12.5% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $8.3, primarily as a result of lower product costs, A&P and overhead spending, partially offset by lower volumes.
Feminine Care segment profit for the first six months of fiscal 2018 was $15.1, an increase of $5.2, or 52.5%, primarily due to lower A&P and overhead spend related to the transition costs related to the shift of manufacturing from Montreal to Dover in the prior year period, partially offset by declining volumes.

All Other

Net Sales - All Other
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Net sales - prior year	$34.6		$66.7
Organic	(4.5)	(13.0)%	(4.5)	(6.7)%
Impact of currency	0.2	0.6%	0.6	0.9%
Net sales - current year	$30.3	(12.4)%	$62.8	(5.8)%

All Other net sales for the second quarter of fiscal 2018 decreased 12.4%, inclusive of a 0.6% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $4.5, or 13.0%, primarily due to a decline in volumes of Diaper Genie® and infant cups and bottles from the Toys R Us liquidation, and distribution losses in feeding products.
All Other net sales for the first six months of fiscal 2018 decreased 5.8%, inclusive of a 0.9% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $4.5 or 6.7%, as declines in volumes of Diaper Genie® and infant cups and bottles were partially offset by growth in pet care products.

Segment Profit - All Other
Quarter and Six Months Ended March 31, 2018
	Q2	%Chg	Six Months	%Chg
Segment profit - prior year	$7.7		$14.6
Organic	(3.6)	(46.8)%	(3.5)	(24.0)%
Impact of currency	0.2	2.6%	0.4	2.7%
Segment profit - current year	$4.3	(44.2)%	$11.5	(21.3)%

All Other segment profit for the second quarter of fiscal 2018 was $4.3, a decrease of $3.4, or 44.2%, inclusive of a 2.6% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased 46.8%, primarily due to a decline in volumes of Diaper Genie® and infant cups and bottles and an increase in overhead spending.
All Other segment profit for the first six months of fiscal 2018 was $11.5, a decrease of $3.1 or 21.3% compared to the prior year period, inclusive of a 2.7% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased 24.0%, primarily due to lower volumes of Diaper Genie and infant cups and bottles.

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Corporate expenses	$18.8	$23.5	$37.2	$39.9
Jack Black acquisition and integration costs	2.6	—	2.6	—
Restructuring and related costs (2)	3.7	5.6	3.7	12.8
Gain on sale of Playtex gloves	—	—	(15.9)	—
General corporate and other expenses	$25.1	$29.1	$27.6	$52.7
% of net sales	4.1%	4.8%	2.6%	4.8%

(1)
Includes pre-tax Cost of products sold of $0.1 and $0.4 for the second quarter and first six months of fiscal 2017, respectively, associated with obsolescence charges related to the exit of certain non-core product lines as a part of the 2013 Restructuring.

For the second quarter of fiscal 2018, general corporate expenses were $18.8, or 3.1% of net sales, as compared to $23.5, or 3.8% of net sales, in the prior year quarter. For the first six months of fiscal 2018, general corporate expenses were $37.2, or 3.5% of net sales, compared to $39.9, or 3.6% of net sales, in the prior year period. For both the quarter and six month period, the decreases in general corporate expenses over the prior period were primarily related to lower share-based and deferred compensation expense, as well as savings related to our ZBS program.

Liquidity and Capital Resources
We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. As a result of the Tax Act signed December 22, 2017, we repatriated approximately $300 of cash from certain foreign subsidiaries during the second quarter of fiscal 2018. We utilized repatriated cash to invest in Jack Black and to reduce borrowings under the U.S. revolving credit facility.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,425.7 at March 31, 2018, including $307.8 tied to variable interest rates. Our total borrowings at September 30, 2017 were $1,544.8.
As of March 31, 2018, we had outstanding borrowings of $123.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at March 31, 2018, $594.0 remains available under the Revolving Facility. At September 30, 2017, we had outstanding borrowings of $245.0 under the Revolving Facility. As of March 31, 2018 and September 30, 2017, we had approximately $185.0 outstanding under a term loan.
We had outstanding international borrowings, recorded in Notes payable, of $21.6 and $19.4 as of March 31, 2018 and September 30, 2017, respectively.
The minimum required contribution to our pension plans in fiscal 2018 is $9.6; however, discretionary contributions may also be made. During the first six months of fiscal 2018, we contributed $3.9 to our pension plans.
As of March 31, 2018, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Six Months Ended March 31,
	2018	2017
Net cash from (used by):
Operating activities	$73.4	$15.1
Investing activities	(94.2)	(58.5)
Financing activities	(249.7)	(282.8)
Effect of exchange rate changes on cash	11.2	(9.8)
Net decrease in cash and cash equivalents	$(259.3)	$(336.0)

Operating Activities
Cash flow from operating activities was $73.4 during the first six months of fiscal 2018, as compared to $15.1 during the same period in the prior year. The improvement in operating cash flow was driven by changes in working capital, primarily in accounts receivable, inventory and other operating liabilities. Changes in cash flows from Operating activities resulting from the Tax Act include a reduction in Net Earnings from the net transition charge of $17.4, a non-cash deferred tax adjustment and an offsetting change in operating assets and liabilities from the increase in current and long-term income taxes payable. The Company expects that fiscal 2018 free cash flow will be above 100% of GAAP net earnings.

Investing Activities
Cash flow used by investing activities was $94.2 during the first six months of fiscal 2018 as compared to $58.5 during the same period in the prior year. The change was primarily due to the $90.3 acquisition of Jack Black in the second quarter of fiscal 2018, slightly offset by the $19.0 sale of the Playtex gloves business in the first quarter fiscal 2018. In the prior year we purchased Bulldog for $34.0. Capital expenditures were $27.6 during the first six months of fiscal 2018 and $30.4 during the same period in the prior year.

Financing Activities
Net cash used by financing activities was $249.7 during the first six months of fiscal 2018 as compared to net cash from financing activities of $282.8 during the same period in the prior year. The $33.1 decrease in net cash used by financing activities was driven by smaller net repayments related to the Revolving Facility in the current year compared to the repayment of our former Netherlands credit facility for approximately $277.0 in fiscal 2017. The decline in net debt repayments was offset by an increase in repurchases of common shares of $65.9 in the six months ended March 31, 2018 when compared to the prior year period.

Share Repurchases
During the first six months of fiscal 2018, we repurchased 2.1 shares of our common stock for $124.4. In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock, replacing the previous stock repurchase authorization from May 2015. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

Commitments and Contingencies
Contractual Obligations
During the first six months of fiscal 2018, our net repayments on our revolving credit facilities were $122.0. As of March 31, 2018, future repayments of debt are as follows: $185.0 in fiscal 2019, $123.0 in fiscal 2020, $600.0 in fiscal 2021 and $500.0 in fiscal 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, see Note 14 of Notes to Condensed Consolidated Financial Statements. As of March 31, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of March 31, 2018, our outstanding variable-rate debt included $123.0 on our revolving credit facility in the U.S. and $185.0 on our term loan. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $3.1.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for a detailed discussion of risk factors that could materially adversely affect our business, our operating results or our financial condition. The risk factors included below are revised from versions included in our Annual Report on Form 10-K.

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

In fiscal 2018, we launched Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure. The project will incorporate our Zero Based Spending and global productivity initiatives, and will include a new global restructuring initiative. The anticipated savings will provide ongoing financial and operational flexibility for reinvestment to reinforce growth and margin improvement objectives. Project Fuel follows on several years of productivity initiatives, as well as the initiatives launched with the overall Separation program. The achievement of our savings targets depends on our ability to successfully identify and realize savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings our results of operations, cash flows and financial condition may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs (4)
January 1 to 31, 2018	153,694	$60.13	153,605	10,000,000
February 1 to 28, 2018	—	—	—	10,000,000
March 1 to 31, 2018	—	—	—	10,000,000

(1)
89 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In May 2015, the Company's Board of Directors approved an authorization to repurchase up to ten million shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the second quarter of fiscal 2018, the Company repurchased 153,605 shares under this resolution.

(3)	Includes $0.02 per share of brokerage fee commissions.

(4)	In January 2018, the Board approved an authorization to repurchase up to ten million shares of the Company's common stock, replacing the previous stock repurchase authorization from May 2015.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit
10.1	Form of Chief Financial Officer Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2018).

10.2	Form of Restricted Stock Equivalent Award Agreement pursuant to the Edgewell Personal Care Company 2018 Stock Incentive Plan (filed herewith).

10.3	Form of Performance Restricted Stock Equivalent Award Agreement pursuant to the Edgewell Personal Care Company 2018 Stock Incentive Plan (filed herewith).

10.4	Form of Nonqualified Stock Option Award Agreement pursuant to the Edgewell Personal Care Company 2018 Stock Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets at March 31, 2018 and September 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017 and (iv) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Rod R. Little
Rod. R. Little
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Date:	May 3, 2018