Form 10-Q
period 2018-06-30
EDGEWELL PERSONAL CARE Co
filed 2018-08-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common shares, $0.01 par value - 54,040,386 shares as of July 31, 2018.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales	$620.6	$637.5	$1,697.0	$1,733.5
Cost of products sold	317.9	315.4	891.9	873.8
Gross profit	302.7	322.1	805.1	859.7

Selling, general and administrative expense	100.7	97.5	301.4	295.2
Advertising and sales promotion expense	105.3	114.2	229.9	247.3
Research and development expense	14.9	16.4	46.5	50.2
Impairment charge	24.4	—	24.4	—
Restructuring charges	15.4	12.5	19.1	24.9
Sale of Playtex gloves	0.6	—	(15.3)	—
Interest expense associated with debt	16.5	17.6	52.5	52.3
Other expense (income), net	3.5	(1.6)	6.3	(10.1)
Earnings before income taxes	21.4	65.5	140.3	199.9
Income tax provision	9.3	10.6	56.4	45.8
Net earnings	$12.1	$54.9	$83.9	$154.1

Earnings per share:
Basic net earnings per share	$0.23	$0.96	$1.54	$2.68
Diluted net earnings per share	0.22	0.95	1.54	2.67

Statement of Comprehensive Income:
Net earnings	$12.1	$54.9	$83.9	$154.1
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(36.3)	43.8	(10.4)	15.1
Pension and postretirement activity, net of tax of $0.9, ($0.6), $1.1 and $1.7	1.9	(1.4)	2.6	3.1
Deferred (loss) gain on hedging activity, net of tax of ($2.0), $0.8, ($1.3) and ($1.5)	4.4	(1.8)	2.9	2.7
Total other comprehensive (loss) income, net of tax	(30.0)	40.6	(4.9)	20.9
Total comprehensive (loss) income	$(17.9)	$95.5	$79.0	$175.0

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$218.5	$502.9
Trade receivables, less allowance for doubtful accounts of $8.1 and $4.3	225.6	224.1
Inventories	341.4	333.5
Other current assets	135.3	125.7
Total current assets	920.8	1,186.2
Property, plant and equipment, net	427.5	453.4
Goodwill	1,450.7	1,445.9
Other intangible assets, net	1,104.2	1,071.7
Other assets	33.4	31.6
Total assets	$3,936.6	$4,188.8

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	184.9	—
Notes payable	20.9	19.4
Accounts payable	233.9	223.6
Other current liabilities	297.0	281.4
Total current liabilities	736.7	524.4
Long-term debt	1,096.5	1,525.4
Deferred income tax liabilities	151.0	181.8
Other liabilities	234.5	215.5
Total liabilities	2,218.7	2,447.1
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,001,408 and 56,017,537 outstanding	0.7	0.7
Additional paid-in capital	1,629.4	1,623.4
Retained earnings	1,046.5	952.9
Common shares in treasury at cost, 11,250,581 and 9,234,452	(822.4)	(703.9)
Accumulated other comprehensive loss	(136.3)	(131.4)
Total shareholders' equity	1,717.9	1,741.7
Total liabilities and shareholders' equity	$3,936.6	$4,188.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2018	2017
Cash Flow from Operating Activities
Net earnings	$83.9	$154.1
Non-cash restructuring costs	—	6.4
Impairment charge	24.4	—
Depreciation and amortization	73.4	70.3
Share-based compensation expense	14.0	16.6
(Gain) / loss on sale of assets	(13.0)	3.9
Deferred compensation payments	(15.4)	(27.6)
Deferred income taxes	(22.9)	(3.0)
Other, net	(4.1)	(13.1)
Changes in operating assets and liabilities	53.0	(72.6)
Net cash from operating activities	193.3	135.0

Cash Flow from Investing Activities
Capital expenditures	(41.8)	(45.4)
Acquisitions, net of cash acquired	(90.2)	(34.0)
Playtex gloves sale	19.0	—
Proceeds from sale of assets	4.7	5.9
Net cash used by investing activities	(108.3)	(73.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	477.0	181.0
Cash payments on debt with original maturities greater than 90 days	(722.0)	(423.0)
Net increase in debt with original maturities of 90 days or less	0.2	0.1
Common shares purchased	(124.4)	(94.6)
Employee shares withheld for taxes	(2.2)	(15.6)
Excess tax benefits from share-based payments	—	1.9
Net cash used by financing activities	(371.4)	(350.2)

Effect of exchange rate changes on cash	2.0	4.7

Net decrease in cash and cash equivalents	(284.4)	(284.0)
Cash and cash equivalents, beginning of period	502.9	738.9
Cash and cash equivalents, end of period	$218.5	$454.9

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

•
All Other includes infant care products, such as bottles, cups and pacifiers, sold under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

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
Acquisition of Jack Black. On March 1, 2018, the Company completed the acquisition of Jack Black, a luxury men's skincare products company based in the United States. The results of Jack Black for the post-acquisition period are included within the Company's results since the acquisition date. For more information on the acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements. In August 2014, the Financial Accounting Standards Board ("FASB") issued a new Accounting Standards Update ("ASU") which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The adoption of this guidance as of October 1, 2017 did not have an impact on the Company's financial statements or the related disclosures.
In July 2015, the FASB issued a new ASU which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using FIFO or average cost should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this guidance on a prospective basis as of October 1, 2017 did not have a material impact on the Company's financial statements or the related disclosures.

In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. The standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. The Company adopted these provisions of the guidance prospectively in the first nine months of fiscal 2018. As a result, the Company recognized tax deficiencies of $0.7 through income taxes during the first nine months of fiscal 2018 rather than additional paid-in capital. The tax deficiencies were recorded as an operating activity in the Condensed Consolidated Statement of Cash Flows during the first nine months of fiscal 2018. Also, as part of the adoption, a $9.7 adjustment was recorded to increase retained earnings and deferred tax assets to recognize the cumulative amount of previously unrecognized excess tax benefits as of October 1, 2017. Additionally, the ASU requires the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes to be presented as a financing activity in the statement of cash flows as opposed to as an operating activity. This aspect of the new guidance was required to be adopted retrospectively. As such, $15.6 of cash outflows for tax withholding payments were reclassified from an operating activity to a financing activity in the Condensed Consolidated Statement of Cash Flows for the first nine months of fiscal 2017. Finally, under the ASU, the Company elected to record forfeitures as they occur. This election did not have a material impact on the Company's financial statements.
In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. Under existing guidance, an entity performs procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedures required when determining the fair value of assets acquired and liabilities assumed in a business combination. The amended guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge to the extent the carrying amount exceeds the fair value and does not exceed the total amount of goodwill allocated to the reporting unit. The Company elected to adopt this standard in the third quarter of fiscal 2018 in conjunction with the Company's interim test for goodwill impairment. Refer to Note 7 for discussion on the interim impairment test for goodwill and intangible assets.
In March 2018, the FASB issued an ASU which amends the accounting standards codification to reflect the guidance related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") issued in the SEC Staff Accounting Bulletin No. 118. The Company adopted this standard in the second quarter of fiscal 2018. Refer to Note 5 for disclosures related to the Tax Act.
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
During fiscal 2017, the Company established a cross-functional implementation team, including representatives from all of its businesses globally, to analyze the current processes in place for the recognition of revenue and identify potential differences that would result from application of the new guidance. This initial assessment includes analysis of significant types of arrangements, processes and systems, and reviews of representative contracts. Additionally, the Company has begun reviewing the enhanced disclosure requirements under the new standard. Revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. While the assessment is not complete, the timing of revenue recognition is not expected to be materially impacted by the new standard. The Company will adopt the revenue standard using the modified retrospective method in the first quarter of fiscal 2019.
In August 2016, the FASB issued an ASU intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, the sale of accounts receivable, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims and distributions received from equity method investees, among others. The update will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company noted that the adoption of the standard will reclassify certain operating cash inflows associated with the $150 uncommitted master accounts receivable purchase agreement entered into with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser on September 15, 2017 (the “Accounts Receivable Facility”) to investing cash inflows in the Condensed Consolidated Statement of Cash Flows by an amount yet to be determined.
In February 2018, the FASB issued an ASU which addresses the recently enacted Tax Act. Specifically, the guidance allows the Company to elect to reclassify any "stranded tax" created as a result of the Tax Act from Accumulated Other Comprehensive Loss to Retained Earnings. The new guidance will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company plans to adopt this standard in the fourth quarter of fiscal 2018. The Company is still assessing the effect of the standard on its consolidated financial statements and disclosures but does not expect the impact to be material. Refer to Note 5 for further disclosures regarding the Tax Act.

In June 2018, the FASB issued an ASU which simplifies the treatment of share-based payment transactions used in acquiring goods and services from non employees. The amendments note that measurement of share-based payments used to acquire goods or services should be valued at the grant-date fair value. The grant date is defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the award. Finally, any awards containing a performance condition should be valued considering the probability of satisfying the necessary performance conditions consistent with employee share-based awards. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the guidance will have on its financial statements but does not expect the impact to be material.

Note 2 - Acquisition
Jack Black, L.L.C.
On March 1, 2018, the Company completed the acquisition of Jack Black, a men's luxury skincare products company based in the U.S., for $90.2, net of cash acquired. The acquisition creates opportunities to expand Edgewell's personal care portfolio into a growing global category where it can leverage its international geographic footprint. The acquisition was financed through available operating cash.
The Company has recognized the assets and liabilities of Jack Black based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company is in the process of finalizing the analysis of its deferred tax positions; as such, this valuation analysis was not complete as of June 30, 2018. The Company will complete the final fair value determination during the fourth quarter of fiscal 2018.
As of June 30, 2018, the opening balance sheet for Jack Black included net assets acquired of $93.9 and consisted of working capital and other net assets of $11.9 (including cash of $3.7), other intangible assets of $47.7 and goodwill of $34.3, representing the value of expansion into new markets. Goodwill is expected to be deductible for tax purposes. The intangible assets acquired consisted primarily of the Jack Black trade name, customer relationships and product formulations with a weighted average useful life of 16.6 years. All assets are included in the Company's Sun and Skin Care segment.
Acquisition and integration costs related to Jack Black totaling $0.5 and $3.1 in the third quarter and nine months ending June 30, 2018, respectively, were included in Selling, general and administrative expense. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold in the third quarter of fiscal 2018.

Note 3 - Divestiture

The Company completed the sale of its Playtex gloves business to a household products company for $19.0 on October 26, 2017. The sale allows the Company to better focus and utilize its resources on its other product lines. Total assets sold were approximately $3.7, resulting in a pre-tax gain on sale of $15.3.

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
The Company incurred restructuring charges of $15.9 and $19.6 related to Project Fuel in the three and nine months ended June 30, 2018, respectively.

	Three Months Ended June 30, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Restructuring
Severance and related benefit costs	$1.6	$0.2	$1.0	$0.1	$—	$2.9
Consulting, project implementation and management and other exit costs	2.0	0.2	—	—	10.8	13.0
Total Restructuring	$3.6	$0.4	$1.0	$0.1	$10.8	$15.9

	Nine Months Ended June 30, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Restructuring
Severance and related benefit costs	$3.1	$0.9	$1.1	$0.1	$—	$5.2
Consulting, project implementation and management and other exit costs	2.0	0.2	—	—	12.2	14.4
Total Restructuring	$5.1	$1.1	$1.1	$0.1	$12.2	$19.6
In addition, pre-tax Selling, general and administrative expense of $0.5 for the three and nine months ended June 30, 2018, associated with certain information technology enablement expenses related to Project Fuel were included in Consulting, project implementation and management and other exit costs.

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
Expenses incurred under the 2013 Restructuring are reflected below, including the estimated impact of allocating such charges to segment results. 2013 Restructuring charges were only allocated to the Company's Wet Shave, Sun and Skin Care and Feminine Care segments for the three and nine months ended June 30, 2017. The Company does not include restructuring costs in the results of its reportable segments.

	Three Months Ended June 30, 2017
	Wet Shave	Sun and Skin Care	Feminine Care	Total
2013 Restructuring
Severance and related benefit costs	$0.4	$—	$2.0	$2.4
Asset impairment and accelerated depreciation	—	—	3.6	3.6
Consulting, project implementation and management and other exit costs	2.9	—	3.6	6.5
Total 2013 Restructuring	$3.3	$—	$9.2	$12.5

	Nine Months Ended June 30, 2017
	Wet Shave	Sun and Skin Care	Feminine Care	Total
2013 Restructuring
Severance and related benefit costs	$1.1	$—	$4.4	$5.5
Asset impairment and accelerated depreciation	—	—	6.4	6.4
Consulting, project implementation and management and other exit costs	6.8	0.1	6.1	13.0
Total 2013 Restructuring	$7.9	$0.1	$16.9	$24.9

In addition, pre-tax costs of $0.3 and $0.7 for the three and nine months ended June 30, 2017, respectively, associated with obsolescence charges related to the exit of certain non-core product lines as part of the 2013 Restructuring, were included in Cost of products sold.

Restructuring Reserves
The following table summarizes Project Fuel and 2013 Restructuring activities and related accruals (excluding certain obsolescence charges related to the 2013 Restructuring):

				Utilized
	October 1, 2017	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2018
Restructuring
Severance and termination related costs	$2.4	$5.2	$—	$(4.6)	$—	$3.0
Other related costs	—	14.4	—	(7.3)	—	7.1
Total Restructuring	$2.4	$19.6	$—	$(11.9)	$—	$10.1

				Utilized
	October 1, 2016	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2017
Restructuring
Severance and termination related costs	$16.7	$6.5	$(0.3)	$(20.5)	$—	$2.4
Asset impairment and accelerated depreciation	—	6.9	—	—	(6.9)	—
Other related costs	—	16.2	—	(16.2)	—	—
Total Restructuring	$16.7	$29.6	$(0.3)	$(36.7)	$(6.9)	$2.4

(1)	Includes the impact of currency translation.

Note 5 - Income Taxes
For the three and nine months ended June 30, 2018, the Company had income tax expense of $9.3 and $56.4, respectively, on Earnings before income taxes of $21.4 and $140.3, respectively. The effective tax rate for the three and nine months ended June 30, 2018 was 42.9% and 40.2%, respectively. The difference between the federal statutory rate and the effective rate for the nine months ended June 30, 2018 is primarily due to a $17.4 net transitional charge resulting from the enactment of the Tax Act, as discussed below, and the impact of the goodwill impairment.
For the three and nine months ended June 30, 2017, the Company had an income tax expense of $10.6 and $45.8, respectively, on Earnings before income taxes of $65.5 and $199.9, respectively. The effective tax rate for the three and nine months ended June 30, 2017 was 16.2% and 22.9%, respectively. The difference between the federal statutory rate and the effective rate for both periods is due to a higher mix of earnings in lower tax rate jurisdictions and was favorably impacted by restructuring charges in higher tax rate jurisdictions.

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
Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act will impact the Company in fiscal 2018 while others will be effective in subsequent years.  For the nine months ended June 30, 2018, the estimated impact of the one-time transition tax on foreign earnings was $94.2, offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $76.8.  The net impact of these transitional provisions resulted in a net charge of $17.4 for the year, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected be used to partially offset amounts payable over eight years related to the one-time transition tax on foreign earnings.
The tax law changes included in the Tax Act are broad and complex. The final impact may differ from the Company's estimates, possibly materially, due to, among other things, changes in interpretation of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or updates or changes to estimates the Company used to calculate the transition impacts, including impacts from changes to earnings estimates, foreign income tax estimates and foreign exchange rates. The Securities and Exchange Committee ("SEC") has issued rules under Staff Accounting Bulletin 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of June 30, 2018, amounts recorded for the Tax Act remain provisional for the transition tax, remeasurement of deferred taxes and reassessment of permanently reinvested earnings.
On August 1, 2018, proposed Treasury Regulations were issued under Section 965 providing additional guidance and clarification on many of the provisions associated with the one-time transition tax, enacted in connection with the Tax Act.  The Company has not yet evaluated these proposed regulations nor the impact they may have on the provisional amounts recorded for the transition tax as of June 30, 2018.

Note 6 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent ("RSE") awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic weighted-average shares outstanding	54.0	57.2	54.5	57.4
Effect of dilutive securities:
RSE awards	0.1	0.3	0.1	0.3
Total dilutive securities	0.1	0.3	0.1	0.3
Diluted weighted-average shares outstanding	54.1	57.5	54.6	57.7

For the three and nine months ended June 30, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.5 of share options because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of these awards was anti-dilutive. For the three and nine months ended June 30, 2017, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2017	$971.2	$195.6	$209.5	$69.6	$1,445.9
Acquisition of Jack Black	—	34.3	—	—	34.3
Cumulative translation adjustment	(2.6)	(0.3)	(2.2)	—	(5.1)
Impairment charge	—	—	—	(24.4)	(24.4)
Balance at June 30, 2018	$968.6	$229.6	$207.3	$45.2	$1,450.7

Accumulated goodwill impairment losses totaled $24.4 at June 30, 2018 in the All Other segment.

Total amortizable intangible assets were as follows:

	June 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.7	$23.0	$183.7	$188.6	$16.0	$172.6
Technology and patents	79.0	75.7	3.3	77.9	74.4	3.5
Customer related and other	179.7	94.5	85.2	151.5	89.8	61.7
Total amortizable intangible assets	$465.4	$193.2	$272.2	$418.0	$180.2	$237.8
Amortization expense was $4.6 and $13.2 for the three and nine months ended June 30, 2018, respectively, and $4.0 and $12.1 for the three and nine months ended June 30, 2017, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2018 and for fiscal 2019, 2020, 2021, 2022 and 2023 is approximately $4.5, $17.8, $17.2, $16.6, $16.4 and $16.4, respectively, and $183.5 thereafter. Amortizable intangible assets include $17.5 of trade names and brands, $1.2 of technology and patents, $0.5 of non-compete agreements, and $28.5 of customer related intangibles from the Jack Black acquisition. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information on the Jack Black acquisition.
The Company had indefinite-lived intangible assets of $832.0 ($182.2 in Wet Shave, $476.1 in Sun and Skin Care, $29.9 in Feminine Care and $143.8 in All Other) at June 30, 2018, a decrease of $1.9 from September 30, 2017 related to foreign currency translation rates.
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually during the fourth fiscal quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors. The Company experienced a sustained decline in market capitalization during the third quarter of fiscal 2018, leading to the determination that a triggering event had occurred for all reporting units.
The Company performed an interim impairment analysis using financial information through June 30, 2018 and forecasts for cash flows developed using the Company's three year strategic plan. The interim impairment analysis was performed in a manner consistent with the annual impairment test using both the market and income approaches and weighting them based on their application to the reporting units. The interim impairment review was performed across all reporting units and indefinite lived intangible assets. The interim impairment analysis required an increase in discount rates across all reporting units to align with market-based assumptions and company specific risks. The analysis indicated that the carrying amount of the goodwill for the Infant Care reporting unit was greater than its fair value. The impairment of the Infant Care reporting unit was calculated as the difference between its fair value, determined in the interim impairment review, and the carrying value. As a result, the Company recorded an impairment charge on the goodwill of the Infant Care reporting unit totaling $24.4 as of June 30, 2018. The valuation of the Infant Care reporting unit decreased compared to the prior year because of the higher discount rates in conjunction with lower forecasted revenue growth rates and earnings margins, resulting in lower projected long-term future cash flows. In addition to the impairment of the Infant Care reporting unit, the fair values of the Skin Care and Feminine Care reporting units were between 104% and 106% of their carrying values, respectively. Key assumptions used in valuing the reporting units include the weighted average cost of capital of 10.2% and 9.7% for Skin Care and Feminine Care, respectively. The long term revenue growth rates applied to the valuation models were 2.00% for Skin Care and 0.50% for Feminine Care. The fair value of the Wet Ones indefinite lived intangible asset was 103% of its carrying value. Key assumptions used in the valuation of the Wet Ones intangible asset were a 9.75% discount rate and a 1.25% long term revenue growth rate. Unfavorable fluctuations in the discount rate or declines in forecasted sales and margins could result in impairment of these reporting units and intangible assets. The Company will continue to evaluate the fair value of goodwill and intangible assets through the fourth quarter of fiscal 2018 for potential impairment.
During fiscal 2017, the Company recorded impairment charges of $312.0 and $7.0 on its Playtex and Edge brand names, respectively. The impairment of Playtex and Edge in fiscal 2017 was the result of intense competition in the Feminine Care and Wet Shave segments which resulted in decreased market share. Based on the impairment taken and continued competitive pressure on the Playtex and Edge brands, the intangible assets associated with the brand names were converted to definite-lived assets as of July 1, 2017 and assigned a useful life of 20 years. The conversion of the Playtex and Edge brand names to definite-lived intangible assets increased amortization expense by $1.8 and $5.4 for the three and nine months ended June 30, 2018, respectively.

Note 8 - Supplemental Balance Sheet Information

	June 30, 2018	September 30, 2017
Inventories
Raw materials and supplies	$47.0	$50.6
Work in process	60.4	60.9
Finished products	234.0	222.0
Total inventories	$341.4	$333.5
Other Current Assets
Miscellaneous receivables	$15.2	$16.9
Prepaid expenses	77.4	55.6
Value added tax collectible from customers	26.9	25.2
Income taxes receivable	11.0	24.7
Other	4.8	3.3
Total other current assets	$135.3	$125.7
Property, Plant and Equipment
Land	$19.2	$19.3
Buildings	142.4	139.1
Machinery and equipment	960.6	947.4
Capitalized software costs	48.3	42.3
Construction in progress	51.7	49.7
Total gross property	1,222.2	1,197.8
Accumulated depreciation	(794.7)	(744.4)
Total property, plant and equipment, net	$427.5	$453.4
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$49.4	$32.2
Accrued trade allowances	24.7	24.6
Accrued salaries, vacations and incentive compensation	46.6	40.6
Income taxes payable	24.2	18.3
Returns reserve	49.8	53.3
Restructuring reserve	10.1	3.0
Value added tax payable	7.8	5.8
Deferred compensation	4.7	13.8
Other	79.7	89.8
Total other current liabilities	$297.0	$281.4
Other Liabilities
Pensions and other retirement benefits	$97.2	$109.4
Deferred compensation	43.0	47.3
Long-term income taxes payable	36.1	—
Other non-current liabilities	58.2	58.8
Total other liabilities	$234.5	$215.5

Note 9 - Accounts Receivable Facility

On September 15, 2017, the Company entered into a $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser. Transfers under this agreement are accounted for as sales of receivables, resulting in the receivables being de-recognized from the consolidated balance sheet. As of June 30, 2018, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.

Account receivables sold under this agreement for the three and nine months ended June 30, 2018 were $328.5 and $820.1, respectively. The trade receivables sold that remained outstanding under this agreement as of June 30, 2018 and September 30, 2017 were $136.9 and $81.7, respectively. The dilution reserve, which represents the Company's retained interest in sold receivables, was $13.7 and $8.2 as of June 30, 2018 and September 30, 2017, respectively, and was recognized on the Consolidated Balance Sheets as a receivable. The difference between the carrying amount of the trade receivables sold and the sum of the cash received was recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. For the three and nine months ended June 30, 2018, the loss on sale of trade receivables was $0.8 and $1.8, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	June 30, 2018	September 30, 2017
Senior notes, fixed interest rate of 4.7%, due 2021, net (1)	$598.6	$598.3
Senior notes, fixed interest rate of 4.7%, due 2022, net (1) (2)	497.9	497.4
U.S. revolving credit facility due 2020	—	245.0
Term loan, due 2019, net (1)	184.9	184.7
Total long-term debt, including current maturities	1,281.4	1,525.4
Less current portion	184.9	—
Total long-term debt	$1,096.5	$1,525.4

(1)
At June 30, 2018, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.4, $1.6 and $0.1, respectively. At September 30, 2017, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.7, $1.9 and $0.3, respectively.

(2)	At June 30, 2018 and September 30, 2017, the balance for the senior notes due 2022 is reflected net of discounts of $0.5 and $0.7, respectively.

The Company had outstanding international borrowings, recorded in Notes payable, of $20.9 and $19.4 as of June 30, 2018 and September 30, 2017, respectively.

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
The Company's net periodic pension and postretirement benefit (credit) cost for these plans was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service cost	$1.5	$1.8	$4.6	$5.5
Interest cost	4.3	3.7	12.9	11.2
Expected return on plan assets	(7.9)	(7.9)	(23.8)	(23.8)
Recognized net actuarial loss	1.1	1.6	3.4	4.6
Settlement loss recognized	—	—	—	0.3
Net periodic benefit (credit) cost	$(1.0)	$(0.8)	$(2.9)	$(2.2)

Note 12 - Shareholders' Equity
During the nine months ended June 30, 2018, the Company repurchased 2.1 shares of its common stock for $124.4, all of which were purchased under the Board authorization from May 2015. In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock, replacing the previous stock repurchase authorization from May 2015. The Company has 10.0 shares remaining under the January 2018 Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
During the nine months ended June 30, 2018, the Company paid $0.1 in cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015, and does not currently intend to declare dividends in the foreseeable future.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2017	$(29.0)	$(101.3)	$(1.1)	$(131.4)
OCI before reclassifications (1)	(10.4)	0.2	1.2	(9.0)
Reclassifications to earnings	—	2.4	1.7	4.1
Balance at June 30, 2018	$(39.4)	$(98.7)	$1.8	$(136.3)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2016	$(68.1)	$(126.3)	$(2.8)	$(197.2)
OCI before reclassifications (1)	15.1	(0.1)	4.3	19.3
Reclassifications to earnings	—	3.2	(1.6)	1.6
Balance at June 30, 2017	$(53.0)	$(123.2)	$(0.1)	$(176.3)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2018	2017	2018	2017
(Loss) / gain on cash flow hedges
Foreign exchange contracts	$(1.0)	$1.1	$(2.5)	$2.5	Other expense (income), net
	(1.0)	1.1	(2.5)	2.5	Total before tax
	0.4	(0.4)	0.8	(0.9)	Tax expense
	(0.6)	0.7	(1.7)	1.6	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	(1.1)	(1.6)	(3.4)	(4.6)	(1)
Settlement loss recognized	—	—	—	(0.3)	(1)
	(1.1)	(1.6)	(3.4)	(4.9)	Total before tax
	0.3	0.6	1.0	1.7	Tax expense
	(0.8)	(1.0)	(2.4)	(3.2)	Net of tax

Total reclassifications for the period	$(1.4)	$(0.3)	$(4.1)	$(1.6)	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency risk. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at June 30, 2018 and September 30, 2017, as well as the Company's objectives and strategies for holding derivative instruments.

Foreign Currency Risk
A significant share of the Company's sales is tied to currencies other than the U.S. dollar, the Company's reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have a negative impact on reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the Euro, the Japanese Yen, the British Pound, the Canadian Dollar, the Czech Koruna and the Australian Dollar.
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

Cash Flow Hedges
At June 30, 2018, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $2.6 and an unrealized pre-tax loss of $1.6 at June 30, 2018 and September 30, 2017, respectively, on these forward currency contracts accounted for as cash flow hedges, which are included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2018 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at June 30, 2018 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal 2019. There were 64 open foreign currency contracts at June 30, 2018 with a total notional value of $137.8.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2018 resulted in gains of $3.0 and $0.2, respectively, and was recorded in Other expense (income), net. The change in estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2017 resulted in gains of $1.6 and $2.0, respectively. There were four open foreign currency derivative contracts which were not designated as cash flow hedges at June 30, 2018, with a total notional value of $48.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	June 30, 2018	September 30, 2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$2.6	$(1.6)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$1.1	$0.4

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$5.4	$(1.5)	$1.7	$6.7
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	(1.0)	1.1	(2.5)	2.5
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$3.0	$1.6	$0.2	$2.0

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

(2)	Gain (loss) was recorded in Other expense (income), net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At June 30, 2018		At September 30, 2017
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$4.0	$—	$2.5	$(3.7)
Gross amounts offset in the balance sheet	(0.3)	—	(0.1)	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$3.7	$—	$2.4	$(3.6)

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company's financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as level 2 within the fair value hierarchy:

	June 30, 2018	September 30, 2017
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(47.6)	$(60.9)
Derivatives - foreign currency contracts	3.7	(1.2)
Net liabilities at estimated fair value	$(43.9)	$(62.1)

At June 30, 2018 and September 30, 2017, the Company had no level 1 or level 3 financial assets or liabilities, other than pension plan assets.
At June 30, 2018 and September 30, 2017, the fair market value of fixed rate long-term debt was $1,059.5 and $1,143.8, respectively, compared to its carrying value of $1,096.5 and $1,095.7, respectively. The estimated fair value of the long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, excluding revolving credit facilities, which consists of bank debt, was $185.0 compared to its carrying value of $184.9 and $184.7 at June 30, 2018 and September 30, 2017, respectively. The estimated fair value is equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, has been determined based on level 2 inputs.
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
At June 30, 2018, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

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

Note 16 - Segment Data
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, impairment charges, Jack Black acquisition and integration costs, costs associated with restructuring initiatives, the gain on the sale of the Playtex gloves business and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
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

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Sales
Wet Shave	$341.1	$358.5	$980.4	$1,007.3
Sun and Skin Care	162.8	161.1	374.2	369.3
Feminine Care	84.1	86.4	247.0	258.7
All Other	32.6	31.5	95.4	98.2
Total net sales	$620.6	$637.5	$1,697.0	$1,733.5

Segment Profit
Wet Shave	$56.0	$59.8	$180.5	$205.0
Sun and Skin Care	34.1	42.4	76.9	94.1
Feminine Care	11.1	7.6	26.2	17.5
All Other	5.5	6.7	17.0	21.3
Total segment profit	106.7	116.5	300.6	337.9

General corporate and other expenses	(17.5)	(18.2)	(54.7)	(58.1)
Impairment charge	(24.4)	—	(24.4)	—
Restructuring and related costs (1)	(15.9)	(12.8)	(19.6)	(25.6)
Jack Black integration costs	(2.3)	—	(4.9)	—
Sale of Playtex gloves	(0.6)	—	15.3	—
Amortization of intangibles	(4.6)	(4.0)	(13.2)	(12.1)
Interest and other expense, net	(20.0)	(16.0)	(58.8)	(42.2)
Total earnings before income taxes	$21.4	$65.5	$140.3	$199.9

(1)
Includes pre-tax Selling, general and administrative expense of $0.5 for the three and nine months ended June 30, 2018, associated with certain information technology enablement expenses related to Project Fuel. Includes pre-tax Cost of products sold of $0.3 and $0.7 for the three and nine months ended June 30, 2017, respectively, associated with obsolescence charges related to the exit of certain non-core product lines as a part of the 2013 Restructuring.

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Razors and blades	$304.6	$319.3	$877.5	$896.2
Sun care products	132.1	136.9	297.5	305.8
Tampons, pads and liners	84.1	86.4	247.0	258.7
Shaving gels and creams	36.5	39.2	102.9	111.1
Infant care and other	32.6	31.5	95.4	98.2
Skin care products	30.7	24.2	76.7	63.5
Total net sales	$620.6	$637.5	$1,697.0	$1,733.5

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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of Edgewell Personal Care Company (the “Parent Company”), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company, as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors and the Non-Guarantors.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$425.1	$278.0	$(82.5)	$620.6
Cost of products sold	—	236.9	163.5	(82.5)	317.9
Gross profit	—	188.2	114.5	—	302.7

Selling, general and administrative expense	—	61.2	39.5	—	100.7
Advertising and sales promotion expense	—	70.0	35.3	—	105.3
Research and development expense	—	14.9	—	—	14.9
Impairment charge	—	24.4	—	—	24.4
Restructuring charges	—	13.4	2.0	—	15.4
Sale of Playtex gloves	—	0.6	—	—	0.6
Interest expense associated with debt	13.4	2.8	0.3	—	16.5
Other expense, net	—	0.8	2.7	—	3.5
Intercompany service fees	—	(3.5)	3.5	—	—
Equity in earnings of subsidiaries	(21.9)	(25.7)	—	47.6	—
Earnings before income taxes	8.5	29.3	31.2	(47.6)	21.4
Income tax (benefit) provision	(3.6)	7.4	5.5	—	9.3
Net earnings	$12.1	$21.9	$25.7	$(47.6)	$12.1

Statement of Comprehensive Income:
Net earnings	$12.1	$21.9	$25.7	$(47.6)	$12.1
Other comprehensive loss, net of tax	(30.0)	(30.0)	(30.5)	60.5	(30.0)
Total comprehensive loss	$(17.9)	$(8.1)	$(4.8)	$12.9	$(17.9)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,143.9	$788.5	$(235.4)	$1,697.0
Cost of products sold	—	661.9	465.4	(235.4)	891.9
Gross profit	—	482.0	323.1	—	805.1

Selling, general and administrative expense	—	187.9	113.5	—	301.4
Advertising and sales promotion expense	—	139.3	90.6	—	229.9
Research and development expense	—	46.5	—	—	46.5
Impairment charge	—	24.4	—	—	24.4
Restructuring charges	—	15.8	3.3	—	19.1
Sale of Playtex gloves	—	(15.3)	—	—	(15.3)
Interest expense associated with debt	40.1	11.6	0.8	—	52.5
Other expense, net	—	1.8	4.5	—	6.3
Intercompany service fees	—	(14.6)	14.6	—	—
Equity in earnings of subsidiaries	(113.2)	(79.1)	—	192.3	—
Earnings before income taxes	73.1	163.7	95.8	(192.3)	140.3
Income tax (benefit) provision	(10.8)	50.5	16.7	—	56.4
Net earnings	$83.9	$113.2	$79.1	$(192.3)	$83.9

Statement of Comprehensive Income:
Net earnings	$83.9	$113.2	$79.1	$(192.3)	$83.9
Other comprehensive loss, net of tax	(4.9)	(4.9)	(6.5)	11.4	(4.9)
Total comprehensive income	$79.0	$108.3	$72.6	$(180.9)	$79.0

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$447.8	$291.4	$(101.7)	$637.5
Cost of products sold	—	247.6	169.5	(101.7)	315.4
Gross profit	—	200.2	121.9	—	322.1

Selling, general and administrative expense	—	63.6	33.9	—	97.5
Advertising and sales promotion expense	—	76.9	37.3	—	114.2
Research and development expense	—	16.3	0.1	—	16.4
Restructuring charges	—	2.5	10.0	—	12.5
Interest expense associated with debt	13.4	4.0	0.2	—	17.6
Other income, net	—	—	(1.6)	—	(1.6)
Intercompany service fees	—	(4.7)	4.7	—	—
Equity in earnings of subsidiaries	(64.1)	(31.5)	—	95.6	—
Earnings before income taxes	50.7	73.1	37.3	(95.6)	65.5
Income tax (benefit) provision	(4.2)	9.0	5.8	—	10.6
Net earnings	$54.9	$64.1	$31.5	$(95.6)	$54.9

Statement of Comprehensive Income:
Net earnings	54.9	64.1	31.5	(95.6)	54.9
Other comprehensive income, net of tax	40.6	40.6	40.2	(80.8)	40.6
Total comprehensive income	$95.5	$104.7	$71.7	$(176.4)	$95.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,224.1	$799.3	$(289.9)	$1,733.5
Cost of products sold	—	689.1	474.6	(289.9)	873.8
Gross profit	—	535.0	324.7	—	859.7

Selling, general and administrative expense	—	192.2	103.0	—	295.2
Advertising and sales promotion expense	—	159.8	87.5	—	247.3
Research and development expense	—	49.6	0.6	—	50.2
Restructuring charges	—	7.4	17.5	—	24.9
Interest expense associated with debt	40.1	11.1	1.1	—	52.3
Other income, net	—	—	(10.1)	—	(10.1)
Intercompany service fees	—	(17.2)	17.2	—	—
Equity in earnings of subsidiaries	(180.1)	(88.9)	—	269.0	—
Earnings before income taxes	140.0	221.0	107.9	(269.0)	199.9
Income tax (benefit) provision	(14.1)	40.9	19.0	—	45.8
Net earnings	$154.1	$180.1	$88.9	$(269.0)	$154.1

Statement of Comprehensive Income:
Net earnings	154.1	180.1	88.9	(269.0)	154.1
Other comprehensive income, net of tax	20.9	20.9	19.1	(40.0)	20.9
Total comprehensive income	$175.0	$201.0	$108.0	$(309.0)	$175.0

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5.6	$212.9	$—	$218.5
Trade receivables, net	—	46.5	179.1	—	225.6
Inventories	—	191.3	150.1	—	341.4
Other current assets	—	49.6	85.7	—	135.3
Total current assets	—	293.0	627.8	—	920.8
Investment in subsidiaries	3,725.5	1,179.5	—	(4,905.0)	—
Intercompany receivables, net (1)	—	849.0	56.8	(905.8)	—
Property, plant and equipment, net	—	319.2	108.3	—	427.5
Goodwill	—	1,037.5	413.2	—	1,450.7
Other intangible assets, net	—	889.8	214.4	—	1,104.2
Other assets	1.1	0.1	32.2	—	33.4
Total assets	$3,726.6	$4,568.1	$1,452.7	$(5,810.8)	$3,936.6

Liabilities and Shareholders' Equity
Current liabilities	$6.4	$506.3	$224.0	$—	$736.7
Intercompany payables, net (1)	905.8	—	—	(905.8)	—
Long-term debt	1,096.5	—	—	—	1,096.5
Deferred income tax liabilities	—	115.9	35.1	—	151.0
Other liabilities	—	220.4	14.1	—	234.5
Total liabilities	2,008.7	842.6	273.2	(905.8)	2,218.7
Total shareholders' equity	1,717.9	3,725.5	1,179.5	(4,905.0)	1,717.9
Total liabilities and shareholders' equity	$3,726.6	$4,568.1	$1,452.7	$(5,810.8)	$3,936.6

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from operations	$126.6	$343.2	$73.7	$(350.2)	$193.3

Cash Flow from Investing Activities
Capital expenditures	—	(31.3)	(10.5)	—	(41.8)
Acquisitions, net of cash acquired	—	(90.2)	—	—	(90.2)
Playtex glove sale	—	19.0	—	—	19.0
Proceeds from sale of assets	—	4.7	—	—	4.7
Net cash used by investing activities	—	(97.8)	(10.5)	—	(108.3)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	477.0	—	—	477.0
Cash payments on debt with original maturities greater than 90 days	—	(722.0)	—	—	(722.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(1.2)	1.4	—	0.2
Common shares purchased	(124.4)	—	—	—	(124.4)
Intercompany dividend	—	—	(350.2)	350.2	—
Employee shares withheld for taxes	(2.2)	—	—	—	(2.2)
Net cash used by financing activities	(126.6)	(246.2)	(348.8)	350.2	(371.4)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Net decrease in cash and cash equivalents	—	(0.8)	(283.6)	—	(284.4)
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$5.6	$212.9	$—	$218.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from operations	$108.3	$8.3	$88.4	$(70.0)	$135.0

Cash Flow from Investing Activities
Capital expenditures	—	(36.0)	(9.4)	—	(45.4)
Acquisitions, net of cash acquired	—	—	(34.0)	—	(34.0)
Proceeds from sale of assets	—	5.9	—	—	5.9
Net cash used by investing activities	—	(30.1)	(43.4)	—	(73.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	181.0	—	—	181.0
Cash payments on debt with original maturities greater than 90 days	—	(146.0)	(277.0)	—	(423.0)
Net increase (decrease) in debt with original maturities of 90 days or less	—	0.7	(0.6)	—	0.1
Common shares purchased	(94.6)	—	—	—	(94.6)
Intercompany dividends	—	—	(70.0)	70.0	—
Employee shares withheld for taxes	(15.6)	—	—	—	(15.6)
Excess tax benefits from share-based payments	1.9	—	—	—	1.9
Net cash (used by) from financing activities	(108.3)	35.7	(347.6)	70.0	(350.2)

Effect of exchange rate changes on cash	—	—	4.7	—	4.7

Net increase (decrease) in cash and cash equivalents	—	13.9	(297.9)	—	(284.0)
Cash and cash equivalents, beginning of period	—	5.8	733.1	—	738.9
Cash and cash equivalents, end of period	$—	$19.7	$435.2	$—	$454.9

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
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" or "organic" and exclude items such as impairment charges, the disposition of the Playtex gloves business, the impact of the Tax Cuts and Jobs Act (the "Tax Act"), costs associated with the acquisition and integration of Jack Black, L.L.C. ("Jack Black"), restructuring charges and amortization of intangibles. Reconciliations of Non-GAAP measures are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and segment profit exclude the impact of changes in foreign currency, acquisitions and dispositions. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively. For the three and nine months ended June 30, 2018, the impact of acquisitions includes net sales and segment profit activity for Jack Black, which was acquired in March 2018. For the nine months ended June 30, 2018, the impact of acquisitions also includes October 2017 net sales and segment profit for Bulldog Skincare Holdings Limited (“Bulldog”), which was acquired in October 2016.

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as impairment charges, Jack Black integration costs, restructuring charges, the disposition of the Playtex gloves business, the related tax effects of these items and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as impairment charges, Jack Black integration costs, restructuring charges, the disposition of the Playtex gloves business, the related tax effects of these items and the impact of the Tax Act from the income tax provision and earnings before income taxes.

•	Free cash flow is defined as operating cash flows less any capital expenditures in current year.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data. Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size are based on our estimates using internal data and data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the "Risk Factors" section of our Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
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

Overview
Edgewell Personal Care Company and its subsidiaries (collectively, "Edgewell"), is one of the world's largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. We have a portfolio of over 25 brands and a broad global footprint that operates in more than 50 countries.
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

•
All Other includes infant care products, such as bottles, cups and pacifiers, sold under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

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

Significant Events
Impairment
During the third quarter of fiscal 2018, we determined a triggering event had occurred as a result of a sustained decline in our market capitalization. We performed an interim impairment analysis using financial information through June 30, 2018 and forecasts for cash flows developed using our three year strategic plan. The interim impairment review was performed across all reporting units and indefinite lived intangible assets and we found the carrying value of the goodwill of our Infant Care reporting unit to be above its fair value, resulting in a non-cash goodwill impairment charge of $24.4. The impairment of the Infant Care reporting unit was caused by declining revenue and earnings forecasts and higher discount rates. Higher discount rates were the result of certain market-based assumptions and company specific risks. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for further discussion on the interim impairment test. We will continue to evaluate the fair value of our reporting units and indefinite lived intangible assets in the fourth quarter of fiscal 2018 as a part of our annual impairment review.

Acquisitions
On March 1, 2018, we completed the acquisition of Jack Black, a leading U.S. based luxury men's skincare products company based in the United States, for approximately $90.2, net of cash acquired. The acquisition will create opportunities to expand our personal care portfolio in growing categories in the U.S. and globally, while nurturing the brand equity of Jack Black. The results of Jack Black for the post-acquisition period are included within our results since the acquisition date. Refer to Note 2 of our Notes to Condensed Consolidated Financial Statements for further discussion related to the acquisition of Jack Black.
On October 31, 2016, we completed the acquisition of Bulldog, a men's grooming and skincare products company based in the United Kingdom for $34.0, net of cash acquired. The acquisition created opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash. The results of Bulldog for the post-acquisition period are included within our results for the third quarter and first nine months of fiscal 2018 and 2017.

Project Fuel
In February 2018, we launched Project Fuel, an enterprise-wide transformational initiative designed to address all aspects of our business and cost structure. The project will incorporate our existing Zero Based Spending ("ZBS") and global productivity initiatives and will include a new global restructuring initiative. While we are incurring costs for Project Fuel beginning in fiscal 2018, the majority of costs and savings under Project Fuel are expected to take place during fiscal 2019 through fiscal 2021.
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

Sale of Playtex Gloves Business
We completed the sale of the Playtex gloves business to a household products company for $19.0 on October 26, 2017. The sale allows us to better focus and utilize resources on other product lines. Total assets sold were approximately $3.7 resulting in a pre-tax gain on sale of $15.3.

Executive Summary
Following is a summary of key results for the third quarter and first nine months of fiscal 2018. Net earnings and earnings per share ("EPS") for the time periods presented were impacted by the impairment charge, the acquisition of Jack Black, the gain on the sale of the Playtex gloves business, restructuring activities, the related tax impact from these charges and the impact of the Tax Act as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

Third Quarter of Fiscal 2018

•
Net sales in the third quarter of fiscal 2018 were $620.6, down 2.7% compared to the prior year quarter, inclusive of a 1.2% increase as a result of the Jack Black acquisition, a 0.5% decline from the Playtex gloves divestiture and a 1.6% increase due to currency movements. Excluding the impact of the Jack Black acquisition and currency movements, organic net sales decreased 4.9% in the third quarter as compared to the prior year period, related to declines in Wet Shave, Sun & Skin Care and Feminine Care.

•
Net earnings in the third quarter of fiscal 2018 were $12.1 as compared to $54.9 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the third quarter of fiscal 2018 decreased 22.8% to $49.2. The decline was primarily driven by a lower Gross margin percentage, partially offset by lower Advertising and sales promotion expense ("A&P") compared to the prior year quarter.

•
Net earnings per diluted share during the third quarter of fiscal 2018 were $0.22 compared to $0.95 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the third quarter of fiscal 2018 were $0.91 compared to $1.11 in the prior year.

	Quarter Ended June 30,
	Net Earnings		Diluted EPS
	2018	2017	2018	2017
Net Earnings and Diluted EPS - GAAP	$12.1	$54.9	$0.22	$0.95
Impairment charge	24.4	—	0.45	—
Restructuring and related costs, net (1)	15.9	12.8	0.29	0.23
Jack Black acquisition and integration costs	2.3	—	0.05	—
Sale of Playtex gloves	0.6	—	0.01	—
Income taxes	(6.1)	(4.0)	(0.11)	(0.07)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$49.2	$63.7	$0.91	$1.11

Weighted-average shares outstanding - Diluted			54.1	57.5

(1)
Includes pre-tax Selling, general and administrative expense of $0.5 for the third quarter of fiscal 2018 with certain information technology enablement expenses for Project Fuel. Includes pre-tax Cost of products sold of $0.3 for the third quarter of fiscal 2017 associated with obsolescence charges related to the exit of certain non-core product lines as part of the 2013 Restructuring.

First Nine Months of Fiscal 2018

•
Net sales for the first nine months of fiscal 2018 decreased 2.1% to $1,697.0, inclusive of a 0.7% increase as a result of the acquisitions of Jack Black and Bulldog, a 0.6% decline from the sale of the Playtex gloves business and a 2.2% increase due to currency movements. Excluding the impact of the acquisitions and currency movements, organic net sales decreased 4.4% in the first nine months of fiscal 2018 as compared to the prior year period, related to declines across Wet Shave, Feminine Care and Infant.

•
Net earnings for the first nine months of fiscal 2018 were $83.9 as compared to $154.1 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings for the first nine months of fiscal 2018 decreased 23.5% to $131.4. The change was primarily due to a decline in gross margin percentage and lower sales volumes compared to the prior year period partially offset by lower A&P spend.

•
Net earnings per diluted share during the first nine months of fiscal 2018 were $1.54 compared to $2.67 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first nine months of fiscal 2018 were $2.41 compared to $2.98 in the prior year period.

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2018	2017	2018	2017
Net Earnings and Diluted EPS - GAAP	$83.9	$154.1	$1.54	$2.67
Impairment charge	24.4	—	0.45	—
Restructuring and related costs, net (1)	19.6	25.6	0.36	0.45
Jack Black acquisition and integration costs	4.9	—	0.09	—
Sale of Playtex gloves	(15.3)	—	(0.28)	—
Income taxes (2)	13.9	(8.0)	0.25	(0.14)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$131.4	$171.7	$2.41	$2.98

Weighted-average shares outstanding - Diluted			54.6	57.7

(1)
Includes pre-tax Selling, general and administrative expense of $0.5 for the first nine months of fiscal 2018 with certain information technology enablement expenses for Project Fuel. Includes pre-tax Cost of products sold of $0.7 for the first nine months of fiscal 2017 associated with obsolescence charges related to the exit of certain non-core product lines as part of the 2013 Restructuring.

(2)
Includes the impact of the Tax Act totaling $17.4 in Income tax expense for the first nine months of fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2018, as compared to the corresponding periods in fiscal 2017, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$637.5		$1,733.5
Organic	(31.2)	(4.9)%	(77.0)	(4.4)%
Impact of Playtex gloves sale	(3.5)	(0.5)%	(10.5)	(0.6)%
Impact of acquisitions	7.8	1.2%	12.5	0.7%
Impact of currency	10.0	1.6%	38.5	2.2%
Net sales - current year	$620.6	(2.7)%	$1,697.0	(2.1)%

For the third quarter of fiscal 2018, net sales were $620.6, a 2.7% decrease when compared with the prior year period. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased 4.9% versus the prior year period. From a geographic perspective, organic net sales in North America declined 4%, while declining 7% Internationally primarily due to lower sales in Japan as a result of inventory reductions at wholesalers. Volumes were lower in North America Wet Shave, Sun & Skin Care and Feminine Care and International Wet Shave, offset in part by higher volumes in global Sun and Skin Care. Price mix was unfavorable in the quarter due to higher Sun Care returns offset by favorable price mix across the other segments in North America.
For the first nine months of fiscal 2018, net sales decreased 2.1%. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased 4.4% versus the prior year period. From a geographic perspective, organic net sales in North America declined 6%, while International markets experienced a 2% decline. The decline in organic net sales was primarily due to declines in Wet Shave, particularly in North America, driven by competitive pressure and category declines and Feminine Care volume declines, partially offset by growth in Skin Care due to Bulldog and Wet Ones.
For further discussion regarding net sales, including a summary of reported versus organic changes, see "Segment Results."

Gross Profit
Gross profit was $302.7 during the third quarter of fiscal 2018, as compared to $322.1 in the prior year period. Gross margin as a percent of net sales for the third quarter of fiscal 2018 was 48.8%, representing a 170 basis point decline over the prior year period gross margin of 50.5%, primarily driven by unfavorable volume mix within Wet Shave, unfavorable cost mix, primarily related to higher input costs, and negative price mix in the Sun Care business, due to increased promotional activity in support of new products and a higher level of product returns.
Gross profit was $805.1 during the first nine months of fiscal 2018, as compared to $859.7 in the prior year period. Gross margin as a percent of net sales for the first nine months of fiscal 2018 was 47.4%, down 220 basis points as compared to the prior year period. The decline was primarily driven by lower sales volumes in Wet Shave and Feminine Care, unfavorable cost mix from Wet Shave and Sun Care and unfavorable price mix from Wet Shave promotions and Sun Care returns, partially offset by favorable foreign currency impact.

Selling, General and Administrative Expense
Selling, General and administrative expense ("SG&A") was $100.7 in the third quarter of fiscal 2018, or 16.2% of net sales, as compared to $97.5 in the prior year period, or 15.3% of net sales. Excluding $2.7 of SG&A costs associated with the acquisition of Jack Black, $0.5 of information technology enablement charges for Project Fuel and $1.4 in unfavorable currency translation, SG&A as a percent of net sales improved 60 basis points over the prior year.

SG&A was $301.4 in the first nine months of fiscal 2018, or 17.8% of net sales, as compared to $295.2 in the prior year period, or 17.0% of net sales. Excluding $6.1 of SG&A costs associated with the acquisition of Jack Black, $0.5 of information technology enablement charges for Project Fuel and $5.5 in unfavorable currency translation, SG&A as a percent of net sales improved 40 basis points over the prior year.

Advertising and Sales Promotion Expense
For the third quarter of fiscal 2018, A&P was $105.3, down $8.9 as compared to the prior year period. A&P spending as a percent of net sales was 17.0%, as compared to 17.9% in the prior year period. The decrease in A&P spend was primarily driven by a timing shift in brand support of Men's Systems, planned lower support for Feminine Care, and a $4.7 reduction in non-working spend generated by the ZBS initiative.
For the first nine months of fiscal 2018, A&P was $229.9, down $17.4 as compared to the prior year period. A&P spending as a percent of net sales was 13.5%, as compared to 14.3% in the prior year period. The decrease was driven by higher prior year spend in Wet Shave in support of new product innovation in Men's Hydro in North America offset by increased spend in Women's System from the launch of Intuition f.a.b. and lower Feminine Care spend compared to the prior year period.

Research and Development Expense
Research and development expenses ("R&D") for the third quarter of fiscal 2018 was $14.9, compared to spending of $16.4 in the prior year period. As a percent of sales, R&D declined 20 basis points to 2.4% in the current quarter from 2.6% in the prior year period. R&D for the first nine months of fiscal 2018 was $46.5, compared to $50.2 in the prior year period. As a percent of sales, R&D declined 20 basis points to 2.7% in the first nine months of fiscal 2018 from 2.9% in the prior year. The reduction in R&D during the third quarter and the first nine months of fiscal 2018 is driven by lower discretionary spending and reduced Sun Care spend compared to prior year Sun Care innovation.

Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2018 was $16.5, a decline from the prior year period expense of $17.6. For the first nine months of fiscal 2018, interest expense was $52.5 compared to $52.3 in the prior year period. The decline in interest expense primarily relates to lower outstanding debt during the third quarter of fiscal 2018. Interest expense associated with debt remained flat for the nine months ending June 30, 2018 compared to the prior year period, as lower average debt was more than offset by interest rate increases on variable rate debt.

Other Expense (Income), Net
Other expense (income), net was expense of $3.5 during the third quarter of fiscal 2018, compared to income of $1.6 in the third quarter of fiscal 2017. Other expense (income), net was expense of $6.3 during the first nine months of fiscal 2018, compared to income of $10.1 during the first nine months of fiscal 2017. The current year periods reflect the negative impact of foreign currency exchange contract gains and losses and the revaluation of nonfunctional currency balance sheet exposures.

Income Tax Provision
The effective tax rate for the third quarter of fiscal 2018 and 2017 was 42.9% and 16.2%, respectively. The effective tax rate for the first nine months of 2018 and 2017 was 40.2% and 22.9%, respectively. The effective tax rate for the first nine months of fiscal 2018 includes a $17.4 increase in tax expense related to net charges from the Tax Act and the impact of the Infant Care goodwill impairment, which more than offset the lower U.S. Federal tax rate. Excluding the impairment charge, gain on the sale of the Playtex gloves business, net tax expense from the Tax Act, costs related to the acquisition and integration of Jack Black and restructuring charges, the adjusted effective tax rate was 24.4% and 23.9% for the first nine months of fiscal 2018 and 2017, respectively. Our adjusted effective tax rate for fiscal 2018 is expected to be in the range of 23% to 25%; however, the adjusted effective tax rate is dependent upon the mix of earnings in various tax jurisdictions.

The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$140.3	$33.6	$173.9	$199.9	$25.6	$225.5
Income tax provision	56.4	(13.9)	42.5	45.8	8.0	53.8
Net earnings	$83.9	$47.5	$131.4	$154.1	$17.6	$171.7

Effective tax rate	40.2%			22.9%
Adjusted effective tax rate			24.4%			23.9%

(1)
Includes adjustments for the impact of the Tax Act, impairment charges, the gain on sale of the Playtex gloves business, Jack Black acquisition and integration charges and restructuring charges. See reconciliation of net earnings to adjusted net earnings.

Savings Initiatives
Our ZBS initiative was established to capture savings and establish cost-conscious spending policies consistent with our strategic needs. Net cost savings from our ZBS initiative are anticipated to be between $25 to $30 in fiscal 2018, which will be reinvested into marketing spend and our strategic growth initiatives.
In February 2018, we launched Project Fuel, an enterprise-wide transformational initiative designed to address all aspects of our business and cost structure. The project incorporates our existing ZBS and global productivity initiatives and includes a new global restructuring initiative. While we are incurring costs for Project Fuel beginning in fiscal 2018, the majority of costs and savings under Project Fuel are expected to take place during fiscal 2019 through fiscal 2021.
Project Fuel is expected to achieve $225 in total annual gross savings by the end of the 2021 fiscal year. It is expected that the savings generated will be used to fuel investments in strategic growth initiatives and brand building, offset anticipated operational headwinds from inflation and other rising input costs, and improve our overall profitability and cash flow.
In the third quarter, Project Fuel costs totaled $15.9 related to severance and consulting charges and information technology enablement costs. For fiscal year 2018, Project Fuel related restructuring charges and capital expenditures are expected to be approximately $50 and $3, respectively. We estimate one-time pre-tax charges related to Project Fuel to be approximately $120 to $130, with an additional capital investment of $60 to $70 through the end of the 2021 fiscal year to implement the restructuring element of Project Fuel. We anticipate that the majority of the one-time charges associated with these initiatives will be incurred by the end of the 2019 fiscal year.

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
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2018, as compared to the corresponding periods in fiscal 2017, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, see Note 16 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$358.5		$1,007.3
Organic	(25.3)	(7.1)%	(58.6)	(5.8)%
Impact of currency	7.9	2.2%	31.7	3.1%
Net sales - current year	$341.1	(4.9)%	$980.4	(2.7)%

Wet Shave net sales for the third quarter of fiscal 2018 decreased 4.9%, inclusive of a 2.2% increase due to currency movements. Excluding the impact of currency movements, organic net sales decreased $25.3, or 7.1%. International markets declined $19 or 10% organically, largely driven by a $15 trade inventory reduction in Japan. North America net sales declined $6 or 3.6%, largely driven by the impact of lost promotional sales in unmeasured club customers compared to a year ago. Total Men's Systems organic net sales declined 19%, driven by declines in North America and Asia Pacific. Total Women's Systems organic net sales increased over 2%, with growth in North America and Latin America, driven by Intuition f.a.b., partly offset by declines in Asia Pacific, related to the inventory reduction in Japan. Disposables organic net sales were down 3% digits, largely driven by volume declines in North America.
Wet Shave net sales for the first nine months of fiscal 2018 decreased 2.7%, inclusive of a 3.1% increase due to currency movements. Excluding the impact of currency movements, organic net sales decreased $58.6, or 5.8%. Men's Systems declined 11% primarily due to North America distribution losses and inventory wholesaler reductions in Japan. North America Men's Systems experienced unfavorable price mix from higher trade spend and coupon expense. Women's Systems remained flat as growth related to the launch of Intuition f.a.b. was offset by declines Internationally. Disposable and Shave Prep volumes were down, primarily due to category declines in North America.

Segment Profit - Wet Shave
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$59.8		$205.0
Organic	(5.7)	(9.5)%	(32.6)	(15.9)%
Impact of currency	1.9	3.1%	8.1	3.9%
Segment profit - current year	$56.0	(6.4)%	$180.5	(12.0)%

Wet Shave segment profit for the third quarter of fiscal 2018 was $56.0, down $3.8 or 6.4%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $5.7, or 9.5%, primarily due to lower volumes in North America and Japan, and slightly higher cost of goods, partly offset by lower A&P spending in North America Men's Systems.
Wet Shave segment profit for the first nine months of fiscal 2018 was $180.5, down $24.5 or 12.0%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $32.6, or 15.9%, primarily due to lower sales volumes in Men's Systems, Disposables, and Shave Prep, resulting from competitive pressures in Men's Systems and category declines in Disposables and Shave Preps. The decline was affected by unfavorable price mix due to increased trade promotions and returns in North America and unfavorable International customer mix. Cost mix was negatively affected by higher warehouse and distribution costs. The negative impacts were partially offset by lower A&P spending, mainly for Hydro branded razors which offset growth in A&P spend related to the launch of Intuition f.a.b.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit tend to be higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$161.1		$369.3
Organic	(4.2)	(2.6)%	(2.2)	(0.6)%
Impact of Playtex gloves sale	(3.5)	(2.2)%	(10.5)	(2.8)%
Impact of acquisitions	7.8	4.8%	12.5	3.4%
Impact of currency	1.6	1.1%	5.1	1.3%
Net sales - current year	$162.8	1.1%	$374.2	1.3%

Sun and Skin Care net sales for the third quarter of fiscal 2018 increased 1.1%, inclusive of a 4.8% increase due to acquisitions, a 2.2% decline due to the Playtex gloves sale and a 1.1% increase due to currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased $4.2, or 2.6%, as growth in global Skin Care, Bulldog, and International Sun Care, was more than offset by sales declines in North America Sun Care. The declines in North America Sun Care were due to higher returns, slightly lower volumes, and the impact of the exit of the private label Sun Care business.
Sun and Skin Care net sales for the first nine months of fiscal 2018 increased 1.3%, inclusive of a 3.4% increase due to acquisitions, a 2.8% decline due to the Playtex gloves sale and a 1.3% increase due to currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased $2.2, or 0.6%, with strong performance in Skin Care as growth in Bulldog and Wet Ones during the first nine months were offset by declines in Hawaiian Tropic and the exit of the private label Sun Care business. Banana Boat experienced slight growth in sales through the first nine months of fiscal 2018.

Segment Profit - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$42.4		$94.1
Organic	(9.2)	(21.7)%	(15.9)	(16.9)%
Impact of Playtex gloves sale	(1.1)	(2.6)%	(3.4)	(3.6)%
Impact of acquisitions	1.9	4.5%	1.2	1.3%
Impact of currency	0.1	0.2%	0.9	0.9%
Segment profit - current year	$34.1	(19.6)%	$76.9	(18.3)%

Segment profit for the third quarter of fiscal 2018 was $34.1, a decrease of $8.3 or 19.6%, inclusive of the impact of acquisitions, the Playtex gloves sale and currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic segment profit decreased $9.2, or 21.7%, driven primarily by lower gross margin, due to the combined impact of higher returns and trade spend, and slightly higher input costs. A&P was higher in the quarter in support of new product launches.
Segment profit for the first nine months of fiscal 2018 was $76.9, a decrease of $17.2 or 18.3%, inclusive of the impact of acquisitions, the Playtex gloves sale and currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic segment profit decreased $15.9, or 16.9%, driven primarily by gross margin declines from unfavorable price mix due to higher returns and unfavorable cost mix, offset by increased volumes.

Feminine Care

Net Sales - Feminine Care
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$86.4		$258.7
Organic	(2.5)	(2.9)%	(12.5)	(4.8)%
Impact of currency	0.2	0.2%	0.8	0.3%
Net sales - current year	$84.1	(2.7)%	$247.0	(4.5)%

Feminine Care net sales for the third quarter of fiscal 2018 decreased $2.3, or 2.7%, inclusive of a 0.2% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 2.9% due to the decline in volumes for Tampons and Pads, while total Liners, led by Carefree, increased 5.2%.
Feminine Care net sales for the first nine months of fiscal 2018 decreased $11.7, or 4.5%, inclusive of a 0.3% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 4.8% driven by volume declines across Gentle Glide, o.b. and Sport branded tampons and Stayfree branded pads, partially offset by growth in Carefree branded liners.

Segment Profit - Feminine Care
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$7.6		$17.5
Organic	3.4	44.7%	8.2	46.9%
Impact of currency	0.1	1.4%	0.5	2.8%
Segment profit - current year	$11.1	46.1%	$26.2	49.7%

Feminine Care segment profit for the third quarter of fiscal 2018 was $11.1, an increase of $3.5, or 46.1%, inclusive of a 1.4% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $3.4, primarily due to overhead reduction initiatives and lower A&P and G&A spending.
Feminine Care segment profit for the first nine months of fiscal 2018 was $26.2, an increase of $8.7, or 49.7%, primarily due to lower A&P and overhead spend related to the shift of manufacturing from Montreal to Dover, Delaware in the prior year period, partially offset by declining volumes.
All Other

Net Sales - All Other
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$31.5		$98.2
Organic	0.8	2.5%	(3.7)	(3.8)%
Impact of currency	0.3	1.0%	0.9	0.9%
Net sales - current year	$32.6	3.5%	$95.4	(2.9)%

All Other net sales for the third quarter of fiscal 2018 increased 3.5%, inclusive of a 1.0% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales increased $0.8, or 2.5%, primarily due to growth in Pet Care and favorable price mix in Infant Care.
All Other net sales for the first nine months of fiscal 2018 decreased 2.9%, inclusive of a 0.9% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $3.7 or 3.8%, as declines in volumes of Diaper Genie and infant cups and bottles were partially offset by growth in pet care products.

Segment Profit - All Other
Quarter and Nine Months Ended June 30, 2018
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$6.7		$21.3
Organic	(1.4)	(20.9)%	(4.9)	(23.0)%
Impact of currency	0.2	3.0%	0.6	2.7%
Segment profit - current year	$5.5	(17.9)%	$17.0	(20.3)%

All Other segment profit for the third quarter of fiscal 2018 was $5.5, a decrease of $1.2, or 17.9%, inclusive of a 3.0% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased 20.9%, primarily due to unfavorable cost mix driven by higher materials and warehouse and distribution costs.
All Other segment profit for the first nine months of fiscal 2018 was $17.0, a decrease of $4.3 or 20.3% compared to the prior year period, inclusive of a 2.7% increase due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased 23.0%, primarily due to unfavorable cost mix from higher volume of Diaper Genie refills and lower volumes of Diaper Genie and infant cups and bottles.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Corporate expenses	$17.5	$18.2	$54.7	$58.1
Impairment charge	24.4	—	24.4	—
Restructuring and related costs (1)	15.9	12.8	19.6	25.6
Jack Black acquisition and integration costs	2.3	—	4.9	—
Gain on sale of Playtex gloves	0.6	—	(15.3)	—
General corporate and other expenses	$60.7	$31.0	$88.3	$83.7
% of net sales	9.8%	4.9%	5.2%	4.8%

(1)
Includes pre-tax Selling, general and administrative expense of $0.5 for the three and nine months ended June 30, 2018, associated with certain information technology enablement expenses for Project Fuel. Includes pre-tax Cost of products sold of $0.3 and $0.7 for the third quarter and first nine months of fiscal 2017, respectively, associated with obsolescence charges related to the exit of certain non-core product lines as a part of the 2013 Restructuring.

For the third quarter of fiscal 2018, general corporate expenses were $17.5, or 2.8% of net sales, as compared to $18.2, or 2.9% of net sales, in the prior year quarter. For the first nine months of fiscal 2018, general corporate expenses were $54.7, or 3.2% of net sales, compared to $58.1, or 3.4% of net sales, in the prior year period. For both the quarter and nine month period, the decreases in general corporate expenses over the prior year period were primarily related to lower share-based and deferred compensation expense, as well as savings related to our ZBS program.

Liquidity and Capital Resources
We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. As a result of the Tax Act signed on December 22, 2017, we repatriated approximately $300 of cash from certain foreign subsidiaries during the second quarter of fiscal 2018. We utilized repatriated cash to invest in Jack Black and to reduce borrowings under the U.S. revolving credit facility.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,305.9 at June 30, 2018, including $185.0 tied to variable interest rates. Our total borrowings at September 30, 2017 were $1,549.4.

As of June 30, 2018, we did not have any outstanding borrowings under our unsecured revolving credit facility in the U.S. (the "Revolving Facility"). Letters of credit outstanding totaled $8.0 as of June 30, 2018. Taking into account outstanding borrowings and outstanding letters of credit at June 30, 2018, $717.0 remains available under the Revolving Facility. At September 30, 2017, we had outstanding borrowings of $245.0 under the Revolving Facility. As of June 30, 2018 and September 30, 2017, we had approximately $185.0 outstanding under a term loan.
We had outstanding international borrowings, recorded in Notes payable, of $20.9 and $19.4 as of June 30, 2018 and September 30, 2017, respectively.
The minimum required contribution to our pension plans in fiscal 2018 is $9.6; however, discretionary contributions may also be made. During the first nine months of fiscal 2018, we contributed $5.7 to our pension plans.
As of June 30, 2018, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Nine Months Ended June 30,
	2018	2017
Net cash from (used by):
Operating activities	$193.3	$135.0
Investing activities	(108.3)	(73.5)
Financing activities	(371.4)	(350.2)
Effect of exchange rate changes on cash	2.0	4.7
Net decrease in cash and cash equivalents	$(284.4)	$(284.0)
Operating Activities
Cash flow from operating activities was $193.3 during the first nine months of fiscal 2018, as compared to $135.0 during the same period in the prior year. The improvement in operating cash flow was driven by changes in working capital, primarily in accounts receivable, inventory and other operating liabilities from Project Fuel. Changes in cash flows from Operating activities resulting from the Tax Act include a reduction in Net Earnings from the net transition charge of $17.4, a non-cash deferred tax adjustment and an offsetting change in operating assets and liabilities from the increase in current and long-term income taxes payable. We expect that fiscal 2018 free cash flow will be above 100% of GAAP net earnings.

Investing Activities
Cash flow used by investing activities was $108.3 during the first nine months of fiscal 2018 as compared to $73.5 during the same period in the prior year. The change was primarily due to the $90.2 acquisition of Jack Black in the second quarter of fiscal 2018, slightly offset by the $19.0 sale of the Playtex gloves business in the first quarter of fiscal 2018. In the prior year we purchased Bulldog for $34.0. Capital expenditures were $41.8 during the first nine months of fiscal 2018 and $45.4 during the same period in the prior year.

Financing Activities
Net cash used by financing activities was $371.4 during the first nine months of fiscal 2018 as compared to net cash used by financing activities of $350.2 during the same period in the prior year. The $21.2 increase in net cash used by financing activities was driven by $29.8 additional repurchases of common shares in the current year compared to the prior year partially offset by lower employee shares withheld for taxes in the current year.

Share Repurchases
During the first nine months of fiscal 2018, we repurchased 2.1 shares of our common stock for $124.4. In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of our common stock, replacing the previous stock repurchase authorization from May 2015. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Commitments and Contingencies
Contractual Obligations
During the first nine months of fiscal 2018, our net repayments on our revolving credit facilities were $245.0. As of June 30, 2018, future repayments of debt are as follows: $185.0 in fiscal 2019, $0.0 in fiscal 2020, $600.0 in fiscal 2021 and $500.0 in fiscal 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, see Note 14 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of June 30, 2018, our outstanding variable-rate debt included $185.0 on our term loan. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $1.9.
There have been no material changes in our assessment of market risk sensitivity since our presentation of "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K, as filed with the SEC on November 20, 2017.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
There have been no material changes to the disclosure regarding the legal proceedings set forth in Part I, Item 3 to our Annual Report on Form 10-K as filed with the SEC on November 20, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of the Company's securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to 30, 2018	728	$47.42	—	10,000,000
May 1 to 31, 2018	197	44.23	—	10,000,000
June 1 to 30, 2018	1,696	45.55	—	10,000,000

(1)
2,621 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In January 2018, the Company's Board of Directors approved an authorization to repurchase up to ten million shares of the Company's common stock. This authorization replaced a prior share repurchase authorization. During the third quarter of fiscal 2018, the Company did not repurchase any shares under this resolution.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets at June 30, 2018 and September 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017 and (iv) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Rod R. Little
Rod. R. Little
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

Date:	August 7, 2018