Form 10-K
period 2018-09-30
EDGEWELL PERSONAL CARE Co
filed 2018-11-19
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2018, the last day of the registrant's most recently completed second fiscal quarter, was $2,224,930,833.

The number of shares of the registrant's common stock outstanding as of October 31, 2018 was 54,040,609.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement for its 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2018, are incorporated by reference into Part III of this report.

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

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. Forward-looking statements generally can be identified by the use of words or phrases such as "believe," "expect," "expectation," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "target," "predict," "likely," "will," "should," "forecast," "outlook," or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:

•	our ability to compete in products and prices in an intensely competitive industry;

•	the loss of any of our principal customers;

•	our inability to execute a successful e-commerce strategy;

•	fluctuations in the price and supply of raw materials;

•	our failure to maintain our brands’ reputation;

•	our failure to achieve projected cost savings under our various initiatives, including Project Fuel;

•	legislative or regulatory changes impacting or limiting our business;

•	product quality and safety issues, including recalls and product liability; and

•	the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors.

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
In 2003, we completed the acquisition of the Schick-Wilkinson Sword business ("SWS") from Pfizer, Inc., which was the second largest manufacturer and marketer of men's and women's wet shave products in the world. Our portfolio of wet shave products includes: Hydro® and Quattro® men's shaving systems; Hydro Silk®, Quattro for Women®, Intuition® and Silk Effects® Plus women's shaving systems; and the Hydro, Quattro, Xtreme 3®, Slim Twin®, Slim Triple® and Extra3® disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.
In 2007, we acquired Playtex Products, Inc. ("Playtex"), expanding our branded consumer products portfolio. Playtex was a leading manufacturer and marketer of well-recognized brands such as Playtex® feminine care products, Playtex infant care products, Diaper Genie® diaper disposal systems, Wet Ones® pre-moistened wipes, and Banana Boat® and Hawaiian Tropic® sun care products.
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
Strengthening our company's feminine care product portfolio, in 2013 we acquired the Stayfree® pad, Carefree® liner and o.b.® tampon feminine hygiene brands in the U.S., Canada and the Caribbean from Johnson & Johnson.
In 2015, we completed the separation of our Household Products business, which manufactures and markets batteries and portable lighting, into a separate publicly-traded company (the "Spin" or the "Separation"). We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. ("New Energizer") and began trading under the symbol "ENR" on the New York Stock Exchange ("NYSE"). Edgewell retained the Personal Care business and trades on the NYSE under the symbol "EPC." Following the Separation, we do not beneficially own any shares of New Energizer. In connection with the Separation, we changed our name to Edgewell Personal Care Company on June 30, 2015.
On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited, a men's grooming and skincare products company based in the United Kingdom (the "U.K."). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C., a men's luxury skincare products company based in the U.S. These acquisitions created opportunities to expand our personal care portfolio into a growing global category and have allowed us to leverage our international geographic footprint.

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

Wet Shave
Wet shave products are sold under the Schick®, Wilkinson Sword®, Edge, Skintimate, Shave Guard® and Personna® brand names. We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. While we market our wet shave products throughout the world, our primary markets are the U.S., Canada, Japan, Germany, France and the U.K. We believe we hold the number two global market share position in wet shaving. The category is competitive with manufacturers vying for consumer loyalty and retail shelf space.
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
In 2018, we introduced Intuition f.a.b.™ for women which has five bi-directional blades that shave up and down. We intend to continue to develop and expand across our Wet Shave brands, including Hydro, Quattro, Intuition and Xtreme 3.
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
Our Wet Shave segment represented 60% of our net sales in each of fiscal 2018, 2017 and 2016. Our razors and blades represented 53% of our net sales in each of fiscal 2018, 2017 and 2016.

Sun and Skin Care
Sun and Skin Care products are sold under the Banana Boat, Hawaiian Tropic, Bulldog®, Jack Black® and Wet Ones brand names. We market sun care products under the Banana Boat and Hawaiian Tropic brands and believe these brands, on a combined basis, hold a leading market share position in the U.S. sun care category. We compete across the full spectrum of sun care categories: general protection, sport, kids, baby, tanning and after sun. Outside the U.S., we believe we are also the leading sun care manufacturer in Australia and Mexico. We expect to continue to drive our worldwide business through innovation, increased distribution and geographic expansion.
Our Bulldog skincare products are purpose built for men and were created to work simply and efficiently while dealing with issues specific to men's skin. Since acquiring the brand in October 2016, we have expanded sales geographically and are committed to further growth and distribution for the brand. We acquired the Jack Black brand in March 2018 to obtain a footprint in the luxury men's skincare market. We will use resources at our disposal to grow the Jack Black brand globally. We also offer Wet Ones, the leader in the U.S. portable hand wipes category, and offered Playtex household gloves until the sale of this business in October 2017.
Our Sun and Skin Care segment represented 20%, 19% and 18% of our net sales during fiscal 2018, 2017 and 2016, respectively. Our sun care products represented 15% of our net sales during fiscal 2018 and 2017 and 14% of our net sales during fiscal 2016.

Feminine Care
In Feminine Care, we market products under the Playtex, Stayfree, Carefree and o.b. brands. We offer tampons under the Playtex Gentle Glide® 360°™, Playtex Sport®, Playtex and o.b. brands, including the Playtex Sport compact tampon launched in 2017. We also market pads and liners under the Stayfree and Carefree brands. We believe we are one of the top three manufacturers of feminine care products in North America, with unique, competitive product technologies and well-known brands that address complementary consumer needs. We intend to continue to invest in innovation in our feminine care brands.
Our Feminine Care segment represented 15% of our net sales during fiscal 2018 and 2017 and 16% of our net sales during fiscal 2016.

All Other
Our All Other segment includes infant care, pet care and miscellaneous other products. In the infant care category, we believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. We market Litter Genie®, a waste disposal solution for cat owners originating from our Diaper Genie technology. We also market a broad range of products including bottles, cups and mealtime products under the Playtex brand name. We offer a line of pacifiers, including the OrthoPro® and Binky® pacifiers.
Our All Other segment represented 6% of our net sales during fiscal 2018, 2017 and 2016.

Competition
The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations and new entrants attempting to disrupt the market compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perception, product performance, customer service and price.
The global shaving products category is comprised of wet shave blades and razors, electric shavers and shaving gels and creams. The wet shave segment of that business is further segmented between razor systems and disposable products. This category is characterized by high margins and international growth opportunities. Geographically, North America, Western Europe, Australia and Japan represent relatively developed and stable markets. With our established product lines and global presence, we believe we compete effectively in this market. Our principal competitors in the global wet shave business are The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment, and Bic Group, which competes primarily in the disposable segment. We also compete with newer entrants to the Wet Shave market for both direct-to-consumer online and traditional retail shelf space including Dollar Shave Club, owned by Unilever, and Harry's.
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
The global men's skincare market is expected to continue to grow, with increased demand for men's personal care products. Our competitors in this market include large companies such as Johnson & Johnson, L'Oréal S.A., The Estee Lauder Companies, Inc. and Unilever, as well as smaller companies. We compete in the market in multiple price points by creating simple and effective skincare products with natural ingredients at an affordable price through our Bulldog products and the luxury men's skincare market with Jack Black.
With our fiscal 2014 acquisition of the Stayfree, Carefree and o.b. brands, we have expanded our presence within the feminine care product category and have become one of the top three manufacturers in North America. We compete by having a portfolio of well-known brands that address complementary consumer needs.

Sales and Distribution
Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and the larger countries of Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses. During fiscal 2015, in order to compete more effectively in smaller markets after the Separation, we increased our use of third-party distributors and wholesalers and either decreased or eliminated our business operations in certain countries. As a result of increased competition through the expansion of online markets, we have established e-commerce operations across several lines of business including the Schick.com website in the U.S. providing men’s and women’s shaving products, a Bulldog direct to consumer site in the U.K. and plans to expand to the U.S., and acceleration of e-commerce sales in China through our partnership with T-Mall. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, and military stores.
Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries ("Wal-Mart"), as a group, account for more than 10% of our consolidated annual net sales. Wal-Mart accounted for approximately 23% of our net sales from continuing operations in fiscal 2018. Purchases by Wal-Mart included products from all of our segments. Target Corporation represented approximately 11%, 10% and 15% of net sales for our Sun and Skin Care, Feminine Care and All Other segments, respectively. Sales to Amazon in fiscal 2018 represented approximately 15% of net sales for our All Other segments.
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

Patents, Technology and Trademarks
We own a number of U.S., Canadian and foreign trademarks, which we consider of substantial importance and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Edgewell, Schick, Schick Hydro, Schick Hydro Silk, Hydro Connect, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Protector, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Binky, Diaper Genie, Litter Genie, Drop-Ins®, Gentle Glide, 360°, Play On®, Twist 'N Click®, Sport, Sport Level Protection®, VentAire®, Wet Ones, Stayfree, Carefree and o.b. As a result of the Playtex acquisition, we also own royalty-free licenses in perpetuity to the Playtex trademark in the U.S., Canada and many foreign jurisdictions related to certain feminine hygiene, baby care and other products, but excluding certain apparel-related products.

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
As of September 30, 2018, we owned, either directly or beneficially, approximately 832 unexpired U.S. patents, which have a range of expiration dates from October 2018 to June 2036, and we had approximately 134 U.S. patent applications pending. We routinely prepare additional patent applications for filing in the U.S., and actively pursue foreign patent protection in various foreign countries. As of September 30, 2018, we owned, either directly or beneficially, approximately 2,075 foreign patents having a range of expiration dates from October 2018 to December 2042, and we had approximately 320 patent applications pending in foreign countries.
We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights from others.

Governmental Regulation and Environmental Matters
We are subject to various federal, state, foreign and local laws and regulations by governmental agencies intended to protect the public health and environment, including those governing the manufacture, use, discharge and disposal of hazardous materials, labeling and notice requirements related to consumer exposure to certain chemicals, and requirements for the recycling of our products and their packaging. These agencies include, but are not limited to (i) the U.S. Food and Drug Administration and equivalent international agencies that regulate ingredients in consumer products, (ii) the U.S. Environmental Protection Agency (“EPA”) and equivalent international agencies that regulate our manufacturing facilities, and (iii) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries, such as Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulations in the European Union (the “E.U.”).
Contamination has been identified at certain of our current and former facilities, as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the EPA, state agencies and private parties seeking contribution, that we have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act and, as a result, we may be required to share in the cost of cleanup with respect to a number of federal "Superfund" sites. We may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations, as well as any of our own properties.
The amount of our ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material adverse effect on our total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
Many European countries, as well as the E.U, have been very active in adopting and enforcing environmental regulations. As such, it is possible that new regulations may increase the risk and expense of doing business in such countries.

The US Toxic Substances Control Act (“TSCA”) and similar laws in other jurisdictions, are intended to ensure that chemicals do not pose unreasonable risks to human health or the environment. TSCA requires the EPA to maintain the TSCA registry listing chemicals manufactured or processed in the United States. Chemicals not listed on the TSCA registry cannot be imported into or sold in the U.S. until registered with the EPA. TSCA also sets forth specific reporting, recordkeeping and testing rules for chemicals, including requirements for the import and export of certain chemicals, as well as other restrictions relevant to our business. Pursuant to these laws, the EPA from time to time issues Significant New Use Rules, or SNURs, when it identifies new uses of chemicals that could pose risks to human health or the environment and also requires pre-manufacture notification of new chemical substances that do not appear on the TSCA registry. When we import chemicals into the U.S., we must ensure that chemicals appear on the TSCA registry prior to import, participate in the SNUR process when a chemical we import requires testing data and report to the EPA information relating to quantities, identities and uses of imported chemicals.
In the E.U., our business is affected by legislation dealing with REACH which requires manufacturers and importers of chemical substances to register such substances with the European Chemicals Agency, or the ECHA, and enables European and national authorities to track such substances. Depending on the amount of chemical substances to be manufactured or imported, and the specific risks of each substance, REACH requires different sets of data to be included in the registration submitted to the ECHA. Registration of substances with the ECHA imposes significant recordkeeping requirements that can result in significant financial obligations for companies such as us to import products into Europe. REACH is accompanied by legislation regulating the classification, labeling and packaging of chemical substances and mixtures.
We believe that our facilities and products are in substantial compliance with current laws and regulations.

Employees
As of September 30, 2018, we employed approximately 5,900 employees, with approximately 2,200 based in the U.S. Certain of these employees are represented by unions or work councils. We believe that we generally have a good relationship with our employees, and with the unions and work councils that represent certain employees.

Executive Officers
Set forth below are the names, ages as of September 30, 2018, and current positions of our executive officers.

Name	Age	Title
David P. Hatfield	58	Chief Executive Officer, President and Chairman of the Board
Rod R. Little	49	Chief Financial Officer
Colin A. Hutchison	60	Chief Operating Officer
John N. Hill	55	Chief Human Resources Officer
Marisa Iasenza	49	Chief Legal Officer

Set forth below is a brief description of the position and business experience of each of our executive officers.
David P. Hatfield has served as the Chairman of our Board since July 6, 2016. Mr. Hatfield has been our Chief Executive Officer and President since July 1, 2015. From October 2007 to July 1, 2015, he served as President and Chief Executive Officer of the Energizer Personal Care division commencing upon the acquisition of Playtex in October 2007. In 2007, Mr. Hatfield was named President and Chief Executive Officer of Schick-Wilkinson Sword. From 2004 to 2007, he served as the Executive Vice President and Chief Marketing Officer of Schick-Wilkinson Sword. Prior to 2004, he held various other positions within our Company since joining Ralston Purina Company in 1986.
Rod R. Little has served as Chief Financial Officer since March 5, 2018. Mr. Little previously served as Chief Financial Officer of HSNi from January 2017 to December 2017 and Executive Vice President and Chief Financial Officer of Elizabeth Arden, Inc. from April 2014 to November 2016. Prior to joining Elizabeth Arden, Mr. Little spent 17 years with Procter & Gamble where he held numerous positions of increasing responsibility in Procter & Gamble’s divisional and corporate finance organization, ultimately serving as the chief finance officer of their global salon professional division from 2009 until 2014. Mr. Little also served for five years in the United States Air Force prior to joining Procter & Gamble in 1997.

Colin A. Hutchison has served as Chief Operating Officer since April 4, 2017. Mr. Hutchison had previously served as Vice President Commercial, International since July 1, 2015. From January 2011 to July 1, 2015, Mr. Hutchison served as Vice President and General Manager of our Private Brands Group, and prior to that as Vice President for Schick-Wilkinson Sword and Personal Care in Europe since joining our company in 2004. Prior to joining our company, Mr. Hutchison held various positions at consumer goods businesses based in Europe including United Biscuits and the Campbell's Soup Company.
John N. Hill has served as Chief Human Resources Officer since April 4, 2017. Mr. Hill had previously led the North America commercial organization as our company's Vice President, North America since July 1, 2015, and as the VP, North America Commercial of Energizer's Personal Care division from 2007 to 2015. Mr. Hill joined our company in 2003 as General Manager Schick Canada following the acquisition of Schick-Wilkinson Sword from Pfizer, Inc. Prior to joining Edgewell, Mr. Hill held various positions at other international consumer product companies, including Warner-Lambert Company, Kraft and General Foods.
Marisa Iasenza has served as Chief Legal Officer since June 4, 2018. From 2008 to 2018, Ms. Iasenza served in roles of increasing responsibility at Harman International Industries, Incorporated, most recently as Senior Vice President, General Counsel & Secretary. From 2007 to 2008, she served as Assistant General Counsel at United Agri Products.

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
The categories in which we operate are mature and highly competitive, both in the U.S. and globally, as a limited number of large manufacturers compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate as well as increasing retailer concentration, our retailer customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

•
several of our competitors, including The Procter & Gamble Company, Unilever, Johnson & Johnson and others, may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

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
Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 23% of our net sales in fiscal 2018. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.

Our inability to execute a successful e-commerce strategy could have a significant negative impact on our business.
Sales of consumer products via e-commerce has gained increasing importance among market participants as more end user customers purchase consumer goods through e-commerce. We are engaged in e-commerce sales channels with respect to many of our products; however, if e-commerce and other sales channels were to take significant market share away from traditional retailers, and if we are not successful in achieving sales growth in these sales channels, our business, financial condition and results of operations may be negatively impacted. While we are establishing an e-commerce footprint, there can be no assurances that these initiatives will be successful.

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

In fiscal 2018, we launched Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure. The project will incorporate our Zero Based Spending and global productivity initiatives, and will include a new global restructuring initiative. The achievement of our savings targets depends on our ability to successfully identify and realize savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our company not realizing the anticipated benefits, or not realizing such anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings our results of operations, cash flows and financial condition may be adversely affected.

Changes in production costs, including raw material prices and tariffs, could erode our profit margins and negatively impact operating results.
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
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Diaper Genie, Wet Ones, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve, or have a negative impact on our brands' image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage our brand, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands' reputation and, consequently, our products' sales.

Our business is subject to increasing global regulation, including product related regulations and environmental regulations, that may expose us to significant liabilities.
The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation. For example, our products are regulated by health authorities both in the U.S. and in the E.U. (such as the U.S. Food and Drug Administration) and consumer protection organizations (such as the U.S. Consumer Product Safety Commission). These regulatory frameworks focus on our ingredients as well as the safety and efficacy of our products. Similarly, the advertising and marketing of our products is regulated by agencies such as the U.S. Federal Trade Commission. All of these regulatory frameworks exist at the federal, state and local level in the U.S. as well as in foreign countries where we sell our products. New or more restrictive regulations or more restrictive interpretations of existing regulations are likely and could lead to additional compliance cost and have an adverse impact on our business. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
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
Unfavorable global economic conditions, unemployment levels and uncertainty about future economic prospects could reduce consumer demand for our products as a result of a reduction in discretionary spending. A shift of purchasing patterns to lower-cost options such as private label brands sold by retail chains, could drive the market towards lower margin products and force us to reduce prices in order to compete. Similarly, our retailer customers could reduce their inventories, shift to different products or require us to lower our prices to retain the shelf placement of our products. Declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all. Worsening economic conditions could harm our sales and profitability.

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
In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. If a proxy contest or an unsolicited takeover proposal was made with respect to us, we could incur significant costs in defending our Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of our Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
Our businesses are conducted on a worldwide basis, with nearly 44% of our sales in fiscal 2018 arising outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the ability to repatriate foreign-based cash effectively, which constitutes substantially all of our overall cash, for strategic needs in the U.S., as well as the heightened counterparty, internal control and country-specific risks associated with holding cash overseas;

•	the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations;

•	restrictions on and taxation of international imports and exports;

•	legal and regulatory constraints, including tariffs and other trade barriers;

•	currency fluctuations, including the impact of hyper-inflationary conditions, particularly where exchange controls limit or eliminate our ability to convert from local currency;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest, including political or economic instability; and

•	difficulty in enforcing contractual and intellectual property rights;
One or more of these factors could harm our international operations or investments and our operating results.

If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.
The industries in which we compete have been known for the pace of innovations in product life, product design and applied technology, and our success depends on our future innovations. The successful development and introduction of new products requires retail and consumer acceptance and overcoming the reaction from competitors. New product introductions in categories where we have existing products will likely also reduce sales of our existing products. Our investments in research and development may not result in successful products or innovation that will recover the costs of such investments. Our customers or end consumers may not purchase our new products once introduced. Additionally, new products could require regulatory approval which may not be available or may require modification to the product which could impact product success. Our competitors may introduce new or enhanced products that significantly outperform ours, or develop manufacturing technology that permits them to manufacture at a lower cost relative to ours and sell at a lower price. If we fail to develop and launch successful new products, or fail to reduce our cost structure to a competitive level, we may be unable to grow our business and compete successfully.

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
We have completed a number of acquisitions and we expect to continue making acquisitions if appropriate opportunities arise. Acquisitions could be a key use of our cash and a potential driver of future growth. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Our reduced size relative to other companies in our industry may make completing desirable acquisitions more challenging.
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

Further, our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of advanced cyber-attacks or information security breaches which will pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of data of our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, our Company is continually increasing our attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our suppliers' and customers' systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties.
Periodically, we also need to upgrade our information technology systems or adopt new technologies. If such a new system or technology does not function properly or otherwise exposes us to increased cybersecurity breaches and failures, it could affect our ability to order materials, make and ship orders, and process payments in addition to other operational and information integrity and loss issues. Further, if the information technology systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results.

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
During the third quarter of fiscal 2018, we completed an interim impairment assessment on indefinite-lived intangible assets and goodwill. We determined that the carrying values of the Infant Care reporting unit was greater than the fair value and recorded a goodwill impairment charge of $24.4 million. The fair values of our intangible assets and goodwill are sensitive to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.

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
As of September 30, 2018, our debt level was approximately $1.3 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.
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

There can be no guarantee that we will repurchase stock.
Although our Board has authorized a share repurchase program, and we repurchased approximately 2.1 million of our shares in fiscal 2018 for $124.4 million, any determination to repurchase or to continue to repurchase our common shares will be based primarily upon our financial condition, results of operations, available U.S. cash, business requirements and our Board's continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program.

We do not expect to pay dividends for the foreseeable future.
Following the completion of the Separation, our Board eliminated the quarterly cash dividend payable on our common shares, which had been in effect prior to that time, and we do not currently expect to declare or pay dividends on our common shares for the foreseeable future. Instead, we intend to retain earnings to finance the growth and development of our business, for our share repurchase program and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. As a result, our shareholders may not receive any return on an investment in our capital stock in the form of dividends.

Our financial results could be adversely impacted by the U.K.'s departure from the E.U.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as "Brexit," and on March 29, 2017, the U.K. began the process to withdraw from the E.U. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us and our operations are unclear. Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the U.K. and the E.U. or other countries, as well as create legal and global economic uncertainty. For fiscal 2018, net sales of our U.K. operations were 4% of our consolidated net sales. In addition, we completed the acquisition of Bulldog Skincare Holdings Limited on October 31, 2016, which is based in the U.K. These and other potential implications of Brexit could adversely affect our business and financial results.

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

Certain provisions in our articles of incorporation and bylaws, and of Missouri law, could deter or delay a third-party's efforts to acquire us, especially if our Board determines it is not in the best interest of our shareholders.
Our articles of incorporation and bylaws contain, and the General and Business Corporation Law of Missouri contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover by making the replacement of incumbent directors more time-consuming and difficult. These provisions include, among others:

•	restrictions on various types of business combinations with, or the voting of certain holders of shares of our voting stock by, significant shareholders;

•	the inability of our shareholders to call a special meeting or, unless unanimous, to act by written consent;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board to issue preferred stock without shareholder approval;

•
a provision that our shareholders may only remove directors "for cause" and with the approval of the holders of two-thirds of our outstanding voting stock at a special meeting of shareholders called expressly for that purpose;

•	the ability of our directors, and not shareholders, to fix the size of our Board or to fill vacancies on our Board;

•	a prohibition of amendment of our bylaws by shareholders without first amending the articles of incorporation; and

•
the requirement that any amendment or repeal of specified provisions of our articles of incorporation (including provisions relating to certain business combinations, directors, and amendment of our bylaws) must be approved by the holders of at least two-thirds of the outstanding shares of our common stock and any other voting shares that may be outstanding, voting together as a single class.

We believe that these provisions will help to protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could deter or delay an acquisition that our Board determines is not in our best interests or the best interests of our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

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
In connection with the Separation we received an opinion of counsel regarding the qualification of the Separation, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the "Code"). The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings made by us and New Energizer, including those relating to our and New Energizer's past and future conduct. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if either we or New Energizer breaches any of the covenants in the Separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2018, we owned or leased 59 properties, 26 in the U.S. and 33 in other countries. Eleven of these properties are used as production plants consisting of 1.8 million square feet that is owned and 0.9 million square feet that is leased. Five of these plants are located in the U.S. and six are in other countries. Six of these plants are used exclusively by our Wet Shave segment, one by our Feminine Care segment, two are shared by our Sun and Skin Care and All Other segments, one is shared by our Wet Shave and All Other segments and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 12 warehouses totaling 0.6 million square feet, of which 0.6 million is leased. We operate from 36 different offices throughout the world totaling 0.4 million square feet, all of which is leased, and includes our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.

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

	Market Price Per Share
	FY2018		FY2017
	High	Low	High	Low
First Quarter	$73.00	$55.94	$84.45	$72.79
Second Quarter	$62.67	$46.04	$82.06	$72.75
Third Quarter	$50.99	$39.50	$78.04	$69.63
Fourth Quarter	$59.16	$46.05	$76.76	$69.72

There were approximately 7,753 shareholders of record of our common shares as of October 31, 2018.

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

Issuer Purchases of Equity Securities
In January 2018, our Board of Directors approved an authorization to repurchase up to ten million shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. We did not repurchase any shares of our common stock under this resolution in the fourth quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	16,812	$51.19	—	10,000,000
August 1, 2018 to August 31, 2018	—	$—	—	10,000,000
September 1, 2018 to September 30, 2018	—	$—	—	10,000,000

(1)
16,812 shares purchased during the quarter relate to the surrender of shares of common stock to our company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.

(2)	Includes $0.02 per share of brokerage fee commissions.

During fiscal 2018, we repurchased 2,086,401 shares under the share repurchase authorization from May 2015. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors. See "There can be no guarantee that we will repurchase stock" under Item 1A. Risk Factors.
During fiscal 2018, we repurchased 53,423 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Performance Graph
The following graph compares the cumulative 5-year total return provided to shareholders of Edgewell Personal Care Company's common shares relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions, including the New Energizer shares distributed on July 1, 2015) is assumed to have been made in our common shares and in each of the indexes on September 30, 2013 and its relative performance is tracked through September 30, 2018. These indices are included only for comparative purposes as required by Securities and Exchange Commission rules and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of our common shares. They are not intended to forecast possible future performance of our common shares, nor is our historical common share price performance necessarily indicative of our future common share price performance.
* $100 invested on 9/30/13 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	9/13	9/14	9/15	9/16	9/17	9/18
Edgewell Personal Care Company	$100.00	$137.69	$183.36	$178.69	$163.52	$103.88
S&P Midcap 400	$100.00	$111.82	$113.38	$130.76	$153.66	$175.49
S&P Household Products	$100.00	$114.61	$107.84	$134.89	$138.79	$134.89

Item 6. Selected Financial Data.
The selected historical financial data presented below should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data.

(in millions, except per share data)

Statements of Earnings Data	Fiscal Year
	2018	2017	2016	2015	2014
Net sales	$2,234.4	$2,298.4	$2,362.0	$2,421.2	$2,612.2
Depreciation and amortization	97.6	96.2	96.5	91.3	101.7
Earnings (loss) from continuing operations before income taxes (4)	163.8	(52.9)	219.9	(458.7)	145.8
Earnings (loss) from continuing operations	103.3	5.7	178.7	(296.1)	117.7
Earnings from discontinued operations, net of tax	—	—	—	20.8	238.4
Net earnings (loss)	$103.3	$5.7	$178.7	$(275.3)	$356.1
Basic earnings (loss) per share:
Continuing operations	$1.90	$0.10	$3.02	$(4.78)	$1.90
Discontinued operations	—	—	—	0.34	3.85
Net earnings (loss)	1.90	0.10	3.02	(4.44)	5.74
Diluted earnings (loss) per share:
Continuing operations	$1.90	$0.10	$2.99	$(4.78)	$1.88
Discontinued operations	—	—	—	0.34	3.81
Net earnings (loss)	1.90	0.10	2.99	(4.44)	5.69
Cash dividends per common share (1)	$—	$—	$—	$1.50	$2.00

Balance Sheet Data (2)	As of September 30,
	2018	2017	2016	2015	2014
Working capital (3)	$234.2	$661.8	$583.8	$969.8	$1,155.9
Property, plant and equipment, net	424.1	453.4	486.1	498.9	751.7
Total assets	3,953.3	4,188.8	4,771.5	4,986.3	6,928.7
Long-term debt	1,103.8	1,525.4	1,544.2	1,698.6	1,768.9

(1)	We paid dividends through the third quarter of fiscal 2015. We did not declare or pay any dividends thereafter.

(2)	Balance sheet data as of September 30, 2014 has not been adjusted to reflect the Separation.

(3)	Working capital represents current assets less current liabilities.

(4)	(Loss) earnings from continuing operations before income taxes were (reduced) increased by the following items:

	Fiscal Year
	2018	2017	2016	2015	2014
Restructuring and related costs (5)	$(39.9)	$(30.3)	$(38.8)	$(27.0)	$(53.5)
Impairment charges	(24.4)	(319.0)	(6.5)	(318.2)	—
Sun Care reformulation costs	(25.3)	—	—	—	—
Gain on sale of Playtex gloves	15.3	—	—	—	—
Pension settlement expense	(5.4)	—	—	—	—
Jack Black acquisition and integration costs	(5.2)	—	—	—	—
Spin costs (6)	—	—	(12.0)	(142.0)	(24.4)
Industrial sale charges	—	—	(0.2)	(32.7)	—
Venezuela deconsolidation charge	—	—	—	(79.3)	—
Cost of early debt retirements	—	—	—	(59.6)	—
Spin restructuring charges	—	—	—	(28.3)	—
Acquisition, integration and other realignment costs	—	—	—	—	(18.5)
Net pension and postretirement gains	—	—	—	—	1.1
Total	$(84.9)	$(349.3)	$(57.5)	$(687.1)	$(95.3)

(5)
Includes Selling, general and administrative expense ("SG&A") of $1.4, $0.3 and $4.3 for fiscal 2018, 2015 and 2014, respectively, and Cost of products sold of $0.7 and $1.8 for fiscal 2017 and 2016, respectively, and positive adjustments of $0.7 for fiscal 2014.

(6)	Includes SG&A of $11.8, $137.8 and $24.4 for fiscal 2016, 2015 and 2014, respectively, and Cost of products sold of $0.2 and $4.2 for fiscal 2016 and 2015, respectively.

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
Non-GAAP Financial Measures. While we report financial results in accordance with accounting principles generally accepted in the United States ("reported" or "GAAP"), this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as "adjusted" or "organic" and exclude items such as restructuring charges, impairment charges, Sun Care reformulation costs, pension settlement expense, the disposition of the Playtex gloves business and the industrial business, costs associated with the acquisition and integration of Jack Black, L.L.C. ("Jack Black"), the impact of the Tax Cuts and Jobs Act (the "Tax Act"), spin costs and amortization of intangibles. Reconciliations of Non-GAAP measures are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events including the Project Fuel restructuring and acquisitions of Jack Black and Bulldog Skincare Holdings Limited ("Bulldog"), we view the use of Non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance.
The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is a component in determining management's incentive compensation. Finally, we believe this information provides a higher degree of transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency, acquisitions including Bulldog and Jack Black and dispositions including the sale of the Playtex gloves and the industrial business. Underlying net sales represents organic net sales adjusted for the fiscal 2016 international go-to-market impacts, as defined below. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.

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

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as restructuring charges, impairment charges, Sun Care reformulation costs, pension settlement expense, Jack Black integration costs, spin costs, the disposition of the Playtex gloves business and the industrial business, the related tax effects of these items and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as restructuring charges, impairment charges, Sun Care reformulation costs, pension settlement expense, Jack Black integration costs, spin costs, the dispositions of the Playtex gloves business and the industrial business, the related tax effects of these items and the impact of the Tax Act from the income tax provision and earnings before income taxes.

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

•
Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products and Jack Black and Bulldog men's skin care products, as well as Wet Ones wipes and Playtex household gloves until the sale of the gloves business in October 2017.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide and Sport, Stayfree, Carefree and o.b. brands.

•	All Other includes infant care products, such as bottles, cups and pacifiers, sold under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

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

Significant Events

Project Fuel
In February 2018, we launched Project Fuel, an enterprise-wide transformational initiative designed to address all aspects of our business and cost structure. The project will incorporate our existing Zero Based Spending ("ZBS") and global productivity initiatives and will include a new global restructuring initiative. While we incurred costs for Project Fuel in fiscal 2018, the majority of costs and savings under Project Fuel are expected to take place during fiscal 2019 through fiscal 2021.
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
For further information on our restructuring projects, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Goodwill and Intangible Asset Impairment
During the third quarter of fiscal 2018, we determined a triggering event had occurred as a result of a sustained decline in our market capitalization. We performed an interim impairment analysis using financial information through June 30, 2018 and forecasts for cash flows developed using our strategic plan. The interim impairment review was performed across all reporting units and indefinite lived intangible assets and we found the carrying value of the goodwill of our Infant Care reporting unit to be above its fair value, resulting in a non-cash goodwill impairment charge of $24.4. The impairment of the Infant Care reporting unit was caused by declining revenue and earnings forecasts and higher discount rates. Higher discount rates were the result of certain market-based assumptions and company specific risks. Refer to Note 8 of our Notes to Condensed Consolidated Financial Statements for further discussion on the interim impairment test. We performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of impairment of the reporting units.
During the fourth quarter of fiscal 2017, we completed our annual impairment testing and found the carrying values of our Playtex and Edge brand names to be above the fair value, resulting in a non-cash asset impairment charge of $312.0 and $7.0, respectively. The impairment of the Playtex brand was caused by market share declines due to increased competition affecting feminine care, skin care and infant care products. The Edge impairment was related to erosion of market share to competing products. Based on the impairment taken on the Playtex brand in fiscal 2015 and continued competitive pressure on both brands, these intangible assets were converted to definite-lived assets with a useful life of 20 years. We recorded amortization expense of $7.2 and $1.8 during fiscal 2018 and 2017, respectively, related to the amortization of the Playtex and Edge brand names.
During the fourth quarter of fiscal 2016, we completed our annual impairment testing and found the carrying value of our Skintimate brand name to be above the fair value, resulting in an additional non-cash asset impairment charge of $6.5. The fiscal 2016 impairment charge was caused by further market share erosion above previous estimates. Based on the impairments taken in fiscal 2015 and 2016 and continued competitive pressure on this brand, the Skintimate brand name was converted to a definite-lived asset and assigned a useful life of 20 years. As a result of the conversion, we recorded amortization expense of $1.5 in fiscal 2018 and 2017 related to the Skintimate brand name.

Sun Care Reformulation Costs
The fourth quarter results of fiscal 2018 include a $25.3 one-time charge to cost of products sold primarily due to costs associated with the write-off of select sun care product inventories.
As a result of discussions with one of our suppliers during the quarter, we made certain supply chain and procurement decisions, including implementing a raw material substitution due to anticipated regulatory changes related to Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH"), the European chemical control law, that affect the supply chain of select Sun Care products. To align with our raw material selection process, we chose to make these changes now, well in advance of next year’s Sun Care season to minimize potential impact to our distribution channels during the peak sales period. As a result, we recorded charges primarily for the write-off of finished goods inventory for those select products.

Acquisitions
On March 1, 2018, we completed the acquisition of Jack Black, a leading U.S. based luxury men's skincare products company based in the United States, for approximately $90.2, net of cash acquired. The acquisition will create opportunities to expand our personal care portfolio in growing categories in the U.S. and globally, while nurturing the brand equity of Jack Black. The results of Jack Black for the post-acquisition period are included within our results since the acquisition date. Refer to Note 4 of our Notes to Condensed Consolidated Financial Statements for further discussion related to the acquisition of Jack Black.
On October 31, 2016, we completed the acquisition of Bulldog, a men's grooming and skincare products company based in the U.K. for $34.0, net of cash acquired. The acquisition created opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash. The results of Bulldog for the post-acquisition period are included within our results for fiscal 2018 and 2017.

Dispositions
We completed the sale of the Playtex gloves business to a household products company for $19.0 on October 26, 2017. The sale allows us to better focus and utilize resources on other product lines. Total assets sold were approximately $3.7 resulting in a pre-tax gain on sale of $15.3.

Discontinued Operations
On July 1, 2015, we completed the separation of our Household Products business into a separate publicly-traded company (the "Spin" or the "Separation"). The historical results of the Households Products business ("New Energizer") are presented as discontinued operations. We have focused our discussion in this Management's Discussion and Analysis of Financial Condition and Results of Operations on our continuing operation, Edgewell. Historical results on a continuing operations basis include certain costs associated with supporting the Household Products business that were not reported in discontinued operations in fiscal 2015. These costs affected Selling, general and administrative expense ("SG&A"), interest expense, spin costs, restructuring charges and income taxes.
Prior to the Separation, we managed our business in two reportable segments: Personal Care and Household Products. Beginning July 1, 2015, we manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Prior periods have been recast to reflect our current segment reporting.
Our financial statements include incremental costs incurred to evaluate, plan and execute the Separation. Fiscal 2016 included costs related to the Separation of $11.8 recorded in SG&A and $0.2 recorded in Cost of products sold, respectively.

Executive Summary
Following is a summary of key results for fiscal 2018, 2017 and 2016. Net earnings and diluted earnings per share ("EPS") for the time periods presented were impacted by restructuring charges, Sun Care reformulation costs, pension settlement expense, impairment charges, Jack Black integration costs, spin costs, the disposition of the Playtex gloves business and the industrial business, the related tax effects of these items and the impact of the Tax Act. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are Non-GAAP measures.

Fiscal 2018

•
Net sales of $2,234.4 decreased 2.8% from fiscal 2018, inclusive of a 0.6% decrease due to the sale of the Playtex gloves business, a 0.9% increase due to the acquisition of Jack Black and Bulldog and a 1.4% increase due to currency movements. Excluding the impact of the acquisitions, the sale of the Playtex gloves business and currency movements, organic net sales decreased 4.5% for fiscal 2018 as compared to the prior year period, as declines in Wet Shave and Feminine Care were partially offset by growth in Sun and Skin Care.

•
Net earnings for fiscal 2018 were $103.3, as compared to $5.7 in the prior year. On an adjusted basis, as illustrated in the table below, net earnings for fiscal 2018 decreased 16.1% to $191.6. The decline was primarily driven by a lower Gross margin percentage, partially offset by lower advertising and sales promotion expense ("A&P") compared to the prior year.

•
Net earnings per diluted share during fiscal 2018 were $1.90 compared to $0.10 in the prior year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share from continuing operations during fiscal 2018 were $3.52 compared to $3.97 in the prior year.

	Fiscal Year
	Net Earnings			Diluted EPS
	2018	2017	2016	2018	2017	2016
Net Earnings and Diluted EPS - GAAP	$103.3	$5.7	$178.7	$1.90	$0.10	$2.99

Restructuring and related costs (1)	39.9	30.3	38.8	0.73	0.53	0.65
Impairment charges	24.4	319.0	6.5	0.45	5.55	0.11
Sun Care reformulation costs (2)	25.3	—	—	0.46	—	—
Gain on sale of Playtex gloves	(15.3)	—	—	(0.28)	—	—
Pension settlement expense (3)	5.4	—	—	0.10	—	—
Jack Black acquisition and integration costs	5.2	—	—	0.10	—	—
Spin costs (4)	—	—	12.0	—	—	0.20
Industrial sale charges	—	—	0.2	—	—	—
Income taxes (5)	3.4	(126.6)	(22.9)	0.06	(2.21)	(0.38)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$191.6	$228.4	$213.3	$3.52	$3.97	$3.57

Weighted-average shares outstanding - Diluted				54.5	57.5	59.7

(1)
Includes pre-tax Selling, general and administrative expense ("SG&A") of $1.4 for fiscal 2018 with certain information technology enablement expenses for Project Fuel. Includes Cost of products sold of $0.7 and $1.8 for fiscal 2017 and 2016, respectively.

(2)
Includes Cost of products sold of $25.3 for fiscal 2018 due to costs associated with the write-off of select sun care product inventories due to a change of formulas in advance of next year's Sun Care season.

(3)
Pension settlement expense was the result of increased lump sum benefit payments in fiscal 2018 from higher employee turnover associated with Project Fuel. The lump sum benefit payments are not expected to be recurring in nature.

(4)	Includes SG&A and Cost of products sold of $11.8 and $0.2 for fiscal 2016, respectively.

(5)	Includes the impact of the Tax Act totaling $21.3 in Income tax expense for fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP

Operating Results
The following table presents changes in net sales for fiscal 2018 and 2017, as compared to the corresponding prior year period, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Net sales - prior year	$2,298.4		$2,362.0
Organic	(103.7)	(4.5)%	(65.0)	(2.8)%
Impact of Playtex gloves sale	(13.8)	(0.6)%	—	—%
Impact of acquisitions	20.0	0.9%	14.6	0.6%
Impact of currency	33.5	1.4%	(13.2)	(0.5)%
Net sales - current year	$2,234.4	(2.8)%	$2,298.4	(2.7)%

For fiscal 2018, net sales decreased 2.8% on a reported basis. Excluding the impact of the Jack Black and Bulldog acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased 4.5% versus the prior year period. North America organic net sales decreased $91.6 or 6.3%, and International organic net sales declined $12.1, or 1.3%. The decline in organic net sales was primarily due to declines in Wet Shave, primarily in North America and Asia, and Feminine Care, which more than offset growth in International Sun and Skin Care.
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

Gross Profit
Gross profit was $1,036.8 in fiscal 2018, as compared to $1,130.6 in fiscal 2017. The decrease in gross profit was due to lower sales volumes in Wet Shave and Feminine Care compared to the prior year, and unfavorable price mix in North American Wet Shave and Sun Care. Gross margin as a percent of net sales for fiscal 2018 was 46.4%, down 280 basis points as compared to fiscal 2017. Excluding one time charges related to Sun Care reformulation and the Jack Black acquisition and integration costs, gross margin as a percent of sales was down 160 basis points compared to fiscal 2017. The decrease in gross margin percentage was primarily driven by unfavorable price mix in Wet Shave which was impacted by increased coupon and trade promotion spend, and Sun and Skin Care which was negatively impacted by higher levels of returns and remnant product sales. Lower sales volumes in Wet Shave and Feminine Care also negatively impacted gross margin percentage.
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

Selling, General and Administrative Expense
SG&A was $392.2 in fiscal 2018, or 17.6% of net sales, as compared to $390.0 in the prior year period, or 17.0% of net sales. Excluding $8.8 of SG&A costs associated with the acquisition of Jack Black, $1.4 of information technology enablement charges for Project Fuel and $4.9 in unfavorable currency translation, SG&A was $377.1, or 16.9% in fiscal 2018. The decrease in SG&A was primarily driven by lower incentive compensation as well as savings realized from our Zero Based Spending program.
SG&A was $390.0 in fiscal 2017, or 17.0% of net sales, as compared to $412.7 in the prior year period, or 17.5% of net sales. Included in SG&A in fiscal 2016 were approximately $11.8 of Spin costs. Excluding these costs, SG&A was $400.9, or 17.0% of net sales for the prior year period. The decrease in SG&A was primarily driven by lower incentive compensation as well as savings realized from our Zero Based Spending program, which more than offset increased amortization expense.

Advertising and Sales Promotion Expense
For fiscal 2018, A&P was $293.3, down $25.0 as compared to fiscal 2017. A&P spending as a percent of net sales was 13.1% for fiscal 2018, compared with 13.8% in fiscal 2017. The decrease was driven by lower Wet Shave spend in the current year in Men's systems and disposables support in North America. Additionally, Feminine Care A&P spend in North America declined in fiscal 2018.
For fiscal 2017, A&P was $318.3, or 13.8% of net sales, a decrease from $336.7, or 14.3% of net sales, in fiscal 2016. The decrease was driven by higher Wet Shave spend in the prior year in support of new product innovation in disposables for Xtreme 3 as well as lower spending in Feminine Care in fiscal 2017.

Research and Development Expense
Research and development expense ("R&D") was down over the three-year period with spending at $61.1 in fiscal 2018, compared to $67.6 in fiscal 2017 and $71.9 in fiscal 2016. As a percent of sales, R&D was approximately 2.7% in fiscal 2018, 2.9% in fiscal 2017 and 3.0% in fiscal 2016.

Interest Expense Associated with Debt
Interest expense associated with debt for fiscal 2018 was $68.0, a decrease of $1.2 as compared to fiscal 2017. Interest expense associated with debt for fiscal 2017 decreased $2.6 as compared to fiscal 2016. The decreases were due to lower average debt outstanding.

Other Expense (Income), Net
Other expense (income), net was expense of $5.4 in fiscal 2018, income of $10.2 in fiscal 2017 and expense of $3.2 in fiscal 2016. All periods primarily reflect the net impact of foreign currency exchange contract gains and losses and revaluation of nonfunctional currency balance sheet exposures. Additionally, Other expense (income), net was impacted by an additional $2.5 net loss on sale of trade accounts receivable associated with the uncommitted master accounts receivable purchase agreement entered into with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser on September 15, 2017.

Income Tax Provision (Benefit)
Income taxes, which include federal, state and foreign taxes, were 36.9%, 110.8% and 18.7% of Earnings (loss) from continuing operations before income taxes in fiscal 2018, 2017 and 2016, respectively.
The effective income tax rate for fiscal 2018 for continuing operations was 36.9% as compared to 110.8% in the prior year. The fiscal 2018 effective tax rate includes a net charge of $21.3 related to the Tax Act comprised of a $98.9 million one-time transition tax on foreign earnings, offset by a $77.6 benefit from the re-measurement of U.S. deferred tax assets and liabilities. Excluding the restructuring charges, impairment charges, Sun Care reformulation costs, pension settlement expense, Jack Black integration costs, the disposition of the Playtex gloves business and the impact of the Tax Act, the adjusted effective tax rate for fiscal 2018 was 23.0% compared to 22.9% in the prior year.

The effective income tax rate for fiscal 2017 for continuing operations was 110.8% as compared to 18.7% in fiscal 2016. The effective tax rate for fiscal 2017 was significantly impacted by the pre-tax impairment of intangible assets. The adjusted effective tax rate for fiscal 2017 was 22.9% compared to 23.1% in the prior year, which excludes the impact of restructuring charges and asset impairment charges. The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	2018
	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings (loss) before income taxes	$163.8	$84.9	$248.7
Income tax (benefit) provision	60.5	(3.4)	57.1
Net earnings	$103.3	$88.3	$191.6

Effective tax rate	36.9%		23.0%

	2017
	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings (loss) before income taxes	$(52.9)	$349.3	$296.4
Income tax (benefit) provision	(58.6)	126.6	68.0
Net earnings	$5.7	$222.7	$228.4

Effective tax rate	110.8%		22.9%

	2016
	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings (loss) before income taxes	$219.9	$57.5	$277.4
Income tax (benefit) provision	41.2	22.9	64.1
Net earnings	$178.7	$34.6	$213.3

Effective tax rate	18.7%		23.1%

(1)
Includes adjustments for restructuring charges, impairment charges, Sun Care reformulation costs, pension settlement expense, Jack Black integration costs, spin costs, the dispositions of the Playtex gloves business and the industrial business, the related tax effects of these items and the impact of the Tax Act from the income tax provision and earnings before income taxes.

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

Savings Initiatives
The ZBS initiative was established to capture savings and cost-conscious spending policies consistent with our strategic needs. Net cost savings from our ZBS initiative were approximately $33 million in fiscal 2018. Fiscal 2018 ZBS savings are not included in total Project Fuel estimated savings, however going forward, the savings associated with the ZBS initiative will be included in Project Fuel.
Project Fuel is an enterprise-wide transformational initiative, launched in the second fiscal quarter of 2018, designed to address all aspects of our business and cost structure. The project will incorporate our existing ZBS and global productivity initiatives and includes a global restructuring initiative.
We now expect Project Fuel will generate $225 to $240 (previously $225) in total annual gross savings by the end of the 2021 fiscal year. It is expected that the savings generated will be used to fuel investments in brand building and strategic growth initiatives, offset anticipated operational headwinds from inflation and other rising input costs, and improve the overall profitability and cash flow of our Company.

To implement the restructuring element of Project Fuel, our Company now estimates one-time pre-tax charges to be approximately $130 to $140 (previously $120 to $130), with an additional capital investment of $60 to $70 through the end of the 2021 fiscal year.
Fiscal fourth quarter 2018 Project Fuel related restructuring charges and capital expenditures were $20.3 and $2.3 respectively, bringing cumulative charges and capital expenditures to $39.9 and $2.3 respectively for the fiscal year. Fourth quarter Project Fuel related savings were $8.9, bringing cumulative savings to $15.4 for the fiscal year.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, Sun care reformulation costs, Jack Black acquisition and integration costs, the sale of the Playtex glove business, and the amortization and impairment of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
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
The following tables present changes in segment net sales and segment profit for fiscal 2018 and 2017, as compared to the corresponding prior year periods, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, see Note 18 of Notes to Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Net sales - prior year	$1,375.3		$1,425.8
Organic	(73.5)	(5.3)%	(39.2)	(2.7)%
Impact of currency	28.3	2.0%	(11.3)	(0.8)%
Net sales - current year	$1,330.1	(3.3)%	$1,375.3	(3.5)%
Wet Shave net sales for fiscal 2018 decreased 3.3%, inclusive of a 2.0% increase due to currency movements. Excluding the impact of currency movements, organic net sales decreased $73.5, or 5.3%, primarily driven by volume declines in all markets and unfavorable price mix in North America. Volume declines in Men's Systems primarily occurred in North America and Asia Pacific. North America declines were the result of lost distribution while Asia Pacific declines were mainly from wholesaler inventory level adjustments. Women's Systems had volume growth associated with the current year launch of Intuition f.a.b. Disposables were down primarily in North America across all brands as a result of the anniversary of the Quattro You launch in the prior year. The North America Wet Shave category continued to be disrupted with increased competitive activity and unprecedented levels of pricing and promotional pressure since the second quarter of fiscal 2017. Shaving gels and creams experienced competitive pressure and consumption declines.
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

Segment Profit - Wet Shave
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Segment profit - prior year	$294.9		$290.2
Organic	(32.4)	(11.0)%	8.3	2.9%
Impact of currency	6.6	2.3%	(3.6)	(1.3)%
Segment profit - current year	$269.1	(8.7)%	$294.9	1.6%
Wet Shave segment profit for fiscal 2018 was $269.1, down $25.8 or 8.7%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $32.4, or 11.0%. The decline in segment profit is the result of lower gross margins that were affected by declining sales volumes and unfavorable price mix primarily from higher trade spend and coupons. The decline in gross margin was offset by overall reduction in spend primarily in A&P and other overhead costs.
Wet Shave segment profit for fiscal 2017 was $294.9, up $4.7 or 1.6%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $8.3, or 2.9%, primarily due to improved operational efficiencies, lower commodity costs and decreased A&P spend, partially offset by lower organic net sales.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Net sales - prior year	$440.4		$414.9
Organic	(0.9)	(0.2)%	13.2	3.2%
Impact of Playtex gloves sale	(13.8)	(3.1)%	—	—%
Impact of acquisitions	20.0	4.5%	14.6	3.5%
Impact of currency	4.0	0.9%	(2.3)	(0.6)%
Net sales - current year	$449.7	2.1%	$440.4	6.1%
Sun and Skin Care net sales for fiscal 2018 increased 2.1%, inclusive of a 4.5% increase from acquisitions, a 3.1% decline from the sale of the Playtex gloves business and a 0.9% increase due to currency movements. Excluding the impact of acquisitions, dispositions and currency movements, organic net sales decreased $0.9, or 0.2%, with strong performance by Bulldog, Wet Ones and Banana Boat offset by declines in Hawaiian Tropic and the exit of the private label business. Volumes increased in North America, Asia Pacific and Europe. Unfavorable price mix more than offset the increased volumes primarily in North America as a result of remnant sales from the prior season, higher trade spend and unfavorable returns compared to the prior year.
Sun and Skin Care net sales for fiscal 2017 increased 6.1%, inclusive of a 3.5% increase related to the acquisition of Bulldog and a 3.5% decline due to currency movements. Excluding the impact of the Bulldog acquisition and currency movements, organic segment net sales increased $13.2, or 3.2%, with strong performance by Banana Boat and Hawaiian Tropic products globally, driven by higher volumes, lower returns and favorable price mix, partially offset by a $8.2 decline related to exiting the private label sun care business.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Segment profit - prior year	$98.8		$89.5
Organic	(16.7)	(16.9)%	10.2	11.4%
Impact of Playtex gloves sale	(1.3)	(1.3)%	—	—%
Impact of acquisitions	(0.6)	(0.6)%	0.3	0.3%
Impact of currency	0.5	0.5%	(1.2)	(1.3)%
Segment profit - current year	$80.7	(18.3)%	$98.8	10.4%
Sun and Skin Care segment profit for fiscal 2018 was $80.7, a decrease of $18.1 or 18.3%, inclusive of the impact of the acquisitions of Jack Black and Bulldog, the sale of the Playtex gloves business and unfavorable currency movements. Excluding the impact of the acquisitions, the sale of the Playtex gloves business and currency movements, organic segment profit decreased $16.7, or 16.9%. The decrease in segment profit was driven by unfavorable price mix from higher returns and sell-off of remnant inventory from the prior season. Sun and Skin Care also had unfavorable cost mix from unfavorable materials pricing and higher warehouse and distribution expense. A&P spend was higher in the current year to support Bulldog expansion and overheads increased from the acquisition of Jack Black.
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

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Net sales - prior year	$351.6		$388.9
Organic	(22.7)	(6.5)%	(37.6)	(9.7)%
Impact of currency	0.6	0.2%	0.3	0.1%
Net sales - current year	$329.5	(6.3)%	$351.6	(9.6)%
Feminine Care net sales for fiscal 2018 decreased $22.1, or 6.3%, inclusive of a 0.2% increase due to currency movements. Excluding the impact of currency movements, organic segment net sales decreased $22.7, or 6.5%, driven by volume declines across Gentle Glide and Sport branded tampons and Stayfree pads partially offset by growth in Carefree liners. The volume declines were primarily related to heightened competitive pressure in the category.
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

Segment Profit - Feminine Care
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Segment profit - prior year	$28.9		$39.1
Organic	8.7	30.1%	(10.2)	(26.1)%
Impact of currency	0.4	1.4%	—	—%
Segment profit - current year	$38.0	31.5%	$28.9	(26.1)%
Feminine Care segment profit for fiscal 2018 was $38.0, an increase of $9.1, or 31.5%, inclusive of currency impacts. The increase in segment profit is primarily the result of lower A&P spend and decreased overheads in the segment related to the shift of manufacturing operations from Montreal, Canada to Dover, Delaware.

Feminine Care segment profit for fiscal 2017 was $28.9, a decrease of $10.2, or 26.1%, primarily due to volume declines and transition costs related to the shift of manufacturing from Montreal, Canada to Dover, Delaware, partially offset by favorable material costs.

All Other

Net Sales - All Other
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Net sales - prior year	$131.1		$132.4
Organic	(6.6)	(5.0)%	(1.4)	(1.1)%
Impact of currency	0.6	0.4%	0.1	0.1%
Net sales - current year	$125.1	(4.6)%	$131.1	(1.0)%
All Other net sales for fiscal 2018 decreased 4.6%, inclusive of a 0.4% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $6.6, or 5.0%, as a result of volume declines in Diaper Genie and infant cups and bottles from lost distribution, partially offset by growth in pet care products.
All Other net sales for fiscal 2017 decreased 1.0%, inclusive of a 0.1% increase due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $1.4, or 1.1%, as a result of volume declines in infant cups and bottles, partially offset by growth in Diaper Genie and pet care products.

Segment Profit - All Other
For the Years Ended September 30,
	2018	%Chg	2017	%Chg
Segment profit - prior year	$26.6		$28.4
Organic	(7.2)	(27.1)%	(1.9)	(6.7)%
Impact of currency	0.4	1.5%	0.1	0.4%
Segment profit - current year	$19.8	(25.6)%	$26.6	(6.3)%
All Other segment profit for fiscal 2018 was $19.8, a decrease of $6.8 or 25.6%, inclusive of the impact of currency movements. Excluding the impact of currency movements, segment profit decreased $7.2, or 27.1%, primarily due to unfavorable cost mix driven by higher materials and warehouse and distribution costs.
All Other segment profit for fiscal 2017 was $26.6, a decrease of $1.8 or 6.3%, inclusive of the impact of currency movements. Excluding the impact of currency movements, segment profit decreased $1.9, or 6.7%, as lower spending and favorable price mix were more than offset by unfavorable product costs.

General Corporate and Other Expenses

	Fiscal Year
	2018	2017	2016

Corporate expenses	$67.8	$76.0	$80.4
Restructuring and related costs (1)	39.9	30.3	38.8
Impairment charges	24.4	319.0	6.5
Sun Care reformulation costs (2)	25.3	—	—
Gain on sale of Playtex gloves business	(15.3)	—	—
Pension settlement expense (3)	5.4	—	—
Jack Black integration costs	5.2	—	—
Spin costs (4)	—	—	12.0
Industrial business sale charges	—	—	0.2
General corporate and other expenses	$152.7	$425.3	$137.9
% of net sales	6.8%	18.5%	5.8%

(1)	Includes SG&A of $1.4 for fiscal 2018 and Cost of products sold of $0.7 and $1.8 for fiscal 2017 and 2016, respectively.

(2)
Includes Cost of products sold of $25.3 for fiscal 2018 due to costs associated with the write-off of select sun care product inventories due to a change of formulas in advance of next year's Sun Care season.

(3)
Pension settlement expense was the result of increased lump sum benefit payments in fiscal 2018 from higher employee turnover associated with Project Fuel. The lump sum benefit payments are not expected to be recurring in nature.

(4)	Includes SG&A and Cost of products sold of $11.8 and $0.2 for fiscal 2016, respectively.

General Corporate and Other Expenses
For fiscal 2018, general corporate expenses were $67.8, a decrease of $8.2 as compared to fiscal 2017. Fiscal 2017 general corporate expenses decreased $4.4 when compared to fiscal 2016. The decline in general corporate expenses relates to lower share-based and incentive compensation expense and savings realized from our ZBS program.

Liquidity and Capital Resources
At September 30, 2018, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,296.9 at September 30, 2018, including $192.0 tied to variable interest rates. Our total borrowings at September 30, 2017 were $1,544.8.
As of September 30, 2018, we had outstanding borrowings of $7.0 under our unsecured revolving credit facility in the U.S. (the "Revolving Facility") and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at September 30, 2018, $710.0 remains available under the Revolving Facility. As of September 30, 2018 and 2017, we had $185.0 outstanding under a term loan classified as a current liability. We have the ability and intent to refinance the term loan prior to its maturity date.
We had outstanding international borrowings, recorded within Notes payable, of $8.2 and $19.4 as of September 30, 2018 and September 30, 2017, respectively.
In fiscal 2019, we expect our total capital expenditures to be in the range of $85 to $95 primarily related to maintenance of manufacturing facilities, new products and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2018, we contributed $7.8 to our pension plans. The expected minimum required contribution to our pension plans in fiscal 2019 is $7.3; however, discretionary contributions may be made.

Debt Covenants
The credit agreements governing our outstanding debt at September 30, 2018 contain certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of our credit agreements, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. In addition, under the credit agreements, the ratio of our current year earnings before interest and taxes ("EBIT"), as defined in the agreements, to total interest expense must exceed 3.0 to 1. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be "added-back" in determining EBITDA for purposes of the indebtedness ratio. Total debt is calculated in accordance with GAAP. EBIT is calculated similarly to EBITDA except that depreciation and amortization are not "added-back." Total interest expense is calculated in accordance with GAAP. If we fail to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross defaults on our other borrowings.
As of September 30, 2018, we were in compliance with the provisions and covenants associated with these debt agreements.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2018	2017	2016
Net cash from (used by):
Operating activities	$264.7	$313.6	$186.8
Investing activities	(128.5)	(84.6)	(69.5)
Financing activities	(375.2)	(478.0)	(93.4)
Effect of exchange rate changes on cash	2.5	13.0	2.9
Net (decrease) increase in cash and cash equivalents	$(236.5)	$(236.0)	$26.8

Operating Activities
Cash flow from operating activities was $264.7 in fiscal 2018, as compared to $313.6 in fiscal 2017. The decline in operating cash flows of $48.9 was primarily driven by the benefit received in fiscal 2017 for entering into the Accounts Receivable Facility, resulting in an acceleration of cash collections from accounts receivable in the prior year. The change in accounts receivable in the current year was flat as we continued to operate the Accounts Receivable Facility. This impact was partially offset by other changes in working capital.
Cash flow from operating activities was $313.6 in fiscal 2017, as compared to $186.8 in fiscal 2016. The improvement is primarily reflective of the discretionary funding of certain international defined benefit plans of $100.5 during fiscal 2016 and higher fiscal 2017 adjusted net earnings, partially offset by a $17.7 increase in deferred compensation payments.

Investing Activities
Cash flow used by investing activities was $128.5 in fiscal 2018 as compared to $84.6 in the prior fiscal year. The change was primarily due to the $90.2 acquisition of Jack Black in the second quarter of fiscal 2018, slightly offset by the $19.0 sale of the Playtex gloves business in the first quarter of fiscal 2018. In the prior year we purchased Bulldog for $34.0. Capital expenditures were $62.0 during fiscal 2018 and $69.0 during the prior year.
Cash flow used by investing activities was $84.6 in fiscal 2017 as compared to $69.5 in fiscal 2016. The increase was primarily due to the $34.0 acquisition of Bulldog in fiscal 2017, partially offset by proceeds from the sale of assets. Capital expenditures were $69.0 during fiscal 2017 and $69.5 during the prior fiscal year.

Financing Activities
Net cash used by financing activities was $375.2 in fiscal 2018 as compared to $478.0 in fiscal 2017. The $102.8 decrease in net cash used by financing activities was driven by greater repayments on the Revolving Facility in fiscal 2017. We had $7.0 drawn on the Revolving Facility as of September 30, 2018. Additionally, we repurchased $124.4 in common shares in fiscal 2018 compared to $165.4 in fiscal 2017.
Net cash used by financing activities was $478.0 in fiscal 2017 as compared to $93.4 in fiscal 2016. The $377.6 increase in net cash used by financing activities was driven by the repayment of the Credit Agreement by and among Edgewell Personal Care Netherlands B.V., as borrower, our Company, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent for $277.0 in fiscal 2017 and a $132.2 reduction in net borrowings on other debt instruments, partially offset by a decrease in the repurchase of common shares of $31.2.

Dividends
We did not declare or pay any cash dividends during fiscal 2018, and we do not currently intend to pay dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and our financial condition, and will be declared at the sole discretion of our Board. See "We do not expect to pay dividends for the foreseeable future" in Item 1A. Risk Factors.

Share Repurchases
In January 2018, our Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. During fiscal 2018, we repurchased 2.1 shares of our common stock for $124.4, all of which were purchased under the May 2015 authorization. We have 10.0 shares remaining under the January 2018 Board authorization to repurchase our common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors. See "There can be no guarantee that we will repurchase stock" in Item 1A. Risk Factors.
During fiscal 2018, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Inflation
Management recognizes that inflationary pressures may have an adverse effect on our company through higher material, labor and transportation costs, asset replacement costs and related depreciation, and healthcare and other costs. In general, we have been able to offset or minimize inflation effects through a variety of methods including pricing actions, cost reductions and productivity improvements. We can provide no assurance that such mitigation will be available in the future.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit," and on March 29, 2017, the U.K. began the process to withdraw from the E.U. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Historically, our hedging strategy has included hedging a portion of our exposure to the British Pound, thereby reducing our currency risk. We routinely monitor and evaluate this strategy based on risk, and will adjust as necessary to minimize exposure to fluctuations in exchange rates related to our U.K. operations. A weaker British Pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. For fiscal 2017, net sales of our U.K. operations were 4% of our consolidated net sales. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. See "Our financial results could be adversely impacted by the U.K.'s departure from the E.U." in Item 1A. Risk Factors.

Commitments and Contingencies
Contractual Obligations
A summary of our significant contractual obligations at September 30, 2018 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$1,292.0	$185.0	$7.0	$1,100.0	$—
Interest on long-term debt	185.5	57.3	104.7	23.5	—
Notes payable	8.2	8.2	—	—	—
Minimum pension funding (1)	41.6	7.3	14.2	20.1	—
Operating leases	56.2	15.0	20.6	12.8	7.8
Purchase obligations and other (2) (3)	75.6	31.7	21.2	13.2	9.5
Total	$1,659.1	$304.5	$167.7	$1,169.6	$17.3

(1)
Globally, our total pension contributions in the next 12 months are estimated to be approximately $7.3. U.S. pension plans constitute 69% of the plan assets for our pension plans. The estimates beyond fiscal 2019 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal 2023 are not currently determinable.

(2)	Included in the table above are approximately $50.8 of fixed costs related to third-party logistics contracts.

(3)	Included in the table above are approximately $6.3 of deferred compensation payments to retirees.

Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms and are non-routine in nature. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2018, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these arrangements have been excluded from the table above.

Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, foreign and local laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Accrued environmental costs at September 30, 2018 were $10.3. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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
Our most critical accounting policies are revenue recognition, pension and other postretirement benefits, the valuation of long-lived assets (including property, plant and equipment), income taxes (including uncertain tax positions) and the carrying value of intangible assets (and the related impairment testing of goodwill and other indefinite-lived intangible assets). A summary of our significant accounting policies is contained in Note 2 of Notes to Consolidated Financial Statements. This listing is not intended to be a comprehensive list of all of our accounting policies.

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

Under certain circumstances, we allow customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. We record sales at the time the title, ownership and risk of loss pass to the customer. The terms of these sales vary, but in all instances the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; title to the product has transferred; there is an obligation to pay at a specified date without any additional conditions or actions required by us; and collection is reasonably assured. Simultaneous with the sale, we reduce sales and cost of sales, and reserve amounts on the Consolidated Balance Sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the sun care product purchased during the season under the required terms. We generally receive returns of U.S. sun care products from September through January following the summer sun care season. We estimate the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors, including expiration dates, and inventory positions at key retailers as the sun care season progresses. We monitor shipment activity and inventory levels at key retailers during the season to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2018 sun care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $3.0 and our reported operating income by $2.8. At September 30, 2018 and 2017, our reserve on the Consolidated Balance Sheet for returns was $58.6 and $53.3, respectively.
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

Pension Plans and Other Postretirement Benefits
The determination of our obligation and expense for pension and other postretirement benefits is dependent on certain assumptions developed by us and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, the expected long-term rate of return on plan assets, and future salary increases, where applicable. Actual results that differ from assumptions made are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension and other postretirement obligations. In determining the discount rate, we use the yield on high-quality bonds that coincide with the cash flows of our plans' estimated payouts. For the U.S. plans, which represent our most significant obligations, we consider the Mercer yield curve in determining the discount rates.
In fiscal 2017, we changed the methodology used to estimate the service and interest components of net periodic benefit cost for our pension benefits, which resulted in a decrease in the service and interest components in fiscal 2017. We believe that the spot discount rate approach, which applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, is a more precise application of the yield curve spot rates used in the traditional single discount rate approach. This change in methodology does not affect the measurement of our total benefit obligations but did cause an approximate $4.0 decline in our annual net periodic benefit cost in fiscal 2017. This change was accounted for prospectively as a change in accounting estimate.
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2018, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $4.9. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher, respectively, pension obligations. A one percentage point decrease in the discount rate would increase pension obligations by approximately $71.6 at September 30, 2018.
As allowed under GAAP, our U.S. qualified pension plan uses Market Related Value, which recognizes market appreciation or depreciation in the portfolio over five years, thereby reducing the short-term impact of market fluctuations.

We have historically provided defined benefit pension plans to our eligible employees, former employees and retirees. We fund our pension plans in compliance with the Employee Retirement Income Security Act of 1974 or local funding requirements.
Further detail on our pension and other postretirement benefit plans is included in Note 12 of Notes to Consolidated Financial Statements.

Share-Based Compensation
We grant restricted stock equivalents ("RSE") awards, which generally vest over two to four years. A portion of the RSE awards granted may provide for the issuance of common stock to certain managerial staff and executive management if specified performance targets are achieved. The fair value of each grant issued is estimated on the date of grant based on the current market price of the shares. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management's assessment of the probability that performance goals will be achieved. If such goals are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level. If it is determined that the performance goals will be exceeded, additional compensation expense is recognized.
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

Valuation of Long-Lived Assets
We periodically evaluate our long-lived assets, including property, plant and equipment, goodwill and intangible assets, for potential impairment indicators. Judgments regarding the existence of impairment indicators, including lower than expected cash flows from acquired businesses, are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. We estimate fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital and discount rates, which would affect the impairment calculation. See the discussion on "Acquisitions, Goodwill and Intangible Assets" included later in this section for further information, including information on the non-cash impairment charges taken during fiscal 2018, 2017 and 2016.
In November 2012, our Board authorized an enterprise-wide restructuring plan. In January 2014, our Board authorized an expansion of the scope of the previously announced restructuring project. We recorded accelerated depreciation of $1.8 and $3.9 for fiscal 2017 and 2016, respectively, related primarily to certain manufacturing assets including property, plant and equipment located at facilities to be closed or streamlined as part of our restructuring initiatives. See Note 5 of Notes to Consolidated Financial Statements for further details.

Income Taxes
Our annual effective income tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
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

We generally repatriate a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. The Securities and Exchange Commission has issued rules under Staff Accounting Bulletin 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As such, our reassessment of permanently reinvested foreign earnings remains provisional as of September 30, 2018. See Note 6 of Notes to Consolidated Financial Statements for further discussion.
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
During the third quarter of fiscal 2018, we determined a triggering event had occurred as a result of a sustained decline in our market capitalization. We performed an interim test of impairment of the goodwill on each of our reporting units - Wet Shave, Sun Care, Skin Care, Feminine Care, Infant Care and All Other. As part of the interim goodwill impairment test we estimated the fair value of each reporting unit using both market and income approaches of valuation. The income approach utilizes the discounted cash flow method and incorporates significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. The projections for future cash flows are generated using our company’s strategic plan to determine a five-year period of forecasted cash flows and operating data. The market approach uses the guideline public company method to calculate the value of each reporting unit based on the operating data of similar assets from competing publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The multiples are adjusted given the specific characteristics of the reporting unit including its position in the market relative to the guideline companies and applied to the reporting unit’s operating data to arrive at an indication of value. The income and market approaches are weighted based on circumstances specific to each reporting unit and combined are used to calculate fair value. We performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of impairment of the reporting units.
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

The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon our strategic plan. The assumptions used for the interim and annual goodwill impairment test for fiscal year 2018 include terminal growth rates ranging from 0.5% to 2.00% and a weighted average cost of capital ranging from 9.3% to 11.5%. The fair values of our Skin Care and Feminine Care reporting units are less than 110% of the respective carrying amounts. The carrying value as of the testing date of the goodwill associated with our Skin Care and Feminine Care reporting units is $105.7 and $207.3, respectively.
During the third quarter of fiscal 2018, the carrying value of the goodwill of our Infant Care reporting unit to be above its fair value, resulting in a non-cash goodwill impairment charge of $24.4. The impairment of the Infant Care reporting unit was caused by declining revenue and earnings forecasts and higher discount rates. Higher discount rates were the result of certain market-based assumptions and company specific risks. The goodwill associated with the Infant Care reporting unit is $39.4 after the impairment charge. Our annual impairment testing date is July 1, 2018, and as the valuation of the goodwill of the reporting units was determined at the interim test date of June 30, 2018, there was no indication of impairment of the goodwill of the reporting units for the Company's annual test. We performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of impairment of the indefinite-lived intangible assets.
We evaluate the fair value of indefinite-lived intangible assets annually in conjunction with the goodwill impairment test. Our assessment of intangible assets that have an indefinite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment.
During the third quarter, we completed an interim impairment testing on indefinite-lived intangible assets, which consist of trademarks and brand names used across our segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, contributory asset charges and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management's expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. We estimated royalty rates based on operating profits of the brand. Our annual impairment testing date is July 1, 2018, and as the valuations of the indefinite lived intangible assets were determined at the interim test date of June 30, 2018, there was no indication of impairment of indefinite lived intangible assets for the Company's annual test. We performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of impairment of the indefinite-lived intangible assets.
Future changes in the judgments, assumptions and estimates that are used in our impairment testing, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The assumptions used for the interim and annual valuation for indefinite lived intangible assets for fiscal year 2018 include terminal growth rates ranging from 0.5% to 2.00% and a weighted average cost of capital ranging from 9.75% to 11.8%.
During the fourth quarter of fiscal 2017, we completed our annual impairment testing and found the carrying values of our Playtex and Edge brand names to be above fair value, resulting in a non-cash asset impairment charge of $312.0 and $7.0, respectively. The impairment was the result of competitive pressure within the industry including the discontinuation of products.
Based on the impairments taken on the Playtex and Edge brand names and based on continued competitive pressure on these brands, these intangible assets were converted from indefinite-lived assets to definite lived assets with a useful life of 20 years. We recorded amortization expense of $7.2 during fiscal 2018 related to the amortization of the Playtex and Edge brand names.
During the fourth quarter of fiscal 2016, we completed our annual impairment testing and found the carrying value of our Skintimate brand name to be above the fair value, resulting in a non-cash asset impairment charge of $6.5. The fiscal 2016 impairment charge was caused by further market share erosion above previous estimates. Based on impairments taken and continued competitive pressure on this brand, as of October 1, 2016, the Skintimate brand name was converted to a definite-lived asset and assigned a useful life of 20 years. This conversion increased annual amortization expense by $1.5.

The interim impairment analysis performed in the third quarter of fiscal 2018 indicated that the Wet Ones trade name and the Skin Care, Feminine Care and Infant Care reporting units had fair values that were less than 110% of the carrying amount. The carrying amount of the Wet Ones trade name as of the impairment testing date was $173.6 and the carrying value of goodwill in the Skin Care, Feminine Care and Infant Care reporting units as of the impairment testing date were $105.7, $207.3 and $39.4, respectively. Our impairment analysis indicated that the fair value of the Infant Care reporting unit was below the carrying amount and an impairment was recorded to reduce the goodwill to fair value. The table below presents, based on the impairment test performed in the third quarter, the change in the fair value of the Wet Ones trade name and Skin Care, Feminine Care and Infant Care reporting units given adjustments to the key assumptions. For the analysis, we increased the discount rate by 25 basis points and reduced the long-term revenue growth rate by 25 basis points and then recalculated the fair value in comparison to the carry amount.

	Discount rate increased by 25 bps	Long-term growth rate decreased by 25 bps
Wet Ones brand name
Change in fair value	$(5)	$(4)
Percentage by which fair value falls short of the carry amount	(0.4)%	0.4%
Skin Care reporting unit
Change in fair value	$(5)	$(3)
Percentage by which fair value exceeds carry amount	5.2%	5.7%
Feminine Care reporting unit
Change in fair value	$(4)	$(3)
Percentage by which fair value exceeds carry amount	3.0%	3.3%
Infant Care reporting unit
Change in fair value	$(2)	$(2)
Percentage by which fair value falls short of the carry amount	(1.3)%	(0.8)%

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
We do business in certain developing markets, which may be susceptible to greater volatility of inflation and currency exchange rates, as well as government pricing and import controls. While the activity is not considered material in relation to the consolidated company as a whole, there could be negative impacts to operating results in certain markets if inflationary pressures, exchange volatility and government controls negatively impact our ability to operate effectively and profitably.

Derivatives Designated as Cash Flow Hedging Relationships
At September 30, 2018, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax gain of $3.9 and an unrealized pre-tax loss of $1.6 at September 30, 2018 and 2017, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss ("AOCI"). Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2018 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2018 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2020. There were 63 open foreign currency contracts at September 30, 2018 with a notional value of approximately $134.2.
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
We enter into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to mitigate these balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure, thus they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in gains of $1.7 and $2.4 for fiscal 2018 and 2017, respectively, which were recorded in Other expense (income), net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2018, with a notional amount of approximately $65.4.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of September 30, 2018, our outstanding debt included $7.0 variable-rate debt on our revolving credit facility in the U.S. and $185.0 variable-rate debt on our term loan. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $1.9.
The remaining outstanding debt as of September 30, 2018 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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

Management's Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles for external purposes. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's assessment, management has concluded that internal control over financial reporting as of September 30, 2018 was effective. The Company's internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Edgewell Personal Care Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of earnings and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2018, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2018 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 16, 2018

We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Fiscal Year
	2018	2017	2016
Net sales	$2,234.4	$2,298.4	$2,362.0
Cost of products sold	1,197.6	1,167.8	1,202.1
Gross profit	1,036.8	1,130.6	1,159.9

Selling, general and administrative expense	392.2	390.0	412.7
Advertising and sales promotion expense	293.3	318.3	336.7
Research and development expense	61.1	67.6	71.9
Restructuring charges	38.5	29.6	37.0
Impairment charges	24.4	319.0	6.5
Gain on sale of Playtex gloves	(15.3)	—	—
Pension settlement expense	5.4	—	—
Industrial sale charges	—	—	0.2
Interest expense associated with debt	68.0	69.2	71.8
Other expense (income), net	5.4	(10.2)	3.2
Earnings (loss) before income taxes	163.8	(52.9)	219.9
Income tax provision (benefit)	60.5	(58.6)	41.2
Net earnings	$103.3	$5.7	$178.7

Basic earnings per share (Note 7):
Net earnings	1.90	0.10	3.02

Diluted earnings per share (Note 7):
Net earnings	1.90	0.10	2.99

Statements of Comprehensive Income (Loss):
Net earnings	$103.3	$5.7	$178.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11.6)	39.1	1.0
Pension and postretirement activity, net of tax of ($3.0) in 2018, $12.7 in 2017 and $11.6 in 2016	(9.0)	25.0	(22.9)
Deferred gain (loss) on hedging activity, net of tax of ($1.7) in 2018, $1.0 in 2017 and $2.8 in 2016	3.7	1.7	(6.1)
Total other comprehensive income (loss), net of tax	(16.9)	65.8	(28.0)
Total comprehensive income	$86.4	$71.5	$150.7

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2018	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$266.4	$502.9
Trade receivables, less allowance for doubtful accounts of $6.0 and $4.3	226.5	224.1
Inventories	329.5	333.5
Other current assets	128.8	125.7
Total current assets	951.2	1,186.2
Property, plant and equipment, net	424.1	453.4
Goodwill	1,450.8	1,445.9
Other intangible assets, net	1,099.0	1,071.7
Other assets	28.2	31.6
Total assets	$3,953.3	$4,188.8

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$184.9	$—
Notes payable	8.2	19.4
Accounts payable	238.4	223.6
Other current liabilities	285.5	281.4
Total current liabilities	717.0	524.4
Long-term debt	1,103.8	1,525.4
Deferred income tax liabilities	176.1	181.8
Other liabilities	211.8	215.5
Total liabilities	2,208.7	2,447.1
Commitments and contingencies (Note 17)
Shareholders' equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 and 65,251,989 issued; 54,040,386 and 56,017,537 outstanding	0.7	0.7
Additional paid-in capital	1,628.3	1,623.4
Retained earnings	1,083.1	952.9
Common shares in treasury at cost, 11,211,603 and 9,234,452	(819.2)	(703.9)
Accumulated other comprehensive loss	(148.3)	(131.4)
Total shareholders' equity	1,744.6	1,741.7
Total liabilities and shareholders' equity	$3,953.3	$4,188.8

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2018	2017	2016
Cash Flow from Operating Activities
Net earnings	$103.3	$5.7	$178.7
Adjustments to reconcile net earnings to net cash flow from operations:
Non-cash restructuring costs	1.8	6.8	3.9
Non-cash sun care reformulation costs	25.3	—	—
Depreciation and amortization	97.6	94.4	92.6
Impairment charge	24.4	319.0	6.5
(Gain) loss on sale of assets	(10.9)	3.8	1.1
Deferred income taxes	2.3	(87.4)	7.8
Share-based compensation expense	17.0	22.2	25.6
International pension funding	—	—	(100.5)
Other, net	19.5	(19.7)	(10.6)
Deferred compensation payments	(16.7)	(27.9)	(10.2)
Changes in current assets and liabilities used in operations, net of effects of business acquisitions:
Accounts receivable, net	(5.4)	41.4	23.3
Inventories	(12.3)	(15.5)	28.2
Other current assets	(2.0)	22.6	75.8
Accounts payable	11.5	23.7	(29.3)
Other current liabilities	9.3	(75.5)	(106.1)
Net cash from operating activities	264.7	313.6	186.8
Cash Flow from Investing Activities
Capital expenditures	(62.0)	(69.0)	(69.5)
Acquisitions, net of cash acquired	(90.2)	(34.0)	—
Proceeds from sale of assets	4.7	18.4	—
Playtex glove sale	19.0	—	—
Net cash used by investing activities	(128.5)	(84.6)	(69.5)
Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	550.0	271.0	756.3
Cash payments on debt with original maturities greater than 90 days	(788.0)	(568.0)	(631.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(9.7)	2.0	(11.1)
Employee shares withheld for taxes	(3.1)	(17.4)	(10.4)
Common shares purchased	(124.4)	(165.4)	(196.6)
Other, net	—	(0.2)	(0.6)
Net cash used by financing activities	(375.2)	(478.0)	(93.4)
Effect of exchange rate changes on cash	2.5	13.0	2.9
Net (decrease) increase in cash and cash equivalents	(236.5)	(236.0)	26.8
Cash and cash equivalents, beginning of period	502.9	738.9	712.1
Cash and cash equivalents, end of period	$266.4	$502.9	$738.9

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$66.6	$66.4	$71.3
Cash paid for income taxes, net	22.0	14.4	28.3

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at October 1, 2015	65.2	$0.7	(5.1)	$(382.2)	$1,644.2	$772.9	$(171.5)	$1,864.1
Net loss	—	—	—	—	—	178.7	—	178.7
Foreign currency translation adjustments	—	—	—	—	—	—	1.0	1.0
Pension and postretirement activity	—	—	—	—	—	—	(22.9)	(22.9)
Deferred loss on hedging activity	—	—	—	—	—	—	(6.1)	(6.1)
Distribution to New Energizer	—	—	—	—	—	(5.6)	2.3	(3.3)
Repurchase of shares	—	—	(2.5)	(196.6)	—	—	—	(196.6)
Activity under share plans	—	—	0.3	15.8	(1.7)	—	—	14.1
Balance at September 30, 2016	65.2	$0.7	(7.3)	$(563.0)	$1,642.5	$946.0	$(197.2)	$1,829.0
Net earnings	—	—	—	—	—	5.7	—	5.7
Foreign currency translation adjustments	—	—	—	—	—	—	39.1	39.1
Pension and postretirement activity	—	—	—	—	—	—	25.0	25.0
Deferred gain on hedging activity	—	—	—	—	—	—	1.7	1.7
Repurchase of shares	—	—	(2.2)	(165.4)	—	—	—	(165.4)
Activity under share plans	—	—	0.3	24.5	(19.1)	1.2	—	6.6
Balance at September 30, 2017	65.2	$0.7	(9.2)	$(703.9)	$1,623.4	$952.9	$(131.4)	$1,741.7
Net earnings	—	—	—	—	—	103.3	—	103.3
Foreign currency translation adjustments	—	—	—	—	—	—	(11.6)	(11.6)
Pension and postretirement activity	—	—	—	—	—	—	(9.0)	(9.0)
Impact of ASU 2018-02	—	—	—	—	—	17.2	—	17.2
Deferred gain on hedging activity	—	—	—	—	—	—	3.7	3.7
Repurchase of shares	—	—	(2.1)	(124.4)	—	—	—	(124.4)
Activity under share plans	—	—	0.1	9.1	4.9	9.7	—	23.7
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6

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
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Shave Guard® and Personna® brands, as well as non-branded products. The Company's wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products and Jack Black® and Bulldog® men's skin care products, as well as Wet Ones® wipes and Playtex® household gloves until the sale of the gloves business in October 2017.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree ®and o.b.® brands.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

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
Acquisition of Jack Black. On March 1, 2018, the Company completed the acquisition of Jack Black, L.L.C. ("Jack Black"), a luxury men's skincare products company based in the United States. The results of Jack Black for the post-acquisition period are included within the Company's results since the acquisition date for the fiscal year ended September 30. 2018. For more information on the acquisition, see Note 4 of Notes to Condensed Consolidated Financial Statements.
Acquisition of Bulldog Skincare. On October 31, 2016, the Company completed the acquisition of Bulldog Skincare Holdings Limited ("Bulldog"), a men's grooming and skincare products company based in the United Kingdom ("U.K."). The results of Bulldog for the post-acquisition period are included within the Company's results for the fiscal year ended September 30, 2018 and 2017. For more information on the acquisition, see Note 4 of Notes to Consolidated Financial Statements.

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

Gains and losses resulting from foreign currency transactions are included in Net earnings. Foreign currency losses of $3.7 during fiscal 2018 and foreign currency gains of $5.4 and $4.3 during fiscal 2017 and 2016, respectively, were included within Other expense (income), net. The Company uses foreign exchange ("FX") instruments to reduce risk of FX transactions as described below and in Note 16 of Notes to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2018.
At September 30, 2018, the Company had $192.0 of variable rate debt outstanding. The Company has, in the past, used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2018, the Company did not have any interest rate swap agreements outstanding.
For further discussion, see Note 11 and Note 16 of Notes to Consolidated Financial Statements.

Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2018, the Company had $266.4 in available cash and cash equivalents, substantially all of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company's subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles Net earnings to Net cash from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in Net earnings. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily operating activities. Cash payments related to income taxes are classified as operating activities.

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

Inventories
Inventories are valued at the lower of cost or net realizable value, with cost generally being determined using average cost or the first-in, first-out ("FIFO") method.

The fourth quarter results of fiscal 2018 include a $25.3 one-time charge to cost of products sold primarily due to costs associated with the write-off of select sun care product inventories.

As a result of discussions with one of its suppliers during the quarter, the Company made certain supply chain and procurement decisions, including implementing a raw material substitution due to anticipated regulatory changes related to REACH, the European chemical control law, that affect the supply chain of select Sun Care products. To align with the Company's raw material selection process, the Company chose to make these changes now, well in advance of next year’s Sun Care season to minimize potential impact to distribution channels during the peak sales period. As a result, the Company recorded charges primarily for the write-off of finished goods inventory for those select products.

Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows. Amortization expense was $5.3, $6.0, and $5.8 in fiscal 2018, 2017 and 2016, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net is stated at historical cost. Property, plant and equipment acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in Net earnings (loss). Depreciation is generally provided on the straight-line basis by charges to earnings at rates based on estimated useful lives. Estimated useful lives range from two to 25 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $74.3 in fiscal 2018. Depreciation expense was $74.1 in fiscal 2017, including accelerated depreciation charges of $1.8 related to restructuring. Depreciation expense in fiscal 2016 was $76.3, including accelerated depreciation charges of $3.9 related to restructuring. See Note 5 of Notes to Consolidated Financial Statements for further information on restructuring.
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

The Company completed impairment testing on indefinite-lived intangible assets, which consist of trademarks and brand names used across the Company's segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, contributory asset charges and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management's expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. The Company estimated royalty rates based on operating profits of the brand.
During the third quarter of fiscal 2018, the Company performed an interim impairment analysis and found the carrying amount of the goodwill for its Infant Care reporting unit to be above its fair value, resulting in a non-cash goodwill impairment charge of $24.4. The impairment of the Infant Care reporting unit was caused by declining revenue and earnings forecasts and higher discount rates. Higher discount rates were the result of certain market-based assumptions and company specific risks. During the fourth quarter of fiscal 2017, the Company completed its annual impairment testing and found the carrying amounts of the Playtex and Edge brand names to be above the fair value, resulting in a non-cash asset impairment charge of $312.0 and $7.0, respectively. See Note 8 of Notes to Consolidated Financial Statements for further information on these impairments. During the fourth quarter of fiscal 2016, the Company completed its annual impairment testing and found the carrying amount of its Skintimate brand name to be above the fair value, resulting in a non-cash asset impairment charge of $6.5.
Intangible assets with finite lives, and a remaining weighted-average life of approximately nine years, are amortized on a straight-line basis over expected lives of five to 20 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.

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
Under certain circumstances, the Company allows customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. Simultaneous with the sale, the Company reduces sales and cost of sales, and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level, in accordance with GAAP. Customers are required to pay for the sun care product purchased during the season under the required terms. The Company generally receives returns of U.S. sun care products from September through January following the summer sun care season. It estimates the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors, including expiration dates, and inventory positions at key retailers as the sun care season progresses. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The Company had a reserve for returns of $58.6 and $53.3 at September 30, 2018 and September 30, 2017, respectively.

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

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statement of Earnings includes advertising costs of $171.3, $197.4 and $201.6, for fiscal 2018, 2017 and 2016, respectively.

Share-Based Payments
The Company grants restricted share equivalent ("RSE") awards, which generally vest over two to four years. The estimated fair value of each grant issued is estimated on the date of grant based on the current market price of the shares. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur. A portion of the RSE awards granted provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management's assessment of the probability that performance targets will be achieved. If such targets are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level in the period the determination is made. If it is determined that the performance targets will be exceeded, additional compensation expense is recognized.
Non-qualified stock option awards ("share options") are granted at the market price on the grant date and generally vest ratably over three years. The Company calculates the fair value of total share-based compensation for share options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Consolidated Financial Statements, including the expected term, expected share price volatility, risk-free interest rate and expected dividends. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur.

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
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. The SEC has issued rules under Staff Accounting Bulletin 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As such, the Company's reassessment of permanently reinvested foreign earnings remains provisional as of September 30, 2018. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

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

Recently Adopted Accounting Pronouncements
In July 2015, the FASB issued an ASU which aligns the measurement of inventory under GAAP more closely with International Financial Reporting Standards. Under the new guidance, an entity that measures inventory using FIFO or average cost should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this guidance on a prospective basis as of October 1, 2017 did not have a material impact on the Company's financial statements or the related disclosures.
In March 2016, the FASB issued an ASU which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. The standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. The Company adopted these provisions of the guidance prospectively in fiscal 2018. As a result, the Company recognized tax deficiencies of $0.9 through income taxes during fiscal 2018 rather than additional paid-in capital. The tax deficiencies were recorded as an operating activity in the Condensed Consolidated Statement of Cash Flows during fiscal 2018. Also, as part of the adoption, a $9.7 adjustment was recorded to increase retained earnings and deferred tax assets to recognize the cumulative amount of previously unrecognized excess tax benefits as of October 1, 2017. Additionally, the ASU requires the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes to be presented as a financing activity in the statement of cash flows as opposed to as an operating activity. This aspect of the new guidance was required to be adopted retrospectively. As such, $17.4 of cash outflows for tax withholding payments were reclassified from an operating activity to a financing activity in the Condensed Consolidated Statement of Cash Flows for fiscal 2017. Finally, under the ASU, the Company elected to record forfeitures as they occur. This election did not have a material impact on the Company's financial statements.
In January 2017, the FASB issued an ASU which simplifies the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. Under existing guidance, an entity performs procedures to determine the fair value at the impairment testing date of its assets and liabilities following the same procedures required when determining the fair value of assets acquired and liabilities assumed in a business combination. The amended guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge to the extent the carrying amount exceeds the fair value and does not exceed the total amount of goodwill allocated to the reporting unit. The Company elected to adopt this standard in the third quarter of fiscal 2018 in conjunction with the Company's interim test for goodwill impairment. Refer to Note 8 for discussion on the interim impairment test for goodwill and intangible assets.

In March 2018, the FASB issued an ASU which amends the accounting standards codification to reflect the guidance related to the enactment of the Tax Cuts and Jobs Act (the "Tax Act") issued in the SEC Staff Accounting Bulletin No. 118. The Company adopted this standard in the second quarter of fiscal 2018. Refer to Note 6 for disclosures related to the Tax Act.
In February 2018, the FASB issued an ASU which addresses the recently enacted Tax Act. Specifically, the guidance allows the Company to elect to reclassify any "stranded tax" created as a result of the Tax Act from Accumulated Other Comprehensive Loss to Retained Earnings. The new guidance will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company adopted this standard in the fourth quarter of fiscal 2018. The Company recorded a $17.2 adjustment to increase accumulated other comprehensive loss and retained earnings related to the Company's U.S. Pension plan.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued an ASU which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. During 2016, the FASB issued three ASUs clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The new guidance will be effective for the Company beginning October 1, 2018.
During fiscal 2017, the Company obtained assistance from a third party and established a cross-functional implementation team, including representatives from all of its businesses globally, to analyze the current processes in place for the recognition of revenue and identify potential differences that would result from application of the new guidance. The initial assessment included analysis of significant types of arrangements, processes and systems, and reviews of representative contracts. Revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The initial assessment has been completed and the Company is continuing to validate the conclusions reached during the assessment. While the Company is still finalizing its conclusions, the timing of revenue recognition is not expected to be materially impacted by the new standard. Adoption will impact the manner in which returns are presented on the Consolidated Balance Sheet to reflect a return asset and refund liability. The Company has begun reviewing the enhanced disclosure requirements under the new standard. The Company will adopt the revenue standard using the modified retrospective method in the first quarter of fiscal 2019.
In February 2016, the FASB issued an ASU which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company does not expect to early adopt this guidance and is in the process of evaluating its impact on the financial statements; however, the Company believes the primary impacts will be a material increase in both assets and liabilities to include operating leases on the Consolidated Balance Sheets.
In August 2016, the FASB issued an ASU intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, the sale of accounts receivable, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims and distributions received from equity method investees, among others. The update will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company noted that the adoption of the standard will reclassify approximately $9.5 operating cash inflows associated with the $150 uncommitted master accounts receivable purchase agreement entered into with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser on September 15, 2017 (the “Accounts Receivable Facility”) to investing cash inflows in the Consolidated Statement of Cash Flows.
In October 2016, the FASB issued an ASU intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. The update will be effective for the Company beginning October 1, 2018 with early adoption permitted. The Company will adopt the guidance October 1, 2018, but does not expect that the impact on its financial statements will be material.

In January 2017, the FASB issued an ASU clarifying the definition of a business, reducing the number of transactions that need to be further evaluated and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business, and removes the evaluation of whether a market participant could replace the missing elements. The ASU will be effective for transactions occurring after October 1, 2018, with early adoption permitted. The impact of the ASU will be dependent upon the nature of any future acquisitions or dispositions made by the Company.
In March 2017, the FASB issued an ASU intended to improve the presentation of net periodic pension and postretirement benefit cost. Under existing guidance, the components of net periodic pension and postretirement benefit cost are aggregated and reported in the same line item as other compensation costs arising from services rendered by the applicable employees during the period. The amendments change these requirements so that only the service cost component is recorded in the same line item as other compensation costs for the applicable employees, and all other components of net periodic pension and postretirement benefit cost are recorded on a separate line item outside of income from operations. The amendments also specify that only the service cost component is eligible for capitalization. The ASU will be effective for the Company beginning October 1, 2018, with early adoption permitted October 1, 2017, and will be applied retrospectively for the presentation of the cost components and prospectively for the capitalization of the service cost component. The Company expects that the retrospective impact of adoption on its Consolidated Statement of Operations for the year ended September 30, 2018 will result in a reclassification that will increase Cost of products sold, Selling, general and administrative expense and Other income, net of $3.9, $2.9 and $6.8, respectively. The Company expects that the retrospective impact of adoption on its Consolidated Statement of Operations for the year ended September 30, 2017 will result in a reclassification that will increase Cost of products sold, Selling, general and administrative expense and Other income, net of $4.7, $2.5 and $7.2, respectively.
In May 2017, the FASB issued an ASU that clarifies the scope of accounting for modifications of share-based payment awards. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU will be effective for the Company beginning October 1, 2018, with early adoption permitted. The Company will adopt the guidance October 1, 2018, but does not expect that the impact on its financial statements will be material.
In August 2017, the FASB issued an ASU that eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard will be effective beginning October 1, 2019, with early adoption permitted. The Company has not yet determined the impact from adoption of this new accounting pronouncement on its financial statements.
In June 2018, the FASB issued an ASU which simplifies the treatment of share-based payment transactions used in acquiring goods and services from non-employees. The amendments note that measurement of share-based payments used to acquire goods or services should be valued at the grant-date fair value. The grant date is defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the award. Finally, any awards containing a performance condition should be valued considering the probability of satisfying the necessary performance conditions consistent with employee share-based awards. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the guidance will have on its financial statements but does not expect the impact to be material.
In June 2016, the FASB issued an ASU intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact the guidance will have on its financial statements. The impact of the new guidance is not expected to be material, and will be dependent on the credit quality of the trade receivables outstanding at the date of adoption. The Company evaluates the credit-worthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance is not expected to differ materially.

In August 2018, the FASB issued an ASU adjusting the disclosure requirements for fair value measurements. The guidance updates the disclosure requirements regarding leveling of fair value assets and the valuation of Level 3 fair value measurements. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact the guidance will have on its financial statements.
In August 2018, the FASB issued an ASU which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The new standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance but does not expect it to result in a material change to the financial statements.
In August 2018, the FASB issued an ASU which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense.  The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The guidance is effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in process of evaluating the impact this guidance.

Note 3 - Divestiture

The Company completed the sale of its Playtex gloves business to a household products company for $19.0 on October 26, 2017. The sale allows the Company to better focus and utilize its resources on its other product lines. Total assets sold were approximately $3.7, resulting in a pre-tax gain on sale of $15.3.

Note 4 - Acquisitions
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
The Company has recognized the assets and liabilities of Jack Black based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company completed the final fair value determination during the fourth quarter of fiscal 2018.
As of March 1, 2018, the opening balance sheet for Jack Black included net assets acquired of $93.9 and consisted of working capital and other net assets of $11.9 (including cash of $3.7), other intangible assets of $47.7 and goodwill of $34.3, representing the value of expansion into new markets. Goodwill is expected to be deductible for tax purposes. The intangible assets acquired consisted primarily of the Jack Black trade name, customer relationships and product formulations with a weighted average useful life of 17 years. All assets are included in the Company's Sun and Skin Care segment.
The Company noted the revenues and net earnings of Jack Black from the beginning of the period through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2018. Acquisition and integration costs related to Jack Black totaling $0.3 and $3.4 in the fourth quarter and 12 months ended September 30, 2018, respectively, were included in Selling, general and administrative expense ("SG&A"). Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold in the 12 months ended September 30, 2018.

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
As of October 31, 2016, the opening balance sheet for Bulldog included net assets acquired of $35.2 consisting of working capital and other net assets of $0.8 (including cash of $1.2), other intangible assets of $18.0 and goodwill of $16.4.
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
The revenues and net earnings of Bulldog from the beginning of fiscal 2017 through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2017.

Note 5 - Restructuring Charges
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
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2018 would have been as follows:

	Fiscal 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	3.1	0.9	1.1	0.1	6.9	12.1
Accelerated depreciation	1.8	—	—	—	—	1.8
Consulting, project implementation and management and other exit costs	2.3	0.2	—	—	23.5	26.0
Total Restructuring	$7.2	$1.1	$1.1	$0.1	$30.4	$39.9
In addition, pre-tax selling, general and administrative expenses of $1.4 associated with certain information technology enablement expenses related to Project Fuel were included in Consulting, project implementation and management and other exit costs.

2013 Restructuring
In November 2012, the Board authorized an enterprise-wide restructuring plan (the "2013 Restructuring"). The 2013 Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with the Company's discontinued operations. In January 2014, the

Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included rationalization and streamlining Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs. Due to an increase in the Wet Shave footprint costs and a delay in the transition of manufacturing in our Feminine Care segment from Montreal, Canada to Dover, Delaware, project costs were higher than expected during fiscal 2017, and include a non-cash charge related to the disposition of real estate.
Expenses incurred under the 2013 Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. No 2013 Restructuring charges have been allocated to the Company's All Other segment. The Company does not include 2013 Restructuring costs in the results of its reportable segments.

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

Restructuring Reserves
The following table summarizes Project Fuel and 2013 Restructuring activities and related accruals (excluding certain obsolescence charges related to the 2013 Restructuring):

				Utilized
	October 1, 2017	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2018
Restructuring
Severance and termination related costs	$2.4	$12.1	$(0.1)	$(9.3)	$—	$5.1
Asset impairment and accelerated depreciation	—	1.8	—	—	(1.8)	—
Other related costs	—	26.0	—	(23.4)	—	2.6
Total Restructuring	$2.4	$39.9	$(0.1)	$(32.7)	$(1.8)	$7.7

				Utilized
	October 1, 2016	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2017
Restructuring
Severance and termination related costs	$16.7	$6.5	$(0.3)	$(20.5)	$—	$2.4
Asset impairment and accelerated depreciation	—	6.9	—	—	(6.9)	—
Other related costs	—	16.2	—	(16.2)	—	—
Total Restructuring	$16.7	$29.6	$(0.3)	$(36.7)	$(6.9)	$2.4

(1)	Includes the impact of currency translation.

Note 6 - Income Taxes
The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2018	2017	2016
Currently payable:
United States - Federal	$26.4	$0.5	$2.6
State	1.7	0.2	3.0
Foreign	29.2	27.0	24.4
Total current	57.3	27.7	30.0
Deferred:
United States - Federal	(4.1)	(79.3)	4.6
State	6.5	(3.8)	2.5
Foreign	0.8	(3.2)	4.1
Total deferred	3.2	(86.3)	11.2
Provision for income taxes	$60.5	$(58.6)	$41.2

The source of pre-tax earnings (loss) was:

	Fiscal Year
	2018	2017	2016
United States	$5.3	$(230.5)	$53.3
Foreign	158.5	177.6	166.6
Pre-tax earnings (loss)	$163.8	$(52.9)	$219.9

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2018		2017		2016
Computed tax at federal statutory rate	$40.2	24.5%	$(18.5)	35.0%	$77.0	35.0%
State income taxes, net of federal tax benefit	0.4	0.2	(2.0)	3.9	1.3	0.6
Foreign tax less than the federal rate	(10.1)	(6.1)	(38.0)	71.8	(32.5)	(14.8)
Adjustments to prior years' tax accruals	1.2	0.7	(6.2)	11.8	(4.8)	(2.2)
Other taxes including repatriation of foreign earnings	3.7	2.3	5.0	(9.5)	4.4	2.0
Other, net	(1.9)	(1.2)	1.1	(2.2)	(4.2)	(1.9)
Impairment	5.7	3.5	—	—	—	—
Tax reform	21.3	13.0	—	—	—	—
Total	$60.5	36.9%	$(58.6)	110.8%	$41.2	18.7%

The deferred tax assets and deferred tax liabilities recorded on the balance sheet were as follows, and include current and noncurrent amounts:

	September 30,
	2018	2017
Deferred tax liabilities:
Depreciation and property differences	$(33.5)	$(57.0)
Intangible assets	(244.6)	(355.0)
Other tax liabilities	(8.1)	(5.8)
Gross deferred tax liabilities	(286.2)	(417.8)
Deferred tax assets:
Accrued liabilities	43.3	57.3
Deferred and share-based compensation	17.6	31.5
Tax loss carryforwards and tax credits	6.8	84.7
Postretirement benefits other than pensions	4.5	4.4
Pension plans	42.2	59.5
Inventory differences	5.6	4.5
Other tax assets	12.4	20.4
Gross deferred tax assets	132.4	262.3
Valuation allowance	(7.0)	(8.4)
Net deferred tax liabilities	$(160.8)	$(163.9)

There were no material tax loss carryforwards that expired in fiscal 2018. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not material from 2019 through 2022. The valuation allowance is primarily attributable to tax loss carryforwards and certain deferred tax assets impacted by the deconsolidation of the Company's Venezuelan subsidiaries.

The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. The SEC has issued rules under Staff Accounting Bulletin 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As such, the Company's reassessment of permanently reinvested foreign earnings remains provisional as of September 30, 2018. While provisional, the Company’s intention is to reinvest earnings of other foreign subsidiaries indefinitely as the repatriation of cash balances could have adverse tax consequences or be subject to regulatory capital requirements. However, those balances are generally available without legal restrictions to fund ordinary business operations. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post retirements obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. As of September 30, 2018, approximately $996.6 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.

Unrecognized tax benefits activity is summarized below:

	2018	2017	2016
Unrecognized tax benefits, beginning of year	$22.7	$27.9	$47.1
Additions based on current year tax positions and acquisitions	1.8	1.8	6.0
Reductions for prior year tax positions and dispositions	(2.0)	(0.6)	(8.5)
Settlements with taxing authorities and statute expirations	(1.8)	(6.4)	(16.7)
Unrecognized tax benefits, end of year	$20.7	$22.7	$27.9

Included in the unrecognized tax benefits noted above was $19.3 of uncertain tax positions that would affect the Company's effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits 12 months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.
The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $4.4 of interest, (net of the deferred tax asset of $0.9) at September 30, 2018, and $3.8 of interest, (net of the deferred tax asset of $1.8) at September 30, 2017. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company's tax returns.
The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where the Company has operations. U.S. federal income tax returns for tax years ended September 30, 2014 and after remain subject to examination by the Internal Revenue Service (the "IRS"). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2008. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act will impact the Company in fiscal 2018 while others will be effective in subsequent years.  For the year ended September 30, 2018, the estimated impact of the one-time transition tax on foreign earnings was $98.9, offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $77.6.  The net impact of these transitional provisions resulted in a net charge of $21.3 for the year, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected be used to partially offset amounts payable over eight years related to the one-time transition tax on foreign earnings.

The tax law changes included in the Tax Act are broad and complex. The final impact may differ from the Company's estimates, possibly materially, due to, among other things, changes in interpretation of the Tax Act, legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or updates or changes to estimates the Company used to calculate the transition impacts, including impacts from changes to earnings estimates, foreign income tax estimates and foreign exchange rates. The SEC has issued rules under Staff Accounting Bulletin 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of September 30, 2018, amounts recorded for the Tax Act remain provisional for the transition tax, remeasurement of deferred taxes and reassessment of permanently reinvested earnings.

On August 1, 2018, proposed Treasury Regulations were issued under Section 965 providing additional guidance and clarification on many of the provisions associated with the one-time transition tax, enacted in connection with the Tax Act.  The Company is in the process of evaluating the proposed regulations and the impact they may have on the provisional amounts recorded for the transition tax as of September 30, 2018.

Note 7 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and RSE awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Fiscal Year
	2018	2017	2016

Basic weighted-average shares outstanding	54.4	57.3	59.2
Effect of dilutive securities:
RSE awards	0.1	0.2	0.5
Total dilutive securities	0.1	0.2	0.5
Diluted weighted-average shares outstanding	54.5	57.5	59.7

For fiscal 2018, 2017 and 2016, the calculation of diluted weighted-average shares outstanding excludes 0.5, 0.5 and 0.4 of share options because the effect of including these awards was anti-dilutive. For fiscal 2018 and 2017, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For fiscal 2016, the calculation of diluted weighted-average shares outstanding excludes 0.2 of RSE awards because the effect of including these awards was anti-dilutive.

Note 8 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2017	$971.2	$195.6	$209.5	$69.6	$1,445.9
Acquisition of Jack Black	—	34.3	—	—	34.3
Impairment charge	—	—	—	(24.4)	(24.4)
Cumulative translation adjustment	(3.0)	(0.5)	(1.5)	—	(5.0)
Balance at September 30, 2018	$968.2	$229.4	$208.0	$45.2	$1,450.8
Accumulated goodwill impairment losses totaled $24.4 at September 30, 2018 in the All Other segment.

Total amortizable intangible assets were as follows:

	September 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.7	$25.4	$181.3	$188.6	$16.0	$172.6
Technology and patents	79.0	75.9	3.1	77.9	74.4	3.5
Customer related and other	179.3	96.2	83.1	151.5	89.8	61.7
Total amortizable intangible assets	$465.0	$197.5	$267.5	$418.0	$180.2	$237.8

Total amortizable intangible assets increased $47.0 primarily as a result of the acquisition of Jack Black. See Note 4 of Notes to Consolidated Financial Statements for more information. Amortization expense for intangible assets was $17.7, $17.8 and $14.4 for fiscal 2018, 2017 and 2016, respectively. Estimated amortization expense for amortizable intangible assets for fiscal 2019, 2020, 2021, 2022 and 2023 is approximately $17.8, $17.1, $16.5, $16.4, and $16.3, respectively, and $183.4 thereafter.
The Company had indefinite-lived trade names and brands of $831.5 ($182.2 in Wet Shave, $475.6 in Sun and Skin Care, $29.9 in Feminine Care and $143.8 in All Other) at September 30, 2018, a decrease of $2.4 from September 30, 2017. The Company had indefinite-lived trade names and brands of $833.9 ($184.0 in Wet Shave, $475.6 in Sun and Skin Care, $30.3 in Feminine Care and $144.0 in All Other) at September 30, 2017.
The change in indefinite-lived intangible assets primarily resulted from changes in foreign currency translation rates.
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
Indefinite-lived intangible assets
The Company performed an interim impairment analysis as of the end of the third quarter of fiscal 2018 as a result of a sustained decline in the Company's market capitalization in the third quarter which was considered a triggering event. The interim impairment analysis was performed as of June 30, 2018, using the strategic plan to calculate a five year cash flow for all trademarks. The interim impairment analysis indicated that the Company's indefinite trade names were not impaired.
The impairment analysis indicated that the Wet Ones trade name was not impaired during the fiscal 2018 impairment testing, however the fair value of the brand name was determined to be $178 or approximately 103% of the carrying value. The fair value of the trade name will be sensitive to changes in discount rates and forecasts that could lead to future impairment as the fair value of the intangible asset continues to be relatively close to the carrying value due to the assets being written down to their fair value in fiscal 2015.

The Company's annual impairment testing date is July 1, 2018, and as the valuations of the indefinite lived intangible assets were determined at the interim test date of June 30, 2018, there was no indication of impairment of indefinite lived intangible assets for the Company's annual test. The Company performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The Company did not identify any indication of a triggering event that would indicate the existence of impairment of the indefinite-lived intangible assets.
During the fourth quarter of fiscal 2017, the Company completed its annual impairment testing and found the carrying values of the Playtex and Edge brand names to be above the fair value, resulting in a non-cash asset impairment charge of $312.0 and $7.0, respectively. The fiscal 2017 impairment charges were caused by the increased level of competition especially in the Feminine Care segment and discontinuation of certain products.
Based upon the impairments in fiscal 2017 and 2015 for Playtex and the outlook for Edge, both intangible assets are being converted to definite lived intangible assets during the fourth quarter of fiscal 2017 with useful lives of 20 years. As a result of the conversion, we recorded intangible asset amortization by $7.2 and $1.8 for fiscal 2018 and 2017, respectively.
During the fourth quarter of fiscal 2016, the Company completed its annual impairment testing and found the carrying value of its Skintimate brand name to be above the fair value, resulting in a non-cash asset impairment charge of $6.5. The fiscal 2016 impairment charge was caused by further market share erosion above previous estimates. Based on the impairments taken in fiscal 2016 and 2015 and continued competitive pressure on this brand, as of October 1, 2016, the Skintimate brand name was converted to a definite-lived asset and assigned a useful life of 20 years. As a result of the conversion, we recorded amortization expense of $1.5 during fiscal 2018 and 2017.

Goodwill
The Company performed an interim impairment analysis in the third quarter of fiscal 2018 as a result of a sustained decline in the Company's market capitalization in the third quarter which was considered a triggering event. The interim impairment analysis was performed as of June 30, 2018, using the strategic plan to calculate a five year cash flow for all reporting units. The analysis indicated that the carrying amount of the goodwill for the Infant Care reporting unit was greater than its fair value. The impairment of the Infant Care reporting unit was calculated as the difference between its fair value, determined in the interim impairment review, and the carrying value. As a result, the Company recorded an impairment charge on the goodwill of the Infant Care reporting unit totaling $24.4 as of June 30, 2018. The valuation of the Infant Care reporting unit decreased compared to the prior year because of the higher discount rates in conjunction with lower forecasted revenue growth rates and earnings margins, resulting in lower projected long-term future cash flows.
The impairment analysis indicated that the Skin Care and Feminine Care reporting units were not impaired during the fiscal 2018 impairment testing, however the fair value of the reporting units were 107% and 104%, of the carry value, respectively. The carrying value of the goodwill associated with the Skin Care and Feminine Care reporting units at the date of the interim impairment analysis was $105.7 and $207.3, respectively. The fair value of the Skin Care, Feminine Care and Infant Care reporting units will continue to be sensitive to changes in discount rates and long-term revenue growth rates which could cause an impairment.
The Company's annual impairment testing date is July 1, 2018, and as the valuation of the goodwill of the reporting units was determined at the interim test date of June 30, 2018, there was no indication of additional impairment for the Company's annual test. Additionally, the Company performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The assessment did not identify any indication of a triggering event that would indicate the existence of impairment of the reporting units.

Note 9 - Supplemental Balance Sheet Information

	September 30, 2018	September 30, 2017
Inventories
Raw materials and supplies	$52.0	$50.6
Work in process	67.5	60.9
Finished products	210.0	222.0
Total inventories	$329.5	$333.5
Other Current Assets
Miscellaneous receivables	$12.6	$16.9
Prepaid expenses	68.4	55.6
Value added tax collectible from customers	25.2	25.2
Income taxes receivable	17.3	24.7
Other	5.3	3.3
Total other current assets	$128.8	$125.7
Property, Plant and Equipment
Land	$19.2	$19.3
Buildings	141.9	139.1
Machinery and equipment	964.8	947.4
Capitalized software costs	48.4	42.3
Construction in progress	59.9	49.7
Total gross property, plant and equipment	1,234.2	1,197.8
Accumulated depreciation	(810.1)	(744.4)
Total property, plant and equipment, net	$424.1	$453.4
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$28.2	$32.2
Accrued trade allowances	29.9	24.6
Accrued salaries, vacations and incentive compensation	44.2	40.6
Income taxes payable	20.3	18.3
Returns reserve	58.6	53.3
Restructuring reserve	7.7	3.0
Value added tax payable	4.0	5.8
Deferred compensation	6.3	13.8
Other	86.3	89.8
Total other current liabilities	$285.5	$281.4
Other Liabilities
Pensions and other retirement benefits	$91.5	$109.4
Deferred compensation	40.7	47.3
Other non-current liabilities	79.6	58.8
Total other liabilities	$211.8	$215.5

Note 10 - Accounts Receivable Facility
On September 15, 2017, the Company entered into the $150 uncommitted Accounts Receivable Facility. Transfers under this agreement are accounted for as sales of receivables, resulting in the receivables being de-recognized from the consolidated balance sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the agreement is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability under the facility.

As of September 30, 2018, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Account receivables sold under this agreement for the year ended September 30, 2018 and 2017 were $1,051.8 and $98.1, respectively. The trade receivables sold that remained outstanding under this agreement as of September 30, 2018 and 2017 were $77.9 and $81.7, respectively. The net proceeds received were included in cash provided by operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. For the year ended September 30, 2018, the loss on sale of trade receivables was $2.5. For the year ended September 30, 2017, the loss on sale of trade receivables was immaterial.

Note 11 - Debt
The detail of long-term debt was as follows:

	September 30, 2018	September 30, 2017
Senior notes, fixed interest rate of 4.7%, due 2021, net (1)	$598.8	$598.3
Senior notes, fixed interest rate of 4.7%, due 2022, net (1) (2)	498.0	497.4
U.S. revolving credit facility due 2020 (3)	7.0	245.0
Term loan due 2019, net (1) (3)	184.9	184.7
Total long-term debt, including current maturities	1,288.7	1,525.4
Less current portion	184.9	—
Total long-term debt	$1,103.8	$1,525.4

(1)
At September 30, 2018, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.2, $1.5 and $0.1, respectively. At September 30, 2017, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.7, $1.9 and $0.3, respectively.

(2)	At September 30, 2018 and September 30, 2017, the balance for the senior notes due 2022 is reflected net of discount of $0.5 and $0.7, respectively.

(3)	Variable-rate debt, based on LIBOR plus applicable margin.

At September 30, 2018 and 2017, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $8.2 and $19.4, respectively, and which had weighted-average interest rates of 5.5% and 5.5%, respectively. These notes were primarily outstanding international borrowings.

U.S. Revolving Credit Facility

On March 13, 2017, the Company entered into Amendment No. 3 to the Credit Agreement (the "Amendment"), amending the Credit Agreement dated June 1, 2015 (as amended, the "Credit Agreement"), and an Increasing Lender Support Supplement to the Credit Agreement (the "Supplement"). The Amendment and the Supplement provided for an increase of $75.0 (from $650.0 to $725.0) in the revolving loans available to the Company. Additionally, certain other changes were made to the Credit Agreement, including allowing the Company to enter into receivables sales facilities for up to $150. As of September 30, 2018, the Company had outstanding borrowings of $7.0 under its unsecured revolving credit facility in the U.S., recorded in Long-term debt, and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit, $710.0 remains available as of September 30, 2018.
For further information on the receivables sales facility, see Note 10 of Notes to Consolidated Financial Statements.

Debt Covenants
The credit agreements governing the Company's outstanding debt at September 30, 2018 contain certain customary representations and warranties, financial covenants, covenants restricting its ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Company's credit agreements, the ratio of its indebtedness to its earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement and detailed below, and the ratio of the Company's current year earnings before interest and taxes ("EBIT"), as defined in the agreements, to total interest expense must remain below certain thresholds. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be "added-back" in determining EBITDA for purposes of the indebtedness ratio. EBIT is calculated similarly to EBITDA except that depreciation and amortization are not "added-back." Total interest expense is calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of the Company's facilities would trigger cross defaults on its other borrowings.
As of September 30, 2018, the Company was in compliance with the provisions and covenants associated with its debt agreements.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2018 were as follows: $185.0 in one year, $7.0 in two years, $600.0 in three years and $500.0 in four years.

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

The following tables present the benefit obligation, plan assets and funded status of the plans:

	As of September 30,
	Pension		Postretirement
	2018	2017	2018	2017
Change in projected benefit obligation
Benefit obligation at beginning of year	$619.0	$650.2	$10.6	$12.4
Service cost	6.1	7.3	—	0.2
Interest cost	16.7	14.7	0.4	0.3
Actuarial (gain) loss	(17.1)	(22.6)	(2.1)	(2.6)
Benefits paid, net	(26.5)	(33.5)	(0.3)	(0.2)
Plan curtailments	—	(1.5)	—	—
Plan settlements	(20.5)	—	—	—
Expenses paid	(3.1)	(3.2)	—	—
Foreign currency exchange rate changes	(3.3)	7.6	(0.3)	0.5
Projected benefit obligation at end of year	571.3	619.0	8.3	10.6
Change in plan assets
Estimated fair value of plan assets at beginning of year	523.1	508.0	—	—
Actual return on plan assets	14.2	37.9	—	—
Company contributions	9.4	5.8	0.3	0.2
Plan settlements	(20.5)	—	—	—
Benefits paid	(26.5)	(33.4)	(0.3)	(0.2)
Expenses paid	(3.1)	(3.2)	—	—
Foreign currency exchange rate changes	(3.3)	8.0	—	—
Estimated fair value of plan assets at end of year	493.3	523.1	—	—
Funded status at end of year	$(78.0)	$(95.9)	$(8.3)	$(10.6)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statement of Changes in Shareholders' Equity:

	As of September 30,
	Pension		Postretirement
	2018	2017	2018	2017
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$4.5	$5.1	$—	$—
Current liabilities	(1.1)	(3.3)	(0.3)	(0.3)
Noncurrent liabilities	(81.4)	(97.7)	(8.0)	(10.3)
Net amount recognized	$(78.0)	$(95.9)	$(8.3)	$(10.6)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$153.4	$162.3	$(4.9)	$(3.1)
Prior service credit	—	—	—	—
Net amount recognized, pre-tax	$153.4	$162.3	$(4.9)	$(3.1)

Pre-tax changes recognized in other comprehensive income for fiscal 2018 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss arising during the year	$1.8	$(2.1)
Effect of exchange rates	(0.7)	0.1
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service cost	—	—
Amortization or settlement recognition of net (loss) gain	(10.0)	0.1
Total recognized in other comprehensive income	$(8.9)	$(1.9)

The minimum required contribution to our pension and post retirement plans in fiscal 2019 is $7.0 and $0.3, respectively; however, discretionary contributions may also be made.
The Company's expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2019	$36.0	$0.3
Fiscal 2020	35.7	0.3
Fiscal 2021	35.4	0.3
Fiscal 2022	35.5	0.4
Fiscal 2023	36.0	0.4
Fiscal 2024 to 2028	167.7	1.8

The accumulated benefit obligation for defined benefit pension plans was $558.8 and $606.3 at September 30, 2018 and 2017, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2018	2017
Projected benefit obligation	$418.4	$468.6
Accumulated benefit obligation	418.4	468.5
Estimated fair value of plan assets	340.4	367.6

Pension plan assets in the U.S. plan represent approximately 69% of assets in all of the Company's defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan's assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: approximately 48% and (b) debt securities, including U.S. bonds: approximately 52%. Actual allocations at September 30, 2018 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2018. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.

The following table presents pension and postretirement expense:

	Fiscal Year
	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Service cost	$6.1	$7.3	$5.1	$—	$0.2	$0.2
Interest cost	16.7	14.7	21.9	0.4	0.3	0.4
Expected return on plan assets	(31.7)	(31.9)	(31.0)	—	—	—
Amortization of unrecognized prior service cost	—	—	—	—	—	(0.1)
Recognized net actuarial loss (gain)	4.7	6.6	5.3	(0.1)	(0.4)	(1.0)
Settlement loss recognized	5.4	0.3	—	—	—	—
Net periodic benefit cost (credit)	1.2	(3.0)	1.3	0.3	0.1	(0.5)

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
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost (credit) during fiscal 2019, are as follows:

	Pension	Post- retirement
Net actuarial (loss) gain	$(4.3)	$0.2
Prior service (cost) credit	$—	$—

The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Plan obligations:
Discount rate	3.7%	3.3%	3.0%	4.0%	3.7%	2.8%
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A
Net periodic benefit cost:
Discount rate	3.3%	3.0%	3.8%	3.7%	2.8%	3.5%
Expected long-term rate of return on plan assets	6.1%	6.5%	7.4%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A

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

	As of September 30, 2018
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$82.5	$—	$82.5
International equity	68.1	—	68.1
Debt
U.S. government	—	172.1	172.1
Other government	—	2.0	2.0
Corporate	61.5	1.3	62.8
Cash and cash equivalents	3.5	1.3	4.8
Other	—	15.6	15.6
Total, excluding investments valued at net asset value ("NAV")	$215.6	$192.3	$407.9
Investments valued at NAV			85.4
Total	$215.6	$192.3	$493.3

	As of September 30, 2017
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$91.0	$—	$91.0
International equity	63.6	—	63.6
Debt
U.S. government	—	172.8	172.8
Other government	—	6.0	6.0
Corporate	—	67.3	67.3
Cash and cash equivalents	1.8	1.3	3.1
Other	—	21.1	21.1
Total, excluding investments valued at NAV	$156.4	$268.5	$424.9
Investments valued at NAV			98.2
Total	$156.4	$268.5	$523.1

The following table sets forth the estimated fair value of the Company's pension assets valued at NAV:

	As of September 30,
	2018	2017
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$11.0	$11.8
International equity	74.4	86.4
Total investments valued at NAV	$85.4	$98.2

There were no Level 3 pension assets as of September 30, 2018 and 2017.
The Company had no postretirement plan assets as of September 30, 2018 and 2017.

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

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participant's before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2018, 2017, and 2016 were $10.2, $11.2, and $10.1, respectively, and are reflected in SG&A and Cost of products sold.

Note 13 - Share-Based Payments
As of September 30, 2018, the Company had three share-based compensation plans - the 2018 Stock Incentive Plan (the "2018 Plan"), the Second Amended and Restated 2009 Incentive Stock Plan (the "2009 Plan") and the Incentive Stock Plan. The Incentive Stock Plan was superseded by the 2009 Plan, which was then superseded by the 2018 Stock Incentive Plan. New awards granted after January 2018 are issued under the 2018 Plan. The 2018 Plan provides for the award of restricted stock, RSE awards or share options to purchase the Company's common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2018 Plan is 12.0, of which 5.2 were available for future awards as of September 30, 2018.
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
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company's share-based compensation arrangements were $17.0, $22.2 and $25.6 for fiscal 2018, 2017 and 2016, respectively, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $4.6, $8.3 and $9.6, for fiscal 2018, 2017 and 2016, respectively. Restricted stock issuance and shares issued for share option exercises under the Company's share-based compensation program are generally issued from treasury shares.

Share Options
The following table summarizes share option activity during fiscal 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on October 1, 2017	0.5	$94.12
Granted	0.1	58.90
Canceled	(0.1)	88.00
Exercised	—	—
Outstanding on September 30, 2018	0.5	$88.77	7.4	$—

Vested and unvested expected to vest as of September 30, 2018	0.5	$88.77	7.4	$—
Exercisable on September 30, 2018	0.3	97.98
No share options were exercised in fiscal 2018, 2017 or 2016.

The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. During fiscal 2018 and 2017, the Company granted 0.1 and 0.2 non-qualified share option awards to certain executives and employees with a grant-date fair value of $1.6 and $3.2, respectively. No share option awards were granted during fiscal 2016. The following table presents the Company's weighted average fair value per option and the assumptions utilized in the Black-Scholes option pricing model.

	2018	2017
Weighted-average fair value per share option	$16.29	$19.96
Expected volatility	23.00%	24.00%
Risk-free interest rate	2.27%	1.53%
Expected share option life (in years)	6.0	6.0
Dividend yield	—%	—%

As of September 30, 2018, there was an estimated $1.4 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of approximately 1.6 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2018:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2017	0.5	$83.19
Granted	0.4	57.23
Vested	(0.2)	86.90
Canceled	(0.1)	70.79
Non-vested at September 30, 2018	0.6	64.56

The Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. The estimated fair value of the award is determined using the closing share price of the Company's common stock on the date of grant. As of September 30, 2018, there were 0.1 performance-based RSE awards outstanding, which are included in the table above.
As of September 30, 2018, there was an estimated $21.5 of total unrecognized compensation costs related to RSE awards, which will be recognized over a weighted-average period of approximately 2.2 years. The weighted-average estimated fair value per RSE award granted in fiscal 2018, 2017 and 2016 was $57.23, $74.71, and $84.92, respectively. The estimated fair value of RSE awards vested in fiscal 2018, 2017 and 2016 was $15.7, $24.9, and $44.1, respectively.

Note 14 - Shareholders' Equity
At September 30, 2018, there were 300.0 shares of the Company's common stock authorized, of which 1.2 shares were reserved for outstanding awards under the 2018, 2009 and Incentive Stock Plans. The Company's Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value of preferred stock. As of September 30, 2018, there were no shares of preferred stock issued or outstanding.
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. This authorization replaced a prior share repurchase authorization from May 2015. During fiscal 2018, the Company repurchased 2.1 shares of its common stock for $124.4, all of which were purchased under the previous authorization from May 2015. The Company has 10.0 shares remaining under the January 2018 Board authorization to repurchase its common shares in the future. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

During fiscal 2018, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSE awards.
During fiscal 2018, 2017 and 2016, the Company paid $0.1, $1.6 and $0.6, respectively, of cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015, and does not currently intend to declare dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and the Company's financial condition and will be declared at the sole discretion of the Board.

Note 15 - Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) ("AOCI"), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2016	$(68.1)	$(126.3)	$(2.8)	$(197.2)
OCI before reclassifications (1)	39.1	20.8	3.5	63.4
Reclassifications to earnings	—	4.2	(1.8)	2.4
Balance at September 30, 2017	(29.0)	(101.3)	(1.1)	(131.4)
OCI before reclassifications (1)	(11.6)	0.9	2.6	(8.1)
Reclassifications to earnings	—	7.3	1.1	8.4
Adoption of ASU 2018-02	—	(17.2)	—	(17.2)
Balance at September 30, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2018	2017	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$(1.5)	$2.6	Other expense (income), net
	(1.5)	2.6	Total before tax
	0.4	(0.8)	Tax expense (benefit)
	$(1.1)	$1.8	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	$—	$—	(1)
Actuarial losses	4.5	6.2	(1)
Settlements	5.4	0.3	(1)
	9.9	6.5	Total before tax
	(2.6)	(2.3)	Tax expense (benefit)
	$7.3	$4.2	Net of tax

Total reclassifications for the period	$6.2	$6.0	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost. See Note 12 of Notes to Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at September 30, 2018 and 2017, as well as the Company's objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2018, the Company had $192.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Company's revolving credit facilities in the U.S. and a term loan.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates (collectively, "Wal-Mart"), accounted for approximately 23% of net sales in fiscal 2018. No other customer accounted for more than 10.0% of the Company's consolidated net sales. Purchases by Wal-Mart included products from all of the Company's segments. Additionally, in fiscal 2018, Target Corporation represented approximately 11%, 10% and 15% of net sales for the Company's Sun and Skin Care, Feminine Care and All Other segments, respectively. Finally, sales to Amazon in fiscal 2018 represented approximately 15% of net sales for the Company's All Other segments.
Product Concentration. Within the Wet Shave segment, the Company's razor and blades represented 53%, 53% and 53% of net sales and within the Sun and Skin Care segment, sun care products represented 15%, 15% and 14% of net sales during fiscal 2018, 2017 and 2016, respectively.

Cash Flow Hedges
At September 30, 2018, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $3.9 and an unrealized pre-tax loss of $1.6 at September 30, 2018 and 2017, respectively, on these forward currency contracts accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2018 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2018 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2020. There were 63 open foreign currency contracts at September 30, 2018 with a total notional value of $134.2.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in gains of $1.7 and $2.4 for fiscal 2018 and 2017, respectively, which were recorded in Other expense (income), net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2018, with a total notional value of $65.4.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	September 30, 2018	September 30, 2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$3.9	$(1.6)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$1.3	$0.4

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Fiscal Year
	2018	2017	2016
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$3.9	$5.4	$(7.7)
Gain reclassified from AOCI into income (effective portion) (1) (2)	(1.5)	2.7	1.2
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$1.7	$2.4	$(10.1)

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

(2)	Gain (loss) was recorded in Other expense (income), net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	As of September 30, 2018		As of September 30, 2017
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$5.3	$—	$2.5	$(3.7)
Gross amounts offset in the balance sheet	(0.1)	—	(0.1)	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$5.2	$—	$2.4	$(3.6)

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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

	As of September 30,
	2018	2017
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(46.9)	$(60.9)
Derivatives - foreign currency contracts	5.2	(1.2)
Net liabilities at estimated fair value	$(41.7)	$(62.1)

At September 30, 2018 and 2017, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At September 30, 2018 and 2017, the fair market value of fixed rate long-term debt was $1,061.2 and $1,143.8, respectively, compared to its carrying value of $1,096.8 and $1,095.7, respectively. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, excluding revolving credit facilities, which consists of bank debt, was $185.0 compared to its carrying value of $184.9 and $184.7 at September 30, 2018 and 2017, respectively. The estimated fair value is equal to the face value of the debt. The estimated fair values of long-term debt, excluding revolving credit facilities, have been determined based on level 2 inputs.
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
At September 30, 2018, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 17 - Commitments and Contingencies
Operating Leases
Total rental expense less sublease rental income for all operating leases was $17.5, $15.9 and $13.1 in fiscal 2018, 2017 and 2016, respectively. Future minimum rental commitments under non-cancellable operating leases in effect as of September 30, 2018, are $15.0 in fiscal 2019, $12.6 in fiscal 2020, $8.0 in fiscal 2021, $6.7 in fiscal 2022, $6.1 in fiscal 2023 and $7.8 thereafter. These leases are primarily for office facilities.

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

•
Sun and Skin Care consists of Banana Boat and Hawaiian Tropic sun care products and Jack Black and Bulldog men's skin care products, as well as Wet Ones wipes and Playtex household gloves until the sale of the gloves business in October 2017.

•	Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide and Sport, Stayfree, Carefree and o.b. brands.

•	All Other includes infant care products, such as bottles, cups and pacifiers, under the Playtex, OrthoPro and Binky brand names, as well as the Diaper Genie and Litter Genie disposal systems.

Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, Sun Care reformulation costs, the sale of the Playtex gloves and industrial blade businesses, pension settlement expense, Jack Black integration costs, spin costs and the amortization and impairment of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management's view on how it evaluates segment performance.
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
Segment net sales and profitability are presented below:

	Fiscal Year
	2018	2017	2016
Net Sales
Wet Shave	$1,330.1	$1,375.3	$1,425.8
Sun and Skin Care	449.7	440.4	414.9
Feminine Care	329.5	351.6	388.9
All Other	125.1	131.1	132.4
Total net sales	$2,234.4	$2,298.4	$2,362.0

Segment Profit
Wet Shave	$269.1	$294.9	$290.2
Sun and Skin Care	80.7	98.8	89.5
Feminine Care	38.0	28.9	39.1
All Other	19.8	26.6	28.4
Total segment profit	407.6	449.2	447.2

General corporate and other expenses	(67.8)	(76.0)	(80.4)
Restructuring and related costs (1)	(39.9)	(30.3)	(38.8)
Impairment charges	(24.4)	(319.0)	(6.5)
Sun Care reformulation costs (2)	(25.3)	—	—
Gain on sale of Playtex gloves	15.3	—	—
Pension settlement expense (3)	(5.4)	—	—
Jack Black acquisition and integration costs	(5.2)	—	—
Spin costs (4)	—	—	(12.0)
Industrial sale charges	—	—	(0.2)
Amortization of intangibles	(17.7)	(17.8)	(14.4)
Interest and other expense, net	(73.4)	(59.0)	(75.0)
Total earnings (loss) before income taxes	$163.8	$(52.9)	$219.9

Depreciation and amortization
Wet Shave	$49.0	$46.6	$45.8
Sun and Skin Care	13.6	12.9	11.3
Feminine Care	12.0	14.0	19.3
All Other	5.3	5.0	5.1
Total segment depreciation and amortization	79.9	78.5	81.5
Corporate	17.7	17.7	15.0
Total depreciation and amortization	$97.6	$96.2	$96.5

	Fiscal Year
	2018	2017	2016
Total Assets
Wet Shave	$732.9	$755.5
Sun and Skin Care	174.3	159.1
Feminine Care	184.0	206.9
All Other	38.3	36.0
Total segment assets	1,129.5	1,157.5
Corporate (5)	274.0	513.7
Goodwill and other intangible assets, net	2,549.8	2,517.6
Total assets	$3,953.3	$4,188.8

Capital Expenditures
Wet Shave	$36.3	$40.7	$39.9
Sun and Skin Care	11.7	12.8	12.4
Feminine Care	10.1	11.2	12.6
All Other	3.9	4.3	4.2
Total segment capital expenditures	62.0	69.0	69.1
Corporate	—	—	0.4
Total capital expenditures	$62.0	$69.0	$69.5

(1)
Includes pre-tax SG&A of $1.4 for fiscal 2018, associated with certain information technology enablement expenses related to Project Fuel. Includes Cost of products sold of $0.7 and $1.8 for fiscal 2017 and 2016, respectively.

(2)
Includes Cost of products sold of $25.3 for fiscal 2018 due to costs associated with the write-off of select sun care product inventories due to a change of formulas in advance of next year's Sun Care season.

(3)
Pension settlement expense was the result of increased lump sum benefit payments in fiscal 2018 from higher employee turnover associated with Project Fuel. The lump sum benefit payments are not expected to be recurring in nature.

(4)	Includes SG&A and Cost of products sold of $11.8 and $0.2 for fiscal 2016, respectively.

(5)	Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments.

The following table presents the Company's net sales and long-lived assets by geographic area:

	Fiscal Year
	2018	2017	2016
Net Sales to Customers
United States	$1,245.8	$1,330.5	$1,392.0
International	988.6	967.9	970.0
Total net sales	$2,234.4	$2,298.4	$2,362.0

Long-lived Assets
United States	$316.9	$335.7
Germany	39.0	38.7
Other International	68.2	79.0
Total long-lived assets excluding goodwill and other intangibles, net	$424.1	$453.4

The Company's international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company's total net sales. For information on customer concentration and product concentration risk, see Note 16 of Notes to Consolidated Financial Statements.

Supplemental product information is presented below for net sales:

	Fiscal Year
	2018	2017	2016
Razors and blades	$1,185.4	$1,222.0	$1,259.5
Sun care products	342.0	353.1	337.7
Tampons, pads and liners	329.4	351.6	388.9
Shaving gels and creams	144.7	153.3	166.3
Infant care and other	125.2	131.1	132.4
Skin care products	107.7	87.3	77.2
Total net sales	$2,234.4	$2,298.4	$2,362.0

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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Edgewell Personal Care Company (the "Parent Company"), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors and the Non-Guarantors.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,477.5	$1,073.1	$(316.2)	$2,234.4
Cost of products sold	—	894.4	619.4	(316.2)	1,197.6
Gross profit	—	583.1	453.7	—	1,036.8

Selling, general and administrative expense	—	238.6	153.6	—	392.2
Advertising and sales promotion expense	—	177.9	115.4	—	293.3
Research and development expense	—	61.1	—	—	61.1
Gain on sale of Playtex gloves	—	(15.3)	—	—	(15.3)
Impairment charge	—	24.4	—	—	24.4
Restructuring charges	—	31.9	6.6	—	38.5
Pension settlement loss	—	4.6	0.8	—	5.4
Interest expense associated with debt	53.5	13.6	0.9	—	68.0
Other expense, net	—	2.3	3.1	—	5.4
Intercompany service fees	—	(14.5)	14.5	—	—
Equity in earnings of subsidiaries	(142.3)	(128.8)	—	271.1	—
Earnings before income taxes	88.8	187.3	158.8	(271.1)	163.8
Income tax (benefit) provision	(14.5)	45.0	30.0	—	60.5
Net earnings	$103.3	$142.3	$128.8	$(271.1)	$103.3

Statement of Comprehensive Income:
Net earnings	$103.3	$142.3	$128.8	$(271.1)	$103.3
Other comprehensive loss, net of tax	(16.9)	(16.9)	(8.3)	25.2	(16.9)
Total comprehensive income	$86.4	$125.4	$120.5	$(245.9)	$86.4

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,578.2	$1,080.4	$(360.2)	$2,298.4
Cost of products sold	—	908.4	619.6	(360.2)	1,167.8
Gross profit	—	669.8	460.8	—	1,130.6

Selling, general and administrative expense	—	248.1	141.9	—	390.0
Advertising and sales promotion expense	—	207.4	110.9	—	318.3
Research and development expense	—	67.0	0.6	—	67.6
Impairment charge	—	319.0	—	—	319.0
Restructuring charges	—	9.7	19.9	—	29.6
Interest expense associated with debt	53.5	14.4	1.3	—	69.2
Other income, net	—	—	(10.2)	—	(10.2)
Intercompany service fees	—	(20.0)	20.0	—	—
Equity in earnings of subsidiaries	(39.2)	(153.0)	—	192.2	—
(Loss) earnings before income taxes	(14.3)	(22.8)	176.4	(192.2)	(52.9)
Income tax (benefit) provision	(20.0)	(62.0)	23.4	—	(58.6)
Net earnings	$5.7	$39.2	$153.0	$(192.2)	$5.7

Statement of Comprehensive Income:
Net earnings	$5.7	$39.2	$153.0	$(192.2)	$5.7
Other comprehensive income, net of tax	65.8	65.8	57.2	(123.0)	65.8
Total comprehensive income	$71.5	$105.0	$210.2	$(315.2)	$71.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,627.9	$1,141.6	$(407.5)	$2,362.0
Cost of products sold	—	942.6	667.0	(407.5)	1,202.1
Gross profit	—	685.3	474.6	—	1,159.9

Selling, general and administrative expense	5.3	264.3	143.1	—	412.7
Advertising and sales promotion expense	—	224.4	112.3	—	336.7
Research and development expense	—	70.4	1.5	—	71.9
Impairment charge	—	6.5	—	—	6.5
Restructuring charges	—	15.0	22.0	—	37.0
Industrial sale charges	—	0.2	—	—	0.2
Interest expense associated with debt	54.5	10.2	7.1	—	71.8
Other (income) expense, net	—	(1.3)	4.5	—	3.2
Intercompany service fees	—	(17.5)	17.5	—	—
Equity in earnings of subs	(216.2)	(112.6)	—	328.8	—
Earnings before income taxes	156.4	225.7	166.6	(328.8)	219.9
Income tax (benefit) provision	(22.3)	22.7	40.8	—	41.2
Net earnings	178.7	203.0	125.8	(328.8)	178.7

Statement of Comprehensive (Loss) Income:
Net earnings	$178.7	$203.0	$125.8	$(328.8)	$178.7
Other comprehensive loss, net of tax	(28.0)	(29.4)	(18.4)	47.8	(28.0)
Total comprehensive income	$150.7	$173.6	$107.4	$(281.0)	$150.7

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$2.5	$263.9	$—	$266.4
Trade receivables, net	—	46.1	180.4	—	226.5
Inventories	—	175.4	154.1	—	329.5
Other current assets	—	48.8	80.0	—	128.8
Total current assets	—	272.8	678.4	—	951.2
Investment in subsidiaries	3,760.0	1,227.4	—	(4,987.4)	—
Intercompany receivables, net (1)	—	836.1	63.9	(900.0)	—
Property, plant and equipment, net	—	316.7	107.4	—	424.1
Goodwill	—	1,037.5	413.3	—	1,450.8
Other intangible assets, net	—	886.5	212.5	—	1,099.0
Other assets	1.0	0.1	27.1	—	28.2
Total assets	$3,761.0	$4,577.1	$1,502.6	$(5,887.4)	$3,953.3

Liabilities and Shareholders' Equity
Current liabilities	$19.7	$471.8	$225.5	$—	$717.0
Intercompany payables, net (1)	900.0	—	—	(900.0)	—
Long-term debt	1,096.7	7.1	—	—	1,103.8
Deferred income tax liabilities	—	142.6	33.5	—	176.1
Other liabilities	—	195.6	16.2	—	211.8
Total liabilities	2,016.4	817.1	275.2	(900.0)	2,208.7
Total shareholders' equity	1,744.6	3,760.0	1,227.4	(4,987.4)	1,744.6
Total liabilities and shareholders' equity	$3,761.0	$4,577.1	$1,502.6	$(5,887.4)	$3,953.3

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash from operating activities	$127.5	$346.2	$141.2	$(350.2)	$264.7

Cash Flow from Investing Activities
Capital expenditures	—	(46.6)	(15.4)	—	(62.0)
Proceeds on sale of fixed assets	—	4.7	—	—	4.7
Acquisition, net of cash acquired	—	(90.2)	—	—	(90.2)
Playtex glove sale	—	19.0	—	—	19.0
Net cash used by investing activities	—	(113.1)	(15.4)	—	(128.5)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	550.0	—	—	550.0
Cash payments on debt with original maturities greater than 90 days	—	(788.0)	—	—	(788.0)
Net increase (decrease) in debt with original maturity days of 90 or less	—	1.0	(10.7)	—	(9.7)
Payments for intercompany notes	—	—	(350.2)	350.2	—
Common shares purchased	(124.4)	—	—	—	(124.4)
Employee share withheld for taxes	(3.1)	—	—	—	(3.1)
Net cash used by financing activities	(127.5)	(237.0)	(360.9)	350.2	(375.2)

Effect of exchange rate changes on cash	—	—	2.5	—	2.5

Net decrease in cash and cash equivalents	—	(3.9)	(232.6)	—	(236.5)
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$2.5	$263.9	$—	$266.4

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash from operating activities	$182.9	$63.1	$142.6	$(75.0)	$313.6

Cash Flow from Investing Activities
Proceeds from intercompany notes	—	1.9	—	(1.9)	—
Capital expenditures	—	(51.7)	(17.3)	—	(69.0)
Acquisitions, net of cash acquired	—	—	(34.0)	—	(34.0)
Proceeds on sale of fixed assets	—	5.9	12.5	—	18.4
Net cash used by investing activities	—	(43.9)	(38.8)	(1.9)	(84.6)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	271.0	—	—	271.0
Cash payments on debt with original maturities greater than 90 days	—	(291.0)	(277.0)	—	(568.0)
Payment for intercompany notes	—	—	(1.9)	1.9	—
Net increase in debt with original maturity days of 90 or less	—	1.4	0.6	—	2.0
Common shares purchased	(165.4)	—	—	—	(165.4)
Intercompany dividend	—	—	(75.0)	75.0	—
Other, net	(0.1)	—	(0.1)	—	(0.2)
Employee share withheld for taxes	(17.4)	—	—	—	(17.4)
Net cash used by financing activities	(182.9)	(18.6)	(353.4)	76.9	(478.0)

Effect of exchange rate changes on cash	—	—	13.0	—	13.0

Net increase (decrease) in cash and cash equivalents	—	0.6	(236.6)	—	(236.0)
Cash and cash equivalents, beginning of period	$—	$5.8	$733.1	$—	$738.9
Cash and cash equivalents, end of period	$—	$6.4	$496.5	$—	$502.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2016

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash from (used by) operating activities	$218.2	$(47.0)	$47.4	$(31.8)	$186.8

Cash Flow from Investing Activities
Capital Expenditures	—	(51.8)	(17.7)	—	(69.5)
Payment for equity contributions	(10.6)	(11.1)	—	21.7	—
Net cash (used by) from investing activities	(10.6)	(62.9)	(17.7)	21.7	(69.5)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	746.0	10.3	—	756.3
Cash payments on debt with original maturities greater than 90 days	—	(631.0)	—	—	(631.0)
Net (decrease) increase in debt with original maturity days of 90 or less	—	(12.8)	1.7	—	(11.1)
Other, net	(0.6)	—	—	—	(0.6)
Common shares purchased	(196.6)	—	—	—	(196.6)
Proceeds from equity contribution	—	10.6	11.1	(21.7)	—
Employee share withheld for taxes	(10.4)	—	—	—	(10.4)
Intercompany dividend	—	—	(31.8)	31.8	—
Net cash (used by) from financing activities	(207.6)	112.8	(8.7)	10.1	(93.4)

Effect of exchange rate changes on cash	—	—	2.9	—	2.9

Net increase in cash and cash equivalents	—	2.9	23.9	—	26.8
Cash and cash equivalents, beginning of period	—	2.9	709.2	—	712.1
Cash and cash equivalents, end of period	$—	$5.8	$733.1	$—	$738.9

Note 20 - Quarterly Financial Information (Unaudited)

	Fiscal 2018 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$468.3	$608.1	$620.6	$537.4
Gross profit (3)(6)	200.3	302.1	302.7	231.7
Net earnings (loss) (1)(2)(3)(4)(5)(6)	6.7	65.1	12.1	19.4

Basic earnings per share (7)	0.12	1.21	0.23	0.36
Diluted earnings per share (7)	0.12	1.20	0.22	0.36

	Fiscal 2017 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$485.0	$611.0	$637.5	$564.9
Gross profit	228.0	309.6	322.1	270.9
Net earnings (1) (2)	33.5	65.7	54.9	(148.4)

Basic earnings per share (7)	0.58	1.14	0.96	(2.61)
Diluted earnings per share (7)	0.58	1.14	0.95	(2.61)

(1)
Restructuring and related costs were $3.7, $15.9 and $20.3 for the second, third and fourth quarters of fiscal 2018, respectively, and $7.2, $5.6, $12.8 and $4.7 for the first, second, third and fourth quarters of fiscal 2017, respectively. See Note 5 of Notes to Consolidated Financial Statements.

(2)
The third quarter of fiscal 2018 and the fourth quarter of fiscal 2017 includes a non-cash impairment charge of $24.4 and $319.0 related to intangible assets, respectively. See Note 8 of Notes to Consolidated Financial Statements.

(3)	The fourth quarter of fiscal 2018 includes charges to Cost of products sold of $25.3 related to Sun Care reformulation costs.

(4)	The sale of the Playtex gloves business resulted in a gain of $15.9 in the first quarter of fiscal 2018 and additional costs of $0.6 in the third quarter of fiscal 2018.

(5)	Includes pension settlement costs totaling $5.4 in the fourth quarter of fiscal 2018.

(6)
Includes Jack Black acquisition and integration costs impacting SG&A of $2.6, $0.5 and $0.3 in the second, third and fourth quarters of fiscal 2018, respectively. Additionally, the impact of Jack Black acquisition and integration costs to Cost of products sold totaled $1.8 in the third quarter of fiscal 2018.

(7)
Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.

Note 21 - Subsequent Event

Nazareth Production Facility
In October 2018, the Company announced its intention to close its production facility in Nazareth, Israel as part of Project Fuel. The production from this site will be redistributed across multiple locations best positioned to serve regional needs. The transfer of production will take approximately 12 to 18 months to complete during which the facility will continue to operate.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as defined under Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management determined that our internal control over financial reporting was effective as of September 30, 2018.
The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission ("SEC") within 120 days after September 30, 2018.
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

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than 5% of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2018.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP, our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)	Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income for the fiscal years ended September 30, 2018, 2017 and 2016.

•	Consolidated Balance Sheets as of September 30, 2018 and 2017.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2018, 2017 and 2016.

•	Consolidated Statement of Changes in Shareholders' Equity for the period from October 1, 2015 to September 30, 2018.

•	Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2018	2017	2016
Allowance for Doubtful Accounts
Balance at beginning of year	$4.3	$4.9	$5.4
Provision charged to expense, net of reversals	2.3	(0.4)	(0.3)
Write-offs, less recoveries, translation, other	(0.6)	(0.2)	(0.2)
Balance at end of year	$6.0	$4.3	$4.9

Income Tax Valuation Allowance
Balance at beginning of year	$8.4	$8.5	$8.4
Provision charged to expense	0.7	0.1	—
Write-offs, less recoveries, translation, other	(2.1)	(0.2)	0.1
Balance at end of year	$7.0	$8.4	$8.5

3)	Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

By	/s/ David P. Hatfield
David P. Hatfield
Chief Executive Officer

Date: November 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ David P. Hatfield
David P. Hatfield (principal executive officer)	Chief Executive Officer and Chairman of the Board

/s/ Rod R. Little
Rod R. Little (principal financial officer)	Chief Financial Officer

/s/ Robert Black
Robert Black	Director

/s/ George Corbin
George Corbin	Director

/s/ Daniel J. Heinrich
Daniel J. Heinrich	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ R. David Hoover
R. David Hoover	Director

/s/ James C. Hunter
James C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Elizabeth Valk Long
Elizabeth Valk Long	Director

/s/ Joseph D. O'Leary
Joseph D. O'Leary	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

/s/ Gary Waring
Gary Waring	Director

Date: November 16, 2018

EXHIBIT INDEX

Exhibit Number	Exhibit
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

10.11	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of the Company’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.12**	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement for the fiscal year ended September 30, 2016).

10.13**	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.14**	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.15**	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.16**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014).

10.17**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.18**	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.19**	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.20**	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.21*,**	Form of annual Restricted Stock Equivalent Award Agreement for Directors.

10.22**
Form of appointment Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.23**	Form of Change of Control Employment Agreement, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 6, 2009).

10.24**
Form of Change of Control Employment Agreement for use with designated individuals subsequent to January 1, 2012 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.25**	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.26**	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2017).

10.27**
January 1, 2015 Restatement of the Company's Executive Savings Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.28**
Amendment to the Company's Executive Savings Investment Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.29**
2010 Restatement of the Company's Supplemental Executive Retirement Plan dated October 15, 2010 (incorporated by reference to Exhibit 10.54 of Amendment No. 1 to the Company's Annual Report on Form 10-K/A, filed May 16, 2011).

10.30**
First Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form10-K for the year ended September 30, 2015).

10.31**
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

10.33**
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

10.35**
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

10.37**
Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.38**	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.39**	Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.40**	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

10.41**	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2016, 2017 and 2018, (ii) the Consolidated Balance Sheets at September 30, 2017 and 2018, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2017 and 2018, (iv) Consolidated Statement of Changes in Shareholders' Equity for the period from October 1, 2015 to September 30, 2018, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2018.

*Filed herewith.
**Denotes a management contract or compensatory plan or arrangement.
***The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.