Form 10-Q
period 2018-12-31
EDGEWELL PERSONAL CARE Co
filed 2019-02-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-15401
____________________________________________________________________________________________________________
EDGEWELL PERSONAL CARE COMPANY
(Exact name of registrant as specified in its charter)

Missouri	43-1863181
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

6 Research Drive
Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203) 944-5500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common shares, $0.01 par value - 54,117,516 shares as of January 31, 2019.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2018	2017
Net sales	$457.1	$468.3
Cost of products sold	263.6	269.0
Gross profit	193.5	199.3

Selling, general and administrative expense	87.3	97.9
Advertising and sales promotion expense	51.6	49.0
Research and development expense	12.6	16.1
Restructuring charges	17.1	—
Gain on sale of Playtex gloves	—	(15.9)
Interest expense associated with debt	16.0	17.8
Other expense, net	1.3	1.3
Earnings before income taxes	7.6	33.1
Income tax provision	8.0	26.4
Net (loss) earnings	$(0.4)	$6.7

Earnings per share:
Basic net (loss) earnings per share	$(0.01)	$0.12
Diluted net (loss) earnings per share	$(0.01)	$0.12

Statements of Comprehensive Income:
Net (loss) earnings	$(0.4)	$6.7
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(10.8)	9.5
Pension and postretirement activity, net of tax of $0.1 and $0.3	—	0.4
Deferred (loss) gain on hedging activity, net of tax of $(0.7) and $0.1	(1.3)	0.2
Total other comprehensive (loss) income, net of tax	(12.1)	10.1
Total comprehensive (loss) income	$(12.5)	$16.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2018	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$239.9	$266.4
Trade receivables, less allowance for doubtful accounts of $5.7 and $6.0	163.6	226.5
Inventories	367.3	329.5
Other current assets	128.8	128.8
Total current assets	899.6	951.2
Property, plant and equipment, net	410.4	424.1
Goodwill	1,446.2	1,450.8
Other intangible assets, net	1,092.8	1,099.0
Other assets	32.3	28.2
Total assets	$3,881.3	$3,953.3

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$185.0	$184.9
Notes payable	10.1	8.2
Accounts payable	207.3	238.4
Other current liabilities	212.6	285.5
Total current liabilities	615.0	717.0
Long-term debt	1,136.0	1,103.8
Deferred income tax liabilities	175.7	176.1
Other liabilities	215.3	211.8
Total liabilities	2,142.0	2,208.7
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,116,990 and 54,040,386 outstanding	0.7	0.7
Additional paid-in capital	1,625.0	1,628.3
Retained earnings	1,086.6	1,083.1
Common shares in treasury at cost, 11,134,999 and 11,211,603	(812.6)	(819.2)
Accumulated other comprehensive loss	(160.4)	(148.3)
Total shareholders’ equity	1,739.3	1,744.6
Total liabilities and shareholders’ equity	$3,881.3	$3,953.3

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2018	2017
Cash Flow from Operating Activities
Net (loss) earnings	$(0.4)	$6.7
Depreciation and amortization	22.1	24.8
Share-based compensation expense	4.9	4.8
Loss (gain) on sale of assets	0.7	(13.9)
Deferred income taxes	(0.1)	(28.9)
Other, net	5.1	(4.8)
Changes in operating assets and liabilities	(78.7)	(12.8)
Net cash used by operating activities	(46.4)	(24.1)

Cash Flow from Investing Activities
Capital expenditures	(9.4)	(11.6)
Playtex gloves sale	—	19.0
Proceeds from sale of assets	4.0	2.1
Collection of deferred purchase price on accounts receivable sold	2.5	1.7
Net cash (used by) from investing activities	(2.9)	11.2

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	137.0	253.0
Cash payments on debt with original maturities greater than 90 days	(105.0)	(100.0)
Net decrease in debt with original maturities of 90 days or less	(0.9)	(1.3)
Common shares purchased	—	(115.2)
Net financing inflow (outflow) from the Accounts Receivable Facility	(5.1)	1.4
Employee shares withheld for taxes	(1.5)	(2.0)
Net cash from financing activities	24.5	35.9

Effect of exchange rate changes on cash	(1.7)	4.0

Net (decrease) increase in cash and cash equivalents	(26.5)	27.0
Cash and cash equivalents, beginning of period	266.4	502.9
Cash and cash equivalents, end of period	$239.9	$529.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net loss	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(10.8)	(10.8)
Pension and postretirement activity	—	—	—	—	—	—	—	—
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Deferred loss on hedging activity	—	—	—	—	—	—	(1.3)	(1.3)
Activity under share plans	—	—	0.1	6.6	(3.3)	—	—	3.3
Balance at December 31, 2018	65.2	$0.7	(11.1)	$(812.6)	$1,625.0	$1,086.6	$(160.4)	$1,739.3

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2017	65.2	$0.7	(9.2)	$(703.9)	$1,623.4	$952.9	$(131.4)	$1,741.7
Net earnings	—	—	—	—	—	6.7	—	6.7
Foreign currency translation adjustments	—	—	—	—	—	—	9.5	9.5
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred gain on hedging activity	—	—	—	—	—	—	0.2	0.2
Repurchase of shares	—	—	(2.0)	(115.2)	—	—	—	(115.2)
Activity under share plans	—	—	0.1	5.6	(2.7)	9.6	—	12.5
Balance at December 31, 2017	65.2	$0.7	(11.1)	$(813.5)	$1,620.7	$969.2	$(121.3)	$1,655.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company, and its subsidiaries (collectively, “Edgewell” or the “Company”), is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care, and infant care categories. Edgewell has a portfolio of over 25 brands and a global footprint in more than 50 countries.
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Shave Guard® and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black® and Bulldog® men’s skin care products, Wet Ones® wipes, and, until its sale in October 2017, the Playtex® household gloves business.

•	Feminine Care includes tampons, pads, and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree®, and o.b.® brands.

•
All Other includes infant care products, such as bottles, cups, and pacifiers, sold under the Playtex, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 19, 2018.
Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. During 2016, the FASB issued three ASUs clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The Company adopted the ASU for revenue recognition beginning October 1, 2018 using the modified retrospective method. Revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. As a result, the adoption of the ASU did not have a material impact on the timing of revenue recognition. The adoption resulted in the recognition of a $5.3 inventory return asset included in Miscellaneous receivables on the Condensed Consolidated Balance Sheet as of October 1, 2018 with an offsetting increase to the returns reserve in Other current liabilities. The adoption resulted in the recognition of a $1.3 liability for advanced payments from customers in Other current liabilities with a corresponding increase to Trade receivables to reclassify advanced payments from customers from contra-Trade receivables as of October 1, 2018. Refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

In August 2016, the FASB issued an ASU intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, the sale of accounts receivable, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The Company adopted the ASU beginning October 1, 2018. The Company noted that the adoption of the ASU resulted in the reclassification of approximately $2.5 and $1.7 in operating cash inflows for the quarters ended December 31, 2018 and 2017, respectively, associated with the $150 uncommitted master accounts receivable purchase agreement entered into on September 15, 2017 with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”) to investing cash inflows in the Consolidated Statement of Cash Flows.
In October 2016, the FASB issued an ASU intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property, plant, and equipment, when the transfer occurs. The Company adopted the standard beginning October 1, 2018. The impact of the adoption of the ASU resulted in the recognition of a deferred tax asset and a credit to retained earnings of $3.9.
In January 2017, the FASB issued an ASU clarifying the definition of a business, reducing the number of transactions that need to be further evaluated, and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments set forth in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similarly identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business and removes the evaluation of whether a market participant could replace the missing elements. The Company adopted the ASU beginning October 1, 2018. The impact of the ASU will be dependent upon the nature of any future acquisitions or dispositions made by the Company.
In March 2017, the FASB issued an ASU intended to improve the presentation of net periodic pension and postretirement benefit cost. The amendment changes these requirements so that only the service cost component is recorded in the same line item as other compensation costs for the applicable employees, and all other components of net periodic pension and postretirement benefit cost are recorded on a separate line item outside of income from operations. The amendments also specify that only the service cost component is eligible for capitalization. The Company adopted the ASU as of October 1, 2018, applied the ASU retrospectively for the presentation of the cost components, and applied the ASU prospectively for the capitalization of the service cost component. The adoption impacted the Consolidated Statement of Operations for the quarter ended December 31, 2017 and resulted in a reclassification that increased Cost of products sold, Selling, general and administrative expense (“SG&A”) and Other income, net by $1.0, $0.7, and $1.7, respectively.
In May 2017, the FASB issued an ASU that clarifies the scope of accounting for modifications of share-based payment awards. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the ASU beginning October 1, 2018 and noted that the impact on its financial statements was not material.
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued an ASU which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company has begun assessing the impact of the standard including identification of the lease portfolio and business process changes required to correctly apply the guidance. The Company does not expect to early adopt this guidance and is in the process of evaluating its impact on the financial statements; however, the Company believes the primary impacts will be a material increase in both assets and liabilities to include operating leases on the Consolidated Balance Sheets.
No other new accounting pronouncement issued or effective during the fiscal 2019 which was not previously disclosed in our Annual Report on Form 10-K filed with the SEC on November 19, 2018 had or is expected to have a material impact on our consolidated financial statements or related disclosures.

Note 2 - Revenue Recognition
On October 1, 2018, the Company adopted ASU 2014-09 which provided guidance for accounting for revenue from contracts with customers. The Company adopted the standard beginning October 1, 2018 using the modified retrospective method and applied the standard to contracts not completed at the adoption date. No adjustment to retained earnings was required on October 1, 2018. The adoption resulted in changes to how the Company reflects returns and advanced payments received from customers on the Consolidated Balance Sheet. Results for periods ending after October 1, 2018 are recognized and presented in accordance with the new standard, while prior period amounts have not been adjusted and continue to be reported in accordance with the prior accounting guidance.
Other impacts related to the adoption of the standard were not material to the Consolidated Financial Statements. Refer to Note 15 in the Notes to the Condensed Consolidated Financial Statements for the Company’s disaggregation of revenue by operating segments and products.
Practical Expedients
The Company elected to apply the following practical expedients when adopting ASU 2014-09:

•	Accounting for shipping and handling costs that occur before the customer has obtained control of the goods as a fulfillment activity (i.e., expense) instead of as a promised service.

•
Performance obligations are completed at a point in time which is less than 12 months from when the costs to obtain the contract are incurred. As such, the Company will continue to expense any costs to obtain a contract.

Principal Revenue Streams and Significant Judgments
Our principal revenue streams can be distinguished into: i) sale of personal care products primarily through retailers in North America; ii) sale of personal care products through a combination of retailers and distributors internationally; and iii) production and sale of private brands products that are made to the specifications of customers.
Performance Obligations
The Company’s revenue is from the sale of its products. Revenue is recognized when the customer obtains control of the goods which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of goods to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. The Company’s standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

The Company assesses the goods promised in its customers’ purchase orders and identifies a performance obligation to transfer goods (or bundle of goods) that is distinct. To identify the performance obligations, the Company considers all the goods promised, whether explicitly stated or implied based on customary business practices. The Company’s purchase orders are short term in nature, lasting less than one year and contain a single delivery element. For a purchase order that has more than one performance obligation, the Company allocates the total consideration to each distinct performance obligation on a relative standalone selling price basis. The Company does not exclude variable consideration in determining the remaining value of performance obligations.

Significant Judgments

Under certain circumstances, the Company allows customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (5) collectability is reasonably assured. Simultaneous with the sale, the Company reduces sales and cost of sales and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the sun care product purchased during the season under the required terms. The timing of returns of sun care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the US from September through January following the summer sun care season. The Company estimates the level of sun care returns using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors, including expiration dates, and inventory positions at key retailers as the sun care season progresses. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other known issues as of period end. The Company had a reserve for returns of $31.3 and $58.6 at December 31, 2018 and September 30, 2018, respectively. The adoption of ASU 2014-09 required changes in the presentation of returns on the Condensed Consolidated Balance Sheet. The ASU indicated that a return asset should be recognized for returns expected to be resold, measured at the carrying amount of goods at the time of sale, less the expected costs to recover the goods and any expected reduction in value. The Company had an inventory return asset of $5.3 as of the adoption date. The Company has recorded an inventory return asset of $1.7 as of December 31, 2018. The recognition of an inventory return asset resulted in a corresponding increase to the reserve for returns as of December 31, 2018. The inventory return asset and the reserve for returns are included in Other current assets and Other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.
In addition, the Company offers a variety of programs, such as consumer coupons and rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to Net sales. The Company accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, the Company offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale prices are recorded as a reduction of Net sales at the time the promotional offer is made using estimated redemption and participation levels. Taxes the Company collects on behalf of governmental authorities, which are generally included in the price to the customer, are also recorded as a reduction of Net sales. The Company continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

Contract Balances
The timing of revenue recognition is based on the customer’s receipt of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities as of the adoption date were $1.3. Contract liabilities were $0.8 at December 31, 2018 and were classified within Other current liabilities on our Consolidated Balance Sheets. Of the amount deferred, substantially all will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, and other currently available information.

Note 3 - Business Combinations and Divestitures
Jack Black, L.L.C.
On March 1, 2018, the Company completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a men’s luxury skincare products company based in the U.S., for $90.2, net of cash acquired. The acquisition creates opportunities to expand the Company’s personal care portfolio into a growing global category where it can leverage its international geographic footprint. The acquisition was financed through available operating cash.
The Company has recognized the assets and liabilities of Jack Black based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company completed the final fair value determination during the fourth quarter of fiscal 2018.
At March 1, 2018, the opening balance sheet for Jack Black included net assets acquired of $93.9 and consisted of working capital and other net assets of $11.9 (including cash of $3.7), other intangible assets of $47.7 and goodwill of $34.3, representing the value of expansion into new markets. Goodwill is expected to be deductible for tax purposes. The intangible assets acquired consisted primarily of the Jack Black trade name, customer relationships and product formulations with a weighted average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted the revenues and net earnings of Jack Black from the beginning of the period through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2018. Acquisition and integration costs related to Jack Black totaling $0.5 in the three months ended December 31, 2018, were included in SG&A.

Sale of Playtex Gloves Business
On October 3, 2017, the Company entered into an agreement to sell its Playtex gloves business to a household products company (the “Acquirer”) for $19.0 to allow the Company to better focus and utilize its resources on its other product lines. The agreement also provided the Acquirer with indefinite and exclusive worldwide rights to the Playtex trademark for gloves. The sale was completed on October 26, 2017. Total assets sold were approximately $3.1 resulting in a pre-tax gain on sale of $15.9 in the first quarter of fiscal 2018. The gain on sale of Playtex gloves recognized for fiscal year 2018 was $15.3.

Note 4 - Restructuring Charges
Project Fuel
In February 2018, the Company announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of the Company’s business and cost structure, simplifying and transforming the organization, structure, and key processes that will enable the Company to achieve its desired future state operations.
The project will incorporate the Company’s Zero-Based Spending (“ZBS”) and global productivity initiatives and will include a new global restructuring initiative. Initial costs for Project Fuel relate to efforts to fully define the scope and reach of the project. In addition, the Company has incurred global severance costs related to the reduction of overhead. While the Company incurred costs and realized savings for Project Fuel in fiscal 2018, most costs will be incurred, and savings will be achieved during fiscal 2019 through fiscal 2021.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2019 would have been as follows:

	Three Months Ended December 31, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$7.3	$0.5	$0.3	$0.1	$1.0	$9.2
Asset impairment and accelerated depreciation	—	—	—	—	0.5	0.5
Consulting, project implementation and management and, other exit costs	2.3	—	—	—	6.5	8.8
Total Restructuring	$9.6	$0.5	$0.3	$0.1	$8.0	$18.5
Pre-tax SG&A of $1.4 associated with certain information technology enablement expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs.
The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2019:

				Utilized
	October 1, 2018	Charge to Income	Other (1)	Cash	Non-Cash	December 31, 2018
Restructuring
Severance and related benefit costs	$5.1	$9.2	$—	$(4.8)	$—	$9.5
Asset impairment and accelerated depreciation	—	0.5	—	4.0	(4.5)	—
Consulting, project implementation and management, and other exit costs	2.6	8.8	—	(10.5)	—	0.9
Total Restructuring	$7.7	$18.5	$—	$(11.3)	$(4.5)	$10.4

(1)	Includes the impact of currency translation.

Note 5 - Income Taxes
For the three months ended December 31, 2018, the Company had income tax expense of $8.0 on Earnings before income taxes of $7.6. The effective tax rate for the three months ended December 31, 2018 was 105.7%. The difference between the federal statutory rate and the effective rate is primarily due to a $4.7 net transitional charge resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), as discussed below. The rate was also unfavorably impacted by $18.5 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the impact of the share-based payment guidance.
For the three months ended December 31, 2017, the Company had income tax expense of $26.4 on Earnings before income taxes of $33.1. The effective tax rate for the three months ended December 31, 2017 was 79.8%. The difference between the federal statutory rate and the effective rate is primarily due to a $16.2 net charge related to the Tax Act, as discussed below. The rate was also affected by unfavorable tax adjustments, including the impact of the new share-based payment guidance and changes to prior year provision estimates, which increased the effective rate by 5%.

U.S. Tax Reform
On December 22, 2017, the U.S. government enacted the Tax Act.  This new comprehensive tax legislation reduces the U.S. federal corporate tax rate from 35% to 21% but also limits and/or eliminates certain deductions while creating new taxes on certain foreign sourced earnings.  Since the Company has a September 30 fiscal year end, the lower U.S. corporate income tax rate was phased in, resulting in a blended U.S. statutory federal rate of approximately 24.5% for the fiscal year ending September 30, 2018 and 21% for subsequent fiscal years. The reduction in the U.S. corporate tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities to the lower federal rate of 21%. The Tax Act also imposed a one-time transition tax on historical earnings of certain foreign subsidiaries that were not previously taxed by the U.S.
For the three months ended December 31, 2018, the discrete tax adjustment for the one-time transition tax on foreign earnings was $4.7 compared to $97.2 for the three months ended December 31, 2017. The December 31, 2017 transition tax expense was offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $81.0, resulting in a net charge of $16.2 for the period, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected to be used to partially offset amounts payable over eight years related to the one-time transition tax on foreign earnings.
Subsequent to the Tax Act, the SEC issued rules under Staff Accounting Bulletin (“SAB”) 118 that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 31, 2018, the Company has completed the accounting analysis for the Tax Act under SAB 118 based on current guidance, interpretations, and data available. We will continue to monitor and assess the impact of any new guidance and legislative changes.
Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act impacted the Company in fiscal 2018 while others are effective for fiscal year 2019 and beyond. The significant provisions of the Tax Act which the Company is subject to beginning in fiscal 2019 include the full U.S. federal statutory rate reduction to 21%, the repeal of the domestic production activities deduction, tax on global intangible low-taxed income (“GILTI”), base erosion and anti-avoidance tax (“BEAT”), limitation of deductibility of certain executive compensation, limitation on business interest and a deduction for foreign derived intangible income (“FDII”). The Company has recorded tax liabilities/(benefits) for the various provisions during the first three months of fiscal 2019.
The Tax Act subjects a U.S. corporation to tax on its GILTI. U.S. GAAP allows companies to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of deferred taxes (the “deferred method”). The Company has made an accounting policy election to treat GILTI taxes as a current period expense.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. The Company has historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes, U.S. federal and state income taxes beyond the Tax Act’s one-time transition tax.

Note 6 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent (“RSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2018	2017
Basic weighted-average shares outstanding	54.1	55.4
Effect of dilutive securities:
RSE awards	—	0.2
Total dilutive securities	—	0.2
Diluted weighted-average shares outstanding	54.1	55.6
For the three months ended December 31, 2018 and 2017, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.2 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss. For the three months ended December 31, 2017, the number of RSE awards considered anti-dilutive was immaterial.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2018	$968.2	$229.4	$208.0	$45.2	$1,450.8
Cumulative translation adjustment	(2.1)	(0.3)	(2.2)	—	(4.6)
Balance at December 31, 2018	$966.1	$229.1	$205.8	$45.2	$1,446.2

Balances at October 1, 2018 and December 31, 2018 are net of accumulated goodwill impairment losses in the All Other segment totaling $24.4.

	December 31, 2018			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.6	$27.8	$178.8	$206.7	$25.4	$181.3
Technology and patents	78.9	76.1	2.8	79.0	75.9	3.1
Customer related and other	178.5	97.7	80.8	179.3	96.2	83.1
Total amortizable intangible assets	$464.0	$201.6	$262.4	$465.0	$197.5	$267.5
Amortization expense was $4.5 and $4.4 for the three months ended December 31, 2018 and 2017, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2019 and for fiscal 2020, 2021, 2022, 2023, and 2024 is $13.3, $17.1, $16.5, $16.3, $16.3, and $16.2, respectively, and $166.7 thereafter.
The Company had indefinite-lived intangible assets of $830.4 ($181.3 in Wet Shave, $475.4 in Sun and Skin Care, $29.9 in Feminine Care, and $143.8 in All Other) at December 31, 2018, a decrease of $1.1 from September 30, 2018, resulting from changes in foreign currency translation rates. The Company had indefinite-lived trade names and brands of $831.5 ($182.2 in Wet Shave, $475.6 in Sun and Skin Care, $29.9 in Feminine Care, and $143.8 in All Other) at September 30, 2018.

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. Refer to the sensitivity analysis in Note 8 to the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 19, 2018.
During fiscal 2018, the Company recorded impairment charges of $24.4 on the goodwill of the Infant Care reporting unit. The value of the Infant Care reporting unit decreased and required an impairment because of higher discount rates, lower forecasted revenue growth rates, and earnings margins, which resulted in lower projected long-term future cash flows when interim impairment analysis was performed.

Note 8 - Supplemental Balance Sheet Information

	December 31, 2018	September 30, 2018
Inventories
Raw materials and supplies	$59.6	$52.0
Work in process	71.2	67.5
Finished products	236.5	210.0
Total inventories	$367.3	$329.5
Other Current Assets
Miscellaneous receivables	$14.4	$12.6
Prepaid expenses	70.4	68.4
Value added tax collectible from customers	19.1	25.2
Income taxes receivable	20.2	17.3
Other	4.7	5.3
Total other current assets	$128.8	$128.8
Property, Plant and Equipment
Land	$19.1	$19.2
Buildings	136.7	141.9
Machinery and equipment	963.8	964.8
Capitalized software costs	50.9	48.4
Construction in progress	52.9	59.9
Total gross property, plant and equipment	1,223.4	1,234.2
Accumulated depreciation and amortization	(813.0)	(810.1)
Total property, plant and equipment, net	$410.4	$424.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$35.0	$28.2
Accrued trade allowances	22.3	29.9
Accrued salaries, vacations and incentive compensation	27.0	44.2
Income taxes payable	5.0	20.3
Returns reserve	31.3	58.6
Restructuring reserve	10.4	7.7
Value added tax payable	5.0	4.0
Deferred compensation	6.0	6.3
Other	70.6	86.3
Total other current liabilities	$212.6	$285.5
Other Liabilities
Pensions and other retirement benefits	$90.2	$91.5
Deferred compensation	39.7	40.7
Other non-current liabilities	85.4	79.6
Total other liabilities	$215.3	$211.8

Note 9 - Accounts Receivable Facility
On September 15, 2017, the Company entered into the Accounts Receivable Facility. Transfers under this agreement are accounted for as sales of receivables, resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the agreement is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
As of December 31, 2018, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold under this agreement for the quarter ended December 31, 2018 and 2017 were $213.9 and $210.1, respectively. The trade receivables sold that remained outstanding under this agreement as of December 31, 2018 and September 30, 2018 were $78.2 and $77.9, respectively. The net proceeds received were included in cash provided by operating activities and cash provided by investing activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. For the three months ended December 31, 2018 and 2017, the loss on sale of trade receivables was $0.6 and $0.4, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	December 31, 2018	September 30, 2018
Senior notes, fixed interest rate of 4.7%, due 2021	$600.0	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022	500.0	500.0
U.S. revolving credit facility due 2020	39.0	7.0
Term loan, due 2019	185.0	185.0
Total long-term debt, including current maturities	1,324.0	1,292.0
Less current portion	185.0	184.9
Less unamortized debt issuance costs and discount (1) (2)	3.0	3.3
Total long-term debt	$1,136.0	$1,103.8

(1)
At December 31, 2018, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $1.1 and $1.4, respectively. At September 30, 2018, the balance for the senior notes due 2021, the senior notes due 2022, and the term loan are reflected net of debt issuance costs of $1.2, $1.5 and $0.1, respectively.

(2)	At December 31, 2018 and September 30, 2018, the balance for the senior notes due 2022 was reflected net of discount of $0.5 and $0.5, respectively.

The Company had outstanding, variable-rate international borrowings, recorded in Notes payable, of $10.1 and $8.2 as of December 31, 2018 and September 30, 2018, respectively.

Note 11 - Retirement Plans
The Company has several defined benefit pension plans covering employees in the U.S. and certain employees in other countries, which are included in the information presented below. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in several other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.

The Company’s net periodic pension and postretirement cost (benefit) for these plans was as follows:

	Three Months Ended December 31,
	2018	2017
Service cost	$0.7	$0.7
Interest cost	4.7	4.3
Expected return on plan assets	(6.3)	(7.1)
Recognized net actuarial loss	1.0	1.1
Net periodic cost (benefit)	$0.1	$(1.0)
The service cost component of the net periodic cost (benefit) associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost (benefit) is recorded to Other expense, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Shareholders’ Equity
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company’s common stock, replacing the previous stock repurchase authorization from May 2015. The Company did not repurchase any shares under this authorization during the three months ended December 31, 2018. The Company has 10.0 shares of its common shares available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
The Company has not declared any dividends since the third quarter of fiscal 2015 and does not currently intend to declare dividends in the foreseeable future.

Note 13 - Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)
OCI before reclassifications (1)	(10.8)	(0.7)	(0.1)	(11.6)
Reclassifications to earnings	—	0.7	(1.2)	(0.5)
Balance at December 31, 2018	$(51.4)	$(110.3)	$1.3	$(160.4)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2017	$(29.0)	$(101.3)	$(1.1)	$(131.4)
OCI before reclassifications (1)	9.5	(0.3)	(0.3)	8.9
Reclassifications to earnings	—	0.7	0.5	1.2
Balance at December 31, 2017	$(19.5)	$(100.9)	$(0.9)	$(121.3)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2018	2017
Gain / Loss on cash flow hedges
Foreign exchange contracts	$1.8	$(0.7)	Other expense, net
	1.8	(0.7)	Total before tax
	0.6	(0.2)	Income tax provision
	1.2	(0.5)	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(1.0)	$(1.1)	(1)
	(1.0)	(1.1)	Total before tax
	(0.3)	(0.4)	Income tax provision
	(0.7)	(0.7)	Net of tax

Total reclassifications for the period	$0.5	$(1.2)	Net of tax

(1)	These AOCI components are included in the computation of net periodic cost (benefit). See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (also referred to as derivatives), to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at December 31, 2018 and September 30, 2018, as well as the Company’s objectives and strategies for holding derivative instruments.

Foreign Currency Risk
A significant share of the Company’s sales is tied to currencies other than the U.S. dollar, the Company’s reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have a negative impact on reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the euro, the Japanese yen, the British pound, the Canadian dollar, and the Australian dollar.
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other expense, net. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.

Cash Flow Hedges
At December 31, 2018, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.

The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $1.9 and $3.9 at December 31, 2018 and September 30, 2018, respectively, on these forward currency contracts, which are accounted for as cash flow hedges, and are included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2018 levels over the next 12 months, most of the pre-tax gain included in AOCI at December 31, 2018 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2020. At December 31, 2018, there were 61 open foreign currency contracts with a total notional value of $120.8.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and thus are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three months ended December 31, 2018 resulted in a loss of $1.3, compared to a loss of $0.2 for the three months ended December 31, 2017, and was recorded in Other expense, net in the Condensed Consolidated Statements of Earnings. At December 31, 2018, there were five open foreign currency derivative contracts not designated as cash flow hedges, with a total notional value of $62.2.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	December 31, 2018	September 30, 2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$1.9	$3.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(1.0)	$1.3

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2018	2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$(0.2)	$(0.4)
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	1.8	(0.7)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$(1.3)	$(0.2)

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

(2)	Gain (loss) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At December 31, 2018		At September 30, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$2.4	$(1.5)	$5.3	$—
Gross amounts offset in the balance sheet	(0.2)	0.2	(0.1)	—
Net amounts of assets (liabilities) presented in the balance sheet	$2.2	$(1.3)	$5.2	$—

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

Fair Value Hierarchy
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.
Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2018	September 30, 2018
Liabilities at estimated fair value:
Deferred compensation	$(45.5)	$(46.9)
Derivatives - foreign currency contracts	0.9	5.2
Net liabilities at estimated fair value	$(44.6)	$(41.7)

At December 31, 2018, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.
At December 31, 2018 and September 30, 2018, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At December 31, 2018 and September 30, 2018, the fair market value of fixed rate long-term debt was $1,042.1 and $1,061.2, respectively, compared to its carrying value of $1,100.0 and $1,100.0, respectively. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of variable-rate debt, which consists of bank debt and excludes revolving credit facilities, was $185.0 compared to its carrying value of $185.0 at December 31, 2018 and $184.9 at September 30, 2018. The estimated fair value was equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Company’s revolving credit facilities, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings, and the revolving credit agreements have been determined based on Level 2 inputs.

Note 15 - Segment Data
For an overview of the Company’s segments, refer to Note 1 to Notes to Condensed Consolidated Financial Statements.
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives, the gain on the sale of the Playtex gloves business, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments. Such allocations are estimates and do not represent the costs of such services if performed on a stand-alone basis.
Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2018	2017
Net Sales
Wet Shave	$287.7	$294.1
Sun and Skin Care	66.7	59.1
Feminine Care	74.7	82.6
All Other	28.0	32.5
Total net sales	$457.1	$468.3

Segment Profit
Wet Shave	$55.0	$53.7
Sun and Skin Care	(0.6)	(6.2)
Feminine Care	7.5	4.8
All Other	1.2	7.1
Total segment profit	63.1	59.4
General corporate and other expenses	(13.7)	(18.7)
Restructuring and related costs (1)	(18.5)	—
Investor settlement expense (2)	(0.9)	—
Jack Black acquisition and integration costs (3)	(0.5)	—
Sun Care reformulation costs (4)	(0.1)	—
Gain on sale of Playtex gloves	—	15.9
Amortization of intangibles	(4.5)	(4.4)
Interest and other expense, net	(17.3)	(19.1)
Total earnings before income taxes	$7.6	$33.1

(1)	Includes pre-tax SG&A of $1.4 for the three months ended December 31, 2018, associated with certain information technology enablement expenses for Project Fuel.

(2)	Includes pre-tax SG&A of $0.9 for the three months ended December 31, 2018.

(3)	Includes pre-tax SG&A of $0.5 for the three months ended December 31, 2018.

(4)	Includes pre-tax Cost of products sold of $0.1 for the three months ended December 31, 2018, associated with supply chain changes on select Sun Care products.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2018	2017
Net Sales to Customers
United States	$251.3	$258.3
International	205.8	210.0
Total net sales	$457.1	$468.3

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2018	2017
Razors and blades	$255.3	$261.5
Tampons, pads, and liners	74.7	82.6
Skin care products	33.5	20.8
Sun care products	33.2	38.3
Shaving gels and creams	32.4	32.6
Infant care and other	28.0	32.5
Total net sales	$457.1	$468.3

Note 16 - Guarantor and Non-Guarantor Financial Information
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position, and cash flows of Edgewell Personal Care Company (the “Parent Company”), the Guarantors on a combined basis, the Non-Guarantors on a combined basis, and eliminations necessary to arrive at the information for the Company, as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors, and the Non-Guarantors.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$299.7	$236.7	$(79.3)	$457.1
Cost of products sold	—	192.8	150.1	(79.3)	263.6
Gross profit	—	106.9	86.6	—	193.5

Selling, general and administrative expense	—	51.2	36.1	—	87.3
Advertising and sales promotion expense	—	27.4	24.2	—	51.6
Research and development expense	—	12.6	—	—	12.6
Restructuring charges	—	8.9	8.2	—	17.1
Interest expense associated with debt	13.4	2.5	0.1	—	16.0
Other expense, net	—	0.6	0.7	—	1.3
Intercompany service fees	—	(3.6)	3.6	—	—
Equity in earnings of subsidiaries	(9.7)	(11.5)	—	21.2	—
Earnings before income taxes	(3.7)	18.8	13.7	(21.2)	7.6
Income tax (benefit) provision	(3.3)	9.1	2.2	—	8.0
Net (loss) earnings	$(0.4)	$9.7	$11.5	$(21.2)	$(0.4)

Statements of Comprehensive Income:
Net earnings	$(0.4)	$9.7	$11.5	$(21.2)	$(0.4)
Other comprehensive income, net of tax	(12.1)	(12.1)	(11.6)	23.7	(12.1)
Total comprehensive income	$(12.5)	$(2.4)	$(0.1)	$2.5	$(12.5)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$312.1	$227.5	$(71.3)	$468.3
Cost of products sold	—	195.4	144.9	(71.3)	269.0
Gross profit	—	116.7	82.6	—	199.3

Selling, general and administrative expense	—	62.2	35.7	—	97.9
Advertising and sales promotion expense	—	26.5	22.5	—	49.0
Research and development expense	—	16.1	—	—	16.1
Gain on sale of Playtex gloves	—	(15.9)	—	—	(15.9)
Interest expense associated with debt	13.4	4.2	0.2	—	17.8
Other expense, net	—	(0.5)	1.8	—	1.3
Intercompany service fees	—	(6.9)	6.9	—	—
Equity in earnings of subsidiaries	(16.5)	(12.8)	—	29.3	—
Earnings before income taxes	3.1	43.8	15.5	(29.3)	33.1
Income tax (benefit) provision	(3.6)	27.3	2.7	—	26.4
Net earnings	$6.7	$16.5	$12.8	$(29.3)	$6.7

Statements of Comprehensive Income:
Net earnings	$6.7	$16.5	$12.8	$(29.3)	$6.7
Other comprehensive (loss), net of tax	10.1	10.1	9.6	(19.7)	10.1
Total comprehensive income (loss)	$16.8	$26.6	$22.4	$(49.0)	$16.8

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$2.2	$237.7	$—	$239.9
Trade receivables, net	—	30.3	133.3	—	163.6
Inventories	—	207.8	159.5	—	367.3
Other current assets	—	51.0	77.8	—	128.8
Total current assets	—	291.3	608.3	—	899.6
Investment in subsidiaries	3,761.7	1,186.1	—	(4,947.8)	—
Intercompany receivables, net (1)	—	863.3	56.3	(919.6)	—
Property, plant and equipment, net	—	306.7	103.7	—	410.4
Goodwill	—	1,037.4	408.8	—	1,446.2
Other intangible assets, net	—	883.2	209.6	—	1,092.8
Other assets	0.9	—	31.4	—	32.3
Total assets	$3,762.6	$4,568.0	$1,418.1	$(5,867.4)	$3,881.3

Liabilities and Shareholders' Equity
Current liabilities	$6.7	$425.4	$182.9	$—	$615.0
Intercompany payables, net (1)	919.6	—	—	(919.6)	—
Long-term debt	1,097.0	39.0	—	—	1,136.0
Deferred income tax liabilities	—	142.4	33.3	—	175.7
Other liabilities	—	199.5	15.8	—	215.3
Total liabilities	2,023.3	806.3	232.0	(919.6)	2,142.0
Total shareholders' equity	1,739.3	3,761.7	1,186.1	(4,947.8)	1,739.3
Total liabilities and shareholders' equity	$3,762.6	$4,568.0	$1,418.1	$(5,867.4)	$3,881.3

(1)
Intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity, and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$2.5	$263.9	$—	$266.4
Trade receivables, net	—	46.1	180.4	—	226.5
Inventories	—	175.4	154.1	—	329.5
Other current assets	—	48.8	80.0	—	128.8
Total current assets	—	272.8	678.4	—	951.2
Investment in subsidiaries	3,760.0	1,227.4	—	(4,987.4)	—
Intercompany receivables, net (1)	—	836.1	63.9	(900.0)	—
Property, plant and equipment, net	—	316.7	107.4	—	424.1
Goodwill	—	1,037.5	413.3	—	1,450.8
Other intangible assets, net	—	886.5	212.5	—	1,099.0
Other assets	1.0	0.1	27.1	—	28.2
Total assets	$3,761.0	$4,577.1	$1,502.6	$(5,887.4)	$3,953.3

Liabilities and Shareholders’ Equity
Current liabilities	$19.7	$471.8	$225.5	$—	$717.0
Intercompany payables, net (1)	900.0	—	—	(900.0)	—
Long-term debt	1,096.7	7.1	—	—	1,103.8
Deferred income tax liabilities	—	142.6	33.5	—	176.1
Other liabilities	—	195.6	16.2	—	211.8
Total liabilities	2,016.4	817.1	275.2	(900.0)	2,208.7
Total shareholders’ equity	1,744.6	3,760.0	1,227.4	(4,987.4)	1,744.6
Total liabilities and shareholders’ equity	$3,761.0	$4,577.1	$1,502.6	$(5,887.4)	$3,953.3

(1)
Intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity, and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$1.5	$(24.6)	$21.7	$(45.0)	$(46.4)

Cash Flow from Investing Activities
Capital expenditures	—	(6.5)	(2.9)	—	(9.4)
Collection of deferred purchase price from accounts receivable sold	—	2.5	—	—	2.5
Proceeds from sale of assets	—	4.0	—	—	4.0
Net cash used by investing activities	—	—	(2.9)	—	(2.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	137.0	—	—	137.0
Cash payments on debt with original maturities greater than 90 days	—	(105.0)	—	—	(105.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.6)	1.7	—	(0.9)
Intercompany dividend	—	—	(45.0)	45.0	—
Net financing outflow from the Accounts Receivable Facility	—	(5.1)	—	—	(5.1)
Employee shares withheld for taxes	(1.5)	—	—	—	(1.5)
Net cash (used by) from financing activities	(1.5)	24.3	(43.3)	45.0	24.5

Effect of exchange rate changes on cash	—	—	(1.7)	—	(1.7)

Net decrease in cash and cash equivalents	—	(0.3)	(26.2)	—	(26.5)
Cash and cash equivalents, beginning of period	—	2.5	263.9	—	266.4
Cash and cash equivalents, end of period	$—	$2.2	$237.7	$—	$239.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$117.2	$(171.3)	$30.0	$—	$(24.1)

Cash Flow from Investing Activities
Capital expenditures	—	(9.2)	(2.4)	—	(11.6)
Collection of deferred purchase price from accounts receivable sold	—	1.7	—	—	1.7
Playtex gloves sale	—	19.0	—	—	19.0
Proceeds from sale of assets	—	2.1	—	—	2.1
Net cash from investing activities	—	13.6	(2.4)	—	11.2

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	253.0	—	—	253.0
Cash payments on debt with original maturities greater than 90 days	—	(100.0)	—	—	(100.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.5)	1.2	—	(1.3)
Common shares purchased	(115.2)	—	—	—	(115.2)
Net financing inflow from the Accounts Receivable Facility	—	1.4	—	—	1.4
Employee shares withheld for taxes	(2.0)	—	—	—	(2.0)
Net cash (used by) from financing activities	(117.2)	151.9	1.2	—	35.9

Effect of exchange rate changes on cash	—	—	4.0	—	4.0

Net increase in cash and cash equivalents	—	(5.8)	32.8	—	27.0
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$0.6	$529.3	$—	$529.9

Note 17 - Subsequent Event

Early payment of Term Loan

On February 6, 2019, the Company made a $185 prepayment to retire its term loan due April 2019 (the “Term Loan”). The Company funded the payment through additional borrowing on its U.S. revolving credit facility. Refer to Item 5, Part II for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 19, 2018. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our Annual Report on Form 10-K filed with the SEC on November 19, 2018.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring charges, the disposition of the Playtex gloves business, investor settlement expense, the Jack Black, L.L.C. (“Jack Black”) acquisition and integration costs, Sun Care reformulation charges, the impact of the Tax Cuts and Jobs Act (the “Tax Act”), and the amortization of intangibles. Reconciliations of Non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events, including the Project Fuel restructuring and acquisition of Jack Black, we view the use of Non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency, acquisitions, and dispositions (including the acquisition of Jack Black and the disposition of the Playtex gloves business). This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as restructuring charges, the gain on the disposition of the Playtex gloves business, investor settlement expense, Jack Black acquisition and integration costs, Sun Care reformulation charges, the related tax effects of these items, and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as restructuring charges, the gain on the disposition of the Playtex gloves business, investor settlement expense, Jack Black acquisition and integration costs, Sun Care reformulation charges, the related tax effects of these items, and the impact of the Tax Act from the income tax provision and earnings before income taxes.

•
Free cash flow is defined as net cash from operating activities less net capital expenditures. Free cash flow conversion is defined as free cash flow as a percentage of net earnings adjusted for the net impact of non-cash impairments.

All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share, and industry market size are based on our estimates using internal data and data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on November 18. 2019. These, and other factors, could cause results to differ materially from those expressed in the estimates and assumptions.

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
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company (“Edgewell”, “we” or “our Company”) or any of our businesses. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our Annual Report on Form 10-K filed with the SEC on November 19, 2018.

Significant Events

Project Fuel
In February 2018, we announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve our desired future state operations.
The project will incorporate our Zero-Based Spending (“ZBS”) and global productivity initiatives and will include a new global restructuring initiative. Initial costs for Project Fuel relate to efforts to fully define the scope and reach of the project. In addition, the Company has incurred global severance costs related to the reduction of overhead. While the Company incurred costs and realized savings for Project Fuel in fiscal 2018, most costs will be incurred and savings will be achieved during fiscal 2019 through fiscal 2021.
For further information on our restructuring projects, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Sun Care Reformulation Costs
As a result of discussions with one of our suppliers during the fourth quarter of fiscal 2018, we made certain supply chain and procurement decisions, including implementing a raw material substitution due to anticipated regulatory changes related to European Union Regulation (EC) No 1907/2006 concerning the Registration, Evaluation, Authorization, and Restriction of Chemicals, establishing a European Chemical Agency (“REACH”), that affect the supply chain of select Sun Care products. To align with our raw material selection process, we chose to make these changes at that time, in advance of Sun Care season, to minimize potential impact to our distribution channels during the peak sales period. We incurred $0.1 in Sun Care reformulation costs in the first quarter of fiscal 2019 and expect to incur additional charges over the next two quarters of fiscal 2019 related to these supply chain decisions.

Acquisitions
On March 1, 2018, we completed the acquisition of Jack Black, a leading U.S. based luxury men’s skincare products company, for approximately $90.2, net of cash acquired. The acquisition will create opportunities to expand our personal care portfolio in growing categories in the U.S. and globally, while nurturing the brand equity of Jack Black. The results of Jack Black for the post-acquisition period are included within our results since the acquisition date. Refer to Note 3 of our Notes to Condensed Consolidated Financial Statements for further discussion related to the acquisition of Jack Black.

Sale of Playtex Gloves Business
On October 26, 2017, the Company finalized its sale of the Playtex gloves business to a household products company (the “Acquirer”) for $19.0. The sale was finalized on October 26, 2017. The sale provides the Acquirer with indefinite and exclusive worldwide rights to the Playtex trademark for gloves. The strategic sale of the Playtex gloves business will allow the Company to better focus and utilize its resources on its other product lines. Total assets sold were $3.1, resulting in a pre-tax gain on sale of $15.9 in the first quarter of fiscal 2018. The gain on sale of Playtex gloves recognized for fiscal year 2018 was $15.3. Refer to Note 3 of our Notes to Condensed Consolidated Financial Statements for further discussion related to the sale of the Playtex gloves business.

Executive Summary
The following is a summary of key results for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Net earnings and earnings per share (“EPS”) for the time periods presented were impacted by restructuring activities, the gain on the sale of the Playtex gloves business, the related tax impact from those costs, and the impact of the Tax Act as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are Non-GAAP measures.

First Quarter of Fiscal 2019

•
Net sales in the first quarter of fiscal 2019 were $457.1, down 2.4% compared to the prior year quarter, inclusive of a 2.5% increase because of the acquisition of Jack Black, a 0.2% decline from the sale of the Playtex gloves business and a 1.2% decline due to currency movements. Excluding the impact of the Jack Black, the disposition of the Playtex gloves business, and currency movements, organic net sales decreased 3.5% primarily driven by declines in the North America Wet Shave, Feminine Care, and Infant Care businesses, partly offset by growth in International, driven by volume growth in Wet Shave.

•
Net (loss) earnings in the first quarter of fiscal 2019 was a loss of $0.4 compared to earnings of $6.7 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first quarter of fiscal 2019 increased 78.8% to $20.2. The improvement was primarily driven by lower overhead spend partially offset by lower net sales and gross margin.

•
Net earnings per diluted share during the first quarter of fiscal 2019 was a loss of $0.01 compared to earnings of $0.12 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first quarter of fiscal 2019 was $0.37 compared to $0.20 in the prior year quarter.

	Quarter Ended December 31,
	Net Earnings		Diluted EPS
	2018	2017	2018	2017
Net (Loss) Earnings and Diluted EPS - GAAP	$(0.4)	$6.7	$(0.01)	$0.12
Restructuring and related costs, net (1)	18.5	—	0.34	—
Investor settlement expense	0.9	—	0.02	—
Jack Black acquisition and integration	0.5	—	0.01	—
Sun Care reformulation costs	0.1	—	—	—
Gain on sale of Playtex gloves	—	(15.9)	—	(0.29)
Income taxes (2)	0.6	20.5	0.01	0.37
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$20.2	$11.3	$0.37	$0.20

Weighted-average shares outstanding - Diluted			54.1	55.6

(1)	Includes pre-tax Selling, general and administrative expense (“SG&A”) of $1.4 for the first quarter of fiscal 2019 associated with certain information technology enablement expenses for Project Fuel.

(2)
Includes Income tax expense of $4.7 related to the fiscal 2018 one-time transition tax from the Tax Act. Includes Income tax expense of $16.2 related to the Tax Act comprised of $97.2 one-time transition tax offset by $81 benefit from the re-measurement of U.S. deferred tax assets and liabilities in the first quarter of fiscal 2018.

Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2019, as compared to the corresponding period in fiscal 2018, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter Ended December 31, 2018
	Q1	% Chg
Net sales - prior year	$468.3
Organic	(16.2)	(3.5)%
Impact of Jack Black acquisition	11.8	2.5%
Impact of Playtex gloves sale	(1.0)	(0.2)%
Impact of currency	(5.8)	(1.2)%
Net sales - current year	$457.1	(2.4)%

For the first quarter of fiscal 2019, net sales were $457.1, a 2.4% decrease when compared with the prior year period. Excluding the impact of the acquisition of Jack Black, the disposition of the Playtex gloves business, and currency movements, organic net sales decreased 3.5% versus the prior year period, as overall volumes decreased primarily in North America and Latin America offset by growth in Europe and Asia Pacific. Feminine Care had declines in volumes across all brands of tampons and pads. All Other was impacted by lower volumes as refill sales were down and unfavorable price mix. Wet Shave was impacted by unfavorable price mix in the quarter.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $193.5 during the first quarter of fiscal 2019, as compared to $199.3 in the prior year period. Gross margin as a percent of net sales for the first quarter of fiscal 2019 was 42.3%, representing a 30 basis point decline over the prior year gross margin of 42.6%. Excluding $0.1 of costs associated with the Sun Care Reformulation, gross margin decreased 20 basis points to 42.4%. The impact of lower volumes across all segments (70 basis points) and unfavorable price mix in Wet Shave, Infant Care, and Feminine Care (40 basis points) was mostly offset by favorable cost mix (60 basis points) driven by lower operational spending.

Selling, General and Administrative Expense
SG&A was $87.3 in the first quarter of fiscal 2019, or 19.1% of net sales, as compared to $97.9 in the prior year period, or 20.9% of net sales. Excluding $2.8 of SG&A costs associated with the acquisition of Jack Black, $1.4 of information technology enablement charges for Project Fuel, $0.9 of expenses incurred in connection with an investor settlement and $1.1 of favorable currency, SG&A as a percent of organic net sales decreased by 250 basis points. The operational improvement in SG&A was largely driven by savings generated through our corporate savings initiatives, including Project Fuel, as well as a favorable comparison to higher prior year one-time expenses related to severance and asset write offs. Savings were partially offset in part by higher e-commerce investments.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2019, advertising and promotion expense (“A&P”) was $51.6, up $2.6 as compared to the prior year period. A&P spending as a percent of net sales was 11.3%, as compared to 10.5% in the prior year period. The increase in A&P was primarily driven by Sun and Skin Care and Wet Shave. North America A&P increased, driven by the new Hydro media campaign and f.a.b sampling. International A&P increased in support of the Hawaiian Tropic launch in Australia.

Research and Development Expense
Research and development expense (“R&D”) for the first quarter of fiscal 2019 was $12.6, compared to $16.1 in the prior year period. As a percent of sales, R&D was 2.8% in the first quarter of fiscal 2019 compared to 3.4% in the prior year period. The reduction in R&D as a percent of sales compared to the prior year is primarily driven by timing of spend in Wet Shave in the first quarter of fiscal 2019.

Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2019 was $16.0, a decrease from the prior year period of $17.8. The decline in interest expense was the result of lower outstanding debt under the U.S. revolving credit facility in fiscal 2019.

Other Expense
Other expense was $1.3 in the first quarter of fiscal 2019 compared to $1.3 in the prior year period. Both periods reflect the reclassification of the pension credit from Cost of products sold and SG&A to Other expense. The impact of the pension benefit was $0.6 in the first quarter of fiscal 2019 and $1.7 in the prior year period. The offsetting fluctuation was impacted by foreign currency exchange contract gains and losses and the revaluation of nonfunctional currency balance sheet exposures.

Income Tax Provision
The effective tax rate for the first quarter of fiscal 2019 was 105.7% compared to 79.8% in the prior year period. The effective tax rate for the current period includes a $4.7 net transitional charge resulting from the enactment of the Tax Act. The rate was also unfavorably impacted by $18.5 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the share-based payment guidance. The effective tax rate for the prior period includes a $16.2 increase in tax expense related to net charges from the Tax Act. In addition, the lower U.S. Federal tax rate was more than offset by unfavorable tax adjustments related to stock compensation and prior year provision estimates, yielding a combined increase of 5% to the effective tax rate. Excluding the tax impact of restructuring charges, investor settlement expenses, Jack Black acquisition and integration costs, Sun Care reformulation charges, the impact of the Tax Act, and the disposition of the Playtex gloves business, the adjusted effective tax rate was 26.6% and 34.1% for the first quarter of fiscal 2019 and fiscal 2018, respectively. The adjusted effective tax rate for fiscal 2019 is expected to be in the range of 23.5% to 25.5%; however, both the effective tax rate and the adjusted effective tax rate are dependent upon the mix of earnings in various tax jurisdictions.

The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$7.6	$20.0	$27.6	$33.1	$(15.9)	$17.2
Income tax provision	8.0	(0.6)	7.4	26.4	(20.5)	5.9
Net (loss) earnings	$(0.4)	$20.6	$20.2	$6.7	$4.6	$11.3

Effective tax rate	105.7%			79.8%
Adjusted effective tax rate			26.6%			34.1%

(1)
Includes adjustments for the impact of the Tax Act, restructuring charges, investor settlement expense, Jack Black acquisition and integration costs, Sun Care reformulation charges, and the gain on sale of the Playtex gloves business. See reconciliation of net earnings to adjusted net earnings.

Savings Initiatives
Project Fuel is an enterprise-wide transformational initiative, launched in the second fiscal quarter of 2018, designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve its desired future state operations.
We expect Project Fuel will generate $225 to $240 in total annual gross savings by the end of the 2021 fiscal year. It is expected that the savings generated will be used to fuel investments and brand building in strategic growth initiatives, offset anticipated operational headwinds from inflation and other rising input costs, and improve our overall profitability and cash flow.
To implement the restructuring element of Project Fuel, we estimate one-time pre-tax charges to be approximately $130 to $140, with an additional capital investment of $60 to $70 through the end of fiscal year 2021.
In the first quarter of fiscal 2019 Project Fuel related restructuring charges and capital expenditures were $18.5 and $5.3, respectively. First quarter Project Fuel related savings were $24.8, bringing cumulative savings to $40.2.
For further information on our restructuring projects, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Segment Results
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2019, compared to the corresponding period in fiscal 2018, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter Ended December 31, 2018
	Q1	% Chg
Net sales - prior year	$294.1
Organic	(1.9)	(0.6)%
Impact of currency	(4.5)	(1.6)%
Net sales - current year	$287.7	(2.2)%
Wet Shave net sales for the first quarter of fiscal 2019 decreased 2.2%, inclusive of a 1.6% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $1.9, or 0.6%, reflecting the impact of lower volumes and pricing in North America partly offset by strong sales and volume growth in International markets. By region, North America organic net sales declined 7% and International markets increased 5.5%. International sales growth was led by the Asia Pacific region, driven by volume growth of Schick Hydro Sense® and Intuition f.a.b.™ as well as strong performance in the eCommerce channel. European sales also increased driven by strong private label distribution in Men's systems. North America sales declined 7% driven by the impact of lower pricing and distribution losses related to the intense competitive environment.

Segment Profit - Wet Shave
Quarter Ended December 31, 2018
	Q1	% Chg
Segment profit - prior year	$53.7
Organic	2.5	4.7%
Impact of currency	(1.2)	(2.3)%
Segment profit - current year	$55.0	2.4%
Wet Shave segment profit for the first quarter of fiscal 2019 was $55.0, up $1.3, or 2.4%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $2.5, or 4.7%, as lower operational expense more than compensated for higher A&P expense and lower gross margin. Gross margin was impacted by unfavorable product and price mix.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit historically have been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter Ended December 31, 2018
	Q1	% Chg
Net sales - prior year	$59.1
Organic	(2.3)	(3.9)%
Impact of Jack Black acquisition	11.8	20.0%
Impact of Playtex gloves disposition	(1.0)	(1.7)%
Impact of currency	(0.9)	(1.5)%
Net sales - current year	$66.7	12.9%
Sun and Skin Care net sales for the first quarter of fiscal 2019 increased 12.9%, inclusive of a 20.0% increase due to the acquisition of Jack Black, partially offset by a 1.7% decline from the disposition of the Playtex gloves business and a 1.5% decline due to currency movements. Excluding the impact of the Jack Black acquisition, sale of the Playtex gloves business, and currency movements, organic net sales decreased $2.3, or 3.9%, primarily driven by sales declines in key Asia Pacific and Latin American markets that were impacted by supply constraints related to the Sun Care reformulation project announced in the prior quarter. Sales in North America increased due to favorable Sun Care price mix and volume growth in Bulldog. Globally, Bulldog sales increased nearly 27% with growth coming from both International and North American markets.

Segment Profit - Sun and Skin Care
Quarter Ended December 31, 2018
	Q1	% Chg
Segment profit - prior year	$(6.2)
Organic	1.8	29.0%
Impact of Jack Black acquisition	3.9	62.9%
Impact of Playtex gloves disposition	(0.3)	(4.8)%
Impact of currency	0.2	3.2%
Segment loss - current year	$(0.6)	90.3%
Segment loss for the first quarter of fiscal 2019 was $0.6, a decrease in loss of $5.6 or 90.3%, inclusive of the impact of the acquisition of Jack Black, sale of the Playtex gloves business, and currency movements. Excluding the impact of the Bulldog acquisition, the disposition of the Playtex gloves business, and currency movements, organic segment profit increased $1.8, or 29.0%, driven by higher gross margin partly offset by higher A&P expense.

Feminine Care

Net Sales - Feminine Care
Quarter Ended December 31, 2018
	Q1	% Chg
Net sales - prior year	$82.6
Organic	(7.7)	(9.3)%
Impact of currency	(0.2)	(0.3)%
Net sales - current year	$74.7	(9.6)%
Feminine Care net sales for the first quarter of fiscal 2019 decreased $7.9, or 9.6%, inclusive of a 0.3% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 9.3%, driven by volume declines in all lines, except for Sport Tampons, where increased promotional support helped drive higher volumes in the quarter.

Segment Profit - Feminine Care
Quarter Ended December 31, 2018
	Q1	%Chg
Segment profit - prior year	$4.8
Organic	2.8	58.3%
Impact of currency	(0.1)	(2.0)%
Segment profit - current year	$7.5	56.3%
Feminine Care segment profit for the first quarter of fiscal 2019 was $7.5, an increase of $2.7, or 56.3%, inclusive of a 2.0% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $2.8, or 58.3%, driven by lower A&P and SG&A expense.

All Other

Net Sales - All Other
Quarter Ended December 31, 2018
	Q1	%Chg
Net sales - prior year	$32.5
Organic	(4.3)	(13.2)%
Impact of currency	(0.2)	(0.6)%
Net sales - current year	$28.0	(13.8)%
All Other net sales for the first quarter of fiscal 2019 decreased 13.8%, inclusive of a 0.6% decline from the impact of currency movements. Excluding the impact of currency movements, organic net sales declined 13.2% compared to the prior year quarter driven by lower Diaper Genie sales and the impact of the Toys "R" Us liquidation.

Segment Profit - All Other
Quarter Ended December 31, 2018
	Q1	%Chg
Segment profit - prior year	$7.1
Organic	(5.9)	(83.1)%
Impact of currency	—	—%
Segment profit - current year	$1.2	(83.1)%
All Other segment profit for the first quarter of fiscal 2019 was $1.2, a decrease of $5.9, or 83.1% driven by the impact of lower product volumes and unfavorable product mix and pricing.

General Corporate and Other Expenses

	Quarter Ended December 31,
	2018	2017
Corporate expenses	$13.7	$18.7
Restructuring and related costs (1)	18.5	—
Legal expense	0.9	—
Jack Black acquisition and integration	0.5	—
Sun Care reformulation	0.1	—
Gain on sale of Playtex gloves	—	(15.9)
General corporate and other expenses	$33.7	$2.8
% of net sales	7.4%	0.6%

(1)	Includes pre-tax SG&A of $1.4 for the three months ended December 31, 2018, associated with certain information technology enablement expenses for Project Fuel.
For the first quarter of fiscal 2019, general corporate expenses were $13.7, or 3.0% of net sales, compared to $18.7, or 4.0% of net sales, in the prior year quarter. The decline in corporate expense relates to prior year severance payouts and reductions in other salary and benefit payments.

Liquidity and Capital Resources
At December 31, 2018, substantially all our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of several major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,334.1 at December 31, 2018, including $224.0 tied to variable interest rates. Our total borrowings at September 30, 2018 were $1,300.2.
As of December 31, 2018, we had outstanding borrowings of $39.0 under our unsecured revolving credit facility in the U.S. (the “Revolving Facility”) and $8.6 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at December 31, 2018, $677.4 remains available under the Revolving Facility. At September 30, 2018, we had outstanding borrowings of $7.0 under the Revolving Facility. As of December 31, 2018 and September 30, 2018, we had approximately $185.0 outstanding under the Term Loan. The Term Loan was retired on February 6, 2019 as a result of a $185.0 prepayment funded through a drawdown on the Revolving Facility.
We had outstanding international borrowings, recorded in Notes payable, of $10.1 and $8.2 as of December 31, 2018 and September 30, 2018, respectively.
The expected minimum required contribution to our pension plans in fiscal 2019 is $7.3; however, discretionary contributions may also be made. During the first quarter of fiscal 2019 we contributed $1.2 to our pension plans.
As of December 31, 2018, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2018	2017
Net cash (used by) from:
Operating activities	$(46.4)	$(24.1)
Investing activities	(2.9)	11.2
Financing activities	24.5	35.9
Effect of exchange rate changes on cash	(1.7)	4.0
Net (decrease) increase in cash and cash equivalents	$(26.5)	$27.0
Operating Activities
Cash flow used by operating activities was $46.4 during the first quarter of fiscal 2019, compared to $24.1 during the same period in the prior year. Due to the seasonality of our Company’s business, primarily in Sun Care, the first fiscal quarter is typically the lowest operating cash flow quarter of the year. The decline in operating cash flow in the current quarter was primarily driven by the build of inventory for the upcoming Sun Care season in North America, the processing of returns related to the fiscal 2018 season, and the timing of payments. These decreases were offset by reduced accounts receivable as additional receivables were sold in the quarter from our $150 uncommitted master accounts receivable purchase agreement entered into on September 15, 2017 with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser. We expect that fiscal 2019 free cash flow will be above 100% of GAAP net earnings.

Investing Activities
Cash flow used by investing activities was $2.9 during the first quarter of fiscal 2019, compared to cash from investing activities of $11.2 during the same period in the prior year. The change was primarily due to the sale of the Playtex gloves business in fiscal 2018 for $19.0, partially offset by reduced capital expenditures of $9.4 during the first quarter of fiscal 2019 compared to $11.6 during the same period in the prior year. Additionally, investing cash inflows of $2.5 and $1.7 were reclassified from operating activities as a result of collections on the deferred purchase price of accounts receivables sold.

Financing Activities
Net cash from financing activities was $24.5 during the first quarter of fiscal 2019, compared to net cash from financing activities of $35.9 during the same period in the prior year. During the first quarter of fiscal 2019, we had $32.0 of additional borrowings under the Revolving Facility, offset by employee shares withheld for taxes and short-term debt. In the prior year period, we drew $153.0 under the Revolving Facility which was offset by share repurchases of $115.2.

Share Repurchases
During the first quarter of fiscal 2019, we did not repurchase any common stock. We have 10.0 common shares available for repurchase in the future under the Board’s authorization to repurchase our common shares. Any future share repurchases may be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Commitments and Contingencies
Contractual Obligations
During the first three months of fiscal 2019, our net borrowings on our revolving credit facilities were $32.0. As of December 31, 2018, future minimum repayments of debt are as follows: $185.0 in fiscal 2019, $39.0 in fiscal 2020, $600.0 in fiscal 2021, and $500.0 in fiscal 2022. The $185.0 Term Loan due in fiscal 2019 was repaid February 6, 2019 resulting in additional repayments of $185.0 due in fiscal 2020.
There have been no other material changes in our contractual obligations since the presentation in our Annual Report on Form 10-K filed with the SEC on November 19, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2018, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of December 31, 2018, our outstanding variable-rate debt included $39.0 on our Revolving Facility in the U.S., $185.0 on our Term Loan and $10.1 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $2.3.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K filed with the SEC on November 19, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2018	90	$45.67	—	10,000,000
November 1 to 30, 2018	34,003	44.22	—	10,000,000
December 1 to 31, 2018	—	—	—	10,000,000

(1)
34,093 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In January 2018, our Board of Directors approved an authorization to repurchase up to ten million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the first quarter of fiscal 2019, we did not repurchase any shares under this authorization.

(3)	Includes $0.02 per share of brokerage fee commissions.

Item 5. Other Information.
(in millions, unaudited)
Creation of a Direct Financial Obligation
On February 6, 2019, Edgewell Personal Care (the "Company") borrowed $185 under the Revolving Facility to fund the repayment and retirement of our $185 Term Loan due April 2019. Refer to Note 17 in the Notes to the Condensed Consolidated Financial Statements for further discussion. The Company regularly draws and repays the Revolving Facility. As of February 6, 2019, the Company has approximately $468 available to draw on the Revolving Facility. The Revolving Facility is governed by the terms of Amendment No. 3 to Our Credit Agreement dated June 1, 2015, as amended, by and among Edgewell Personal Care Company, as borrower, Edgewell Personal Care Brands, LLC, as subsidiary borrower, certain other subsidiaries of Edgewell Personal Care Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the various lenders who are a party thereto as filed on Form 8-K with the  SEC on March 15, 2017, with an amendment filed with the SEC on Form 8-K on June 1, 2015.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013)

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2015)

3.3	Amended and Restated Bylaws of the Company effective June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets at December 31, 2018 and September 30, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	February 7, 2019