Form 10-Q
period 2019-03-31
EDGEWELL PERSONAL CARE Co
filed 2019-05-09
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-15401
____________________________________________________________________________________________________________
EDGEWELL PERSONAL CARE COMPANY
(Exact name of registrant as specified in its charter)

Missouri	43-1863181
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

6 Research Drive
Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203) 944-5500
(Registrant’s telephone number, including area code)

Title of each class	Stock symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EPC	New York Stock Exchange

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
Common shares, $0.01 par value - 54,129,125 shares as of April 30, 2019.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net sales	$546.7	$608.1	$1,003.8	$1,076.4
Cost of products sold	295.8	307.0	559.4	576.0
Gross profit	250.9	301.1	444.4	500.4

Selling, general and administrative expense	98.1	104.3	185.4	202.2
Advertising and sales promotion expense	47.9	75.6	99.5	124.6
Research and development expense	14.0	15.5	26.6	31.6
Restructuring charges	13.5	3.7	30.6	3.7
Gain on sale of Playtex gloves	—	—	—	(15.9)
Interest expense associated with debt	16.4	18.2	32.4	36.0
Other income, net	(2.7)	(2.0)	(1.4)	(0.7)
Earnings before income taxes	63.7	85.8	71.3	118.9
Income tax provision	15.5	20.7	23.5	47.1
Net earnings	$48.2	$65.1	$47.8	$71.8

Earnings per share:
Basic net earnings per share	$0.89	$1.21	$0.88	$1.31
Diluted net earnings per share	0.89	1.20	0.88	1.31

Statements of Comprehensive Income:
Net earnings	$48.2	$65.1	$47.8	$71.8
Other comprehensive income, net of tax
Foreign currency translation adjustments	(11.2)	16.4	(22.0)	25.9
Pension and postretirement activity, net of tax of $0.2, $0.1, $0.3 and $0.2	0.3	0.3	0.3	0.7
Deferred gain (loss) on hedging activity, net of tax of $0.2, $(0.8), $(0.5) and $(0.7)	0.3	(1.7)	(1.0)	(1.5)
Total other comprehensive (loss) income, net of tax	(10.6)	15.0	(22.7)	25.1
Total comprehensive income	$37.6	$80.1	$25.1	$96.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2019	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$244.6	$266.4
Trade receivables, less allowance for doubtful accounts of $5.7 and $6.0	250.8	226.5
Inventories	388.6	329.5
Other current assets	137.8	128.8
Total current assets	1,021.8	951.2
Property, plant and equipment, net	402.6	424.1
Goodwill	1,444.7	1,450.8
Other intangible assets, net	1,087.3	1,099.0
Other assets	32.1	28.2
Total assets	$3,988.5	$3,953.3

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$184.9
Notes payable	13.9	8.2
Accounts payable	223.2	238.4
Other current liabilities	271.5	285.5
Total current liabilities	508.6	717.0
Long-term debt	1,312.3	1,103.8
Deferred income tax liabilities	175.5	176.1
Other liabilities	210.0	211.8
Total liabilities	2,206.4	2,208.7
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,119,062 and 54,040,386 outstanding	0.7	0.7
Additional paid-in capital	1,630.0	1,628.3
Retained earnings	1,134.8	1,083.1
Common shares in treasury at cost, 11,132,927 and 11,211,603	(812.4)	(819.2)
Accumulated other comprehensive loss	(171.0)	(148.3)
Total shareholders’ equity	1,782.1	1,744.6
Total liabilities and shareholders’ equity	$3,988.5	$3,953.3

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2019	2018
Cash Flow from Operating Activities
Net earnings	$47.8	$71.8
Depreciation and amortization	46.4	49.2
Share-based compensation expense	10.0	9.3
Loss (gain) on sale of assets	0.9	(13.6)
Deferred compensation payments	(5.2)	(9.1)
Deferred income taxes	(0.3)	(22.5)
Other, net	4.5	31.6
Changes in operating assets and liabilities	(136.0)	(55.1)
Net cash (used by) from operating activities	(31.9)	61.6

Cash Flow from Investing Activities
Capital expenditures	(22.9)	(27.6)
Acquisitions, net of cash acquired	—	(90.3)
Playtex gloves sale	—	19.0
Proceeds from sale of assets	4.0	4.7
Collection of deferred purchase price on accounts receivable sold	5.0	5.3
Net cash used by investing activities	(13.9)	(88.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	253.0	305.0
Cash payments on debt with original maturities greater than 90 days	(45.0)	(427.0)
Term Loan repayment	(185.0)	—
Net decrease in debt with original maturities of 90 days or less	3.5	(1.2)
Common shares purchased	—	(124.4)
Net financing inflow from the Accounts Receivable Facility	2.3	6.5
Employee shares withheld for taxes	(1.5)	(2.1)
Net cash from (used by) financing activities	27.3	(243.2)

Effect of exchange rate changes on cash	(3.3)	11.2

Net decrease in cash and cash equivalents	(21.8)	(259.3)
Cash and cash equivalents, beginning of period	266.4	502.9
Cash and cash equivalents, end of period	$244.6	$243.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2018	65.2	$0.7	(11.1)	$(812.6)	$1,625.0	$1,086.6	$(160.4)	$1,739.3
Net earnings	—	—	—	—	—	48.2	—	48.2
Foreign currency translation adjustments	—	—	—	—	—	—	(11.2)	(11.2)
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred loss on hedging activity	—	—	—	—	—	—	0.3	0.3
Activity under share plans	—	—	—	0.2	5.0	—	—	5.2
Balance at March 31, 2019	65.2	$0.7	(11.1)	$(812.4)	$1,630.0	$1,134.8	$(171.0)	$1,782.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net earnings	—	—	—	—	—	47.8	—	47.8
Foreign currency translation adjustments	—	—	—	—	—	—	(22.0)	(22.0)
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Deferred loss on hedging activity	—	—	—	—	—	—	(1.0)	(1.0)
Activity under share plans	—	—	0.1	6.8	1.7	—	—	8.5
Balance at March 31, 2019	65.2	$0.7	(11.1)	$(812.4)	$1,630.0	$1,134.8	$(171.0)	$1,782.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	65.2	$0.7	(11.1)	$(813.5)	$1,620.7	$969.2	$(121.3)	$1,655.8
Net earnings	—	—	—	—	—	65.1	—	65.1
Foreign currency translation adjustments	—	—	—	—	—	—	16.4	16.4
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred gain on hedging activity	—	—	—	—	—	—	(1.7)	(1.7)
Repurchase of shares	—	—	(0.1)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	—	—	4.5	—	—	4.5
Balance at March 31, 2018	65.2	$0.7	(11.2)	$(822.7)	$1,625.2	$1,034.3	$(106.3)	$1,731.2

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2017	65.2	$0.7	(9.2)	$(703.9)	$1,623.4	$952.9	$(131.4)	$1,741.7
Net earnings	—	—	—	—	—	71.8	—	71.8
Foreign currency translation adjustments	—	—	—	—	—	—	25.9	25.9
Pension and postretirement activity	—	—	—	—	—	—	0.7	0.7
Deferred gain on hedging activity	—	—	—	—	—	—	(1.5)	(1.5)
Repurchase of shares	—	—	(2.1)	(124.4)	—	—	—	(124.4)
Activity under share plans	—	—	0.1	5.6	1.8	9.6	—	17.0
Balance at March 31, 2018	65.2	$0.7	(11.2)	$(822.7)	$1,625.2	$1,034.3	$(106.3)	$1,731.2

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
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge®, Skintimate®, Shave Guard® and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.

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
Statement of Cash Flows Presentation. Certain amounts within Cash Flows from Operating Activities for the six months ended March 31, 2018 have been reclassified to conform with the current period presentation.  Net cash (used by) from operating activities for the six months ended March 31, 2018 was not impacted by this change.
Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. During 2016, the FASB issued three ASUs clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The Company adopted the ASU for revenue recognition beginning October 1, 2018 using the modified retrospective method. Revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. As a result, the adoption of the ASU did not have a material impact on the timing of revenue recognition. The adoption resulted in the recognition of a $5.3 inventory return asset included in Other current assets on the Condensed Consolidated Balance Sheet as of October 1, 2018 with an offsetting increase to the returns reserve in Other current liabilities. The adoption resulted in the recognition of a $1.3 liability for advanced payments from customers in Other current liabilities with a corresponding increase to Trade receivables to reclassify advanced payments from customers from contra-Trade receivables as of October 1, 2018. Refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

In August 2016, the FASB issued an ASU intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, the sale of accounts receivable, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The Company adopted the ASU beginning October 1, 2018. The Company noted that the adoption of the ASU resulted in the reclassification of approximately $5.0 and $5.3 in operating cash inflows for the six months ended March 31, 2019 and 2018, respectively, associated with the $150 uncommitted master accounts receivable purchase agreement entered into on September 15, 2017 with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”) to investing cash inflows in the Consolidated Statement of Cash Flows.
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
In March 2017, the FASB issued an ASU intended to improve the presentation of net periodic pension and post-retirement benefit cost. The amendment changes these requirements so that only the service cost component is recorded in the same line item as other compensation costs for the applicable employees, and all other components of net periodic pension and post-retirement benefit cost are recorded on a separate line item outside of income from operations. The amendments also specify that only the service cost component is eligible for capitalization. The Company adopted the ASU as of October 1, 2018, applied the ASU retrospectively for the presentation of the cost components, and applied the ASU prospectively for the capitalization of the service cost component. The adoption impacted the Consolidated Statement of Operations for the quarter ended March 31, 2018 and resulted in a reclassification that increased Cost of products sold, Selling, general and administrative expense (“SG&A”), and Other income, net by $1.0, $0.8, and $1.8, respectively. The adoption impacted the Consolidated Statement of Operations for the six months ended March 31, 2018 and resulted in a reclassification that increased Cost of products sold, SG&A and Other income, net by $2.0, $1.5, and $3.5, respectively.
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
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued an ASU which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company has begun assessing the impact of the standard, including identification of the lease portfolio and business process changes required to correctly apply the guidance. The Company currently does not expect to early adopt this guidance and is in the process of evaluating its impact on the financial statements; however, the Company anticipates the primary impacts will be a material increase in both assets and liabilities to include operating leases on the Consolidated Balance Sheets.
No other new accounting pronouncement issued or effective during fiscal 2019 which was not previously disclosed in our Annual Report on Form 10-K filed with the SEC on November 19, 2018 had or is expected to have a material impact on our consolidated financial statements or related disclosures.

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

Principal Revenue Streams and Significant Judgments
Our principal revenue streams can be divided into: i) sale of personal care products primarily through retailers in North America; ii) sale of personal care products through a combination of retailers and distributors internationally; and iii) production and sale of private brands products that are made to customer specifications.
Performance Obligations
The Company’s revenue is from the sale of its products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of goods to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. The Company’s standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products. Reserves are established and recorded in cases where the right of return does exist for a particular sale.

The Company assesses the goods promised in its customers’ purchase orders and identifies a performance obligation to transfer goods (or bundle of goods) that is distinct. To identify the performance obligations, the Company considers all the goods promised, whether explicitly stated or implied based on customary business practices. The Company’s purchase orders are short term in nature, lasting less than one year and contain a single delivery element. For a purchase order that has more than one performance obligation, the Company allocates the total consideration to each distinct performance obligation on a relative stand-alone selling price basis. The Company does not exclude variable consideration in determining the remaining value of performance obligations.

Significant Judgments

Under certain circumstances, the Company allows customers to return sun care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (5) collectability is reasonably assured. Simultaneously with the sale, the Company reduces sales and cost of sales and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer sun care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors including expiration dates, and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $37.9 and $58.6 at March 31, 2019 and September 30, 2018, respectively. The adoption of ASU 2014-09 required changes in the presentation of returns on the Condensed Consolidated Balance Sheet, namely that a return asset should be recognized for returns expected to be resold, measured at the carrying amount of goods at the time of sale, less the expected costs to recover the goods and any expected reduction in value. The Company had an inventory return asset of $5.3 as of the adoption date. The Company recorded an inventory return asset of $2.9 as of March 31, 2019. The recognition of an inventory return asset resulted in a corresponding increase to the reserve for returns as of March 31, 2019. The inventory return asset and the reserve for returns are included in Other current assets and Other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.
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

Contract Balances
The timing of revenue recognition is based on the customer’s receipt of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities as of the adoption date were $1.3. Contract liabilities were $0.6 at March 31, 2019 and were classified within Other current liabilities on our Consolidated Balance Sheets. Of the amount deferred, substantially all will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
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

The Company noted the revenues and net earnings of Jack Black from the beginning of the period through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2018. Acquisition and integration costs related to Jack Black totaling $0.5 and $1.0 for the three and six months ended March 31, 2019, were included in SG&A on the Consolidated Statement of Earnings. Acquisition and integration costs related to Jack Black totaled $2.6 during the three and six months ended March 31, 2018 and were included in SG&A on the Consolidated Statement of Earnings.
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

Note 4 - Restructuring Charges
Project Fuel
In February 2018, the Company announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of the Company’s business and cost structure, simplifying and transforming the organization, structure, and key processes that will provide the necessary catalyst for further re-investment in the Company’s growth objectives while enabling the Company to achieve its desired future state operations.
The project will incorporate the Company’s Zero-Based Spending (“ZBS”) and global productivity initiatives and will include a new global restructuring initiative. Initial costs for Project Fuel relate to efforts to fully define the scope and reach of the project. In addition, the Company has incurred global severance costs related to the reduction of overhead. While the Company incurred costs and realized savings for Project Fuel in fiscal 2018, most costs will be incurred and savings achieved during fiscal 2019 through fiscal 2021.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2019 would have been as follows:

	Three Months Ended March 31, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$4.4	$1.7	$0.9	$0.3	$1.8	$9.1
Asset impairment and accelerated depreciation	0.5	—	—	—	—	0.5
Consulting, project implementation and management and, other exit costs	—	—	—	—	5.8	5.8
Total Restructuring	$4.9	$1.7	$0.9	$0.3	$7.6	$15.4

	Six Months Ended March 31, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$11.7	$2.2	$1.2	$0.4	$2.8	18.3
Asset impairment and accelerated depreciation	0.5	—	—	—	0.5	1.0
Consulting, project implementation and management and, other exit costs	2.3	—	—	—	12.3	14.6
Total Restructuring	$14.5	$2.2	$1.2	$0.4	$15.6	$33.9

	Three Months Ended March 31, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$1.5	$0.7	$0.1	$—	$—	2.3
Consulting, project implementation and management and, other exit costs	—	—	—	—	1.4	1.4
Total Restructuring	$1.5	$0.7	$0.1	$—	$1.4	$3.7

Pre-tax SG&A of $1.9 and $3.3 for the three and six months ended March 31, 2019, associated with certain information technology enablement expenses related to Project Fuel, were included in Consulting, project implementation and management, and other exit costs.
The following table summarizes the restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2019:

				Utilized
	October 1, 2018	Charge to Income	Other (1)	Cash	Non-Cash	March 31, 2019
Restructuring
Severance and related benefit costs	$5.1	$18.3	$(0.1)	$(12.1)	$—	$11.2
Asset impairment and accelerated depreciation	—	1.0	—	—	(1.0)	—
Consulting, project implementation and management, and other exit costs	2.6	14.6	—	(16.7)	—	0.5
Total Restructuring	$7.7	$33.9	$(0.1)	$(28.8)	$(1.0)	$11.7

				Utilized
	October 1, 2017	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2018
Restructuring
Severance and related benefit costs	$2.4	$12.1	$(0.1)	$(9.3)	$—	$5.1
Asset impairment and accelerated depreciation	—	1.8	—	—	(1.8)	$—
Consulting, project implementation and management, and other exit costs	—	26.0	—	(23.4)	—	2.6
Total Restructuring	$2.4	$39.9	$(0.1)	$(32.7)	$(1.8)	$7.7

(1)	Includes the impact of currency translation.
Note 5 - Income Taxes
For the three and six months ended March 31, 2019, the Company had income tax expense of $15.5 and $23.5, respectively, on Earnings before income taxes of $63.7 and $71.3, respectively. The effective tax rate for the three and six months ended March 31, 2019 was 24.4% and 33.0%. The difference between the federal statutory rate and the effective rate is primarily due to a $4.7 net transitional charge resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in the first quarter of fiscal 2019, as discussed below. The rate was also unfavorably impacted by $33.9 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the impact of equity compensation.
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
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted the Tax Act.  This new comprehensive tax legislation reduces the U.S. federal corporate tax rate from 35% to 21% but also limits and/or eliminates certain deductions while creating new taxes on certain foreign sourced earnings.  Since the Company has a September 30 fiscal year end, the lower U.S. corporate income tax rate was phased in, resulting in a blended U.S. statutory federal rate of approximately 24.5% for the fiscal year ended September 30, 2018 and 21% for subsequent fiscal years. The reduction in the U.S. corporate tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities to the lower federal rate of 21%. The Tax Act also imposed a one-time transition tax on historical earnings of certain foreign subsidiaries that were not previously taxed by the U.S.
For the six months ended March 31, 2019, the discrete tax adjustment for the one-time transition tax on foreign earnings was $4.7 compared to $96.7 for the six months ended March 31, 2018. The March 31, 2018 transition tax expense was offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $79.3, resulting in a net charge of $17.4 for the period, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected to be used to partially offset amounts payable over eight years related to the one-time transition tax on foreign earnings.

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
Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act impacted the Company in fiscal 2018 while others are effective for fiscal year 2019 and beyond. The significant provisions of the Tax Act which the Company is subject to beginning in fiscal 2019 include the full U.S. federal statutory rate reduction to 21%, the repeal of the domestic production activities deduction, tax on global intangible low-taxed income (“GILTI”), base erosion and anti-avoidance tax (“BEAT”), limitation of deductibility of certain executive compensation, limitation on business interest, and a deduction for foreign derived intangible income (“FDII”). The Company has recorded tax liabilities/(benefits) for the various provisions during the first six months of fiscal 2019.
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
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. The Company has historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. federal and state income taxes beyond the Tax Act’s one-time transition tax.

Note 6 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent (“RSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic weighted-average shares outstanding	54.1	54.0	54.1	54.7
Effect of dilutive securities:
RSE awards	0.2	0.1	0.2	0.2
Total dilutive securities	0.2	0.1	0.2	0.2
Diluted weighted-average shares outstanding	54.3	54.1	54.3	54.9
For the three and six months ended March 31, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.5 of share options because the effect of including these awards was anti-dilutive. For the three and six months ended March 31, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of these awards was anti-dilutive. For the three and six months ended March 31, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options because the effect of including these awards was anti-dilutive. For the three and six months ended March 31, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of these awards was anti-dilutive.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Balance at October 1, 2018	$968.2	$229.4	$208.0	$45.2	$1,450.8
Cumulative translation adjustment	(4.7)	—	(1.4)	—	(6.1)
Balance at March 31, 2019	$963.5	$229.4	$206.6	$45.2	$1,444.7

Balances at October 1, 2018 and March 31, 2019 are net of accumulated goodwill impairment losses in the All Other segment totaling $24.4.

	March 31, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.5	$30.2	$176.3	$206.7	$25.4	$181.3
Technology and patents	78.7	76.1	2.6	79.0	75.9	3.1
Customer related and other	179.2	99.7	79.5	179.3	96.2	83.1
Total amortizable intangible assets	$464.4	$206.0	$258.4	$465.0	$197.5	$267.5
Amortization expense was $4.5 and $9.0 for the three and six months ended March 31, 2019, respectively, and $4.2 and $8.6 for the three and six months ended March 31, 2018, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2019 and for fiscal 2020, 2021, 2022, 2023, and 2024 is $8.7, $17.1, $16.5, $16.4, $16.3, and $16.2, respectively, and $167.2 thereafter.
The Company had indefinite-lived intangible assets of $828.9 ($179.6 in Wet Shave, $475.6 in Sun and Skin Care, $29.9 in Feminine Care, and $143.8 in All Other) at March 31, 2019, a decrease of $2.6 from September 30, 2018, resulting from changes in foreign currency translation rates. The Company had indefinite-lived trade names and brands of $831.5 ($182.2 in Wet Shave, $475.6 in Sun and Skin Care, $29.9 in Feminine Care, and $143.8 in All Other) at September 30, 2018.
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

Note 8 - Supplemental Balance Sheet Information

	March 31, 2019	September 30, 2018
Inventories
Raw materials and supplies	$55.9	$52.0
Work in process	68.7	67.5
Finished products	264.0	210.0
Total inventories	$388.6	$329.5
Other Current Assets
Miscellaneous receivables	$15.9	$12.6
Prepaid expenses	75.0	68.4
Value added tax collectible from customers	24.7	25.2
Income taxes receivable	18.5	17.3
Other	3.7	5.3
Total other current assets	$137.8	$128.8
Property, Plant and Equipment
Land	$18.9	$19.2
Buildings	137.3	141.9
Machinery and equipment	966.5	964.8
Capitalized software costs	50.9	48.4
Construction in progress	50.6	59.9
Total gross property, plant and equipment	1,224.2	1,234.2
Accumulated depreciation and amortization	(821.6)	(810.1)
Total property, plant and equipment, net	$402.6	$424.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$41.1	$28.2
Accrued trade allowances	24.2	29.9
Accrued salaries, vacations and incentive compensation	40.9	44.2
Income taxes payable	8.6	20.3
Returns reserve	37.9	58.6
Restructuring reserve	11.7	7.7
Value added tax payable	7.5	4.0
Deferred compensation	8.9	6.3
Other	90.7	86.3
Total other current liabilities	$271.5	$285.5
Other Liabilities
Pensions and other retirement benefits	$89.3	$91.5
Deferred compensation	33.6	40.7
Other non-current liabilities	87.1	79.6
Total other liabilities	$210.0	$211.8

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
As of March 31, 2019, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.

Accounts receivables sold under this agreement were $232.1 and $446.0 for the three and six months ended March 31, 2019, respectively, and $281.5 and $491.6 for the three and six months ended March 31, 2018, respectively. The trade receivables sold that remained outstanding under this agreement as of March 31, 2019 and September 30, 2018 were $107.9 and $77.9, respectively. The net proceeds received were included in cash provided by operating activities and cash provided by investing activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. The loss on sale of trade receivables was $0.7 and $1.3 for the three and six months ended March 31, 2019, respectively, and the loss on sale of trade receivables was $0.6 and $1.0 for the three and six months ended March 31, 2018, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	March 31, 2019	September 30, 2018
Senior notes, fixed interest rate of 4.7%, due 2021	$600.0	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022	500.0	500.0
U.S. revolving credit facility due June 2020	215.0	7.0
Term loan, due 2019	—	185.0
Total long-term debt, including current maturities	1,315.0	1,292.0
Less current portion	—	184.9
Less unamortized debt issuance costs and discount (1) (2)	2.7	3.3
Total long-term debt	$1,312.3	$1,103.8

(1)
At March 31, 2019, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $1.0 and $1.3, respectively. At September 30, 2018, the balance for the senior notes due 2021, the senior notes due 2022, and the term loan are reflected net of debt issuance costs of $1.2, $1.5 and $0.1, respectively.

(2)	At March 31, 2019 and September 30, 2018, the balance for the senior notes due 2022 was reflected net of discount of $0.4 and $0.5, respectively.

On February 6, 2019, the Company made a $185.0 prepayment to retire its term loan due April 2019 (the “Term Loan”). The Company funded the payment through additional borrowing on its U.S. revolving credit facility. The Company had outstanding, variable-rate international borrowings, recorded in Notes payable, of $13.9 and $8.2 as of March 31, 2019 and September 30, 2018, respectively.

Note 11 - Retirement Plans
The Company has several defined benefit pension plans covering employees in the U.S. and certain employees in other countries, which are included in the information presented below. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in several other non-U.S. pension and post-retirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.
The Company’s net periodic pension and postretirement cost (benefit) for these plans was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$0.8	$0.8	$1.5	$1.5
Interest cost	4.7	4.3	9.4	8.6
Expected return on plan assets	(6.3)	(7.2)	(12.6)	(14.3)
Recognized net actuarial loss	1.0	1.2	2.0	2.3
Net periodic cost (benefit)	$0.2	$(0.9)	$0.3	$(1.9)

The service cost component of the net periodic cost (benefit) associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost (benefit) is recorded to Other income, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Shareholders’ Equity
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company’s common stock, replacing the previous stock repurchase authorization from May 2015. The Company did not repurchase any shares under this authorization during the six months ended March 31, 2019. The Company has 10.0 shares of its common shares available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
The Company has not declared any dividends since the third quarter of fiscal 2015 and does not currently intend to declare dividends in the foreseeable future.

Note 13 - Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)
OCI before reclassifications (1)	(22.0)	(1.2)	1.1	(22.1)
Reclassifications to earnings	—	1.5	(2.1)	(0.6)
Balance at March 31, 2019	$(62.6)	$(110.0)	$1.6	$(171.0)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2017	$(29.0)	$(101.3)	$(1.1)	$(131.4)
OCI before reclassifications (1)	25.9	(0.9)	(2.6)	22.4
Reclassifications to earnings	—	1.6	1.1	2.7
Balance at March 31, 2018	$(3.1)	$(100.6)	$(2.6)	$(106.3)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2019	2018	2019	2018
Gain / Loss on cash flow hedges
Foreign exchange contracts	$1.3	$(0.8)	$3.1	$(1.5)	Other income, net
	1.3	(0.8)	3.1	(1.5)	Total before tax
	0.4	(0.2)	1.0	(0.4)	Income tax provision
	0.9	(0.6)	2.1	(1.1)	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(1.0)	$(1.2)	$(2.0)	(2.3)	(1)
	(1.0)	(1.2)	(2.0)	(2.3)	Total before tax
	(0.2)	(0.3)	(0.5)	(0.7)	Income tax provision
	(0.8)	(0.9)	(1.5)	$(1.6)	Net of tax

Total reclassifications for the period	$0.1	$(1.5)	$0.6	$(2.7)	Net of tax

(1)	These AOCI components are included in the computation of net periodic cost (benefit). See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (also referred to as derivatives), to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at March 31, 2019 and September 30, 2018, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans, and to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other income, net. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.
Cash Flow Hedges
At March 31, 2019, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments had a high correlation to the underlying exposure being hedged and were deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $2.4 and $3.9 at March 31, 2019 and September 30, 2018, respectively, on these forward currency contracts, which are accounted for as cash flow hedges, and are included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2019 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at March 31, 2019 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2020. At March 31, 2019, there were 61 open foreign currency contracts with a total notional value of $125.3.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and thus are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2019 resulted in a gain of $0.7 and a loss of $0.6, respectively, compared to losses of $2.6 and $2.8 for the three and six months ended March 31, 2018, and was recorded in Other income, net in the Condensed Consolidated Statements of Earnings. At March 31, 2019, there were six open foreign currency derivative contracts not designated as cash flow hedges, with a total notional value of $55.8.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	March 31, 2019	September 30, 2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$2.4	$3.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.1	$1.3

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$1.8	$(3.3)	$1.6	$(3.7)
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	1.3	(0.8)	$3.1	$(1.5)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$0.7	$(2.6)	$(0.6)	$(2.8)

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and were deemed highly effective in offsetting associated risk.

(2)	Gain (loss) was recorded in Other income, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At March 31, 2019		At September 30, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$2.6	$—	$5.3	$—
Gross amounts offset in the balance sheet	(0.1)	—	(0.1)	—
Net amounts of assets (liabilities) presented in the balance sheet	$2.5	$—	$5.2	$—

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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
Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	March 31, 2019	September 30, 2018
Liabilities at estimated fair value:
Deferred compensation	$(42.4)	$(46.9)
Derivatives - foreign currency contracts	2.5	5.2
Net liabilities at estimated fair value	$(39.9)	$(41.7)

At March 31, 2019, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.
At March 31, 2019 and September 30, 2018, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At March 31, 2019 and September 30, 2018, the fair market value of fixed rate long-term debt was $1,053.2 and $1,061.2, respectively, compared to its carrying value of $1,100.0 and $1,100.0, respectively. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of March 31, 2019. The estimated fair value of variable-rate debt, which consists of bank debt and excludes revolving credit facilities, was $185.0 at September 30, 2018 compared to its carrying value of $184.9 at September 30, 2018. The estimated fair value was equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions, and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments. Such allocations are estimates and do not represent the costs of such services if performed on a stand-alone basis.

Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Sales
Wet Shave	$294.4	$345.2	$582.1	$639.3
Sun and Skin Care	145.2	152.3	211.9	211.4
Feminine Care	74.6	80.3	149.3	162.9
All Other	32.5	30.3	60.5	62.8
Total net sales	$546.7	$608.1	$1,003.8	$1,076.4

Segment Profit
Wet Shave	$55.7	$68.9	$110.7	$122.6
Sun and Skin Care	40.5	48.6	39.9	42.4
Feminine Care	13.7	9.9	21.2	14.7
All Other	6.0	4.3	7.2	11.4
Total segment profit	115.9	131.7	179.0	191.1
General corporate and other expenses	(16.7)	(19.2)	(30.4)	(37.9)
Restructuring and related costs (1)	(15.4)	(3.7)	(33.9)	(3.7)
Feminine and Infant Care evaluation costs (2)	(1.0)	—	(1.0)	—
Jack Black acquisition and integration costs (3)	(0.5)	(2.6)	(1.0)	(2.6)
Investor settlement expense (4)	—	—	(0.9)	—
Sun Care reformulation costs (5)	(0.4)	—	(0.5)	—
Gain on sale of Playtex gloves	—	—	—	15.9
Amortization of intangibles	(4.5)	(4.2)	(9.0)	(8.6)
Interest and other income, net	(13.7)	(16.2)	(31.0)	(35.3)
Total earnings before income taxes	$63.7	$85.8	$71.3	$118.9

(1)
Restructuring costs associated with Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve our desired future state operations. Includes pre-tax SG&A of $1.9 and $3.3 for the three and six months ended March 31, 2019, associated with certain information technology enablement expenses for Project Fuel.

(2)	Includes pre-tax SG&A of $1.0 for the three and six months ended March 31, 2019, associated with consulting costs for the Company to evaluate segments.

(3)
Includes pre-tax SG&A of $0.5 and $1.0 for the three and six months ended March 31, 2019, and $2.6 for the three and six months ended March 31, 2018, for costs associated with the integration of the Jack Black acquisition.

(4)	Includes pre-tax SG&A of $0.9 for the six months ended March 31, 2019, associated with a settlement with an investor.

(5)	Includes pre-tax Cost of products sold of $0.4 and $0.5 for the three and six months ended March 31, 2019, associated with supply chain changes on select Sun Care products.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Sales to Customers
United States	$310.4	$340.2	$561.7	$598.5
International	236.3	267.9	442.1	477.9
Total net sales	$546.7	$608.1	$1,003.8	$1,076.4

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Razors and blades	$260.6	$311.4	$515.9	$572.9
Sun care products	116.3	127.1	149.5	165.4
Tampons, pads, and liners	74.6	80.3	149.3	162.9
Shaving gels and creams	33.8	33.8	66.2	66.4
Skin care products	28.9	25.2	62.4	46.0
Infant care and other	32.5	30.3	60.5	62.8
Total net sales	$546.7	$608.1	$1,003.8	$1,076.4

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$370.0	$261.7	$(85.0)	$546.7
Cost of products sold	—	221.4	159.4	(85.0)	295.8
Gross profit	—	148.6	102.3	—	250.9

Selling, general and administrative expense	—	62.2	35.9	—	98.1
Advertising and sales promotion expense	—	25.1	22.8	—	47.9
Research and development expense	—	14.0	—	—	14.0
Restructuring charges	—	10.8	2.7	—	13.5
Interest expense associated with debt	13.4	2.7	0.3	—	16.4
Other expense (income), net	—	0.4	(3.1)	—	(2.7)
Intercompany service fees	—	(5.8)	5.8	—	—
Equity in earnings of subsidiaries	(58.4)	(32.0)	—	90.4	—
Earnings before income taxes	45.0	71.2	37.9	(90.4)	63.7
Income tax provision (benefit)	(3.2)	12.8	5.9	—	15.5
Net earnings (loss)	$48.2	$58.4	$32.0	$(90.4)	$48.2

Statements of Comprehensive Income:
Net earnings (loss)	$48.2	$58.4	$32.0	$(90.4)	$48.2
Other comprehensive income (loss), net of tax	(10.6)	(10.6)	(10.2)	20.8	(10.6)
Total comprehensive income (loss)	$37.6	$47.8	$21.8	$(69.6)	$37.6

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Six Months Ended March 31, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$669.7	$498.4	$(164.3)	$1,003.8
Cost of products sold	—	414.2	309.5	(164.3)	559.4
Gross profit	—	255.5	188.9	—	444.4

Selling, general and administrative expense	—	113.4	72.0	—	185.4
Advertising and sales promotion expense	—	52.5	47.0	—	99.5
Research and development expense	—	26.6	—	—	26.6
Restructuring charges	—	19.7	10.9	—	30.6
Interest expense associated with debt	26.8	5.2	0.4	—	32.4
Other expense (income), net	—	1.0	(2.4)	—	(1.4)
Intercompany service fees	—	(9.4)	9.4	—	—
Equity in earnings of subsidiaries	(68.1)	(43.5)	—	111.6	—
Earnings before income taxes	41.3	90.0	51.6	(111.6)	71.3
Income tax provision (benefit)	(6.5)	21.9	8.1	—	23.5
Net earnings (loss)	$47.8	$68.1	$43.5	$(111.6)	$47.8

Statements of Comprehensive Income:
Net earnings (loss)	$47.8	$68.1	$43.5	$(111.6)	$47.8
Other comprehensive income (loss), net of tax	(22.7)	(22.7)	(21.8)	44.5	(22.7)
Total comprehensive income (loss)	$25.1	$45.4	$21.7	$(67.1)	$25.1

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$406.7	$283.0	$(81.6)	$608.1
Cost of products sold	—	230.8	157.8	(81.6)	307.0
Gross profit	—	175.9	125.2	—	301.1

Selling, general and administrative expense	—	65.2	39.1	—	104.3
Advertising and sales promotion expense	—	42.8	32.8	—	75.6
Research and development expense	—	15.5	—	—	15.5
Restructuring charges	—	2.4	1.3	—	3.7
Gain on sale of Playtex gloves	—	—	—	—	—
Interest expense associated with debt	13.3	4.6	0.3	—	18.2
Other expense (income), net	—	(0.4)	(1.6)	—	(2.0)
Intercompany service fees	—	(4.2)	4.2	—	—
Equity in earnings of subsidiaries	(74.8)	(40.6)	—	115.4	—
Earnings before income taxes	61.5	90.6	49.1	(115.4)	85.8
Income tax provision (benefit)	(3.6)	15.8	8.5	—	20.7
Net earnings (loss)	$65.1	$74.8	$40.6	$(115.4)	$65.1

Statements of Comprehensive Income:
Net earnings (loss)	$65.1	$74.8	$40.6	$(115.4)	$65.1
Other comprehensive income (loss), net of tax	15.0	15.0	14.4	(29.4)	15.0
Total comprehensive income (loss)	$80.1	$89.8	$55.0	$(144.8)	$80.1

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Six Months Ended March 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$718.8	$510.5	$(152.9)	$1,076.4
Cost of products sold	—	426.2	302.7	(152.9)	576.0
Gross profit	—	292.6	207.8	—	500.4

Selling, general and administrative expense	—	127.4	74.8	—	202.2
Advertising and sales promotion expense	—	69.3	55.3	—	124.6
Research and development expense	—	31.6	—	—	31.6
Restructuring charges	—	2.4	1.3	—	3.7
Gain on sale of Playtex gloves	—	(15.9)	—	—	(15.9)
Interest expense associated with debt	26.7	8.8	0.5	—	36.0
Other expense (income), net	—	(0.9)	0.2	—	(0.7)
Intercompany service fees	—	(11.1)	11.1	—	—
Equity in earnings of subsidiaries	(91.3)	(53.4)	—	144.7	—
Earnings before income taxes	64.6	134.4	64.6	(144.7)	118.9
Income tax provision (benefit)	(7.2)	43.1	11.2	—	47.1
Net earnings (loss)	$71.8	$91.3	$53.4	$(144.7)	$71.8

Statements of Comprehensive Income:
Net earnings (loss)	$71.8	$91.3	$53.4	$(144.7)	$71.8
Other comprehensive income (loss), net of tax	25.1	25.1	24.0	(49.1)	25.1
Total comprehensive income (loss)	$96.9	$116.4	$77.4	$(193.8)	$96.9

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$1.7	$242.9	$—	$244.6
Trade receivables, net	—	75.0	175.8	—	250.8
Inventories	—	221.0	167.6	—	388.6
Other current assets	—	49.3	88.5	—	137.8
Total current assets	—	347.0	674.8	—	1,021.8
Investment in subsidiaries	3,815.6	1,213.6	—	(5,029.2)	—
Intercompany receivables, net (1)	—	886.4	30.9	(917.3)	—
Property, plant and equipment, net	—	301.5	101.1	—	402.6
Goodwill	—	1,037.4	407.3	—	1,444.7
Other intangible assets, net	—	880.0	207.3	—	1,087.3
Other assets	0.6	0.2	31.3	—	32.1
Total assets	$3,816.2	$4,666.1	$1,452.7	$(5,946.5)	$3,988.5

Liabilities and Shareholders' Equity
Current liabilities	$19.5	$286.2	$202.9	$—	$508.6
Intercompany payables, net (1)	917.3	—	—	(917.3)	—
Long-term debt	1,097.3	215.0	—	—	1,312.3
Deferred income tax liabilities	—	155.0	20.5	—	175.5
Other liabilities	—	194.3	15.7	—	210.0
Total liabilities	2,034.1	850.5	239.1	(917.3)	2,206.4
Total shareholders' equity	1,782.1	3,815.6	1,213.6	(5,029.2)	1,782.1
Total liabilities and shareholders' equity	$3,816.2	$4,666.1	$1,452.7	$(5,946.5)	$3,988.5

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operations	$(14.8)	$(1.1)	$29.0	$(45.0)	$(31.9)

Cash Flow from Investing Activities
Capital expenditures	—	(15.1)	(7.8)	—	(22.9)
Collection of deferred purchase price from accounts receivable sold	—	5.0	—	—	5.0
Proceeds from sale of assets	—	4.0	—	—	4.0
Intercompany receivables and payables, net	—	(17.3)	—	17.3	—
Payment for equity contributions	(1.0)	—	—	1.0	—
Net cash (used by) from investing activities	(1.0)	(23.4)	(7.8)	18.3	(13.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	253.0	—	—	253.0
Cash payments on debt with original maturities greater than 90 days	—	(45.0)	—	—	(45.0)
Term Loan repayment	—	(185.0)	—	—	(185.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(1.6)	5.1	—	3.5
Intercompany dividend	—	—	(45.0)	45.0	—
Net financing outflow from the Accounts Receivable Facility	—	2.3	—	—	2.3
Intercompany receivables and payables, net	17.3	—	—	(17.3)	—
Proceeds for equity contribution	—	—	1.0	(1.0)	—
Employee shares withheld for taxes	(1.5)	—	—	—	(1.5)
Net cash from (used by) financing activities	15.8	23.7	(38.9)	26.7	27.3

Effect of exchange rate changes on cash	—	—	(3.3)	—	(3.3)

Net decrease in cash and cash equivalents	—	(0.8)	(21.0)	—	(21.8)
Cash and cash equivalents, beginning of period	—	2.5	263.9	—	266.4
Cash and cash equivalents, end of period	$—	$1.7	$242.9	$—	$244.6

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from (used by) operations	$126.5	$108.0	$129.8	$(302.7)	$61.6

Cash Flow from Investing Activities
Capital expenditures	—	(22.3)	(5.3)	—	(27.6)
Acquisitions, net of cash acquired	—	—	(90.3)	—	(90.3)
Collection of deferred purchase price from accounts receivable sold	—	5.3	—	—	5.3
Playtex gloves sale	—	19.0	—	—	19.0
Proceeds from sale of assets	—	4.7	—	—	4.7
Net cash (used by) from investing activities	—	6.7	(95.6)	—	(88.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	305.0	—	—	305.0
Cash payments on debt with original maturities greater than 90 days	—	(427.0)	—	—	(427.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.2)	1.0	—	(1.2)
Common shares purchased	(124.4)	—	—	—	(124.4)
Intercompany dividend	—	—	(302.7)	302.7	—
Net financing inflow from the Accounts Receivable Facility	—	6.5	—	—	6.5
Employee shares withheld for taxes	(2.1)	—	—	—	(2.1)
Net cash (used by) from financing activities	(126.5)	(117.7)	(301.7)	302.7	(243.2)

Effect of exchange rate changes on cash	—	—	11.2	—	11.2

Net increase in cash and cash equivalents	—	(3.0)	(256.3)	—	(259.3)
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$3.4	$240.2	$—	$243.6

Note 17 - Subsequent Event
On May 8, 2019, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Harry’s, Inc., an innovative shaving retailer, for total consideration of approximately $1,370.0 in cash and stock, subject to adjustment pursuant to the terms of the Merger Agreement. Under the terms of the Merger Agreement, Harry’s Inc. will become a wholly owned subsidiary of the Company (the “Merger”). The consummation of the Merger is subject to customary closing conditions and is expected to close by the end of the first quarter of calendar 2020, subject to the satisfaction of customary closing conditions and receipt of regulatory clearance.
On May 8, 2019, in connection with the execution of the Merger Agreement, the Company entered into a commitment letter with Bank of America, N.A. (“BANA”) and Merrill Lynch, Pierce, Fenner & Smith pursuant to which BANA committed to provide to the Company a senior secured revolving credit facility in an aggregate principal amount of up to $400.0, a senior secured term loan A facility in an aggregate principal amount of up to $400.0 and a senior secured term loan B facility in an aggregate principal amount of up to $800.0 in order to, among other things, finance the Company’s obligations in respect of the Merger and certain related transactions.  The effectiveness of such credit facilities is subject to the occurrence of customary closing conditions, including the consummation of the Merger.

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
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring charges, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, the disposition of the Playtex gloves business, investor settlement expense, the Jack Black, L.L.C. (“Jack Black”) acquisition and integration costs, Sun Care reformulation charges, and the impact of the Tax Cuts and Jobs Act (the “Tax Act”). Reconciliations of Non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events, including the Project Fuel restructuring and acquisition of Jack Black, we view the use of Non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our Non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency, acquisitions, and dispositions (including the acquisition of Jack Black through February 2019 and the disposition of the Playtex gloves business through October 2018). This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as restructuring charges, Feminine and Infant Care evaluation costs, the gain on the disposition of the Playtex gloves business, investor settlement expense, Jack Black acquisition and integration costs, Sun Care reformulation charges, the related tax effects of these items, and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as restructuring charges, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, the gain on the disposition of the Playtex gloves business, investor settlement expense, Jack Black acquisition and integration costs, Sun Care reformulation charges, the related tax effects of these items, and the impact of the Tax Act from the income tax provision and earnings before income taxes.

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

Significant Events

Project Fuel
In February 2018, we announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will provide the necessary catalyst for further re-investment in the Company’s growth objectives while enabling us to achieve our desired future state operations.
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

Feminine and Infant Care Evaluation Costs
In February 2019, we began exploring strategic alternatives for the Feminine Care and Infant Care businesses, including the potential sale of one or both businesses. There can be no assurance that our exploration of strategic options will result in any transaction or other action, or the timing thereof. In the second quarter of fiscal 2019, we incurred $1.0 of advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses. The costs are related to consulting fees for the analysis of strategic alternatives of the Feminine and Infant Care businesses and are included in Selling, general and administrative expenses (“SG&A”) on the Condensed Consolidated Statement of Earnings.

Sun Care Reformulation Costs
As a result of discussions with one of our suppliers during the fourth quarter of fiscal 2018, we made certain supply chain and procurement decisions, including implementing a raw material substitution due to anticipated regulatory changes related to European Union Regulation (EC) No 1907/2006 concerning the Registration, Evaluation, Authorization, and Restriction of Chemicals, establishing a European Chemical Agency (“REACH”), that affect the supply chain of select Sun Care products. To align with our raw material selection process, we chose to make these changes at that time, in advance of Sun Care season, to minimize potential impact to our distribution channels during the peak sales period. We incurred $0.4 and $0.5 in Sun Care reformulation costs during the three and six months ending March 31, 2019, respectively, and expect to incur additional charges over the remainder of fiscal 2019 related to these supply chain decisions. The costs associated with the Sun Care reformulation are included in Costs of products sold on the Condensed Consolidated Statement of Earnings.

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

Sale of Playtex Gloves Business
On October 26, 2017, the Company finalized its sale of the Playtex gloves business to a household products company (the “Acquirer”) for $19.0. The sale was finalized on October 26, 2017. The sale provides the Acquirer with indefinite and exclusive worldwide rights to the Playtex trademark for gloves. The strategic sale of the Playtex gloves business will allow the Company to better focus and utilize its resources on its other product lines. Total assets sold were $3.1, resulting in a pre-tax gain on sale of $15.9 in the first six months of fiscal 2018. The gain on sale of Playtex gloves recognized for fiscal year 2018 was $15.3. Refer to Note 3 of our Notes to Condensed Consolidated Financial Statements for further discussion related to the sale of the Playtex gloves business.

Executive Summary
The following is a summary of key results for the second quarter and first six months of fiscal 2019 compared to the second quarter and first six months of fiscal 2018. Net earnings and earnings per share (“EPS”) for the time periods presented were impacted by restructuring activities, Feminine and Infant Care evaluation costs, Jack Black acquisition and integration costs, investor settlement expenses, Sun Care reformulation costs, the gain on the sale of the Playtex gloves business, the related tax impact from those costs, and the impact of the Tax Act as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are Non-GAAP measures.

Second Quarter of Fiscal 2019

•
Net sales in the second quarter of fiscal 2019 were $546.7, down 10.1% compared to the prior year quarter, inclusive of a 0.9% increase because of the acquisition of Jack Black, and a 2.1% decline due to currency movements. Excluding the impact of the Jack Black and currency movements, organic net sales decreased 8.9% primarily driven by declines in the Wet Shave, North America Sun and Skin Care and Feminine Care businesses, partly offset by growth in Infant Care and International Sun and Skin Care businesses.

•
Net earnings in the second quarter of fiscal 2019 were $48.2 compared to $65.1 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings for the second quarter of fiscal 2019 decreased 13.3% to $61.5. The decline was primarily driven by lower sales and gross margin percentages partially offset by lower advertising and promotional (“A&P”) spend.

•
Net earnings per diluted share during the second quarter of fiscal 2019 were $0.89 compared to $1.20 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the second quarter of fiscal 2019 was $1.13 compared to $1.31 in the prior year quarter.

	Quarter Ended March 31,
	Net Earnings		Diluted EPS
	2019	2018	2019	2018
Net Earnings and Diluted EPS - GAAP	$48.2	$65.1	$0.89	$1.20
Restructuring and related costs (1)	15.4	3.7	0.28	0.07
Feminine and Infant Care evaluation costs (2)	1.0	—	0.02	—
Jack Black acquisition and integration (3)	0.5	2.6	0.01	0.05
Sun Care reformulation costs (4)	0.4	—	0.01	—
Income taxes (5)	(4.0)	(0.5)	(0.08)	(0.01)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$61.5	$70.9	$1.13	$1.31

Weighted-average shares outstanding - Diluted			54.3	54.1

(1)
Restructuring costs associated with Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve our desired future state operations. Includes SG&A of $1.9 for the three months ended March 31, 2019, associated with certain information technology enablement expenses for Project Fuel.

(2)	Includes pre-tax SG&A of $1.0 for the three months ended March 31, 2019, associated with consulting costs for the Company to evaluate segments.

(3)	Includes pre-tax SG&A of $0.5 and $2.6 for the three months ended March 31, 2019 and 2018, respectively, for costs associated with the integration of the Jack Black acquisition.

(4)	Includes pre-tax Cost of products sold of $0.4 for the three months ended March 31, 2019, associated with supply chain changes on select Sun Care products.

(5)
Includes the impact of the Tax Act totaling $1.2 in Income tax expense for the second quarter of fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

First Six Months of Fiscal 2019

•
Net sales for the first six months of fiscal 2019 decreased 6.7% to $1,003.8, inclusive of a 1.6% increase as a result of the acquisition of Jack Black, a 0.1% decline from the sale of the Playtex gloves business, and a 1.7% decrease due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales decreased 6.5% in the first six months of fiscal 2019 as compared to the prior year period, as a result of declines in the Wet Shave, North America Sun and Skin Care, and Feminine Care businesses.

•
Net earnings for the first six months of fiscal 2019 were $47.8 as compared to $71.8 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first six months of fiscal 2019 decreased 0.6% to $81.7. The decline is the result of lower sales and gross margin percentage, offset by decreased overhead and A&P expense.

•
Net earnings per diluted share during the first six months of fiscal 2019 were $0.88 compared to $1.31 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first six months of fiscal 2019 were $1.50 compared to $1.50 in the prior year.

	Six Months Ended March 31,
	Net Earnings		Diluted EPS
	2019	2018	2019	2018
Net Earnings and Diluted EPS - GAAP	$47.8	$71.8	$0.88	$1.31
Restructuring and related costs (1)	33.9	3.7	0.62	0.07
Feminine and Infant Care evaluation costs (2)	1.0	—	0.02	—
Jack Black acquisition and integration (3)	1.0	2.6	0.02	0.05
Investor settlement expense (4)	0.9	—	0.02	—
Sun Care reformulation costs (5)	0.5	—	0.01	—
Gain on sale of Playtex gloves	—	(15.9)	—	(0.29)
Income taxes (6)	(3.4)	20.0	(0.07)	0.36
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$81.7	$82.2	$1.50	$1.50

Weighted-average shares outstanding - Diluted			54.3	54.9

(1)
Restructuring costs associated with Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve our desired future state operations. Includes SG&A of $3.3 for the six months ended March 31, 2019, associated with certain information technology enablement expenses for Project Fuel.

(2)	Includes pre-tax SG&A of $1.0 for the six months ended March 31, 2019, associated with consulting costs for the Company to evaluate segments.

(3)	Includes pre-tax SG&A of $1.0 and $2.6 for the six months ended March 31, 2019 and 2018, respectively, for costs associated with the integration of the Jack Black acquisition.

(4)	Includes pre-tax SG&A of $0.9 for the six months ended March 31, 2019, associated with a settlement with an investor.

(5)	Includes pre-tax Cost of products sold of $0.5 for the six months ended March 31, 2019, associated with supply chain changes on select Sun Care products.

(6)
Includes Income tax expense of $4.7 in the first six months of fiscal 2019 related to the fiscal 2018 one-time transition tax from the Tax Act. The impact of the Tax Act totaling $17.4 in Income tax expense for the first six of fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

Operating Results
The following table presents changes in net sales for the second quarter and first six months of fiscal 2019, as compared to the corresponding periods in fiscal 2018, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter and Six Months Ended March 31, 2019
	Q2	% Chg	Six Months	%Chg
Net sales - prior year	$608.1		$1,076.4
Organic	(54.1)	(8.9)%	(70.3)	(6.5)%
Impact of Jack Black acquisition	5.3	0.9%	17.1	1.6%
Impact of Playtex gloves sale	—	—%	(1.0)	(0.1)%
Impact of currency	(12.6)	(2.1)%	(18.4)	(1.7)%
Net sales - current year	$546.7	(10.1)%	$1,003.8	(6.7)%
For the second quarter of fiscal 2019, net sales were $546.7, a 10.1% decrease when compared with the prior year quarter. Excluding the impact of the acquisition of Jack Black and currency movements, organic net sales decreased 8.9% driven by declines in Wet Shave, North America Sun and Skin Care and Feminine Care businesses, partly offset by Infant Care and International Sun and Skin Care businesses. Organic net sales in both North America and Internationally declined 9%. The decline in net sales was driven by North America Wet Shave, Sun and Skin Care and Feminine Care, driven by competitive pressure in key retailers and product launches in the prior year period, as well as declines in International, which were largely driven by expected lower Wet Shave net sales in Asia Pacific due to commercial distribution changes implemented in Japan that created a difficult comparison to the prior year.

For the first six months of fiscal 2019, net sales decreased 6.7%. Excluding the impact of the acquisition of Jack Black, the Playtex gloves sale, and currency movements, organic net sales decreased 6.5% versus the prior year period. From a geographic perspective, organic net sales in North America declined 8% while International decreased 4%. The decline in organic net sales was primarily due to declines across all segments in North America and International Wet Shave, driven by competitive pressure in key retailers and anniversary of prior year product launches and promotions.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $250.9 during the second quarter of fiscal 2019, as compared to $301.1 in the prior year period. Gross margin as a percent of net sales for the second quarter of fiscal 2019 was 45.9%, representing a 360 basis point decline over the prior year gross margin of 49.5%. Excluding $0.4 of costs associated with the Sun Care Reformulation, gross margin decreased 350 basis points to 46.0%. The decline was the result of lower volumes across Wet Shave, Sun and Skin Care, and Feminine Care (90 basis points) from prior year product launches and competition, unfavorable price mix in Wet Shave and Feminine Care in North America (140 basis points), and unfavorable cost mix (120 basis points) in Wet Shave.
Gross profit was $444.4 during the first six months of fiscal 2019, as compared to $500.4 in the prior year period. Gross margin as a percent of net sales for the first six months of fiscal 2019 was 44.3%, down 220 basis points as compared to the prior year period. The impact of lower volumes across all segments (90 basis points) from prior year product launches and competition, unfavorable price mix in Wet Shave related to a price decrease in North America and Feminine Care (90 basis points), and unfavorable cost mix in Wet Shave and All Other (40 basis points).

Selling, General and Administrative Expense
SG&A was $98.1 in the second quarter of fiscal 2019, or 17.9% of net sales, as compared to $104.3 in the prior year period, or 17.2% of net sales. Excluding $1.5 of SG&A associated with the acquisition of Jack Black, $1.9 of information technology enablement charges for Project Fuel, $1.0 of advisory expenses incurred in connection with the evaluation of the Feminine Care and Infant Care businesses, and $1.9 of favorable currency, SG&A declined by $8.5 in the second quarter. The decline in SG&A expenses for the quarter was largely driven by savings generated through our corporate savings initiatives driving lower compensation expense.
SG&A was $185.4 in the first six months of fiscal 2019, or 18.5% of net sales, as compared to $202.2 in the prior year period, or 18.8% of net sales. Excluding $4.3 of SG&A associated with the acquisition of Jack Black, $3.3 of information technology enablement charges for Project Fuel, $1.0 of expenses related to the evaluation of the Feminine and Infant Care businesses, $0.9 of expenses incurred in connection with an investor settlement, and $3.0 of favorable currency, SG&A as a percent of organic net sales decreased by 230 basis points. The operational improvement in SG&A was largely driven by savings generated through our corporate savings initiatives driving lower compensation expense and prior year one-time expenses such as severance and asset write offs. These savings were offset in part by higher e-commerce investments.

Advertising and Sales Promotion Expense
For the second quarter of fiscal 2019, A&P was $47.9, down $27.7 as compared to the prior year period. A&P as a percent of net sales was 8.8%, as compared to 12.4% in the prior year period. The decrease in A&P expense was primarily a result of fewer new product launches as compared to the prior year, fewer promotional slots this fiscal quarter, an on-going shift to trade spend in certain segments, as well as continued focus on eliminating non-productive spend.
For the first six months of fiscal 2019, A&P was $99.5, down $25.1 as compared to the prior year period. A&P as a percent of net sales was 9.9%, as compared to 11.6% in the prior year period. The decrease was driven by higher prior year spend in Wet Shave in support of new product innovation in men's Hydro® and women’s Intuition f.a.b. in North America and lower Feminine Care spend compared to the prior year period, offset by increased support for the Skin Care and Grooming brands including Bulldog, Hydro grooming, and Jack Black.

Research and Development Expense
Research and development expense (“R&D”) for the second quarter of fiscal 2019 was $14.0, compared to $15.5 in the prior year period. As a percent of sales, R&D was 2.6% in the second quarter of fiscal 2019 compared to 2.5% in the prior year period. The reduction in R&D as a percent of sales compared to the prior year is primarily driven by timing of spend and development and reduced headcount.
R&D for the first six months of fiscal 2019 was $26.6, compared to $31.6 in the prior year period. As a percent of sales, R&D declined 30 basis points to 2.6% in the first six months of fiscal 2019 from 2.9% in the prior year. The reduction in R&D as a percent of sales compared to the prior year is primarily driven by timing of spend and development and reduced headcount.

Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2019 was $16.4, a decrease from the prior year period of $18.2. For the first six months of fiscal 2019, interest expense was $32.4 compared to $36.0 in the prior year period. The decline in interest expense was the result of lower outstanding debt as the Company paid the Term Loan Due April 2019 offset by additional borrowings under the U.S. revolving credit facility in fiscal 2019.

Other Income, Net
Other income, net was $2.7 in the second quarter of fiscal 2019 compared to $2.0 in the prior year period. Other income, net was expense of $1.4 during the first six months of fiscal 2019, compared to expense of $0.7 during first six months of fiscal 2018. Both periods reflect the reclassification of the pension credit from Cost of products sold and SG&A to Other income, net. The impact of the pension benefit was $0.6 and $1.2 in the second quarter and first six months of fiscal 2019, respectively. The impact of the pension benefit was $1.8 and $3.5 in the second quarter and first six months of fiscal 2018. The remaining activity was for foreign currency exchange contract gains and losses and the revaluation of non-functional currency balance sheet exposures.

Income Tax Provision
The effective tax rate for the first six months of fiscal 2019 was 33.0% compared to 39.7% in the prior year period. The effective tax rate for the first six months of fiscal 2019 includes a $4.7 net transitional charge resulting from the enactment of the Tax Act. The rate was also unfavorably impacted by $33.9 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the impact of equity compensation. The effective tax rate for the prior period includes a $17.4 increase in tax expense related to net charges from the Tax Act. Excluding the tax impact of restructuring charges, advisory expenses incurred in connection with the evaluation of the Feminine Care and Infant Care businesses, investor settlement expenses, Jack Black acquisition and integration costs, Sun Care reformulation charges, the impact of the Tax Act, and the disposition of the Playtex gloves business, the adjusted effective tax rate was 24.9% and 24.8% for the first six months of fiscal 2019 and fiscal 2018, respectively. The adjusted effective tax rate for fiscal 2019 is expected to be in the range of 23.5% to 25.5%; however, both the effective tax rate and the adjusted effective tax rate are dependent upon the mix of earnings in various tax jurisdictions.
The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Six Months Ended March 31, 2019			Six Months Ended March 31, 2018
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	71.3	$37.3	$108.6	118.9	$(9.6)	$109.3
Income tax provision	23.5	3.4	26.9	47.1	(20.0)	27.1
Net earnings	$47.8	$33.9	$81.7	$71.8	$10.4	$82.2

Effective tax rate	33.0%			39.7%
Adjusted effective tax rate			24.9%			24.8%

(1)
Includes adjustments for the impact of the Tax Act, restructuring charges, Feminine and Infant Care evaluation costs, investor settlement expense, Jack Black acquisition and integration costs, Sun Care reformulation charges, and the gain on sale of the Playtex gloves business. See reconciliation of net earnings to adjusted net earnings.

Savings Initiatives
Project Fuel is an enterprise-wide transformational initiative, launched in the second fiscal quarter of 2018, designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will provide the necessary catalyst for further re-investment in the Company’s growth objectives while enabling us to achieve its desired future state operations.
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
Project Fuel restructuring charges were $15.4 and $33.9 for the three and six months ended March 31, 2019. Project Fuel restructuring charges totaled $3.7 for the three and six months ended March 31, 2018. Additionally, capital expenditures for Project Fuel were $7.6 and $12.9, respectively. Project Fuel related savings were approximately $29 and $54 for the three and six months ending March 31, 2019, respectively, bringing cumulative savings to approximately $70.
For further information on our restructuring projects, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Segment Results
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2019, compared to the corresponding period in fiscal 2018, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter and Six Months Ended March 31, 2019
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$345.2		$639.3
Organic	(41.0)	(11.9)%	(42.9)	(6.7)%
Impact of currency	(9.8)	(2.8)%	(14.3)	(2.2)%
Net sales - current year	$294.4	(14.7)%	$582.1	(8.9)%
Wet Shave net sales for the second quarter of fiscal 2019 decreased 14.7%, inclusive of a 2.8% decline, due to currency movements. Excluding the impact of currency movements, organic net sales decreased $41.0, or 11.9%, reflecting the impact of lower volumes and pricing in North America and lower volumes in International markets. By region, North America organic net sales declined 11% and International markets declined 12%. North America sales decreased as a result of declines in key retailers, price decreases in Men’s and Women’s Systems, and the anniversary of the launch of Intuition f.a.b.™ in the prior year quarter. International sales declines were led by the Asia Pacific region, primarily driven by an expected quarterly phasing shift in sales in Japan and the impact of new product launches in the prior year. In Europe, sales declines were driven by prior year launches of Schick Hydro Sense® and Intuition f.a.b. Growth in Wet Shave net sales was driven through the launch of the Bulldog razor for Men’s systems, the launch of Skintimate® disposables, and growth in women’s private brands.
Wet Shave net sales for the first six months of fiscal 2019 decreased 8.9%, inclusive of a 2.2% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $42.9, or 6.7%. North America organic net sales was down 9%, while International organic net sales decreased 5%. Men's Systems volumes declined in North America due to competitive pressures. Additionally, North America experienced unfavorable price mix caused by a price decrease in Men’s and Women’s Systems. Asia Pacific volumes were down primarily due to a shift in the timing of sales related to prior year promotions and product launches. Women's Systems declined globally due to the timing of the launch of Intuition f.a.b. in the prior year and a price decrease in North America and Europe. Finally, net sales of Disposables were down, primarily due to category declines in North America.

Segment Profit - Wet Shave
Quarter and Six Months Ended March 31, 2019
	Q2	% Chg	Six Months	% Chg
Segment profit - prior year	$68.9		$122.6
Organic	(11.0)	(16.0)%	(8.5)	(6.9)%
Impact of currency	(2.2)	(3.2)%	(3.4)	(2.8)%
Segment profit - current year	$55.7	(19.2)%	$110.7	(9.7)%
Wet Shave segment profit for the second quarter of fiscal 2019 was $55.7, down $13.2, or 19.2%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $11.0, or 16.0%, as gross margins decreased from lower sales volumes in North America and Japan, unfavorable price mix from a price decrease in North America and increased promotional expenses, and unfavorable cost mix. The decline in gross margins were offset by lower A&P and lower SG&A during the quarter.
Wet Shave segment profit for the first six months of fiscal 2019 was $110.7, down $11.9 or 9.7%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $8.5, or 6.9%, primarily due to lower sales volumes in across all categories in North America, and Men’s systems in Asia Pacific. Unfavorable price mix was the result of price decreases in North America and Europe and unfavorable cost mix resulting from product mix and higher warehousing and distribution costs in Europe. The gross margin declines were partially offset by lower A&P and overheads in support of the Wet Shave segment across all brands.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit historically have been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter and Six Months Ended March 31, 2019
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$152.3		$211.4
Organic	(10.1)	(6.6)%	(12.4)	(5.9)%
Impact of Jack Black acquisition	5.3	3.5%	17.1	8.1%
Impact of Playtex gloves disposition	—	—%	(1.0)	(0.5)%
Impact of currency	(2.3)	(1.6)%	(3.2)	(1.5)%
Net sales - current year	$145.2	(4.7)%	$211.9	0.2%
Sun and Skin Care net sales for the second quarter of fiscal 2019 decreased 4.7%, inclusive of a 3.5% increase due to the acquisition of Jack Black and a 1.6% decline due to currency movements. Excluding the impact of the Jack Black acquisition and currency movements, organic net sales decreased $10.1, or 6.6% with declines in North America impacted by the Sun Care reformulation project and phasing of sales to the third quarter, partially offset by growth in Asia Pacific and Latin America, while Europe remained flat. The decline in Sun and Skin Care was the result of lower Banana Boat volumes, while there were increased sales in Hawaiian Tropic. Grooming net sales increased, partially offset by declines in Skin Care.
Sun and Skin Care net sales for the first six months of fiscal 2019 increased 0.2%, inclusive of an 8.1% increase due to the acquisition of Jack Black, a 0.5% decline due to the Playtex gloves sale and a 1.5% decline due to currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased $12.4, or 5.9%, with volume declines primarily in North America and Latin America. The decline in Sun Care was related to declines in Banana Boat sales in North America impacted by the Sun Care reformulation project. Hawaiian Tropic saw growth internationally and Grooming had growth in Bulldog which was partially offset by declines in Skin Care.

Segment Profit - Sun and Skin Care
Quarter and Six Months Ended March 31, 2019
	Q2	% Chg	Six Months	% Chg
Segment profit - prior year	$48.6		$42.4
Organic	(9.1)	(18.7)%	(7.3)	(17.2)%
Impact of Jack Black acquisition	1.4	2.9%	5.3	12.5%
Impact of Playtex gloves disposition	—	—%	(0.3)	(0.7)%
Impact of currency	(0.4)	(0.9)%	(0.2)	(0.5)%
Segment profit - current year	$40.5	(16.7)%	$39.9	(5.9)%
Segment profit for the second quarter of fiscal 2019 was $40.5, a decrease of $8.1 or 16.7%, inclusive of the impact of the acquisition of Jack Black and currency movements. Excluding the impact of the Jack Black acquisition and currency movements, organic segment profit decreased $9.1, or 18.7%, driven by lower gross margin from decreased volumes and unfavorable price mix. Additionally, A&P and overheads increased in the quarter as result of the expansion of Bulldog.
Segment profit for the first six months of fiscal 2019 was $39.9, a decrease of $2.5 or 5.9%, inclusive of the impact of acquisitions, the Playtex gloves sale, and currency movements. Excluding the impact of acquisitions, the Playtex gloves sale, and currency movements, organic segment profit decreased $7.3, or 17.2%, driven primarily by gross margin declines from decreased volumes related to the timing of the Sun Care season. The volume declines were partially offset by favorable price mix due to higher prior year returns and favorable cost mix from manufacturing efficiencies. A&P and overheads increased as a result of increased support for men’s Grooming products including Bulldog and Hydro Grooming.

Feminine Care

Net Sales - Feminine Care
Quarter and Six Months Ended March 31, 2019
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$80.3		$162.9
Organic	(5.5)	(6.8)%	(13.2)	(8.1)%
Impact of currency	(0.2)	(0.3)%	(0.4)	(0.2)%
Net sales - current year	$74.6	(7.1)%	$149.3	(8.3)%
Feminine Care net sales for the second quarter of fiscal 2019 decreased $5.7, or 7.1%, inclusive of a 0.3% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 6.8%, driven by volume declines across all lines, except for o.b. tampons behind the launch of organic o.b. products and Sport Tampons. Unfavorable price mix was the result of increased trade spend investment.
Feminine Care net sales for the first six months of fiscal 2019 decreased $13.6, or 8.3%, inclusive of a 0.2% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 8.1% driven by volume declines in Gentle Glide branded tampons and Stayfree branded pads and Carefree liners, partially offset by growth in Sport and o.b. tampons.

Segment Profit - Feminine Care
Quarter and Six Months Ended March 31, 2019
	Q2	%Chg	Six Months	% Chg
Segment profit - prior year	$9.9		$14.7
Organic	4.0	40.4%	6.8	46.3%
Impact of currency	(0.2)	(1.9)%	(0.3)	(2.1)%
Segment profit - current year	$13.7	38.5%	$21.2	44.2%
Feminine Care segment profit for the second quarter of fiscal 2019 was $13.7, an increase of $3.8, or 38.5%, inclusive of a 1.9% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $4.0, or 40.4%, driven by lower A&P and favorable production cost mix, offset by decreased volumes and unfavorable price mix from trade promotions.

Feminine Care segment profit for the first six months of fiscal 2019 was $21.2, an increase of $6.5, or 44.2%, primarily due to lower A&P related to a shift to higher trade spend, favorable cost mix driven by favorable production volumes and lower overheads. These gains were offset by lower gross margins including volume declines in Gentle glide tampons, Stayfree pads and Carefree liners, and unfavorable price mix from the shift to increased trade spend.

All Other

Net Sales - All Other
Quarter and Six Months Ended March 31, 2019
	Q2	%Chg	Six Months	% Chg
Net sales - prior year	$30.3		$62.8
Organic	2.5	8.3%	(1.8)	(2.9)%
Impact of currency	(0.3)	(1.0)%	(0.5)	(0.8)%
Net sales - current year	$32.5	7.3%	$60.5	(3.7)%
All Other net sales for the second quarter of fiscal 2019 increased 7.3%, inclusive of a 1.0% decline from the impact of currency movements. Excluding the impact of currency movements, organic net sales increased 8.3% compared to the prior year quarter driven by increased Diaper Genie volumes in eCommerce and volume growth in cups and mealtime related to the Paw Patrol® launch.
All Other net sales for the first six months of fiscal 2019 decreased 3.7%, inclusive of a 0.8% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $1.8 or 2.9%, as declines in volumes of Diaper Genie and infant bottles were partially offset by growth in infant cups and mealtime products.

Segment Profit - All Other
Quarter and Six Months Ended March 31, 2019
	Q2	%Chg	Six Months	% Chg
Segment profit - prior year	$4.3		$11.4
Organic	2.0	46.5%	(3.9)	(34.2)%
Impact of currency	(0.3)	(7.0)%	(0.3)	(2.6)%
Segment profit - current year	$6.0	39.5%	$7.2	(36.8)%
All Other segment profit for the second quarter of fiscal 2019 was $6.0, an increase of $1.7, or 39.5%, driven primarily by higher volumes of Diaper Genie and favorable price mix from reduced trade spend in the quarter.
All Other segment profit for the first six months of fiscal 2019 was $7.2, a decrease of $4.2 or 36.8%, compared to the prior year period, inclusive of a 2.6% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased 34.2%, primarily due to unfavorable cost mix from higher materials and warehousing and distribution costs, and unfavorable product mix. These declines were partially offset by lower A&P and overheads in support of the All Other segment.

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Corporate expenses	$16.7	$19.2	$30.4	$37.9
Restructuring and related costs (1)	15.4	3.7	33.9	3.7
Feminine and Infant Care evaluation costs	1.0	—	1.0	—
Jack Black acquisition and integration costs	0.5	2.6	1.0	2.6
Investor settlement expense	—	—	0.9	—
Sun Care reformulation costs	0.4	—	0.5	—
Gain on sale of Playtex gloves	—	—	—	(15.9)
General corporate and other expenses	$34.0	$25.5	$67.7	$28.3
% of net sales	6.2%	4.2%	6.7%	2.6%

(1)	Includes pre-tax SG&A of $1.9 and $3.3 for the three and six months ended March 31, 2019, associated with certain information technology enablement expenses for Project Fuel.

For the second quarter of fiscal 2019, general corporate expenses were $16.7, or 3.1% of net sales, compared to $19.2, or 3.2% of net sales, in the prior year quarter. For the first six months of fiscal 2019, general corporate expenses were $30.4, or 3.0% of net sales, compared to $37.9, or 3.5% of net sales, in the prior year period. Corporate expenses for the second quarter of fiscal 2019 remained flat compared to the prior year quarter. For the first six months of fiscal 2019, the declines in corporate expense was driven by savings generated through our corporate savings initiatives driving lower compensation expense and prior year one-time expenses such as severance and asset write offs.

Liquidity and Capital Resources
At March 31, 2019, substantially all our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of several major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,328.9 at March 31, 2019, including $215.0 tied to variable interest rates. Our total borrowings at September 30, 2018 were $1,300.2.
As of March 31, 2019, we had outstanding borrowings of $215.0 under our unsecured revolving credit facility in the U.S. (the “Revolving Facility”) and $8.5 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at March 31, 2019, $501.5 remains available under the Revolving Facility. At September 30, 2018, we had outstanding borrowings of $7.0 under the Revolving Facility. As of September 30, 2018, we had approximately $185.0 outstanding under the term loan due April 2019 (the “Term Loan”). On February 6, 2019, the Company made a $185.0 prepayment to retire the Term Loan. The Company funded the payment through additional borrowing on the Revolving Facility.
We had outstanding international borrowings, recorded in Notes payable, of $13.9 and $8.2 as of March 31, 2019 and September 30, 2018, respectively.
We expect that fiscal 2019 free cash flow will be above 100% of GAAP net earnings. Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our sun care products, resulting in higher net sales and increased cash generated in the second and third quarter each year. We believe our cash on hand, cash flows from operations and available borrowing under our current credit facility will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, and other financing requirements for at least the next twelve months.
Short-term financing needs primarily consist of working capital requirements, principal, and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us.
The expected minimum required contribution to our pension plans in fiscal 2019 is $7.3; however, discretionary contributions may also be made. During the first six months of fiscal 2019 we contributed $2.5 to our pension plans.
As of March 31, 2019, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Six Months Ended March 31,
	2019	2018
Net cash (used by) from:
Operating activities	$(31.9)	$61.6
Investing activities	(13.9)	(88.9)
Financing activities	27.3	(243.2)
Effect of exchange rate changes on cash	(3.3)	11.2
Net decrease in cash and cash equivalents	$(21.8)	$(259.3)
Operating Activities
Cash flow used by operating activities was $31.9 during the first six months of fiscal 2019, compared to cash from operating activities of $61.6 during the same period in the prior year. The decline in operating cash flow in the first six months of fiscal 2019 was primarily driven by working capital changes as the build in inventory for the Sun Care season in North America and the shift of Easter into the fiscal third quarter. Additionally, accounts payable were higher at the end of fiscal 2018 as compared to March 31, 2019, resulting from the timing of payments and reduction in spending.
Investing Activities
Cash flow used by investing activities was $13.9 during the first six months of fiscal 2019, compared to cash used by investing activities of $88.9 during the same period in the prior year. The change was primarily due to the acquisition of Jack Black for $90.3 in the prior year period offset by the sale of the Playtex gloves business in fiscal 2018 for $19.0. Capital expenditures totaled $22.9 during the first six months of fiscal 2019 and included $12.9 of capital expenditures in support of Project Fuel, compared to $27.6 during the same period in the prior year. Additionally, investing cash inflows of $5.0 and $5.3 were reclassified from operating activities as a result of collections on the deferred purchase price of accounts receivables sold.

Financing Activities
Net cash from financing activities was $27.3 during the first six months of fiscal 2019, compared to net cash used by financing activities of $243.2 during the same period in the prior year. During the second quarter of fiscal 2019, we had $208.0 of additional borrowings under the Revolving Facility, offset by repayment of the Term Loan due April 2019 for $185.0. During the first six months of fiscal 2018, net borrowings on the Revolving Facility decreased $122.0 and $124.4 of cash was used for treasury stock repurchases.

Share Repurchases
During the first six months of fiscal 2019, we did not repurchase any common stock. We have 10.0 common shares available for repurchase in the future under the Board’s authorization to repurchase our common shares. Any future share repurchases may be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Commitments and Contingencies
Contractual Obligations
During the first six months of fiscal 2019, our net borrowings on our revolving credit facilities were $208.0. As of March 31, 2019, future minimum repayments of debt are as follows: $0.0 in fiscal 2019, $215.0 in fiscal 2020, $600.0 in fiscal 2021, and $500.0 in fiscal 2022. The $185.0 Term Loan due in fiscal 2019 was repaid February 6, 2019 resulting in additional repayments of $185.0 due in fiscal 2020.
There have been no other material changes in our contractual obligations since the presentation in our Annual Report on Form 10-K filed with the SEC on November 19, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of March 31, 2019, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of March 31, 2019, our outstanding variable-rate debt included $215.0 on our Revolving Facility in the U.S. and $13.9 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $2.3.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2019	324	$37.30	—	10,000,000
February 1 to 28, 2019	—	—	—	10,000,000
March 1 to 31, 2019	—	—	—	10,000,000

(1)
324 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In January 2018, our Board of Directors approved an authorization to repurchase up to ten million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the second quarter of fiscal 2019, we did not repurchase any shares under this authorization.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets at March 31, 2019 and September 30, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and six months ended March 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	May 9, 2019