Form 10-Q
period 2019-06-30
EDGEWELL PERSONAL CARE Co
filed 2019-08-06
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
Form 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-15401
____________________________________________________________________________________________________________
EDGEWELL PERSONAL CARE COMPANY
(Exact name of registrant as specified in its charter)

Missouri			43-1863181
(State or other jurisdiction of incorporation or organization)			(I. R. S. Employer Identification No.)

6 Research Drive			(203)	944-5500
Shelton,	CT	06484	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip code)

Title of each class	Stock symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EPC	New York Stock Exchange

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
Common shares, $0.01 par value - 54,160,966 shares as of July 31, 2019.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net sales	$609.2	$620.6	$1,613.0	$1,697.0
Cost of products sold	317.0	318.9	876.4	894.9
Gross profit	292.2	301.7	736.6	802.1

Selling, general and administrative expense	94.8	101.3	280.2	303.5
Advertising and sales promotion expense	91.8	105.3	191.3	229.9
Research and development expense	12.9	14.9	39.5	46.5
Impairment charges	549.0	24.4	549.0	24.4
Restructuring charges	7.1	15.4	37.7	19.1
Sale of Playtex gloves	—	0.6	—	(15.3)
Interest expense associated with debt	15.6	16.5	48.0	52.5
Other expense, net	2.7	1.9	1.3	1.2
(Loss) earnings before income taxes	(481.7)	21.4	(410.4)	140.3
Income tax (benefit) provision	(40.3)	9.3	(16.8)	56.4
Net (loss) earnings	$(441.4)	$12.1	$(393.6)	$83.9

Earnings per share:
Basic net (loss) earnings per share	$(8.16)	$0.23	$(7.27)	$1.54
Diluted net (loss) earnings per share	(8.16)	0.22	(7.27)	1.54

Statements of Comprehensive Income:
Net (loss) earnings	$(441.4)	$12.1	$(393.6)	$83.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12.6	(36.3)	(9.4)	(10.4)
Pension and postretirement activity, net of tax of $(0.2), $0.9, $0.1 and $1.1	(0.5)	1.9	(0.2)	2.6
Deferred (loss) gain on hedging activity, net of tax of $(0.9), $(2.0), $(1.4) and $(1.3)	(2.0)	4.4	(3.0)	2.9
Total other comprehensive income (loss), net of tax	10.1	(30.0)	(12.6)	(4.9)
Total comprehensive (loss) income	$(431.3)	$(17.9)	$(406.2)	$79.0

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2019	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$279.0	$266.4
Trade receivables, less allowance for doubtful accounts of $5.7 and $6.0	241.6	226.5
Inventories	372.7	329.5
Other current assets	142.3	128.8
Total current assets	1,035.6	951.2
Property, plant and equipment, net	400.7	424.1
Goodwill	1,060.2	1,450.8
Other intangible assets, net	921.4	1,099.0
Other assets	34.4	28.2
Total assets	$3,452.3	$3,953.3

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$125.0	$184.9
Notes payable	12.6	8.2
Accounts payable	221.9	238.4
Other current liabilities	319.1	285.5
Total current liabilities	678.6	717.0
Long-term debt	1,097.5	1,103.8
Deferred income tax liabilities	118.7	176.1
Other liabilities	203.0	211.8
Total liabilities	2,097.8	2,208.7
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,129,125 and 54,040,386 outstanding	0.7	0.7
Additional paid-in capital	1,632.8	1,628.3
Retained earnings	693.4	1,083.1
Common shares in treasury at cost, 11,122,864 and 11,211,603	(811.5)	(819.2)
Accumulated other comprehensive loss	(160.9)	(148.3)
Total shareholders’ equity	1,354.5	1,744.6
Total liabilities and shareholders’ equity	$3,452.3	$3,953.3

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2019	2018
Cash Flow from Operating Activities
Net (loss) earnings	$(393.6)	$83.9
Impairment charges	549.0	24.4
Depreciation and amortization	69.2	73.4
Share-based compensation expense	13.8	14.0
Loss (gain) on sale of assets	1.4	(13.0)
Deferred compensation payments	(7.3)	(15.4)
Deferred income taxes	(56.8)	(22.9)
Other, net	(0.3)	32.0
Changes in operating assets and liabilities	(77.2)	5.1
Net cash from operating activities	98.2	181.5

Cash Flow from Investing Activities
Capital expenditures	(38.7)	(41.8)
Acquisitions, net of cash acquired	—	(90.2)
Playtex gloves sale	—	19.0
Proceeds from sale of assets	4.1	4.7
Collection of deferred purchase price on accounts receivable sold	9.0	7.2
Other, net	(1.3)	—
Net cash used by investing activities	(26.9)	(101.1)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	316.0	477.0
Cash payments on debt with original maturities greater than 90 days	(198.0)	(722.0)
Term Loan repayment	(185.0)	—
Net increase in debt with original maturities of 90 days or less	5.7	0.2
Common shares purchased	—	(124.4)
Net financing inflow from the Accounts Receivable Facility	5.6	4.6
Employee shares withheld for taxes	(1.8)	(2.2)
Net cash used by financing activities	(57.5)	(366.8)

Effect of exchange rate changes on cash	(1.2)	2.0

Net increase (decline) in cash and cash equivalents	12.6	(284.4)
Cash and cash equivalents, beginning of period	266.4	502.9
Cash and cash equivalents, end of period	$279.0	$218.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2019	65.2	$0.7	(11.1)	$(812.4)	$1,630.0	$1,134.8	$(171.0)	$1,782.1
Net loss	—	—	—	—	—	(441.4)	—	(441.4)
Foreign currency translation adjustments	—	—	—	—	—	—	12.6	12.6
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred loss on hedging activity	—	—	—	—	—	—	(2.0)	(2.0)
Activity under share plans	—	—	—	0.9	2.8	—	—	3.7
Balance at June 30, 2019	65.2	$0.7	(11.1)	$(811.5)	$1,632.8	$693.4	$(160.9)	$1,354.5

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net loss	—	—	—	—	—	(393.6)	—	(393.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(9.4)	(9.4)
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Deferred loss on hedging activity	—	—	—	—	—	—	(3.0)	(3.0)
Activity under share plans	—	—	0.1	7.7	4.5	—	—	12.2
Balance at June 30, 2019	65.2	$0.7	(11.1)	$(811.5)	$1,632.8	$693.4	$(160.9)	$1,354.5

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2018	65.2	$0.7	(11.2)	$(822.7)	$1,625.2	$1,034.4	$(106.3)	$1,731.3
Net earnings	—	—	—	—	—	12.1	—	12.1
Foreign currency translation adjustments	—	—	—	—	—	—	(36.3)	(36.3)
Pension and postretirement activity	—	—	—	—	—	—	1.9	1.9
Deferred gain on hedging activity	—	—	—	—	—	—	4.4	4.4
Repurchase of shares	—	—	—	—	—	—	—	—
Activity under share plans	—	—	—	0.3	4.2	—	—	4.5
Balance at June 30, 2018	65.2	$0.7	(11.2)	$(822.4)	$1,629.4	$1,046.5	$(136.3)	$1,717.9

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2017	65.2	$0.7	(9.2)	$(703.9)	$1,623.4	$952.9	$(131.4)	$1,741.7
Net earnings	—	—	—	—	—	83.9	—	83.9
Foreign currency translation adjustments	—	—	—	—	—	—	(10.4)	(10.4)
Pension and postretirement activity	—	—	—	—	—	—	2.6	2.6
Deferred gain on hedging activity	—	—	—	—	—	—	2.9	2.9
Repurchase of shares	—	—	(2.1)	(124.4)	—	—	—	(124.4)
Activity under share plans	—	—	0.1	5.9	6.0	9.7	—	21.6
Balance at June 30, 2018	65.2	$0.7	(11.2)	$(822.4)	$1,629.4	$1,046.5	$(136.3)	$1,717.9

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

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Audited Annual Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the SEC on November 19, 2018 (“2018 Annual Report”).
Statement of Cash Flows Presentation. Certain amounts within Cash Flows from Operating Activities for the nine months ended June 30, 2018 have been reclassified to conform with the current period presentation.  Net cash from operating activities for the nine months ended June 30, 2018 was not impacted by this change.
Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. During 2016, the FASB issued three ASUs clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The Company adopted the ASU for revenue recognition beginning October 1, 2018 using the modified retrospective method. Revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when the performance obligations within the contract have been completed. As a result, the adoption of the ASU did not have a material impact on the timing of revenue recognition. The adoption resulted in the recognition of a $5.3 inventory return asset included in Other current assets on the Condensed Consolidated Balance Sheet as of October 1, 2018 with an offsetting increase to the returns reserve in Other current liabilities. The adoption resulted in the recognition of a $1.3 liability for advanced payments from customers in Other current liabilities with a corresponding increase to Trade receivables to reclassify advanced payments from customers from contra-Trade receivables as of October 1, 2018. Refer to Note 2 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

In August 2016, the FASB issued an ASU intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, the sale of accounts receivable, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The Company adopted the ASU beginning October 1, 2018. The Company noted that the adoption of the ASU resulted in the reclassification of approximately $9.0 and $7.2 in operating cash inflows for the nine months ended June 30, 2019 and 2018, respectively, associated with the $150 uncommitted master accounts receivable purchase agreement entered into on September 15, 2017 with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”) to investing cash inflows in the Consolidated Statement of Cash Flows.
In October 2016, the FASB issued ASU 2016-16 intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property, plant, and equipment, when the transfer occurs. The Company adopted the standard beginning October 1, 2018. The impact of the adoption of the ASU resulted in the recognition of a deferred tax asset and a credit to retained earnings of $3.9.
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
In March 2017, the FASB issued an ASU intended to improve the presentation of net periodic pension and post-retirement benefit cost. The amendment changes these requirements so that only the service cost component is recorded in the same line item as other compensation costs for the applicable employees, and all other components of net periodic pension and post-retirement benefit cost are recorded on a separate line item outside of income from operations. The amendments also specify that only the service cost component is eligible for capitalization. The Company adopted the ASU as of October 1, 2018, applied the ASU retrospectively for the presentation of the cost components, and applied the ASU prospectively for the capitalization of the service cost component. The adoption impacted the Consolidated Statement of Operations for the quarter ended June 30, 2018 and resulted in a reclassification that increased Cost of products sold, Selling, general and administrative expense (“SG&A”), and decreased Other expense, net by $1.0, $0.6, and $1.6, respectively. The adoption impacted the Consolidated Statement of Operations for the nine months ended June 30, 2018 and resulted in a reclassification that increased Cost of products sold, SG&A, and decreased Other expense, net by $3.0, $2.1, and $5.1, respectively.
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
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued an ASU which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company has begun assessing the impact of the standard, identified the components of the lease portfolio, and begun implementing business process changes and controls including new lease accounting software required to correctly apply the guidance across the organization. The Company will adopt this guidance October 1, 2019 with no restatement of prior period amounts. The Company is in the process of evaluating its impact on the financial statements; however, the Company anticipates the primary impacts will be a material increase in both assets and liabilities to include operating leases on the Consolidated Balance Sheet.
No other new accounting pronouncement issued or effective during fiscal 2019 which was not previously disclosed in the 2018 Annual Report had or is expected to have a material impact on our consolidated financial statements or related disclosures.

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

The Company assesses the goods promised in its customers’ purchase orders and identifies a performance obligation to transfer goods (or a bundle of goods) that is distinct. To identify the performance obligations, the Company considers all the goods promised, whether explicitly stated or implied based on customary business practices. The Company’s purchase orders are short term in nature, lasting less than one year and contain a single delivery element. For a purchase order that has more than one performance obligation, the Company allocates the total consideration to each distinct performance obligation on a relative stand-alone selling price basis. The Company does not exclude variable consideration in determining the remaining value of performance obligations.

Significant Judgments

Under certain circumstances, the Company allows customers to return sun care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (5) collectability is reasonably assured. Simultaneously with the sale, the Company reduces sales and cost of sales and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates, and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $50.6 and $58.6 at June 30, 2019 and September 30, 2018, respectively. The adoption of ASU 2014-09 required changes in the presentation of returns on the Condensed Consolidated Balance Sheet, namely that a return asset should be recognized for returns expected to be resold, measured at the carrying amount of goods at the time of sale, less the expected costs to recover the goods and any expected reduction in value. The Company had an inventory return asset of $5.3 as of the adoption date. The Company recorded an inventory return asset of $3.2 as of June 30, 2019. The recognition of an inventory return asset resulted in a corresponding increase to the reserve for returns as of June 30, 2019. The inventory return asset and the reserve for returns are included in Other current assets and Other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.
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

Contract Balances
The timing of revenue recognition is based on the customer’s receipt of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities as of the adoption date were $1.3. Contract liabilities were $0.9 at June 30, 2019 and were classified within Other current liabilities on our Consolidated Balance Sheets. Of the amount deferred, substantially all will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, and other currently available information.

Note 3 - Business Combinations and Divestitures
Harry’s, Inc.
On May 9, 2019, the Company announced that it entered into a definitive agreement under which the Company will combine with Harry’s, Inc. (“Harry’s”) in a cash and stock transaction that values Harry’s at $1,370 (the “Merger”). Under the terms of the agreement and based on the Company’s closing share price on May 8, 2019, approximately 79% of the total value of the transaction will be paid in cash and 21% will be paid in shares of the Company’s common stock. The Merger has been approved by the respective Board of Directors of the Company and Harry’s and is expected to close in the first quarter of the 2020 calendar year, subject to the satisfaction of customary closing conditions and receipt of regulatory clearances. The Company intends to finance the Merger through new debt and equity. The Merger of the Company and Harry’s brings together complementary capabilities to create a next-generation consumer products platform with an expansive runway for accelerated topline growth and enhanced value creation. The Company incurred costs associated with the acquisition of Harry’s totaling $1.8 for the three and nine months ended June 30, 2019, which were included in SG&A on the Consolidated Statement of Earnings.
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
The Company’s purchase price allocation for Jack Black included net assets of $93.9 and consisted of working capital and other net assets of $11.9 (including cash of $3.7), other intangible assets of $47.7 and goodwill of $34.3, representing the value of expansion into new markets. Goodwill is deductible for tax purposes. The intangible assets acquired consisted primarily of the Jack Black trade name, customer relationships and product formulations with a weighted average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted the revenues and net earnings of Jack Black from the beginning of the period through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2018. Acquisition and integration costs related to Jack Black totaling $0.1 and $1.1 for the three and nine months ended June 30, 2019, respectively, were included in SG&A on the Consolidated Statement of Earnings. Acquisition and integration costs related to Jack Black totaling $0.5 and $3.1 for the three and nine months ending June 30, 2018, respectively, were included in SG&A in the Consolidated Statement of Earnings. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for the three and nine months ended June 30, 2018.
Sale of Playtex Gloves Business
On October 3, 2017, the Company entered into an agreement to sell its Playtex gloves business to a household products company (the “Acquirer”) for $19.0 to allow the Company to better focus and utilize its resources on its other product lines. The agreement also provided the Acquirer with indefinite and exclusive worldwide rights to the Playtex trademark for gloves. The sale was completed on October 26, 2017. Total assets sold were approximately $3.7 resulting in a pre-tax gain on sale of $15.3 in fiscal 2018.

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
Initial costs for Project Fuel incurred by the Company were related to efforts to fully define the scope and reach of the project. In addition, the Company has incurred global severance costs related to the reduction of overhead. The Company has incurred costs and realized savings for Project Fuel in fiscal 2018 and for the first nine months of fiscal 2019 and expects to incur additional costs and realize additional savings during the remainder of fiscal 2019 through fiscal 2021.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2019 would have been as follows:

	Three Months Ended June 30, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.5	$0.1	$—	$—	$3.0	$3.6
Asset impairment and accelerated depreciation	0.5	—	—	—	—	0.5
Consulting, project implementation and management and, other exit costs	0.1	—	—	—	4.7	4.8
Total Restructuring	$1.1	$0.1	$—	$—	$7.7	$8.9

	Nine Months Ended June 30, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$12.2	$2.3	$1.2	$0.4	$5.8	21.9
Asset impairment and accelerated depreciation	1.0	—	—	—	0.5	1.5
Consulting, project implementation and management and, other exit costs	2.4	—	—	—	17.0	19.4
Total Restructuring	$15.6	$2.3	$1.2	$0.4	$23.3	$42.8

	Three Months Ended June 30, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$1.6	$0.2	$1.0	$0.1	$—	2.9
Consulting, project implementation and management and, other exit costs	2.0	0.2	—	—	10.8	13.0
Total Restructuring	$3.6	$0.4	$1.0	$0.1	$10.8	$15.9

	Nine Months Ended June 30, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$3.1	$0.9	$1.1	$0.1	$—	5.2
Consulting, project implementation and management and, other exit costs	2.0	0.2	—	—	12.2	14.4
Total Restructuring	$5.1	$1.1	$1.1	$0.1	$12.2	$19.6
Pre-tax SG&A of $1.8 and $5.1 for the three and nine months ended June 30, 2019, respectively, and $0.5 for the three and nine months ended June 30, 2018, associated with certain information technology enablement expenses related to Project Fuel, were included in Consulting, project implementation and management, and other exit costs.
The following table summarizes the restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2019:

				Utilized
	October 1, 2018	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2019
Restructuring
Severance and related benefit costs	$5.1	$21.9	$—	$(16.9)	$—	$10.1
Asset impairment and accelerated depreciation	—	1.5	—	—	(1.5)	—
Consulting, project implementation and management, and other exit costs	2.6	19.4	—	(21.4)	—	0.6
Total Restructuring	$7.7	$42.8	$—	$(38.3)	$(1.5)	$10.7

				Utilized
	October 1, 2017	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2018
Restructuring
Severance and related benefit costs	$2.4	$12.1	$(0.1)	$(9.3)	$—	$5.1
Asset impairment and accelerated depreciation	—	1.8	—	—	(1.8)	$—
Consulting, project implementation and management, and other exit costs	—	26.0	—	(23.4)	—	2.6
Total Restructuring	$2.4	$39.9	$(0.1)	$(32.7)	$(1.8)	$7.7

(1)	Includes the impact of currency translation.

Note 5 - Income Taxes
For the three and nine months ended June 30, 2019, the Company had an income tax benefit of $40.3 and $16.8, respectively, on Loss before income taxes of $481.7 and $410.4, respectively. The effective tax rate for the three and nine months ended June 30, 2019 was 8.4% and 4.1%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to the impairment of goodwill and intangible assets, a portion of which are non-deductible, resulting in a lower tax benefit on a net loss. The nine month rate was also unfavorably impacted by a $4.7 net transitional charge resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in the first quarter of fiscal 2019, as discussed below.
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
For the nine months ended June 30, 2019, the discrete tax adjustment for the one-time transition tax on foreign earnings was $4.7 compared to $94.2 for the nine months ended June 30, 2018. The June 30, 2018 transition tax expense was offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $76.8, resulting in a net charge of $17.4 for the period, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected to be used to partially offset amounts payable over eight years related to the one-time transition tax on foreign earnings.
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
Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act impacted the Company in fiscal 2018 while others are effective for fiscal year 2019 and beyond. The significant provisions of the Tax Act which the Company is subject to beginning in fiscal 2019 include the full U.S. federal statutory rate reduction to 21%, the repeal of the domestic production activities deduction, tax on global intangible low-taxed income (“GILTI”), base erosion and anti-avoidance tax (“BEAT”), limitation of deductibility of certain executive compensation, limitation on business interest, and a deduction for foreign derived intangible income (“FDII”). The Company has recorded tax liabilities/(benefits) for the various provisions during the first nine months of fiscal 2019.
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic weighted-average shares outstanding	54.1	54.0	54.1	54.5
Effect of dilutive securities:
RSE awards	—	0.1	—	0.1
Total dilutive securities	—	0.1	—	0.1
Diluted weighted-average shares outstanding	54.1	54.1	54.1	54.6

For the three and nine months ended June 30, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.5 of share options because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.2 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss. For the three and nine months ended June 30, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.5 of share options because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of these awards was anti-dilutive.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2018	$968.2	$229.4	$208.0	$69.6	$1,475.2
Accumulated goodwill impairment	—	—	—	(24.4)	(24.4)
Net balance at October 1, 2018	$968.2	$229.4	$208.0	$45.2	$1,450.8

Changes in the nine month period ended June 30, 2019
Impairment charges	$(358.0)	$—	$—	$(29.0)	$(387.0)
Cumulative translation adjustment	(2.5)	(0.5)	(0.6)	—	(3.6)

Gross balance at June 30, 2019	$965.7	$228.9	$207.4	$69.6	$1,471.6
Accumulated goodwill impairment	(358.0)	—	—	(53.4)	(411.4)
Net balance at June 30, 2019	$607.7	$228.9	$207.4	$16.2	$1,060.2

	June 30, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.6	$32.8	$173.8	$206.7	$25.4	$181.3
Technology and patents	78.8	76.4	2.4	79.0	75.9	3.1
Customer related and other	178.6	101.3	77.3	179.3	96.2	83.1
Total amortizable intangible assets	$464.0	$210.5	$253.5	$465.0	$197.5	$267.5

Amortization expense was $4.4 and $13.4 for the three and nine months ended June 30, 2019, respectively, and $4.6 and $13.2 for the three and nine months ended June 30, 2018, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2019 and for fiscal 2020, 2021, 2022, 2023, and 2024 is $4.3, $17.1, $16.5, $16.3, $16.3, and $16.2, respectively, and $166.8 thereafter.
The Company had indefinite-lived intangible assets of $667.9 ($180.8 in Wet Shave, $388.4 in Sun and Skin Care, $29.9 in Feminine Care, and $68.8 in All Other) at June 30, 2019, a decrease of $163.6 from September 30, 2018, resulting from the impairment of the Wet Ones and Diaper Genie trade names. The Company had indefinite-lived trade names and brands of $831.5 ($182.2 in Wet Shave, $475.6 in Sun and Skin Care, $29.9 in Feminine Care, and $143.8 in All Other) at September 30, 2018.
The Company performed an interim impairment analysis using financial information through June 30, 2019 and forecasts for cash flows developed using the Company's three-year strategic plan. The Company’s annual impairment test is performed on July 1. The interim impairment analysis was performed due to the decline in the price of the Company’s common stock in the third quarter of fiscal 2019. The analysis was completed in a manner consistent with the annual impairment test using both the market and income approaches and weighting them based on their application to the reporting units. The interim impairment review was performed across all reporting units and indefinite-lived intangible assets. The analysis indicated that the carrying amount of the goodwill for the Wet Shave and Infant Care reporting units was greater than its fair value. The impairment of the Wet Shave and Infant Care reporting units was calculated as the difference between the fair value, determined in the interim impairment review, and the carrying value. The results of the impairment analysis indicated that the goodwill of the Wet Shave and Infant Care reporting units was impaired $358.0 and $29.0, respectively, as of June 30, 2019. Additionally, the impairment analysis indicated that the indefinite-lived trade names for Wet Ones and Diaper Genie had carrying values that exceeded their fair values. As a result, the Wet Ones and Diaper Genie trade names were impaired $87.0 and $75.0, respectively as of June 30, 2019.
Additionally, the interim impairment analysis indicated the fair values of the Skin Care and Feminine Care reporting units were between 102% and 105% of their carrying values, respectively. Key assumptions used in valuing the reporting units include the weighted average cost of capital of 9.6% and 7.9% for Skin Care and Feminine Care, respectively. The long-term revenue growth rates applied to the valuation models were 2.00% for Skin Care and 0.50% for Feminine Care. Unfavorable fluctuations in the discount rates or declines in forecasted sales and margins could result in impairment of the reporting units and indefinite-lived trade names. The Company will continue to evaluate the fair value of goodwill and intangible assets through the fourth quarter of fiscal 2019 for potential impairment.
During fiscal 2018, the Company recorded impairment charges of $24.4 on the goodwill of the Infant Care reporting unit. The value of the Infant Care reporting unit decreased and required an impairment because of higher discount rates, lower forecasted revenue growth rates, and earnings margins, which resulted in lower projected long-term future cash flows when the interim impairment analysis was performed.

Note 8 - Supplemental Balance Sheet Information

	June 30, 2019	September 30, 2018
Inventories
Raw materials and supplies	$52.4	$52.0
Work in process	73.4	67.5
Finished products	246.9	210.0
Total inventories	$372.7	$329.5
Other Current Assets
Miscellaneous receivables	$20.0	$12.6
Prepaid expenses	74.6	68.4
Value added tax collectible from customers	25.4	25.2
Income taxes receivable	20.1	17.3
Other	2.2	5.3
Total other current assets	$142.3	$128.8
Property, Plant and Equipment
Land	$19.0	$19.2
Buildings	137.6	141.9
Machinery and equipment	1,004.0	964.8
Capitalized software costs	47.9	48.4
Construction in progress	27.4	59.9
Total gross property, plant and equipment	1,235.9	1,234.2
Accumulated depreciation and amortization	(835.2)	(810.1)
Total property, plant and equipment, net	$400.7	$424.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$64.9	$28.2
Accrued trade allowances	26.7	29.9
Accrued salaries, vacations and incentive compensation	50.9	44.2
Income taxes payable	18.9	20.3
Returns reserve	50.6	58.6
Restructuring reserve	10.7	7.7
Value added tax payable	8.2	4.0
Deferred compensation	6.9	6.3
Other	81.3	86.3
Total other current liabilities	$319.1	$285.5
Other Liabilities
Pensions and other retirement benefits	$87.7	$91.5
Deferred compensation	33.1	40.7
Other non-current liabilities	82.2	79.6
Total other liabilities	$203.0	$211.8

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
As of June 30, 2019, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.

Accounts receivables sold under this agreement were $308.2 and $754.2 for the three and nine months ended June 30, 2019, respectively, and $328.5 and $820.1 for the three and nine months ended June 30, 2018, respectively. The trade receivables sold that remained outstanding under this agreement as of June 30, 2019 and September 30, 2018 were $119.2 and $77.9, respectively. The net proceeds received were included in cash provided by operating activities and cash provided by investing activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense, net in the Consolidated Statement of Earnings. The loss on sale of trade receivables was $0.9 and $2.2 for the three and nine months ended June 30, 2019, respectively, and the loss on sale of trade receivables was $0.8 and $1.8 for the three and nine months ended June 30, 2018, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	June 30, 2019	September 30, 2018
Senior notes, fixed interest rate of 4.7%, due 2021	$600.0	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022	500.0	500.0
U.S. revolving credit facility due June 2020	125.0	7.0
Term loan, due 2019	—	185.0
Total long-term debt, including current maturities	1,225.0	1,292.0
Less current portion	125.0	184.9
Less unamortized debt issuance costs and discount (1) (2)	2.5	3.3
Total long-term debt	$1,097.5	$1,103.8

(1)
At June 30, 2019, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $0.9 and $1.2, respectively. At September 30, 2018, the balance for the senior notes due 2021, the senior notes due 2022, and the term loan are reflected net of debt issuance costs of $1.2, $1.5 and $0.1, respectively.

(2)	At June 30, 2019 and September 30, 2018, the balance for the senior notes due 2022 was reflected net of discount of $0.4 and $0.5, respectively.

On February 6, 2019, the Company made a $185.0 prepayment to retire its term loan due April 2019 (the “Term Loan”). The Company funded the payment through additional borrowing on its U.S. revolving credit facility due June 2020 (“Revolving Credit Facility”). The Company had outstanding variable-rate international borrowings recorded in Notes payable, of $12.6 and $8.2 as of June 30, 2019 and September 30, 2018, respectively.
As of June 30, 2019, the Company had outstanding borrowings of $125.0 on the Revolving Credit Facility classified as a current liability. The Company expects to refinance the Revolving Credit Facility prior to its maturity date.

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
The Company’s net periodic pension and postretirement cost (benefit) for these plans was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service cost	$0.7	$0.7	$2.2	$2.2
Interest cost	4.7	4.3	14.1	12.9
Expected return on plan assets	(6.4)	(7.1)	(19.0)	(21.4)
Recognized net actuarial loss	1.1	1.1	3.1	3.4
Net periodic cost (benefit)	$0.1	$(1.0)	$0.4	$(2.9)

The service cost component of the net periodic cost (benefit) associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost (benefit) is recorded to Other expense, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Shareholders’ Equity
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company’s common stock, replacing the previous stock repurchase authorization from May 2015. The Company did not repurchase any shares under this authorization during the nine months ended June 30, 2019. The Company has 10.0 shares of its common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
The Company has not declared any dividends since the third quarter of fiscal 2015 and does not currently intend to declare dividends in the foreseeable future.

Note 13 - Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)
OCI before reclassifications (1)	(9.4)	(2.5)	0.1	(11.8)
Reclassifications to earnings	—	2.3	(3.1)	(0.8)
Balance at June 30, 2019	$(50.0)	$(110.5)	$(0.4)	$(160.9)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2017	$(29.0)	$(101.3)	$(1.1)	$(131.4)
OCI before reclassifications (1)	(10.4)	0.2	1.2	(9.0)
Reclassifications to earnings	—	2.4	1.7	4.1
Balance at June 30, 2018	$(39.4)	$(98.7)	$1.8	$(136.3)

(1)	OCI is defined as other comprehensive income (loss).
The following table presents the reclassifications out of AOCI:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2019	2018	2019	2018
Gain / Loss on cash flow hedges
Foreign exchange contracts	$1.4	$(1.0)	$4.5	$(2.5)	Other expense, net
	1.4	(1.0)	4.5	(2.5)	Total before tax
	0.4	(0.4)	1.4	(0.8)	Income tax (benefit) provision
	1.0	(0.6)	3.1	(1.7)	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(1.1)	$(1.1)	$(3.1)	(3.4)	(1)
	(1.1)	(1.1)	(3.1)	(3.4)	Total before tax
	(0.3)	(0.3)	(0.8)	(1.0)	Income tax (benefit) provision
	(0.8)	(0.8)	(2.3)	$(2.4)	Net of tax

Total reclassifications for the period	$0.2	$(1.4)	$0.8	$(4.1)	Net of tax

(1)	These AOCI components are included in the computation of net periodic cost (benefit). See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (also referred to as derivatives), to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at June 30, 2019 and September 30, 2018, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
At June 30, 2019, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments had a high correlation to the underlying exposure being hedged and were deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $0.5 and a gain of $3.9 at June 30, 2019 and September 30, 2018, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2019 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at June 30, 2019 is expected to be included in Other expense, net. Contract maturities for these hedges extend into fiscal 2020. At June 30, 2019, there were 61 open foreign currency contracts with a total notional value of $126.9.
Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and thus are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2019 resulted in losses of $1.1 and $1.7, respectively, compared to gains of $3.0 and $0.2 for the three and nine months ended June 30, 2018, and was recorded in Other expense, net in the Condensed Consolidated Statements of Earnings. At June 30, 2019, there were six open foreign currency derivative contracts not designated as cash flow hedges, with a total notional value of $56.1.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	June 30, 2019	September 30, 2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(0.5)	$3.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(0.9)	$1.3

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$(1.5)	$5.4	$0.1	$1.7
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	1.4	(1.0)	$4.5	$(2.5)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$(1.1)	$3.0	$(1.7)	$0.2

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and were deemed highly effective in offsetting associated risk.

(2)	Gain (loss) was recorded in Other expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At June 30, 2019		At September 30, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$0.7	$(2.3)	$5.3	$—
Gross amounts offset in the balance sheet	—	0.2	(0.1)	—
Net amounts of assets (liabilities) presented in the balance sheet	$0.7	$(2.1)	$5.2	$—

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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
Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2019	September 30, 2018
Liabilities at estimated fair value:
Deferred compensation	$(39.8)	$(46.9)
Derivatives - foreign currency contracts	(1.4)	5.2
Net liabilities at estimated fair value	$(41.2)	$(41.7)

At June 30, 2019, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.
At June 30, 2019 and September 30, 2018, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At June 30, 2019 and September 30, 2018, the fair market value of fixed rate long-term debt was $1,066.7 and $1,061.2, respectively, compared to its carrying value of $1,100.0. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of June 30, 2019. The estimated fair value of variable-rate debt, which consists of bank debt and excludes revolving credit facilities, was $185.0 at September 30, 2018 compared to its carrying value of $184.9 at September 30, 2018. The estimated fair value was equal to the face value of the debt. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Sales
Wet Shave	$327.7	$341.1	$909.8	$980.4
Sun and Skin Care	168.4	162.8	380.3	374.2
Feminine Care	80.9	84.1	230.2	247.0
All Other	32.2	32.6	92.7	95.4
Total net sales	$609.2	$620.6	$1,613.0	$1,697.0

Segment Profit
Wet Shave	$54.1	$55.0	$164.8	$177.6
Sun and Skin Care	42.2	33.9	82.1	76.3
Feminine Care	15.5	11.0	36.7	25.7
All Other	3.6	5.4	10.8	16.8
Total segment profit	115.4	105.3	294.4	296.4
General corporate and other expenses	(13.1)	(17.7)	(43.5)	(55.6)
Impairment charges	(549.0)	(24.4)	(549.0)	(24.4)
Restructuring and related costs (1)	(8.9)	(15.9)	(42.8)	(19.6)
Harry’s acquisition and integration costs (2)	(1.8)	—	(1.8)	—
Feminine and Infant Care evaluation costs (3)	(0.5)	—	(1.5)	—
Sun Care reformulation costs (4)	(1.0)	—	(1.5)	—
Jack Black acquisition and integration costs (5)	(0.1)	(2.3)	(1.1)	(4.9)
Investor settlement expense (6)	—	—	(0.9)	—
Sale of Playtex gloves	—	(0.6)	—	15.3
Amortization of intangibles	(4.4)	(4.6)	(13.4)	(13.2)
Interest and other expense, net	(18.3)	(18.4)	(49.3)	(53.7)
Total (loss) earnings before income taxes	$(481.7)	$21.4	$(410.4)	$140.3

(1)
Restructuring costs associated with Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve our desired future state operations. Includes pre-tax SG&A of $1.8 and $5.1 for the three and nine months ended June 30, 2019, respectively, and $0.5 for the three and nine months ended June 30, 2018 associated with certain information technology enablement expenses for Project Fuel.

(2)	Acquisition and integration costs related to Harry’s totaling $1.8 for the three and nine months ended June 30, 2019, were included in SG&A on the Consolidated Statement of Earnings.

(3)	Includes pre-tax SG&A of $0.5 and $1.5 for the three and nine months ended June 30, 2019, respectively, associated with consulting costs for the Company to evaluate segments.

(4)	Includes pre-tax Cost of products sold of $1.0 and $1.5 for the three and nine months ended June 30, 2019, respectively, associated with supply chain changes on select Sun Care products.

(5)
Acquisition and integration costs related to Jack Black totaling $0.1 and $1.1 for the three and nine months ended June 30, 2019, respectively, were included in SG&A on the Consolidated Statement of Earnings. Acquisition and integration costs related to Jack Black totaling $0.5 and $3.1 for the three and nine months ending June 30, 2018, respectively, were included in SG&A in the Consolidated Statement of Earnings. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for the three and nine months ended June 30, 2018.

(6)	Includes pre-tax SG&A of $0.9 for the nine months ended June 30, 2019, associated with a settlement with an investor.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Sales to Customers
United States	$362.1	$368.8	$923.7	$967.3
International	247.1	251.8	689.3	729.7
Total net sales	$609.2	$620.6	$1,613.0	$1,697.0

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Razors and blades	$291.3	$304.6	$807.2	$877.5
Sun care products	135.7	132.1	285.2	297.5
Tampons, pads, and liners	80.9	84.1	230.2	247.0
Shaving gels and creams	36.4	36.5	102.6	102.9
Skin care products	32.7	30.7	95.1	76.7
Infant care and other	32.2	32.6	92.7	95.4
Total net sales	$609.2	$620.6	$1,613.0	$1,697.0

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
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position, and cash flows of Edgewell Personal Care Company (the “Parent Company” as defined in the Notes), the Guarantors on a combined basis, the Non-Guarantors on a combined basis, and eliminations necessary to arrive at the information for the Company, as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors, and the Non-Guarantors.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$420.9	$276.5	$(88.2)	$609.2
Cost of products sold	—	237.0	168.2	(88.2)	317.0
Gross profit	—	183.9	108.3	—	292.2

Selling, general and administrative expense	—	58.1	36.7	—	94.8
Advertising and sales promotion expense	—	58.3	33.5	—	91.8
Research and development expense	—	12.9	—	—	12.9
Impairment charges	—	437.3	111.7	—	549.0
Restructuring charges	—	4.8	2.3	—	7.1
Interest expense associated with debt	13.3	2.1	0.2	—	15.6
Other expense, net	—	0.6	2.1	—	2.7
Intercompany service fees	—	(3.1)	3.1	—	—
Equity in earnings of subsidiaries	431.4	92.1	—	(523.5)	—
Loss before income taxes	(444.7)	(479.2)	(81.3)	523.5	(481.7)
Income tax (benefit) provision	(3.3)	(47.8)	10.8	—	(40.3)
Net loss	$(441.4)	$(431.4)	$(92.1)	$523.5	$(441.4)

Statements of Comprehensive Income:
Net loss	$(441.4)	$(431.4)	$(92.1)	$523.5	$(441.4)
Other comprehensive income, net of tax	10.1	10.1	10.6	(20.7)	10.1
Total comprehensive loss	$(431.3)	$(421.3)	$(81.5)	$502.8	$(431.3)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,090.6	$774.9	$(252.5)	$1,613.0
Cost of products sold	—	651.2	477.7	(252.5)	876.4
Gross profit	—	439.4	297.2	—	736.6

Selling, general and administrative expense	—	171.5	108.7	—	280.2
Advertising and sales promotion expense	—	110.8	80.5	—	191.3
Research and development expense	—	39.5	—	—	39.5
Impairment charges	—	437.3	111.7	—	549.0
Restructuring charges	—	24.5	13.2	—	37.7
Interest expense associated with debt	40.1	7.3	0.6	—	48.0
Other expense, net	—	1.6	(0.3)	—	1.3
Intercompany service fees	—	(12.5)	12.5	—	—
Equity in earnings of subsidiaries	363.3	48.6	—	(411.9)	—
Loss before income taxes	(403.4)	(389.2)	(29.7)	411.9	(410.4)
Income tax (benefit) provision	(9.8)	(25.9)	18.9	—	(16.8)
Net loss	$(393.6)	$(363.3)	$(48.6)	$411.9	$(393.6)

Statements of Comprehensive Income:
Net loss	$(393.6)	$(363.3)	$(48.6)	$411.9	$(393.6)
Other comprehensive income, net of tax	(12.6)	(12.6)	(11.2)	23.8	(12.6)
Total comprehensive loss	$(406.2)	$(375.9)	$(59.8)	$435.7	$(406.2)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$425.1	$278.0	$(82.5)	$620.6
Cost of products sold	—	237.5	163.9	(82.5)	318.9
Gross profit	—	187.6	114.1	—	301.7

Selling, general and administrative expense	—	61.6	39.7	—	101.3
Advertising and sales promotion expense	—	70.0	35.3	—	105.3
Research and development expense	—	14.9	—	—	14.9
Impairment charges	—	24.4	—	—	24.4
Restructuring charges	—	13.4	2.0	—	15.4
Gain on sale of Playtex gloves	—	0.6	—	—	0.6
Interest expense associated with debt	13.4	2.8	0.3	—	16.5
Other (income) expense, net	—	(0.2)	2.1	—	1.9
Intercompany service fees	—	(3.5)	3.5	—	—
Equity in earnings of subsidiaries	(21.9)	(25.7)	—	47.6	—
Earnings before income taxes	8.5	29.3	31.2	(47.6)	21.4
Income tax (benefit) provision	(3.6)	7.4	5.5	—	9.3
Net earnings	$12.1	$21.9	$25.7	$(47.6)	$12.1

Statements of Comprehensive Income:
Net earnings	$12.1	$21.9	$25.7	$(47.6)	$12.1
Other comprehensive loss, net of tax	(30.0)	(30.0)	(30.5)	60.5	(30.0)
Total comprehensive income	$(17.9)	$(8.1)	$(4.8)	$12.9	$(17.9)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Nine Months Ended June 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,143.9	$788.5	$(235.4)	$1,697.0
Cost of products sold	—	663.7	466.6	(235.4)	894.9
Gross profit	—	480.2	321.9	—	802.1

Selling, general and administrative expense	—	189.0	114.5	—	303.5
Advertising and sales promotion expense	—	139.3	90.6	—	229.9
Research and development expense	—	46.5	—	—	46.5
Impairment charges	—	24.4	—	—	24.4
Restructuring charges	—	15.8	3.3	—	19.1
Sale of Playtex gloves	—	(15.3)	—	—	(15.3)
Interest expense associated with debt	40.1	11.6	0.8	—	52.5
Other (income) expense, net	—	(1.1)	2.3	—	1.2
Intercompany service fees	—	(14.6)	14.6	—	—
Equity in earnings of subsidiaries	(113.2)	(79.1)	—	192.3	—
Earnings before income taxes	73.1	163.7	95.8	(192.3)	140.3
Income tax (benefit) provision	(10.8)	50.5	16.7	—	56.4
Net earnings	$83.9	$113.2	$79.1	$(192.3)	$83.9

Statements of Comprehensive Income:
Net earnings	$83.9	$113.2	$79.1	$(192.3)	$83.9
Other comprehensive loss, net of tax	(4.9)	(4.9)	(6.5)	11.4	(4.9)
Total comprehensive income	$79.0	$108.3	$72.6	$(180.9)	$79.0

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$1.6	$277.4	$—	$279.0
Trade receivables, net	—	60.4	181.2	—	241.6
Inventories	—	201.0	171.7	—	372.7
Other current assets	—	47.1	95.2	—	142.3
Total current assets	—	310.1	725.5	—	1,035.6
Investment in subsidiaries	3,387.8	1,127.1	—	(4,514.9)	—
Intercompany receivables, net (1)	—	907.9	21.9	(929.8)	—
Property, plant and equipment, net	—	295.7	105.0	—	400.7
Goodwill	—	762.1	298.1	—	1,060.2
Other intangible assets, net	—	714.8	206.6	—	921.4
Other assets	0.8	(0.1)	33.7	—	34.4
Total assets	$3,388.6	$4,117.6	$1,390.8	$(5,444.7)	$3,452.3

Liabilities and Shareholders' Equity
Current liabilities	$6.8	$445.1	$226.7	$—	$678.6
Intercompany payables, net (1)	929.8	—	—	(929.8)	—
Long-term debt	1,097.5	—	—	—	1,097.5
Deferred income tax liabilities	—	98.3	20.4	—	118.7
Other liabilities	—	186.4	16.6	—	203.0
Total liabilities	2,034.1	729.8	263.7	(929.8)	2,097.8
Total shareholders' equity	1,354.5	3,387.8	1,127.1	(4,514.9)	1,354.5
Total liabilities and shareholders' equity	$3,388.6	$4,117.6	$1,390.8	$(5,444.7)	$3,452.3

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operations	$(27.0)	$99.8	$70.4	$(45.0)	$98.2

Cash Flow from Investing Activities
Capital expenditures	—	(22.7)	(16.0)	—	(38.7)
Collection of deferred purchase price from accounts receivable sold	—	9.0	—	—	9.0
Proceeds from sale of assets	—	4.0	0.1	—	4.1
Intercompany receivables and payables, net	—	(29.8)	—	29.8	—
Payment for equity contributions	(1.0)	—	—	1.0	—
Other, net	—	(1.3)	—	—	(1.3)
Net cash used by investing activities	(1.0)	(40.8)	(15.9)	30.8	(26.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	316.0	—	—	316.0
Cash payments on debt with original maturities greater than 90 days	—	(198.0)	—	—	(198.0)
Term Loan repayment	—	(185.0)	—	—	(185.0)
Net increase in debt with original maturities of 90 days or less	—	1.5	4.2	—	5.7
Intercompany dividend	—	—	(45.0)	45.0	—
Net financing outflow from the Accounts Receivable Facility	—	5.6	—	—	5.6
Intercompany receivables and payables, net	29.8	—	—	(29.8)	—
Proceeds for equity contribution	—	—	1.0	(1.0)	—
Employee shares withheld for taxes	(1.8)	—	—	—	(1.8)
Net cash from (used by) financing activities	28.0	(59.9)	(39.8)	14.2	(57.5)

Effect of exchange rate changes on cash	—	—	(1.2)	—	(1.2)

Net (decline) increase in cash and cash equivalents	—	(0.9)	13.5	—	12.6
Cash and cash equivalents, beginning of period	—	2.5	263.9	—	266.4
Cash and cash equivalents, end of period	$—	$1.6	$277.4	$—	$279.0

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow from operations	$126.6	$331.4	$73.7	$(350.2)	$181.5

Cash Flow from Investing Activities
Capital expenditures	—	(31.3)	(10.5)	—	(41.8)
Acquisitions, net of cash acquired	—	(90.2)	—	—	(90.2)
Collection of deferred purchase price from accounts receivable sold	—	7.2	—	—	7.2
Playtex gloves sale	—	19.0	—	—	19.0
Proceeds from sale of assets	—	4.7	—	—	4.7
Net cash used by investing activities	—	(90.6)	(10.5)	—	(101.1)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	477.0	—	—	477.0
Cash payments on debt with original maturities greater than 90 days	—	(722.0)	—	—	(722.0)
Net increase in debt with original maturities of 90 days or less	—	(1.2)	1.4	—	0.2
Common shares purchased	(124.4)	—	—	—	(124.4)
Intercompany dividend	—	—	(350.2)	350.2	—
Net financing inflow from the Accounts Receivable Facility	—	4.6	—	—	4.6
Employee shares withheld for taxes	(2.2)	—	—	—	(2.2)
Net cash used by financing activities	(126.6)	(241.6)	(348.8)	350.2	(366.8)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Net decline in cash and cash equivalents	—	(0.8)	(283.6)	—	(284.4)
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$5.6	$212.9	$—	$218.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 19, 2018 (the “2018 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2018 Annual Report.
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company (“Edgewell”, “we” or “our Company”) or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, the future earnings and performance of our Company or any of our businesses. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2018 Annual Report.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as impairment charges, restructuring charges, Harry’s, Inc. (“Harry’s”) acquisition and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation charges, the Jack Black, L.L.C. (“Jack Black”) acquisition and integration costs, investor settlement expense, the disposition of the Playtex® gloves business, and the impact of the Tax Cuts and Jobs Act (the “Tax Act”). Reconciliations of Non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as impairment charges, restructuring charges, Harry’s acquisition and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation charges, Jack Black acquisition and integration costs, investor settlement expense, the disposition of the Playtex gloves business, the related tax effects of these items, and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such as impairment charges, restructuring charges, Harry’s acquisition and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation charges, Jack Black acquisition and integration costs, investor settlement expense, the disposition of the Playtex gloves business, the related tax effects of these items, and the impact of the Tax Act from the income tax provision and earnings before income taxes.

All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share, and industry market size are based on our estimates using internal data and data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise and have not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section of our 2018 Annual Report. These, and other factors, could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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

Significant Events
Acquisitions
On May 9, 2019, we announced that we have entered into a definitive Agreement and Plan of Merger (the “ Merger Agreement”) under which we will combine with Harry’s in a cash and stock transaction that values Harry’s at $1,370 (the “Merger”). Under the terms of the Merger Agreement and based on our closing share price on May 8, 2019, approximately 79% of the total value of the transaction will be paid in cash and 21% will be paid in shares of our common stock. The Merger has been approved by the Boards of Directors of both our Company and Harry’s and is expected to close by the end of the first quarter of the 2020 calendar year, subject to the satisfaction of customary closing conditions and receipt of regulatory clearances. We intend to finance the Merger through a combination of cash on our balance sheet, net new debt and equity. Bank of America Merrill Lynch has provided committed financing in connection with the Merger. The Merger of Edgewell and Harry’s brings together complementary capabilities to create a next-generation consumer products platform with an expansive runway for accelerated topline growth and enhanced value creation. We have incurred costs associated with the acquisition of Harry’s totaling $1.8 in the third quarter of fiscal 2019.
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

Impairment
During the third quarter of fiscal 2019, we determined a triggering event had occurred as a result of a decline in our market capitalization after a decline in the Company’s share price during the quarter. We performed an interim impairment analysis using financial information through June 30, 2019 and forecasts for cash flows developed using our three-year strategic plan. The interim impairment review was performed on all long-lived assets, including definite lived intangibles, all reporting units, and indefinite-lived intangible assets. The results of the impairment review indicated the carrying value of the goodwill of the Wet Shave and Infant Care reporting units were greater than their respective fair values, resulting in a non-cash goodwill impairment of $358.0 and $29.0, respectively. Additionally, the carrying value of the Wet Ones and Diaper Genie trade names were greater than the fair values and resulted in non-cash impairments of the indefinite-lived intangible assets of $87.0 and $75.0, respectively. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for further discussion on the interim impairment test. We will continue to evaluate the fair value of our reporting units and indefinite-lived intangible assets in the fourth quarter as a part of our annual impairment review on July 1.
Refer to additional discussion around goodwill and intangible asset valuation in our 2018 Annual Report.
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
Initial costs incurred for Project Fuel were related to efforts to fully define the scope and reach of the project. In addition, the Company has incurred global severance costs related to the reduction of overhead. The Company has incurred costs and realized savings for Project Fuel in fiscal 2018 and for the first nine months of fiscal 2019 and expects to incur additional costs and realize additional savings during the remainder of fiscal 2019 through fiscal 2021.
For further information on our restructuring projects, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.
Feminine and Infant Care Evaluation Costs
In February 2019, we began exploring strategic alternatives for the Feminine Care and Infant Care businesses, including the potential sale of one or both businesses. We concluded our strategic review of the Feminine Care business and have elected to retain the business at this time and have determined that there is currently more opportunity for value creation and de-leveraging by retaining the business given improving business trends and outlook. We continue to explore strategic alternatives for the Infant Care business. We incurred $0.5 and $1.5 during the three and nine months ended June 30, 2019, respectively, of advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses. The costs are related to consulting fees for the analysis of strategic alternatives of the Feminine and Infant Care businesses and are included in Selling, general and administrative expenses (“SG&A”) on the Condensed Consolidated Statement of Earnings.
Sun Care Reformulation Costs
As a result of discussions with one of our suppliers during the fourth quarter of fiscal 2018, we made certain supply chain and procurement decisions, including implementing a raw material substitution due to anticipated regulatory changes related to European Union Regulation (EC) No. 1907/2006 concerning the Registration, Evaluation, Authorization, and Restriction of Chemicals, establishing a European Chemical Agency (“REACH”), that affect the supply chain of select Sun Care products. To align with our raw material selection process, we chose to make these changes at that time, in advance of Sun Care season, to minimize potential impact to our distribution channels during the peak sales period. We incurred $1.0 and $1.5 in Sun Care reformulation costs during the three and nine months ending June 30, 2019, respectively, and expect to incur additional charges over the remainder of fiscal 2019 related to these supply chain decisions. The costs associated with the Sun Care reformulation are included in Costs of products sold on the Condensed Consolidated Statement of Earnings.
Sale of Playtex Gloves Business
On October 26, 2017, the Company finalized its sale of the Playtex gloves business to a household products company (the “Acquirer”) for $19.0. The sale was finalized on October 26, 2017. The sale provides the Acquirer with indefinite and exclusive worldwide rights to the Playtex trademark for gloves. The strategic sale of the Playtex gloves business allows the Company to better focus and utilize its resources on its other product lines. Total assets sold were $3.7, resulting in a pre-tax gain on sale of $15.3 in fiscal 2018. Refer to Note 3 of our Notes to Condensed Consolidated Financial Statements for further discussion related to the sale of the Playtex gloves business.

Executive Summary
The following is a summary of key results for the third quarter and first nine months of fiscal 2019 compared to the third quarter and first nine months of fiscal 2018. Net earnings and earnings per share (“EPS”) for the time periods presented were impacted by impairment charges, restructuring activities, Harry’s acquisition costs, Feminine and Infant Care evaluation costs, Sun Care reformulation costs, Jack Black acquisition and integration costs, investor settlement expenses, the gain on the sale of the Playtex gloves business, the related tax impact from those costs, and the impact of the Tax Act as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are Non-GAAP measures.

Third Quarter of Fiscal 2019

•
Net sales in the third quarter of fiscal 2019 were $609.2, down 1.8% compared to the prior year quarter, inclusive of a 1.5% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased 0.3% primarily driven by declines in the Wet Shave and Feminine Care businesses, partly offset by growth in the Sun and Skin Care business.

•
Net loss in the third quarter of fiscal 2019 was $441.4 compared to net earnings of $12.1 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings for the third quarter of fiscal 2019 increased 23.0% to $60.5. The increase was primarily driven by lower advertising and promotional (“A&P”) and overhead spend partially offset by lower gross margins.

•
Net loss per diluted share during the third quarter of fiscal 2019 was $8.16 compared to net earnings per diluted share of $0.22 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the third quarter of fiscal 2019 was $1.11 compared to $0.91 in the prior year quarter.

	Quarter Ended June 30,
	Net Earnings		Diluted EPS
	2019	2018	2019	2018
Net (Loss) Earnings and Diluted EPS - GAAP	$(441.4)	$12.1	$(8.16)	$0.22
Impairment charges	549.0	24.4	10.14	0.45
Restructuring and related costs (1)	8.9	15.9	0.17	0.29
Harry’s acquisition and integration costs (2)	1.8	—	0.03	—
Feminine and Infant Care evaluation costs (3)	0.5	—	0.01	—
Sun Care reformulation costs (4)	1.0	—	0.02	—
Jack Black acquisition and integration (5)	0.1	2.3	—	0.05
Sale of Playtex Gloves	—	0.6	—	0.01
Impact of dilutive shares (6)	—	—	(0.01)	—
Income taxes	(59.4)	(6.1)	(1.09)	(0.11)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$60.5	$49.2	$1.11	$0.91

Weighted-average shares outstanding - Diluted			54.1	54.1

(1)
Restructuring costs associated with Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve our desired future state operations. Includes SG&A of $1.8 and $0.5 for the three months ended June 30, 2019 and 2018, respectively, associated with certain information technology enablement expenses for Project Fuel.

(2)	Includes pre-tax SG&A of $1.8 for the three months ended June 30, 2019 for costs associated with the acquisition of Harry’s.

(3)	Includes pre-tax SG&A of $0.5 for the three months ended June 30, 2019, associated with consulting costs for the Company to evaluate segments.

(4)	Includes pre-tax Cost of products sold of $1.0 for the three months ended June 30, 2019, associated with supply chain changes on select Sun Care products.

(5)
Includes pre-tax SG&A of $0.1 and $0.5 for the three months ended June 30, 2019 and 2018, respectively, for costs associated with the integration of the Jack Black acquisition. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for the three months ended June 30, 2018.

(6)	GAAP EPS was calculated using basic weighted average shares outstanding due to a net loss. Adjusted diluted EPS was calculated using diluted weighted average shares outstanding.

First Nine Months of Fiscal 2019

•
Net sales for the first nine months of fiscal 2019 decreased 4.9% to $1,613.0, inclusive of a 1.0% increase as a result of the acquisition of Jack Black, a 0.1% decline from the sale of the Playtex gloves business, and a 1.5% decrease due to currency movements. Excluding the impact of the acquisition and currency movements, organic net sales decreased 4.3% in the first nine months of fiscal 2019 as compared to the prior year period, as a result of declines across all segments, particularly in the Wet Shave and Feminine Care businesses.

•
Net loss for the first nine months of fiscal 2019 was $393.6 as compared to net earnings of $83.9 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first nine months of fiscal 2019 increased 8.2% to $142.2. The increase in adjusted net earnings was the result of lower A&P and overhead expenses partially offset by lower net sales and decreased gross margin percentage.

•
Net loss per diluted share during the first nine months of fiscal 2019 was $7.27 compared to net earnings per diluted share of $1.54 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first nine months of fiscal 2019 were $2.62 compared to $2.41 in the prior year.

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2019	2018	2019	2018
Net Loss and Diluted EPS - GAAP	$(393.6)	$83.9	$(7.27)	$1.54
Impairment charge	549.0	24.4	10.14	0.45
Restructuring and related costs (1)	42.8	19.6	0.79	0.36
Harry’s acquisition and integration costs (2)	1.8	—	0.03	—
Feminine and Infant Care evaluation costs (3)	1.5	—	0.03	—
Sun Care reformulation costs (4)	1.5	—	0.03	—
Jack Black acquisition and integration (5)	1.1	4.9	0.02	0.09
Investor settlement expense (6)	0.9	—	0.02	—
Gain on sale of Playtex gloves	—	(15.3)	—	(0.28)
Impact of dilutive shares (7)	—	—	(0.01)	—
Income taxes (8)	(62.8)	13.9	(1.16)	0.25
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$142.2	$131.4	$2.62	$2.41

Weighted-average shares outstanding - Diluted			54.1	54.6

(1)
Restructuring costs associated with Project Fuel includes SG&A of $5.1 and $0.5 for the nine months ended June 30, 2019 and 2018, respectively, associated with certain information technology enablement expenses.

(2)	Includes pre-tax SG&A of $1.8 for the nine months ended June 30, 2019 for costs associated with the acquisition of Harry’s.

(3)	Includes pre-tax SG&A of $1.5 for the nine months ended June 30, 2019, associated with consulting costs for the Company to evaluate segments.

(4)	Includes pre-tax Cost of products sold of $1.5 for the nine months ended June 30, 2019, associated with supply chain changes on select Sun Care products.

(5)
Includes pre-tax SG&A of $1.1 and $3.1 for the nine months ended June 30, 2019 and 2018, respectively, for costs associated with the integration of the Jack Black acquisition. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for the nine months ended June 30, 2018.

(6)	Includes pre-tax SG&A of $0.9 for the nine months ended June 30, 2019, associated with a settlement with an investor.

(7)	GAAP EPS was calculated using basic weighted average shares outstanding due to a net loss. Adjusted diluted EPS was calculated using diluted weighted average shares outstanding.

(8)
Includes Income tax expense of $4.7 in the first nine months of fiscal 2019 related to the fiscal 2018 one-time transition tax from the Tax Act. The impact of the Tax Act totaling $17.4 in Income tax expense for the first nine months of fiscal 2018 in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2019, as compared to the corresponding periods in fiscal 2018, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter and Nine Months Ended June 30, 2019
	Q3	% Chg	Nine Months	%Chg
Net sales - prior year	$620.6		$1,697.0
Organic	(1.9)	(0.3)%	(72.2)	(4.3)%
Impact of Jack Black acquisition	—	—%	17.1	1.0%
Impact of Playtex gloves sale	—	—%	(1.0)	(0.1)%
Impact of currency	(9.5)	(1.5)%	(27.9)	(1.5)%
Net sales - current year	$609.2	(1.8)%	$1,613.0	(4.9)%
For the third quarter of fiscal 2019, net sales were $609.2, a 1.8% decrease when compared with the prior year quarter. Excluding the impact of currency movements, organic net sales decreased 0.3% driven by declines in the Wet Shave and Feminine Care businesses, partly offset by increased organic sales in the Sun and Skin Care business. Organic net sales declined in North America by 2.7% while International organic net sales grew 4.2%. Lower sales in North America were driven by declines in Wet Shave, due to distribution losses, lower pricing and an unfavorable comparison to the prior year launch of Intuition f.a.b.®, partly offset by growth in Sun and Skin Care. Sun and Skin Care growth reflected favorable timing of promotions and returns and the benefit from the shift in timing of the Easter holiday, offset by lower volumes, which were impacted by lower consumption rates, due to unfavorable weather across most markets. In International markets, organic sales increased in Wet Shave, benefiting from a favorable comparison to prior year sales in Japan, and in Sun and Skin Care, driven by strong Bulldog sales.
For the first nine months of fiscal 2019, net sales decreased 4.9%. Excluding the impact of the acquisition of Jack Black, the Playtex gloves sale, and currency movements, organic net sales decreased 4.3% versus the prior year period. From a geographic perspective, organic net sales in North America declined 6.1% while International organic net sales decreased 1.1%. The decline in organic net sales was across all segments in North America and International Wet Shave mainly in Europe, driven by competitive pressure in key retailers and the anniversary of prior year product launches and promotions.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $292.2 during the third quarter of fiscal 2019, as compared to $301.7 in the prior year period. Gross margin as a percent of net sales for the third quarter of fiscal 2019 was 48.0%, representing a 60 basis point decline over the prior year gross margin of 48.6%. Excluding $1.0 of costs associated with the Sun Care reformulation, gross margin as a percent of net sales was 48.1%. The decline was driven primarily by unfavorable price mix due to increased price and trade investments, mostly in Wet Shave, unfavorable cost mix due to rising energy costs and maintenance spend and lower absorption rates from lower volumes across Sun and Skin Care and Feminine Care.
Gross profit was $736.6 during the first nine months of fiscal 2019, as compared to $802.1 in the prior year period. Gross margin as a percent of net sales for the first nine months of fiscal 2019 was 45.7%, down 160 basis points as compared to the prior year period. Excluding $1.5 of costs associated with the Sun Care reformulation, gross margin as a percent of net sales was 45.8%. A portion of the decline was a result of unfavorable price mix from price decreases for Wet Shave and Feminine Care in North America partially offset by favorable Sun and Skin Care returns. Gross margin was also impacted by lower volumes in Wet Shave due to competitive pressures, as well as unfavorable cost mix in Wet Shave and All Other which was partially offset by improvements in Sun and Skin Care and in Feminine Care.
Selling, General and Administrative Expense
SG&A was $94.8 in the third quarter of fiscal 2019, or 15.6% of net sales, as compared to $101.3 in the prior year period, or 16.3% of net sales. The operational improvement in SG&A was largely driven by Project Fuel savings and lower equity compensation expense.

SG&A was $280.2 in the first nine months of fiscal 2019, or 17.4% of net sales, as compared to $303.5 in the prior year period, or 17.9% of net sales. The operational improvement in SG&A was largely driven by savings generated through our Project Fuel, lower compensation expense, and prior year one-time expenses such as severance and asset write offs. These savings were offset in part by higher e-commerce investments.
Advertising and Sales Promotion Expense
For the third quarter of fiscal 2019, A&P was $91.8, down $13.5 as compared to the prior year period. A&P as a percent of net sales was 15.1%, as compared to 17.0% in the prior year period. The decrease in A&P was primarily driven by lower spending in Wet Shave and Feminine Care as compared to prior year due to a decrease in new product releases and a shift in spend to trade spend this fiscal quarter.
For the first nine months of fiscal 2019, A&P was $191.3, down $38.6 as compared to the prior year period. A&P as a percent of net sales was 11.9%, as compared to 13.5% in the prior year period. The decrease in A&P was primarily driven by lower spending in Wet Shave and Feminine Care as compared to prior year due to a decrease in new product releases and a shift in spend to trade spend this fiscal quarter. The Company had increased A&P spend for the Skin Care and Grooming brands including Bulldog, Hydro grooming, and Jack Black as well as o.b.® tampons to support a new product launch.
Research and Development Expense
Research and development expense (“R&D”) for the third quarter of fiscal 2019 was $12.9, compared to $14.9 in the prior year period. As a percent of sales, R&D was 2.1% in the third quarter of fiscal 2019 compared to 2.4% in the prior year period. The reduction in R&D as a percent of sales compared to the prior year is primarily driven by timing of spend and product development and reduced headcount.
R&D for the first nine months of fiscal 2019 was $39.5, compared to $46.5 in the prior year period. As a percent of sales, R&D declined 30 basis points to 2.4% in the first nine months of fiscal 2019 from 2.7% in the prior year. The reduction in R&D as a percent of sales compared to the prior year is primarily driven by timing of spend and product development and reduced headcount.
Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2019 was $15.6 compared to $16.5 in the prior year quarter. For the first nine months of fiscal 2019, interest expense was $48.0 compared to $52.5 in the prior year period. The decline in interest expense was the result of lower average outstanding debt compared to the prior year.
Other Expense, Net
Other expense, net was $2.7 in the third quarter of fiscal 2019 compared to $1.9 in the prior year period. Other expense, net was $1.3 during the first nine months of fiscal 2019, compared to $1.2 during the first nine months of fiscal 2018. Both periods reflect the reclassification of the pension credit from Cost of products sold and SG&A to Other expense, net. The impact of the pension benefit was $0.6 and $1.8 in the third quarter and first nine months of fiscal 2019, respectively. The impact of the pension benefit was $1.6 and $5.1 in the third quarter and first nine months of fiscal 2018. The remaining activity was related to foreign currency exchange contract gains and losses and the revaluation of non-functional currency balance sheet exposures.
Income Tax Provision
The effective tax rate for the first nine months of fiscal 2019 was 4.1% compared to 40.2% in the prior year period. The effective tax rate for the first nine months of fiscal 2019 includes a $549.0 impairment of goodwill and intangible assets, a portion of which are non-deductible, resulting in a lower tax benefit on a net loss. The rate was also unfavorably impacted by a $4.7 net transitional charge resulting from the enactment of the Tax Act. The effective tax rate for the prior period includes a $17.4 increase in tax expense related to net charges from the Tax Act. Excluding the tax impact of impairment charges, restructuring charges, Harry’s acquisition costs, advisory expenses incurred in connection with the evaluation of the Feminine Care and Infant Care businesses, Sun Care reformulation charges, Jack Black acquisition and integration costs, investor settlement expenses, the impact of the Tax Act, and the disposition of the Playtex gloves business, the adjusted effective tax rate was 24.4% for the first nine months of fiscal 2019 and fiscal 2018. The adjusted effective tax rate for fiscal 2019 is expected to be in the range of 23.5% to 25.5%; however, both the effective tax rate and the adjusted effective tax rate are dependent upon the mix of earnings in various tax jurisdictions.

The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Nine Months Ended June 30, 2019			Nine Months Ended June 30, 2018
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
(Loss) earnings before income taxes	(410.4)	$598.6	$188.2	140.3	$33.6	$173.9
Income tax (benefit) provision	(16.8)	62.8	46.0	56.4	(13.9)	42.5
Net (loss) earnings	$(393.6)	$535.8	$142.2	$83.9	$47.5	$131.4

Effective tax rate	4.1%			40.2%
Adjusted effective tax rate			24.4%			24.4%

(1)
Includes adjustments for the impact of the Tax Act, impairment charges, restructuring charges, Harry’s acquisition costs, Feminine and Infant Care evaluation costs, Sun Care reformulation charges, Jack Black acquisition and integration costs, investor settlement expense, and the gain on sale of the Playtex gloves business. See reconciliation of net earnings to adjusted net earnings.

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
To implement the restructuring element of Project Fuel, we estimated one-time pre-tax charges to be approximately $130 to $140, with an additional capital investment of $60 to $70 through the end of fiscal year 2021.
Project Fuel restructuring charges were $8.9 and $42.8 for the three and nine months ended June 30, 2019, respectively, bringing cumulative Project Fuel restructuring charges to $82.7. Project Fuel restructuring charges totaled $15.9 and $19.6 for the three and nine months ended June 30, 2018, respectively. Additionally, capital expenditures for Project Fuel were $9.5 and $22.4 for the three and nine months ended June 30, 2019, respectively, bringing cumulative capital expenditures for Project Fuel to $24.7. Project Fuel related savings were approximately $33 and $85 for the three and nine months ending June 30, 2019, respectively, bringing cumulative savings to approximately $100.
For further information on our restructuring projects, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2019, compared to the corresponding period in fiscal 2018, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter and Nine Months Ended June 30, 2019
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$341.1		$980.4
Organic	(5.8)	(1.7)%	(48.7)	(5.0)%
Impact of currency	(7.6)	(2.2)%	(21.9)	(2.2)%
Net sales - current year	$327.7	(3.9)%	$909.8	(7.2)%
Wet Shave net sales for the third quarter of fiscal 2019 decreased 3.9%, inclusive of a 2.2% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $5.8, or 1.7%, as compared to the prior year, as volume growth, primarily in Asia Pacific, was more than offset by the impact of lower pricing and unfavorable product mix in North America. Total international organic net sales increased 4.9%, with growth in Men's and Women's System's and Disposables, and was largely attributable to Japan and the comparison to the prior year period which included significant inventory reductions. North America organic net sales declined 8.9% reflecting on-going competitive intensity, cycling of the prior year period's launch of Intuition f.a.b. and Hydro Sense®, and the impact of lower pricing on our Men's and Women's Systems products.

Wet Shave net sales for the first nine months of fiscal 2019 decreased 7.2%, inclusive of a 2.2% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $48.7, or 5.0%. North America organic net sales was down 9.1%, while International organic net sales decreased 1.4%. Volumes declined in North America across Men’s and Women’s Systems and Disposables due to competitive pressures in the Men’s and Disposables category, and the impact of the launch of Intuition f.a.b. in the prior year for Women’s systems. Additionally, North America experienced unfavorable price mix caused by a price decrease in Men’s and Women’s Systems. International volumes increased in Women’s Systems and Disposables, while Men’s Systems had declines across all markets. Internationally, unfavorable price mix was caused by increased trade spend in Men’s Systems and Disposables.

Segment Profit - Wet Shave
Quarter and Nine Months Ended June 30, 2019
	Q3	% Chg	Nine Months	% Chg
Segment profit - prior year	$55.0		$177.6
Organic	0.8	1.5%	(7.7)	(4.3)%
Impact of currency	(1.7)	(3.1)%	(5.1)	(2.9)%
Segment profit - current year	$54.1	(1.6)%	$164.8	(7.2)%
Wet Shave segment profit for the third quarter of fiscal 2019 was $54.1, down $0.9, or 1.6%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $0.8, or 1.5%, as lower spending and realized Project Fuel savings more than offset the impact of unfavorable pricing related to a price decrease in North America and higher product costs.
Wet Shave segment profit for the first nine months of fiscal 2019 was $164.8, down $12.8 or 7.2%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $7.7, or 4.3%, primarily due to lower sales volumes across all categories in North America, and Men’s systems in International markets. Unfavorable price mix was the result of price decreases in North America and Europe and increased promotional investments in Asia Pacific. Unfavorable cost mix resulted from product mix, higher warehousing and distribution costs in Europe, and higher energy and maintenance spend. The gross margin declines were partially offset by lower A&P and overheads in support of the Wet Shave segment across all brands.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of Sun Care products. As a result, segment net sales and segment profit historically have been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2019
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$162.8		$374.2
Organic	7.0	4.3%	(5.4)	(1.4)%
Impact of Jack Black acquisition	—	—%	17.1	4.6%
Impact of Playtex gloves disposition	—	—%	(1.0)	(0.3)%
Impact of currency	(1.4)	(0.9)%	(4.6)	(1.3)%
Net sales - current year	$168.4	3.4%	$380.3	1.6%
Sun and Skin Care net sales for the third quarter of fiscal 2019 increased 3.4%, inclusive of a 0.9% decline due to currency movements. Excluding the impact of currency movements, organic net sales increased $7.0, or 4.3% driven by growth in all geographic regions with the exception of Asia Pacific. North America organic net sales increased 5.0%, as the expected shift in phasing of sales to this fiscal quarter due to the later Easter holiday this year, as well as lower returns this fiscal quarter, more than offset the impact of weaker category consumption trends related largely to unfavorable early season weather. Organic net sales in International markets increased 1.8%, driven by growth in the Hawaiian Tropic and Bulldog brands.
Sun and Skin Care net sales for the first nine months of fiscal 2019 increased 1.6%, inclusive of a 4.6% increase due to the acquisition of Jack Black, a 0.3% decline due to the Playtex gloves sale, and a 1.3% decline due to currency movements. Excluding the impact of acquisitions, the Playtex gloves sale and currency movements, organic net sales decreased $5.4, or 1.4%, with volume declines primarily in North America Sun Care impacted by the Sun Care reformulation project. International Sun Care volume declines were more than offset by increased Bulldog sales. Sun Care had favorable price mix related to favorable returns compared to same period in the prior year and timing of promotions.

Segment Profit - Sun and Skin Care
Quarter and Nine Months Ended June 30, 2019
	Q3	% Chg	Nine Months	% Chg
Segment profit - prior year	$33.9		$76.3
Organic	8.5	25.1%	1.2	1.6%
Impact of Jack Black acquisition	—	—%	5.3	6.9%
Impact of Playtex gloves disposition	—	—%	(0.3)	(0.4)%
Impact of currency	(0.2)	(0.6)%	(0.4)	(0.5)%
Segment profit - current year	$42.2	24.5%	$82.1	7.6%
Segment profit for the third quarter of fiscal 2019 was $42.2, an increase of $8.3 or 24.5%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $8.5, or 25.1%, as the benefit from lower product returns and lower product costs more than offset the impact of higher A&P spending in grooming.
Segment profit for the first nine months of fiscal 2019 was $82.1, an increase of $5.8 or 7.6%, inclusive of the impact of the Jack Black acquisition, the Playtex gloves sale, and currency movements. Excluding the impact of the Jack Black acquisition, the Playtex gloves sale, and currency movements, organic segment profit increased $1.2, or 1.6%, driven primarily by gross margin improvements from favorable price mix and cost mix for Sun Care products, partially offset by volume declines. A&P and overheads increased as a result of increased support for Grooming products including Bulldog and Hydro Grooming.

Feminine Care

Net Sales - Feminine Care
Quarter and Nine Months Ended June 30, 2019
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$84.1		$247.0
Organic	(2.9)	(3.4)%	(16.1)	(6.5)%
Impact of currency	(0.3)	(0.4)%	(0.7)	(0.3)%
Net sales - current year	$80.9	(3.8)%	$230.2	(6.8)%
Feminine Care net sales for the third quarter of fiscal 2019 decreased $3.2, or 3.8%, inclusive of a 0.4% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 3.4%, driven by volume declines across all lines, with the exception of o.b. tampons, which benefited due to the launch of organic o.b. tampons, and Carefree® liners. Price mix was unfavorable due to increased trade spend.
Feminine Care net sales for the first nine months of fiscal 2019 decreased $16.8, or 6.8%, inclusive of a 0.3% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 6.5% driven by volume declines in Playtex Gentle Glide® branded tampons and Stayfree® branded pads, partially offset by growth in Playtex Sport and o.b. tampons. Price mix was unfavorable due to increased trade spend investment.

Segment Profit - Feminine Care
Quarter and Nine Months Ended June 30, 2019
	Q3	%Chg	Nine Months	% Chg
Segment profit - prior year	$11.0		$25.7
Organic	4.7	42.7%	11.5	44.7%
Impact of currency	(0.2)	(1.7)%	(0.5)	(1.9)%
Segment profit - current year	$15.5	41.0%	$36.7	42.8%
Feminine Care segment profit for the third quarter of fiscal 2019 was $15.5, an increase of $4.5, or 41.0%, inclusive of a 1.7% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $4.7, or 42.7%, driven by lower A&P spending, resulting from a shift to trade promotion spending, and lower product costs.
Feminine Care segment profit for the first nine months of fiscal 2019 was $36.7, an increase of $11.0, or 42.8%, inclusive of a decrease of 1.9% for currency movements. The decline was primarily due to lower A&P related to a shift to higher trade spend, favorable cost mix driven by favorable production volumes, and lower overheads. These gains were partially offset by lower gross margins including volume declines in Playtex Gentle Glide tampons and Stayfree pads, and unfavorable price mix from the shift to increased trade spend.

All Other

Net Sales - All Other
Quarter and Nine Months Ended June 30, 2019
	Q3	%Chg	Nine Months	% Chg
Net sales - prior year	$32.6		$95.4
Organic	(0.2)	(0.6)%	(2.0)	(2.1)%
Impact of currency	(0.2)	(0.6)%	(0.7)	(0.7)%
Net sales - current year	$32.2	(1.2)%	$92.7	(2.8)%
All Other net sales for the third quarter of fiscal 2019 decreased 1.2%, inclusive of a 0.6% decline from the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased 0.6% compared to the prior year quarter as sales increased in Diaper Genie® and cups and mealtime products related to the Paw Patrol® launch which were more than offset by declines in Pet Care.
All Other net sales for the first nine months of fiscal 2019 decreased 2.8%, inclusive of a 0.7% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $2.0 or 2.1%, as declines in volumes of Diaper Genie and infant bottles and unfavorable price mix from Pet Care products were partially offset by growth in infant cups and mealtime products.

Segment Profit - All Other
Quarter and Nine Months Ended June 30, 2019
	Q3	%Chg	Nine Months	% Chg
Segment profit - prior year	$5.4		$16.8
Organic	(1.7)	(31.5)%	(5.6)	(33.3)%
Impact of currency	(0.1)	(1.8)%	(0.4)	(2.4)%
Segment profit - current year	$3.6	(33.3)%	$10.8	(35.7)%
All Other segment profit for the third quarter of fiscal 2019 was $3.6, a decrease of $1.8, or 33.3%, inclusive of a decrease of 1.8% for currency movements. The decline is driven primarily by unfavorable product mix of Diaper Genie products and higher product costs.
All Other segment profit for the first nine months of fiscal 2019 was $10.8, a decrease of $6.0 or 35.7%, compared to the prior year period, inclusive of a 2.4% decline due to the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased 33.3%, primarily due to unfavorable cost mix from higher materials and warehousing and distribution costs, and unfavorable product mix. These declines were partially offset by lower A&P and overheads in support of the All Other segment.
General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Corporate expenses	$13.1	$17.7	$43.5	$55.6
Impairment charge	549.0	24.4	549.0	24.4
Restructuring and related costs	8.9	15.9	42.8	19.6
Harry’s acquisition and integration costs	1.8	—	1.8	—
Feminine and Infant Care evaluation costs	0.5	—	1.5	—
Sun Care reformulation costs	1.0	—	1.5	—
Jack Black acquisition and integration costs	0.1	2.3	1.1	4.9
Investor settlement expense	—	—	0.9	—
Gain on sale of Playtex gloves	—	0.6	—	(15.3)
General corporate and other expenses	$574.4	$60.9	$642.1	$89.2
% of net sales	94.3%	9.8%	39.8%	5.3%

For the third quarter of fiscal 2019, general corporate expenses were $13.1, or 2.2% of net sales, compared to $17.7, or 2.9% of net sales, in the prior year quarter. For the first nine months of fiscal 2019, general corporate expenses were $43.5, or 2.7% of net sales, compared to $55.6, or 3.3% of net sales, in the prior year period. Corporate expenses for the third quarter of fiscal 2019 declined due to savings generated through Project Fuel and lower share-based compensation expense. For the first nine months of fiscal 2019, the declines in corporate expense were driven by savings generated through Project Fuel, including lower compensation expense and prior year one-time expenses such as severance and asset write offs.

Liquidity and Capital Resources
At June 30, 2019, substantially all our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of several major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,237.6 at June 30, 2019, including $125.0 tied to variable interest rates. Our total borrowings at September 30, 2018 were $1,300.2.
As of June 30, 2019, we had outstanding borrowings of $125.0 under our unsecured revolving credit facility in the U.S. (the “Revolving Facility”) and $8.5 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at June 30, 2019, $591.5 remains available under the Revolving Facility. We expect to refinance the Revolving Facility prior to its maturity date in June 2020. At September 30, 2018, we had outstanding borrowings of $7.0 under the Revolving Facility.
As of September 30, 2018, we had approximately $185.0 outstanding under the term loan due April 2019 (the “Term Loan”). On February 6, 2019, we made a $185.0 prepayment to retire the Term Loan. We funded the payment through additional borrowing on the Revolving Facility.
We had outstanding international borrowings, recorded in Notes payable, of $12.6 and $8.2 as of June 30, 2019 and September 30, 2018, respectively.
In connection with the execution of the Merger Agreement, we entered into a commitment letter with Bank of America Merrill Lynch pursuant to which Bank of America Merrill Lynch committed to provide a senior secured revolving credit facility in an aggregate principal amount of up to $400.0, a senior secured term loan A facility in an aggregate principal amount of up to $400.0 and a senior secured term loan B facility in an aggregate principal amount of up to $800.0 in order to, among other things, finance our obligations under the Merger Agreement and certain related transactions. The effectiveness of such credit facilities is subject to the occurrence of customary closing conditions, including the consummation of the transactions contemplated by the Merger Agreement.
Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, resulting in higher net sales and increased cash generated in the second and third quarter each year. We believe our cash on hand, cash flows from operations and available borrowing under the Revolving Facility will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, and other financing requirements for at least the next 12 months.
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
The expected minimum required contribution to our pension plans in fiscal 2019 is $7.3; however, discretionary contributions may also be made. During the first nine months of fiscal 2019 we contributed $4.7 to our pension plans.
As of June 30, 2019, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Nine Months Ended June 30,
	2019	2018
Net cash from (used by):
Operating activities	$98.2	$181.5
Investing activities	(26.9)	(101.1)
Financing activities	(57.5)	(366.8)
Effect of exchange rate changes on cash	(1.2)	2.0
Net decrease in cash and cash equivalents	$12.6	$(284.4)
Operating Activities
Cash flow from operating activities was $98.2 during the first nine months of fiscal 2019, compared to cash from operating activities of $181.5 during the same period in the prior year. The decline in operating cash flow in the first nine months of fiscal 2019 compared to the prior year period was primarily driven by working capital changes, including the build of the inventory balance in North America related to the Sun Care reformulation project and the build of inventory in Europe in preparation of Brexit. Accounts payable declined related to the timing of payments at year end and lower current period expenses.
Investing Activities
Cash flow used by investing activities was $26.9 during the first nine months of fiscal 2019, compared to cash used by investing activities of $101.1 during the same period in the prior year. The change was primarily due to the acquisition of Jack Black for $90.3 in the prior year period, offset by the sale of the Playtex gloves business in fiscal 2018 for $19.0. Capital expenditures totaled $38.7 during the first nine months of fiscal 2019 and included $22.4 of capital expenditures in support of Project Fuel, compared to $41.8 during the same period in the prior year. Additionally, investing cash inflows of $9.0 and $7.2 were reclassified from operating activities during the first nine months of fiscal 2019 and 2018, respectively, as a result of collections on the deferred purchase price of accounts receivables sold.
Financing Activities
Net cash used by financing activities was $57.5 during the first nine months of fiscal 2019, compared to net cash used by financing activities of $366.8 during the same period in the prior year. During the first nine months of fiscal 2019, we had $118.0 of additional borrowings under the Revolving Facility, offset by repayment of the Term Loan for $185.0. During the first nine months of fiscal 2018, net borrowings on the Revolving Facility decreased $245.0 and $124.4 of cash was used for treasury stock repurchases.

Share Repurchases
During the first nine months of fiscal 2019, we did not repurchase any shares of our common stock. We have 10.0 shares of common stock available for repurchase in the future under the Board’s authorization to repurchase our common stock. Any future share repurchases may be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Commitments and Contingencies
Contractual Obligations
During the first nine months of fiscal 2019, our net borrowings on our revolving credit facilities were $118.0. As of June 30, 2019, future minimum repayments of debt are as follows: $0.0 in fiscal 2019, $125.0 in fiscal 2020, $600.0 in fiscal 2021, and $500.0 in fiscal 2022.
There have been no other material changes in our contractual obligations since the presentation in our 2018 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2019, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of June 30, 2019, our outstanding variable-rate debt included $125.0 on our Revolving Facility and $12.6 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase by approximately $1.4.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2018 Annual Report.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2019	4,791	$43.65	—	10,000,000
May 1 to 31, 2019	—	—	—	10,000,000
June 1 to 30, 2019	—	—	—	10,000,000

(1)
4,791 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

(2)
In January 2018, our Board of Directors approved an authorization to repurchase up to ten million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the third quarter of fiscal 2019, we did not repurchase any shares under this authorization.

(3)	Includes $0.02 per share of brokerage fee commissions.

Item 6. Exhibits.

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger by and among Edgewell Personal Care Company, Callahan Corp., Harry’s Inc. and the Person party thereto solely in its capacity as the Stockholder Representative, dated as of May 8, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 13, 2019).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2015).

3.3	Amended and Restated Bylaws of the Company effective June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2015).

10.1	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets at June 30, 2019 and September 30, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	August 6, 2019