Form 10-K
period 2019-09-30
EDGEWELL PERSONAL CARE Co
filed 2019-11-26
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was $1,991,155,567.

The number of shares of the registrant’s common stock outstanding as of October 31, 2019 was 54,206,968.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2019, are incorporated by reference into Part III of this report.

EDGEWELL PERSONAL CARE COMPANY

Presentation of Information
Unless the context requires otherwise, references to “Edgewell Personal Care Company,” “Edgewell,” “we,” “us,” “our” and “the Company” refer to Edgewell Personal Care Company, and its consolidated subsidiaries.

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

Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share and industry market size is based on our estimates using internal data and data from various industry analyses, our internal research and adjustments and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section of this document. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions.
Retail sales for purposes of market size, market position and market share information are based on retail sales in United States dollars.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses.  Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:

•	risks associated with the combination with Harry’s Inc.;

•	our ability to compete in products and prices in an intensely competitive industry;

•	the loss of any of our principal customers;

•	our inability to execute a successful e-commerce strategy;

•	fluctuations in the price and supply of raw materials;

•	our failure to maintain our brands’ reputation;

•	our failure to achieve projected cost savings under our various initiatives, including Project Fuel;

•	legislative or regulatory changes impacting or limiting our business; and

•	product quality and safety issues, including recalls and product liability.

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

PART I

Item 1. Business.
Overview
Edgewell Personal Care Company, and its subsidiaries, is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. We have a portfolio of over 25 brands and a broad global footprint in more than 50 countries.

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
In 2003, we completed the acquisition of the Schick-Wilkinson Sword business (“SWS”) from Pfizer, Inc., which was the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Our portfolio of wet shave products includes: Hydro® and Quattro® men’s shaving systems; Hydro Silk®, Quattro for Women®, Intuition® and Silk Effects® Plus women’s shaving systems; and the Hydro, Quattro, Xtreme 3®, Slim Twin®, Slim Triple® and Extra3® disposables. SWS has over 75 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.
In 2007, we acquired Playtex Products, Inc. (“Playtex”), expanding our branded consumer products portfolio. Playtex was a leading manufacturer and marketer of well-recognized brands such as Playtex® feminine care products, Playtex infant care products, Diaper Genie® diaper disposal systems, Wet Ones® pre-moistened wipes, and Banana Boat® and Hawaiian Tropic® sun care products.
In 2009, we completed the acquisition of the Edge® and Skintimate® shave preparation brands from S.C. Johnson & Son, Inc., adding United States (“U.S.”) market leading shave preparation brands to our existing wet shave product portfolio. In 2010, we completed the acquisition of American Safety Razor, LLC (“ASR”), a leading global manufacturer of private label and value wet shaving razors and blades and specialty blades. ASR was founded in 1875.
Strengthening our company’s feminine care product portfolio, in 2013 we acquired the Stayfree® pad, Carefree® liner and o.b.® tampon feminine hygiene brands in the U.S., Canada and the Caribbean from Johnson & Johnson.
In 2015, we completed the separation of our Household Products business, which manufactures and markets batteries and portable lighting, into a separate publicly-traded company (the “Spin” or the “Separation”). We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. (“New Energizer”) and began trading under the symbol “ENR” on the New York Stock Exchange (“NYSE”). Edgewell retained the Personal Care business and trades on the NYSE under the symbol “EPC.” Following the Separation, we do not beneficially own any shares of New Energizer. In connection with the Separation, we changed our name to Edgewell Personal Care Company on June 30, 2015.
On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited, a men’s grooming and skincare products company based in the United Kingdom (the “U.K.”). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C., a men’s luxury skincare products company based in the U.S. These acquisitions have created opportunities to expand our personal care portfolio into a growing global category and have allowed us to leverage our international geographic footprint.

Our Business Segments and Product Strategies
We manage our business in four reportable segments: Wet Shave, Sun and Skin Care, Feminine Care and All Other. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and other items that are not representative of management’s view on how segment performance is evaluated. Information regarding the product portfolios of these segments is included within the following discussion. Financial information regarding each of our reportable segments, as well as other geographical information, is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 of Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Wet Shave
Wet Shave products are sold under the Schick®, Wilkinson Sword®, Edge, Skintimate, Shave Guard® and Personna® brand names. We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. While we market our wet shave products throughout the world, our primary markets are the U.S., Canada, Japan, Germany, France and the U.K. We believe we hold the number two global market share position in wet shaving. The category is highly competitive, with manufacturers vying for consumer loyalty and retail shelf space.
We have gained recognition for our innovation designed to improve the shaving experience, including the introduction of our Schick Hydro men’s shaving system in 2010.
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
In 2019, we entered into a definitive Agreement and Plan of Merger with Harry’s, Inc (“Harry’s”). We intend to utilize the combined resources of our Company and Harry’s to create a next-generation consumer products platform with an expansive runway for accelerated topline growth and enhanced value creation.
In the U.S., Canada and Japan, we also sell market-leading shave preparation products, including shaving gels and creams under the Edge, Skintimate and Shave Guard brands.
We also manufacture, distribute and sell a complete line of private label and value-priced wet shaving disposable razors, shaving systems and replacement blades. These wet shave products are sold primarily under a retailer’s store name or under value brand names such as Personna.

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
Our Bulldog skincare products are purpose built for men and were created to work simply and efficiently while dealing with issues specific to men’s skin. Since acquiring the brand in October 2016, we have expanded sales geographically and are committed to further growth and distribution for the brand. We acquired the Jack Black brand in March 2018 to obtain a footprint in the luxury men’s skincare market. We will use resources at our disposal to grow the Jack Black brand globally. We also offer Wet Ones, the leader in the U.S. portable hand wipes category, and offered Playtex household gloves until the sale of those assets in October 2017.

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

All Other
Our All Other segment includes infant care, pet care and miscellaneous other products. In the infant care category, we believe our Playtex Diaper Genie brand of diaper disposal systems leads the U.S. diaper pail category. The Diaper Genie brand consists of the diaper pail unit and refill liners. We also market Litter Genie®, a waste disposal solution for cat owners originating from our Diaper Genie technology. Additionally, we market a broad range of products including bottles, cups and mealtime products under the Playtex brand name, and a line of pacifiers, including the OrthoPro® and Binky® pacifiers. In October 2019, we announced the sale of our infant and pet care assets.

Competition
The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations and new entrants attempting to disrupt the market compete for consumer acceptance and, increasingly, limited retail shelf space. The continued growth in online sales also puts additional competitive pressure on our Company. Competition is based upon brand perception, product performance, customer service and price.
The global shaving products category is comprised of wet shave blades and razors, electric shavers and shaving gels and creams. With our established product lines and global presence, we believe we compete effectively in this market. Our principal competitors in the global wet shave business are The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment, Bic Group, which is expanding beyond its historical strength in the disposable segment, and Dorco, which competes primarily in the private label segment. We also compete with newer entrants to the Wet Shave market for both direct-to-consumer online and traditional retail shelf space including Unilever (Dollar Shave Club brand), Harry's, Perio (Barbasol and PureSilk brands), Beiersdorf (recently launched Nivea branded women’s wet shave product in Germany), and numerous online start-ups.
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
The market for sun care products is also characterized by global growth and is impacted by trends in skin care. With our balanced sun care portfolio, depth of sun care expertise and global presence, we believe we compete effectively and have more than doubled our international sun care business since acquiring the Banana Boat and Hawaiian Tropic brands in 2008. We intend to continue to compete by driving innovation, building differentiated equity and focusing on in-store visibility.
The global men’s skincare market is expected to continue to grow, with increased demand for men’s personal care products. Our competitors in this market include large companies such as Johnson & Johnson, L’Oréal S.A., The Estee Lauder Companies, Inc. and Unilever, as well as smaller companies. We compete in the market at multiple price points by creating simple and effective skincare products with natural ingredients at an affordable price through our Bulldog products and the luxury men’s skincare market with Jack Black.
With our fiscal 2014 acquisition of the Stayfree, Carefree and o.b. brands, we have expanded our presence within the feminine care product category and have become one of the top three manufacturers in North America. We compete by having a portfolio of well-known brands that address complementary consumer needs.

Sales and Distribution
Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and the larger countries of Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses. During fiscal 2015, in order to compete more effectively in smaller markets after the Separation, we increased our use of third-party distributors and wholesalers and either decreased or eliminated our business operations in certain countries. As a result of increased competition through the expansion of online markets, we have established e-commerce operations across several lines of business including the Schick.com website in the U.S. providing men’s and women’s shaving products, a Bulldog direct to consumer site in the U.K. with plans to expand to the U.S., and acceleration of e-commerce sales in China through our partnership with T-Mall. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, and military stores.
Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Wal-Mart Stores, Inc. and its subsidiaries (“Wal-Mart”), as a group, account for more than 10% of our consolidated annual net sales. Wal-Mart accounted for approximately 23% of our net sales from continuing operations in fiscal 2019. Purchases by Wal-Mart included products from all of our segments. Target Corporation represented approximately 11% and 14% of net sales for our Feminine Care and All Other segments, respectively. Sales to Amazon in fiscal 2019 represented approximately 21% of net sales for our All Other segment.
Generally, orders are shipped within a month of their order date. Because of the short period of time between order and shipment dates, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume.
Government contracts do not represent a material portion of our net sales.

Seasonality
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Within our Wet Shave segment, sales of women’s products are moderately seasonal, with increased consumer demand in the spring and summer months. See “Our business is subject to seasonal volatility” in Item 1A. Risk Factors.

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

Patents, Technology and Trademarks
We own a number of U.S. and international trademarks, which we consider of substantial importance and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Edgewell®, Schick, Schick Hydro, Schick Hydro Silk, Hydro Connect, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Protector, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Binky, Diaper Genie, Litter Genie, Drop-Ins®, Gentle Glide, 360°, Play On®, Twist ‘N Click®, Sport, Sport Level Protection®, VentAire®, Wet Ones, Stayfree, Carefree and o.b. As a result of the Playtex acquisition, we also own royalty-free licenses in perpetuity to the Playtex trademark in the U.S. and in many international jurisdictions related to certain feminine hygiene, baby care and other products, but excluding certain apparel-related products. We consider the protection of our trademarks to be important to our business.

Our ability to compete effectively in the Wet Shave, Sun and Skin care, Feminine Care and Other personal care categories depends, in part, on our ability to maintain the proprietary nature of technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing agreements. We own or license from third parties a considerable number of patents, patent applications and other technology, which we believe are important to our business. These relate primarily to shaving product improvements and additional features, feminine care hygiene products including digital and applicator tampons, pads and liners, baby bottles and nipples, disposable liners and plastic holders for nurser systems, children’s drinking cups, pacifiers, sunscreen formulations, diaper disposal systems, pet care and pet waste disposal products, and manufacturing processes.
As of September 30, 2019, we owned, either directly or beneficially, approximately 654 unexpired U.S. patents, which have a range of expiration dates from October 2019 to August 2038, and we had approximately 108 U.S. patent applications pending. We routinely prepare additional patent applications for filing in the U.S., and actively pursue foreign patent protection in various countries. As of September 30, 2019, we owned, either directly or beneficially, approximately 1,581 foreign patents having a range of expiration dates from October 2019 to November 2043, and we had approximately 201 patent applications pending in foreign countries.
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

Governmental Regulation and Environmental Matters
We are subject to various federal, state, foreign and local laws and regulations by governmental agencies intended to protect the public health and environment, including those governing the manufacture, use, discharge and disposal of hazardous materials, labeling and notice requirements related to consumer exposure to certain chemicals, and requirements for the recycling of our products and their packaging. These agencies include, but are not limited to (i) the U.S. Food and Drug Administration and equivalent international agencies that regulate ingredients in consumer products, (ii) the U.S. Environmental Protection Agency (“EPA”) and equivalent international agencies that regulate our manufacturing facilities, and (iii) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries, such as the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulations in the European Union (the “E.U.”).
Contamination has been identified at certain of our current and former facilities, as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the EPA, state agencies and private parties seeking contribution, that we have been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and, as a result, we may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. In addition to potential costs to clean up our own properties, we may also be required to share in the cost of cleanup with respect to state-designated sites and certain international locations.
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
In the E.U., our business is affected by legislation dealing with REACH which requires manufacturers and importers of chemical substances to register such substances with the European Chemicals Agency, or the ECHA, and enables European and national authorities to track such substances. Depending on the amount of chemical substances to be manufactured or imported, and the specific risks of each substance, REACH requires different sets of data to be included in the registration submitted to the ECHA. Registration of substances with the ECHA imposes significant recordkeeping requirements that can result in significant financial obligations for companies such as ours to import products into Europe. REACH is accompanied by legislation regulating the classification, labeling and packaging of chemical substances and mixtures.
We believe that our facilities and products are in substantial compliance with current laws and regulations.

Employees
As of September 30, 2019, we employed approximately 6,000 employees, with approximately 2,200 based in the U.S. Certain of these employees are represented by unions or work councils. We believe that we generally have a good relationship with our employees, and with the unions and work councils that represent certain employees.

Executive Officers
Set forth below are the names, ages as of September 30, 2019, and current positions of our executive officers.

Name	Age	Title
Rod R. Little	50	Chief Executive Officer
Daniel J. Sullivan	50	Chief Financial Officer
John N. Hill	56	Chief Human Resources Officer
Colin A. Hutchison	61	Chief Operating Officer
Marisa B. Iasenza	50	Chief Legal Officer and Corporate Secretary
Set forth below is a brief description of the position and business experience of each of our executive officers.
Rod R. Little has served as Chief Executive Officer since March 1, 2019. Mr. Little previously served as our Chief Financial Officer beginning in March 2018. Prior to joining Edgewell, Mr. Little served as Chief Financial Officer of HSNi from January 2017 to December 2017, and as Executive Vice President and Chief Financial Officer of Elizabeth Arden, Inc. from April 2014 to November 2016. Prior to joining Elizabeth Arden, Mr. Little spent 17 years with Procter & Gamble where he held numerous positions of increasing responsibility in Procter & Gamble’s divisional and corporate finance organization, ultimately serving as the chief finance officer of their global salon professional division from 2009 until 2014. Mr. Little also served for five years in the United States Air Force prior to joining Procter & Gamble in 1997.
Daniel J. Sullivan has served as Chief Financial Officer since April 1, 2019. Prior to joining Edgewell, Mr. Sullivan served as Executive Vice President and Chief Financial Officer of Party City Holdco Inc. Previously, Mr. Sullivan spent six years, from 2010 to 2016, with Ahold USA Inc., where he held positions of increasing responsibility within their control and finance divisions, ultimately serving as Executive Vice President and Chief Financial Officer from 2013 to 2016. Mr. Sullivan is a certified public accountant.
John N. Hill has served as Chief Human Resources Officer since April 4, 2017. Mr. Hill had previously led the North America commercial organization as our company’s Vice President, North America since July 1, 2015, and as the VP, North America Commercial of Energizer’s Personal Care division from 2007 to 2015. Mr. Hill joined our company in 2003 as General Manager Schick Canada following the acquisition of Schick-Wilkinson Sword from Pfizer, Inc.

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
Marisa B. Iasenza has served as Chief Legal Officer and Corporate Secretary since June 4, 2018. From 2008 to 2018, Ms. Iasenza served in roles of increasing responsibility at Harman International Industries, Incorporated, most recently as Senior Vice President, General Counsel & Secretary.

Available Information
Our website address is www.edgewell.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors.
The following risks and uncertainties could materially adversely affect our business, results of operations, financial condition and cash flows. We may amend or supplement the risk factors described below from time to time in other reports we file with the SEC.

Risks associated with the combination with Harry’s, Inc.
The combination with Harry’s, Inc. may not be completed as anticipated and there are uncertainties and risks to consummating the merger.
On May 9, 2019, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Harry’s, Inc.(“Harry’s”) pursuant to which we will combine with Harry’s in a transaction that values Harry’s at $1.37 billion. The combination is subject to certain closing conditions, including regulatory approvals and we cannot predict if or when the approvals will be obtained.
We cannot provide any assurance that the combination will be completed, that there will not be a delay in the completion of the combination or that all or any of the anticipated benefits of the combination will be realized. Any delay could also, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the combination. In the event the combination is terminated, or the transaction is materially delayed for any reason, the price of our common stock may be impacted.

We may be unable to successfully integrate our business with Harry’s and realize the anticipated synergies, cost savings, and growth opportunities of the combination.
The success of the combination will depend, in part, on our ability to successfully combine our business with Harry’s, which currently operates as an independent company, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Risks associated with the combination include, but are not limited to:

•
the challenge of integrating complex systems, operating procedures, compliance programs, technology, networks and other assets of the Harry’s business in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	difficulties in retaining key management and other key employees;

•	diversion of management’s attention from our existing businesses;

•	adverse impacts of margin and product cost structures different from those of our current mix of business;

•	risks of entering distribution channels, categories, or markets in which we have limited or no prior experience;

•	the challenge of managing the expanded operations; and

•	potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with the combination.
Any one of these factors could result in increased costs, decreases in the amount of anticipated benefits and diversion of management’s attention, which could materially impact our business, financial condition and results of operations. In addition, even if we are able to integrate the businesses successfully, the anticipated synergies, cost savings and growth benefits of the Harry’s combination may not be realized fully, or at all, or may take longer to realize than expected.

Our debt following the closing of the Harry’s combination will increase significantly and could adversely affect our ability to meet our obligations or secure additional financing on favorable terms.
In connection with the Harry’s combination, we have secured commitments for financing including a senior secured revolving credit facility in an aggregate principal amount of up to $425 million, a senior secured term loan A facility in an aggregate principal amount of up to $575 million and a senior secured term loan B facility in an aggregate principal amount of up to $600 million in order to, among other things, finance our obligations under the Merger Agreement and certain related transactions. Interest costs related to these issuances, our existing debt, or other debt we may incur in connection with the merger, will be significant.
This significant amount of debt and other cash needs could have important consequences to us, including:

•
requiring that a substantial portion of our cash flow from operations be used to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as research and development, capital expenditures and acquisitions;

•	restrictive covenants in our debt arrangements which could limit our operations and borrowing;

•	the risk of a future credit ratings downgrade increasing future debt costs and limiting the future availability of debt financing;

•
increasing our vulnerability to general adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt;

•
placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged with debt and that may therefore be more able to invest in their business or use their available cash to pursue other opportunities, including acquisitions; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Failure to complete the Harry’s combination would require us to seek alternative financing agreements as the above commitments are dependent on the closure of the Harry’s merger.

Risks Related to Our Business
Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
The categories in which we operate are mature and highly competitive, both in the U.S. and globally, as a number of companies compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate as well as increasing retailer concentration, our retailer customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:

•
several of our competitors, including The Procter & Gamble Company, Unilever, Johnson & Johnson and others, may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do and others are newer companies backed by private-equity investors, which could provide them with greater scale and negotiating leverage with retailers and suppliers;

•	our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;

•	our competitors may be able to obtain exclusive distribution rights at particular retailers or favorable in-store placement;

•	our retailers could reduce inventories, shift to different products, or require us to lower our prices to retain shelf placement of our products; and

•
we may lose market share to private label brands sold by retail chains, or to price brands sold by local and regional competitors, which, in each case, are typically sold at lower prices than our products.

Loss of any of our principal customers could significantly decrease our sales and profitability.
Wal-Mart, together with its subsidiaries, is our largest customer, accounting for approximately 23% of our net sales in fiscal 2019. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.

Changes in the policies of our retailer customers and increasing dependence on key retailer customers in developed markets may adversely affect our business.
In recent years, retailer consolidation both in the U.S. and internationally has increased. This trend has resulted in the increased size and influence of large consolidated retail customers, including internet-based retailers, who may demand lower pricing, special packaging or impose other requirements on us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of our customers, particularly our high-volume retail customers, have sought to obtain pricing and other concessions and better trade terms. To the extent we provide concessions or better trade terms to those customers, our margins are reduced. Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors, which would harm our sales and profitability. In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or these customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by such reductions.
Protracted unfavorable market conditions have caused many of our customers to more critically analyze the number of brands they sell, and reduce or discontinue certain of our product lines, particularly those products that were not number one or two in their category.

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
Project Fuel was launched in fiscal 2018 and is an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure. We achieved gross savings of $122 million in fiscal 2019 through the initiatives of Project Fuel, which is in line with our savings targets for the program. The achievement of our savings targets depends on our ability to successfully identify and realize savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our company not realizing the anticipated benefits, or not realizing such anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings our results of operations, cash flows and financial condition may be adversely affected.

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

We are currently dependent on third party manufacturers to manufacture many products for our business. Our business could suffer as a result of a third-party manufacturer’s inability to produce our products for us on time or to our specifications.
The inability of a third-party manufacturer to ship orders in a timely manner, in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our business. While certain of our relationships with these third parties are subject to minimum volume commitments, whereby the third-party manufacturer has committed to produce and we have committed to purchase a minimum quantity of product, we may nonetheless experience situations where such manufacturers are unable to fulfill their obligations under our agreements.

Loss of reputation of our leading brands or failure of our marketing plans could have an adverse effect on our business.
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Diaper Genie, Wet Ones, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve or have a negative impact on our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage our brand, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands’ reputation and, consequently, our products’ sales.

Our financial performance depends on our ability to anticipate and respond to consumer trends and changes in consumer preferences. New product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
We have a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development, operations, legal and finance. However, consumer preference and spending patterns change rapidly and cannot be predicted with certainty. There can be no assurance that we will anticipate and respond to trends for consumer products effectively. Each new product launch, including those resulting from our product development process, carries risks, as well as the possibility of unexpected consequences, including:

•	the acceptance of our new product launches by, and sales of such new products to, our customers may not be as high as we anticipate;

•
our marketing, promotional, advertising and/or pricing strategies for our new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption of the products by consumers;

•
we may incur costs exceeding our expectations as a result of the continued development and launch of new products, including, for example, unanticipated levels of research and development costs, advertising, promotional and/or marketing expenses, sales return expenses or other costs related to launching new products;

•
we may experience a decrease in sales of certain of our existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss;

•	our product pricing strategies for new product launches may not be accepted by customers and/or consumers, which may result in sales being less than we anticipate; and/or

•	we may experience a decrease in sales of certain of our products as a result of counterfeit products and/or products sold outside of their intended territories.
Each of the risks referred to above could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Our business is subject to increasing global regulation, including product related regulations and environmental regulations, that may expose us to significant liabilities.
The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation. For example, a number of our products are regulated by health authorities both in the U.S. and in the E.U. (such as the U.S. Food and Drug Administration), and by consumer protection organizations (such as the U.S. Consumer Product Safety Commission). These regulatory frameworks focus on our ingredients as well as the safety and efficacy of our products. Similarly, the advertising and marketing of our products is regulated by agencies such as the U.S. Federal Trade Commission. All of these regulatory frameworks exist at the federal, state and local level in the U.S. as well as in foreign countries where we sell our products. New or more restrictive regulations or more restrictive interpretations of existing regulations are likely and could lead to additional compliance cost and have an adverse impact on our business. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
We must comply with various environmental laws and regulations in the jurisdictions in which we operate, including those relating to the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. A release of such substances due to an accident or intentional act could result in substantial liability to governmental authorities or to third parties. Pursuant to certain environmental laws, we could be subject to joint and several strict liability for contamination relating to our or our predecessors’ current or former properties or any of their respective third-party waste disposal sites. In addition to potentially significant investigation and remediation costs, any such contamination can give rise to claims from governmental authorities or other third-parties for natural resource damage, personal injury, property damage or other liabilities. We have incurred, and will continue to incur, capital and operating expenses and other costs in complying with environmental laws and regulations, including remediation costs relating to our current and former properties and third-party waste disposal sites. As new laws and regulations are introduced, we could become subject to additional environmental liabilities in the future that could cause a material adverse effect on our results of operations or financial condition.
Our business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition and result in product recalls or withdrawals.
We face exposure to claims arising out of alleged defects in our products, including for property damage, bodily injury or other adverse effects. We maintain product liability insurance, but this insurance does not cover all types of claims, particularly claims other than those involving personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

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
Our businesses are conducted on a worldwide basis, with nearly 44% of our sales in fiscal 2019 arising outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•
the ability to repatriate foreign-based cash effectively, which constitutes substantially all of our overall cash, for strategic needs in the U.S., as well as the heightened counterparty, internal control and country-specific risks associated with holding cash overseas;

•	the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;

•	the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;

•	adverse changes in local investment or exchange control regulations;

•	restrictions on and taxation of international imports and exports;

•	legal and regulatory constraints, including tariffs and other trade barriers;

•	currency fluctuations, including the impact of hyper-inflationary conditions, particularly where exchange controls limit or eliminate our ability to convert from local currency;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest, including political or economic instability; and

•	difficulty in enforcing contractual and intellectual property rights.
One or more of these factors could harm our international operations or investments and our operating results.

Legislative changes in applicable tax laws, policies and regulations or unfavorable resolution of tax matters may result in additional tax liabilities, which could adversely impact our cash flows and results of operations.
Our businesses are subject to taxation in the U.S. and multiple foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex and the impact of the Tax Act is subject to change as a result of changes in interpretations of the Tax Act, legislative action to address questions that arise from the Tax Act, changes in accounting standards for income taxes or related interpretations, updates or changes to estimates of current year earnings, exchange rates and other factors. In addition, international tax reform remains a priority with the Organization for Economic Cooperation and Development’s Action Plan on Base Erosion & Profit Shifting and other proposed foreign jurisdictional tax law changes. Given the uncertainty of the possible changes and their potential interdependency, we are unable to determine whether the net consolidated impact of changes in global tax legislation would be positive or negative. However, the impact of any legislative tax law, policy or regulation changes by federal, state, local and foreign authorities may result in additional tax liabilities which could adversely impact our cash flows and results of operations. Significant estimation and judgment are required in determining our provisions for taxes in the U.S. and jurisdictions outside the U.S. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and although we believe our tax positions are defensible and our tax provision estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our income tax provisions and accruals. The unfavorable resolution of any audits or litigation could have an adverse impact on future operating results and our financial condition. More aggressive and assertive tax collection policies, particularly in jurisdictions outside the U.S., may increase the costs of resolving tax issues and enhance the likelihood that we will have increased tax liabilities going forward.

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

Further, our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of advanced cyber-attacks or information security breaches which will pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of data of our Company, employees, customers or consumers, as well as disrupt our operations or damage our facilities or those of third parties. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, we are continually increasing our attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our Company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our suppliers’ and customers’ systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties.
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
During fiscal 2019, we completed an impairment assessment on indefinite-lived intangible assets and goodwill. We determined that the carrying values of the Wet Shave, Infant Care, and Skin Care reporting units were greater than the fair values and recorded goodwill impairment charges of $369 million, $37 million, and $2 million, respectively. Additionally, we recorded an impairment on the indefinite-lived intangible assets of Wet Ones and Diaper Genie for $87 million and $75 million, respectively. The fair values of our intangible assets and goodwill are sensitive to changes in forecasted cash flows, as well as other assumptions used in an impairment analysis, including discount rates.

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
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Accordingly, our sales, financial performance, working capital requirements and cash flow may experience volatility during these periods. Further, purchases of our sun care products can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we may suffer decreases in net sales if conditions are not favorable for use of our products, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows. Within our Wet Shave segment, sales of women’s products are moderately seasonal, with increased consumer demand in the spring and summer months.

We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business.
As of September 30, 2019, our debt level was approximately $1.2 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.
Additionally, certain of our debt instruments are subject to certain financial and other covenants, including debt ratio tests. We may be in breach of such covenants in the event of future declines in our operating cash flows or earnings performance, foreign currency movements or other events. In the event of such breach, our lenders may be entitled to accelerate the related debt as well as any other debt to which a cross-default provision applies, and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. There is no assurance that we would obtain such amendments or waivers or effect such refinancing, or that we would be able to do so on terms similar to those of our current debt instruments. The covenants and financial ratio requirements contained in our debt instruments could also increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate, place us at a competitive disadvantage relative to our competitors that have greater financial flexibility or limit, among other things, our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us and our operations are unclear. Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the U.K. and the E.U. or other countries, as well as create legal and global economic uncertainty. For fiscal 2019, net sales of our U.K. operations were 4% of our consolidated net sales. In addition, we completed the acquisition of Bulldog Skincare Holdings Limited on October 31, 2016, which is based in the U.K. These and other potential implications of Brexit could adversely affect our business and financial results.

If the U.K. leaves the E.U. with no agreement (“hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the E.U. and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the E.U. will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K and E.U. would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

The trading price of our common stock may be volatile.
The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control. These include general stock market volatility, variations in our quarterly operating results, general trends in the consumer products industry, changes by securities analysts in their estimates or investment ratings and general marketplace conditions.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2019, we owned or leased 59 properties, 27 in the U.S. and 32 in other countries. Eleven of these properties are used as production plants consisting of 1.8 million square feet that are owned and 0.9 million square feet that is leased. Five of these plants are located in the U.S. and six are in other countries. Six of these plants are used exclusively by our Wet Shave segment, one by our Feminine Care segment, two are shared by our Sun and Skin Care and All Other segments, one is shared by our Wet Shave and All Other segments and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 12 warehouses totaling 0.6 million square feet, all of which are leased. We operate from 35 different offices throughout the world totaling 0.4 million square feet, all of which are leased, and includes our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.

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
See also the discussion captioned “Governmental Regulation and Environmental Matters” included within Item 1. Business of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Edgewell common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “EPC.”
There were approximately 5,898 shareholders of record of our common stock as of October 31, 2019.

Issuer Purchases of Equity Securities
In January 2018, our Board of Directors approved an authorization to repurchase up to 10.0 million shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. The following table sets forth the purchases of our Company’s securities by our Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	17,780	$28.26	—	10,000,000
August 1, 2019 to August 31, 2019	—	$—	—	10,000,000
September 1, 2019 to September 30, 2019	29,580	$27.69	—	10,000,000

(1)
47,360 shares purchased during the quarter relate to the surrender of shares of common stock to our company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.

(2)	Includes $0.02 per share of brokerage fee commissions.
During fiscal 2019, we did not repurchase any shares of common stock under the share repurchase authorization from January 2018. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2019, we repurchased 86,568 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Performance Graph
The following graph compares the cumulative five-year total return provided to shareholders of Edgewell Personal Care Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions, including the New Energizer shares distributed on July 1, 2015) is assumed to have been made in our common stock and in each of the indexes on September 30, 2014 and its relative performance is tracked through September 30, 2019. These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock, nor is our historical common stock price performance necessarily indicative of our future common stock price performance.
* $100 invested on September 30, 2014 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.

Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/14	9/15	9/16	9/17	9/18	9/19
Edgewell Personal Care Company	$100.00	$133.17	$129.77	$118.76	$75.45	$53.02
S&P Midcap 400	$100.00	$101.40	$116.94	$137.42	$156.95	$153.04
S&P Household Products	$100.00	$94.09	$117.69	$121.10	$117.69	$164.83

Item 6. Selected Financial Data.
The selected historical financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data.

(in millions, except per share data)

Statements of Earnings Data	Fiscal Year
	2019	2018	2017	2016	2015
Net sales	$2,141.0	$2,234.4	$2,298.4	$2,362.0	$2,421.2
Depreciation and amortization	93.8	97.6	96.2	96.5	91.3
(Loss) earnings from continuing operations before income taxes (3)	(390.3)	163.8	(52.9)	219.9	(458.7)
(Loss) earnings from continuing operations	(372.2)	103.3	5.7	178.7	(296.1)
Earnings from discontinued operations, net of tax	—	—	—	—	20.8
Net (loss) earnings	$(372.2)	$103.3	$5.7	$178.7	$(275.3)
Basic (loss) earnings per share:
Continuing operations	$(6.88)	$1.90	$0.10	$3.02	$(4.78)
Discontinued operations	—	—	—	—	0.34
Net (loss) earnings	(6.88)	1.90	0.10	3.02	(4.44)
Diluted (loss) earnings per share:
Continuing operations	$(6.88)	$1.90	$0.10	$2.99	$(4.78)
Discontinued operations	—	—	—	—	0.34
Net (loss) earnings	(6.88)	1.90	0.10	2.99	(4.44)
Cash dividends per common share (1)	$—	$—	$—	$—	$1.50

Balance Sheet Data	As of September 30,
	2019	2018	2017	2016	2015
Working capital (2)	$384.8	$234.2	$661.8	$583.8	$969.8
Property, plant and equipment, net	396.0	424.1	453.4	486.1	498.9
Total assets	3,420.9	3,953.3	4,188.8	4,771.5	4,986.3
Long-term debt	1,097.8	1,103.8	1,525.4	1,544.2	1,698.6

(1)	We paid dividends through the third quarter of fiscal 2015. We did not declare or pay any dividends thereafter.

(2)	Working capital represents current assets less current liabilities.

(3)	(Loss) earnings from continuing operations before income taxes were impacted by the following items:

	Fiscal Year
	2019	2018	2017	2016	2015
Impairment charges	$(570.0)	$(24.4)	$(319.0)	$(6.5)	$(318.2)
Restructuring and related costs (4)	(55.6)	(39.9)	(30.3)	(38.8)	(27.0)
Harry’s combination and integration planning costs	(5.1)	—	—	—	—
Sun Care reformulation costs	(2.8)	(25.3)	—	—	—
Feminine and Infant Care evaluation costs	(2.1)	—	—	—	—
Jack Black acquisition and integration costs	(1.6)	(5.2)	—	—	—
Investor settlement expense	(0.9)	—	—	—	—
Gain on sale of Playtex gloves assets	—	15.3	—	—	—
Pension settlement expense	—	(5.4)	—	—	—
Spin costs	—	—	—	(12.0)	(142.0)
Industrial sale charges	—	—	—	(0.2)	(32.7)
Venezuela deconsolidation charge	—	—	—	—	(79.3)
Cost of early debt retirements	—	—	—	—	(59.6)
Spin restructuring charges	—	—	—	—	(28.3)
Total	$(638.1)	$(84.9)	$(349.3)	$(57.5)	$(687.1)

(4)
Includes Selling, general and administrative expense (“SG&A”) of $8.6, $1.4, and $0.3 for fiscal 2019, 2018, and 2015, respectively, and Cost of products sold of $0.6, $0.7 and $1.8 for fiscal 2019, 2017 and 2016, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors and “Forward-Looking Statements” included within this Annual Report on Form 10-K.
While we report financial results in accordance with generally accepted accounting principles (“GAAP”), this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as impairment charges, restructuring charges, Harry’s, Inc. (“Harry’s”) combination and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation charges, the Jack Black, L.L.C. (“Jack Black”) acquisition and integration costs, investor settlement expense, the disposition of the Playtex gloves assets, and the impact of the Tax Cuts and Jobs Act (the “Tax Act”). Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events which occurred during fiscal 2019, including the impairment of certain of our intangible assets and goodwill, Project Fuel restructuring and combination with Harry’s, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance.
The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our non-GAAP measures:

•
We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales exclude the impact of changes in foreign currency, acquisitions, and dispositions. This information is provided because these fluctuations can distort the underlying change in net sales either positively or negatively. For the year ended September 30, 2019, the impact of acquisitions includes net sales and segment profit activity for Jack Black through February 2019. For the year ended September 30, 2019, the impact of dispositions includes October 2017 net sales and segment profit for the Playtex gloves assets. For the year ended September 30, 2018, the impact of acquisitions includes net sales and segment profit activity for Jack Black from March through September 2018 and Bulldog net sales and segment profit for October 2017. For the year ended September 30, 2018, the impact of dispositions includes November 2016 through September 2017 net sales and segment profit for the Playtex gloves assets.

•
Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as restructuring charges, impairment charges, Harry’s combination and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, pension settlement expense, Jack Black integration costs, investor settlement expenses, the disposition of the Playtex gloves assets, the related tax effects of these items, and the impact of the Tax Act.

•
Adjusted effective tax rate is defined as the effective tax rate excluding items such restructuring charges, impairment charges, Harry’s combination and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, pension settlement expense, Jack Black integration costs, investor settlement expenses, the disposition of the Playtex gloves assets, the related tax effects of these items, and the impact of the Tax Act.

All comparisons are with the same period in the prior year, unless otherwise noted.
In preparing the fiscal 2019 Consolidated Financial Statements, we identified an error in our previously issued unaudited quarterly financial statements for the three and nine months ended June 30, 2019. The error, which related to the calculation of the goodwill impairment charges recorded, resulted in an understatement of impairment charges and net loss and an overstatement of goodwill. We assessed the materiality of the error and have concluded that the previously issued financial statements were not materially misstated. We have revised the unaudited interim financial information as of and for the three and nine-months ended June 30, 2019 to correct for the goodwill impairment error and the related deferred tax impact.

Significant Events
Acquisitions
On May 9, 2019, we announced that we have entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which we will combine with Harry’s in a cash and stock transaction that values Harry’s at $1,370 (the “Merger”). Under the terms of the Merger Agreement and based on our closing share price on May 8, 2019, approximately 79% of the total value of the transaction will be paid in cash and 21% will be paid in shares of our common stock. The Merger has been approved by the Boards of Directors of both our Company and Harry’s and is expected to close by the end of the first quarter of the 2020 calendar year, subject to the satisfaction of customary closing conditions and receipt of regulatory clearances. We intend to finance the Merger through a combination of cash on our balance sheet, net new debt and equity. Bank of America Merrill Lynch has provided committed financing in connection with the Merger. The Merger of Edgewell and Harry’s brings together complementary capabilities to create a next-generation consumer products platform with an expansive runway for accelerated topline growth and enhanced value creation. We have incurred costs associated with the transaction of Harry’s totaling $5.1 in fiscal 2019 in Selling, general, and administrative expense (“SG&A”).
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
On October 31, 2016, we completed the acquisition of Bulldog, a men’s grooming and skincare products company based in the U.K. for $34.0, net of cash acquired. The acquisition created opportunities to expand our personal care portfolio into a growing global category where we can leverage our international geographic footprint. The acquisition was financed through available foreign cash. The results of Bulldog for the post-acquisition period are included within our results for fiscal 2019, 2018, and 2017.

Goodwill and Intangible Asset Impairment
During the third quarter of fiscal 2019, we determined a triggering event had occurred as a result of a decline in our market capitalization after a decline in the Company’s share price. We performed an interim impairment analysis using financial information through June 30, 2019 and forecasts for cash flows developed using our three-year strategic plan. The interim impairment review was performed on all long-lived assets, including definite lived intangibles, goodwill, and indefinite-lived intangible assets. The results of the impairment review indicated the carrying value of the goodwill of the Wet Shave, Infant Care, and Skin Care reporting units were greater than their respective fair values, resulting in a non-cash goodwill impairment of $369.0, $37.0, and $2.0, respectively. Additionally, the carrying value of the Wet Ones and Diaper Genie trade names were greater than the fair values and resulted in non-cash impairments of the indefinite-lived intangible assets of $87.0 and $75.0, respectively. We performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of additional impairment of the reporting units, indefinite-lived intangible assets, and definite lived intangible assets.
During the third quarter of fiscal 2018, we determined a triggering event had occurred as a result of a sustained decline in our market capitalization. We performed an interim impairment analysis using financial information through June 30, 2018 and forecasts for cash flows developed using our strategic plan. The interim impairment review was performed across all reporting units and indefinite-lived intangible assets and we found the carrying value of the goodwill of our Infant Care reporting unit to be above its fair value, resulting in a non-cash goodwill impairment charge of $24.4. The impairment of the Infant Care reporting unit was caused by declining revenue and earnings forecasts and higher discount rates. Higher discount rates were the result of certain market-based assumptions and company specific risks.
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
Refer to Notes 1, 8, and 20 of our Notes to Condensed Consolidated Financial Statements for further discussion on the annual impairment test.

Project Fuel
In February 2018 we launched Project Fuel, a program designed to address all aspects of our business and cost structure. We began incurring costs related to Project Fuel in fiscal 2018 and expect that the majority of expenses will be incurred by the end of fiscal 2021. As of the end of fiscal 2019 we remain on track to reach our savings targets set for Project Fuel.
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

Sun Care Reformulation Costs
As a result of discussions with one of our suppliers during the fourth quarter of fiscal 2018, we made certain supply chain and procurement decisions, including implementing a raw material substitution due to anticipated regulatory changes related to European Union Regulation (EC) No. 1907/2006 concerning the Registration, Evaluation, Authorization, and Restriction of Chemicals, establishing a European Chemical Agency (“REACH”), that affected the supply chain of select Sun Care products. To align with our raw material selection process, we chose to make those changes in advance of the fiscal 2019 Sun Care season to minimize potential impact to our distribution channels during the peak sales period.
We incurred charges totaling $2.8 in Cost of products sold in fiscal 2019 as a result of the changes to our supply chain. Fiscal 2018 had charges totaling $25.3 to Cost of products sold primarily due to costs associated with the write-off of select sun care product inventories.

Executive Summary
Following is a summary of key results for fiscal 2019, 2018 and 2017. Net earnings and diluted earnings per share (“EPS”) for the time periods presented were impacted by restructuring charges, impairment charges, Harry’s combination and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, pension settlement expense, Jack Black integration costs, investor settlement expenses, the disposition of the Playtex gloves assets, the related tax effects of these items and the impact of the Tax Act. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are non-GAAP measures.

Fiscal 2019

•
Net sales of $2,141.0 decreased 4.2% from fiscal 2018, inclusive of a 0.8% increase due to the acquisition of Jack Black and a 1.6% decrease due to currency movements. Excluding the impact of the acquisition, the sale of the Playtex gloves assets and currency movements, organic net sales decreased 3.4% for fiscal 2019 as compared to the prior year period, as declines in Wet Shave and Feminine Care were partially offset by growth in Sun and Skin Care.

•
Net loss for fiscal 2019 was $372.2, as compared to net earnings of $103.3 in the prior year. On an adjusted basis, as illustrated in the table below, net earnings for fiscal 2019 decreased 1.5% to $188.8. The decline was primarily driven by a lower gross margin percentage, partially offset by lower advertising and sales promotion expense (“A&P”) compared to the prior year.

•
Net loss per diluted share during fiscal 2019 was $6.88 compared to $1.90 of net earnings per share in the prior year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share during fiscal 2019 were $3.48 compared to $3.52 in the prior year.

	Fiscal Year
	Net Earnings			Diluted EPS
	2019	2018	2017	2019	2018	2017
Net (Loss) Earnings and Diluted EPS - GAAP	$(372.2)	$103.3	$5.7	$(6.88)	$1.90	$0.10

Impairment charges (1)	570.0	24.4	319.0	10.54	0.73	5.55
Restructuring and related costs (2)	55.6	39.9	30.3	1.03	0.45	0.53
Harry’s combination and integration planning costs (3)	5.1	—	—	0.09	—	—
Sun Care reformulation costs (4)	2.8	25.3	—	0.05	0.46	—
Feminine and Infant Care evaluation costs (5)	2.1	—	—	0.04	—	—
Jack Black acquisition and integration costs (6)	1.6	5.2	—	0.03	0.10	—
Investor settlement expense (7)	0.9	—	—	0.02	—	—
Gain on sale of Playtex gloves	—	(15.3)	—	—	(0.28)	—
Pension settlement expense (8)	—	5.4	—	—	0.10	—
Impact of dilutive shares (9)	—	—	—	(0.01)	—	—
Income taxes (10)	(77.1)	3.4	(126.6)	(1.43)	0.06	(2.21)
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$188.8	$191.6	$228.4	$3.48	$3.52	$3.97

Weighted-average shares outstanding - Diluted				54.1	54.5	57.5

(1)
Impairment charges reflect the impact of the goodwill and intangible asset impairments recorded in fiscal 2019. Refer to Notes 1, 8, and 20 of Notes to Consolidated Financial Statements for further discussion.

(2)
Restructuring costs associated with Project Fuel includes SG&A of $8.6 and $1.4 for fiscal 2019 and 2018, respectively, associated with certain information technology enablement expenses. Includes Cost of products sold of $0.6 and $0.7 for fiscal 2019 and 2017, respectively.

(3)	Includes pre-tax SG&A of $5.1 for fiscal 2019 for costs associated with the combination with Harry’s.

(4)	Includes Cost of products sold of $2.8 and $25.3 for fiscal 2019 and 2018, respectively, associated with supply chain changes and inventory write-offs on select Sun Care products.

(5)	Includes pre-tax SG&A of $2.1 for fiscal 2019 associated with consulting costs incurred in connection with the evaluation of our Feminine Care and Infant Care segments.

(6)
Includes pre-tax SG&A of $1.6 and $3.4 for fiscal 2019 and 2018, respectively, for costs associated with the integration of the Jack Black acquisition. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for fiscal 2018.

(7)	Includes pre-tax SG&A of $0.9 for fiscal 2019 associated with a settlement with an investor.

(8)
Pension settlement expense was the result of increased lump sum benefit payments in fiscal 2018 from higher employee turnover associated with Project Fuel. The lump sum benefit payments are not expected to be recurring in nature.

(9)	GAAP EPS was calculated using basic weighted average shares outstanding due to a net loss. Adjusted diluted EPS was calculated using diluted weighted average shares outstanding.

(10)
Includes the impact of the Tax Act totaling $3.6 and $21.3 in Income tax expense for fiscal 2019 and 2018, respectively, in addition to the tax impact of the other adjustments to Net Earnings and Diluted EPS - GAAP.

Operating Results
The following table presents changes in net sales for fiscal 2019 and 2018, as compared to the corresponding prior year period, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Net sales - prior year	$2,234.4		$2,298.4
Organic	(76.9)	(3.4)%	(103.7)	(4.5)%
Impact of Playtex gloves asset sale	(1.0)	—%	(13.8)	(0.6)%
Impact of acquisitions	17.1	0.8%	20.0	0.9%
Impact of currency	(32.6)	(1.6)%	33.5	1.4%
Net sales - current year	$2,141.0	(4.2)%	$2,234.4	(2.8)%
For fiscal 2019, net sales decreased 4.2% on a reported basis. Excluding the impact of the Jack Black acquisition, the Playtex gloves asset sale and currency movements, organic net sales decreased 3.4% versus the prior year period. Organic net sales declined in North America by 5.9% while International organic net sales grew 0.4%. Lower sales in North America were driven by declines in Wet Shave primarily due to unfavorable price mix along with lower volumes and declines in Feminine Care primarily due to distribution declines. In International markets, organic sales increased in Sun and Skin Care in Europe and Mexico, while Wet Shave remained flat as growth in Asia was offset by declines in Europe and Latin America.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $966.6 in fiscal 2019, as compared to $1,032.9 in fiscal 2018. Gross margin as a percent of net sales for fiscal 2019 was 45.1%, down 110 basis points as compared to fiscal 2018. Excluding one-time charges related to Sun Care reformulation and the Project Fuel obsolescence charges in both periods, gross margin as a percent of sales was down 210 basis points compared to fiscal 2018. The decrease in gross margin percentage was primarily driven by unfavorable price and cost mix in Wet Shave and unfavorable product mix and higher input costs in Infant Care. Gross margin percentage increased in Sun and Skin Care and Feminine Care compared to the prior year.

Selling, General and Administrative Expense
SG&A was $372.0 in fiscal 2019, or 17.4% of net sales, as compared to $395.1 in the prior year period, or 17.7% of net sales. Excluding the impact of Project Fuel, Harry’s integration costs, Feminine and Infant Care evaluation costs and Jack Black integration costs, investor settlement expense in both periods, SG&A was 16.5% of net sales in fiscal 2019, compared to 17.5% in the prior year period. The improvement was primarily driven by Project Fuel related savings, partly offset by higher compensation expense and inflation.

Advertising and Sales Promotion Expense
For fiscal 2019, A&P was $250.9, down $42.4 as compared to fiscal 2018. A&P spending as a percent of net sales was 11.7% for fiscal 2019, compared with 13.1% in fiscal 2018. The decrease was driven by lower Wet Shave spend in the current year in Men’s and Women’s systems in North America. Additionally, Feminine Care A&P spend in North America declined in fiscal 2019. Lower spending as a percent of sales for the year was the result of a combination of factors, including: an effort to drive out non-productive spend, benefits from the variable element of A&P spend - primarily driven by fewer available promotional slots at retail, a planned shift in spend to trade promotions, as well as favorable comparisons to a year ago with the launch of Hydro Sense and Intuition f.a.b.

Research and Development Expense
Research and development expense (“R&D”) was down over the two-year period with spending at $53.5 in fiscal 2019, compared to $61.1 in fiscal 2018. As a percent of sales, R&D was approximately 2.5% in fiscal 2019 compared to 2.7% in fiscal 2018.
In February 2019, the Federal Drug Administration (“FDA”) proposed updated Monograph rules regarding the ingredients, doses, and formulations used in the production of over the counter products including our Sun Care products. As a result of the proposed updates, we are expecting to incur additional R&D in fiscal 2020 totaling approximately $4. These additional charges include formula studies, ingredients safety testing, registration costs, and production process changes and training. We expect to start incurring these costs in fiscal 2020 but the magnitude and timing of these costs could be impacted by any changes made to the final rule and the date of issuance by the FDA.

Interest Expense Associated with Debt
Interest expense associated with debt for fiscal 2019 was $62.6, a decrease of $5.4 as compared to fiscal 2018. The decrease was due to lower average debt outstanding.

Other Expense (Income), Net
Other expense (income), net was expense of $1.5 in fiscal 2019 compared to income of $1.4 in fiscal 2018. All periods primarily reflect the net impact of foreign currency exchange contract gains and losses and revaluation of nonfunctional currency balance sheet exposures. Additionally, Other expense (income), net was impacted by an additional $3.0 and $2.5 net loss on sale of trade accounts receivable in fiscal 2019 and 2018, respectively, associated with the uncommitted master accounts receivable purchase agreement entered into with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser on September 15, 2017.

Income Tax Provision (Benefit)
Income taxes, which include federal, state and foreign taxes, were 4.6%, 36.9% and 110.8% of Earnings (loss) before income taxes in fiscal 2019, 2018 and 2017, respectively.
The effective income tax rate for fiscal 2019 for continuing operations was 4.6% as compared to 36.9% in the prior year. The fiscal 2019 effective tax rate reflects a small tax benefit on an overall loss primarily driven by the impact of impairment charges. Excluding the impairment charges, restructuring charges, Harry’s combination and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation charges, Jack Black acquisition and integration costs, investor settlement expense, the disposition of the Playtex gloves assets, and the impact of the Tax Act, the adjusted effective tax rate for fiscal 2019 was 23.8% compared to 23.0% in the prior year.

	2019
	Reported	Adjustments	Adjusted (Non-GAAP)
(Loss) earnings before income taxes	$(390.3)	$638.1	$247.8
Income tax (benefit) provision	(18.1)	77.1	59.0
Net (loss) earnings	$(372.2)	$561.0	$188.8

Effective tax rate	4.6%		23.8%

	2018
	Reported	Adjustments	Adjusted (Non-GAAP)
Earnings before income taxes	$163.8	$84.9	$248.7
Income tax provision	60.5	(3.4)	57.1
Net earnings	$103.3	$88.3	$191.6

Effective tax rate	36.9%		23.0%

	2017
	Reported	Adjustments	Adjusted (Non-GAAP)
(Loss) earnings before income taxes	$(52.9)	$349.3	$296.4
Income tax (benefit) provision	(58.6)	126.6	68.0
Net earnings	$5.7	$222.7	$228.4

Effective tax rate	110.8%		22.9%
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
Project Fuel restructuring charges were $55.6 for fiscal 2019, bringing cumulative Project Fuel restructuring charges to $95.5. Additionally, capital expenditures for Project Fuel were $31.4 in fiscal 2019, bringing cumulative capital expenditures for Project Fuel to $33.7. Project Fuel related gross savings were approximately $122 in fiscal 2019, bringing cumulative gross savings to approximately $137.
For further information on our restructuring projects, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with impairment charges, restructuring charges, Harry’s combination and integration planning costs, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation charges, Jack Black acquisition and integration costs, investor settlement expense, the disposition of the Playtex gloves assets, and the amortization and impairment of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.

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
The following tables present changes in segment net sales and segment profit for fiscal 2019 and 2018, as compared to the corresponding prior year periods, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to (Loss) earnings before income taxes, see Note 18 of Notes to Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Net sales - prior year	$1,330.1		$1,375.3
Organic	(54.7)	(4.1)%	(73.5)	(5.3)%
Impact of currency	(25.3)	(1.9)%	28.3	2.0%
Net sales - current year	$1,250.1	(6.0)%	$1,330.1	(3.3)%
Wet Shave net sales for fiscal 2019 decreased 6.0%, inclusive of a 1.9% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $54.7, or 4.1%, primarily driven by unfavorable price mix and declining sales volumes. The decline in organic sales was driven by North America due to unfavorable price mix for Men’s and Women’s systems. Additionally, volumes declined in North America across all products. International Wet Shave was flat organically as increased volumes in Men’s and Women’s systems in Japan and increased volumes from promotions in China were offset by declines in Europe related to unfavorable price mix. International disposables had growth during the year with the introduction of the Skintimate disposable razor which offset declines in volumes of other branded products.

Segment Profit - Wet Shave
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Segment profit - prior year	$265.2		$291.8
Organic	(13.4)	(5.1)%	(33.2)	(11.4)%
Impact of currency	(5.3)	(2.0)%	6.6	2.3%
Segment profit - current year	$246.5	(7.1)%	$265.2	(9.1)%
Wet Shave segment profit for fiscal 2019 was $246.5, down $18.7 or 7.1%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $13.4, or 5.1%. The decline in segment profit is the result of lower gross margins that were impacted by unfavorable price mix in Men’s and Women’s systems, unfavorable costs including higher manufacturing spending, partially offset by an overall reduction in A&P and overhead spending.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Net sales - prior year	$449.7		$440.4
Organic	(0.1)	—%	(0.9)	(0.2)%
Impact of Playtex gloves sale	(1.0)	(0.2)%	(13.8)	(3.1)%
Impact of acquisitions	17.1	3.8%	20.0	4.5%
Impact of currency	(5.9)	(1.4)%	4.0	0.9%
Net sales - current year	$459.8	2.2%	$449.7	2.1%
Sun and Skin Care net sales for fiscal 2019 increased 2.2%, inclusive of a 3.8% increase from the Jack Black acquisition, a 0.2% decline from the sale of the Playtex gloves assets and a 1.4% decline due to currency movements. Excluding the impact of acquisitions, dispositions and currency movements, organic net sales decreased $0.1, with growth in Men’s grooming as

Bulldog and Jack Black had volume growth offset by declines in Banana Boat driven by the Sun Care reformulation project. Hawaiian Tropic grew organic sales as a result of favorable returns compared to the prior year. Volumes declined in North America driven by Sun Care, while International had growth mainly due to Bulldog in Europe.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Segment profit - prior year	$79.9		$97.8
Organic	(4.3)	(5.4)%	(16.5)	(16.9)%
Impact of Playtex gloves sale	(0.3)	(0.4)%	(1.3)	(1.3)%
Impact of acquisitions	5.3	6.6%	(0.6)	(0.6)%
Impact of currency	(0.7)	(0.8)%	0.5	0.5%
Segment profit - current year	$79.9	—%	$79.9	(18.3)%
Sun and Skin Care segment profit for fiscal 2019 was $79.9, which was flat compared to the prior year, inclusive of the impact of the acquisition of Jack Black, the sale of the Playtex gloves assets and unfavorable currency movements. Excluding the impact of acquisition, the sale of the Playtex gloves assets and currency movements, organic segment profit decreased $4.3, or 5.4%. The decrease in segment profit was driven by increased A&P in support of the Men’s grooming products and higher overhead costs, offset by improved gross margin from favorable price and cost mix. The improvement in price mix was driven by favorable returns compared to the prior year and the favorable cost mix was driven by lower spend related to Banana Boat ingredients and overheads.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Net sales - prior year	$329.5		$351.6
Organic	(20.7)	(6.3)%	(22.7)	(6.5)%
Impact of currency	(0.7)	(0.2)%	0.6	0.2%
Net sales - current year	$308.1	(6.5)%	$329.5	(6.3)%
Feminine Care net sales for fiscal 2019 decreased $21.4, or 6.5%, inclusive of a 0.2% decline due to currency movements. Excluding the impact of currency movements, organic segment net sales decreased $20.7, or 6.3%, driven by volume declines across Gentle Glide and Sport branded tampons and Stayfree pads along with unfavorable price mix due to higher trade promotion spend in support of the brands. The volume declines were primarily related to heightened competitive pressure in the category.

Segment Profit - Feminine Care
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Segment profit - prior year	$37.2		$27.0
Organic	11.5	30.9%	9.8	36.3%
Impact of currency	(0.4)	(1.1)%	0.4	1.5%
Segment profit - current year	$48.3	29.8%	$37.2	37.8%
Feminine Care segment profit for fiscal 2019 was $48.3, an increase of $11.1, or 29.8%, inclusive of currency impacts. The increase in segment profit is primarily the result of lower A&P and decreased overheads in the segment. Additionally, gross margin was positively impacted by favorable cost mix related to manufacturing efficiencies offset by unfavorable price mix, as the decline in A&P was partially reinvested in trade promotions.

All Other

Net Sales - All Other
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Net sales - prior year	$125.1		$131.1
Organic	(1.4)	(1.1)%	(6.6)	(5.0)%
Impact of currency	(0.7)	(0.6)%	0.6	0.4%
Net sales - current year	$123.0	(1.7)%	$125.1	(4.6)%
All Other net sales for fiscal 2019 decreased 1.7%, inclusive of a 0.6% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales decreased $1.4, or 1.1%, as a result of lower volumes in Diaper Genie and Bottles, and unfavorable price mix from Diaper Genie. These declines were partially offset by an increase in Cups and Mealtime related to higher sales of Paw Patrol branded products.

Segment Profit - All Other
For the Years Ended September 30,
	2019	%Chg	2018	%Chg
Segment profit - prior year	$19.5		$26.3
Organic	(6.9)	(35.4)%	(7.2)	(27.4)%
Impact of currency	(0.4)	(2.0)%	0.4	1.5%
Segment profit - current year	$12.2	(37.4)%	$19.5	(25.9)%
All Other segment profit for fiscal 2019 was $12.2, a decrease of $7.3 or 37.4%, inclusive of the impact of currency movements. Excluding the impact of currency movements, segment profit decreased $6.9, or 35.4%, primarily due to unfavorable product mix driven by greater sales of Diaper Genie pails versus refills and unfavorable higher distribution and production costs.

General Corporate and Other Expenses

	Fiscal Year
	2019	2018	2017

General corporate and other expenses	$57.3	$68.8	$76.9
Impairment charges	570.0	24.4	319.0
Restructuring and related costs	55.6	39.9	30.3
Harry’s combination and integration planning costs	5.1	—	—
Sun Care reformulation costs	2.8	25.3	—
Feminine and Infant Care evaluation costs	2.1	—	—
Jack Black acquisition and integration costs	1.6	5.2	—
Investor settlement expense	0.9	—	—
Gain on sale of Playtex gloves assets	—	(15.3)	—
Pension settlement expense	—	5.4	—
General corporate and other expenses	$695.4	$153.7	$426.2
% of net sales	32.5%	6.9%	18.5%
General Corporate and Other Expenses
For fiscal 2019, general corporate expenses were $57.3, a decrease of $11.5 as compared to fiscal 2018. Fiscal 2018 general corporate expenses decreased $8.1 when compared to fiscal 2017. The decline in general corporate expenses relates to savings from Project Fuel offset by an increase in salary and benefit costs and incentive compensation expense.

Liquidity and Capital Resources
At September 30, 2019, substantially all of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,231.4 at September 30, 2019, including $131.4 tied to variable interest rates. Our total borrowings at September 30, 2018 were $1,300.2.
As of September 30, 2019, we had outstanding borrowings of $117.0 under our unsecured revolving credit facility in the U.S. (the “Revolving Facility”) and $8.0 of outstanding letters of credit. Taking into account outstanding borrowings and outstanding letters of credit at September 30, 2019, $600.0 remains available under the Revolving Facility. We expect to refinance the Revolving Facility prior to its maturity date in June 2020. At September 30, 2018, we had outstanding borrowings of $7.0 under the Revolving Facility.
As of September 30, 2018, we had $185.0 outstanding under a term loan classified as a current liability. On February 6, 2019, we made a $185.0 prepayment to retire the term loan due April 2019 (the “Term Loan”). We funded the payment through additional borrowing on the Revolving Facility.
We had outstanding international borrowings, recorded within Notes payable, of $14.4 and $8.2 as of September 30, 2019 and September 30, 2018, respectively.
In connection with the execution of the Merger Agreement, we entered into a commitment letter with Bank of America Merrill Lynch pursuant to which Bank of America Merrill Lynch committed to provide a senior secured revolving credit facility in an aggregate principal amount of up to $425.0, a senior secured term loan A facility in an aggregate principal amount of up to $575.0 and a senior secured term loan B facility in an aggregate principal amount of up to $600.0 in order to, among other things, finance our obligations under the Merger Agreement and certain related transactions. The effectiveness of such credit facilities is subject to the occurrence of customary closing conditions, including the consummation of the transactions contemplated by the Merger Agreement.
Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. We believe our cash on hand, cash flows from operations and available borrowing under the Revolving Facility will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, and other financing requirements for at least the next 12 months.
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
In fiscal 2020, we expect our total capital expenditures to be in the range of $70 to $80 primarily related to maintenance of manufacturing facilities, new products and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2019, we contributed $7.0 to our pension and postretirement plans. The expected minimum required contribution to our pension and postretirement plans in fiscal 2020 is $10.4; however, discretionary contributions may be made.

Debt Covenants
The credit agreements governing our outstanding debt at September 30, 2019 contain certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of our credit agreements, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1, and may not remain above 3.5 to 1 for more than four consecutive quarters. In addition, under the credit agreements, the ratio of our current year earnings before interest and taxes (“EBIT”), as defined in the agreements, to total interest expense must exceed 3.0 to 1. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt is calculated in accordance with GAAP. EBIT is calculated similarly to EBITDA except that depreciation and amortization are not “added-back.” Total interest expense is calculated in accordance with GAAP. If we fail to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross defaults on our other borrowings.
As of September 30, 2019, we were in compliance with the provisions and covenants associated with these debt agreements.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2019	2018	2017
Net cash from (used by):
Operating activities	$190.6	$259.4	$313.6
Investing activities	(45.5)	(118.8)	(84.6)
Financing activities	(63.8)	(379.6)	(478.0)
Effect of exchange rate changes on cash	(6.1)	2.5	13.0
Net increase (decrease) in cash and cash equivalents	$75.2	$(236.5)	$(236.0)

Operating Activities
Cash flow from operating activities was $190.6 in fiscal 2019, as compared to $259.4 in fiscal 2018. The decline in operating cash flow in fiscal 2019 was driven by working capital changes, including; increased inventory to improve service levels and to support the Sun Care reformulation project and a decrease in accounts payable days outstanding.

Investing Activities
Cash flow used by investing activities was $45.5 in fiscal 2019 as compared to $118.8 in the prior fiscal year. The change was primarily due to the $90.2 acquisition of Jack Black in the second quarter of fiscal 2018, slightly offset by the $19.0 sale of the Playtex gloves assets in the first quarter of fiscal 2018. Capital expenditures were $58.0 during fiscal 2019 and $62.0 during the prior year.

Financing Activities
Net cash used by financing activities was $63.8 in fiscal 2019 as compared to $379.6 in fiscal 2018. The net cash used by financing activities for fiscal 2019 was driven by the payment of the $185 Term Loan in February, offset by additional net borrowings of $110 on the Revolving Facility. The prior fiscal year had net repayments on the Revolving Facility of $238 and repurchased $124.4 in shares of our common stock.

Share Repurchases
In January 2018, our Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015.We have 10.0 shares remaining under the January 2018 Board authorization to repurchase our common shares in the future. Any future share repurchases may be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2019, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Inflation
Management recognizes that inflationary pressures may have an adverse effect on our company through higher material, labor and transportation costs, asset replacement costs and related depreciation, healthcare and other costs. In general, we have been able to offset or minimize inflation effects through a variety of methods including pricing actions, cost reductions and productivity improvements. We can provide no assurance that such mitigation will be available in the future.

Seasonality
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal. This has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Within our Wet Shave segment, sales of women’s products are moderately seasonal, with increased consumer demand in the spring and summer months. See “Our business is subject to seasonal volatility” in Item 1A. Risk Factors.

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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Historically, our hedging strategy has included hedging a portion of our exposure to the British pound, thereby reducing our currency risk. We routinely monitor and evaluate this strategy based on risk, and will adjust as necessary to minimize exposure to fluctuations in exchange rates related to our U.K. operations. A weaker British pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. For fiscal 2019, net sales of our U.K. operations were 4% of our consolidated net sales. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Commitments and Contingencies
Contractual Obligations
A summary of our significant contractual obligations at September 30, 2019 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$1,217.0	117.0	1,100.0	—	—
Interest on long-term debt	130.7	55.5	75.2	—	—
Notes payable	14.4	14.4	—	—	—
Minimum pension funding (1)	41.3	10.4	15.0	15.9	—
Operating leases	54.5	13.6	17.9	10.5	12.5
Purchase obligations and other (2) (3)	80.3	47.3	16.7	12.0	4.3
Total	$1,538.2	$258.2	$1,224.8	$38.4	$16.8

(1)
Globally, our total pension and post retirement contributions in the next 12 months are estimated to be approximately $10.4. U.S. pension plans constitute 70% of the plan assets for our pension plans. The estimates beyond fiscal 2019 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal 2023 are not currently determinable.

(2)	Included in the table above are approximately $41.6 of fixed costs related to third-party logistics contracts.

(3)	Included in the table above are approximately $10.4 of deferred compensation payments to retirees.
Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms and are non-routine in nature. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2019, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these arrangements have been excluded from the table above.

Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, foreign and local laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Accrued environmental costs at September 30, 2019 were $10.9. It is difficult to quantify with certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Critical Accounting Policies
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Specific areas, among others, requiring the application of management’s estimates and judgment include assumptions pertaining to accruals for consumer and trade-promotion programs, pension and postretirement benefit costs, share-based compensation, future cash flows associated with impairment testing of goodwill and other long-lived assets, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, we evaluate our estimates, but actual results could differ materially from those estimates.
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

Revenue Recognition
We derive revenue from the sale of our products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of goods to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products. Reserves are established and recorded in cases where the right of return does exist for a particular sale.
We assess the contractual obligations in customers’ purchase orders and identify performance obligations related to the transferred goods (or a bundle of goods) that are distinct. To identify the performance obligations, we consider all the goods promised, whether explicitly stated or implied based on customary business practices. Our purchase orders are short term in nature, lasting less than one year and contain a single delivery element. For a purchase order that has more than one performance obligation, we allocate the total consideration to each distinct performance obligation on a relative stand-alone selling price basis. We do not exclude variable consideration in determining the remaining value of performance obligations.
We record sales at the time that control of goods pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by us; and (5) collectability is reasonably assured. Simultaneously with the sale, we reduce sales and cost of sales and reserve amounts on the Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. We estimate the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates, and inventory positions at key retailers. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns.
This allows us to manage shipment activity to our customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2019 Sun Care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $2.9 and our reported operating income by $2.7. At September 30, 2019 and 2018, our reserve on the Consolidated Balance Sheet for returns was $60.4 and $58.6, respectively.
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

Pension Plans and Other Postretirement Benefits
The determination of our obligation and expense for pension and other postretirement benefits is dependent on certain assumptions developed by us and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, the expected long-term rate of return on plan assets, and future salary increases, where applicable. Actual results that differ from assumptions made are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension and other postretirement obligations. In determining the discount rate, we use the yield on high-quality bonds that coincide with the cash flows of our plans’ estimated payouts. For the U.S. plans, which represent our most significant obligations, we consider the Mercer yield curve in determining the discount rates.
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
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2019, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $4.8. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher, respectively, pension obligations. A one percentage point decrease in the discount rate would increase pension obligations by approximately $90.4 at September 30, 2019.
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

Share-Based Compensation
We grant restricted stock equivalents (“RSE”) awards, which generally vest over two to four years. A portion of the RSE awards granted may provide for the issuance of common stock to certain managerial staff and executive management if specified performance targets are achieved. The fair value of each grant issued is estimated on the date of grant based on the current market price of the shares. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management’s assessment of the probability that performance goals will be achieved. If such goals are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level. If it is determined that the performance goals will be exceeded, additional compensation expense is recognized.
Non-qualified stock option awards (“share options”) are granted at the market price on the grant date and generally vest ratably over three years. We calculate the fair value of total share-based compensation for share options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements, including the expected term, expected stock price volatility, risk-free interest rate and expected dividends. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, or there is a change in the number of awards expected to forfeit prior to vesting.

Valuation of Long-Lived Assets
We periodically evaluate our long-lived assets, including property, plant and equipment, goodwill and intangible assets, for potential impairment indicators. Judgments regarding the existence of impairment indicators, including lower than expected cash flows from acquired businesses, are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. We estimate fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital and discount rates, which would affect the impairment calculation. See the discussion on “Acquisitions, Goodwill and Intangible Assets” included later in this section for further information, including information on the non-cash impairment charges taken during fiscal 2019, 2018 and 2017.

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
During the third quarter of fiscal 2019, we determined a triggering event had occurred as a result of a decline in the price of our common stock. We performed an interim test of impairment of the goodwill on each of our reporting units - Wet Shave, Sun Care, Skin Care, Feminine Care, Infant Care and All Other. As part of the interim goodwill impairment test, we estimated the fair value of each reporting unit using both market and income approaches of valuation. The income approach utilizes the discounted cash flow method and incorporates significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. The projections for future cash flows are generated using our company’s strategic plan to determine a five-year period of forecasted cash flows and operating data. The market approach uses the guideline public company method to calculate the value of each reporting unit based on the operating data of similar assets from competing publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The multiples are adjusted given the specific characteristics of the reporting unit including its position in the market relative to the guideline companies and applied to the reporting unit’s operating data to arrive at an indication of value. The income and market approaches are weighted based on circumstances specific to each reporting unit and combined are used to calculate fair value. We performed an assessment in the fourth quarter of fiscal 2019 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of impairment of the reporting units.

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
The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, and operating margins, which are based upon our strategic plan. The assumptions used for the interim and annual goodwill impairment test for fiscal year 2019 include terminal growth rates ranging from 0.25% to 2.00% and a weighted average cost of capital ranging from 9.6% to 11.9%. The fair value of our Feminine Care reporting unit was less than 110% of the carrying amount. The carrying value as of September 30, 2019 of the goodwill associated with our Feminine Care reporting unit was $207.0.
During the third quarter of fiscal 2019, the carrying values of the goodwill of our Wet Shave, Infant Care, and Skin Care reporting units were greater than their fair values, resulting in a non-cash goodwill impairment charges of $369.0, $37.0, and $2.0, respectively. The goodwill associated with the Wet Shave, Infant Care, and Skin Care reporting units as of September 30, 2019 was $591.3, $2.4, and $102.8, respectively. Our annual impairment testing date is July 1, 2019, and as the valuation of the goodwill of the reporting units was determined at the interim test date of June 30, 2019, there was no indication of impairment of the goodwill of the reporting units for our annual test. We performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of impairment of the indefinite-lived intangible assets.
We evaluate the fair value of indefinite-lived intangible assets annually in conjunction with the goodwill impairment test. Our assessment of intangible assets that have an indefinite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment.
During the third quarter of fiscal 2019, we completed an interim impairment test of our indefinite-lived intangible assets, which consist of trademarks and brand names used across our segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. We estimated royalty rates based on operating profits of the brand. Our annual impairment testing date is July 1, 2019, and as the valuations of the indefinite-lived intangible assets were determined at the interim test date of June 30, 2019, there was no indication of impairment of indefinite-lived intangible assets for our annual test.
We performed an assessment in the fourth quarter of fiscal 2019 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of impairment of the indefinite-lived intangible assets.
Future changes in the judgments, assumptions and estimates that are used in our impairment testing, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The assumptions used for the interim and annual valuation for indefinite-lived intangible assets for fiscal year 2019 include terminal growth rates ranging from 0.25% to 2.00% and a weighted average cost of capital ranging from 8.15% to 12.9%.
During fiscal 2019, we completed our interim impairment testing and found the carrying values of our Wet Ones and Diaper Genie brand names to be above fair value, resulting in a non-cash asset impairment charge of $87.0 and $75.0, respectively. The carrying value of the Wet Ones and Diaper Genie trade names were $86.6 and $69.0, respectively, as of September 30, 2019.
In addition to the impairments noted above, the interim impairment analysis performed in fiscal 2019 indicated that the Feminine Care reporting unit had a fair value that was less than 110% of the carrying amount. The carrying amount of the goodwill of the Feminine Care reporting unit as September 30, 2019 was $207.0. The table below presents, based on the impairment test performed in fiscal 2019, the change in value of the Feminine Care reporting unit given adjustments to the key assumptions. For the analysis, we increased the discount rate by 25 basis points and reduced the long-term revenue growth rate by 25 basis points and then recalculated the fair value in comparison to the carrying amount.

	Discount rate increased by 25 bps	Long-term growth rate decreased by 25 bps
Feminine Care reporting unit
Change in fair value	$(6)	$(5)
Percentage by which fair value exceeds carrying amount	2.0%	2.4%

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

Currency Rate Exposure
A significant share of our sales is tied to currencies other than the U.S. dollar, our reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which we are exposed include the euro, the Japanese yen, the British pound, the Canadian dollar and the Australian dollar.
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

Derivatives Designated as Cash Flow Hedging Relationships
At September 30, 2019, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax gain of $1.7 and an unrealized pre-tax gain of $3.9 at September 30, 2019 and 2018, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss (“AOCI”). Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2019 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2019 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2020. There were 61 open foreign currency contracts at September 30, 2019 with a notional value of approximately $126.8.
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
We enter into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to mitigate these balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure, thus they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in a loss of $1.2 and a gain of $1.7 for fiscal 2019 and 2018, respectively, which were recorded in Other expense (income), net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2019, with a notional amount of approximately $39.0.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2019, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of September 30, 2019, our outstanding debt included $117.0 variable-rate debt on our revolving credit facility in the U.S and $14.4 related to our international, variable-rate note payable. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $1.3.
The remaining outstanding debt as of September 30, 2019 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Item 8. Financial Statements and Supplementary Data.

Responsibility for Financial Statements
The preparation and integrity of the financial statements of Edgewell Personal Care Company (the “Company”) are the responsibility of its management. These statements have been prepared in conformance with generally accepted accounting principles in the United States of America, and in the opinion of management, fairly present the Company’s financial position, results of operations and cash flows.
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

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles for external purposes. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2019 was effective. The Company’s internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Edgewell Personal Care Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of earnings and comprehensive (loss) income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2019 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangible Assets Impairment Assessments - Wet Ones and Diaper Genie Trade Names

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset balance as of September 30, 2019 was $664.3 million, which includes the Wet Ones and Diaper Genie trade names. During the year ended September 30, 2019, management impaired the indefinite-lived trade names associated with Wet Ones and Diaper Genie for $87.0 million and $75.0 million, respectively, reducing the related indefinite-lived trade name balances to $86.6 million and $69.0 million, respectively, as of September 30, 2019. Management evaluates indefinite-lived intangible assets annually for impairment in the fourth fiscal quarter, or when indicators of a potential impairment are present. The impairment assessment compares the carrying values of the indefinite-lived intangible assets to the estimated fair values. The estimated fair values of the Wet Ones and Diaper Genie trade names were determined using the multi-period excess earnings method which requires significant assumptions, including estimates regarding future revenue and operating margin growth and discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessments for the Wet Ones and Diaper Genie trade names is a critical audit matter are there was significant judgment by management when developing the fair value of the trade names. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing our procedures and evaluating audit evidence related to assessing management’s multi-period excess earnings method and significant assumptions, including future revenue growth, operating margin, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the determination of the fair value. These procedures also included, among others, testing management’s process for developing the fair value estimates of the indefinite-lived intangible assets; evaluating the appropriateness of the multi-period excess earnings method; testing the completeness, accuracy, and relevance of underlying data used; and evaluating the significant assumptions used by management, including future revenue growth, operating margin, and discount rates. Evaluating management’s assumptions related to future revenue growth, operating margin and discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of the products supported by the trade names, (ii) relevant industry forecasts and macroeconomic conditions, (iii) management’s historical forecasting accuracy, (iv) consistency with evidence obtained in other areas of the audit, and (v) management’s objectives and strategies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s multi-period excess earnings method and certain significant assumptions, including the discount rates.

Goodwill Impairment Assessments - Wet Shave, Infant Care, Feminine Care and Skin Care Reporting Units

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance as of September 30, 2019 was $1,032.8 million, for which a significant portion of goodwill is associated with the reporting units of Wet Shave, Infant Care, Feminine Care and Skin Care. During the year ended September 30, 2019, management recorded non-cash impairment charges on the goodwill of the Wet Shave, Infant Care and Skin Care reporting units totaling $369.0 million, $37.0 million and $2.0 million, respectively, reducing the related goodwill balances to $591.3 million, $2.4 million and $102.8 million, respectively, as of September 30, 2019. The goodwill balance of the Feminine Care reporting unit as of September 30, 2019 was $207.0 million. Management evaluates goodwill annually for impairment in the fourth fiscal quarter, or when indicators of a potential impairment are present. The impairment assessment compares the carrying values of the reporting units to the estimated fair values. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered, and weighted equally in the valuation unless appropriate market comparables are not available for a reporting unit. The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth and operating margins, which are based upon management’s strategic plan.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Wet Shave, Infant Care, Feminine Care and Skin Care reporting units is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing our procedures and evaluating audit evidence relating to assessing management’s market and income approaches and significant assumptions, including market multiples, revenue growth, operating margins, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the determination of the fair value. These procedures also included, among others, testing management’s process for developing the fair value estimates of the reporting units; evaluating the appropriateness of the valuation methods; testing the completeness, accuracy, and relevance of underlying data used; and evaluating the significant assumptions used by management, including market multiples, revenue growth, operating margins, and discount rates. Evaluating management’s assumptions related to market multiples, revenue growth, operating margins , and discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of the reporting units, (ii) relevant industry forecasts and macroeconomic conditions, (iii) management’s historical forecasting accuracy, (iv) consistency with evidence obtained in other areas of the audit, and (v) management’s objectives and strategies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s market and income approaches and certain significant assumptions, including the market multiples and discount rates.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 26, 2019

We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
(in millions, except per share data)

	Fiscal Year
	2019	2018	2017
Net sales	$2,141.0	$2,234.4	$2,298.4
Cost of products sold	1,174.4	1,201.5	1,172.5
Gross profit	966.6	1,032.9	1,125.9

Selling, general and administrative expense	372.0	395.1	392.5
Advertising and sales promotion expense	250.9	293.3	318.3
Research and development expense	53.5	61.1	67.6
Impairment charges	570.0	24.4	319.0
Restructuring charges	46.4	38.5	29.6
Gain on sale of Playtex gloves	—	(15.3)	—
Pension settlement expense	—	5.4	—
Interest expense associated with debt	62.6	68.0	69.2
Other expense (income), net	1.5	(1.4)	(17.4)
(Loss) earnings before income taxes	(390.3)	163.8	(52.9)
Income tax (benefit) provision	(18.1)	60.5	(58.6)
Net (loss) earnings	$(372.2)	$103.3	$5.7

Basic (loss) earnings per share (Note 7):
Net (loss) earnings	(6.88)	1.90	0.10

Diluted (loss) earnings per share (Note 7):
Net (loss) earnings	(6.88)	1.90	0.10

Statements of Comprehensive (Loss) Income:
Net (loss) earnings	$(372.2)	$103.3	$5.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(36.7)	(11.6)	39.1
Pension and postretirement activity, net of tax of ($19.4) in 2019, ($3.0) in 2018, and $12.7 in 2017	(49.5)	(9.0)	25.0
Deferred (loss) gain on hedging activity, net of tax of ($0.7) in 2019, ($1.7) in 2018, and $1.0 in 2017	(1.4)	3.7	1.7
Total other comprehensive (loss) income, net of tax	(87.6)	(16.9)	65.8
Total comprehensive (loss) income	$(459.8)	$86.4	$71.5

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2019	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$341.6	$266.4
Trade receivables, less allowance for doubtful accounts of $5.6 and $6.0	205.6	226.5
Inventories	357.2	329.5
Other current assets	140.0	128.8
Total current assets	1,044.4	951.2
Property, plant and equipment, net	396.0	424.1
Goodwill	1,032.8	1,450.8
Other intangible assets, net	912.9	1,099.0
Other assets	34.8	28.2
Total assets	$3,420.9	$3,953.3

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$117.0	$184.9
Notes payable	14.4	8.2
Accounts payable	222.8	238.4
Other current liabilities	305.4	285.5
Total current liabilities	659.6	717.0
Long-term debt	1,097.8	1,103.8
Deferred income tax liabilities	101.1	176.1
Other liabilities	258.9	211.8
Total liabilities	2,117.4	2,208.7
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 and 65,251,989 issued; 54,206,746 and 54,040,386 outstanding	0.7	0.7
Additional paid-in capital	1,627.7	1,628.3
Retained earnings	714.8	1,083.1
Common shares in treasury at cost, 11,045,243 and 11,211,603	(803.8)	(819.2)
Accumulated other comprehensive loss	(235.9)	(148.3)
Total shareholders’ equity	1,303.5	1,744.6
Total liabilities and shareholders’ equity	$3,420.9	$3,953.3

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2019	2018	2017
Cash Flow from Operating Activities
Net (loss) earnings	$(372.2)	$103.3	$5.7
Adjustments to reconcile net (loss) earnings to net cash flow from operations:
Non-cash restructuring costs	—	1.8	6.8
Non-cash sun care reformulation costs	—	25.3	—
Depreciation and amortization	93.8	97.6	94.4
Impairment charge	570.0	24.4	319.0
(Gain) loss on sale of assets	1.5	(10.9)	3.8
Deferred income taxes	(59.6)	2.3	(87.4)
Share-based compensation expense	17.8	17.0	22.2
Other, net	(5.7)	19.5	(19.7)
Deferred compensation payments	(7.5)	(16.7)	(27.9)
Changes in current assets and liabilities used in operations, net of effects of business acquisitions:
Accounts receivable, net	(1.9)	(10.7)	41.4
Inventories	(35.0)	(12.3)	(15.5)
Other current assets	(14.7)	(2.0)	22.6
Accounts payable	(15.1)	11.5	23.7
Other current liabilities	19.2	9.3	(75.5)
Net cash from operating activities	190.6	259.4	313.6
Cash Flow from Investing Activities
Capital expenditures	(58.0)	(62.0)	(69.0)
Collection of deferred purchase price from accounts receivable sold	9.7	9.7	—
Acquisitions, net of cash acquired	—	(90.2)	(34.0)
Proceeds from sale of assets	4.1	4.7	18.4
Playtex glove sale	—	19.0	—
Other, net	(1.3)	—	—
Net cash used by investing activities	(45.5)	(118.8)	(84.6)
Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	434.0	550.0	271.0
Cash payments on debt with original maturities greater than 90 days	(324.0)	(788.0)	(568.0)
Term Loan repayment	(185.0)	—	—
Net increase (decrease) increase in debt with original maturities of 90 days or less	5.8	(9.7)	2.0
Employee shares withheld for taxes	(3.0)	(3.1)	(17.4)
Common shares purchased	—	(124.4)	(165.4)
Net financing inflow (outflow) from the Accounts Receivable Facility	8.4	(4.4)	—
Other, net	—	—	(0.2)
Net cash used by financing activities	(63.8)	(379.6)	(478.0)
Effect of exchange rate changes on cash	(6.1)	2.5	13.0
Net increase (decrease) in cash and cash equivalents	75.2	(236.5)	(236.0)
Cash and cash equivalents, beginning of period	266.4	502.9	738.9
Cash and cash equivalents, end of period	$341.6	$266.4	$502.9

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$60.6	$66.6	$66.4
Cash paid for income taxes, net	58.0	22.0	14.4
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 1, 2016	65.2	$0.7	(7.3)	$(563.0)	$1,642.5	$946.0	$(197.2)	$1,829.0
Net earnings	—	—	—	—	—	5.7	—	5.7
Foreign currency translation adjustments	—	—	—	—	—	—	39.1	39.1
Pension and postretirement activity	—	—	—	—	—	—	25.0	25.0
Deferred loss on hedging activity	—	—	—	—	—	—	1.7	1.7
Repurchase of shares	—	—	(2.2)	(165.4)	—	—	—	(165.4)
Activity under share plans	—	—	0.3	24.5	(19.1)	1.2	—	6.6
Balance at September 30, 2017	65.2	$0.7	(9.2)	$(703.9)	$1,623.4	$952.9	$(131.4)	$1,741.7
Net earnings	—	—	—	—	—	103.3	—	103.3
Foreign currency translation adjustments	—	—	—	—	—	—	(11.6)	(11.6)
Pension and postretirement activity	—	—	—	—	—	—	(9.0)	(9.0)
Deferred gain on hedging activity	—	—	—	—	—	—	3.7	3.7
Impact of ASU 2018-02	—	—	—	—	—	17.2	—	17.2
Repurchase of shares	—	—	(2.1)	(124.4)	—	—	—	(124.4)
Activity under share plans	—	—	0.1	9.1	4.9	9.7	—	23.7
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net loss	—	—	—	—	—	(372.2)	—	(372.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(36.7)	(36.7)
Pension and postretirement activity	—	—	—	—	—	—	(49.5)	(49.5)
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Deferred gain on hedging activity	—	—	—	—	—	—	(1.4)	(1.4)
Activity under share plans	—	—	0.2	15.4	(0.6)	—	—	14.8
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, “Edgewell” or the “Company”), is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, feminine care and infant care categories. Edgewell has a portfolio of over 25 brands and a global footprint in more than 50 countries.
The Company conducts its business in the following four segments:

•
Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Shave Guard® and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.

•
Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products and Jack Black® and Bulldog® men’s skin care products, as well as Wet Ones® wipes and Playtex® household gloves until the sale of the gloves assets in October 2017.

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
In preparing the fiscal 2019 Consolidated Financial Statements, the Company identified an error in its previously issued unaudited quarterly financial statements for the three and nine months ended June 30, 2019. The error related to the calculation of the goodwill impairment charges recorded during the third quarter resulting in an understatement of impairment charges and net loss and an overstatement of goodwill. Refer to Note 20 - Quarterly Financial Information (Unaudited) for additional information regarding the correction of the third quarter unaudited financial results.
Acquisition of Jack Black. On March 1, 2018, the Company completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a luxury men’s skincare products company based in the United States. The results of Jack Black for the post-acquisition period are included within the Company’s results since the acquisition date for the fiscal year ended September 30, 2019 and 2018. For more information on the acquisition, see Note 4 of Notes to Condensed Consolidated Financial Statements.
Acquisition of Bulldog Skincare. On October 31, 2016, the Company completed the acquisition of Bulldog Skincare Holdings Limited (“Bulldog”), a men’s grooming and skincare products company based in the United Kingdom (“U.K.”). The results of Bulldog for the post-acquisition period are included within the Company’s results for the fiscal year ended September 30, 2019, 2018, and 2017. For more information on the acquisition, see Note 4 of Notes to Consolidated Financial Statements.

Note 2 - Summary of Significant Accounting Policies

Foreign Currency Translation
Financial statements of foreign operations where the local currency is the functional currency are translated using end-of-period exchange rates for assets and liabilities, and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component within accumulated other comprehensive income in the shareholders’ equity section of the Consolidated Balance Sheets, except as noted below.
Gains and losses resulting from foreign currency transactions are included in Net (loss) earnings. Foreign currency losses of $3.9 and $3.7 during fiscal 2019 and 2018, respectively, and foreign currency gains of $5.4 during fiscal 2017 were included within Other expense (income), net. The Company uses foreign exchange (“FX”) instruments to reduce the risk of FX transactions as described below and in Note 16 of Notes to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2019.
At September 30, 2019, the Company had $131.4 of variable rate debt outstanding. The Company has, in the past, used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2019, the Company did not have any interest rate swap agreements outstanding.
For further discussion, see Note 11 and Note 16 of Notes to Consolidated Financial Statements.

Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2019, the Company had $341.6 in available cash and cash equivalents, substantially all of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company’s subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

Accounts Receivable
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in Selling, general and administrative expense (“SG&A”). The Company began an accounts receivable factoring program in September 2017. For further discussion, see Note 10 of Notes to Consolidated Financial Statements.

Inventories
Inventories are valued at the lower of cost or net realizable value, with cost generally being determined using average cost or the first-in, first-out (“FIFO”) method.

Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows. Amortization expense was $4.3, $5.3, and $6.0 in fiscal 2019, 2018 and 2017, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net (“PP&E”) is stated at historical cost. PP&E acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in Net (loss) earnings. Depreciation is generally provided on the straight-line basis by charges to earnings at rates based on estimated useful lives. Estimated useful lives range from two to 25 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $69.9, $74.3, and $74.1 in fiscal 2019, 2018 and 2017, respectively. Fiscal 2019 and 2017 depreciation expense includes accelerated depreciation charges of $1.9 and $1.8, respectively, related to restructuring expenses. See Note 5 of Notes to Consolidated Financial Statements for further information on restructuring.
Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment as part of the Company’s annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. The estimated fair value of each reporting unit (Wet Shave, Sun Care, Skin Care, Feminine Care, Infant Care and All Other) is estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered, and weighted equally in the valuation unless appropriate market comparables are not available for a reporting unit.
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
The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, and operating margins, which are based upon the Company’s strategic plan.
The Company evaluates indefinite-lived intangible assets, which consist of trademarks and brand names used across the Company’s segments, for impairment on an annual basis. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. The Company estimated royalty rates based on operating profits of the brand.

Intangible assets with finite lives, and a remaining weighted-average life of approximately eight years, are amortized on a straight-line basis over expected lives of five to 20 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.
Refer to Note 8 of the Notes to Consolidated Financial Statements for further discussion.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, other than goodwill and other intangible assets for impairment, when events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analysis to determine if impairment exists for an asset or asset group. If impairment is determined to exist, any related impairment loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

Revenue Recognition
The Company’s revenue is from the sale of its products. Revenue is recognized upon the fulfillment of the performance obligations in the purchase order. The terms of these sales vary but, in all instances, the following conditions are met: the sales arrangement is evidenced by purchase orders submitted by customers; the selling price is fixed or determinable; title to the product has transferred; there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and collectability is reasonably assured. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. The Company’s standard sales terms are final and returns or exchanges are not permitted unless a special exception is made. Reserves are established and recorded in cases where the right of return does exist for a particular sale. Refer to Note 3 of the Notes to the Consolidated Financial Statements for further discussion.

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statement of Earnings includes advertising costs of $137.9, $171.3 and $197.4, for fiscal 2019, 2018 and 2017, respectively.

Share-Based Payments
The Company grants restricted share equivalent (“RSE”) awards, which generally vest over two to four years. The estimated fair value of each grant issued is estimated on the date of grant based on the current market price of the shares. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur. A portion of the RSE awards granted provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management’s assessment of the probability that performance targets will be achieved. If such targets are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level in the period the determination is made. If it is determined that the performance targets will be exceeded, additional compensation expense is recognized.
Non-qualified stock option awards (“share options”) are granted at the market price on the grant date and generally vest ratably over three years. The Company calculates the fair value of total share-based compensation for share options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Consolidated Financial Statements, including the expected term, expected share price volatility, risk-free interest rate and expected dividends. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur.

Income Taxes
The Company’s annual effective income tax rate is determined based on its income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Consolidated Statement of Earnings. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in its tax return but has not yet been recognized in its financial statements or assets recorded at estimated fair value in business combinations for which there was no corresponding tax basis adjustment.
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

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which provides a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. During 2016, the FASB issued three ASUs clarifying the revenue recognition implementation guidance on various topics included within the original ASU. The Company adopted the ASU for revenue recognition beginning October 1, 2018 using the modified retrospective method. Revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when the performance obligations within the contract have been completed. As a result, the adoption of the ASU did not have a material impact on the timing of revenue recognition. The adoption resulted in the recognition of a $5.3 inventory return asset included in Other current assets on the Condensed Consolidated Balance Sheet as of October 1, 2018 with an offsetting increase to the returns reserve in Other current liabilities. The adoption resulted in the recognition of a $1.3 liability for advanced payments from customers in Other current liabilities with a corresponding increase to Trade receivables to reclassify advanced payments from customers from contra-Trade receivables as of October 1, 2018. Refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements for further discussion.
In August 2016, the FASB issued ASU 2016-15 intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including debt prepayment or debt extinguishment costs, the sale of accounts receivable, contingent consideration payments on business combinations, proceeds from the settlement of insurance claims, and distributions received from equity method investees, among others. The Company adopted the ASU beginning October 1, 2018. The Company noted that the adoption of the ASU resulted in the reclassification of approximately $9.7 in operating cash inflows for each of the fiscal years ended September 30, 2019 and 2018, associated with the $150 uncommitted master accounts receivable purchase agreement entered into on September 15, 2017 with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”) to investing cash inflows in the Consolidated Statement of Cash Flows.
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
In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business, reducing the number of transactions that need to be further evaluated, and providing a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments set forth in the ASU specify that when the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similarly identifiable assets, the integrated set of assets and activities is not a business. The guidance also requires that an integrated set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business and removes the evaluation of whether a market participant could replace the missing elements. The Company adopted the ASU beginning October 1, 2018. The impact of the ASU will be dependent upon the nature of any future acquisitions or dispositions made by the Company.
In March 2017, the FASB issued ASU 2017-07 intended to improve the presentation of net periodic pension and post-retirement benefit cost. The amendment changes these requirements so that only the service cost component is recorded in the same line item as other compensation costs for the applicable employees, and all other components of net periodic pension and post-retirement benefit cost are recorded on a separate line item outside of income from operations. The amendments also specify that only the service cost component is eligible for capitalization. The Company adopted the ASU as of October 1, 2018, applied the ASU retrospectively for the presentation of the cost components, and applied the ASU prospectively for the capitalization of the service cost component. The adoption impacted the Consolidated Statement of Operations for fiscal 2018 and resulted in a reclassification that increased Cost of products sold, SG&A, and increased Other income, net by $3.9, $2.9, and $6.8, respectively. The adoption impacted the Consolidated Statement of Operations for fiscal 2017 and resulted in a reclassification that increased Cost of products sold, SG&A, and increased Other income, net by $4.7, $2.5, and $7.2, respectively.
In May 2017, the FASB issued ASU 2017-09 that clarifies the scope of accounting for modifications of share-based payment awards. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the ASU beginning October 1, 2018 and noted that the impact on its financial statements was not material.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. The Company will adopt the standard October 1, 2019, using the Effective Date Method of adoption. The Company is currently in the process of finalizing its incremental borrowing rates used in determining the present value of its lease obligations as of the effective date. The Company expects the impact of adoption will result in offsetting increases to leased assets and liabilities. The impact to the Consolidated Statement of Earnings and Consolidated Statement Cash Flows is not expected to be material.
In August 2017, the FASB issued ASU 2017-12 that eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard will be effective beginning October 1, 2019. The Company determined the impact from adoption of this new accounting pronouncement would not be material to its financial statements.
In June 2018, the FASB issued ASU 2018-07 which simplifies the treatment of share-based payment transactions used in acquiring goods and services from non-employees. The amendments note that measurement of share-based payments used to acquire goods or services should be valued at the grant-date fair value. The grant date is defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the award. Finally, any awards containing a performance condition should be valued considering the probability of satisfying the necessary performance conditions consistent with employee share-based awards. The update will be effective for the Company beginning October 1, 2019, with early adoption permitted. The Company determined the impact from adopting this guidance will have not have a material impact to its financial statements.
In June 2016, the FASB issued ASU 2016-13 intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact the guidance will have on its financial statements. The impact of the new guidance is not expected to be material, and will be dependent on the credit quality of the trade receivables outstanding at the date of adoption. The Company evaluates the credit-worthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance is not expected to differ materially.
In August 2018, the FASB issued ASU 2018-13 adjusting the disclosure requirements for fair value measurements. The guidance updates the disclosure requirements regarding leveling of fair value assets and the valuation of Level 3 fair value measurements. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact the guidance will have on its financial statements.
In August 2018, the FASB issued ASU 2018-14 which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The new standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance but does not expect it to result in a material change to the financial statements.
In August 2018, the FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense.  The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The guidance is effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in process of evaluating the impact of this guidance.

Note 3 - Revenue Recognition
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
Other impacts related to the adoption of the standard were not material to the Consolidated Financial Statements. Refer to Note 18 in the Notes to the Condensed Consolidated Financial Statements for the Company’s disaggregation of revenue by operating segments and products.
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

Significant Judgments

The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (5) collectability is reasonably assured. Simultaneously with the sale, the Company reduces sales and cost of sales and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, the Company allows customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates, and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $60.4 and $58.6 at September 30, 2019 and September 30, 2018, respectively. The adoption of ASU 2014-09 required changes in the presentation of returns on the Condensed Consolidated Balance Sheet, namely that a return asset should be recognized for returns expected to be resold, measured at the carrying amount of goods at the time of sale, less the expected costs to recover the goods and any expected reduction in value. The Company had an inventory return asset of $5.3 as of the adoption date. The Company recorded an inventory return asset of $4.9 as of September 30, 2019. The recognition of an inventory return asset resulted in a corresponding increase to the reserve for returns as of September 30, 2019. The inventory return asset and the reserve for returns are included in Other current assets and Other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.
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

Contract Balances
The timing of revenue recognition is based on completion of performance obligations through the transfer of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities as of the adoption date were $1.3. Contract liabilities were $1.7 at September 30, 2019 and were classified within Other current liabilities on our Consolidated Balance Sheets. Of the amount deferred, substantially all will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Accounts receivable are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, and other currently available information.

Note 4 - Business Combinations and Divestitures
Harry’s, Inc.
On May 9, 2019, the Company announced that it had entered into a definitive agreement pursuant to which a wholly-owned subsidiary of the Company will merge with and into Harry’s, Inc. (“Harry’s”) in a cash and stock transaction that values Harry’s at $1,370 (the “Merger”). The Company incurred costs associated with the combination with Harry’s totaling $5.1 for the year ended September 30, 2019, which were included in SG&A on the Consolidated Statement of Earnings.

Jack Black, L.L.C.
The Company recognized the assets and liabilities of Jack Black based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company completed the final fair value determination during the fourth quarter of fiscal 2018.
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

The Company noted the revenues and net earnings of Jack Black from the beginning of the period through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2018. Acquisition and integration costs related to Jack Black totaling $1.6 for the year ended September 30, 2019, were included in SG&A on the Consolidated Statement of Earnings. Acquisition and integration costs related to Jack Black totaling $3.4 for the year ended September 30, 2018, were included in SG&A in the Consolidated Statement of Earnings. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for the year ended September 30, 2018.

Sale of Playtex Gloves Assets
On October 3, 2017, the Company entered into an agreement to sell its Playtex gloves assets to a household products company (the “Acquirer”) for $19.0. The sale was completed on October 26, 2017. Total assets sold were approximately $3.7 resulting in a pre-tax gain on sale of $15.3 in fiscal 2018.

Bulldog Skincare Holdings Limited
On October 31, 2016, the Company completed the acquisition of Bulldog, a men’s grooming and skincare products company based in the U.K., for $34.0, net of cash acquired. The revenues and net earnings of Bulldog from the beginning of fiscal 2017 through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2017.

Note 5 - Restructuring Charges
Project Fuel
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2019 and 2018 would have been as follows:

	Fiscal 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$12.3	$2.2	$1.2	$0.5	$7.3	$23.5
Asset impairment and accelerated depreciation	3.1	—	—	—	1.1	4.2
Consulting, project implementation and management and other exit costs	4.8	—	—	—	23.1	27.9
Total Restructuring	$20.2	$2.2	$1.2	$0.5	$31.5	$55.6

	Fiscal 2018
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$3.1	$0.9	$1.1	$6.9	$12.1
Accelerated depreciation	1.8	—	—	—	1.8
Consulting, project implementation and management and other exit costs	2.3	0.2	—	23.5	26.0
Total Restructuring	$7.2	$1.1	$1.1	$30.4	$39.9

Consulting, project implementation and management and other exit costs include pre-tax SG&A of $8.6 and $1.4 for fiscal 2019 and 2018, respectively, associated with certain information technology enablement expenses related to Project Fuel. Asset impairment and accelerated depreciation includes pre-tax cost of products sold of $0.6 for fiscal 2019 associated with inventory obsolescence related to Project Fuel. Project-to-date restructuring costs inclusive of information technology enablement charges and inventory obsolescence totaled $95.5.

2013 Restructuring
In November 2012, the Board authorized an enterprise-wide restructuring plan (the “2013 Restructuring”). The 2013 Restructuring originally included several initiatives focused on reducing costs in general and administrative functions, as well as reducing manufacturing and operating costs associated with the Company’s discontinued operations. In January 2014, the Board authorized an expansion of scope of the previously announced 2013 Restructuring, which included rationalization and streamlining Edgewell operating facilities and other cost saving initiatives. Restructuring charges specific to Edgewell have primarily related to plant closure and accelerated depreciation charges and severance and related benefit costs. Due to an increase in the Wet Shave footprint costs and a delay in the transition of manufacturing in our Feminine Care segment from Montreal, Canada to Dover, Delaware, project costs were higher than expected during fiscal 2017, and included a non-cash charge related to the disposition of real estate.
Expenses incurred under the 2013 Restructuring plan are reflected below, including the estimated impact of allocating such charges to segment results. No 2013 Restructuring charges have been allocated to the Company’s All Other segment. The Company does not include 2013 Restructuring costs in the results of its reportable segments.

	Fiscal 2017
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
2013 Restructuring
Severance and related benefit costs	$1.2	$—	$5.3	$—	$6.5
Accelerated depreciation	0.1	—	6.8	—	6.9
Consulting, program management and other exit costs	9.0	0.2	7.0	—	16.2
Total Restructuring	$10.3	$0.2	$19.1	$—	$29.6

Consulting, program management and other exit costs includes pre-tax cost of products sold of $0.7 associated with obsolescence charges related to the exit of certain non-core product lines as part of the 2013 Restructuring. Project-to-date restructuring costs inclusive of non-core inventory obsolescence and information technology charges total $170.1.

Restructuring Reserves
The following table summarizes Project Fuel and 2013 Restructuring activities and related accruals:

				Utilized
	October 1, 2018	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2019
Restructuring
Severance and termination related costs	$5.1	$23.5	$—	$(20.4)	$—	$8.2
Asset impairment and accelerated depreciation	—	4.2	—	—	(4.2)	—
Other related costs	2.6	27.9	—	(29.2)	—	1.3
Total Restructuring	$7.7	$55.6	$—	$(49.6)	$(4.2)	$9.5

				Utilized
	October 1, 2017	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2018
Restructuring
Severance and termination related costs	$2.4	$12.1	$(0.1)	$(9.3)	$—	$5.1
Asset impairment and accelerated depreciation	—	1.8	—	—	(1.8)	—
Other related costs	—	26.0	—	(23.4)	—	2.6
Total Restructuring	$2.4	$39.9	$(0.1)	$(32.7)	$(1.8)	$7.7

(1)	Includes the impact of currency translation.

Note 6 - Income Taxes
The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2019	2018	2017
Currently payable:
United States - Federal	$16.1	$26.4	$0.5
State	4.1	1.7	0.2
Foreign	21.7	29.2	27.0
Total current	41.9	57.3	27.7
Deferred:
United States - Federal	(52.4)	(4.1)	(79.3)
State	(7.0)	6.5	(3.8)
Foreign	(0.6)	0.8	(3.2)
Total deferred	(60.0)	3.2	(86.3)
Income tax (benefit) provision	$(18.1)	$60.5	$(58.6)

The source of pre-tax (loss) earnings was:

	Fiscal Year
	2019	2018	2017
United States	$(415.6)	$5.3	$(230.5)
Foreign	25.3	158.5	177.6
Pre-tax (loss) earnings	$(390.3)	$163.8	$(52.9)

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2019		2018		2017
Computed tax at federal statutory rate	$(81.9)	21.0%	$40.2	24.5%	$(18.5)	35.0%
State income taxes, net of federal tax benefit	(13.5)	3.5	0.4	0.2	(2.0)	3.9
Foreign tax less than the federal rate	15.8	(4.1)	(10.1)	(6.1)	(38.0)	71.8
Adjustments to prior years’ tax accruals	(1.5)	0.4	1.2	0.7	(6.2)	11.8
Other taxes including repatriation of foreign earnings	7.9	(2.0)	3.7	2.3	5.0	(9.5)
Other, net	4.7	(1.2)	(1.9)	(1.2)	1.1	(2.2)
Impairment	46.8	(12.0)	5.7	3.5	—	—
Tax reform	3.6	(1.0)	21.3	13.0	—	—
Total	$(18.1)	4.6%	$60.5	36.9%	$(58.6)	110.8%

The deferred tax assets and deferred tax liabilities recorded on the balance sheet were as follows, and include current and noncurrent amounts:

	September 30,
	2019	2018
Deferred tax liabilities:
Depreciation and property differences	$(31.4)	$(33.5)
Intangible assets	(185.4)	(244.6)
Other tax liabilities	(5.5)	(8.1)
Gross deferred tax liabilities	(222.3)	(286.2)
Deferred tax assets:
Accrued liabilities	49.5	43.3
Deferred and share-based compensation	16.4	17.6
Tax loss carryforwards and tax credits	8.0	6.8
Postretirement benefits other than pensions	2.5	4.5
Pension plans	59.1	42.2
Inventory differences	3.9	5.6
Other tax assets	14.1	12.4
Gross deferred tax assets	153.5	132.4
Valuation allowance	(7.2)	(7.0)
Net deferred tax liabilities	$(76.0)	$(160.8)

There were no material tax loss carryforwards that expired in fiscal 2019. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not material from 2020 through 2023. The valuation allowance is primarily attributable to tax loss carryforwards and certain deferred tax assets impacted by the deconsolidation of the Company’s Venezuelan subsidiaries.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post retirements obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. As of September 30, 2019, approximately $978.1 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Unrecognized tax benefits activity is summarized below:

	2019	2018	2017
Unrecognized tax benefits, beginning of year	$20.7	$22.7	$27.9
Additions based on current year tax positions and acquisitions	9.4	1.8	1.8
Reductions for prior year tax positions and dispositions	(0.4)	(2.0)	(0.6)
Settlements with taxing authorities and statute expirations	(4.2)	(1.8)	(6.4)
Unrecognized tax benefits, end of year	$25.5	$20.7	$22.7

Included in the unrecognized tax benefits noted above was $24.2 of uncertain tax positions that would affect the Company’s effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.
The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $5.0 of interest, (net of the deferred tax asset of $0.9) at September 30, 2019, and $4.4 of interest, (net of the deferred tax asset of $0.9) at September 30, 2018. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company’s tax returns.

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 50 foreign jurisdictions where the Company has operations. U.S. federal income tax returns for tax years ended September 30, 2016 and after remain subject to examination by the Internal Revenue Service (the “IRS”). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2009. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted the Tax Act. This new comprehensive tax legislation reduces the U.S. federal corporate tax rate from 35% to 21% but also limits and/or eliminates certain deductions while creating new taxes on certain foreign sourced earnings. Since the Company has a September 30 fiscal year end, the lower U.S. corporate income tax rate was phased in, resulting in a blended U.S. statutory federal rate of approximately 24.5% for the fiscal year ended September 30, 2018 and 21% for September 30, 2019 and thereafter. The reduction in the U.S. corporate tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which can be 24.5% or 21%. The Tax Act also imposed a one-time transition tax on historical earnings of certain foreign subsidiaries that were not previously taxed by the U.S.
For fiscal 2019, the discrete tax adjustment for the one-time transition tax on foreign earnings was $3.6 compared to $98.9 in fiscal 2018. The fiscal 2018 transition tax expense was offset by the estimated benefit of remeasurement of U.S. deferred tax assets and liabilities of $77.6, resulting in a net charge of $21.3 for the period, which was included as a component of income tax expense. The Company has tax loss carryforwards and tax credits, a portion of which are expected to be used to partially offset amounts payable over eight years related to the one-time transition tax on foreign earnings.
Subsequent to the Tax Act, the SEC issued rules under Staff Accounting Bulletin (“SAB”) 118 that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As of December 31, 2018, the Company completed the accounting analysis for the Tax Act under SAB 118 based on current guidance, interpretations, and data available. We will continue to monitor and assess the impact of any new guidance and legislative changes.
Due to the Company’s fiscal year end, certain tax provisions of the new Tax Act impacted the Company in fiscal 2018 while others were effective for fiscal year 2019 and beyond. The significant provisions of the Tax Act which impacted the Company beginning in fiscal 2019 include the full U.S. federal statutory rate reduction to 21%, the repeal of the domestic production activities deduction, tax on global intangible low-taxed income (“GILTI”), base erosion and anti-avoidance tax (“BEAT”), limitation of deductibility of certain executive compensation, limitation on business interest, and a deduction for foreign derived intangible income (“FDII”). The Company has recorded tax liabilities/(benefits) for the various provisions during fiscal 2019.
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
The Company generally repatriates a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material. The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and, accordingly, no taxes have been provided on such earnings. The Company continues to evaluate its plans for reinvestment or repatriation of unremitted foreign earnings and has not changed its previous indefinite reinvestment determination following the enactment of the Tax Act. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. federal and state income taxes beyond the Tax Act’s one-time transition tax.

Note 7 - (Loss) Earnings per Share
Basic (loss) earnings per share is based on the average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and RSE awards.
Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Fiscal Year
	2019	2018	2017

Basic weighted-average shares outstanding	54.1	54.4	57.3
Effect of dilutive securities:
RSE awards	—	0.1	0.2
Total dilutive securities	—	0.1	0.2
Diluted weighted-average shares outstanding	54.1	54.5	57.5

For fiscal 2019, 2018 and 2017, the calculation of diluted weighted-average shares outstanding excludes 0.5, 0.5 and 0.5 of share options because the effect of including these awards was anti-dilutive. For fiscal 2019, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss. For fiscal 2018 and 2017, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of including these awards was anti-dilutive.

Note 8 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2018	$968.2	$229.4	$208.0	$69.6	$1,475.2
Accumulated goodwill impairment	—	—	—	(24.4)	(24.4)
Net balance at October 1, 2018	$968.2	$229.4	$208.0	$45.2	$1,450.8

Changes in the twelve months ended September 30, 2019
Impairment charges	$(369.0)	$(2.0)	$—	$(37.0)	$(408.0)
Cumulative translation adjustment	(7.9)	(1.1)	(1.0)	—	(10.0)

Gross balance at September 30, 2019	$960.3	$228.3	$207.0	$69.6	$1,465.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at September 30, 2019	$591.3	$226.3	$207.0	$8.2	$1,032.8

Total amortizable intangible assets were as follows:

	September 30, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.4	$35.0	$171.4	$206.7	$25.4	$181.3
Technology and patents	78.5	76.4	2.1	79.0	75.9	3.1
Customer related and other	176.0	100.9	75.1	179.3	96.2	83.1
Total amortizable intangible assets	$460.9	$212.3	$248.6	$465.0	$197.5	$267.5

Amortization expense for intangible assets was $17.7, $17.7 and $17.8 for fiscal 2019, 2018 and 2017, respectively. Estimated amortization expense for amortizable intangible assets for fiscal 2020, 2021, 2022, 2023 and 2024 is approximately $17.0, $16.4, $16.3, $16.3, and $16.2, respectively, and $166.4 thereafter.
The Company had indefinite-lived trade names and brands of $664.3 ($177.7 in Wet Shave, $387.9 in Sun and Skin Care, $29.9 in Feminine Care and $68.8 in All Other) at September 30, 2019, a decrease of $167.2 from September 30, 2018. The Company impaired the indefinite-lived trade names associated with Wet Ones and Diaper Genie for $87.0 and $75.0, respectively. The Wet Ones trade name was recorded in the Sun and Skin Care segment and the Diaper Genie trade name was recorded in the All Other segment. The Company had indefinite-lived trade names and brands of $831.5 ($182.2 in Wet Shave, $475.6 in Sun and Skin Care, $29.9 in Feminine Care and $143.8 in All Other) at September 30, 2018.
The change in indefinite-lived intangible assets was the result of impairment charges and changes in foreign currency translation rates.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but reviewed annually in the fourth quarter for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment.
Indefinite-lived intangible assets
The Company performed an interim impairment analysis as of the end of the third quarter of fiscal 2019 as a result of a decline in the price of the Company’s common stock in the third quarter which was considered a triggering event. The interim impairment analysis was performed as of June 30, 2019, using the strategic plan to calculate a five-year cash flow for all trade names. The interim impairment analysis indicated that the indefinite-lived trade names for Wet Ones and Diaper Genie had carrying values that exceeded their fair values, resulting in non-cash impairments of $87.0 and $75.0, respectively, in fiscal 2019.
The Company’s annual impairment testing date is July 1, 2019, and as the valuations of the indefinite-lived intangible assets were determined at the interim test date of June 30, 2019, there was no indication of additional impairment of indefinite-lived intangible assets for the Company’s annual test. The Company performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The Company did not identify any indication of a triggering event that would indicate the existence of additional impairment of the indefinite-lived intangible assets.
During the fourth quarter of fiscal 2017, the Company completed its annual impairment testing and found the carrying values of the Playtex and Edge brand names to be above the fair value, resulting in a non-cash asset impairment charge of $312.0 and $7.0, respectively. The fiscal 2017 impairment charges were caused by the increased level of competition especially in the Feminine Care segment and the discontinuation of certain products.
Based upon multiple impairments for Playtex and the outlook for Edge, both intangible assets were converted to definite lived intangible assets during the fourth quarter of fiscal 2017 with useful lives of 20 years. As a result of the conversion, we recorded intangible asset amortization of $7.2, $7.2 and $1.8 for fiscal 2019, 2018, and 2017, respectively.

Goodwill
The Company performed an interim impairment analysis as of the end of the third quarter of fiscal 2019 as a result of a decline in the price of the Company’s common stock. The interim impairment analysis was performed as of June 30, 2019, using the Company’s strategic plan to calculate a five-year cash flow for all reporting units. The analysis indicated that the carrying amounts of the goodwill for the Wet Shave, Infant Care, and Skin Care reporting units were greater than their fair values. The impairment of the Wet Shave, Infant Care and Skin Care reporting units were calculated as the difference between their fair values, determined in the impairment review, and their carrying values. As a result, the Company recorded non-cash impairment charges on the goodwill of the Wet Shave, Infant Care, and Skin Care reporting units totaling $369.0, $37.0, and $2.0 in fiscal 2019, respectively.
The impairment analysis indicated that the Feminine Care reporting unit was not impaired during the fiscal 2019 impairment testing; however, the fair value of the reporting unit was 105% of the carrying value. The carrying value of the goodwill associated with the Feminine Care reporting unit was $207.0 as of September 30, 2019. The fair value of the Wet Shave, Skin Care, Feminine Care and Infant Care reporting units will continue to be sensitive to changes in discount rates and long-term revenue growth rates which could cause an impairment.
The Company’s annual impairment testing date is July 1, and as the valuation of the goodwill of the reporting units was determined at the interim test date of June 30, 2019, there was no indication of additional impairment for the Company’s annual test. Additionally, the Company performed an assessment in the fourth quarter of fiscal 2019 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The assessment did not identify any indication of a triggering event that would indicate the existence of impairment of the reporting units.
During the third quarter of fiscal 2018, the Company recorded impairment charges of $24.4 on the goodwill of the Infant Care reporting unit. The value of the Infant Care reporting unit decreased and required an impairment due to a higher discount rate and lower projected long-term future cash flows when the impairment analysis was performed.

Note 9 - Supplemental Balance Sheet Information

	September 30, 2019	September 30, 2018
Inventories
Raw materials and supplies	$55.1	$52.0
Work in process	66.5	67.5
Finished products	235.6	210.0
Total inventories	$357.2	$329.5
Other Current Assets
Miscellaneous receivables	$19.8	$12.6
Prepaid expenses	65.0	68.4
Value added tax collectible from customers	23.0	25.2
Income taxes receivable	29.1	17.3
Other	3.1	5.3
Total other current assets	$140.0	$128.8
Property, Plant and Equipment
Land	$18.7	$19.2
Buildings	137.4	141.9
Machinery and equipment	992.3	964.8
Capitalized software costs	47.8	48.4
Construction in progress	40.9	59.9
Total gross property, plant and equipment	1,237.1	1,234.2
Accumulated depreciation	(841.1)	(810.1)
Total property, plant and equipment, net	$396.0	$424.1
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$51.9	$28.2
Accrued trade allowances	26.2	29.9
Accrued salaries, vacations and incentive compensation	51.5	44.2
Income taxes payable	11.5	20.3
Returns reserve	60.4	58.6
Restructuring reserve	9.5	7.7
Value added tax payable	3.6	4.0
Deferred compensation	10.4	6.3
Other	80.4	86.3
Total other current liabilities	$305.4	$285.5
Other Liabilities
Pensions and other retirement benefits	$149.8	$91.5
Deferred compensation	30.3	40.7
Other non-current liabilities	78.8	79.6
Total other liabilities	$258.9	$211.8

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
As of September 30, 2019, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.

Account receivables sold under this agreement for the year ended September 30, 2019 and 2018 were $995.5 and $1,051.8, respectively. The trade receivables sold that remained outstanding under this agreement as of September 30, 2019 and 2018 were $74.9 and $77.9, respectively. The net proceeds received were included in cash provided by operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. For the year ended September 30, 2019, the loss on sale of trade receivables was $3.0. For the year ended September 30, 2018, the loss on sale of trade receivables was $2.5.

Note 11 - Debt
The detail of long-term debt was as follows:

	September 30, 2019	September 30, 2018
Senior notes, fixed interest rate of 4.7%, due 2021(1)	$600.0	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022 (1) (2)	500.0	500.0
U.S. revolving credit facility due 2020 (3)	117.0	7.0
Term loan due 2019 (1) (3)	—	185.0
Total long-term debt, including current maturities	1,217.0	1,292.0
Less current portion	117.0	184.9
Less unamortized debt issuance costs and discount (1) (2)	2.2	3.3
Total long-term debt	$1,097.8	$1,103.8

(1)
At September 30, 2019, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $0.8 and $1.0, respectively. At September 30, 2018, the balance for the senior notes due 2021, the senior notes due 2022 and the term loan are reflected net of debt issuance costs of $1.2, $1.5 and $0.1, respectively.

(2)	At September 30, 2019 and September 30, 2018, the balance for the senior notes due 2022 is reflected net of discount of $0.4 and $0.5, respectively.

(3)	Variable-rate debt, based on LIBOR plus applicable margin.
On February 6, 2019, the Company made a $185.0 prepayment to retire its term loan due April 2019 (the “Term Loan”). The Company funded the payment through additional borrowing on its U.S. revolving credit facility due June 2020 (“Revolving Credit Facility”). As of September 30, 2019, the Company had outstanding borrowings of $117.0 on the Revolving Credit Facility classified as a current liability. The Company expects to refinance the Revolving Credit Facility prior to its maturity date.
At September 30, 2019 and 2018, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $14.4 and $8.2, respectively, with weighted-average interest rates of 5.2% and 5.5%, respectively. These notes were primarily outstanding international borrowings.
Debt Covenants
The credit agreements governing the Company’s outstanding debt at September 30, 2019 contain certain customary representations and warranties, financial covenants, covenants restricting its ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Company’s credit agreements, the ratio of its indebtedness to its earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, and the ratio of the Company’s current year earnings before interest and taxes (“EBIT”), as defined in the agreements, to total interest expense must remain below certain thresholds. Under the credit agreements, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. EBIT is calculated similarly to EBITDA except that depreciation and amortization are not “added-back.” Total interest expense is calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of these credit agreements, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of the Company’s facilities would trigger cross defaults on its other borrowings.
As of September 30, 2019, the Company was in compliance with the provisions and covenants associated with its debt agreements.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2019 were as follows: $117.0 within one year, $600.0 in two years and $500.0 in three years.

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
The Company funds its pension plans in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) or local funding requirements.
The following tables present the benefit obligation, plan assets and funded status of the plans:

	As of September 30,
	Pension		Postretirement
	2019	2018	2019	2018
Change in projected benefit obligation
Benefit obligation at beginning of year	$571.3	$619.0	$8.3	$10.6
Service cost	2.9	3.0	—	—
Interest cost	18.5	16.7	0.3	0.4
Actuarial (gain) loss	87.3	(14.0)	1.3	(2.1)
Benefits paid, net	(34.4)	(26.5)	(0.3)	(0.3)
Plan settlements	—	(20.5)	—	—
Expenses paid	—	(3.1)	—	—
Foreign currency exchange rate changes	(9.7)	(3.3)	(0.2)	(0.3)
Projected benefit obligation at end of year	635.9	571.3	9.4	8.3
Change in plan assets
Estimated fair value of plan assets at beginning of year	493.3	523.1	—	—
Actual return on plan assets	37.8	14.2	—	—
Company contributions	6.7	9.4	0.3	0.3
Plan settlements	—	(20.5)	—	—
Benefits paid	(34.4)	(26.5)	(0.3)	(0.3)
Expenses paid	—	(3.1)	—	—
Foreign currency exchange rate changes	(8.4)	(3.3)	—	—
Estimated fair value of plan assets at end of year	495.0	493.3	—	—
Funded status at end of year	$(140.9)	$(78.0)	$(9.4)	$(8.3)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statement of Changes in Shareholders’ Equity:

	As of September 30,
	Pension		Postretirement
	2019	2018	2019	2018
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$1.0	$4.5	$—	$—
Current liabilities	(3.1)	(1.1)	(0.3)	(0.3)
Noncurrent liabilities	(138.8)	(81.4)	(9.1)	(8.0)
Net amount recognized	$(140.9)	$(78.0)	$(9.4)	$(8.3)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$220.7	$153.4	$(3.3)	$(4.9)
Prior service credit	—	—	—	—
Net amount recognized, pre-tax	$220.7	$153.4	$(3.3)	$(4.9)

Pre-tax changes recognized in other comprehensive (loss) income for fiscal 2019 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss arising during the year	$74.8	$1.3
Effect of exchange rates	(3.2)	0.1
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service cost	—	—
Amortization or settlement recognition of net (loss) gain	(4.3)	0.2
Total recognized in other comprehensive income	$67.3	$1.6

The minimum required contribution to our pension and post retirement plans in fiscal 2020 is $10.1 and $0.3, respectively; however, discretionary contributions may also be made.
The Company’s expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2020	$37.4	$0.3
Fiscal 2021	34.6	0.3
Fiscal 2022	34.7	0.3
Fiscal 2023	34.2	0.4
Fiscal 2024	34.6	0.4
Fiscal 2025 to 2029	162.9	1.8

The accumulated benefit obligation for defined benefit pension plans was $618.8 and $558.8 at September 30, 2019 and 2018, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2019	2018
Projected benefit obligation	$609.5	$418.4
Accumulated benefit obligation	592.4	418.4
Estimated fair value of plan assets	467.6	340.4

Pension plan assets in the U.S. plan represent approximately 70% of assets in all of the Company’s defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan’s assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: approximately 47% and (b) debt securities, including U.S. bonds: approximately 53%. Actual allocations at September 30, 2019 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2019. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.
The following table presents pension and postretirement expense:

	Fiscal Year
	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Service cost	$2.9	$3.0	$4.1	$—	$—	$0.2
Interest cost	18.5	16.7	14.7	0.3	0.4	0.3
Expected return on plan assets	(25.3)	(28.6)	(28.7)	—	—	—
Recognized net actuarial loss (gain)	4.3	4.7	6.6	(0.2)	(0.1)	(0.4)
Settlement loss recognized	—	5.4	0.3	—	—	—
Net periodic benefit cost (credit)	0.4	1.2	(3.0)	0.1	0.3	0.1

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
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost (credit) during fiscal 2020, are as follows:

	Pension	Post- retirement
Net actuarial (loss) gain	$(9.2)	$0.1
Prior service (cost) credit	$—	$—

The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Plan obligations:
Discount rate	2.5%	3.7%	3.3%	3.0%	4.0%	3.7%
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A
Net periodic benefit cost:
Discount rate	3.7%	3.3%	3.0%	4.0%	3.7%	2.8%
Expected long-term rate of return on plan assets	5.2%	6.1%	6.5%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described above.

The following table sets forth the estimated fair value of the Company’s pension assets segregated by level within the estimated fair value hierarchy. Refer to Note 16 of Notes to Consolidated Financial Statements for further discussion on the estimated fair value hierarchy and estimated fair value principles.

	As of September 30, 2019
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$79.0	$—	$79.0
International equity	62.1	—	62.1
Debt
U.S. government	—	182.1	182.1
Other government	—	2.9	2.9
Corporate	61.1	1.4	62.5
Cash and cash equivalents	10.3	0.6	10.9
Other	0.5	16.5	17.0
Total, excluding investments valued at net asset value (“NAV”)	$213.0	$203.5	$416.5
Investments valued at NAV			78.5
Total	$213.0	$203.5	$495.0

	As of September 30, 2018
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$82.5	$—	$82.5
International equity	68.1	—	68.1
Debt
U.S. government	—	172.1	172.1
Other government	—	2.0	2.0
Corporate	61.5	1.3	62.8
Cash and cash equivalents	3.5	1.3	4.8
Other	—	15.6	15.6
Total, excluding investments valued at NAV	$215.6	$192.3	$407.9
Investments valued at NAV			85.4
Total	$215.6	$192.3	$493.3

The following table sets forth the estimated fair value of the Company’s pension assets valued at NAV:

	As of September 30,
	2019	2018
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$9.5	$11.0
International equity	69.0	74.4
Total investments valued at NAV	$78.5	$85.4

There were no Level 3 pension assets as of September 30, 2019 and 2018.
The Company had no postretirement plan assets as of September 30, 2019 and 2018.

The Company’s investment objective for defined benefit retirement plan assets is to satisfy the current and future pension benefit obligations. The investment philosophy is to achieve this objective through diversification of the retirement plan assets. The goal is to earn a suitable return with an appropriate level of risk while maintaining adequate liquidity to distribute benefit payments. The diversified asset allocation includes equity positions as well as fixed income investments. The increased volatility associated with equities is offset with higher expected returns, while the long duration fixed income investments help dampen the volatility of the overall portfolio. Risk exposure is controlled by re-balancing the retirement plan assets back to target allocations, as needed. Investment firms managing retirement plan assets carry out investment policy within their stated guidelines. Investment performance is monitored against benchmark indices, which reflect the policy and target allocation of the retirement plan assets.

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participant’s before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2019, 2018, and 2017 were $9.7, $10.2, and $11.2, respectively, and are reflected in SG&A and Cost of products sold.

Note 13 - Share-Based Payments
As of September 30, 2019, the Company had three share-based compensation plans - the 2018 Stock Incentive Plan (the “2018 Plan”), the Second Amended and Restated 2009 Incentive Stock Plan (the “2009 Plan”) and the 2000 Incentive Stock Plan. The 2000 Incentive Stock Plan was superseded by the 2009 Plan, which was then superseded by the 2018 Stock Incentive Plan. New awards granted after January 2018 are issued under the 2018 Plan. The 2018 Plan provides for the award of restricted stock, RSE awards or share options to purchase the Company’s common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2018 Plan is 12.0, of which 3.7 were available for future awards as of September 30, 2019.
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
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company’s share-based compensation arrangements were $17.8, $17.0 and $22.2 for fiscal 2019, 2018 and 2017, respectively, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $4.3, $4.6 and $8.3, for fiscal 2019, 2018 and 2017, respectively. Restricted stock issuance and shares issued for share option exercises under the Company’s share-based compensation program are generally issued from treasury shares.

Share Options
The following table summarizes share option activity during fiscal 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on October 1, 2018	0.5	$88.77
Granted	0.1	42.99
Canceled	(0.1)	59.34
Exercised	—	—
Outstanding on September 30, 2019	0.5	$82.53	6.8	$—

Vested and unvested expected to vest as of September 30, 2019	0.5	$82.53	6.8	$—
Exercisable on September 30, 2019	0.4	91.95

No share options were exercised in fiscal 2019, 2018 or 2017.

The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. During fiscal 2019 and 2018, the Company granted 0.1 and 0.1 non-qualified share option awards to certain executives and employees with a grant-date fair value of $1.7 and $1.6, respectively. No share option awards were granted during fiscal 2016. The following table presents the Company’s weighted average fair value per option and the assumptions utilized in the Black-Scholes option pricing model.

	2019	2018
Weighted-average fair value per share option	$13.02	$16.29
Expected volatility	24.00%	23.00%
Risk-free interest rate	2.95%	2.27%
Expected share option life (in years)	6.0	6.0
Dividend yield	—%	—%

As of September 30, 2019, there was an estimated $0.9 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of approximately 1.4 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2019:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2018	0.6	$64.56
Granted	1.0	42.93
Vested	(0.2)	68.28
Canceled	(0.3)	45.77
Non-vested at September 30, 2019	1.1	48.85

The Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant. As of September 30, 2019, there were 0.6 performance-based RSE awards outstanding, which are included in the table above.
As of September 30, 2019, there was an estimated $25.0 of total unrecognized compensation costs related to RSE awards, which will be recognized over a weighted-average period of approximately 2.1 years. The weighted-average estimated fair value per RSE award granted in fiscal 2019, 2018 and 2017 was $42.93, $57.23, and $74.71, respectively. The estimated fair value of RSE awards vested in fiscal 2019, 2018 and 2017 was $13.9, $15.7, and $24.9, respectively.

Note 14 - Shareholders’ Equity
At September 30, 2019, there were 300.0 shares of the Company’s common stock authorized, of which 1.7 shares were reserved for outstanding awards under the 2018, 2009 and 2000 Incentive Stock Plans. The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value of preferred stock. As of September 30, 2019, there were no shares of preferred stock issued or outstanding.
During fiscal 2019, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSE awards.

During fiscal 2018 and 2017, the Company paid $0.1 and $1.6, respectively, of cash dividends related to the vesting of RSE awards, which had been declared and accrued during prior fiscal years. The Company has not declared any dividends since the third quarter of fiscal 2015 and does not currently intend to declare dividends in the foreseeable future. Any future dividends are dependent on future earnings, capital requirements and the Company’s financial condition and will be declared at the sole discretion of the Board.

Note 15 - Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2017	$(29.0)	$(101.3)	$(1.1)	$(131.4)
OCI before reclassifications (1)	(11.6)	0.9	2.6	(8.1)
Reclassifications to earnings	—	7.3	1.1	8.4
Adoption of ASU 2018-02	—	(17.2)	—	(17.2)
Balance at September 30, 2018	(40.6)	(110.3)	2.6	(148.3)
OCI before reclassifications (1)	(36.7)	(52.5)	1.8	(87.4)
Reclassifications to earnings	—	3.0	(3.2)	(0.2)
Balance at September 30, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)

(1)	OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2019	2018	Affected Line Item in the Consolidated Statements of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$4.8	$(1.5)	Other expense (income), net
	4.8	(1.5)	Total before tax
	1.6	(0.4)	Tax expense (benefit)
	$3.2	$(1.1)	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	$—	$—	(1)
Actuarial losses	(4.1)	(4.5)	(1)
Settlements	—	(5.4)	(1)
	(4.1)	(9.9)	Total before tax
	(1.1)	(2.6)	Tax expense (benefit)
	$(3.0)	$(7.3)	Net of tax

Total reclassifications for the period	$0.2	$(8.4)	Net of tax

(1)	These AOCI components are included in the computation of net periodic benefit cost. See Note 12 of Notes to Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at September 30, 2019 and 2018, as well as the Company’s objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2019, the Company had $131.4 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Company’s revolving credit facilities in the U.S.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”), accounted for approximately 23% of net sales in fiscal 2019. No other customer accounted for more than 10.0% of the Company’s consolidated net sales. Purchases by Wal-Mart included products from all of the Company’s segments. Additionally, in fiscal 2019, Target Corporation represented approximately 11% and 14% of net sales for the Company’s Feminine Care and All Other segments, respectively. Finally, sales to Amazon in fiscal 2019 represented approximately 21% of net sales for the Company’s All Other segments.
Product Concentration. Within the Wet Shave segment, the Company’s razor and blades represented 52%, 53% and 53% of net sales and within the Sun and Skin Care segment, sun care products represented 15%, 15% and 15% of net sales during fiscal 2019, 2018 and 2017, respectively.

Cash Flow Hedges
At September 30, 2019, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $1.7 and $3.9 at September 30, 2019 and 2018, respectively, on these forward currency contracts accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2019 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2019 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2020. At September 30, 2019, there were 61 open foreign currency contracts with a total notional value of $126.8.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in a loss of $1.2 and a gain $1.7 for fiscal 2019 and 2018, respectively, which were recorded in Other expense (income), net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2019, with a total notional value of $39.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	September 30, 2019	September 30, 2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$1.7	$3.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.4	$1.3

(1)	All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Fiscal Year
	2019	2018	2017
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in OCI (1)	$2.7	$3.9	$5.4
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	4.8	(1.5)	2.7
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$(1.2)	$1.7	$2.4

(1)	Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.

(2)	Gain (loss) was recorded in Other expense (income), net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	As of September 30, 2019		As of September 30, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$2.4	$(0.5)	$5.3	$—
Gross amounts offset in the balance sheet	—	0.2	(0.1)	—
Net amounts of assets (liabilities) presented in the balance sheet	$2.4	$(0.3)	$5.2	$—

(1)	All derivative assets are presented in Other current assets or Other assets.

(2)	All derivative liabilities are presented in Other current liabilities or Other liabilities.

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

Under the fair value accounting guidance hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value, that are measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	As of September 30,
	2019	2018
Assets (Liabilities) at estimated fair value:
Deferred compensation	$(40.6)	$(46.9)
Derivatives - foreign currency contracts	2.1	5.2
Net liabilities at estimated fair value	$(38.5)	$(41.7)

At September 30, 2019 and 2018, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1. Refer to Note 12 for the fair value hierarchy of the pension plan assets.
At September 30, 2019 and 2018, the fair market value of fixed rate long-term debt was $1,071.2 and $1,061.2, respectively, compared to its carrying value of $1,100.0. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of September 30, 2019. The estimated fair value of variable-rate debt, which consists of bank debt and excludes revolving credit facilities, was $185.0 at September 30, 2018 compared to its carrying value of $184.9 at September 30, 2018. The estimated fair value is equal to the face value of the debt. The estimated fair values of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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
At September 30, 2019, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 17 - Commitments and Contingencies
Operating Leases
Total rental expense less sublease rental income for all operating leases was $14.0, $17.5 and $15.9 in fiscal 2019, 2018 and 2017, respectively. Future minimum rental commitments under non-cancellable operating leases in effect as of September 30, 2019, are $13.6 in fiscal 2020, $10.5 in fiscal 2021, $7.4 in fiscal 2022, $5.9 in fiscal 2023, $4.6 in fiscal 2024 and $12.5 thereafter. These leases are primarily for office facilities.

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
Contamination has been identified at certain of the Company’s current and former facilities, as well as third-party waste disposal sites, and the Company is conducting investigation and remediation activities in relation to such properties. In connection with certain sites, the Company has received notices from the U.S. Environmental Protection Agency, state agencies and private parties seeking contribution, that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. The Company may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations, as well as any of its own properties.
The amount of the Company’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Company’s total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in the Company’s plans or its understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
Many European countries, as well as the European Union, have been very active in adopting and enforcing environmental regulations. As such, it is possible that new regulations may increase the risk and expense of doing business in such countries.
Certain of the Company’s products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and are regulated by the U.S. Food and Drug Administration.

Note 18 - Segment and Geographical Data
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, impairment charges, costs associated with restructuring initiatives, Harry’s, Inc. combination and integration planning costs, advisory expenses incurred in connection with the evaluation of the Feminine Care and Infant Care businesses, Sun Care reformulation costs, Jack Black, L.L.C. integration costs, investor settlement expenses, the sale of the Playtex gloves assets, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
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
Segment net sales and profitability are presented below:

	Fiscal Year
	2019	2018	2017
Net Sales
Wet Shave	$1,250.1	$1,330.1	$1,375.3
Sun and Skin Care	459.8	449.7	440.4
Feminine Care	308.1	329.5	351.6
All Other	123.0	125.1	131.1
Total net sales	$2,141.0	$2,234.4	$2,298.4

Segment Profit
Wet Shave	$246.5	$265.2	$291.8
Sun and Skin Care	79.9	79.9	97.8
Feminine Care	48.3	37.2	27.0
All Other	12.2	19.5	26.3
Total segment profit	386.9	401.8	442.9

General corporate and other expenses	(57.3)	(68.8)	(76.9)
Impairment charges	(570.0)	(24.4)	(319.0)
Restructuring and related costs (1)	(55.6)	(39.9)	(30.3)
Harry’s combination and integration planning costs (2)	(5.1)	—	—
Sun Care reformulation costs (3)	(2.8)	(25.3)	—
Feminine and Infant Care evaluation costs (4)	(2.1)	—	—
Jack Black acquisition and integration costs (5)	(1.6)	(5.2)	—
Investor settlement expense (6)	(0.9)	—	—
Gain on sale of Playtex gloves	—	15.3	—
Pension settlement expense (7)	—	(5.4)	—
Amortization of intangibles	(17.7)	(17.7)	(17.8)
Interest and other expense, net	(64.1)	(66.6)	(51.8)
Total (loss) earnings before income taxes	$(390.3)	$163.8	$(52.9)

Depreciation and amortization
Wet Shave	$47.3	$49.0	$46.6
Sun and Skin Care	12.9	13.6	12.9
Feminine Care	11.2	12.0	14.0
All Other	4.7	5.3	5.0
Total segment depreciation and amortization	76.1	79.9	78.5
Corporate	17.7	17.7	17.7
Total depreciation and amortization	$93.8	$97.6	$96.2

	Fiscal Year
	2019	2018	2017
Total Assets
Wet Shave	$725.3	$732.9
Sun and Skin Care	207.7	174.3
Feminine Care	163.7	184.0
All Other	35.1	38.3
Total segment assets	1,131.8	1,129.5
Corporate (8)	343.4	274.0
Goodwill and other intangible assets, net	1,945.7	2,549.8
Total assets	$3,420.9	$3,953.3

Capital Expenditures
Wet Shave	$37.4	$36.3	$40.7
Sun and Skin Care	9.9	11.7	12.8
Feminine Care	7.5	10.1	11.2
All Other	3.2	3.9	4.3
Total segment capital expenditures	58.0	62.0	69.0
Corporate	—	—	—
Total capital expenditures	$58.0	$62.0	$69.0

(1)
Includes pre-tax SG&A of $8.6 and $1.4 for fiscal 2019 and 2018, respectively, associated with certain information technology enablement expenses related to Project Fuel. Includes Cost of products sold of $0.6 and $0.7 for fiscal 2019 and 2017, respectively, related to inventory obsolescence and write-offs associated with restructuring programs.

(2)	Combination and integration costs related to Harry’s totaling $5.1 for fiscal 2019, were included in SG&A on the Consolidated Statement of Earnings.

(3)	Includes pre-tax Cost of products sold of $2.8 and $25.3 for fiscal 2019 and 2018, respectively, associated with supply chain changes and inventory write-offs on select Sun Care products.

(4)	Includes pre-tax SG&A of $2.1 for fiscal 2019 associated with consulting costs for the Company to evaluate segments.

(5)
Acquisition and integration costs related to Jack Black totaling $1.6 and $3.4 for fiscal 2019 and 2018, respectively, were included in SG&A on the Consolidated Statement of Earnings. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for fiscal 2018, related to the valuation of inventory acquired.

(6)	Includes pre-tax SG&A of $0.9 for fiscal 2019, associated with a settlement with an investor.

(7)
Pension settlement expense was the result of increased lump sum benefit payments in fiscal 2018 from higher employee turnover associated with Project Fuel. The lump sum benefit payments are not expected to be recurring in nature.

(8)	Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments.

The following table presents the Company’s net sales and long-lived assets by geographic area:

	Fiscal Year
	2019	2018	2017
Net Sales to Customers
United States	$1,189.2	$1,245.8	$1,330.5
International	951.8	988.6	967.9
Total net sales	$2,141.0	$2,234.4	$2,298.4

Long-lived Assets
United States	$292.9	$316.9
Germany	42.0	39.0
Other International	61.1	68.2
Total long-lived assets excluding goodwill and other intangibles, net, and other assets	$396.0	$424.1

The Company’s international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company’s total net sales. For information on customer concentration and product concentration risk, see Note 16 of Notes to Consolidated Financial Statements.
Supplemental product information is presented below for net sales:

	Fiscal Year
	2019	2018	2017
Razors and blades	$1,108.4	$1,185.4	$1,222.0
Sun care products	328.7	342.0	353.1
Tampons, pads and liners	308.1	329.4	351.6
Shaving gels and creams	141.7	144.7	153.3
Infant care and other	123.0	125.2	131.1
Skin care products	131.1	107.7	87.3
Total net sales	$2,141.0	$2,234.4	$2,298.4

Note 19 - Guarantor and Non-Guarantor Financial Information
The Company’s senior notes issued in May 2011 and May 2012 (collectively, the “Notes”) are fully and unconditionally guaranteed on a joint and several basis by the Company’s existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company’s credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the Notes and substantially all of the Company’s other outstanding indebtedness. The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries which are not guarantors of any of the Company’s other indebtedness (collectively, the “Non-Guarantors”), do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the subsidiary guarantor; if the guarantee under the Company’s credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of the Edgewell Personal Care Company (the “Parent Company”), the Guarantors on a combined basis, the Non-Guarantors on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors and the Non-Guarantors.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,396.1	$1,061.4	$(316.5)	$2,141.0
Cost of products sold	—	859.8	631.1	(316.5)	1,174.4
Gross profit	—	536.3	430.3	—	966.6

Selling, general and administrative expense	—	225.0	147.0	—	372.0
Advertising and sales promotion expense	—	147.1	103.8	—	250.9
Research and development expense	—	53.3	0.2	—	53.5
Impairment charge	—	458.3	111.7	—	570.0
Restructuring charges	—	29.6	16.8	—	46.4
Interest expense associated with debt	53.4	8.5	0.7	—	62.6
Other expense (income), net	—	3.2	(1.7)	—	1.5
Intercompany service fees	—	(17.8)	17.8	—	—
Equity in earnings of subsidiaries	332.4	(10.8)	—	(321.6)	—
(Loss) earnings before income taxes	(385.8)	(360.1)	34.0	321.6	(390.3)
Income tax (benefit) provision	(13.6)	(27.7)	23.2	—	(18.1)
Net (loss) earnings	$(372.2)	$(332.4)	$10.8	$321.6	$(372.2)

Statement of Comprehensive Income (Loss):
Net (loss) earnings	$(372.2)	$(332.4)	$10.8	$321.6	$(372.2)
Other comprehensive loss, net of tax	(87.6)	(87.6)	(63.7)	151.3	(87.6)
Total comprehensive (loss) income	$(459.8)	$(420.0)	$(52.9)	$472.9	$(459.8)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,477.5	$1,073.1	$(316.2)	$2,234.4
Cost of products sold	—	896.8	620.9	(316.2)	1,201.5
Gross profit	—	580.7	452.2	—	1,032.9

Selling, general and administrative expense	—	240.1	155.0	—	395.1
Advertising and sales promotion expense	—	177.9	115.4	—	293.3
Research and development expense	—	61.1	—	—	61.1
Gain on sale of Playtex gloves	—	(15.3)	—	—	(15.3)
Impairment charge	—	24.4	—	—	24.4
Restructuring charges	—	31.9	6.6	—	38.5
Pension settlement loss	—	4.6	0.8	—	5.4
Interest expense associated with debt	53.5	13.6	0.9	—	68.0
Other expense (income), net	—	(1.6)	0.2	—	(1.4)
Intercompany service fees	—	(14.5)	14.5	—	—
Equity in earnings of subsidiaries	(142.3)	(128.8)	—	271.1	—
Earnings before income taxes	88.8	187.3	158.8	(271.1)	163.8
Income tax (benefit) provision	(14.5)	45.0	30.0	—	60.5
Net earnings	$103.3	$142.3	$128.8	$(271.1)	$103.3

Statement of Comprehensive Income:
Net earnings	$103.3	$142.3	$128.8	$(271.1)	$103.3
Other comprehensive loss, net of tax	(16.9)	(16.9)	(8.3)	25.2	(16.9)
Total comprehensive income	$86.4	$125.4	$120.5	$(245.9)	$86.4

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Fiscal Year Ended September 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$1,578.2	$1,080.4	$(360.2)	$2,298.4
Cost of products sold	—	912.1	620.6	(360.2)	1,172.5
Gross profit	—	666.1	459.8	—	1,125.9

Selling, general and administrative expense	—	250.0	142.5	—	392.5
Advertising and sales promotion expense	—	207.4	110.9	—	318.3
Research and development expense	—	67.0	0.6	—	67.6
Impairment charge	—	319.0	—	—	319.0
Restructuring charges	—	9.7	19.9	—	29.6
Interest expense associated with debt	53.5	14.4	1.3	—	69.2
Other (income), net	—	(5.6)	(11.8)	—	(17.4)
Intercompany service fees	—	(20.0)	20.0	—	—
Equity in earnings of subs	(39.2)	(153.0)	—	192.2	—
(Loss) earnings before income taxes	(14.3)	(22.8)	176.4	(192.2)	(52.9)
Income tax (benefit) provision	(20.0)	(62.0)	23.4	—	(58.6)
Net earnings	5.7	39.2	153.0	(192.2)	5.7

Statement of Comprehensive Income:
Net earnings	$5.7	$39.2	$153.0	$(192.2)	$5.7
Other comprehensive income, net of tax	65.8	65.8	57.2	(123.0)	65.8
Total comprehensive income	$71.5	$105.0	$210.2	$(315.2)	$71.5

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$2.6	$339.0	$—	$341.6
Trade receivables, net	—	43.7	161.9	—	205.6
Inventories	—	193.1	164.1	—	357.2
Other current assets	—	59.7	80.3	—	140.0
Total current assets	—	299.1	745.3	—	1,044.4
Investment in subsidiaries	3,357.4	1,139.6	—	(4,497.0)	—
Intercompany receivables, net (1)	—	878.7	58.2	(936.9)	—
Property, plant and equipment, net	—	292.1	103.9	—	396.0
Goodwill	—	741.0	291.8	—	1,032.8
Other intangible assets, net	—	711.8	201.1	—	912.9
Other assets	0.4	0.2	34.2	—	34.8
Total assets	$3,357.8	$4,062.5	$1,434.5	$(5,433.9)	$3,420.9

Liabilities and Shareholders’ Equity
Current liabilities	$19.6	$409.7	$230.3	$—	$659.6
Intercompany payables, net (1)	936.9	—	—	(936.9)	—
Long-term debt	1,097.8	—	—	—	1,097.8
Deferred income tax liabilities	—	88.7	12.4	—	101.1
Other liabilities	—	206.7	52.2	—	258.9
Total liabilities	2,054.3	705.1	294.9	(936.9)	2,117.4
Total shareholders’ equity	1,303.5	3,357.4	1,139.6	(4,497.0)	1,303.5
Total liabilities and shareholders’ equity	$3,357.8	$4,062.5	$1,434.5	$(5,433.9)	$3,420.9

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

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash (used by) from operating activities	$(33.9)	$133.9	$140.1	$(49.5)	$190.6

Cash Flow from Investing Activities
Capital expenditures	—	(34.4)	(23.6)	—	(58.0)
Collection of deferred purchase price from accounts receivable sold	—	9.7	—	—	9.7
Proceeds on sale of fixed assets	—	4.0	0.1	—	4.1
Intercompany receivables and payables, net	—	(36.9)	—	36.9	—
Payment for equity contributions	—	(8.5)	—	8.5	—
Other, net	—	—	(1.3)	—	(1.3)
Net cash used by investing activities	—	(66.1)	(24.8)	45.4	(45.5)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	434.0	—	—	434.0
Cash payments on debt with original maturities greater than 90 days	—	(324.0)	—	—	(324.0)
Term Loan repayment	—	(185.0)	—	—	(185.0)
Net increase (decrease) in debt with original maturity days of 90 or less	—	(1.1)	6.9	—	5.8
Intercompany dividend	—	—	—	—	—
Net financing inflow from the Accounts Receivable Facility	—	8.4	—	—	8.4
Intercompany receivables and payables, net	36.9	—	—	(36.9)	—
Proceeds for equity contribution	—	—	8.5	(8.5)	—
Intercompany dividend	—	—	(49.5)	49.5	—
Employee share withheld for taxes	(3.0)	—	—	—	(3.0)
Net cash from (used by) financing activities	33.9	(67.7)	(34.1)	4.1	(63.8)

Effect of exchange rate changes on cash	—	—	(6.1)	—	(6.1)

Net increase in cash and cash equivalents	—	0.1	75.1	—	75.2
Cash and cash equivalents, beginning of period	—	2.5	263.9	—	266.4
Cash and cash equivalents, end of period	$—	$2.6	$339.0	$—	$341.6

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash from operating activities	$127.5	$340.9	$141.2	$(350.2)	$259.4

Cash Flow from Investing Activities
Capital expenditures	—	(46.6)	(15.4)	—	(62.0)
Collection of deferred purchase price from accounts receivable sold	—	9.7	—	—	9.7
Playtex glove sale	—	19.0	—	—	19.0
Acquisitions, net of cash acquired	—	(90.2)	—	—	(90.2)
Proceeds on sale of fixed assets	—	4.7	—	—	4.7
Net cash used by investing activities	—	(103.4)	(15.4)	—	(118.8)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	550.0	—	—	550.0
Cash payments on debt with original maturities greater than 90 days	—	(788.0)	—	—	(788.0)
Payment for intercompany equity distributions	—	—	(350.2)	350.2	—
Net increase (decrease) in debt with original maturity days of 90 or less	—	1.0	(10.7)	—	(9.7)
Common shares purchased	(124.4)	—	—	—	(124.4)
Net financing outflow from the Accounts Receivable Facility	—	(4.4)	—	—	(4.4)
Employee share withheld for taxes	(3.1)	—	—	—	(3.1)
Net cash used by financing activities	(127.5)	(241.4)	(360.9)	350.2	(379.6)

Effect of exchange rate changes on cash	—	—	2.5	—	2.5

Net decrease in cash and cash equivalents	—	(3.9)	(232.6)	—	(236.5)
Cash and cash equivalents, beginning of period	—	6.4	496.5	—	502.9
Cash and cash equivalents, end of period	$—	$2.5	$263.9	$—	$266.4

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal Year Ended September 30, 2017

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash from operating activities	$182.9	$63.1	$142.6	$(75.0)	$313.6

Cash Flow from Investing Activities
Proceeds from intercompany notes	—	1.9	—	(1.9)	—
Capital Expenditures	—	(51.7)	(17.3)	—	(69.0)
Acquisition, net of cash acquired	—	—	(34.0)	—	(34.0)
Proceeds on sale of fixed assets	—	5.9	12.5	—	18.4
Net cash used by investing activities	—	(43.9)	(38.8)	(1.9)	(84.6)

Cash Flow from Financing Activities
Cash proceeds from issuance of debt with original maturities greater than 90 days	—	271.0	—	—	271.0
Cash payments on debt with original maturities greater than 90 days	—	(291.0)	(277.0)	—	(568.0)
Payment for intercompany notes	—	—	(1.9)	1.9	—
Net increase in debt with original maturity days of 90 or less	—	1.4	0.6	—	2.0
Common shares purchased	(165.4)	—	—	—	(165.4)
Intercompany dividend	—	—	(75.0)	75.0	—
Other, net	(0.1)	—	(0.1)	—	(0.2)
Employee share withheld for taxes	(17.4)	—	—	—	(17.4)
Net cash used by financing activities	(182.9)	(18.6)	(353.4)	76.9	(478.0)

Effect of exchange rate changes on cash	—	—	13.0	—	13.0

Net increase (decrease) in cash and cash equivalents	—	0.6	(236.6)	—	(236.0)
Cash and cash equivalents, beginning of period	—	5.8	733.1	—	738.9
Cash and cash equivalents, end of period	$—	$6.4	$496.5	$—	$502.9

Note 20 - Quarterly Financial Information (Unaudited)

	Fiscal 2019 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$457.1	$546.7	$609.2	$528.0
Gross profit (2)(4)	193.5	250.9	292.2	230.0
Net (loss) earnings (1)(2)(3)(4)(5)(6)(7)(8)(9)	(0.4)	48.2	(460.7)	40.7

Basic (loss) earnings per share (10)	(0.01)	0.89	(8.51)	0.75
Diluted (loss) earnings per share (10)	(0.01)	0.89	(8.51)	0.75

	Fiscal 2018 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$468.3	$608.1	$620.6	$537.4
Gross profit (4)(6)	200.3	302.1	302.7	231.7
Net earnings (1) (2) (4)(6)(8)(9)	6.7	65.1	12.1	19.4

Basic earnings per share (10)	0.12	1.21	0.23	0.36
Diluted earnings per share (10)	0.12	1.20	0.22	0.36

(1)
The third quarter of fiscal 2019 and fiscal 2018 includes non-cash impairment charges of $570.0 and $24.4 related to intangible assets, respectively. See Note 8 of Notes to Consolidated Financial Statements.

(2)
Restructuring and related costs were $18.5, $15.4, $8.9 and $12.8 for the first, second, third and fourth quarters of fiscal 2019, respectively, and $3.7, $15.9 and $20.3 for the second, third and fourth quarters of fiscal 2018, respectively. See Note 5 of Notes to Consolidated Financial Statements.

(3)	Combination and integration costs related to Harry’s were $1.8 and $3.3 for the third and fourth quarters of fiscal 2019, respectively. See Note 4 of Notes to Consolidated Financial Statements.

(4)
Sun Care reformulation included charges to Cost of products sold of $0.1, $0.4, $1.0, and $1.3 in the first, second, third and fourth quarters of fiscal 2019, respectively, and $25.3 in the fourth quarter of fiscal 2018.

(5)	Feminine and Infant Care evaluation costs were $1.0, $0.5, and $0.6 in the second, third and fourth quarters of fiscal 2019, respectively.

(6)
Includes Jack Black acquisition and integration costs impacting SG&A of $0.5, $0.5, $0.1, and $0.5 in the first, second, third and fourth quarters of fiscal 2019, respectively, and $2.6, $0.5 and $0.3 in the second, third and fourth quarters of fiscal 2018, respectively. Additionally, the impact of Jack Black acquisition and integration costs to Cost of products sold totaled $1.8 in the third quarter of fiscal 2018.

(7)	Includes pre-tax SG&A of $0.9 in the first quarter of fiscal 2019, associated with a settlement with an investor.

(8)	The sale of the Playtex gloves assets resulted in a gain of $15.9 in the first quarter of fiscal 2018 and additional costs of $0.6 in the third quarter of fiscal 2018.

(9)	Includes pension settlement costs totaling $5.4 in the fourth quarter of fiscal 2018.

(10)
Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.

As further described in Note 1, during the fourth quarter of 2019 the Company identified an error in its previously issued unaudited quarterly financial statements for the three and nine months ended June 30, 2019. The error, which related to the calculation of the goodwill impairment charges recorded, resulted in an understatement of impairment charges and net loss and an overstatement of goodwill. Management has assessed the materiality of the error and has concluded that the previously issued financial statements were not materially misstated. The Company has, however, revised the unaudited interim financial information as of and for the three and nine-months ended June 30, 2019 to correct for the goodwill impairment error and the related deferred tax impact.

The following tables set forth the effect the error correction had on the Company’s unaudited consolidated statements of operations and consolidated balance sheet by financial statement line item.

	Three months ended June 30, 2019			Nine months ended June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Impairment charges	$549.0	$21.0	$570.0	$549.0	$21.0	$570.0
Loss before income taxes	(481.7)	(21.0)	(502.7)	(410.4)	(21.0)	(431.4)
Income tax benefit	(40.3)	(1.7)	(42.0)	(16.8)	(1.7)	(18.5)
Net loss	(441.4)	(19.3)	(460.7)	(393.6)	(19.3)	(412.9)

Basic loss per share	(8.16)	(0.35)	(8.51)	(7.27)	(0.36)	(7.63)
Diluted loss per share	(8.16)	(0.35)	(8.51)	(7.27)	(0.36)	(7.63)

	June 30, 2019
	As Reported	Adjustment	As Revised
Goodwill	$1,060.2	$(21.0)	$1,039.2
Total assets	3,452.3	(21.0)	3,431.3

Deferred income tax liabilities	118.7	(1.7)	117.0
Total liabilities	2,097.8	(1.7)	2,096.1

Retained earnings	693.4	(19.3)	674.1
Shareholders’ equity	1,354.5	(19.3)	1,335.2
Total liabilities and shareholders’ equity	3,452.3	(21.0)	3,431.3

The revision did not impact net cash from operating activities for the nine months ended June 30, 2019. The Company will affect the revision of its unaudited financial statements as of and for the three and nine months ended June 30, 2019, in connection with the future filing of the Company’s Form 10-Q for the three and nine months ended June 30, 2020.

Note 21 - Subsequent Event
On October 15, 2019, the Company entered into an agreement to sell its Infant and Pet Care business included in the All Other segment for $122.5. The agreement includes Infant and Pet Care products including Diaper Genie, the diaper disposal system, and Litter Genie, the cat litter disposal system. Additionally, the agreement includes the rights to the Playtex brand in the infant and pet categories including cups, bottles and mealtime products. The sale of the Infant and Pet Care business will allow the Company to better focus and utilize its resources on its other product lines. Assets to be sold total $100.5 and consist of inventory, equipment, and intangible assets. The sale is expected to close in the first quarter of fiscal 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as defined under Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management determined that our internal control over financial reporting was effective as of September 30, 2019.
The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2019.
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

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than 5% of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2019.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP, our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)	Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Earnings and Comprehensive Income for the fiscal years ended September 30, 2019, 2018 and 2017.

•	Consolidated Balance Sheets as of September 30, 2019 and 2018.

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2019, 2018 and 2017.

•	Consolidated Statement of Changes in Shareholders’ Equity for the period from October 1, 2016 to September 30, 2019.

•	Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2019	2018	2017
Allowance for Doubtful Accounts
Balance at beginning of year	$6.0	$4.3	$4.9
Provision charged to expense, net of reversals	0.2	2.3	(0.4)
Write-offs, less recoveries, translation, other	(0.6)	(0.6)	(0.2)
Balance at end of year	$5.6	$6.0	$4.3

Income Tax Valuation Allowance
Balance at beginning of year	$7.0	$8.4	$8.5
Provision charged to expense	(0.1)	0.7	0.1
Write-offs, less recoveries, translation, other	0.3	(2.1)	(0.2)
Balance at end of year	$7.2	$7.0	$8.4

3)	Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

By	/s/ Rod R. Little
Rod R. Little
Chief Executive Officer

Date: November 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Rod R. Little
Rod R. Little (principal executive officer)	Chief Executive Officer

/s/ Daniel J. Sullivan
Daniel J. Sullivan (principal financial officer)	Chief Financial Officer

/s/ Robert Black
Robert Black	Director

/s/ George Corbin
George Corbin	Director

/s/ Daniel J. Heinrich
Daniel J. Heinrich	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ R. David Hoover
R. David Hoover	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Elizabeth Valk Long
Elizabeth Valk Long	Director

/s/ Joseph D. O’Leary
Joseph D. O’Leary	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

/s/ Gary Waring
Gary Waring	Director

Date: November 26, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit
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

2.6
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

10.11	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of the Company’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.12**	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement for the fiscal year ended September 30, 2016).

10.13**	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.14**	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.15**	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.16**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014).

10.17**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.18**	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.19**	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.20**	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.21**	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2018).

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

10.38**	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.39**	Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.40**	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

10.41**	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.42**	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2017, 2018 and 2019, (ii) the Consolidated Balance Sheets at September 30, 2018 and 2019, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2018 and 2019, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the period from October 1, 2016 to September 30, 2019, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2019.

*Filed herewith.
**Denotes a management contract or compensatory plan or arrangement.

***The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.