Form 10-Q
period 2019-12-31
EDGEWELL PERSONAL CARE Co
filed 2020-02-10
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-15401
____________________________________________________________________________________________________________
EDGEWELL PERSONAL CARE COMPANY
(Exact name of registrant as specified in its charter)

Missouri			43-1863181
(State or other jurisdiction of incorporation or organization)			(I. R. S. Employer Identification No.)

6 Research Drive			(203)	944-5500
Shelton,	CT	06484	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip codes)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EPC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common shares, $0.01 par value - 54,303,438 shares as of January 31, 2020.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2019	2018
Net sales	$454.0	$457.1
Cost of products sold	260.9	263.6
Gross profit	193.1	193.5

Selling, general and administrative expense	95.0	87.3
Advertising and sales promotion expense	41.1	51.6
Research and development expense	13.8	12.6
Restructuring charges	6.1	17.1
Gain on sale of Infant and Pet Care business	(5.2)	—
Interest expense associated with debt	14.3	16.0
Other (income) expense, net	(1.6)	1.3
Earnings before income taxes	29.6	7.6
Income tax provision	7.2	8.0
Net earnings (loss)	$22.4	$(0.4)

Earnings per share:
Basic net earnings (loss) per share	$0.41	$(0.01)
Diluted net earnings (loss) per share	$0.41	$(0.01)

Statements of Comprehensive Income:
Net earnings (loss)	$22.4	$(0.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	21.5	(10.8)
Pension and postretirement activity, net of tax of $(0.6) and $0.1	(1.5)	—
Deferred loss on hedging activity, net of tax of $(0.6) and $(0.7)	(1.3)	(1.3)
Total other comprehensive income (loss), net of tax	18.7	(12.1)
Total comprehensive income (loss)	$41.1	$(12.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2019	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$251.8	$341.6
Trade receivables, less allowance for doubtful accounts of $4.7 and $5.6	183.2	205.6
Inventories	367.0	357.2
Other current assets	144.6	140.0
Total current assets	946.6	1,044.4
Property, plant and equipment, net	384.8	396.0
Goodwill	1,030.8	1,032.8
Other intangible assets, net	843.7	912.9
Other assets	97.3	34.8
Total assets	$3,303.2	$3,420.9

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$117.0
Notes payable	17.0	14.4
Accounts payable	195.1	222.8
Other current liabilities	250.4	305.4
Total current liabilities	462.5	659.6
Long-term debt	1,098.1	1,097.8
Deferred income tax liabilities	84.0	101.1
Other liabilities	310.5	258.9
Total liabilities	1,955.1	2,117.4
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,300,084 and 54,206,746 outstanding	0.7	0.7
Additional paid-in capital	1,622.7	1,627.7
Retained earnings	737.2	714.8
Common shares in treasury at cost, 10,951,905 and 11,045,243	(795.3)	(803.8)
Accumulated other comprehensive loss	(217.2)	(235.9)
Total shareholders’ equity	1,348.1	1,303.5
Total liabilities and shareholders’ equity	$3,303.2	$3,420.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2019	2018
Cash Flow from Operating Activities
Net earnings (loss)	$22.4	$(0.4)
Depreciation and amortization	22.5	22.1
Share-based compensation expense	4.9	4.9
Loss on sale of assets	0.2	0.7
Gain on sale of Infant and Pet Care business	(5.2)	—
Deferred compensation payments	(1.9)	(0.3)
Deferred income taxes	(16.7)	(0.1)
Other, net	5.4	5.4
Changes in operating assets and liabilities	(78.5)	(78.7)
Net cash used by operating activities	(46.9)	(46.4)

Cash Flow from Investing Activities
Capital expenditures	(7.6)	(9.4)
Proceeds from sale of Infant and Pet Care business	95.8	—
Proceeds from sale of assets	—	4.0
Collection of deferred purchase price on accounts receivable sold	2.8	2.5
Other, net	(1.3)	—
Net cash from (used by) from investing activities	89.7	(2.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	50.0	137.0
Cash payments on debt with original maturities greater than 90 days	(167.0)	(105.0)
Net decrease in debt with original maturities of 90 days or less	(0.1)	(0.9)
Net financing outflow from the Accounts Receivable Facility	(14.9)	(5.1)
Employee shares withheld for taxes	(1.5)	(1.5)
Other, net	(2.4)	—
Net cash (used by) from financing activities	(135.9)	24.5

Effect of exchange rate changes on cash	3.3	(1.7)

Net decrease in cash and cash equivalents	(89.8)	(26.5)
Cash and cash equivalents, beginning of period	341.6	266.4
Cash and cash equivalents, end of period	$251.8	$239.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	22.4	—	22.4
Foreign currency translation adjustments	—	—	—	—	—	—	21.5	21.5
Pension and postretirement activity	—	—	—	—	—	—	(1.5)	(1.5)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.3)	(1.3)
Activity under share plans	—	—	0.1	8.5	(5.0)	—	—	3.5
Balance at December 31, 2019	65.2	$0.7	(10.9)	$(795.3)	$1,622.7	$737.2	$(217.2)	$1,348.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net loss	—	—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation adjustments	—	—	—	—	—	—	(10.8)	(10.8)
Pension and postretirement activity	—	—	—	—	—	—	—	—
Deferred loss on hedging activity	—	—	—	—	—	—	(1.3)	(1.3)
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Activity under share plans	—	—	0.1	6.6	(3.3)	—	—	3.3
Balance at December 31, 2018	65.2	$0.7	(11.1)	$(812.6)	$1,625.0	$1,086.6	$(160.4)	$1,739.3

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company, and its subsidiaries (collectively, “Edgewell” or the “Company”), is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, and feminine care categories. Edgewell operates in more than 20 countries with extensive retail reach across 50 markets.
The Company conducts its business in the following four segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Shave Guard® and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black® and Bulldog® men’s skin care products, and Wet Ones® wipes.
•Feminine Care includes tampons, pads, and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree®, and o.b.® brands.
•Through December 2019, the Company also conducted business in its All Other segment which included infant care products, such as bottles, cups, and pacifiers, sold under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems. The Company completed the sale of the infant and pet care business in December 2019.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 26, 2019.
Recently Adopted Accounting Pronouncements.
In February 2016, the Financial Account Standards Board (“FASB”) issued ASU 2016-02, which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. The Company adopted the standard October 1, 2019, using the modified retrospective approach with no restatement of prior period amounts. As a result of adoption, the Company recognized leased right of use assets and liabilities of $57.4 and $57.5, respectively. The impact to the Consolidated Statement of Earnings and Consolidated Statement of Cash Flows was not material for the first quarter of fiscal 2020. Refer to Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.
In August 2017, the FASB issued ASU 2017-12, which eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The Company adopted the standard effective October 1, 2019. The impact from adoption of this new accounting pronouncement was not material to the Company's financial statements for the first quarter of fiscal 2020.

In June 2018, the FASB issued ASU 2018-07, which simplifies the treatment of share-based payment transactions used in acquiring goods and services from non-employees. The amendments note that measurement of share-based payments used to acquire goods or services should be valued at the grant-date fair value. The grant date is defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the award. Finally, any awards containing a performance condition should be valued considering the probability of satisfying the necessary performance conditions consistent with employee share-based awards. The Company adopted the ASU effective October 1, 2019. The impact from adopting this guidance was not material to the Company's financial statements for the first quarter of fiscal 2020.
Recently Issued Accounting Pronouncements.
In June 2016, the FASB issued ASU 2016-13 intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact the guidance will have on its financial statements. The impact of the new guidance is not expected to be material and will be dependent on the credit quality of the trade receivables outstanding at the date of adoption. The Company evaluates the credit-worthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance is not expected to differ materially.
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
In August 2018, the FASB issued ASU 2018-14, which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The new standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance but does not expect it to result in a material change to the financial statements.
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The guidance is effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance will have on its financial statements.
In December 2019, the FASB issued ASU 2019-12, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period when interim loss exceeds anticipated loss for the year, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for the Company beginning October 1, 2021, with early adoption permitted. The Company is in the process of evaluating the impact this guidance will have on its financial statements.

Note 2 - Divestitures
Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5 which included consideration for providing services for up to one year under a transition services agreement. The Company received proceeds of $107.5 including support for the transition services agreement, and the remaining sales price receivable includes $7.5 reported in current assets and $5.0 reported in other assets as of December 31, 2019. Total assets included in the sale were comprised of $19.5 of inventory, $3.2 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $5.2, net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement.

Note 3 - Restructuring Charges
Project Fuel
In February 2018, the Company announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of the Company’s business and cost structure, simplifying and transforming the organization, structure, and key processes that will enable the Company to achieve its desired future state operations.
The Company has incurred costs and realized savings for Project Fuel beginning in fiscal 2018 through the first quarter of fiscal 2020 and expects to incur additional costs and realize additional savings through fiscal 2021.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2020 would have been as follows:

	Three Months Ended December 31, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$—	$—	$—	$—	$1.3	1.3
Asset impairment and accelerated depreciation	—	—	—	—	—	—
Consulting, project implementation and management, and other exit costs	2.8	—	—	—	3.9	6.7
Total Restructuring	$2.8	$—	$—	$—	$5.2	$8.0

	Three Months Ended December 31, 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$7.3	$0.5	$0.3	$0.1	$1.0	$9.2
Asset impairment and accelerated depreciation	—	—	—	—	0.5	0.5
Consulting, project implementation and management, and other exit costs	2.3	—	—	—	6.5	8.8
Total Restructuring	$9.6	$0.5	$0.3	$0.1	$8.0	$18.5
Pre-tax Selling, General and Administrative expense (“SG&A”) of $1.9 and $1.4 for the three months ended December 31, 2019 and 2018, respectively, associated with certain information technology enablement expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs.

The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2020:

				Utilized
	October 1, 2019	Charge to Income	Other (1)	Cash	Non-Cash	December 31, 2019
Restructuring
Severance and related benefit costs	$8.2	$1.3	$—	$(2.6)	$—	$6.9
Asset impairment and accelerated depreciation	—	—	—	—	—	—
Consulting, project implementation and management, and other exit costs	1.3	6.7	—	(6.4)	—	1.6
Total Restructuring	$9.5	$8.0	$—	$(9.0)	$—	$8.5
(1)Includes the impact of currency translation.

Note 4 - Income Taxes
For the three months ended December 31, 2019, the Company had income tax expense of $7.2 on Earnings before income taxes of $29.6. The effective tax rate for the three months ended December 31, 2019 was 24.4%. The difference between the federal statutory rate and the effective rate is primarily due to the unfavorable impact of the Infant and Pet Care sale.
For the three months ended December 31, 2018, the Company had income tax expense of $8.0 on Earnings before income taxes of $7.6. The effective tax rate for the three months ended December 31, 2018 was 105.7%. The difference between the federal statutory rate and the effective rate is primarily due to a $4.7 net transitional charge related to the Tax Cuts and Jobs Act. The rate was also unfavorably impacted by $18.5 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the impact of the share-based payment guidance.

Note 5 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent (“RSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2019	2018
Basic weighted-average shares outstanding	54.3	54.1
Effect of dilutive securities:
RSE awards	0.1	—
Total dilutive securities	0.1	—
Diluted weighted-average shares outstanding	54.4	54.1
For the three months ended December 31, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.7 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2018, the calculation of diluted weighted-average shares outstanding excludes 0.6 of share options and 0.2 of RSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2019	$960.3	$228.3	$207.0	$69.6	$1,465.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at October 1, 2019	$591.3	$226.3	$207.0	$8.2	$1,032.8

Changes in the three-month period ended December 31, 2019
Infant and Pet Care divestiture	—	—	—	(8.2)	(8.2)
Cumulative translation adjustment	4.2	1.2	0.8	—	6.2

Gross balance at December 31, 2019	$964.5	$229.5	$207.8	$61.4	$1,463.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at December 31, 2019	$595.5	$227.5	$207.8	$—	$1,030.8

	December 31, 2019			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.5	$37.6	$168.9	$206.4	$35.0	$171.4
Technology and patents	76.2	74.5	1.7	78.5	76.4	2.1
Customer related and other	178.4	103.4	75.0	176.0	100.9	75.1
Total amortizable intangible assets	$461.1	$215.5	$245.6	$460.9	$212.3	$248.6
Amortization expense was $4.3 and $4.5 for the three months ended December 31, 2019 and 2018, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2020 and for fiscal 2021, 2022, 2023, 2024, and 2025 is $12.7, $16.5, $16.4, $16.4, $16.3, and $16.3, respectively, and $151.0 thereafter.
The Company had indefinite-lived intangible assets of $598.2 ($179.7 in Wet Shave, $388.6 in Sun and Skin Care, $29.9 in Feminine Care, and $0.0 in All Other) at December 31, 2019, a decrease of $66.1 from September 30, 2019, which was the result of the sale of the Diaper Genie indefinite lived intangible asset. The Company had indefinite-lived trade names and brands of $664.3 ($177.7 in Wet Shave, $387.9 in Sun and Skin Care, $29.9 in Feminine Care, and $68.8 in All Other) at September 30, 2019.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. Refer to the sensitivity analysis in Management's Discussion and Analysis in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2019.
During fiscal 2019, the Company recorded impairment charges of $369.0, $2.0 and $37.0 on the goodwill of the Wet Shave, Skin Care, and Infant Care reporting units, respectively. The fair value of these reporting units was close to the carrying value at September 30, 2019 such that a significant decline in operations of the reporting unit could potentially result in additional impairment. Additionally, the Company recorded impairment charges of $87.0 and $75.0 during fiscal 2019 on the Wet Ones and Diaper Genie indefinite lived trade names, respectively.

Note 7 - Supplemental Balance Sheet Information

	December 31, 2019	September 30, 2019
Inventories
Raw materials and supplies	$58.9	$55.1
Work in process	63.0	66.5
Finished products	245.1	235.6
Total inventories	$367.0	$357.2
Other Current Assets
Miscellaneous receivables	$23.0	$14.9
Inventory returns receivable	0.6	4.9
Prepaid expenses	68.1	65.0
Value added tax collectible from customers	19.7	23.0
Income taxes receivable	16.0	29.1
Other	17.2	3.1
Total other current assets	$144.6	$140.0
Property, Plant and Equipment
Land	$18.9	$18.7
Buildings	137.5	137.4
Machinery and equipment	991.8	992.3
Capitalized software costs	46.3	47.8
Construction in progress	40.4	40.9
Total gross property, plant and equipment	1,234.9	1,237.1
Accumulated depreciation and amortization	(850.1)	(841.1)
Total property, plant and equipment, net	$384.8	$396.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$41.7	$51.9
Accrued trade allowances	23.4	26.2
Accrued salaries, vacations and incentive compensation	34.7	51.5
Income taxes payable	19.6	11.5
Returns reserve	27.0	60.4
Restructuring reserve	8.5	9.5
Value added tax payable	3.0	3.6
Deferred compensation	6.4	10.4
Short term lease obligation	12.0	—
Customer advance payments	1.5	1.7
Other	72.6	78.7
Total other current liabilities	$250.4	$305.4
Other Liabilities
Pensions and other retirement benefits	$149.1	$149.8
Deferred compensation	33.7	30.3
Long term lease obligation	43.6	—
Other non-current liabilities	84.1	78.8
Total other liabilities	$310.5	$258.9

Note 8 - Leases
The Company adopted ASU 2016-02 on October 1, 2019. The Company has elected to utilize the package of practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to October 1, 2019. Additionally, the Company has elected an accounting policy not to separate non-lease components from lease components and instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. For leases that do not provide an implicit rate, the Company uses its secured incremental borrowing rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists, to calculate the present value of the future lease payments.
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment over a contracted period in exchange for payment. The Company evaluates if an arrangement is a lease at the inception date for the agreement. For operating leases entered into prior to October 1, 2019, the right of use (“ROU”) assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date. Certain leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. Leases entered into subsequent to the implementation date calculate the operating lease ROU asset and operating lease liabilities based on the present value of minimum payments over the lease term at the commencement date of the lease.
The Company leases certain offices and manufacturing facilities, warehouses, employee vehicles, and certain manufacturing related equipment. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheet. All recorded leases are classified as operating leases and lease expense is recognized on a straight-line basis over the lease term.
A summary of the company's lease information is as follows:

	Classification	December 31, 2019
Assets
Right of use assets	Other assets	$55.7

Liabilities
Current lease liabilities	Other current liabilities	$12.0
Long-term lease liabilities	Other liabilities	43.6
Total lease liabilities		$55.6

Other information
Weighted-average remaining lease term (years)		11
Weighted-average incremental borrowing rate		7.0%

Three Months Ended December 31, 2019
Statement of Income
Lease cost (1)	$3.7

Other information
Leased assets obtained in exchange for new lease liabilities	$0.1
Cash paid for amounts included in the measurement of lease liabilities	$3.8
(1)Lease expense is included in cost of products sold or SG&A expenses based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's minimum annual rentals including reasonable assured renewal options under lease agreements are as follows:

Operating Leases
2020	$10.7
2021	10.7
2022	8.1
2023	6.7
2024	5.3
2025 and thereafter	42.4
Total future minimum lease commitments	83.9
Less: Imputed Interest	(28.3)
Present value of lease liabilities	$55.6

At September 30, 2019, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements were as follows:

Operating Leases
2020	$13.6
2021	10.5
2022	7.4
2023	5.9
2024	4.6
2025 and thereafter	12.5
Total future minimum lease commitments	54.5

Note 9 - Accounts Receivable Facility
On September 15, 2017, the Company entered into a $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”). Transfers under this Agreement are accounted for as sales of receivables, resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the agreement is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
As of December 31, 2019, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold under this agreement for the quarter ended December 31, 2019 and 2018 were $181.7 and $213.9, respectively. The trade receivables sold that remained outstanding under this agreement as of December 31, 2019 and September 30, 2019 were $67.5 and $74.9, respectively. The net proceeds received were included in cash provided by operating activities and cash provided by investing activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statement of Earnings. For the three months ended December 31, 2019 and 2018, the loss on sale of trade receivables was $0.5 and $0.6, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	December 31, 2019	September 30, 2019
Senior notes, fixed interest rate of 4.7%, due 2021	$600.0	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022	500.0	500.0
U.S. revolving credit facility due 2020	—	117.0
Total long-term debt, including current maturities	1,100.0	1,217.0
Less current portion	—	117.0
Less unamortized debt issuance costs and discount (1) (2)	1.9	2.2
Total long-term debt	$1,098.1	$1,097.8
(1)At December 31, 2019, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $0.6 and $1.0, respectively. At September 30, 2019, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $0.8 and $1.0, respectively.
(2)At December 31, 2019 and September 30, 2019, the balance for the senior notes due 2022 was reflected net of discount of $0.3 and $0.4, respectively.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $17.0 and $14.4 as of December 31, 2019 and September 30, 2019, respectively.

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
The Company’s net periodic pension and postretirement cost for these plans was as follows:

	Three Months Ended December 31,
	2019	2018
Service cost	$1.1	$0.7
Interest cost	3.4	4.7
Expected return on plan assets	(5.8)	(6.3)
Recognized net actuarial loss	2.3	1.0
Settlement loss recognized	0.2	—
Net periodic cost	$1.2	$0.1
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)
OCI before reclassifications (1)	21.5	(3.3)	(0.7)	17.5
Reclassifications to earnings	—	1.8	(0.6)	1.2
Balance at December 31, 2019	$(55.8)	$(161.3)	$(0.1)	$(217.2)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)
OCI before reclassifications (1)	(10.8)	(0.7)	(0.1)	(11.6)
Reclassifications to earnings	—	0.7	(1.2)	(0.5)
Balance at December 31, 2018	$(51.4)	$(110.3)	$1.3	$(160.4)
(1)OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	For the Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2019	2018
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$0.9	$1.8	Other (income) expense, net
	0.9	1.8	Total before tax
	0.3	0.6	Income tax provision
	0.6	1.2	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(2.3)	$(1.0)	(1)
Settlements	(0.2)	—
	(2.5)	(1.0)	Total before tax
	(0.7)	(0.3)	Income tax provision
	(1.8)	(0.7)	Net of tax

Total reclassifications for the period	$(1.2)	$0.5	Net of tax
(1)These AOCI components are included in the computation of net periodic cost (benefit). See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 13 - Financial Instruments and Risk Management
In the course of business, the Company enters into contractual arrangements (also referred to as derivatives), to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at December 31, 2019 and September 30, 2019, as well as the Company’s objectives and strategies for holding derivative instruments.

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

Cash Flow Hedges
At December 31, 2019, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $0.1 and an unrealized pre-tax gain of $1.7 at December 31, 2019 and September 30, 2019, respectively, on these forward currency contracts, which are accounted for as cash flow hedges, and are included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2019 levels over the next 12 months, most of the pre-tax gain included in AOCI at December 31, 2019 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2020. At December 31, 2019, there were 61 open foreign currency contracts with a total notional value of $125.0.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and thus are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three months ended December 31, 2019 resulted in a gain of $0.3, compared to a loss of $1.3 for the three months ended December 31, 2018, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings. At December 31, 2019, there were five open foreign currency derivative contracts not designated as cash flow hedges, with a total notional value of $39.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	December 31, 2019	September 30, 2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(0.1)	$1.7
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.2	$0.4
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2019	2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Loss recognized in OCI (1)	$(0.9)	$(0.2)
Gain reclassified from AOCI into income (effective portion) (1) (2)	0.9	1.8
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$0.3	$(1.3)

(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.
(2)Gain (loss) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At December 31, 2019		At September 30, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$1.0	$(0.7)	$2.4	$(0.5)
Gross amounts offset in the balance sheet	(0.2)	—	—	0.2
Net amounts of assets (liabilities) presented in the balance sheet	$0.8	$(0.7)	$2.4	$(0.3)
(1)All derivative assets are presented in Other current assets or Other assets.
(2)All derivative liabilities are presented in Other current liabilities or Other liabilities.

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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2019	September 30, 2019
Liabilities at estimated fair value:
Deferred compensation	$(40.1)	$(40.6)
Derivatives - foreign currency contracts	0.1	2.1
Net liabilities at estimated fair value	$(40.0)	$(38.5)
At December 31, 2019, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.
At December 31, 2019 and September 30, 2019, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At December 31, 2019 and September 30, 2019, the fair market value of fixed rate long-term debt was $1,095.6 and $1,071.2, respectively, compared to its carrying value of $1,100.0. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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

Note 14 - Segment Data
For an overview of the Company’s segments, refer to Note 1 to Notes to Condensed Consolidated Financial Statements.
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges, and certain costs deemed non-recurring in nature, including: acquisition and integration planning costs, the gain on the disposal of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, legal settlement expenses, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
The Company completed the sale of its Infant and Pet Care business in December 2019. As a result, no additional Net Sales or Segment Profit will be reported for the All Other segment in subsequent periods.
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
Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2019	2018
Net Sales
Wet Shave	$277.0	$287.7
Sun and Skin Care	75.1	66.7
Feminine Care	75.1	74.7
All Other	26.8	28.0
Total net sales	$454.0	$457.1

Segment Profit
Wet Shave	$52.9	$55.0
Sun and Skin Care	0.1	(0.6)
Feminine Care	13.1	7.5
All Other	3.1	1.2
Total segment profit	69.2	63.1
General corporate and other expenses	(13.3)	(13.7)
Restructuring and related costs (1)	(8.0)	(18.5)
Acquisition and integration planning costs (2)	(6.2)	(0.5)
Gain on sale of Infant and Pet Care business	5.2	—
Feminine and Infant Care evaluation costs (3)	(0.3)	—
Sun Care reformulation costs (4)	—	(0.1)
Investor settlement expense (5)	—	(0.9)
Amortization of intangibles	(4.3)	(4.5)
Interest and other expense, net	(12.7)	(17.3)
Total earnings before income taxes	$29.6	$7.6
(1)Includes pre-tax SG&A of $1.9 and $1.4 for the three months ended December 31, 2019 and 2018, respectively, associated with certain information technology enablement expenses for Project Fuel.
(2)Includes pre-tax SG&A of $6.2 and $0.5 for the three months ended December 31, 2019 and 2018, respectively, related to acquisition and integration planning costs.
(3)Includes pre-tax SG&A of $0.3 for the three months ended December 31, 2019.
(4)Includes pre-tax Cost of products sold of $0.1 for the three months ended December 31, 2018.
(5)Includes pre-tax SG&A of $0.9 for the three months ended December 31, 2018.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2019	2018
Net Sales to Customers
United States	$251.1	$251.3
International	202.9	205.8
Total net sales	$454.0	$457.1

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2019	2018
Razors and blades	$244.3	$255.3
Tampons, pads, and liners	75.1	74.7
Skin care products	37.9	33.5
Sun care products	37.2	33.2
Shaving gels and creams	32.7	32.4
Infant care and other	26.8	28.0
Total net sales	$454.0	$457.1

Note 15 - Guarantor and Non-Guarantor Financial Information
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of Edgewell Personal Care Company (the “Parent Company”), the Company’s existing and future direct and indirect domestic subsidiaries that are guarantors of any of the Company’s credit agreements or other indebtedness for borrowed money (the “Guarantors”), the Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries which are not guarantors of any of the Company’s other indebtedness (the “Non-Guarantors”) on a combined basis and eliminations necessary to arrive at the information for the Company as reported, on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantors and the Non-Guarantors.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$296.1	$234.2	$(76.3)	$454.0
Cost of products sold	—	189.3	147.9	(76.3)	260.9
Gross profit	—	106.8	86.3	—	193.1

Selling, general and administrative expense	—	59.1	35.9	—	95.0
Advertising and sales promotion expense	—	20.2	20.9	—	41.1
Research and development expense	—	13.8	—	—	13.8
Restructuring charges	—	3.1	3.0	—	6.1
Gain on sale of Infant and Pet Care business	—	(5.2)	—	—	(5.2)
Interest expense associated with debt	13.3	0.8	0.2	—	14.3
Other (income) expense, net	—	0.8	(2.4)	—	(1.6)
Intercompany service fees	—	(3.1)	3.1	—	—
Equity in earnings of subsidiaries	(32.3)	(21.2)	—	53.5	—
Earnings before income taxes	19.0	38.5	25.6	(53.5)	29.6
Income tax provision (benefit)	(3.4)	6.2	4.4	—	7.2
Net earnings	$22.4	$32.3	$21.2	$(53.5)	$22.4

Statements of Comprehensive Income:
Net earnings	$22.4	$32.3	$21.2	$(53.5)	$22.4
Other comprehensive income, net of tax	18.7	18.7	19.7	(38.4)	18.7
Total comprehensive income	$41.1	$51.0	$40.9	$(91.9)	$41.1

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Three Months Ended December 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$—	$299.7	$236.7	$(79.3)	$457.1
Cost of products sold	—	192.8	150.1	(79.3)	263.6
Gross profit	—	106.9	86.6	—	193.5

Selling, general and administrative expense	—	51.2	36.1	—	87.3
Advertising and sales promotion expense	—	27.4	24.2	—	51.6
Research and development expense	—	12.6	—	—	12.6
Restructuring charges	—	8.9	8.2	—	17.1
Interest expense associated with debt	13.4	2.5	0.1	—	16.0
Other expense, net	—	0.6	0.7	—	1.3
Intercompany service fees	—	(3.6)	3.6	—	—
Equity in earnings of subsidiaries	(9.7)	(11.5)	—	21.2	—
Earnings (loss) before income taxes	(3.7)	18.8	13.7	(21.2)	7.6
Income tax provision (benefit)	(3.3)	9.1	2.2	—	8.0
Net (loss) earnings	$(0.4)	$9.7	$11.5	$(21.2)	$(0.4)

Statements of Comprehensive Loss:
Net (loss) earnings	$(0.4)	$9.7	$11.5	$(21.2)	$(0.4)
Other comprehensive loss, net of tax	(12.1)	(12.1)	(11.6)	23.7	(12.1)
Total comprehensive loss	$(12.5)	$(2.4)	$(0.1)	$2.5	$(12.5)

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$73.0	$178.8	$—	$251.8
Trade receivables, net	—	44.1	139.1	—	183.2
Inventories	—	198.8	168.2	—	367.0
Other current assets	—	63.3	81.3	—	144.6
Total current assets	—	379.2	567.4	—	946.6
Investment in subsidiaries	3,411.8	1,018.7	—	(4,430.5)	—
Intercompany receivables, net (1)	—	892.6	66.8	(959.4)	—
Property, plant and equipment, net	—	279.5	105.3	—	384.8
Goodwill	—	733.0	297.8	—	1,030.8
Other intangible assets, net	—	639.2	204.5	—	843.7
Other assets	0.3	28.0	69.0	—	97.3
Total assets	$3,412.1	$3,970.2	$1,310.8	$(5,389.9)	$3,303.2

Liabilities and Shareholders' Equity
Current liabilities	$6.5	$256.9	$199.1	$—	$462.5
Intercompany payables, net (1)	959.4	—	—	(959.4)	—
Long-term debt	1,098.1	—	—	—	1,098.1
Deferred income tax liabilities	—	71.7	12.3	—	84.0
Other liabilities	—	229.8	80.7	—	310.5
Total liabilities	2,064.0	558.4	292.1	(959.4)	1,955.1
Total shareholders' equity	1,348.1	3,411.8	1,018.7	(4,430.5)	1,348.1
Total liabilities and shareholders' equity	$3,412.1	$3,970.2	$1,310.8	$(5,389.9)	$3,303.2
(1)Intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity, and other intercompany activities in the normal course of business.

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
(1)Intercompany activities include product purchases between Guarantors and Non-Guarantors, charges for services provided by the Parent Company and various subsidiaries to other affiliates within the consolidated entity, and other intercompany activities in the normal course of business.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2019

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operations	$(21.0)	$135.4	$1.8	$(163.1)	$(46.9)

Cash Flow from Investing Activities
Capital expenditures	—	(4.7)	(2.9)	—	(7.6)
Proceeds from sale of Infant and Pet Care business	—	95.8	—	—	95.8
Collection of deferred purchase price from accounts receivable sold	—	2.8	—	—	2.8
Proceeds from sale of assets	—	—	—	—	—
Intercompany receivable/payable, net	—	(22.5)	—	22.5	—
Other, net	—	—	(1.3)	—	(1.3)
Net cash from (used by) investing activities	—	71.4	(4.2)	22.5	89.7

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	50.0	—	—	50.0
Cash payments on debt with original maturities greater than 90 days	—	(167.0)	—	—	(167.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.1)	2.0	—	(0.1)
Intercompany receivable/payable, net	22.5	—	—	(22.5)	—
Intercompany dividends	—	—	(163.1)	163.1	—
Net financing outflow from the Accounts Receivable Facility	—	(14.9)	—	—	(14.9)
Employee shares withheld for taxes	(1.5)	—	—	—	(1.5)
Other, net	—	(2.4)	—	—	(2.4)
Net cash from (used by) financing activities	21.0	(136.4)	(161.1)	140.6	(135.9)

Effect of exchange rate changes on cash	—	—	3.3	—	3.3

Net increase (decrease) in cash and cash equivalents	—	70.4	(160.2)	—	(89.8)
Cash and cash equivalents, beginning of period	—	2.6	339.0	—	341.6
Cash and cash equivalents, end of period	—	73.0	178.8	—	251.8

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2018

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Total
Net cash flow (used by) from operations	$1.5	$(24.6)	$21.7	$(45.0)	$(46.4)

Cash Flow from Investing Activities
Capital expenditures	—	(6.5)	(2.9)	—	(9.4)
Collection of deferred purchase price from accounts receivable sold	—	2.5	—	—	2.5
Proceeds from sale of assets	—	4.0	—	—	4.0
Net cash used by investing activities	—	—	(2.9)	—	(2.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	137.0	—	—	137.0
Cash payments on debt with original maturities greater than 90 days	—	(105.0)	—	—	(105.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(2.6)	1.7	—	(0.9)
Intercompany dividend	—	—	(45.0)	45.0	—
Net financing outflow from the Accounts Receivable Facility	—	(5.1)	—	—	(5.1)
Employee shares withheld for taxes	(1.5)	—	—	—	(1.5)
Net cash from (used by) financing activities	(1.5)	24.3	(43.3)	45.0	24.5

Effect of exchange rate changes on cash	—	—	(1.7)	—	(1.7)

Net decrease in cash and cash equivalents	—	(0.3)	(26.2)	—	(26.5)
Cash and cash equivalents, beginning of period	—	2.5	263.9	—	266.4
Cash and cash equivalents, end of period	$—	$2.2	$237.7	$—	$239.9

Note 16 - Subsequent Event
Harry's Acquisition
On May 9, 2019, the Company announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) under which the Company would combine with Harry’s in a cash and stock transaction that valued Harry’s at $1,370.0 (the “Merger”). The Merger was approved by the Boards of Directors of both our Company and Harry’s. On February 9, 2020, following the U.S Federal Trade Commission’s (“FTC”) lawsuit seeking to block the proposed transaction, the Company terminated its merger agreement with Harry’s. Harry’s has informed the Company that it intends to pursue litigation. The Company believes that such litigation has no merit. Following termination of the Merger Agreement, the previously announced commitment letter between the Company and Bank of America Merrill Lynch pursuant to which Bank of America Merrill Lynch committed to provide a senior secured revolving credit facility and senior secured term loans in connection with the Merger has also been terminated.
The Company incurred costs associated with the combination with Harry’s totaling $6.2 for the three months ended December 31, 2019, which were included in SG&A on the Consolidated Statement of Earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 26, 2019 (the “2019 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2019 Annual Report.
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company (“Edgewell”, “we” or “our Company”) or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, the future earnings and performance of our Company or any of our businesses. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2019 Annual Report.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes Non-GAAP measures. These Non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring charges, acquisition and integration planning costs, and the disposition of the Pet and Infant Care business, Feminine and Infant Care evaluation costs, legal settlement expenses, and the amortization of intangibles. Reconciliations of Non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this Non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events, including the Project Fuel restructuring and acquisition of Harry's, we view the use of Non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This Non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our Non-GAAP measures:

•We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency, acquisitions, and divestitures (including the disposition of the Infant and Pet Care business). This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.
•Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as restructuring charges, acquisition and integration planning costs, the gain or loss on the disposal of a business, business development evaluation costs, legal settlement expenses, and the related tax effects of these items.

•Adjusted effective tax rate is defined as the effective tax rate excluding items such as restructuring charges, acquisition and integration planning costs, the gain or loss on the disposal of a business, business development evaluation costs, legal settlement expenses, and the related tax effects of these items from the income tax provision and earnings before income taxes.
•Free cash flow is defined as net cash from operating activities less net capital expenditures. Free cash flow conversion is defined as free cash flow as a percentage of net earnings adjusted for the net impact of non-cash impairments.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share, and industry market size are based on our estimates using internal data and data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise and have not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in the “Risk Factors” section of our 2019 Annual Report. These, and other factors, could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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

Significant Events
Divestiture
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5 which included consideration for providing services for up to one year under a transition services agreement. For further information on our restructuring projects, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

Project Fuel
In February 2018, we announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes that will enable us to achieve our desired future state operations.
In addition to the expected cost savings and improved profitability, Project Fuel is designed to strengthen our challenger culture and reinforce our consumer-centric organizational focus. It is also designed to simplify the organization and streamline ways of working in order to increase competitiveness, speed and agility, and ensure we have the skills, capabilities and investments needed to compete in a rapidly changing marketplace.
In the first quarter of fiscal 2020, Project Fuel related savings were approximately $15, bringing cumulative savings to $152 for Project Fuel to date. Restructuring and related charges and capital expenditures were $8.0 and $4.8, respectively, in the first quarter of fiscal 2020.
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
For further information on our restructuring projects, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Executive Summary
The following is a summary of key results for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring charges, acquisition and integration planning costs, the gain on the disposition of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, legal settlement expenses, and the impact of the Tax Act as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are Non-GAAP measures.

First Quarter of Fiscal 2020
•Net sales in the first quarter of fiscal 2020 were $454.0, down 0.7% compared to the prior year quarter, inclusive of a 0.2% decline from the sale of the Infant and Pet Care business and a 0.5% decline due to currency movements. Excluding the divestiture of Infant and Pet Care business and currency movements, organic net sales were flat compared to the prior year period, as growth in Sun and Skin Care from increased volumes, was offset by declines in Wet Shave.
•Net earnings in the first quarter of fiscal 2020 was $22.4 compared to a loss of $0.4 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first quarter of fiscal 2020 increased 48.0% to $29.9. The improvement was primarily driven by improved gross margin and lower advertising and promotion expense (“A&P”).
•Net earnings per diluted share during the first quarter of fiscal 2020 were $0.41 compared to a loss of $0.01 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first quarter of fiscal 2020 was $0.55 compared to $0.37 in the prior year quarter.

	Quarter Ended December 31,
	Net Earnings		Diluted EPS
	2019	2018	2019	2018
Net (Loss) Earnings and Diluted EPS — GAAP	$22.4	$(0.4)	$0.41	$(0.01)
Restructuring and related costs, net	8.0	18.5	0.15	0.34
Acquisition and integration planning costs	6.2	0.5	0.11	0.01
Gain on sale of Infant and Pet Care business	(5.2)	—	(0.10)	—
Feminine and Infant Care evaluation costs	0.3	—	0.01	—
Sun Care reformulation costs	—	0.1	—	—
Investor settlement expense	—	0.9	—	0.02
Income taxes (1)	(1.8)	0.6	(0.03)	0.01
Adjusted Net Earnings and Adjusted Diluted EPS — Non-GAAP	$29.9	$20.2	$0.55	$0.37

Weighted-average shares outstanding — Diluted			54.4	54.1
(1)Includes Income tax expense for adjustments to Net Earnings and Diluted EPS — GAAP for fiscal 2020 and 2019. Additionally, the first quarter of fiscal 2019 was impacted by $4.7 related to the transition tax from the Tax Act.

Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2020, as compared to the corresponding period in fiscal 2019, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Quarter Ended December 31, 2019
	Q1	% Chg
Net sales - prior year	$457.1
Organic	—	—%
Impact of Infant and Pet Care divestiture	(1.0)	(0.2)%
Impact of currency	(2.1)	(0.5)%
Net sales - current year	$454.0	(0.7)%

For the first quarter of fiscal 2020, net sales were $454.0, a 0.7% decrease when compared with the prior year period. Excluding the impact of the Infant and Pet Care divestiture and currency movements, organic net sales were flat versus the prior year period. Organic net sales growth in the Sun and Skin Care and Feminine Care segments was offset by declines in Wet Shave. North America organic net sales grew for the first time since the fourth quarter of fiscal 2016, increasing 60 basis points over the prior year period.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $193.1 during the first quarter of fiscal 2020, as compared to $193.5 in the prior year period. Gross margin as a percent of net sales for the first quarter of fiscal 2020 was 42.5%, representing a 20 basis point increase over the prior year gross margin of 42.3%. The improvement in gross margin percentage compared to the prior year quarter is primarily related to lower sourcing and distribution costs as a result of Project Fuel and positive mix, offset partially by increased price investment and trade spend.

Selling, General and Administrative Expense
SG&A was $95.0 in the first quarter of fiscal 2020, or 20.9% of net sales, as compared to $87.3 in the prior year period, or 19.1% of net sales. Excluding SG&A costs associated with the acquisition and integration planning, Project Fuel, and expenses associated with the divestiture of the Infant and Pet Care business, SG&A as a percent of net sales increased by 50 basis points. The increase in SG&A as a percent of sales was driven by higher personnel costs in the current year quarter including deferred compensation related expenses. These increases were partially offset by savings generated through reduction of overheads as an initiative for Project Fuel.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2020, A&P was $41.1, down $10.5 as compared to the prior year period. A&P spending as a percent of net sales was 9.1%, as compared to 11.3% in the prior year period. The decline in A&P was a planned decrease in spending and is related to the Hydro and Intuition f.a.b. campaigns in the prior year period.

Research and Development Expense
Research and development expense (“R&D”) for the first quarter of fiscal 2020 was $13.8, compared to $12.6 in the prior year period. As a percent of sales, R&D was 3.0% in the first quarter of fiscal 2020 compared to 2.8% in the prior year period. The increase in R&D as a percent of net sales compared to the prior year is primarily driven by incremental investments in resources and capabilities in support of the Company’s focus on innovation and development.

Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2020 was $14.3, a decrease from the prior year period of $16.0. The decline in interest expense was the result of lower average outstanding debt primarily related to the $185 term loan due April 2019 (the “Term Loan”) that was repaid in the second quarter of fiscal 2019. Additionally, there were no borrowings under the U.S. revolving credit facility as of December 31, 2019.

Other (Income) Expense, Net
Other income was $1.6 in the first quarter of fiscal 2020 compared to expense of $1.3 in the prior year period. The increase compared to the prior period relates to favorable foreign currency exchange contract gains and revaluation of nonfunctional currency balance sheet exposures, partially offset by increased pension expense.

Income Tax Provision
The effective tax rate for the first quarter of fiscal 2020 was 24.4% compared to 105.7% in the prior year period. The effective tax rate includes the unfavorable impact of the disposition of the Infant and Pet Care business and restructuring and other related costs in lower tax rate jurisdictions. The effective tax rate for the prior period includes a $4.7 increase in tax expense related to net charges from the Tax Act. The rate was also unfavorably impacted by $18.5 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the share-based payment guidance. Excluding the tax impact of restructuring charges, acquisition and integration planning costs, the gain on the disposition of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, and legal settlement expenses, the adjusted effective tax rate was 23.2% and 26.6% for the first quarter of fiscal 2019 and fiscal 2018, respectively. The adjusted effective tax rate for fiscal 2020 is expected to be in the range of 20.0% to 22.0%; however, both the effective tax rate and the adjusted effective tax rate are dependent upon the mix of earnings in various tax jurisdictions.
The following table presents a reconciliation of the adjusted effective tax rate, which is a Non-GAAP measure:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$29.6	$9.3	$38.9	$7.6	$20.0	$27.6
Income tax provision	7.2	1.8	9.0	8.0	(0.6)	7.4
Net (loss) earnings	$22.4	$7.5	$29.9	$(0.4)	$20.6	$20.2

Effective tax rate	24.4%			105.7%
Adjusted effective tax rate			23.2%			26.6%
(1)Includes adjustments for the impact of the Tax Act, restructuring charges, acquisition and integration planning costs, the gain on the divestiture of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, and legal settlement expense. See reconciliation of net earnings to adjusted net earnings.

Segment Results
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2020, compared to the corresponding period in fiscal 2019, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 14 of Notes to Condensed Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
Quarter Ended December 31, 2019
	Q1	% Chg
Net sales - prior year	$287.7
Organic	(9.4)	(3.3)%
Impact of currency	(1.3)	(0.4)%
Net sales - current year	$277.0	(3.7)%
Wet Shave net sales for the first quarter of fiscal 2020 decreased 3.7%, inclusive of a 0.4% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $9.4, or 3.3%, reflecting declines in Men's Systems and Disposables, partly offset by growth in Women's Systems and Shave Preps. By region, North America organic net sales declined 3.0%, driven by lower volumes and unfavorable pricing, while International markets declined 3.5%, largely impacted by last quarter's increased sales volume ahead of a VAT increase in Japan.

Segment Profit - Wet Shave
Quarter Ended December 31, 2019
	Q1	% Chg
Segment profit - prior year	$55.0
Organic	(2.0)	(3.6)%
Impact of currency	(0.1)	(0.2)%
Segment profit - current year	$52.9	(3.8)%
Wet Shave segment profit for the first quarter of fiscal 2020 was $52.9, down $2.1, or 3.8%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $2.0, or 3.6%, as unfavorable price mix in Men's and Women's Systems and lower volumes were partially offset by planned lower advertising and promotional spend.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit historically have been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter Ended December 31, 2019
	Q1	% Chg
Net sales - prior year	$66.7
Organic	9.1	13.6%
Impact of currency	(0.7)	(1.0)%
Net sales - current year	$75.1	12.6%
Sun and Skin Care net sales for the first quarter of fiscal 2020 increased 12.6%, inclusive of a 1.0% decline due to currency movements. Excluding the impact of currency movements, organic net sales increased $9.1, or 13.6%, driven by volume growth in Sun Care, Grooming, and Wipes, as well as favorable price mix. Geographically, organic net sales growth increased in North America and International, with strong performance in Oceania.

Segment Profit - Sun and Skin Care
Quarter Ended December 31, 2019
	Q1	% Chg
Segment profit - prior year	$(0.6)
Organic	0.8	133.3%
Impact of currency	(0.1)	(16.6)%
Segment loss - current year	$0.1	116.7%
Segment profit for the first quarter of fiscal 2020 was $0.1, an improvement of $0.7 or 116.7% compared to the prior year quarter, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $0.8, or 133.3%, driven by higher gross margin from higher volumes in North America and Latin America and favorable price mix in Asia Pacific. These increases were partially offset by unfavorable cost mix from higher obsolescence charges in North America and increased A&P spend to support Sun Care in North America and Asia Pacific.

Feminine Care

Net Sales - Feminine Care
Quarter Ended December 31, 2019
	Q1	% Chg
Net sales - prior year	$74.7
Organic	0.5	0.7%
Impact of currency	(0.1)	(0.1)%
Net sales - current year	$75.1	0.6%
Feminine Care net sales for the first quarter of fiscal 2020 increased $0.4, or 0.6%, inclusive of a 0.1% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales increased 0.7%, driven by volume growth in Sport and o.b. tampons and improved price mix in Gentle Glide partially offset by declines in Stayfree pads.

Segment Profit - Feminine Care
Quarter Ended December 31, 2019
	Q1	%Chg
Segment profit - prior year	$7.5
Organic	5.6	74.7%
Impact of currency	—	—%
Segment profit - current year	$13.1	74.7%
Feminine Care segment profit for the first quarter of fiscal 2020 was $13.1, an increase of $5.6, or 74.7%. The increase in segment profit was driven by favorable materials price and usage, higher volumes, lower freight costs and lower A&P, of which a portion was shifted to trade spend.

All Other
The Infant and Pet Care divestiture completed in December 2019 effectively disposed of the entirety of operations of the All Other segment. The results below represent segment performance through the sale date.

Net Sales - All Other
Quarter Ended December 31, 2019
	Q1	%Chg
Net sales - prior year	$28.0
Organic	(0.2)	(0.7)%
Impact of divestiture	(1.0)	(3.6)%
Impact of currency	—	—%
Net sales - current year	$26.8	(4.3)%
All Other net sales for the first quarter of fiscal 2020 decreased 4.3%, inclusive of a 3.6% decline from the impact of the Infant and Pet Care divestiture. Excluding the impact of the divestiture, organic net sales declined 0.7% compared to the prior year quarter.

Segment Profit - All Other
Quarter Ended December 31, 2019
	Q1	%Chg
Segment profit - prior year	$1.2
Organic	0.3	25.0%
Impact of divestiture	1.6	133.3%
Impact of currency	—	—%
Segment profit - current year	$3.1	158.3%
All Other segment profit for the first quarter of fiscal 2020 was $3.1, an increase of $1.9, or 158.3% compared to the prior year quarter driven by the divestiture of the Infant and Pet Care business.

General Corporate and Other Expenses

	Quarter Ended December 31,
	2019	2018
Corporate expenses	$13.3	$13.7
Restructuring and related costs	8.0	18.5
Acquisition and integration planning costs	6.2	0.5
Gain on sale of Infant and Pet Care business	(5.2)	—
Feminine and Infant Care evaluation costs	0.3	—
Sun Care reformulation	—	0.1
Legal expense	—	0.9
General corporate and other expenses	$22.6	$33.7
% of net sales	5.0%	7.4%

For the first quarter of fiscal 2020, general corporate expenses were $13.3, or 2.9% of net sales, compared to $13.7, or 3.0% of net sales, in the prior year quarter. The decline in corporate expense relates to Project Fuel savings, prior year legal costs that were not recurring, which was partially offset by increased personnel costs.

Liquidity and Capital Resources
At December 31, 2019, most of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,117.0 at December 31, 2019. Our total borrowings at September 30, 2019 were $1,231.4.
As of December 31, 2019, we did not have any outstanding borrowings under our unsecured revolving credit facility in the U.S. (the “Revolving Facility”). We had $7.4 of outstanding letters of credit. Taking into account outstanding letters of credit at December 31, 2019, $717.6 remains available under the Revolving Facility. At September 30, 2019, we had outstanding borrowings of $117.0 under the Revolving Facility. The Revolving Facility matures in June 2020 and $600.0 of the senior notes mature in May 2021. We expect to refinance both prior to their maturity.
We had outstanding international borrowings, recorded in Notes payable, of $17.0 and $14.4 as of December 31, 2019 and September 30, 2019, respectively.
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
The expected minimum required contribution to our pension plans in fiscal 2020 is $10.4; however, discretionary contributions may also be made. During the first quarter of fiscal 2020 we contributed $1.3 to our pension plans.
As of December 31, 2019, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2019	2018
Net cash (used by) from:
Operating activities	$(46.9)	$(46.4)
Investing activities	89.7	(2.9)
Financing activities	(135.9)	24.5
Effect of exchange rate changes on cash	3.3	(1.7)
Net decrease in cash and cash equivalents	$(89.8)	$(26.5)
Operating Activities
Cash flow used by operating activities was $46.9 during the first quarter of fiscal 2020, compared to $46.4 during the same period in the prior year. Due to the seasonality of our Company’s business, primarily in Sun Care, the first fiscal quarter is typically the lowest operating cash flow quarter of the year.

Investing Activities
Cash flow from investing activities was $89.7 during the first quarter of fiscal 2020, compared to cash used by investing activities of $2.9 during the same period in the prior year. During the three months ended December 31, 2019, we collected $95.8 of proceeds from the sale of the Infant and Pet Care business. Capital expenditures were $7.6 during the first quarter of fiscal 2020 compared to $9.4 during the same period in the prior year. Additionally, other investing cash inflows totaled $1.5 during the first quarter of fiscal 2020 compared to $6.5 in the prior year quarter.
Financing Activities
Net cash used by financing activities was $135.9 during the first quarter of fiscal 2020, compared to net cash from financing activities of $24.5 during the same period in the prior year. During the first quarter of fiscal 2020, we made repayments of $117.0 on the Revolving Facility. Additionally, financing outflows associated with the Accounts Receivable Facility were $14.9 the first quarter of fiscal 2020 compared to financing outflows of $5.1 in the prior year quarter.

Share Repurchases
During the first quarter of fiscal 2020, we did not repurchase any shares of our common stock. We have 10.0 common shares available for repurchase in the future under the Board’s authorization to repurchase our common shares. Any future share repurchases may be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Commitments and Contingencies
Contractual Obligations
During the first three months of fiscal 2020, net repayments on our revolving credit facilities were $117.0. As of December 31, 2019, future minimum repayments of debt were: $600.0 in fiscal 2021, and $500.0 in fiscal 2022.
There have been no other material changes in our contractual obligations since the presentation in our 2019 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 13 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2019, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of December 31, 2019, our outstanding variable-rate debt included $17.0 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would not increase materially.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2019 Annual Report.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
We implemented changes to internal controls due to the adoption of Accounting Standards Update 2016-02 for leases effective October 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for leases under the new accounting standard. Other than described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2019	90	$29.85	—	10,000,000
November 1 to 30, 2019	42,354	32.48	—	10,000,000
December 1 to 31, 2019	—	—	—	10,000,000
(1)42,444 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board of Directors approved an authorization to repurchase up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the first quarter of fiscal 2020, we did not repurchase any shares under this authorization.
(3)Includes $0.02 per share of brokerage fee commissions.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013)

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2015)

3.3	Amended and Restated Bylaws of the Company effective June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 1, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets at December 31, 2019 and September 30, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2019 and 2018 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained the XBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	February 10, 2020