Form 10-Q
period 2020-03-31
EDGEWELL PERSONAL CARE Co
filed 2020-05-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Common shares, $0.01 par value - 54,338,877 shares as of April 30, 2020.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$523.0	$546.7	$977.0	$1,003.8
Cost of products sold	280.0	295.8	540.9	559.4
Gross profit	243.0	250.9	436.1	444.4

Selling, general and administrative expense	121.5	98.1	216.5	185.4
Advertising and sales promotion expense	47.0	47.9	88.1	99.5
Research and development expense	13.9	14.0	27.7	26.6
Restructuring charges	6.5	13.5	12.6	30.6
Gain on sale of Infant and Pet Care business	1.1	—	(4.1)	—
Interest expense associated with debt	13.9	16.4	28.2	32.4
Other expense (income), net	10.9	(2.7)	9.3	(1.4)
Earnings before income taxes	28.2	63.7	57.8	71.3
Income tax provision	8.7	15.5	15.9	23.5
Net earnings	$19.5	$48.2	$41.9	$47.8

Earnings per share:
Basic net earnings per share	$0.36	$0.89	$0.77	$0.88
Diluted net earnings per share	$0.36	$0.89	$0.77	$0.88

Statements of Comprehensive Income:
Net earnings	$19.5	$48.2	$41.9	$47.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(27.9)	(11.2)	(6.4)	(22.0)
Pension and postretirement activity, net of tax of $0.5, $0.2, $(0.1) and $0.3	0.8	0.3	(0.7)	0.3
Deferred gain (loss) on hedging activity, net of tax of $0.7, $0.2, $0.1 and $(0.5)	1.6	0.3	0.3	(1.0)
Total other comprehensive loss, net of tax	(25.5)	(10.6)	(6.8)	(22.7)
Total comprehensive (loss) income	$(6.0)	$37.6	$35.1	$25.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2020	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$308.8	$341.6
Trade receivables, less allowance for doubtful accounts of $8.5 and $5.6	209.8	205.6
Inventories	340.1	357.2
Other current assets	130.5	140.0
Total current assets	989.2	1,044.4
Property, plant and equipment, net	372.0	396.0
Goodwill	1,023.6	1,032.8
Other intangible assets, net	836.2	912.9
Other assets	87.5	34.8
Total assets	$3,308.5	$3,420.9

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$117.0
Notes payable	17.7	14.4
Accounts payable	190.3	222.8
Other current liabilities	278.2	305.4
Total current liabilities	486.2	659.6
Long-term debt	1,098.3	1,097.8
Deferred income tax liabilities	84.7	101.1
Other liabilities	292.0	258.9
Total liabilities	1,961.2	2,117.4
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,323,530 and 54,206,746 outstanding	0.7	0.7
Additional paid-in capital	1,626.1	1,627.7
Retained earnings	756.7	714.8
Common shares in treasury at cost, 10,928,459 and 11,045,243	(793.5)	(803.8)
Accumulated other comprehensive loss	(242.7)	(235.9)
Total shareholders’ equity	1,347.3	1,303.5
Total liabilities and shareholders’ equity	$3,308.5	$3,420.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2020	2019
Cash Flow from Operating Activities
Net earnings	$41.9	$47.8
Depreciation and amortization	44.5	46.4
Share-based compensation expense	10.2	10.0
Loss on sale of assets	0.3	0.9
Gain on sale of Infant and Pet Care business	(4.1)	—
Deferred compensation payments	(8.7)	(5.2)
Deferred income taxes	(15.5)	(0.3)
Other, net	8.9	4.5
Changes in operating assets and liabilities	(60.3)	(136.0)
Net cash from (used by) operating activities	17.2	(31.9)

Cash Flow from Investing Activities
Capital expenditures	(16.8)	(22.9)
Proceeds from sale of Infant and Pet Care business	95.8	—
Proceeds from sale of assets	—	4.0
Collection of deferred purchase price on accounts receivable sold	3.3	5.0
Other, net	(1.2)	—
Net cash from (used by) from investing activities	81.1	(13.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	50.0	253.0
Cash payments on debt with original maturities greater than 90 days	(167.0)	(45.0)
Term Loan repayment	—	(185.0)
Net increase in debt with original maturities of 90 days or less	2.4	3.5
Net financing (outflow) inflow from the Accounts Receivable Facility	(14.4)	2.3
Employee shares withheld for taxes	(1.5)	(1.5)
Net cash (used by) from financing activities	(130.5)	27.3

Effect of exchange rate changes on cash	(0.6)	(3.3)

Net decrease in cash and cash equivalents	(32.8)	(21.8)
Cash and cash equivalents, beginning of period	341.6	266.4
Cash and cash equivalents, end of period	$308.8	$244.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2019	65.2	$0.7	(10.9)	$(795.3)	$1,622.7	$737.2	$(217.2)	$1,348.1
Net earnings	—	—	—	—	—	19.5	—	19.5
Foreign currency translation adjustments	—	—	—	—	—	—	(27.9)	(27.9)
Pension and postretirement activity	—	—	—	—	—	—	0.8	0.8
Deferred gain on hedging activity	—	—	—	—	—	—	1.6	1.6
Activity under share plans	—	—	—	1.8	3.4	—	—	5.2
Balance at March 31, 2020	65.2	$0.7	(10.9)	$(793.5)	$1,626.1	$756.7	$(242.7)	$1,347.3

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	41.9	—	41.9
Foreign currency translation adjustments	—	—	—	—	—	—	(6.4)	(6.4)
Pension and postretirement activity	—	—	—	—	—	—	(0.7)	(0.7)
Deferred gain on hedging activity	—	—	—	—	—	—	0.3	0.3
Activity under share plans	—	—	0.1	10.3	(1.6)	—	—	8.7
Balance at March 31, 2020	65.2	$0.7	(10.9)	$(793.5)	$1,626.1	$756.7	$(242.7)	$1,347.3

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2018	65.2	$0.7	(11.1)	$(812.6)	$1,625.0	$1,086.6	$(160.4)	$1,739.3
Net earnings	—	—	—	—	—	48.2	—	48.2
Foreign currency translation adjustments	—	—	—	—	—	—	(11.2)	(11.2)
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred gain on hedging activity	—	—	—	—	—	—	0.3	0.3
Activity under share plans	—	—	—	0.2	5.0	—	—	5.2
Balance at March 31, 2019	65.2	$0.7	(11.1)	$(812.4)	$1,630.0	$1,134.8	$(171.0)	$1,782.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net earnings	—	—	—	—	—	47.8	—	47.8
Foreign currency translation adjustments	—	—	—	—	—	—	(22.0)	(22.0)
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred loss on hedging activity	—	—	—	—	—	—	(1.0)	(1.0)
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Activity under share plans	—	—	0.1	6.8	1.7	—	—	8.5
Balance at March 31, 2019	65.2	$0.7	(11.1)	$(812.4)	$1,630.0	$1,134.8	$(171.0)	$1,782.1

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
The Company conducts its business in the following three segments:
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
Through December 2019, the Company also conducted business in its All Other segment which included infant care products, such as bottles, cups, and pacifiers, sold under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems. The Company completed the sale of the Infant and Pet Care business in December 2019.
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
Recently Adopted Accounting Pronouncements.
In February 2016, the Financial Account Standards Board (“FASB”) issued ASU 2016-02, which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. The Company adopted the standard effective October 1, 2019, using the modified retrospective approach with no restatement of prior period amounts. As a result of adoption, the Company recognized leased right of use assets and liabilities of $57.4 and $57.5, respectively. The impact to the Consolidated Statement of Earnings and Consolidated Statement of Cash Flows was not material for the first six months of fiscal 2020. Refer to Note 8 in the Notes to the Condensed Consolidated Financial Statements for further discussion.
In August 2017, the FASB issued ASU 2017-12, which eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The Company adopted the standard effective October 1, 2019. The impact from adoption of this new accounting pronouncement was not material to the Company's financial statements for the first six months of fiscal 2020.

In June 2018, the FASB issued ASU 2018-07, which simplifies the treatment of share-based payment transactions used in acquiring goods and services from non-employees. The amendments note that measurement of share-based payments used to acquire goods or services should be valued at the grant-date fair value. The grant date is defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the award. Finally, any awards containing a performance condition should be valued considering the probability of satisfying the necessary performance conditions consistent with employee share-based awards. The Company adopted the standard effective October 1, 2019. The impact from adopting this guidance was not material to the Company's financial statements for the first six months of fiscal 2020.
Recently Issued Accounting Pronouncements.
In June 2016, the FASB issued ASU 2016-13 intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact, if any, this guidance will have on its financial statements but does not expect it will be material and will be dependent on the credit quality of the trade receivables outstanding at the date of adoption. The Company evaluates the creditworthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance is not expected to differ materially.
In August 2018, the FASB issued ASU 2018-13 adjusting the disclosure requirements for fair value measurements. The guidance updates the disclosure requirements regarding leveling of fair value assets and the valuation of Level 3 fair value measurements. The standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact, if any, this guidance will have on its financial statements but does not expect it will result in a material change to the financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-14, which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The new standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact, if any, this guidance will have on its financial statement but does not expect it will result in a material change to the financial statements.
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this standard require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The guidance is effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact, if any, this guidance will have on its financial statements.
In December 2019, the FASB issued ASU 2019-12, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period when interim loss exceeds anticipated loss for the year, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for the Company beginning October 1, 2021, with early adoption permitted. The Company is in the process of evaluating the impact, if any, this guidance will have on its financial statements.

In March 2020, the FASB issued ASU 2020-04, which provides optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The amendments provide expedients and exceptions to GAAP for contracts, hedging relationships, and other transactions affected by reference rate reform including contracts within the scope of Topic 310 Receivables and Topic 470 Debt, which should be accounted for prospectively adjusting the effective interest rate. Modifications within the scope of Topic 842 should be accounted for as a continuation with no reassessment of lease classification and discount rate. Additionally, modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative. The Company is in the process of evaluating the impact, if any, this guidance will have on its financial statements including the evaluation of its debt hedging agreements.

Note 2 - Divestitures
Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5, which included consideration for providing services to the purchaser for up to one year under a transition services agreement. The Company received proceeds of $107.5, which includes the consideration for providing support under the transition services agreement, and the remaining sales price receivable includes $7.5 reported in current assets and $5.0 reported in other assets as of March 31, 2020. Total assets included in the sale were comprised of $18.8 of inventory, $3.6 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $4.1, net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement.

Note 3 - Restructuring Charges
Project Fuel
In February 2018, the Company announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of the Company’s business and cost structure, simplifying and transforming the organization, structure, and key processes that will enable the Company to achieve its desired future state operations.
The Company has incurred costs and realized savings for Project Fuel beginning in fiscal 2018 through the second quarter of fiscal 2020 and expects to incur additional costs and realize additional savings through fiscal 2021.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for the three and six months ended March 31, 2020 and 2019 would have been as follows:

	Three Months Ended March 31, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$—	$—	$0.6	0.8
Asset impairment and accelerated depreciation	1.0	—	—	—	1.0
Consulting, project implementation and management, and other exit costs	3.0	0.2	0.2	7.2	10.6
Total Restructuring	$4.2	$0.2	$0.2	$7.8	$12.4

	Six Months Ended March 31, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$—	$—	$1.9	2.1
Asset impairment and accelerated depreciation	1.0	—	—	—	1.0
Consulting, project implementation and management, and other exit costs	5.8	0.2	0.2	11.1	17.3
Total Restructuring	$7.0	$0.2	$0.2	$13.0	$20.4

	Three Months Ended March 31, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$4.4	$1.7	$0.9	$0.3	$1.8	$9.1
Asset impairment and accelerated depreciation	0.5	—	—	—	—	0.5
Consulting, project implementation and management, and other exit costs	—	—	—	—	5.8	5.8
Total Restructuring	$4.9	$1.7	$0.9	$0.3	$7.6	$15.4

	Six Months Ended March 31, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$11.7	$2.2	$1.2	$0.4	$2.8	$18.3
Asset impairment and accelerated depreciation	0.5	—	—	—	0.5	1.0
Consulting, project implementation and management, and other exit costs	2.3	—	—	—	12.3	14.6
Total Restructuring	$14.5	$2.2	$1.2	$0.4	$15.6	$33.9
Pre-tax Selling, General and Administrative expense (“SG&A”) of $5.8 and $7.7 for the three and six months ended March 31, 2020, respectively, and $1.9 and $3.3 for the three and six months ended March 31, 2019, respectively, associated with certain information technology enablement expenses and compensation expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs. Pre-tax Cost of products sold of $0.1 for the three and six months ended March 31, 2020, related to inventory write-offs associated with Project Fuel, were included in Asset impairment and accelerated depreciation.
The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2020:

				Utilized
	October 1, 2019	Charge to Income	Other (1)	Cash	Non-Cash	March 31, 2020
Restructuring
Severance and related benefit costs	$8.2	$2.1	$(0.1)	$(6.1)	$—	$4.1
Asset impairment and accelerated depreciation	—	1.0	—	—	(1.0)	—
Consulting, project implementation and management, and other exit costs	1.3	17.3	—	(17.6)	—	1.0
Total Restructuring	$9.5	$20.4	$(0.1)	$(23.7)	$(1.0)	$5.1
(1)Includes the impact of currency translation.

Note 4 - Income Taxes
For the three and six months ended March 31, 2020, the Company had income tax expense of $8.7 and $15.9, respectively, on Earnings before income taxes of $28.2 and $57.8, respectively. The effective tax rate for the three and six months ended March 31, 2020 was 30.6% and 27.4%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to the unfavorable impact of the sale of the Infant and Pet Care business.
For the three and six months ended March 31, 2019, the Company had income tax expense of $15.5 and $23.5, respectively, on Earnings before income taxes of $63.7 and $71.3, respectively. The effective tax rate for the three and six months ended March 31, 2019 was 24.4% and 33.0%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to a $4.7 net transitional charge related to the Tax Cuts and Jobs Act. The rate was also unfavorably impacted by $33.9 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the impact of equity compensation.

Note 5 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent (“RSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Basic weighted-average shares outstanding	54.3	54.1	54.3	54.1
Effect of dilutive securities:
RSE awards	0.2	0.2	0.2	0.2
Total dilutive securities	0.2	0.2	0.2	0.2
Diluted weighted-average shares outstanding	54.5	54.3	54.5	54.3
For the three and six months ended March 31, 2020, the calculation of diluted weighted-average shares outstanding excludes 0.7 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For the three and six months ended March 31, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.5 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2019	$960.3	$228.3	$207.0	$69.6	$1,465.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at October 1, 2019	$591.3	$226.3	$207.0	$8.2	$1,032.8

Changes in the six-month period ended March 31, 2020
Infant and Pet Care divestiture	—	—	—	(8.2)	(8.2)
Cumulative translation adjustment	1.2	0.2	(2.4)	—	(1.0)

Gross balance at March 31, 2020	$961.5	$228.5	$204.6	$61.4	$1,456.0
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at March 31, 2020	$592.5	$226.5	$204.6	$—	$1,023.6

	March 31, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.5	$40.0	$166.5	$206.4	$35.0	$171.4
Technology and patents	76.1	74.6	1.5	78.5	76.4	2.1
Customer related and other	175.3	103.7	71.6	176.0	100.9	75.1
Total amortizable intangible assets	$457.9	$218.3	$239.6	$460.9	$212.3	$248.6
Amortization expense was $4.2 and $8.5 for the three and six months ended March 31, 2020, respectively, and $4.5 and $9.0 for the three and six months ended March 31, 2019, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2020 and for fiscal 2021, 2022, 2023, 2024, and 2025 is $8.4, $16.3, $16.2, $16.2, $16.1, and $16.1, respectively, and $150.3 thereafter.

The Company had indefinite-lived intangible assets of $596.6 ($178.7 in Wet Shave, $388.0 in Sun and Skin Care, $29.9 in Feminine Care, and $0.0 in All Other) at March 31, 2020, a decrease of $67.7 from September 30, 2019, which was primarily the result of the sale of the Diaper Genie indefinite lived intangible asset, offset by foreign currency fluctuations. The Company had indefinite-lived trade names and brands of $664.3 ($177.7 in Wet Shave, $387.9 in Sun and Skin Care, $29.9 in Feminine Care, and $68.8 in All Other) at September 30, 2019.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, which included the impact of the COVID-19 pandemic for the quarter ended March 31, 2020. The Company determined there was no triggering event requiring an interim impairment analysis in the quarter ended March 31, 2020. However, the duration and severity of COVID-19 could result in future impairment charges as a prolonged pandemic could impact the results of the Company’s operations and changes to the assumptions utilized in the determination of the estimated fair value of the Company’s goodwill and indefinite-lived intangible assets including long term growth rates and discount rates. This could be significant enough that an interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. Refer to the sensitivity analysis in Management's Discussion and Analysis in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2019.
During fiscal 2019, the Company recorded impairment charges of $369.0, $2.0, and $37.0 on the goodwill of the Wet Shave, Skin Care, and Infant Care reporting units, respectively. The fair value of these reporting units was close to the carrying value at September 30, 2019 such that a significant decline in operations of the reporting unit could potentially result in additional impairment. Additionally, the Company recorded impairment charges of $87.0 and $75.0 during fiscal 2019 on the Wet Ones and Diaper Genie indefinite lived trade names, respectively.

Note 7 - Supplemental Balance Sheet Information

	March 31, 2020	September 30, 2019
Inventories
Raw materials and supplies	$55.3	$55.1
Work in process	64.6	66.5
Finished products	220.2	235.6
Total inventories	$340.1	$357.2
Other Current Assets
Miscellaneous receivables	$13.8	$14.9
Inventory returns receivable	0.6	4.9
Prepaid expenses	67.9	65.0
Value added tax collectible from customers	20.1	23.0
Income taxes receivable	15.5	29.1
Other	12.6	3.1
Total other current assets	$130.5	$140.0
Property, Plant and Equipment
Land	$18.8	$18.7
Buildings	137.5	137.4
Machinery and equipment	986.0	992.3
Capitalized software costs	46.1	47.8
Construction in progress	34.1	40.9
Total gross property, plant and equipment	1,222.5	1,237.1
Accumulated depreciation and amortization	(850.5)	(841.1)
Total property, plant and equipment, net	$372.0	$396.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$42.3	$51.9
Accrued trade allowances	24.9	26.2
Accrued salaries, vacations and incentive compensation	42.8	51.5
Income taxes payable	15.6	11.5
Returns reserve	32.6	60.4
Restructuring reserve	5.1	9.5
Value added tax payable	7.3	3.6
Deferred compensation	6.6	10.4
Short term lease obligation	10.8	—
Customer advance payments	1.9	1.7
Other	88.3	78.7
Total other current liabilities	$278.2	$305.4
Other Liabilities
Pensions and other retirement benefits	$147.5	$149.8
Deferred compensation	25.1	30.3
Long term lease obligation	38.4	—
Other non-current liabilities	81.0	78.8
Total other liabilities	$292.0	$258.9

Note 8 - Leases
The Company adopted ASU 2016-02 on October 1, 2019. The Company has elected to utilize the package of practical expedients permitted under the transition guidance which allows it to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to October 1, 2019. Additionally, the Company has elected as an accounting policy not to separate non-lease components from lease components and, instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize right of use (“ROU”) assets and lease liabilities for leases that, at the commencement date, are for 12 months or fewer. For leases that do not provide an implicit rate, the Company uses its secured incremental borrowing rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists, to calculate the present value of the future lease payments.
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment over a contracted period in exchange for payment. The Company evaluates if an arrangement is a lease at the inception date for the agreement. For operating leases entered into prior to October 1, 2019, the ROU assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date. Certain leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. Leases entered into subsequent to the implementation date calculate the operating lease ROU asset and operating lease liabilities based on the present value of minimum payments over the lease term at the commencement date of the lease.
The Company leases certain offices and manufacturing facilities, warehouses, employee vehicles, and certain manufacturing related equipment. Leases with an initial term of 12 months or fewer are not recorded on the Condensed Consolidated Balance Sheet. All recorded leases are classified as operating leases and lease expense is recognized on a straight-line basis over the lease term.
A summary of the company's lease information is as follows:

		March 31, 2020
Assets	Classification
Right of use assets	Other assets	$48.8

Liabilities
Current lease liabilities	Other current liabilities	$10.8
Long-term lease liabilities	Other liabilities	38.4
Total lease liabilities		$49.2

Other information
Weighted-average remaining lease term (years)		11
Weighted-average incremental borrowing rate		6.8%

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Statement of Income
Lease cost (1)	$3.4	$7.1

Other information
Leased assets obtained in exchange for new lease liabilities	$0.5	$0.6
Cash paid for amounts included in the measurement of lease liabilities	$3.2	$7.0
(1)Lease expense is included in cost of products sold or SG&A expenses based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonable assured renewal options under lease agreements are as follows:

Operating Leases
Remainder of fiscal 2020	$7.1
2021	11.1
2022	8.3
2023	6.9
2024	5.5
2025 and thereafter	40.4
Total future minimum lease commitments	79.3
Less: Imputed Interest	(30.1)
Present value of lease liabilities	$49.2

At September 30, 2019, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements were as follows:

Operating Leases
2020	$13.6
2021	10.5
2022	7.4
2023	5.9
2024	4.6
2025 and thereafter	12.5
Total future minimum lease commitments	$54.5

Note 9 - Accounts Receivable Facility
On September 15, 2017, the Company entered into a $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”). Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the Accounts Receivable Facility is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
As of March 31, 2020, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold were $219.5 and $401.2 for the three and six months ended March 31, 2020, respectively, and $232.1 and $446.0 for the three and six months ended March 31, 2019, respectively. The trade receivables sold that remained outstanding as of March 31, 2020 and September 30, 2019 were $114.5 and $74.9, respectively. The net proceeds received were included in cash provided by operating activities and cash provided by investing activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statement of Earnings. The loss on sale of trade receivables was $0.4 and $0.9 for the three and six months ended March 31, 2020, respectively, and the loss on sale of trade receivables was $0.7 and $1.3 for the three and six months ended March 31, 2019, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	March 31, 2020	September 30, 2019
Senior notes, fixed interest rate of 4.7%, due 2021	$600.0	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022	500.0	500.0
U.S. revolving credit facility due 2020	—	117.0
Total long-term debt, including current maturities	1,100.0	1,217.0
Less current portion	—	117.0
Less unamortized debt issuance costs and discount (1) (2)	1.7	2.2
Total long-term debt	$1,098.3	$1,097.8
(1)At March 31, 2020, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $0.5 and $0.9, respectively. At September 30, 2019, the balance for the senior notes due 2021 and the senior notes due 2022 are reflected net of debt issuance costs of $0.8 and $1.0, respectively.
(2)At March 31, 2020 and September 30, 2019, the balance for the senior notes due 2022 was reflected net of discount of $0.3 and $0.4, respectively.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $17.7 and $14.4 as of March 31, 2020 and September 30, 2019, respectively.
Replacement of Credit Agreement
On April 3, 2020 (the “Closing Date”), the Company closed its new senior secured revolving credit facility in an aggregate principal amount of $425 (the “Revolving Credit Facility”) dated March 28, 2020, by and among, the Company and certain subsidiaries of the Company, and Bank of America, N.A. as administrative agent and collateral agent ("BofA"), MUFG Bank, Ltd., as syndication agent (“MUFG”), TD Securities (USA) LLC, as joint lead arranger (“TD”), and the several lenders from time to time party thereto (together with BofA, MUFG, and TD, the "Lenders") (the "Credit Agreement").
Interest on any borrowings under the Revolving Credit Facility must be paid monthly, bi-monthly or quarterly depending on the interest rate. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before April 3, 2025. Under the Credit Agreement, certain of the Company’s subsidiaries guarantee the Company’s payment and performance obligations. The Revolver will include a letter of credit subfacility of up to $70 and will provide the Company with the ability to incur certain amounts of additional incremental loans in the future, subject to the satisfaction of certain conditions.
The Revolving Credit Facility, expandable under an accordion feature, will provide for a five-year revolving line of credit and will bear interest at a range of 1.50% - 2.25% over LIBOR, depending on the net debt leverage level of the Company.
Effective as of April 3, 2020, and in connection with the Credit Agreement, the Company terminated that certain senior unsecured revolving credit agreement dated as of June 1, 2015, as amended, supplemented or modified from time to time among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, and the related Subsidiary Guaranty Agreement dated as of June 30, 2015 (“Prior Revolving Credit Facility”). The Company did not have any outstanding borrowings at the termination date and no early termination penalties were incurred.

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

The Company’s net periodic pension and postretirement costs for these plans for the three and six months ended March 31 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$1.0	$0.8	$2.1	$1.5
Interest cost	3.5	4.7	6.9	9.4
Expected return on plan assets	(5.7)	(6.3)	(11.5)	(12.6)
Recognized net actuarial loss	2.3	1.0	4.6	2.0
Settlement loss recognized	0.2	—	0.4	—
Net periodic cost	$1.3	$0.2	$2.5	$0.3
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)
OCI before reclassifications (1)	(6.4)	(4.3)	1.4	(9.3)
Reclassifications to earnings	—	3.6	(1.1)	2.5
Balance at March 31, 2020	$(83.7)	$(160.5)	$1.5	$(242.7)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)
OCI before reclassifications (1)	(22.0)	(1.2)	1.1	(22.1)
Reclassifications to earnings	—	1.5	(2.1)	(0.6)
Balance at March 31, 2019	$(62.6)	$(110.0)	$1.6	$(171.0)
(1)OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2020	2019	2020	2019
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$0.7	$1.3	$1.6	$3.1	Other (income) expense, net
	0.7	1.3	1.6	3.1	Total before tax
	0.2	0.4	0.5	1.0	Income tax provision
	0.5	0.9	1.1	2.1	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(2.3)	$(1.0)	$(4.6)	$(2.0)	(1)
Settlements	(0.2)	—	(0.4)	—
	(2.5)	(1.0)	(5.0)	(2.0)	Total before tax
	(0.7)	(0.2)	(1.4)	(0.5)	Income tax provision
	(1.8)	(0.8)	(3.6)	(1.5)	Net of tax

Total reclassifications for the period	$(1.3)	$0.1	$(2.5)	$0.6	Net of tax
(1)These AOCI components are included in the computation of net periodic cost (benefit). See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 13 - Financial Instruments and Risk Management
In the course of business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at March 31, 2020 and September 30, 2019, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other expense (income), net. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.
Cash Flow Hedges
At March 31, 2020, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.

The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $2.1 and $1.7 at March 31, 2020 and September 30, 2019, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2020 levels over the next 12 months, most of the pre-tax gain included in AOCI at March 31, 2020 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2020. At March 31, 2020, there were 64 open foreign currency contracts with a total notional value of $131.4.
Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and thus are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2020 resulted in losses of $0.8 and $0.5, respectively, compared to a gain of $0.7 and a loss of $0.6, respectively, for the three and six months ended March 31, 2019, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings. At March 31, 2020, there were five open foreign currency derivative contracts not designated as cash flow hedges, with a total notional value of $39.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	March 31, 2020	September 30, 2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$2.1	$1.7
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(0.5)	$0.4
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Loss recognized in OCI (1)	$2.9	$1.8	$2.0	$1.6
Gain reclassified from AOCI into income (1) (2)	0.7	1.3	$1.6	$3.1
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$(0.8)	$0.7	$(0.5)	$(0.6)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other expense (income), net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At March 31, 2020		At September 30, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$2.6	$(1.2)	$2.4	$(0.5)
Gross amounts offset in the balance sheet	—	0.2	—	0.2
Net amounts of assets (liabilities) presented in the balance sheet	$2.6	$(1.0)	$2.4	$(0.3)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	March 31, 2020	September 30, 2019
Liabilities at estimated fair value:
Deferred compensation	$(31.3)	$(40.6)
Derivatives - foreign currency contracts	1.6	2.1
Net liabilities at estimated fair value	$(29.7)	$(38.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At March 31, 2020, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At March 31, 2020 and September 30, 2019, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At March 31, 2020 and September 30, 2019, the fair market value of fixed rate long-term debt was $1,045.1 and $1,071.2, respectively, compared to its carrying value of $1,100.0. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges, and certain costs deemed non-recurring in nature, including acquisition and integration planning costs, the gain on the disposal of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, legal settlement expenses, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
The Company completed the sale of its Infant and Pet Care business in December 2019. As a result, no additional Net Sales or Segment Profit will be reported for the All Other segment in subsequent periods. Net Sales and Operating Profit for the Company’s manicure kits were reclassified to Sun and Skin Care for both the current and prior year periods as these products were not part of the divestiture. The impact of recasting the prior period segment information was not material.
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments. As a result of the divestiture of the Infant and Pet Care business, some shared costs which were previously allocated to the All Other segment are now being allocated to the Wet Shave, Sun and Skin Care and Feminine Care segments, with the largest impact to Wet Shave, as noted in the discussion in Item 2. Management’s Discussion and Analysis.
Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales
Wet Shave	$280.5	$294.4	$557.5	$582.1
Sun and Skin Care	157.5	146.0	232.6	213.4
Feminine Care	85.0	74.6	160.1	149.3
All Other	—	31.7	26.8	59.0
Total net sales	$523.0	$546.7	$977.0	$1,003.8

Segment Profit
Wet Shave	$44.5	$55.7	$97.4	$110.7
Sun and Skin Care	44.3	40.7	44.4	40.3
Feminine Care	18.3	13.7	31.4	21.2
All Other	—	5.8	3.1	6.8
Total segment profit	107.1	115.9	176.3	179.0
General corporate and other expenses	(10.9)	(16.7)	(24.2)	(30.4)
Restructuring and related costs (1)	(12.4)	(15.4)	(20.4)	(33.9)
Acquisition and integration planning costs (2)	(25.5)	(0.5)	(31.7)	(1.0)
Gain on sale of Infant and Pet Care business	(1.1)	—	4.1	—
Feminine and Infant Care evaluation costs (3)	—	(1.0)	(0.3)	(1.0)
Sun Care reformulation costs (4)	—	(0.4)	—	(0.5)
Legal settlement expense (5)	—	—	—	(0.9)
Amortization of intangibles	(4.2)	(4.5)	(8.5)	(9.0)
Interest and other expense, net	(24.8)	(13.7)	(37.5)	(31.0)
Total earnings before income taxes	$28.2	$63.7	$57.8	$71.3
(1)Includes pre-tax SG&A of $5.8 and $7.7 for the three and six months ended March 31, 2020, respectively, and $1.9 and $3.3 for the three and six months ended March 31, 2019, respectively, associated with certain information technology enablement expenses and incentive and retention compensation expenses for Project Fuel. Additionally, includes pre-tax Cost of products sold of $0.1 for the three and six months ended March 31, 2020, related to inventory write-offs associated with Project Fuel.
(2)Includes pre-tax SG&A of $25.5 and $31.7 for the three and six months ended March 31, 2020, respectively, and $0.5 and $1.0 for the three and six months ended March 31, 2019, respectively, related to acquisition and integration planning costs.
(3)Includes pre-tax SG&A of $0.3 for the six months ended March 31, 2020, and $1.0 for the three and six months ended March 31, 2019.

(4)Includes pre-tax Cost of products sold of $0.4 and $0.5 for the three and six months ended March 31, 2019, respectively.
(5)Includes pre-tax SG&A of $0.9 for the six months ended March 31, 2019.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Sales to Customers
United States	$302.3	$310.4	$553.4	$561.7
International	220.7	236.3	423.6	442.1
Total net sales	$523.0	$546.7	$977.0	$1,003.8

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Razors and blades	$246.1	$260.6	$490.4	$515.9
Tampons, pads, and liners	85.0	74.6	160.1	149.3
Sun care products	115.1	116.3	152.3	149.5
Skin care products	42.4	29.7	80.3	63.9
Shaving gels and creams	34.4	33.8	67.1	66.2
Infant care and other	—	31.7	26.8	59.0
Total net sales	$523.0	$546.7	$977.0	$1,003.8

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
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company (“Edgewell”, “we” or “our Company”) or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, the future earnings and performance of our Company or any of our businesses. Many factors outside our control (including the ongoing COVID-19 outbreak), could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2019 Annual Report on Form 10-K and Item 1A Risk Factors of Part II of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These Non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring charges, acquisition and integration planning costs, the disposition of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, legal settlement expenses, and the amortization of intangibles. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events, including the Project Fuel restructuring, the efforts to acquire Harry’s, Inc. and the subsequent termination of the merger agreement with Harry's, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our non-GAAP measures:
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
Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share, and industry market size are based on our estimates using internal data and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise and have not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K. These, and other factors, could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19 a worldwide pandemic, which has impacted individuals, families, companies and economies around the world. Due to the uncertainty surrounding COVID-19 and its fast spreading nature, global leaders have taken significant measures to keep their people safe, including asking people to stay home unless they are considered essential employees, closing offices and storefront locations, and cancelling all non-essential travel, for an indefinite period of time. As governmental policies continue to evolve, they will continue to shape the Company’s response to COVID-19. While the full impact of COVID-19 is not certain at this time and although we cannot estimate with reasonable certainty the impact this will have on the global and local economies or our business, the Company has taken significant measures to protect its employees and business.
The Company’s top priority during this time has been the health and welfare of our employees and customers. Additional measures have been put in place at all of our manufacturing locations to ensure the safety of our employees, including thermal scanning, using proper protective gear, making hand sanitizer widely available throughout the facilities and following social distancing guidelines. Additionally, we have implemented work-from-home policies for our employees that can work from home and have cancelled all non-essential travel. We have not had any operational disruption across our manufacturing and distribution facilities as the majority of our facilities have not been impacted by governmental closure orders and have been able to operate without disruption. There has been a slight increase in the level of absenteeism as our employees are taking intermittent leave in order to care for family members, however, this has not caused a significant disruption in our production.
As noted below in the discussion of our consolidated results, we have had strong results for the three months ended March 31, 2020, which has been driven by an increase in demand for our Skin Care, primarily Wet Ones, and our Feminine Care products, partially due to a change in consumer habits and increased pantry loading as a result of COVID-19. We expect to see continued strong demand for Wet Ones going forward. Due to the seasonality of our Sun Care products and the impact that stay at home measures may have on future travel and outdoor activities, we expect that there may be a decline in the demand for these products in the near term. The impact that COVID-19 may have on our customers, their cash flows and ability to operate is not fully known at this time. However, in some cases we have seen changes in payment patterns, requests for extended payment terms or reduction in customer operations, resulting in an increase in our bad debt expense for the three months ending March 31, 2020. As the duration and severity of the COVID-19 pandemic could continue to impact economic conditions which could impact consumer spending and demand, we will continue to closely monitor the impact that this has on our business and customers.

We continue to closely monitor our supply chain and to date have not experienced any issues securing key ingredients for our products. The duration and severity of COVID-19 could result in disruptions related to our key suppliers, however, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
We experienced increased volatility in foreign currency exchange rates and commodity prices in the three months ended March 31, 2020, which is largely due to the economic uncertainty from COVID-19 and the depreciation of certain foreign currencies against the U.S. dollar. We expect to see continued volatility in the foreign currency exchange rates; however, we cannot estimate the impact that this will have at this time.
We expect to maintain adequate liquidity during these uncertain times. As noted in “Liquidity and Capital Resources” below, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources, including our ability to enter into the Credit Agreement. We will continue to monitor the impact that COVID-19 has on our liquidity needs and the current economic market.

Significant Events
Divestiture
On December 17, 2019, we completed the sale of our Infant and Pet Care business included in the All Other segment for $122.5 which included consideration for providing services for up to one year under a transition services agreement. For further information on the divestiture of the Infant and Pet Care business, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
Project Fuel
As previously outlined, Project Fuel is an enterprise-wide transformational initiative that was launched in the second fiscal quarter of 2018 to address all aspects of our business and cost structure, simplifying and transforming our organization, structure and key processes. Project Fuel is facilitating further re-investment in our growth strategy while enabling us to achieve our desired future state operations.
We expect Project Fuel will generate $225 to $240 in total annual gross savings by the end of the 2021 fiscal year. It is expected that the savings generated will be used to fuel investments and brand building in strategic growth initiatives, offset anticipated operational cost headwinds from inflation and other rising input costs and improve our overall profitability and cash flows. Project Fuel related savings were approximately $18 and $33 for the three and six months ended March 31, 2020, respectively, bringing cumulative savings to $170 for Project Fuel to date.
To implement the restructuring element of Project Fuel, we expect to incur one-time pre-tax charges of approximately $130 to $140 through the end of the 2021 fiscal year. Restructuring and related charges were $12.4 and $20.4 for the three and six months ended March 31, 2020, respectively, bringing cumulative charges to $115 for the project to date.
Capital expenditures for Project Fuel were $4.5 and $9.3 for the three and six months ended March 31, 2020, respectively.
For further information on our restructuring projects, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Executive Summary
The following is a summary of key results for the second quarter and first six months of fiscal 2020 compared to the second quarter and first six months of fiscal 2019. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring charges, acquisition and integration planning costs, the gain on the disposition of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, legal settlement expenses, and the impact of the Tax Act, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

Second Quarter of Fiscal 2020
•Net sales in the second quarter of fiscal 2020 were $523.0, down 4.3% compared to the prior year quarter, inclusive of a 5.8% decline from the sale of the Infant and Pet Care business and a 0.9% decline due to currency movements. Excluding the divestiture of the Infant and Pet Care business and currency movements, organic net sales increased 2.4% compared to the prior year quarter, due to growth in Sun and Skin Care and Feminine Care from increased volumes due to COVID-19, which was partially offset by declines in Wet Shave.
•Net earnings in the second quarter of fiscal 2020 were $19.5 compared to $48.2 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings for the second quarter of fiscal 2020 decreased 18.0% to $50.4. The decline was partially driven by the sale of the Infant and Pet Care business. Additionally, the decline was impacted by lower gross margins from lower sales in Wet Shave and unfavorable foreign currency fluctuations increasing other expense.
•Net earnings per diluted share during the second quarter of fiscal 2020 were $0.36 compared to $0.89 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the second quarter of fiscal 2020 was $0.92 compared to $1.13 in the prior year quarter.

	Quarter Ended March 31,
	Net Earnings		Diluted EPS
	2020	2019	2020	2019
Net Earnings and Diluted EPS — GAAP	$19.5	$48.2	$0.36	$0.89
Restructuring and related costs, net	12.4	15.4	0.23	0.28
Acquisition and integration planning costs	25.5	0.5	0.47	0.01
Gain on sale of Infant and Pet Care business	1.1	—	0.02	—
Feminine and Infant Care evaluation costs	—	1.0	—	0.02
Sun Care reformulation costs	—	0.4	—	0.01
Income taxes (1)	(8.1)	(4.0)	(0.16)	(0.08)
Adjusted Net Earnings and Adjusted Diluted EPS — Non-GAAP	$50.4	$61.5	$0.92	$1.13

Weighted-average shares outstanding — Diluted			54.5	54.3
(1)Includes Income tax expense for adjustments to Net Earnings and Diluted EPS — GAAP for fiscal 2020 and 2019.

First Six Months of Fiscal 2020
•Net sales for the first six months of fiscal 2020 decreased 2.7% to $977.0, inclusive of a 3.3% decline from the sale of the Infant and Pet Care business and a 0.7% decline due to currency movements. Excluding the divestiture of the Infant and Pet Care business and currency movements, organic net sales increased 1.3% compared to the prior year period, due to growth in Sun and Skin Care and Feminine Care from increased volumes, which was partially offset by declines in Wet Shave.
•Net earnings for the first six months of fiscal 2020 were $41.9 compared to $47.8 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first six months of fiscal 2020 decreased 1.7% to $80.3. The decline was partially driven by the sale of the Infant and Pet Care business. The decline was also impacted by lower net sales and gross margin and unfavorable currency, partially offset by lower advertising and promotion expense (“A&P”) and lower interest expense.

•Net earnings per diluted share during the first six months of fiscal 2020 were $0.77 compared to $0.88 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first six months of fiscal 2020 were $1.47 compared to $1.50 in the prior year quarter.

	Six Months Ended March 31,
	Net Earnings		Diluted EPS
	2020	2019	2020	2019
Net Earnings and Diluted EPS — GAAP	$41.9	$47.8	$0.77	$0.88
Restructuring and related costs, net	20.4	33.9	0.37	0.62
Acquisition and integration planning costs	31.7	1.0	0.58	0.02
Gain on sale of Infant and Pet Care business	(4.1)	—	(0.08)	—
Feminine and Infant Care evaluation costs	0.3	1.0	0.01	0.02
Legal settlement expenses	—	0.9	—	0.02
Sun Care reformulation costs	—	0.5	—	0.01
Income taxes (1)	(9.9)	(3.4)	(0.18)	(0.07)
Adjusted Net Earnings and Adjusted Diluted EPS — Non-GAAP	$80.3	$81.7	$1.47	$1.50

Weighted-average shares outstanding — Diluted			54.5	54.3
(1)Includes Income tax expense for adjustments to Net Earnings and Diluted EPS — GAAP for fiscal 2020 and 2019. Additionally, the six months ended March 31, 2019 was impacted $4.7 as a result of the transition tax from the Tax Act.
Operating Results
The following table presents changes in net sales for the second quarter and first six months of fiscal 2020, as compared to the corresponding period in fiscal 2019, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended March 31, 2020
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$546.7		$1,003.8
Organic	13.0	2.4%	13.0	1.3%
Impact of Infant and Pet Care divestiture	(31.7)	(5.8)%	(32.7)	(3.3)%
Impact of currency	(5.0)	(0.9)%	(7.1)	(0.7)%
Net sales - current year	$523.0	(4.3)%	$977.0	(2.7)%
For the second quarter of fiscal 2020, net sales were $523.0, a 4.3% decrease when compared with the prior year period. Excluding the impact of the Infant and Pet Care business divestiture and currency movements, organic net sales increased 2.4% versus the prior year period. Organic net sales growth in the quarter was largely driven by increases in sales of Feminine Care and Wet Ones products, partly attributable to COVID-19. Excluding the COVID-19 related increases, organic net sales growth was flat with the prior year period and consistent with recent trends.
For the first six months of fiscal 2020, net sales decreased 2.7%. Excluding the impact of the Infant and Pet Care business divestiture and currency movements, organic net sales increased 1.3% versus the prior year period. From a geographic perspective, organic net sales in North America grew 3.1% while International decreased 1.4%. Growth in North America was driven by Skin Care and Feminine Care while the declines in International markets were driven by lower Wet Shave volumes.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $243.0 during the second quarter of fiscal 2020, as compared to $250.9 in the prior year period. Gross margin as a percent of net sales for the second quarter of fiscal 2020 was 46.5%, representing a 60-basis point increase over the prior year gross margin percentage of 45.9%. Excluding the impact of the Infant and Pet Care business divestiture, currency and supply chain costs associated with COVID-19, gross margin percentage increased 50 basis points compared to the prior year period. The increase was a result of favorable Sun Care pricing and lower cost of goods sold, partly offset by unfavorable volume mix.
Gross profit was $436.1 during the first six months of fiscal 2020, as compared to $444.4 in the prior year period. Gross margin as a percent of net sales for the first six months of fiscal 2019 was 44.6%, up 30 basis points as compared to the prior year period. The improvement compared to the prior year period was primarily related to favorable cost mix in Wet Shave and Feminine Care. Lower volumes in Wet Shave negatively impacted gross margin. Additionally, the gross margin percentage was favorably impacted by the divestiture of the Infant and Pet Care business, which had lower margins.

Selling, General and Administrative Expense
SG&A was $121.5 in the second quarter of fiscal 2020, or 23.2% of net sales, as compared to $98.1 in the prior year period, or 17.9% of net sales. Excluding SG&A associated with acquisitions and integration planning, Project Fuel, and the divestiture of the Infant and Pet Care business, SG&A as a percent of net sales decreased by 10 basis points to 16.9% of net sales. The decrease in SG&A as a percent of sales was driven by the cycling of higher temporary personnel costs in the prior year period, lower compensation expense this period and Project Fuel savings, mostly offset by an increase in the bad debt reserve.
SG&A was $216.5 in the first six months of fiscal 2020, or 22.2% of net sales, as compared to $185.4 in the prior year period, or 18.5% of net sales. Excluding SG&A costs associated with acquisition and integration planning, Project Fuel, the divestiture of the Infant and Pet Care business, and the impact of foreign currency, SG&A as a percent of net sales was flat compared to the six months ended March 31, 2019, respectively, as lower compensation costs were offset by an increase in the bad debt reserve.

Advertising and Sales Promotion Expense
For the second quarter of fiscal 2020, A&P was $47.0, down $0.9 compared to the prior year period. A&P spending as a percent of net sales was 9.0%, compared to 8.8% in the prior year period. The decline was partially due to the impact of the divestiture of the Infant and Pet Care business, which represented A&P expense of $2.2 million in the second quarter of fiscal 2019. Excluding the impact from the Infant and Pet Care business divestiture, A&P spending increased slightly compared to the prior year period, despite a significant pull back to forecast spending in the month of March as a result of COVID-19.
For the first six months of fiscal 2020, A&P was $88.1, down $11.4 as compared to the prior year period. A&P as a percent of net sales was 9.0%, as compared to 9.9% in the prior year period. The decline in A&P was related to the sale of the Infant and Pet Care business, lowering A&P spend by $2.7. Additionally, the decline in A&P was partially related to declines in Wet Shave, primarily in Men’s Systems and Feminine Care across all product types, which were offset in part by increased spend related to Sun and Skin Care including Jack Black, Bulldog, Wet Ones and the Sun Care brands.

Research and Development Expense
Research and development expense (“R&D”) for the second quarter of fiscal 2020 was $13.9, compared to $14.0 in the prior year period. As a percent of net sales, R&D was 2.7% in the second quarter of fiscal 2020 compared to 2.6% in the prior year period.
R&D for the first six months of fiscal 2020 was $27.7, compared to $26.6 in the prior year period. As a percent of net sales, R&D increased 20 basis points to 2.8% in the first six months of fiscal 2020 from 2.6% in the prior year. The increase in R&D as a percent of net sales compared to the prior year was primarily driven by incremental investments in resources and capabilities in support of the Company’s focus on innovation and development primarily in the Sun and Skin Care segment.

Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2020 was $13.9, a decrease from the prior year period of $16.4. For the first six months of fiscal 2020, interest expense was $28.2 compared to $32.4 in the prior year period. The decline in interest expense was the result of lower average outstanding debt primarily related to the $185 term loan due April 2019 that was repaid in the second quarter of fiscal 2019. Additionally, there were no borrowings under the Prior Revolving Credit Facility as of March 31, 2020.

Other Expense (Income), Net
Other expense (income), net was $10.9 of expense in the second quarter of fiscal 2020 compared to income of $2.7 in the prior year period. Other expense (income), net was an expense of $9.3 during the first six months of fiscal 2020 compared to income of $1.4 during first six months of fiscal 2019. The increase in expense this quarter was largely related to the significant devaluation of local currencies in several key countries in Latin America, Asia and Central Europe against the U.S. dollar and the resulting revaluation of balance sheet exposures, only partially offset by foreign currency exchange contract gains.

Income Tax Provision
The effective tax rate for the first six months of fiscal 2020 was 27.4% compared to 33.0% in the prior year period. The effective tax rate includes the unfavorable impact of the disposition of the Infant and Pet Care business in the current year. The effective tax rate for the prior period is higher primarily due to $4.7 of tax expense related to net charges from the Tax Act as well as the unfavorable impact of $33.9 of restructuring and other related costs in lower tax rate jurisdictions and unfavorable tax adjustments, including the share-based payment guidance. Excluding the tax impact of restructuring charges, acquisition and integration planning costs, the gain on the disposition of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, and legal settlement expenses, the adjusted effective tax rate was 24.2% and 24.9% for the first six months of fiscal 2020 and fiscal 2019, respectively. Both the effective tax rate and the adjusted effective tax rate are dependent upon the mix of earnings in various tax jurisdictions.
The following table presents a reconciliation of the adjusted effective tax rate, which is a non-GAAP measure:

	Six Months Ended March 31, 2020			Six Months Ended March 31, 2019
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	57.8	$48.3	$106.1	71.3	$37.3	$108.6
Income tax provision	15.9	9.9	25.8	23.5	3.4	26.9
Net earnings	$41.9	$38.4	$80.3	$47.8	$33.9	$81.7

Effective tax rate	27.4%			33.0%
Adjusted effective tax rate			24.2%			24.9%
(1)Includes adjustments for the impact of the Tax Act, restructuring charges, acquisition and integration planning costs, the gain on the divestiture of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, and legal settlement expense. See reconciliation of net earnings to adjusted net earnings.

Segment Results
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2020, compared to the corresponding period in fiscal 2019, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 14 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis, in which shared business functions are allocated between the segments. As a result of the divestiture of the Infant and Pet Care business, some shared costs which were previously allocated to the All Other segment are now being allocated to the Wet Shave, Sun and Skin Care and Feminine Care segments, with the largest impact to Wet Shave, as noted in the discussion below.

Wet Shave

Net Sales - Wet Shave
Period Ended March 31, 2020
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$294.4		$582.1
Organic	(10.2)	(3.5)%	(19.6)	(3.4)%
Impact of currency	(3.7)	(1.2)%	(5.0)	(0.8)%
Net sales - current year	$280.5	(4.7)%	$557.5	(4.2)%
Wet Shave net sales for the second quarter of fiscal 2020 decreased 4.7%, inclusive of a 1.2% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $10.2, or 3.5%, primarily driven by volume declines in Men's Systems and unfavorable price mix in disposables with flat volumes. By region, North America organic net sales decreased 3.4% while International markets decreased 3.6%, in large part due to COVID-19 related impacts across many parts of Asia.
Wet Shave net sales for the first six months of fiscal 2020 decreased 4.2%, inclusive of a 0.8% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $19.6, or 3.4%. The decline in organic net sales was driven by Men’s Systems and Disposables partially offset by slight gains in Women’s Systems and Shave Preps. North America organic net sales was down 3.2%, while International organic net sales decreased 3.6%. Men's Systems volumes declined in North America due to lower consumption and competition. Additionally, North America experienced unfavorable price mix caused by increased promotional spend primarily in Disposables. Asia Pacific declined nearly 7.0% with lower volumes partially attributable to COVID-19.

Segment Profit - Wet Shave
Period Ended March 31, 2020
	Q2	% Chg	Six Months	% Chg
Segment profit - prior year	$55.7		$110.7
Organic	(10.2)	(18.3)%	(12.2)	(11.0)%
Impact of currency	(1.0)	(1.8)%	(1.1)	(1.0)%
Segment profit - current year	$44.5	(20.1)%	$97.4	(12.0)%
Wet Shave segment profit for the second quarter of fiscal 2020 was $44.5, down $11.2, or 20.1%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $10.2, or 18.3%, driven by lower volumes and unfavorable pricing, as well as higher SG&A due to the reallocation of overhead spending resulting from the Infant and Pet Care business divestiture.
Wet Shave segment profit for the first six months of fiscal 2020 was $97.4, down $13.3 or 12.0%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $12.2, or 11.0%, primarily due to lower sales volumes across all categories in North America, and Men’s Systems in Asia Pacific, partially attributable to COVID-19. Unfavorable price mix was the result of increased trade spend in North America. The gross margin declines were partially offset by lower A&P support of the Wet Shave segment across all brands.

Sun and Skin Care
Sun and Skin Care segment net sales and segment profit are affected by the seasonality of sun care products. As a result, segment net sales and segment profit historically have been higher in the second and third quarters of the fiscal year. Net Sales and Operating Profit for manicure kits were reclassified to Sun and Skin Care for both the current and prior year periods as these products were not a part of the divestiture. The impact of recasting the prior period segment information was not material.

Net Sales - Sun and Skin Care
Period Ended March 31, 2020
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$146.0		$213.4
Organic	12.7	8.7%	21.1	9.9%
Impact of currency	(1.2)	(0.8)%	(1.9)	(0.9)%
Net sales - current year	$157.5	7.9%	$232.6	9.0%

Sun and Skin Care net sales for the second quarter of fiscal 2020 increased 7.9%, inclusive of a 0.8% decline due to currency movements. Excluding the impact of currency movements, organic net sales increased $12.7, or 8.7%, primarily driven by significant volume growth in Wet Ones in North America from increased consumer demand, partially related to COVID-19. Men's Grooming organic net sales increased 10%, while Sun Care sales were flat in the quarter.
Sun and Skin Care net sales for the first six months of fiscal 2020 increased 9.0%, inclusive of a 0.9% decline due to currency movements. Excluding the impact of currency movements, organic net sales increased $21.1, or 9.9%, with gains across all product lines as Wet Ones, Bulldog, Jack Black, and Hawaiian Tropic all had increased sales volumes. Growth in Wet Ones and Men’s Grooming products were primarily in North America and Europe, while Hawaiian Tropic growth was primarily in Asia Pacific through expansion in Oceania.

Segment Profit - Sun and Skin Care
Period Ended March 31, 2020
	Q2	% Chg	Six Months	% Chg
Segment profit - prior year	$40.7		$40.3
Organic	4.3	10.6%	4.9	12.2%
Impact of currency	(0.7)	(1.8)%	(0.8)	(2.0)%
Segment profit - current year	$44.3	8.8%	$44.4	10.2%
Segment profit for the second quarter of fiscal 2020 was $44.3, an increase of $3.6, or 8.8%, compared to the prior year quarter, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit increased $4.3, or 10.6%, driven by higher gross profit from increased volumes related to Wet Ones in North America and Hawaiian Tropic in Asia. These increases were offset by increased A&P spend in support of Jack Black and Bulldog grooming products.
Segment profit for the first six months of fiscal 2020 was $44.4, an increase of $4.1, or 10.2%, inclusive of currency movements. Excluding the impact of currency movements, organic segment profit increased $4.9, or 12.2%, driven primarily by increased sales volumes of Wet Ones products. Outside of Wet Ones, the remaining brands maintained flat operating profits as growth in Hawaiian Tropic was offset by Banana Boat and the Grooming brands continued to reinvest earnings in promotional spending.

Feminine Care

Net Sales - Feminine Care
Period Ended March 31, 2020
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$74.6		$149.3
Organic	10.5	14.0%	11.0	7.3%
Impact of currency	(0.1)	(0.1)%	(0.2)	(0.1)%
Net sales - current year	$85.0	13.9%	$160.1	7.2%
Feminine Care net sales for the second quarter of fiscal 2020 increased $10.4, or 13.9%, inclusive of a 0.1% decline due to the impact of currency movements. Feminine Care net sales for the first six months of fiscal 2020 increased $10.8, or 7.2%, inclusive of a 0.1% decline due to the impact of currency movements. Excluding the impact of currency movements, organic net sales increased 14.0% and 7.3% for the three and six months ended March 31, 2020, largely driven by volume growth in o.b., Sport Tampons, Carefree Liners and Stayfree Pads, related to a consumer stock up due to COVID-19.

Segment Profit - Feminine Care
Period Ended March 31, 2020
	Q2	%Chg	Six Months	%Chg
Segment profit - prior year	$13.7		$21.2
Organic	4.5	32.8%	10.1	47.6%
Impact of currency	0.1	0.7%	0.1	0.5%
Segment profit - current year	$18.3	33.5%	$31.4	48.1%
Feminine Care segment profit for the second quarter of fiscal 2020 was $18.3, an increase of $4.6, or 33.5%. The increase was driven by increased volumes and favorable price mix, partly offset by higher SG&A due to the reallocation of overhead spending resulting from the Infant and Pet Care business divestiture.

Feminine Care segment profit for the first six months of fiscal 2020 was $31.4, an increase of $10.2, or 48.1%, primarily due to higher sales volumes and favorable cost mix due to lower materials and warehouse and distribution costs. Additionally, the increase was driven by lower A&P in tampons and pads. These gains were partially offset by higher overhead spending.

All Other
The Infant and Pet Care business divestiture completed in December 2019 disposed of the entirety of operations of the All Other segment. Net Sales and Operating Profit for the Company’s manicure kits were reclassified to Sun and Skin Care for both the current and prior year periods. The results below represent segment performance through the date of divestiture.

Net Sales - All Other
Period Ended March 31, 2020
	Q2	%Chg	Six Months	%Chg
Net sales - prior year	$31.7		$59.0
Organic	—	—%	0.5	0.8%
Impact of divestiture	(31.7)	(100.0)%	(32.7)	(55.4)%
Impact of currency	—	—%	—	—%
Net sales - current year	$—	(100.0)%	$26.8	(54.6)%
All Other net sales for the first six months of fiscal 2020 decreased 54.6%. Excluding the impact of the divestiture, organic net sales increased $0.5 or 0.8%.

Segment Profit - All Other
Period Ended March 31, 2020
	Q2	%Chg	Six Months	%Chg
Segment profit - prior year	$5.8		$6.8
Organic	—	—%	0.5	7.4%
Impact of divestiture	(5.8)	(100.0)%	(4.2)	(61.8)%
Impact of currency	—	—%	—	—%
Segment profit - current year	$—	(100.0)%	$3.1	(54.4)%
All Other segment profit for the first six months of fiscal 2020 was $3.1, a decrease of $3.7 or 54.4%, compared to the prior year period. Excluding the impact of the divestiture, organic segment profit increased 7.4%.

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Corporate expenses	$10.9	$16.7	$24.2	$30.4
Restructuring and related costs	12.4	15.4	20.4	33.9
Acquisition and integration planning costs	25.5	0.5	31.7	1.0
Gain on sale of Infant and Pet Care business	1.1	—	(4.1)	—
Feminine and Infant Care evaluation costs	—	1.0	0.3	1.0
Legal settlement expense	—	—	—	0.9
Sun Care reformulation	—	0.4	—	0.5
General corporate and other expenses	$49.9	$34.0	$72.5	$67.7
% of net sales	9.5%	6.2%	7.4%	6.7%
For the second quarter of fiscal 2020, general corporate expenses were $10.9, or 2.1% of net sales, compared to $16.7, or 3.1% of net sales, in the prior year quarter. For the first six months of fiscal 2020, general corporate expenses were $24.2, or 2.5% of net sales, compared to $30.4, or 3.0% of net sales, in the prior year period. For the second quarter and first six months of fiscal 2020, the decline in corporate expense relates to Project Fuel savings, lower compensation and benefits expenses, and prior year legal costs that were not recurring.
For the second quarter and first six months of fiscal 2020, the Company incurred expenses associated with the cancelled acquisition of Harry’s. The acquisition costs were primarily legal and financing costs incurred in the second quarter. The Company does not expect to incur significant expenses associated with the cancelled Harry’s acquisition through the remainder of fiscal 2020.

Liquidity and Capital Resources
To date, COVID-19 has not had an impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At March 31, 2020, most of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,117.7 at March 31, 2020 including $17.7 tied to variable interest rates. Our total borrowings at September 30, 2019 were $1,231.4.
As of March 31, 2020, we did not have any outstanding borrowings under our former unsecured revolving credit facility in the U.S. (the “Prior Revolving Facility”). We had $7.4 of outstanding letters of credit. Taking into account outstanding borrowings on the Prior Revolving Facility and outstanding letters of credit, $717.6 remained available under the Prior Revolving Facility at March 31, 2020. On April 3, 2020, we replaced the Prior Revolving Facility with a new revolving credit facility in an aggregate principal amount of $425 (the “Revolving Credit Facility”). As of April 3, 2020, $410.2 was available under the Revolving Credit Facility. At September 30, 2019, we had outstanding borrowings of $117.0 under the Prior Revolving Facility. The Company’s $600 and $500 senior notes are due May 19, 2021 and May 24, 2022, respectively. We are evaluating our options related to these senior notes including refinancing the senior notes prior to their maturity or repayment using cash on hand and available borrowing under the Revolving Facility.
We had outstanding international borrowings, recorded in Notes payable, of $17.7 and $14.4 as of March 31, 2020 and September 30, 2019, respectively.
Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. However, due to the impact of COVID-19 we expect our sales for Sun Care to be weaker due to the current stay at home orders and travel restrictions. While we cannot reasonably estimate the full impact COVID-19 will have on our cash flows, we believe our cash on hand, cash flows from operations and available borrowing under the Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
Short-term financing needs primarily consist of working capital requirements, and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us.
The expected minimum required contribution to our pension plans in fiscal 2020 is $10.4; however, discretionary contributions may also be made. During the first six months of fiscal 2020 we contributed $2.7 to our pension plans.
As of March 31, 2020, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Six Months Ended March 31,
	2020	2019
Net cash from (used by):
Operating activities	$17.2	$(31.9)
Investing activities	81.1	(13.9)
Financing activities	(130.5)	27.3
Effect of exchange rate changes on cash	(0.6)	(3.3)
Net decrease in cash and cash equivalents	$(32.8)	$(21.8)
Operating Activities
Cash flow from operating activities was $17.2 during the first six months of fiscal 2020, compared to cash outflows of $31.9 during the same period in the prior year. The improvement in cash generated from operating cash flows was primarily related to improved working capital due to lower inventory impacted by Feminine Care demand and efforts to optimize inventory levels across all portfolios. Additionally, accounts receivable improved from the timing of collections.
Investing Activities
Cash flow from investing activities was $81.1 during the first six months of fiscal 2020, compared to cash used by investing activities of $13.9 during the same period in the prior year. During the six months ended March 31, 2020, we collected $95.8 of proceeds from the sale of the Infant and Pet Care business. Capital expenditures were $16.8 during the first six months of fiscal 2020 compared to $22.9 during the same period in the prior year. Additionally, other investing cash inflows totaled $2.1 during the first six months of fiscal 2020 compared to $9.0 in the prior year period.
Financing Activities
Net cash used by financing activities was $130.5 during the first six months of fiscal 2020, compared to net cash from financing activities of $27.3 during the same period in the prior year. During the six months of fiscal 2020, we made repayments of $117.0 on the Prior Revolving Facility. Additionally, financing outflows associated with the Accounts Receivable Facility were $14.4 during the first six months of fiscal 2020 compared to financing inflows of $2.3 in the prior year period.

Commitments and Contingencies
Contractual Obligations
During the first six months of fiscal 2020, net repayments on our revolving credit facilities were $117.0. As of March 31, 2020, future minimum repayments of debt were: $600.0 in fiscal 2021, and $500.0 in fiscal 2022.
There have been no other material changes in our contractual obligations since the presentation in our 2019 Annual Report.

Supplemental Guarantor Financial Information
The Company issued senior notes in May 2011 and May 2012 (collectively, the “Notes”) and entered into the Revolving Credit Facility on April 3, 2020, all of which are fully and unconditionally guaranteed on a joint and several basis by the Company’s existing and future material direct and indirect domestic subsidiaries that are guarantors of any of the Company’s credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the Notes and the Revolving Credit Agreement. The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries which are not guarantors of any of the Company’s other indebtedness (collectively, the “Non-Guarantors”), do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the subsidiary guarantor; if the guarantee under the Company’s credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture. Further detail on the Revolving Credit Facility is included in Note 10 of Notes to Consolidated Financial Statements
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor.

Summarized Statement of Operations	Six Months Ended March 31, 2020

Net sales	$652.9
Gross profit	255.1
Net earnings	8.9

Summarized Balance Sheet	March 31, 2020	September 30, 2019

Assets
Current assets	$405.1	$299.1
Non-current assets	1,667.1	1,745.5

Liabilities and Shareholder’s Equity
Current liabilities	340.1	487.5
Non-current liabilities	1,388.6	1,393.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 13 of Notes to Condensed Consolidated Financial Statements. As of March 31, 2020, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of March 31, 2020, our outstanding variable-rate debt included $17.7 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would not increase materially.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2019 Annual Report on Form 10-K.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2019 Annual Report on Form 10-K.
The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results and cash flows are uncertain and could be material.
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. COVID-19, and the global requirements to take action to help limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even in those regions where we are currently experiencing initial business recovery, should those regions fail to fully contain COVID-19 or suffer a recurrence of an outbreak of COVID-19, our businesses located in those regions may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations, including:
•causing significant volatility in demand for our products;
•changes in consumer behavior and preference;
•disruptions in our manufacturing and supply chain operations;
•disruptions to our cost saving programs and restructuring initiatives;
•limitations on our employees’ ability to work and travel;
•significant changes in the economic or political conditions in markets in which we operate; and
•related currency and commodity volatility.
We cannot predict the degree to, or the time period over, which our sales and operations may be affected by this outbreak and preventative measures, and the effects could be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2020	1,795	$30.55	—	10,000,000
February 1 to 29, 2020	—	—	—	10,000,000
March 1 to 31, 2020	850	32.66	—	10,000,000
(1)2,645 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board of Directors authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the first quarter of fiscal 2020, we did not repurchase any shares under this authorization.
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

10.1
Credit Agreement, dated as of March 28, 2020, by and among, inter alia, the Company, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, MUFG, as syndication agent, TD as join lead arranger and BofA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets at March 31, 2020 and September 30, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and six months ended March 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	May 7, 2020