Form 10-Q
period 2020-06-30
EDGEWELL PERSONAL CARE Co
filed 2020-08-04
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Common shares, $0.01 par value - 54,355,183 shares as of July 31, 2020.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$483.9	$609.2	$1,460.9	$1,613.0
Cost of products sold	261.2	317.0	802.1	876.4
Gross profit	222.7	292.2	658.8	736.6

Selling, general and administrative expense	91.3	94.8	307.8	280.2
Advertising and sales promotion expense	67.5	91.8	155.6	191.3
Research and development expense	12.4	12.9	40.1	39.5
Impairment charges	—	570.0	—	570.0
Restructuring charges	8.0	7.1	20.6	37.7
Gain on sale of Infant and Pet Care business	—	—	(4.1)	—
Interest expense associated with debt	15.5	15.6	43.7	48.0
Cost of early retirement of long-term debt	26.2	—	26.2	—
Other (income) expense, net	(3.5)	2.7	5.8	1.3
Earnings (loss) before income taxes	5.3	(502.7)	63.1	(431.4)
Income tax provision (benefit)	0.6	(42.0)	16.5	(18.5)
Net earnings (loss)	$4.7	$(460.7)	$46.6	$(412.9)

Earnings per share:
Basic net earnings (loss) per share	$0.09	$(8.51)	$0.86	$(7.63)
Diluted net earnings (loss) per share	$0.09	$(8.51)	$0.86	$(7.63)

Statements of Comprehensive Income:
Net earnings (loss)	$4.7	$(460.7)	$46.6	$(412.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	14.5	12.6	8.1	(9.4)
Pension and postretirement activity, net of tax of $(0.3), $(0.2), $(0.4) and $0.1	(1.1)	(0.5)	(1.8)	(0.2)
Deferred loss on hedging activity, net of tax of $(0.8), $(0.9), $(0.7) and $(1.4)	(1.8)	(2.0)	(1.5)	(3.0)
Total other comprehensive income (loss), net of tax	11.6	10.1	4.8	(12.6)
Total comprehensive income (loss)	$16.3	$(450.6)	$51.4	$(425.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2020	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$511.9	$341.6
Trade receivables, less allowance for doubtful accounts of $8.6 and $5.6	178.2	205.6
Inventories	323.5	357.2
Other current assets	137.9	140.0
Total current assets	1,151.5	1,044.4
Property, plant and equipment, net	366.3	396.0
Goodwill	1,026.8	1,032.8
Other intangible assets, net	833.4	912.9
Other assets	87.6	34.8
Total assets	$3,465.6	$3,420.9

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$117.0
Notes payable	18.4	14.4
Accounts payable	181.5	222.8
Other current liabilities	284.5	305.4
Total current liabilities	484.4	659.6
Long-term debt	1,237.4	1,097.8
Deferred income tax liabilities	83.1	101.1
Other liabilities	292.5	258.9
Total liabilities	2,097.4	2,117.4
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,338,877 and 54,206,746 outstanding	0.7	0.7
Additional paid-in capital	1,629.3	1,627.7
Retained earnings	761.4	714.8
Common shares in treasury at cost, 10,913,112 and 11,045,243	(792.1)	(803.8)
Accumulated other comprehensive loss	(231.1)	(235.9)
Total shareholders’ equity	1,368.2	1,303.5
Total liabilities and shareholders’ equity	$3,465.6	$3,420.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2020	2019
Cash Flow from Operating Activities
Net earnings (loss)	$46.6	$(412.9)
Impairment charges	—	570.0
Depreciation and amortization	65.5	69.2
Share-based compensation expense	15.1	13.8
Loss on sale of assets	1.2	1.4
Gain on sale of Infant and Pet Care business	(4.1)	—
Deferred compensation payments	(8.7)	(7.3)
Deferred income taxes	(16.1)	(58.5)
Cost of early retirement of long-term debt	26.2	—
Other, net	7.3	(0.3)
Changes in operating assets and liabilities	(14.4)	(77.2)
Net cash from operating activities	118.6	98.2

Cash Flow from Investing Activities
Capital expenditures	(26.9)	(38.7)
Proceeds from sale of Infant and Pet Care business	95.8	—
Proceeds from sale of assets	—	4.1
Collection of deferred purchase price on accounts receivable sold	3.9	9.0
Other, net	(1.5)	(1.3)
Net cash from (used by) from investing activities	71.3	(26.9)

Cash Flow from Financing Activities
Cash proceeds from the issuance of Senior Notes due 2028	750.0	—
Cash payments on Senior Notes due 2021	(600.0)	—
Cash proceeds from debt with original maturities greater than 90 days	50.0	316.0
Cash payments on debt with original maturities greater than 90 days	(167.0)	(198.0)
Term Loan repayment	—	(185.0)
Net increase in debt with original maturities of 90 days or less	1.7	5.7
Debt issuance costs for the Revolving Credit Facility	(3.6)	—
Debt issuance costs for Senior Notes due 2028	(10.4)	—
Cost of early retirement of long-term debt	(26.2)	—
Net financing (outflow) inflow from the Accounts Receivable Facility	(14.4)	5.6
Employee shares withheld for taxes	(1.7)	(1.8)
Net cash used by financing activities	(21.6)	(57.5)

Effect of exchange rate changes on cash	2.0	(1.2)

Net increase in cash and cash equivalents	170.3	12.6
Cash and cash equivalents, beginning of period	341.6	266.4
Cash and cash equivalents, end of period	$511.9	$279.0

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2020	65.2	$0.7	(10.9)	$(793.5)	$1,626.1	$756.7	$(242.7)	$1,347.3
Net earnings	—	—	—	—	—	4.7	—	4.7
Foreign currency translation adjustments	—	—	—	—	—	—	14.5	14.5
Pension and postretirement activity	—	—	—	—	—	—	(1.1)	(1.1)
Deferred gain on hedging activity	—	—	—	—	—	—	(1.8)	(1.8)
Activity under share plans	—	—	—	1.4	3.2	—	—	4.6
Balance at June 30, 2020	65.2	$0.7	(10.9)	$(792.1)	$1,629.3	$761.4	$(231.1)	$1,368.2

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	46.6	—	46.6
Foreign currency translation adjustments	—	—	—	—	—	—	8.1	8.1
Pension and postretirement activity	—	—	—	—	—	—	(1.8)	(1.8)
Deferred gain on hedging activity	—	—	—	—	—	—	(1.5)	(1.5)
Activity under share plans	—	—	0.1	11.7	1.6	—	—	13.3
Balance at June 30, 2020	65.2	$0.7	(10.9)	$(792.1)	$1,629.3	$761.4	$(231.1)	$1,368.2

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2019	65.2	$0.7	(11.1)	$(812.4)	$1,630.0	$1,134.8	$(171.0)	$1,782.1
Net loss	—	—	—	—	—	(460.7)	—	(460.7)
Foreign currency translation adjustments	—	—	—	—	—	—	12.6	12.6
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred gain on hedging activity	—	—	—	—	—	—	(2.0)	(2.0)
Activity under share plans	—	—	—	0.9	2.8	—	—	3.7
Balance at June 30, 2019	65.2	$0.7	(11.1)	$(811.5)	$1,632.8	$674.1	$(160.9)	$1,335.2

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net loss	—	—	—	—	—	(412.9)	—	(412.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(9.4)	(9.4)
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.0)	(3.0)
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Activity under share plans	—	—	0.1	7.7	4.5	—	—	12.2
Balance at June 30, 2019	65.2	$0.7	(11.1)	$(811.5)	$1,632.8	$674.1	$(160.9)	$1,335.2

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
Revision of Prior Period Financial Statements
In preparing the fiscal 2019 Consolidated Financial Statements, the Company identified an error in its previously issued unaudited quarterly financial statements for the three and nine months ended June 30, 2019. The error related to the calculation of the goodwill impairment charges recorded during the third quarter resulting in an understatement of impairment charges and net loss and an overstatement of goodwill. Management assessed the materiality at the time the error was identified and concluded that the previously issued financial statements were not materially misstated. The error was corrected in the consolidated financial statements for the twelve months ended September 30, 2019. The Company has revised the unaudited interim financial information as of and for the three and nine months ended June 30, 2019 to reflect the correction for the goodwill impairment error and the related deferred tax impact.
The following tables set forth the effect the error correction had on the Company’s unaudited consolidated statement of operations by financial statement line item.

	Three months ended June 30, 2019			Nine months ended June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Impairment charges	$549.0	$21.0	$570.0	$549.0	$21.0	$570.0
Loss before income taxes	(481.7)	(21.0)	(502.7)	(410.4)	(21.0)	(431.4)
Income tax benefit	(40.3)	(1.7)	(42.0)	(16.8)	(1.7)	(18.5)
Net loss	$(441.4)	$(19.3)	$(460.7)	$(393.6)	$(19.3)	$(412.9)

Basic loss per share	$(8.16)	$(0.35)	$(8.51)	$(7.27)	$(0.36)	$(7.63)
Diluted loss per share	$(8.16)	$(0.35)	$(8.51)	$(7.27)	$(0.36)	$(7.63)

The revision did not impact net cash from operating activities for the nine months ended June 30, 2019. Refer to Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2019 for further discussion on the revision of interim prior period financial statements.
Recently Adopted Accounting Pronouncements.
In February 2016, the Financial Account Standards Board (“FASB”) issued ASU 2016-02, which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. The Company adopted the standard effective October 1, 2019, using the modified retrospective approach with no restatement of prior period amounts. As a result of adoption, the Company recognized leased right of use assets and liabilities of $57.4 and $57.5, respectively. The impact to the Condensed Consolidated Statement of Earnings and Comprehensive Income and Consolidated Statement of Cash Flows was not material for the first nine months of fiscal 2020. Refer to Note 8 in the Notes to Condensed Consolidated Financial Statements for further discussion.
In August 2017, the FASB issued ASU 2017-12, which eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The Company adopted the standard effective October 1, 2019. The impact from adoption of this new accounting pronouncement was not material to the Company's financial statements for the first nine months of fiscal 2020.
In June 2018, the FASB issued ASU 2018-07, which simplifies the treatment of share-based payment transactions used in acquiring goods and services from non-employees. The amendments note that measurement of share-based payments used to acquire goods or services should be valued at the grant-date fair value. The grant date is defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the award. Finally, any awards containing a performance condition should be valued considering the probability of satisfying the necessary performance conditions consistent with employee share-based awards. The Company adopted the standard effective October 1, 2019. The impact from adopting this guidance was not material to the Company's financial statements for the first nine months of fiscal 2020.
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
In August 2018, the FASB issued ASU 2018-13 adjusting the disclosure requirements for fair value measurements. The guidance updates the disclosure requirements regarding leveling of fair value assets and the valuation of Level 3 fair value measurements. The standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact, if any, this guidance will have but does not expect it will result in a material change to the financial statement disclosures.

In August 2018, the FASB issued ASU 2018-14, which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The new standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact, if any, this guidance will but does not expect it will result in a material change to the financial statement disclosures.
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
In March 2020, the FASB issued ASU 2020-04, which provides optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The amendments provide expedients and exceptions to GAAP for contracts, hedging relationships, and other transactions affected by reference rate reform including contracts within the scope of Topic 310 Receivables and Topic 470 Debt, which should be accounted for prospectively adjusting the effective interest rate. Modifications within the scope of Topic 842 should be accounted for as a continuation with no reassessment of lease classification and discount rate. Additionally, modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative. These amendments are effective immediately and may be applied prospectively to new contracts and modifications entered into on or before December 31, 2022.
In March 2020, the SEC issued Final Rule No. 33-10762 and Final Rule No. 34-88307, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities. The final rule amends the disclosure requirements in SEC Regulation S-X, Rule 3-10, which currently requires entities to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The rule permits entities to provide summarized financial information of the parent company and each issuer and guarantor in either a note to the financial statements or in management's discussion and analysis. The final rule is effective for filings beginning October 1, 2021, with early adoption permitted. The Company adopted the final rule in the second quarter of fiscal 2020.
In May 2020, the SEC issued Final Rule 33-10786, Amendments to Financial Disclosures and Acquired and Disposed Businesses, that amends business acquisition and disposition financial disclosure requirements. Among other modifications, the amendments change certain criteria in the significance tests used to determine the requirements for audited financial statements and related pro forma financial information, the periods audited financial statements must cover, and the form and content of the pro forma financial information. The final rule will be effective for the Company beginning October 1, 2021, however early adoption is permitted.

Note 2 - Divestitures
Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5, which included consideration for providing services to the purchaser for up to one year under a transition services agreement. The Company received proceeds of $107.5, which includes the consideration for providing support under the transition services agreement, and the remaining sales price receivable includes $7.5 reported in current assets and $5.0 reported in other assets as of June 30, 2020. Total assets included in the sale were comprised of $18.8 of inventory, $3.6 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $4.1, net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement.

Note 3 - Restructuring Charges
Project Fuel
In February 2018, the Company announced Project Fuel, an enterprise-wide transformational initiative that is designed to address all aspects of the Company’s business and cost structure, simplifying and transforming the organization, structure, and key processes that will enable the Company to achieve its desired future state operations.
The Company has incurred costs and realized gross savings for Project Fuel beginning in fiscal 2018 through the third quarter of fiscal 2020 and expects to incur additional costs and realize additional gross savings through fiscal 2021.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for the three and nine months ended June 30, 2020 and 2019 would have been as follows:

	Three Months Ended June 30, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$—	$0.2	$—	$5.0	$5.2
Asset impairment and accelerated depreciation	0.6	—	—	—	0.6
Consulting, project implementation and management, and other exit costs	1.9	0.2	0.1	2.4	4.6
Total Restructuring	$2.5	$0.4	$0.1	$7.4	$10.4

	Nine Months Ended June 30, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$0.2	$—	$6.8	$7.2
Asset impairment and accelerated depreciation	1.6	—	—	—	1.6
Consulting, project implementation and management, and other exit costs	7.7	0.4	0.3	13.6	22.0
Total Restructuring	$9.5	$0.6	$0.3	$20.4	$30.8

	Three Months Ended June 30, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.5	$0.1	$—	$—	$3.0	$3.6
Asset impairment and accelerated depreciation	0.5	—	—	—	—	0.5
Consulting, project implementation and management, and other exit costs	0.1	—	—	—	4.7	4.8
Total Restructuring	$1.1	$0.1	$—	$—	$7.7	$8.9

	Nine Months Ended June 30, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$12.2	$2.3	$1.2	$0.4	$5.8	$21.9
Asset impairment and accelerated depreciation	1.0	—	—	—	0.5	1.5
Consulting, project implementation and management, and other exit costs	2.4	—	—	—	17.0	19.4
Total Restructuring	$15.6	$2.3	$1.2	$0.4	$23.3	$42.8
Pre-tax Selling, general and administrative expense (“SG&A”) of $2.3 and $10.0 for the three and nine months ended June 30, 2020, respectively, and $1.8 and $5.1 for the three and nine months ended June 30, 2019, respectively, associated with certain information technology enablement expenses and compensation expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs. Pre-tax Cost of products sold of $0.1 and $0.2 for the three and nine months ended June 30, 2020, respectively, related to inventory write-offs associated with Project Fuel, were included in Asset impairment and accelerated depreciation.
The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2020:

				Utilized
	October 1, 2019	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2020
Restructuring
Severance and related benefit costs	$8.2	$7.2	$(0.1)	$(9.5)	$—	$5.8
Asset impairment and accelerated depreciation	—	1.6	—	—	(1.6)	—
Consulting, project implementation and management, and other exit costs	1.3	22.0	—	(22.2)	—	1.1
Total Restructuring	$9.5	$30.8	$(0.1)	$(31.7)	$(1.6)	$6.9
(1)Includes the impact of currency translation.

Note 4 - Income Taxes
For the three and nine months ended June 30, 2020, the Company had income tax expense of $0.6 and $16.5, respectively, on Earnings before income taxes of $5.3 and $63.1, respectively. The effective tax rate for the three and nine months ended June 30, 2020, was 11.9% and 26.1%, respectively. The difference between the federal statutory rate and the effective rate for the three months ended June 30, 2020 primarily due to the favorable mix of earnings in lower tax rate jurisdictions. The difference between the federal statutory rate and the effective rate for nine months ended June 30, 2020 is primarily due to the unfavorable impact of the sale of the Infant and Pet Care business.
For the three and nine months ended June 30, 2019, the Company had an income tax benefit of $42.0 and $18.5, respectively, on Loss before income taxes of $502.7 and $431.4, respectively. The effective tax rate for the three and nine months ended June 30, 2019 was 8.4% and 4.3%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to the impairment of goodwill and intangible assets, a portion of which are non-deductible, resulting in a lower tax benefit on a net loss. The nine-month rate was also unfavorably impacted by a $4.7 net transitional charge resulting from the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in the first quarter of fiscal 2019.

Note 5 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent (“RSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Basic weighted-average shares outstanding	54.3	54.1	54.3	54.1
Effect of dilutive securities:
RSE awards	0.3	—	0.2	—
Total dilutive securities	0.3	—	0.2	—
Diluted weighted-average shares outstanding	54.6	54.1	54.5	54.1
For the three and nine months ended June 30, 2020, the calculation of diluted weighted-average shares outstanding excludes 0.7 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.5 of share options because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.2 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2019	$960.3	$228.3	$207.0	$69.6	$1,465.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at October 1, 2019	$591.3	$226.3	$207.0	$8.2	$1,032.8

Changes in the nine-month period ended June 30, 2020
Infant and Pet Care divestiture	—	—	—	(8.2)	(8.2)
Cumulative translation adjustment	3.1	0.1	(1.0)	—	2.2

Gross balance at June 30, 2020	$963.4	$228.4	$206.0	$61.4	$1,459.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at June 30, 2020	$594.4	$226.4	$206.0	$—	$1,026.8

	June 30, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$206.6	$42.6	$164.0	$206.4	$35.0	$171.4
Technology and patents	76.2	74.8	1.4	78.5	76.4	2.1
Customer related and other	175.5	105.4	70.1	176.0	100.9	75.1
Total amortizable intangible assets	$458.3	$222.8	$235.5	$460.9	$212.3	$248.6
Amortization expense was $4.2 and $12.7 for the three and nine months ended June 30, 2020, respectively, and $4.4 and $13.4 for the three and nine months ended June 30, 2019, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2020 and for fiscal 2021, 2022, 2023, 2024, and 2025 is $4.2, $16.3, $16.2, $16.2, $16.1 and $16.1, respectively, and $150.4 thereafter.

The Company had indefinite-lived intangible assets of $597.9 ($180.0 in Wet Shave, $388.0 in Sun and Skin Care, $29.9 in Feminine Care, and $0.0 in All Other) at June 30, 2020, a decrease of $66.4 from September 30, 2019, which was primarily the result of the sale of the Diaper Genie indefinite lived intangible asset in connection with the sale of the Infant and Pet Care business, offset by foreign currency fluctuations. The Company had indefinite-lived trade names and brands of $664.3 ($177.7 in Wet Shave, $387.9 in Sun and Skin Care, $29.9 in Feminine Care, and $68.8 in All Other) at September 30, 2019.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, which included the impact of the COVID-19 pandemic for the quarter ended June 30, 2020. The Company determined there was no triggering event requiring an interim impairment analysis in the quarter ended June 30, 2020. The qualitative analysis performed by the Company concluded that it was more likely than not that the goodwill or intangible assets had fair values greater than the carrying values. However, the continued duration and severity of COVID-19 may result in future impairment charges as the prolonged pandemic could have an additional impact on the results of the Company’s operations due to temporary changes in consumer habits. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of the Company’s goodwill and indefinite-lived intangible assets, including long term growth rates and discount rates. Refer to the sensitivity analysis in Management's Discussion and Analysis in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2019.
During fiscal 2019, the Company recorded impairment charges of $369.0, $2.0, and $37.0 on the goodwill of the Wet Shave, Skin Care, and Infant Care reporting units, respectively. The fair value of these reporting units was close to the carrying value at September 30, 2019, such that a significant decline in operations of the reporting unit could potentially result in additional impairment. Additionally, the Company recorded impairment charges of $87.0 and $75.0 during fiscal 2019 on the Wet Ones and Diaper Genie indefinite lived trade names, respectively.

Note 7 - Supplemental Balance Sheet Information

	June 30, 2020	September 30, 2019
Inventories
Raw materials and supplies	$54.4	$55.1
Work in process	69.0	66.5
Finished products	200.1	235.6
Total inventories	$323.5	$357.2
Other Current Assets
Miscellaneous receivables	$18.9	$14.9
Inventory returns receivable	1.4	4.9
Prepaid expenses	67.7	65.0
Value added tax collectible from customers	21.1	23.0
Income taxes receivable	18.4	29.1
Other	10.4	3.1
Total other current assets	$137.9	$140.0
Property, Plant and Equipment
Land	$18.9	$18.7
Buildings	138.9	137.4
Machinery and equipment	999.0	992.3
Capitalized software costs	46.5	47.8
Construction in progress	32.9	40.9
Total gross property, plant and equipment	1,236.2	1,237.1
Accumulated depreciation and amortization	(869.9)	(841.1)
Total property, plant and equipment, net	$366.3	$396.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$56.7	$51.9
Accrued trade allowances	26.5	26.2
Accrued salaries, vacations and incentive compensation	53.7	51.5
Income taxes payable	13.6	11.5
Returns reserve	43.0	60.4
Restructuring reserve	6.9	9.5
Value added tax payable	5.9	3.6
Deferred compensation	6.6	10.4
Short term lease obligation	9.8	—
Customer advance payments	1.4	1.7
Other	60.4	78.7
Total other current liabilities	$284.5	$305.4
Other Liabilities
Pensions and other retirement benefits	$147.7	$149.8
Deferred compensation	27.3	30.3
Long term lease obligation	35.3	—
Other non-current liabilities	82.2	78.8
Total other liabilities	$292.5	$258.9

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
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment over a contracted period in exchange for payment. The Company evaluates if an arrangement is a lease at the effective date of the agreement. For operating leases entered into prior to October 1, 2019, the ROU assets and operating lease liabilities are recognized on the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date. Certain leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. Leases entered into subsequent to the implementation date calculate the operating lease ROU asset and operating lease liabilities based on the present value of minimum payments over the lease term at the effective date of the lease.
The Company leases certain offices and manufacturing facilities, warehouses, employee vehicles, and certain manufacturing related equipment. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheet. All recorded leases are classified as operating leases and lease expense is recognized on a straight-line basis over the lease term.
A summary of the Company's lease information is as follows:

		June 30, 2020
Assets	Classification
Right of use assets	Other assets	$44.9

Liabilities
Current lease liabilities	Other current liabilities	$9.8
Long-term lease liabilities	Other liabilities	35.3
Total lease liabilities		$45.1

Other information
Weighted-average remaining lease term (years)		11
Weighted-average incremental borrowing rate		7.1%

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Statement of Earnings
Lease cost (1)	$3.3	$10.4

Other information
Leased assets obtained in exchange for new lease liabilities	$0.5	$1.1
Cash paid for amounts included in the measurement of lease liabilities	$3.4	$10.4
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Operating Leases
Remainder of fiscal 2020	$3.2
2021	10.1
2022	7.5
2023	6.2
2024	5.1
2025 and thereafter	40.3
Total future minimum lease commitments	72.4
Less: Imputed interest	(27.3)
Present value of lease liabilities	$45.1

At September 30, 2019, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements were as follows:

Operating Leases
2020	$13.6
2021	10.5
2022	7.4
2023	5.9
2024	4.6
2025 and thereafter	12.5
Total future minimum lease commitments	$54.5

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
As of June 30, 2020, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold were $245.3 and $646.5 for the three and nine months ended June 30, 2020, respectively, and $308.2 and $754.2 for the three and nine months ended June 30, 2019, respectively. The trade receivables sold that remained outstanding as of June 30, 2020 and September 30, 2019 were $95.7 and $74.9, respectively. The net proceeds received were included in cash provided by operating activities and cash provided by investing activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statement of Earnings. The loss on sale of trade receivables was $0.2 and $1.1 for the three and nine months ended June 30, 2020, respectively, and the loss on sale of trade receivables was $0.9 and $2.2 for the three and nine months ended June 30, 2019, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	June 30, 2020	September 30, 2019
Senior notes, fixed interest rate of 4.7%, due 2021	$—	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022	500.0	500.0
Senior notes, fixed interest rate of 5.5%, due 2028	750.0	—
U.S. revolving credit facility due 2020	—	117.0
U.S. revolving credit facility due 2025	—	—
Total long-term debt, including current maturities	1,250.0	1,217.0
Less current portion	—	117.0
Less unamortized debt issuance costs and discount (1) (2)	12.6	2.2
Total long-term debt	$1,237.4	$1,097.8
(1)At June 30, 2020, the balance for the Senior Notes due 2022 and the Senior Notes due 2028 are reflected net of debt issuance costs of $0.7 and $11.6, respectively. At September 30, 2019, the balance for the Senior Notes due 2021 and the Senior Notes due 2022 are reflected net of debt issuance costs of $0.8 and $1.0, respectively.
(2)At June 30, 2020 and September 30, 2019, the balance for the Senior Notes due 2022 was reflected net of discount of $0.3 and $0.4, respectively.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $18.4 and $14.4 as of June 30, 2020 and September 30, 2019, respectively.
Issuance of Senior Notes
On May 22, 2020, the Company entered into a new unsecured indenture agreement for 5.50% Senior Notes in the amount of $750 due June 1, 2028 (“2028 Notes”). The Company used a portion of the net proceeds of the 2028 Notes to satisfy and discharge the obligations outstanding for the 4.70% Senior Notes in the amount of $600 due 2021 (“2021 Notes”). The remainder of the net proceeds will be used to pay our debt related fees and expenses and for general corporate purposes, which may include, but are not limited to, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. The Company incurred $11.7 in bank, legal and other fees in connection with the 2028 Notes, which will be deferred and amortized to interest expense over the term of these notes. Interest expense on the 2028 Notes is due semiannually on June 1 and December 1 with the first interest payment scheduled for December 1, 2020.
In connection with the early repayment of the 2021 Notes, the Company recorded expense of $26.2 in the three and nine months ended June 30, 2020, which is included in “Cost of early debt retirements” in the Condensed Consolidated Statements of Earnings and Comprehensive Income. This expense included a premium of $25.7 and debt issuance cost write-offs of $0.5.
The 2028 Notes are guaranteed, jointly and severally, by each of the Company’s direct and indirect wholly-owned domestic subsidiaries that guarantee the Company’s existing secured revolving credit facility (or certain replacements thereof) or that guarantee certain capital markets indebtedness of the Company, in each case provided that the amount of such credit facility or indebtedness exceeds a specified amount, for so long as they remain guarantors under such indebtedness and subject to release in certain other circumstances. The 2028 Notes and guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors.
Replacement of Credit Agreement
On April 3, 2020, the Company closed its new senior secured revolving credit facility in an aggregate principal amount of $425 (the “Revolving Credit Facility”) dated March 28, 2020, by and among, the Company and certain subsidiaries of the Company, and Bank of America, N.A. as administrative agent and collateral agent, MUFG Bank, Ltd., as syndication agent, TD Securities (USA) LLC, as joint lead arranger, and the several lenders from time to time party thereto.
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
The Revolving Credit Facility, expandable under an accordion feature, provides for a five-year revolving line of credit and bears interest at a range of 1.50% - 2.25% over LIBOR, depending on the net debt leverage level of the Company.

Effective April 3, 2020, and in connection with the Credit Agreement, the Company terminated the senior unsecured revolving credit agreement dated as of June 1, 2015, as amended, supplemented or modified from time to time among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, and the related Subsidiary Guaranty Agreement dated as of June 30, 2015. The Company did not have any outstanding borrowings at the termination date and no early termination penalties were incurred.

Note 11 - Retirement Plans
The Company has several defined benefit pension plans covering employees in the U.S. and certain employees in other countries, which are included in the information presented below. The plans provide retirement benefits based on years of service and compensation. The Company also sponsors or participates in several other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.
The Company’s net periodic pension and postretirement costs for these plans for the three and nine months ended June 30 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1.1	$0.7	$3.2	$2.2
Interest cost	3.4	4.7	10.3	14.1
Expected return on plan assets	(5.8)	(6.4)	(17.3)	(19.0)
Recognized net actuarial loss	2.2	1.1	6.8	3.1
Settlement loss recognized	0.3	—	0.7	—
Net periodic cost	$1.2	$0.1	$3.7	$0.4
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)
OCI before reclassifications (1)	8.1	(7.2)	0.3	1.2
Reclassifications to earnings	—	5.4	(1.8)	3.6
Balance at June 30, 2020	$(69.2)	$(161.6)	$(0.3)	$(231.1)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)
OCI before reclassifications (1)	(9.4)	(2.5)	0.1	(11.8)
Reclassifications to earnings	—	2.3	(3.1)	(0.8)
Balance at June 30, 2019	$(50.0)	$(110.5)	$(0.4)	$(160.9)
(1)OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2020	2019	2020	2019
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$1.0	$1.4	$2.6	$4.5	Other (income) expense, net
	1.0	1.4	2.6	4.5	Total before tax
	0.3	0.4	0.8	1.4	Income tax provision
	0.7	1.0	1.8	3.1	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(2.2)	$(1.1)	$(6.8)	$(3.1)	(1)
Settlements	(0.3)	—	(0.7)	—
	(2.5)	(1.1)	(7.5)	(3.1)	Total before tax
	(0.7)	(0.3)	(2.1)	(0.8)	Income tax provision
	(1.8)	(0.8)	(5.4)	(2.3)	Net of tax

Total reclassifications for the period	$(1.1)	$0.2	$(3.6)	$0.8	Net of tax
(1)These AOCI components are included in the computation of net periodic cost (benefit). See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 13 - Financial Instruments and Risk Management
In the course of business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at June 30, 2020 and September 30, 2019, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
At June 30, 2020, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.

The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $0.4 and an unrealized pre-tax gain of $1.7 at June 30, 2020 and September 30, 2019, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2020, levels over the next 12 months, most of the pre-tax gain included in AOCI at June 30, 2020, is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2021. At June 30, 2020, there were 64 open foreign currency contracts with a total notional value of $131.7.
Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and thus are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2020, resulted in a gain of $0.3 and loss of $0.2, respectively, compared to losses of $1.1 and $1.7, respectively, for the three and nine months ended June 30, 2019, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings. At June 30, 2020, there were five open foreign currency derivative contracts not designated as cash flow hedges, with a total notional value of $39.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	June 30, 2020	September 30, 2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(0.4)	$1.7
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(0.2)	$0.4
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Loss recognized in OCI (1)	$(1.6)	$(1.5)	$0.4	$0.1
Gain reclassified from AOCI into income (1) (2)	1.0	1.4	2.6	4.5
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$0.3	$(1.1)	$(0.2)	$(1.7)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other (income) expense, net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	At June 30, 2020		At September 30, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$0.8	$(1.3)	$2.4	$(0.5)
Gross amounts offset in the balance sheet	(0.2)	0.1	—	0.2
Net amounts of assets (liabilities) presented in the balance sheet	$0.6	$(1.2)	$2.4	$(0.3)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2020	September 30, 2019
Liabilities at estimated fair value:
Deferred compensation	$(33.7)	$(40.6)
Derivatives - foreign currency contracts	(0.6)	2.1
Net liabilities at estimated fair value	$(34.3)	$(38.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At June 30, 2020, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At June 30, 2020 and September 30, 2019, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets.
At June 30, 2020 and September 30, 2019, the fair market value of fixed rate long-term debt was $1,245.1 and $1,071.2, respectively, compared to its carrying value of $1,250.0 and $1,100.0. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Company’s revolving credit facilities, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings, and the revolving credit agreement have been determined based on Level 2 inputs.

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

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales
Wet Shave	$278.0	$327.7	$835.5	$909.8
Sun and Skin Care	136.9	169.3	369.5	382.7
Feminine Care	69.0	80.9	229.1	230.2
All Other	—	31.3	26.8	90.3
Total net sales	$483.9	$609.2	$1,460.9	$1,613.0

Segment Profit
Wet Shave	$44.6	$54.1	$142.0	$164.8
Sun and Skin Care	23.5	42.4	67.9	82.7
Feminine Care	12.0	15.5	43.4	36.7
All Other	—	3.4	3.1	10.2
Total segment profit	80.1	115.4	256.4	294.4
General corporate and other expenses	(17.7)	(13.1)	(41.9)	(43.5)
Impairment charges	—	(570.0)	—	(570.0)
Restructuring and related costs (1)	(10.4)	(8.9)	(30.8)	(42.8)
Acquisition and integration planning costs (2)	(0.3)	(1.9)	(32.0)	(2.9)
Cost of early retirement of long-term debt	(26.2)	—	(26.2)	—
Gain on sale of Infant and Pet Care business	—	—	4.1	—
COVID-19 expenses (3)	(3.9)	—	(3.9)	—
Feminine and Infant Care evaluation costs (4)	—	(0.5)	(0.3)	(1.5)
Sun Care reformulation costs (5)	—	(1.0)	—	(1.5)
Legal settlement expense (6)	—	—	—	(0.9)
Amortization of intangibles	(4.2)	(4.4)	(12.7)	(13.4)
Interest and other expense, net	(12.1)	(18.3)	(49.6)	(49.3)
Total earnings (loss) before income taxes	$5.3	$(502.7)	$63.1	$(431.4)
(1)Includes pre-tax SG&A of $2.3 and $10.0 for the three and nine months ended June 30, 2020, respectively, and $1.8 and $5.1 for the three and nine months ended June 30, 2019, respectively, associated with certain information technology enablement expenses and incentive and retention compensation expenses for Project Fuel. Additionally, includes pre-tax Cost of products sold of $0.1 and $0.2 for the three and nine months ended June 30, 2020, respectively, related to inventory write-offs associated with Project Fuel.
(2)Includes pre-tax SG&A of $0.3 and $32.0 for the three and nine months ended June 30, 2020, respectively, and $1.9 and $2.9 for the three and nine months ended June 30, 2019, respectively, related to acquisition and integration planning costs.
(3)Includes pre-tax Cost of products sold of $3.9 for the three and nine months ended June 30, 2020 which included incremental costs incurred by the Company related to higher benefit and emergency payments, supplies and freight.
(4)Includes pre-tax SG&A of $0.3 for the nine months ended June 30, 2020, and $0.5 and $1.5 for the three and nine months ended June 30, 2019, respectively.
(5)Includes pre-tax Cost of products sold of $1.0 and $1.5 for the three and nine months ended June 30, 2019, respectively.
(6)Includes pre-tax SG&A of $0.9 for the nine months ended June 30, 2019.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Sales to Customers
United States	$277.4	$362.1	$830.8	$923.7
International	206.5	247.1	630.1	689.3
Total net sales	$483.9	$609.2	$1,460.9	$1,613.0

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Razors and blades	$244.9	$291.3	$735.3	$807.2
Tampons, pads, and liners	69.0	80.9	229.1	230.2
Sun care products	94.0	135.7	246.3	285.2
Skin care products	42.9	33.6	123.2	97.5
Shaving gels and creams	33.1	36.4	100.2	102.6
Infant care and other	—	31.3	26.8	90.3
Total net sales	$483.9	$609.2	$1,460.9	$1,613.0

Note 15 - Subsequent Event

Cremo Acquisition
On August 1, 2020, the Company entered into a Purchase Agreement (the “Agreement”) to acquire Cremo Holding Company, LLC (“Cremo”), a premier men's grooming company in the U.S, in an all-cash transaction at a purchase price of approximately $235, subject to adjustment pursuant to the terms of the Agreement (the “Acquisition”). Under the terms of the Agreement, Cremo will become a wholly owned subsidiary of the Company. The Acquisition is expected to close by the end of the first quarter of fiscal 2021, subject to the satisfaction of customary closing conditions and receipt of regulatory clearance.

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
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2019 Annual Report, Item 1A Risk Factors of Part II of this Quarterly Report on Form 10-Q, and Item 1A Risk Factors of Part II of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as cost of early debt retirement, incremental pandemic charges, impairment charges, restructuring charges, acquisition and integration planning costs, the disposition of the Infant and Pet Care business, business development evaluation costs, Sun Care reformulation costs, legal settlement expenses, and the amortization of intangibles. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as cost of early debt retirement, incremental pandemic charges, impairment charges, restructuring charges, acquisition and integration planning costs, the gain or loss on the disposal of a business, business development evaluation costs, Sun Care reformulation costs, legal settlement expenses, and the related tax effects of these items.
•Adjusted effective tax rate is defined as the effective tax rate excluding items such as cost of early debt retirement, incremental pandemic charges, impairment charges, restructuring charges, acquisition and integration planning costs, the gain or loss on the disposal of a business, business development evaluation costs, Sun Care reformulation costs, legal settlement expenses, and the related tax effects of these items from the income tax provision and earnings before income taxes.
•Free cash flow is defined as net cash from operating activities less net capital expenditures. Free cash flow conversion is defined as free cash flow as a percentage of net earnings adjusted for the net impact of non-cash impairments.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share, and industry market size are based on our estimates using internal data and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise and have not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020, and in Item 1A. Risk Factors in Part I of our 2019 Annual Report. These, and other factors, could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19 a worldwide pandemic, which has impacted individuals, families, companies and economies around the world. Due to the uncertainty surrounding COVID-19 and its fast spreading nature, global leaders have taken significant measures to keep their people safe, which included asking people to stay home unless they are considered essential employees, closing offices and retail locations, and cancelling all non-essential travel. Governmental policies have continued to evolve, which have included phased policies with the intention to slowly reopen the local and global economies. We continue to take significant measures to protect our employees and business during the reopening process. As a result of these measures, we have incurred increased costs as a result of COVID-19 including increased employee costs, such as emergency pay and expanded benefits, and other operating costs, such as cleaning costs, personal protective equipment purchases and increased airfreight expenses, which have negatively impacted our profitability. These incremental charges totaled $3.9 in the third quarter of fiscal 2020.
The Company’s top priority during this time continues to be ensuring the health and welfare of our employees. Additional measures have been put in place at all of our manufacturing locations to ensure the safety of our employees, including thermal scanning, requiring the use of proper protective gear, making hand sanitizer widely available throughout the facilities and following social distancing guidelines. Additionally, we have implemented work-from-home policies for our employees that can work from home and have cancelled all company travel. We have not had any material operational disruption across our manufacturing and distribution facilities. There has been a slight increase in the level of absenteeism as our employees are taking intermittent leave, however, this has not caused a significant disruption in our operations.

As noted below in the discussion of our consolidated results, our earnings were negatively impacted by the COVID-19 pandemic for the three months ended June 30, 2020, which was largely driven by a decrease in demand for our Sun Care products, as the impact of the stay at home orders and phased approach to re-opening the local economies has reduced vacation travel and certain outdoor activities. This decline was partially offset by an increase in demand for our Wet Ones, due largely to consumers increased focus on personal hygiene. We expect to see continued strong demand for Wet Ones going forward. The impact that COVID-19 continues to have on our customers, their cash flows and ability to operate remains uncertain at this time. However, in some cases we have seen changes in payment patterns, requests for extended payment terms or impact to customer operations, resulting in an increase in our bad debt expense. As the duration and severity of the COVID-19 pandemic continues to affect economic conditions and therefore consumer spending and demand, we will continue to closely monitor the impact that this has on our business and customers.
We continue to closely monitor our supply chain and to date have not experienced any significant issues securing key ingredients for our products. The continued duration and severity of COVID-19 may result in disruptions related to our key suppliers going forward, however, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
We experienced increased volatility in foreign currency exchange rates and commodity prices in the three months ended June 30, 2020, which we believe is largely due to the economic uncertainty from COVID-19 and the depreciation of certain foreign currencies against the U.S. dollar. We expect to see continued volatility in the foreign currency exchange rates; however, we cannot estimate the impact that this will have at this time.
We expect to maintain adequate liquidity during these uncertain times. As noted in “Liquidity and Capital Resources” below, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources, including our ability to enter into the 2028 Notes or Revolving Credit Agreement. We will continue to monitor the impact that COVID-19 has on our liquidity needs and the current economic market conditions.

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
We expect Project Fuel will generate $225 to $240 in total annual gross savings by the end of the 2021 fiscal year. It is expected that the savings generated will be used to fuel investments and brand building in strategic growth initiatives, offset anticipated operational cost headwinds from inflation and other rising input costs and improve our overall profitability and cash flows. Project Fuel related savings were approximately $23 and $56 for the three and nine months ended June 30, 2020, respectively, bringing cumulative savings to $194 for Project Fuel.
To implement the restructuring element of Project Fuel, we expect to incur one-time pre-tax charges of approximately $130 to $140 through the end of the 2021 fiscal year. Restructuring and related charges were $10.4 and $30.8 for the three and nine months ended June 30, 2020, respectively, bringing cumulative charges to $126 for the project.
Capital expenditures for Project Fuel were $6.1 and $15.4 for the three and nine months ended June 30, 2020, respectively.
For further information on our restructuring projects, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Executive Summary
The following is a summary of key results for the third quarter and first nine months of fiscal 2020 compared to the third quarter and first nine months of fiscal 2019. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by cost of early debt retirement, incremental pandemic charges, restructuring charges, acquisition and integration planning costs, the gain on the disposition of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, legal settlement expenses, and the impact of the Tax Cuts and Jobs Act (“Tax Act”), as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

Third Quarter of Fiscal 2020
•Net sales in the third quarter of fiscal 2020 were $483.9, down 20.6% compared to the prior year quarter, inclusive of a 5.1% decline from the sale of the Infant and Pet Care business and a 0.8% decline due to currency movements. Excluding the divestiture of the Infant and Pet Care business and currency movements, organic net sales decreased 14.7% compared to the prior year quarter, due to declines in Sun and Skin Care and Wet Shave, both of which have been impacted by decreased volumes that we believe were driven in part by COVID-19, and was partially offset by an increase in Wet Ones.
•Net earnings in the third quarter of fiscal 2020 were $4.7 compared to a loss of $460.7 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings for the third quarter of fiscal 2020 decreased 40.7% to $35.9. The decline was primarily driven by lower sales from the COVID-19 pandemic. Additionally, the sale of the Infant and Pet Care business further reduced earnings compared to the prior year quarter. The decline in earnings associated with lower net sales was partially offset by reduced advertising and promotion (“A&P”) spend during the quarter across all segments.
•Net earnings per diluted share during the third quarter of fiscal 2020 were $0.09 compared to a loss of $8.51 in the prior year quarter. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the third quarter of fiscal 2020 was $0.66 compared to $1.11 in the prior year quarter.

	Quarter Ended June 30,
	Net Earnings		Diluted EPS
	2020	2019	2020	2019
Net Earnings (Loss) and Diluted EPS — GAAP	$4.7	$(460.7)	$0.09	$(8.51)
Impairment charges	—	570.0	—	10.53
Restructuring and related costs, net	10.4	8.9	0.19	0.17
Acquisition and integration planning	0.3	1.9	0.01	0.03
Cost of early retirement of long-term debt	26.2	—	0.48	—
COVID-19 expenses	3.9	—	0.07	—
Feminine and Infant Care evaluation costs	—	0.5	—	0.01
Sun Care reformulation costs	—	1.0	—	0.02
Impact of dilutive shares	—	—	—	(0.01)
Income taxes (1)	(9.6)	(61.1)	(0.18)	(1.13)
Adjusted Net Earnings and Adjusted Diluted EPS — Non-GAAP	$35.9	$60.5	$0.66	$1.11

Weighted-average shares outstanding — Diluted			54.6	54.1
(1)Includes Income tax expense for adjustments to Net Earnings and Diluted EPS — GAAP for fiscal 2020 and 2019.

First Nine Months of Fiscal 2020
•Net sales for the first nine months of fiscal 2020 decreased 9.4% to $1,460.9, inclusive of a 4.0% decline from the sale of the Infant and Pet Care business and a 0.7% decline due to currency movements. Excluding the divestiture of the Infant and Pet Care business and currency movements, organic net sales decreased 4.7% compared to the prior year period, due to declines in Sun and Skin Care and Wet Shave from decreased volumes that were driven in part by COVID-19, which was partially offset by an increase in volumes in Wet Ones.

•Net earnings for the first nine months of fiscal 2020 were $46.6 compared to a loss of $412.9 in the prior year. On an adjusted basis, as illustrated in the following table, net earnings for the first nine months of fiscal 2020 decreased 18.3% to $116.2. The decline was primarily driven by lower sales from the COVID-19 pandemic, especially in the third quarter of fiscal 2020. Additionally, the sale of the Infant and Pet Care business further reduced earnings compared to the prior year quarter. The decline in earnings was partially offset by reduced A&P spend across all segments.
•Net earnings per diluted share during the first nine months of fiscal 2020 were $0.86 compared to a loss of $7.63 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first nine months of fiscal 2020 were $2.13 compared to $2.62 in the prior year quarter.

	Nine Months Ended June 30,
	Net Earnings		Diluted EPS
	2020	2019	2020	2019
Net Earnings (Loss) and Diluted EPS — GAAP	$46.6	$(412.9)	$0.86	$(7.63)
Impairment charges	—	570.0	—	10.53
Restructuring and related costs, net	30.8	42.8	0.57	0.79
Acquisition and integration planning	32.0	2.9	0.58	0.05
Cost of early retirement of long-term debt	26.2	—	0.48	—
Gain on sale of Infant and Pet Care assets	(4.1)	—	(0.08)	—
COVID-19 expenses	3.9	—	0.07	—
Feminine and Infant Care evaluation costs	0.3	1.5	0.01	0.03
Sun Care reformulation costs	—	1.5	—	0.03
Legal settlement expense	—	0.9	—	0.02
Impact of dilutive shares	—	—	—	(0.01)
Income taxes (1)	(19.5)	(64.5)	(0.36)	(1.19)
Adjusted Net Earnings and Adjusted Diluted EPS — Non-GAAP	$116.2	$142.2	$2.13	$2.62

Weighted-average shares outstanding — Diluted			54.5	54.1
(1)Includes Income tax expense for adjustments to Net Earnings and Diluted EPS — GAAP for fiscal 2020 and 2019. Additionally, the nine months ended June 30, 2019 was impacted $4.7 as a result of the transition tax from the Tax Act.
Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2020, as compared to the corresponding period in fiscal 2019, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended June 30, 2020
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$609.2		$1,613.0
Organic	(89.4)	(14.7)%	(76.4)	(4.7)%
Impact of Infant and Pet Care divestiture	(31.3)	(5.1)%	(64.0)	(4.0)%
Impact of currency	(4.6)	(0.8)%	(11.7)	(0.7)%
Net sales - current year	$483.9	(20.6)%	$1,460.9	(9.4)%

For the third quarter of fiscal 2020, net sales were $483.9, a 20.6% decrease when compared with the prior year period. Excluding the impact of the Infant and Pet Care business divestiture and currency movements, organic net sales decreased 14.7% versus the prior year period. The decline in organic net sales in the quarter was largely due to the ongoing COVID-19 pandemic and the related stay at home orders and travel restrictions which resulted in lower consumer demand and decreases in net sales for our Wet Shave and Sun Care products. Those decreases were partially offset by increased sales of our Wet Ones products driven by on-going demand strength, in part related to COVID-19. We estimated that when excluding the COVID-19 related impacts, organic net sales were flat to slightly down with the prior year period and consistent with recent trends. The estimated impact of the COVID-19 pandemic on net sales at the product and category level was determined through a detailed analysis of many factors, including rolling weekly and monthly net sales trends prior to COVID-19, historical and current order patterns by customer compared to the prior year period and segment performance in the context of overall category trends. This is our best estimate and there can be no assurances that our estimate reflects the actual COVID-19 impact to net sales.
For the first nine months of fiscal 2020, net sales decreased 9.4%. Excluding the impact of the Infant and Pet Care business divestiture and currency movements, organic net sales decreased 4.7% versus the prior year period. The decrease in sales is primarily driven by declines in the sales for our Sun Care and Wet Shave products as a result of COVID-19. This was partially offset by increased demand for Wet Ones in part due to COVID-19.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $222.7 during the third quarter of fiscal 2020, as compared to $292.2 in the prior year period. Gross margin as a percent of net sales for the third quarter of fiscal 2020 was 46.0%, representing a 200-basis point decline over the prior year gross margin percentage of 48.0%. Excluding the impact of the incremental one-time costs associated with the COVID-19 pandemic, restructuring charges, and Sun Care reformulation charges, gross margin percentage declined 130 basis points compared to the prior year period. The decline was a result of unfavorable category mix, and was partially offset by a price increase in Sun Care and favorable commodity costs.
Gross profit was $658.8 during the first nine months of fiscal 2020, as compared to $736.6 in the prior year period. Gross margin as a percent of net sales for the first nine months of fiscal 2020 was 45.1%, down 60 basis points as compared to the prior year period. The decline was driven by unfavorable category mix and increased trade spend. The decline in gross margin was partially offset by the divestiture of the Infant and Pet Care business which had a lower gross margin.

Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) was $91.3 in the third quarter of fiscal 2020, or 18.9% of net sales, as compared to $94.8 in the prior year period, or 15.6% of net sales. Excluding SG&A associated with acquisitions and integration planning, Project Fuel, and business development evaluation expenses, SG&A was $1.9 below the prior year period, driven mostly by lower travel and other discretionary spend.
SG&A was $307.8 in the first nine months of fiscal 2020, or 21.1% of net sales, as compared to $280.2 in the prior year period, or 17.4% of net sales. Excluding SG&A costs associated with acquisition and integration planning, Project Fuel, the divestiture of the Infant and Pet Care business, and the impact of foreign currency fluctuations, SG&A was down $4.3 compared to the nine months ended June 30, 2019 as increased personnel and consulting costs and corporate donations were offset by reduced indirect spend.

Advertising and Sales Promotion Expense
For the third quarter of fiscal 2020, A&P was $67.5, down $24.3 compared to the prior year period. A&P spending as a percent of net sales was 13.9%, compared to 15.1% in the prior year period. The decline in A&P expense was primarily caused by the COVID-19 pandemic as the Company lowered A&P spend due to the reduction in demand across multiple product lines. Additionally, the divestiture of the Infant and Pet Care business decreased A&P expense which totaled $2.3 in the prior year quarter. The decline in expense was spread across all segments, with the largest decline in Wet Shave.
For the first nine months of fiscal 2020, A&P was $155.6, down $35.7 as compared to the prior year period. A&P as a percent of net sales was 10.7%, as compared to 11.9% in the prior year period. The decline in A&P expense was primarily caused by the COVID-19 pandemic as the Company lowered A&P spend in the third quarter due to the reduction in demand across multiple product lines. Additionally, A&P declined by $4.5 due to the sale of the Infant and Pet Care business.

Research and Development Expense
Research and development expense (“R&D”) for the third quarter of fiscal 2020 was $12.4, compared to $12.9 in the prior year period. As a percent of net sales, R&D was 2.6% in the third quarter of fiscal 2020 compared to 2.1% in the prior year period.
R&D for the first nine months of fiscal 2020 was $40.1, compared to $39.5 in the prior year period. As a percent of net sales, R&D increased 30 basis points to 2.7% in the first nine months of fiscal 2020 from 2.4% in the prior year. R&D expense was flat compared to the prior year as driven by incremental investments in resources and capabilities in support of the Company’s focus on innovation and development primarily in the Sun and Skin Care segment offset by slightly reduced investment in Wet Shave.

Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2020 was $15.5 compared to $15.6 in the prior year quarter. For the first nine months of fiscal 2020, interest expense was $43.7 compared to $48.0 in the prior year period. The decline in interest expense was the result of lower average outstanding debt primarily as a result of the repayment of the $185 term loan due April 2019 in the second quarter of fiscal 2019. Additionally, there were no borrowings under the Revolving Credit Facility as of June 30, 2020. Finally, we incurred $26.2 of costs for the early retirement of the $600 2021 Senior Notes in the third quarter and nine months ended June 30, 2020.

Other (Income) Expense, Net
Other (income) expense, net was $3.5 of income in the third quarter of fiscal 2020 compared to expense of $2.7 in the prior year period. Other (income) expense, net was an expense of $5.8 during the first nine months of fiscal 2020 compared to expense of $1.3 during first nine months of fiscal 2019. The increase in income the third quarter was largely related to the recovery of local currencies in the aftermath of significant declines in the second quarter caused by the COVID-19 pandemic resulting in favorable revaluation of balance sheet exposures and higher settlements positive settlements of foreign currency hedges.

Income Tax Provision
The effective tax rate for the first nine months of fiscal 2020 was 26.1% compared to 4.3% in the prior year period. The effective tax rate for the prior period year reflects a small tax benefit on a net loss, primarily due to the impairment of goodwill and intangible assets, a portion of which are non-deductible. The rate was also unfavorably impacted by a $4.7 net transitional charge resulting from the enactment of the Tax Act in the first quarter of fiscal 2019. Excluding the tax impact of impairment charges, restructuring charges, acquisition and integration planning costs, cost of early debt retirement, the gain on the disposition of the Infant and Pet Care business, incremental COVID-19 pandemic expenses, Feminine and Infant Care evaluation costs, and legal settlement expenses, the adjusted effective tax rate was 23.7% and 24.4% for the first nine months of fiscal 2020 and fiscal 2019, respectively. Both the effective tax rate and the adjusted effective tax rate are dependent upon the mix of earnings in various tax jurisdictions.
The following table presents a reconciliation of the adjusted effective tax rate, which is a non-GAAP measure:

	Nine Months Ended June 30, 2020			Nine Months Ended June 30, 2019
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$63.1	$89.1	$152.2	$(431.4)	$619.6	$188.2
Income tax provision	16.5	19.5	36.0	(18.5)	64.5	46.0
Net earnings	$46.6	$69.6	$116.2	$(412.9)	$555.1	$142.2

Effective tax rate	26.1%			4.3%
Adjusted effective tax rate			23.7%			24.4%
(1)Includes adjustments for the impact of the Tax Act, cost of early debt retirement, incremental COVID-19 pandemic charges, impairment charges, restructuring charges, acquisition and integration planning costs, the gain or loss on the disposal of a business, business development evaluation costs, Sun Care reformulation costs and legal settlement expense. See reconciliation of net earnings to adjusted net earnings.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2020, compared to the corresponding period in fiscal 2019, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 14 of Notes to Condensed Consolidated Financial Statements.
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
Wet Shave

Net Sales - Wet Shave
Period Ended June 30, 2020
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$327.7		$909.8
Organic	(46.3)	(14.1)%	(65.9)	(7.2)%
Impact of currency	(3.4)	(1.1)%	(8.4)	(1.0)%
Net sales - current year	$278.0	(15.2)%	$835.5	(8.2)%
Wet Shave net sales for the third quarter of fiscal 2020 decreased 15.2%, inclusive of a 1.1% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $46.3, or 14.1%, primarily driven by volume declines related to the COVID-19 pandemic which impacted all products and regions as consumption fell globally. In addition to the impact of the COVID-19 pandemic, net sales fell in North America from unfavorable product mix and certain distribution losses.
Wet Shave net sales for the first nine months of fiscal 2020 decreased 8.2%, inclusive of a 1.0% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $65.9, or 7.2%. The decline in organic net sales was driven by reduction in category sales and demand from the COVID-19 pandemic, impacting all regions. Volumes declined in Men’s Systems and Disposables partially offset by slight gains in Women’s Systems. Price mix unfavorably impacted all products specifically in North America related to product mix. North America organic net sales were down 7.8%, while International organic net sales decreased 6.8%.

Segment Profit - Wet Shave
Period Ended June 30, 2020
	Q3	% Chg	Nine Months	% Chg
Segment profit - prior year	$54.1		$164.8
Organic	(8.1)	(15.0)%	(20.3)	(12.3)%
Impact of currency	(1.4)	(2.6)%	(2.5)	(1.5)%
Segment profit - current year	$44.6	(17.6)%	$142.0	(13.8)%
Wet Shave segment profit for the third quarter of fiscal 2020 was $44.6, down $9.5, or 17.6%, from the prior year period, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $8.1, or 15.0%, driven by lower volumes from the COVID-19 pandemic and unfavorable price mix, partially offset by lower A&P spend.
Wet Shave segment profit for the first nine months of fiscal 2020 was $142.0, down $22.8 or 13.8%, from the prior year period, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $20.3, or 12.3%, primarily due to lower sales volumes across all categories, primarily attributable to COVID-19 and unfavorable price mix as a result of increased trade spend in North America. The gross margin declines were partially offset by lower A&P support across all brands.

Sun and Skin Care
Sun and Skin Care segment net sales and profit are affected by the seasonality of sun care products. As a result, segment net sales and profit historically have been higher in the second and third quarters of the fiscal year. Net Sales and Operating Profit for manicure kits were reclassified to Sun and Skin Care for both the current and prior year periods as these products were not a part of the divestiture of the Infant and Pet Care business. The impact of recasting the prior period segment information was not material.

Net Sales - Sun and Skin Care
Period Ended June 30, 2020
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$169.3		$382.7
Organic	(31.3)	(18.5)%	(10.2)	(2.7)%
Impact of currency	(1.1)	(0.6)%	(3.0)	(0.7)%
Net sales - current year	$136.9	(19.1)%	$369.5	(3.4)%
Sun and Skin Care net sales for the third quarter of fiscal 2020 decreased 19.1%, from the prior year period, inclusive of a 0.6% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $31.3, or 18.5%, primarily driven by reduced category demand of Sun Care products globally from the COVID-19 pandemic. The declines in Sun Care were partially offset by growth in Wet Ones of 52% and Grooming of 5%. The growth in Wet Ones included a positive impact of the COVID-19 pandemic while Grooming net sales grew despite category declines as a result of the COVID-19 pandemic.
Sun and Skin Care net sales for the first nine months of fiscal 2020 decreased 3.4%, inclusive of a 0.7% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $10.2, or 2.7%, related to declines in volumes of Sun Care products due to the COVID-19 pandemic primarily in North America and Latin America. The declines in Sun Care were partially offset by growth in Wet Ones and Grooming products, primarily Bulldog. Price mix was favorable across the segment related to a price increase in Sun Care in North America.

Segment Profit - Sun and Skin Care
Period Ended June 30, 2020
	Q3	% Chg	Nine Months	% Chg
Segment profit - prior year	$42.4		$82.7
Organic	(18.8)	(44.3)%	(13.9)	(16.8)%
Impact of currency	(0.1)	(0.3)%	(0.9)	(1.1)%
Segment profit - current year	$23.5	(44.6)%	$67.9	(17.9)%
Segment profit for the third quarter of fiscal 2020 was $23.5, a decrease of $18.9, or 44.6%, from the prior year quarter, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $18.8, or 44.3%, driven by lower volumes in Sun Care, higher warehousing costs and increased reserves for obsolete inventory. These declines were partially offset by year over year price increases in the Sun Care business, lower A&P spend and favorable materials pricing.
Segment profit for the first nine months of fiscal 2020 was $67.9, a decrease of $14.8, or 17.9%, inclusive of currency movements. Excluding the impact of currency movements, organic segment profit decreased $13.9, or 16.8%, driven primarily by lower sales volumes in Sun Care partially offset by higher sales in Wet Ones and Grooming products. Additionally, Sun and Skin Care was impacted by unfavorable cost mix driven by lower Sun Care production. These declines were partially offset by lower A&P spend to combat the lower demand for the Sun Care category.
Feminine Care

Net Sales - Feminine Care
Period Ended June 30, 2020
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$80.9		$230.2
Organic	(11.8)	(14.6)%	(0.8)	(0.4)%
Impact of currency	(0.1)	(0.1)%	(0.3)	(0.1)%
Net sales - current year	$69.0	(14.7)%	$229.1	(0.5)%

Feminine Care net sales for the third quarter of fiscal 2020 decreased $11.9, or 14.7%, from the prior year period, inclusive of a 0.1% decline due to the impact of currency movements. The decline in net sales in the quarter was driven by reduced volumes in the quarter mainly due to the negative effect of consumer pantry loading that took place at the beginning of the COVID-19 pandemic shifting the timing of sales. Additionally, Feminine Care experienced heightened competitive pressure, category declines, distribution losses and unfavorable price mix, driven by increased trade and coupon spend in North America.
Feminine Care net sales for the first nine months of fiscal 2020 decreased $1.1, or 0.5%, inclusive of a 0.1% decline due to the impact of currency movements. Net sales were roughly flat, as unfavorable price mix from trade promotions in North America were mostly offset by higher sales volumes.

Segment Profit - Feminine Care
Period Ended June 30, 2020
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$15.5		$36.7
Organic	(3.4)	(21.9)%	6.7	18.3%
Impact of currency	(0.1)	(0.6)%	—	—%
Segment profit - current year	$12.0	(22.5)%	$43.4	18.3%
Feminine Care segment profit for the third quarter of fiscal 2020 was $12.0, a decrease of $3.5, or 22.5% from the prior year period. The decline was driven by lower volumes from the prior quarter consumer pantry loading due to the COVID-19 pandemic and unfavorable price mix, partly offset by lower A&P spending.
Feminine Care segment profit for the first nine months of fiscal 2020 was $43.4, an increase of $6.7, or 18.3%, from the prior year period, primarily due to higher sales volumes, favorable cost mix due to lower materials and warehouse and distribution costs and lower A&P spend, partially offset by lower price mix from increased promotions.

All Other
The Infant and Pet Care business divestiture completed in December 2019 disposed of the entirety of operations of the All Other segment. Net Sales and Operating Profit for the Company’s manicure kits were reclassified to Sun and Skin Care for both the current and prior year periods. The results below represent segment performance through the date of divestiture.

Net Sales - All Other
Period Ended June 30, 2020
	Q3	%Chg	Nine Months	%Chg
Net sales - prior year	$31.3		$90.3
Organic	—	—%	0.5	0.6%
Impact of divestiture	(31.3)	(100.0)%	(64.0)	(70.9)%
Impact of currency	—	—%	—	—%
Net sales - current year	$—	(100.0)%	$26.8	(70.3)%
All Other net sales for the first nine months of fiscal 2020 decreased 70.3%. Excluding the impact of the divestiture of the Infant and Pet Care business, organic net sales increased $0.5 or 0.6%.

Segment Profit - All Other
Period Ended June 30, 2020
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$3.4		$10.2
Organic	—	—%	0.5	4.9%
Impact of divestiture	(3.4)	(100.0)%	(7.6)	(74.5)%
Impact of currency	—	—%	—	—%
Segment profit - current year	$—	(100.0)%	$3.1	(69.6)%
All Other segment profit for the first nine months of fiscal 2020 was $3.1, a decrease of $7.1 or 69.6%, compared to the prior year period. Excluding the impact of the divestiture of the Infant and Pet Care business, organic segment profit increased 4.9%.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Corporate expenses	$17.7	$13.1	$41.9	$43.5
Impairment charges	—	570.0	—	570.0
Restructuring and related costs	10.4	8.9	30.8	42.8
Acquisition and integration planning costs	0.3	1.9	32.0	2.9
Cost of early retirement of long-term debt	26.2	—	26.2	—
Gain on sale of Infant and Pet Care business	—	—	(4.1)	—
COVID-19 expenses	3.9	—	3.9	—
Feminine and Infant Care evaluation costs	—	0.5	0.3	1.5
Legal settlement expense	—	—	—	0.9
Sun Care reformulation	—	1.0	—	1.5
General corporate and other expenses	$58.5	$595.4	$131.0	$663.1
% of net sales	12.1%	97.7%	9.0%	41.1%
For the third quarter of fiscal 2020, general corporate expenses were $17.7, or 3.7% of net sales, compared to $13.1, or 2.2% of net sales, in the prior year quarter. For the third quarter of fiscal 2020, the increase in corporate expense relates to higher personnel costs including deferred compensation and other benefit expenses partially offset by Project Fuel savings. For the first nine months of fiscal 2020, general corporate expenses were $41.9, or 2.9% of net sales, compared to $43.5, or 2.7% of net sales, in the prior year period. For the nine months ended June 30, 2020, the decrease in corporate expenses was related to Project Fuel savings and legal fees incurred in the prior year period partially offset by higher personnel and benefit costs related to the COVID-19 pandemic.
For the third quarter and first nine months of fiscal 2020, the Company incurred expenses associated with the early retirement of the $600 Senior Notes due 2021, including the recognition of remaining debt issuance costs and interest expense.

Liquidity and Capital Resources
To date, COVID-19 has not had a significant impact on our liquidity or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At June 30, 2020, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,268.4 at June 30, 2020 including $18.4 tied to variable interest rates. Our total borrowings at September 30, 2019 were $1,231.4.
On May 22, 2020, the Company entered into a new unsecured indenture agreement for 5.5% Senior Notes in the amount of $750 due June 1, 2028 (“2028 Notes”). The Company used a portion of the net proceeds of the 2028 Notes to satisfy and discharge the obligations outstanding for the $600 Senior Notes due 2021 (“2021 Notes”). The remainder of the net proceeds will be used to pay our fees and expenses and for general corporate purposes, which may include, but are not limited to, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. The Company’s $500 senior notes are due May 24, 2022. We expect to refinance these notes prior to their maturity.
On April 3, 2020, we replaced our former unsecured revolving credit facility in the U.S. with a new secured revolving credit facility in an aggregate principal amount of $425 (the “Revolving Credit Facility”). Taking into account outstanding letters of credit of $8.7, as of June 30, 2020, $416.3 was available under the Revolving Credit Facility as of June 30, 2020. At September 30, 2019, we had outstanding borrowings of $117.0 under our prior senior unsecured revolving credit agreement dated as of June 1, 2015, as amended, supplemented or modified from time to time among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, and the related Subsidiary Guaranty Agreement dated as of June 30, 2015 (the “Prior Revolving Facility” and, collectively with the Revolving Credit Facility, the “Revolving Credit Facilities”).
We had outstanding international borrowings, recorded in Notes payable, of $18.4 and $14.4 as of June 30, 2020 and September 30, 2019, respectively.
Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. While we cannot reasonably estimate the full impact COVID-19 will have on our cash flows, we believe our cash on hand, cash flows from operations, additional proceeds from the 2028 Notes and available borrowing under the Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
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
The expected minimum required contribution to our pension plans in fiscal 2020 is $10.4; however, discretionary contributions may also be made. During the first nine months of fiscal 2020 we contributed $5.0 to our pension plans.
As of June 30, 2020, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Nine Months Ended June 30,
	2020	2019
Net cash from (used by):
Operating activities	$118.6	$98.2
Investing activities	71.3	(26.9)
Financing activities	(21.6)	(57.5)
Effect of exchange rate changes on cash	2.0	(1.2)
Net increase in cash and cash equivalents	$170.3	$12.6
Operating Activities
Cash flow from operating activities was $118.6 during the first nine months of fiscal 2020, compared to cash inflows of $98.2 during the same period in the prior year. The improvement in cash generated from operating cash flows was primarily related to improved working capital due to lower inventory levels, reflective of efforts to optimize inventory levels across all portfolios, and partially offset by lower net earnings as sales were reduced due to the COVID-19 pandemic.
Investing Activities
Cash flow from investing activities was $71.3 during the first nine months of fiscal 2020, compared to cash used by investing activities of $26.9 during the same period in the prior year. During the nine months ended June 30, 2020, we collected $95.8 of proceeds from the sale of the Infant and Pet Care business. Capital expenditures were $26.9 during the first nine months of fiscal 2020 compared to $38.7 during the same period in the prior year. Additionally, other investing cash inflows related to collection of receivables from the $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (“Accounts Receivable Facility”) totaled $3.9 and $9.0 during the first nine months of fiscal 2020 and 2019, respectively, as a result of collections on the deferred purchase price of accounts receivables sold.
Financing Activities
Net cash used by financing activities was $21.6 during the first nine months of fiscal 2020, compared to net cash used by financing activities of $57.5 during the same period in the prior year. During the first nine months of fiscal 2020, we made repayments of $117.0 on the Prior Revolving Facility. The Company replaced its $600 Senior Notes due 2021 with the issuance of $750 Senior Notes due 2028. Additional financing cash outflows incurred related costs of early debt retirement of the 2021 Senior Notes totaling $26.2 and debt issuance costs totaling $10.4. Additionally, financing outflows associated with the Accounts Receivable Facility were $14.4 during the first nine months of fiscal 2020 compared to financing inflows of $5.6 in the prior year period.

Commitments and Contingencies
Contractual Obligations
During the first nine months of fiscal 2020, net repayments on the Revolving Credit Facilities were $117.0. As of June 30, 2020, future minimum repayments of debt were: $500.0 in fiscal 2022 and $750.0 in fiscal 2028.
There have been no other material changes in our contractual obligations since the presentation in our 2019 Annual Report.

Supplemental Guarantor Financial Information
The Company issued Senior Notes in May 2012 and May 2020 (collectively, the “Notes”) and entered into the Revolving Credit Facility on April 3, 2020, all of which are fully and unconditionally guaranteed on a joint and several basis by the Company’s existing and future material direct and indirect domestic subsidiaries that are guarantors of any of the Company’s credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the Notes and the Revolving Credit Agreement. The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries which are not guarantors of any of the Company’s other indebtedness (collectively, the “Non-Guarantors”), do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the subsidiary guarantor; if the guarantee under the Company’s credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture. Further detail on the 2028 Notes and Revolving Credit Facility is included in Note 10 of Notes to Consolidated Financial Statements
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor.

Summarized Statement of Operations	Nine Months Ended June 30, 2020

Net sales	$1,011.0
Gross profit	403.5
Net loss	(3.8)

Summarized Balance Sheet	June 30, 2020	September 30, 2019

Assets
Current assets	$546.5	$299.1
Non-current assets	1,737.8	1,745.5

Liabilities and Shareholder’s Equity
Current liabilities	315.2	487.5
Non-current liabilities	1,527.1	1,393.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 13 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2020, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of June 30, 2020, our outstanding variable-rate debt included $18.4 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would not increase materially.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. COVID-19, and the global requirements to take action to help limit the spread of the illness, have and will likely continue to impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Even in those regions where we are currently experiencing business recovery, should those regions fail to fully contain COVID-19 or suffer a recurrence of an outbreak of COVID-19, our businesses located in those regions may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2020	7,116	$25.43	—	10,000,000
May 1 to 31, 2020	—	—	—	10,000,000
June 1 to 30, 2020	—	—	—	10,000,000
(1)7,116 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board of Directors authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the third quarter of fiscal 2020, we did not repurchase any shares under this authorization.
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

10.2
Indenture, dated as of May 22, 2020, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets at June 30, 2020 and September 30, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	August 4, 2020