Form 10-K
period 2020-09-30
EDGEWELL PERSONAL CARE Co
filed 2020-11-20
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was $1,308,110,602.

The number of shares of the registrant’s common stock outstanding as of October 31, 2020 was 54,355,183.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2020, are incorporated by reference into Part III of this report.

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

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:

•the ongoing novel coronavirus 2019 (COVID-19) pandemic;
•our ability to compete in products and prices in an intensely competitive industry;
•the loss of any of our principal customers;
•our inability to execute a successful e-commerce strategy;
•fluctuations in the price and supply of raw materials;
•our failure to maintain our brands’ reputation;
•our failure to achieve projected gross cost savings under our various initiatives, including Project Fuel;
•legislative or regulatory changes impacting or limiting our business; and
•product quality and safety issues, including recalls and product liability.

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

PART I

Item 1. Business.
Overview
Edgewell Personal Care Company, and its subsidiaries, is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, and feminine care categories. We operate in more than 20 countries and have a global footprint in more than 50 countries.

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
In 2003, we completed the acquisition of the Schick-Wilkinson Sword business (“SWS”) from Pfizer, Inc., which was the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Our portfolio of wet shave products includes: Hydro® and Quattro® men’s shaving systems; Hydro Silk®, Quattro for Women®, Intuition® and Silk Effects® Plus women’s shaving systems; and the Hydro, Quattro, Xtreme 3®, Slim Twin®, Slim Triple® and Extra3® disposables. SWS has over 100 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.
In 2007, we acquired Playtex Products, Inc. (“Playtex”), a leading manufacturer and marketer of well-recognized brands such as Playtex® feminine care products, Wet Ones® pre-moistened wipes, and Banana Boat® and Hawaiian Tropic® sun care products, thereby expanding our branded consumer products portfolio.
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
In recent years, we entered the men’s grooming and skin care markets through several acquisitions. On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited (“Bulldog”), a men’s grooming and skincare products company based in the United Kingdom (the “U.K.”). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a men’s luxury skincare products company based in the U.S. On December 17, 2019, we completed the sale of our Infant and Pet Care business, allowing us to re-shape and simplify our brand portfolio while shifting to a consumer and brand-led focus. Finally, on September 2, 2020, we completed the acquisition of Cremo Holding Company, LLC (“Cremo”), one of the strongest and fastest growing masstige brands in men’s grooming, offering a complete line of beard, hair, shave prep and skin care products. These acquisitions have created opportunities to expand our personal care portfolio into a growing global category and have allowed us to leverage our international geographic footprint.

Our Business Segments and Product Strategies
We manage our business in three operating segments: Wet Shave, Sun and Skin Care, and Feminine Care. The Company previously had an All Other segment that consisted primarily of infant and pet care products that was sold in December 2019. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and other items that are not representative of management’s view on how segment performance is evaluated. Information regarding the product portfolios of these segments is included within the following discussion. Financial information regarding each of our reportable segments, as well as other geographical information, is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 of Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
During 2017, we launched our first direct-to-consumer site in the U.S., and see continued growth across direct-to-consumer platforms across markets in North America, Europe, and Asia. Additionally, during 2017, we launched our Schick Quattro YOU™ disposables for women in North America, which have a unique SmoothProtect™ four-blade design to protect skin and a slimmer handle for greater control.
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
We also manufacture, distribute and sell a complete line of private label and value-priced wet shaving disposable razors, shaving systems and replacement blades. These wet shave products are sold primarily under a retailer’s store name or under our value brand names such as Personna.

Sun and Skin Care
Sun and Skin Care products are sold under the Banana Boat, Hawaiian Tropic, Bulldog®, Jack Black®, Cremo® and Wet Ones brand names. We market Sun Care products under the Banana Boat and Hawaiian Tropic brands and believe these brands, on a combined basis, hold a leading market share position in the U.S. sun care category. We compete across the full spectrum of Sun Care categories: general protection, sport, kids, baby, tanning and after sun. Outside the U.S., we believe we are also the leading Sun Care manufacturer in Australia and Mexico. We expect to continue to drive our worldwide business through innovation, increased distribution and geographic expansion.
Our Bulldog skincare products are purpose-built for men and were created to work simply and efficiently while dealing with issues specific to men’s skin. Since acquiring the brand in October 2016, we have expanded sales geographically and are committed to further growth and distribution for the brand. We acquired the Jack Black brand in March 2018 to obtain a footprint in the luxury men’s skincare market. We will use resources at our disposal to grow the Jack Black brand globally. We continued to grow our portfolio of men’s skincare and grooming brands with the acquisition of Cremo in September 2020. We also offer Wet Ones, the leader in the U.S. portable hand wipes category.

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

Competition
The personal care product categories are highly competitive, both in the U.S. and on a global basis, as large manufacturers with global operations and new entrants attempting to disrupt the market compete for consumer acceptance and, increasingly, limited retail shelf space. The continued growth in online sales also puts additional competitive pressure on our Company. Competition is based upon several factors, including brand perception, product performance, customer service and price and promotion.
The global shaving products category is comprised of wet shave blades and razors, electric shavers and shaving gels and creams. With our established product lines and global presence, we believe we compete effectively in this market. Our principal competitors in the global wet shave business are: The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment; Bic Group, which is expanding beyond its historical strength in the disposable segment; and Dorco, which competes primarily in the private label segment. We also compete with newer entrants to the Wet Shave market for both direct-to-consumer online and traditional retail shelf space including Unilever (Dollar Shave Club brand), Harry's, Perio (Barbasol and PureSilk brands), Beiersdorf (Nivea branded women’s wet shave product in Germany) and numerous online start-ups.
The markets for sun and skin care, feminine care and other personal care products are also highly competitive, characterized by frequent introduction of new products, accompanied by major advertising and promotional programs. Our competitors in these markets consist of a large number of domestic and foreign companies, including The Procter & Gamble Company and Kimberly-Clark Corp. in feminine care and Bayer AG and Johnson & Johnson in sun and skin care.
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
The global men’s skin care market is expected to continue to grow, with increased demand for men’s personal care products. Our competitors in this market include large companies such as Johnson & Johnson, L’Oréal S.A., The Estee Lauder Companies, Inc. and Unilever, as well as smaller companies. We compete in the market by creating simple and effective skin care products with natural ingredients at multiple price points through our Bulldog and Cremo skin care products and in the luxury men’s skin care market with Jack Black.
With our fiscal 2014 acquisition of the Stayfree, Carefree and o.b. brands, we expanded our presence within the feminine care product category and became one of the top three manufacturers in North America. We compete by having a portfolio of well-known brands that address complementary consumer needs.
Sales and Distribution
Our products are marketed primarily through a direct sales force, but also through exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and the larger countries of Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses. In several countries, where we do not have dedicated commercial organizations, we utilize third-party distributors and wholesalers. As a result of increased competition through the expansion of online markets, we have established e-commerce operations across several lines of business including global Schick.com websites providing men’s and women’s shaving products, Bulldog direct to consumer sites, Jack Black direct to consumer sites, and acceleration of e-commerce sales in China through our partnership with T-Mall. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, and military stores.

Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Walmart Inc. and its subsidiaries (“Walmart”), as a group, account for more than 10% of our consolidated annual net sales. Walmart accounted for approximately 22% of our net sales from continuing operations in fiscal 2020. Purchases by Walmart included products from all of our segments. Target Corporation represented approximately 10% of net sales for each of our Sun and Skin Care and Feminine Care segments, respectively.
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

Sources and Availability of Raw Materials
The principal raw materials used in our products include steel, various plastic resins, plastic based components, textile fibers and non-woven fabrics, organic and inorganic chemicals, soap based lubricants and plastic-pulp based packaging. These materials are sourced on a regional or global basis, as applicable, and are generally available from multiple sources. Price and availability of our raw materials fluctuate over time. While we have confidence our supply assurance plans adequately support our current operational needs, we cannot predict the future with certainty. Both price and supply are subject to risk from global socio- and macroeconomic influences such as, but not limited to, force majeure, loss or impairment to key manufacturing sites, transportation, government regulation, currency or other unforeseen circumstances. In the past, we have avoided significant interruption in the availability of our input materials and believe our extensive experience in procurement allows us to manage these risks effectively.

Patents, Technology and Trademarks
We own a number of U.S. and international trademarks, which we consider of substantial importance and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Edgewell®, Schick, Schick Hydro, Schick Hydro Silk, Hydro Connect, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Protector, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Cremo, Gentle Glide, Sport, Sport Level Protection®, Wet Ones, Stayfree, Carefree and o.b. As a result of the Playtex acquisition, we also own royalty-free licenses in perpetuity to the Playtex trademark in the U.S. and in many international jurisdictions related to certain feminine hygiene and other products but excluding certain baby care and apparel-related products. We consider the protection of our trademarks to be important to our business.
Our ability to compete effectively in the Wet Shave, Sun and Skin Care, and Feminine Care personal care categories depends, in part, on our ability to maintain the proprietary nature of technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing agreements. We own or license a considerable number of patents, patent applications and other technology from third parties, which we believe are important to our business. These relate primarily to shaving product improvements and additional features, feminine care hygiene products including digital and applicator tampons, pads and liners, sunscreen formulations and manufacturing processes.
As of September 30, 2020, we owned, either directly or beneficially, approximately 473 unexpired U.S. patents, which have a range of expiration dates from October 2020 to August 2038, and we had approximately 51 pending U.S. patent applications. We routinely prepare additional patent applications for filing in the U.S. and actively pursue foreign patent protection in various countries. As of September 30, 2020, we owned, either directly or beneficially, approximately 1,309 foreign patents, having a range of expiration dates from October 2020 to November 2043, and we had approximately 98 pending patent applications in foreign countries.
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
Contamination has been identified at certain of our current and former facilities, as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the EPA, state agencies and private parties seeking contribution, that we have been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and, as a result, we may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. In addition to potential costs to clean up our own properties, we may also be required to share in the cost of cleanup with respect to state-designated sites and certain international locations.
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
The U.S. Toxic Substances Control Act (“TSCA”) and similar laws in other jurisdictions, are intended to ensure that chemicals do not pose unreasonable risks to human health or the environment. TSCA requires the EPA to maintain the TSCA registry listing chemicals manufactured or processed in the United States. Chemicals not listed on the TSCA registry cannot be imported into or sold in the U.S. until registered with the EPA. TSCA also sets forth specific reporting, recordkeeping and testing rules for chemicals, including requirements for the import and export of certain chemicals, as well as other restrictions relevant to our business. Pursuant to these laws, the EPA from time to time issues Significant New Use Rules, or SNURs, when it identifies new uses of chemicals that could pose risks to human health or the environment and also requires pre-manufacture notification of new chemical substances that do not appear on the TSCA registry. When we import chemicals into the U.S., we must ensure that chemicals appear on the TSCA registry prior to import, participate in the SNUR process when a chemical we import requires testing data and report to the EPA information relating to quantities, identities and uses of imported chemicals.
In the E.U., our business is affected by legislation dealing with REACH, which requires manufacturers and importers of chemical substances to register such substances with the European Chemicals Agency, or the ECHA, and enables European and national authorities to track such substances. Depending on the amount of chemical substances to be manufactured or imported, and the specific risks of each substance, REACH requires different sets of data to be included in the registration submitted to the ECHA. Registration of substances with the ECHA imposes significant recordkeeping requirements that can result in significant financial obligations for companies such as ours to import products into Europe. REACH is accompanied by legislation regulating the classification, labeling and packaging of chemical substances and mixtures.
We believe that our facilities and products are in substantial compliance with current laws and regulations.

Human Capital

Employee Profile
At Edgewell, we are committed first and foremost to people: our employees, the consumers who use our products, the suppliers and retailers who partner with us, and the communities in which we operate. As of September 30, 2020, we had approximately 5,800 employees, with approximately 2,200 based in the U.S, and certain of our employees represented by unions or works councils. We have cultivated a culture that is centered around our guiding purpose of Making Useful Things Joyful. This purpose is supported by a set of values and behaviors that guide organizational actions and decisions, such as a focus on diversity, equity and inclusion through our sustainability program.

Employee Wellness
Our foundational values of “People first,” “Move forward,” “Listen up and speak up” and “Own it together” support a culture of celebration, agility, authenticity and collaboration. This culture promotes trust and teamwork, which results in bold and aggressive goals, smart risks and an environment where innovation and ideation thrives.
The COVID-19 pandemic presented an opportunity to demonstrate our “People first” value. For example, as of September 30, 2020, we provided pandemic pay to 62% of our US plant teams to cover lost wages due to taking time off for childcare or to self-quarantine, or for team members with underlying conditions.
The wellness of our people remains a primary focus and we believe that the most productive people are those who are at their best, both physically and mentally. Our employees have access to several programs related to employee wellness including: onsite wellness testing and education; mental and emotional health awareness and support; and work-life balance through flex-time, remote working arrangements and parental leave, among others.
Ensuring a positive, purposeful working experience for our employees that is reflective of our purpose and values is central to our business operations. We continually monitor employee retention rates and we believe our progressive human resources policies, learning and development, talent acquisition, workplace health and safety, and community engagement and support activities enable us to attract and retain key personnel.

Employee Hiring Practices
We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports the global workforce, consumers and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Our diversity, equity and inclusion principles are also reflected in our employee training, and in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace. We continue to enhance our diversity, equity and inclusion policies which are guided by our executive leadership team.

Employee Recognition and Talent Development
Our response to the COVID-19 pandemic along with other transformational changes we’ve made to prepare our business and employees for the future helped drive improved and positive employee engagement scores. We understand that to attract and retain great people, we must listen to and engage them regularly. Each year, we conduct an anonymous employee engagement survey to gauge our progress and identify the areas where we excel and areas for improvement in the employee experience. For the survey conducted in Summer 2020, our overall positivity score was 74% with over 4,100 employees interacting with the survey. Our overall positivity score increased by eight percentage points from the Summer 2019 survey.
In response to the feedback that we received during the Summer 2019 survey, we took steps to expand our peer-to-peer recognition programs and rolled out a robust new learning and career development program. In fiscal 2020, we began the process of revamping our employee performance management program through the implementation of a “continuous performance” process. The new process, which will be implemented in stages over the next two fiscal years, will align individual employee goals with our overall organizational goals while engaging in continuous feedback throughout the fiscal year to ensure that specific team and individual collaboration and accountabilities continue to be linked with each goal. We believe the feedback gathered will help inform employees on how well they are demonstrating our values – the ‘how’ piece of performance – and help to identify any development opportunities and/or progress.

Also, in July 2020, we launched our new Spark Growth program for every People Manager across our company – a total of nearly 900 employees. The program will better equip our People Managers to develop employees, engage in career discussions, and maximize employee performance and potential. This will not only support the learning and growth of People Managers, but also ensure that our leaders are effective in enabling our employees to do their best work.

Executive Officers
Set forth below are the names and ages as of September 30, 2020, and current positions of our executive officers.

Name	Age	Title
Rod R. Little	51	Chief Executive Officer
Daniel J. Sullivan	51	Chief Financial Officer
Anne Sophie Gaget	50	Chief Growth and Innovation Officer
Paul R. Hibbert	51	Chief Supply Chain Officer
John N. Hill	57	Chief Human Resources Officer
Colin A. Hutchison	62	Chief Operating Officer
Marisa B. Iasenza	51	Chief Legal Officer and Corporate Secretary
Eric O’Toole	53	President, North America
Nick Powell	53	President, International
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
Daniel J. Sullivan has served as Chief Financial Officer since April 1, 2019. Prior to joining Edgewell, Mr. Sullivan served as Executive Vice President and Chief Financial Officer of Party City Holdco Inc. Previously, Mr. Sullivan spent six years, from 2010 to 2016, with Ahold USA Inc., where he held positions of increasing responsibility within their control and finance divisions, ultimately serving as Executive Vice President and Chief Financial Officer from 2013 to 2016. Prior to that, Mr. Sullivan spent 13 years at Heineken N.V, most recently as the Chief Financial and Operating Officer of Heineken USA. Mr. Sullivan is a certified public accountant.
Anne Sophie Gaget has served as Chief Growth and Innovation Officer since June 1, 2020. Prior to her current role, Ms. Gaget was Vice President Global Strategy & Innovation from 2018 through May 2020 and served as Vice President Global Commercial Strategy and Regional Vice President of France, South Europe, Middle East & Africa for Edgewell from 2015 through 2018. Prior to Edgewell, Ms. Gaget held a number of leadership positions spanning 12 years with Energizer Holdings, including Regional Business Director, Southern Europe and General Manager, France.
Paul R. Hibbert has served as Chief Supply Chain Officer since June 1, 2020. Prior to his current role, Mr. Hibbert was Vice President Global Supply Chain & Operations from February 2018 through May 2020. Before joining Edgewell in 2018, Mr. Hibbert served as the Executive Vice President of Supply Chain for Safety-Kleen Systems, Inc. from 2015 through 2018, and he held various roles of increasing responsibility such as Senior Vice President Supply Chain at Central Garden and Pet Company, Supply Chain Consultant at Chemtura BioLab, Inc., and Supply Chain Vice President Home and Garden Division at Spectrum Brands, Inc.
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
Colin A. Hutchison has served as Chief Operating Officer since April 4, 2017. Mr. Hutchison had previously served as Vice President Commercial, International since July 1, 2015. From January 2011 to July 1, 2015, Mr. Hutchison served as Vice President and General Manager of our Private Brands Group, and prior to that as Vice President for Schick-Wilkinson Sword and Personal Care in Europe since joining our company in 2004. As previously announced in a press release filed under Form 8-K with the SEC on June 2, 2020, Mr. Hutchison will be retiring from his role as our Chief Operating Officer effective November 15, 2020.

Marisa B. Iasenza has served as Chief Legal Officer and Corporate Secretary since June 4, 2018. From 2008 to 2018, Ms. Iasenza served in roles of increasing responsibility at Harman International Industries, Incorporated, most recently as Senior Vice President, General Counsel & Secretary. Prior to joining Harman, Ms. Iasenza served as Assistant General Counsel at UAP Holdings, Inc. from 2007-2008, and prior thereto she worked in private practice in Southern California.
Eric O’Toole has served as President, North America since May 26, 2020. Prior to joining Edgewell, Mr. O’Toole was General Manager of Walmart’s Sporting Goods e-commerce division. Mr. O’Toole had joined e-commerce startup Jet.com in early 2016 prior to Jet.com’s acquisition by Walmart. Earlier in his career, he held various positions at the Groupe Danone from 2003 to 2016 including President Danone Waters of America, SVP Sales and VP Business Development, The Dannon Company.
Nick Powell has served as President, International since June 1, 2020. Mr. Powell had previously served as VP Europe and Latin America from April 2018 through May 2020; VP Europe, Middle East and Africa from 2017 through 2018; and VP North Europe from 2015 to 2017. Prior to this experience, he was also Area Business Director and Managing Director for Energizer Holdings and Schick Wilkinson Sword.

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
Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. Novel Coronavirus 2019 (“COVID-19”), and the global requirements to take action to help limit the spread of the illness, have and will likely continue to impact our ability to carry out our business as usual and may materially adversely impact our business, results of operations, cash flows and financial condition and global economic conditions. Even in those regions where we are currently experiencing limited business recovery, should those regions fail to fully contain COVID-19 or suffer a recurrence of an outbreak of COVID-19, our businesses located in those regions may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations, including causing:
•significant volatility in demand for our products;
•changes in consumer shopping behavior and preference;
•disruptions in our manufacturing and supply chain operations;
•disruptions to our cost saving programs and restructuring initiatives;
•limitations on our employees’ ability to work and travel;
•significant changes in the economic or political conditions in markets in which we operate; and
•related currency and commodity volatility.
We cannot predict the degree to, or the time period over, which our sales and operations may be affected by this outbreak and related preventative measures, and the effects could be material.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of income, consumer debt, and overall consumer confidence. In the recent past, financial crises have impacted and may continue to impact our business in a number of ways. Included among these current and potential future negative impacts are reduced demand and lower prices for our products and services. In challenging and uncertain economic environments, including the COVID-19 pandemic, we cannot predict when uncertainty surrounding macroeconomic conditions may arise and whether such circumstances could impact our Company.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
The categories in which we operate are mature and highly competitive, both in the U.S. and globally, as a number of companies compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, as well as increasing retailer concentration, our retailer customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:
•several of our competitors, including The Procter & Gamble Company, Unilever, Johnson & Johnson and others, may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers, and other competitors are newer companies backed by private-equity investors with the goal of expanding revenue instead of profitability;
•our competitors may have lower production, sales and distribution costs, and higher profit margins, which may enable them to offer aggressive retail discounts and other promotional incentives;
•our competitors may be able to obtain exclusive distribution rights at particular retailers or favorable in-store placement;
•our retailers could reduce inventories, shift to different products, or require us to lower our prices to retain shelf placement of our products; and
•we may lose market share to private label brands sold by retail chains, or to price brands sold by local and regional competitors, which, in each case, are typically sold at lower prices than our products.

Loss of any of our principal customers could significantly decrease our sales and profitability.
Walmart, together with its subsidiaries, is our largest customer, accounting for approximately 22% of our net sales in fiscal 2020. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.

Changes in the policies of our retailer customers and increasing dependence on key retailer customers in developed markets may adversely affect our business.
In recent years, retailer consolidation both in the U.S. and internationally has increased. This trend has resulted in the increased size and influence of large consolidated retail customers, including internet-based retailers, who may demand lower pricing, special packaging or impose other requirements on us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of our customers, particularly our high-volume retail customers, have sought to obtain pricing and other concessions and better trade terms. To the extent we provide concessions or better trade terms to those customers, our margins are reduced. Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors, which would harm our sales and profitability. In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or our customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by such reductions.

Protracted unfavorable market conditions have caused many of our customers to more critically analyze the number of brands they sell, which could lead to the retailer reducing or discontinuing certain of our product lines, particularly those products that were not number one or two in their category.

Our inability to execute a successful e-commerce strategy could have a significant negative impact on our business.
Sales of consumer products via e-commerce has gained increasing importance among market participants as more end user customers purchase consumer goods through e-commerce. We are engaged in e-commerce sales channels with respect to many of our products; however, if e-commerce and other sales channels were to take significant market share away from traditional brick and mortar retailers, and if we are not successful in achieving sales growth in these sales channels, our business, financial condition and results of operations may be negatively impacted. While we are establishing an e-commerce footprint, there can be no assurances that these initiatives will be successful.

We face risks arising from our ongoing efforts to achieve cost savings.
In the normal course of business, we may initiate projects which change our footprint or our operations in order to gain efficiencies and reduce costs. The execution of cost savings initiatives may present a number of significant risks, including:
•actual or perceived disruption of service or reduction in service standards to customers;
•the failure to preserve adequate internal controls as we restructure our general and administrative functions, including our information technology and financial reporting infrastructure;
•the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;
•loss of sales as we reduce or eliminate staffing on non-core product lines;
•diversion of management attention from ongoing business activities; and
•the failure to maintain employee morale and retain key employees while implementing benefit changes and reductions in the workforce.
Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these initiatives and, if we do not, our business and results of operations may be adversely affected.
Project Fuel was launched in fiscal 2018 and is an enterprise-wide transformational initiative that is designed to address all aspects of our business and cost structure. We have achieved gross savings of $212 million from the beginning of the program through the end of fiscal 2020 through the initiatives of Project Fuel, which is in line with our savings target for the program. The achievement of our savings target depends on our ability to successfully identify and realize savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our company not realizing the anticipated benefits, or not realizing such anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings, our results of operations, cash flows and financial condition may be adversely affected.

Changes in production costs, including raw material prices and tariffs, could erode our profit margins and negatively impact operating results.
Pricing and availability of raw materials, energy, shipping and other services needed for our business can be volatile due to general economic conditions, labor costs, production levels, import duties and tariffs and other factors beyond our control. There is no certainty that we will be able to offset future cost increases. This volatility can significantly affect our production costs and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

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
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Edge, Skintimate, Playtex, Wet Ones, Banana Boat, Hawaiian Tropic, Bulldog, Cremo, Jack Black, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve or have a negative impact on our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage our brand, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands’ reputation and, consequently, our products’ sales.

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
We have a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development, operations, legal and finance. However, consumer preference and spending patterns change rapidly and cannot be predicted with certainty. There can be no assurance that we will anticipate and respond to trends for consumer products effectively. Each new product launch, including those resulting from our product development process, carries risks, as well as the possibility of unexpected consequences, including:
•the acceptance of our new product launches and sales of such new products may not be as high as we anticipate;
•our marketing, promotional, advertising and/or pricing strategies for our new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption of the products by consumers;
•we may incur costs exceeding our expectations as a result of the continued development and launch of new products, including, for example, unanticipated levels of research and development costs, advertising, promotional and/or marketing expenses, sales return expenses or other costs related to launching new products;
•we may experience a decrease in sales of certain of our existing products as a result of newly-launched products, the impact of which could be exacerbated by shelf space limitations and/or any shelf space loss;

•our product pricing strategies for new product launches may not be accepted by customers and/or consumers, which may result in sales being less than we anticipate; and/or
•we may experience a decrease in sales of certain of our products as a result of counterfeit products and/or products sold outside of their intended territories.
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
The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation. For example, a number of our products are regulated by health authorities both in the U.S. and in the E.U. (such as the U.S. Food and Drug Administration), and by consumer protection organizations (such as the U.S. Consumer Product Safety Commission). These regulatory frameworks focus on our ingredients as well as the safety and efficacy of our products. Similarly, the advertising and marketing of our products is regulated by agencies such as the U.S. Federal Trade Commission. All of these regulatory frameworks exist at the federal, state and local level in the U.S. as well as in foreign countries where we sell our products. New or more restrictive regulations or more restrictive interpretations of existing regulations are likely and could lead to additional compliance costs and could have an adverse impact on our business. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
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

Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and diversity and inclusion. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
Our businesses are conducted on a worldwide basis, with nearly 44% of our sales in fiscal 2020 arising outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:
•the possibility of expropriation, confiscatory taxation or price controls;

•the ability to repatriate foreign-based cash effectively for strategic needs in the U.S., as well as the heightened counterparty, internal control and country-specific risks associated with holding cash overseas;
•the effect of foreign income taxes, value-added taxes and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;
•the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;
•adverse changes in local investment or exchange control regulations;
•restrictions on and taxation of international imports and exports;
•legal and regulatory constraints, including tariffs and other trade barriers;
•currency fluctuations, including the impact of hyper-inflationary conditions, particularly where exchange controls limit or eliminate our ability to convert from local currency;
•political or economic instability, government nationalization of business or industries, government corruption and civil unrest, including political or economic instability; and
•difficulty in enforcing contractual and intellectual property rights.
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
We have completed a number of acquisitions, and we expect to continue making acquisitions if appropriate opportunities arise. Acquisitions could be a key use of our cash and a potential driver of future growth. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Our reduced size relative to other companies in our industry may make completing desirable acquisitions more challenging.
If we can complete future acquisitions, we may face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired business and may cause an interruption of, or a loss of momentum in, the business. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all. Such acquisitions may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, restructuring charges, impairment charges, contingent liabilities, amortization expenses related to intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition.

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

Further, our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of advanced cyber-attacks or information security breaches which will pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of data of our Company, employees, customers or consumers, and disrupt our operations or damage our facilities or those of third parties. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, we are continually increasing our attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our Company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our suppliers’ and customers’ systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands, or require us to pay monetary penalties.
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
As of September 30, 2020, our debt level was approximately $1.3 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.

Additionally, certain of our debt instruments are subject to certain financial and other covenants, including debt ratio tests. We may be in breach of such covenants in the event of future declines in our operating cash flows or earnings performance, foreign currency movements or other events. In the event of such breach, our lenders may be entitled to accelerate the related debt as well as any other debt to which a cross-default provision applies, and we could be required to seek amendments or waivers under the debt instruments or to refinance the debt. There is no assurance that we would obtain such amendments or waivers or effect such refinancing, or that we would be able to do so on terms similar to those of our current debt instruments. The covenants and financial ratio requirements contained in our debt instruments could also:
•increase our vulnerability to general adverse economic and industry conditions;
•require a substantial portion of our cash flow from operations to make payments on our indebtedness;
•reduce the cash flow available or limit our ability to borrow additional funds, to pay dividends, to fund capital expenditures and other corporate purposes and to pursue our business strategies;
•limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and
•place us at a competitive disadvantage relative to our competitors that have greater financial flexibility or limit, among other things, our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
Our Revolving Credit Facility (See Liquidity and Capital Resources for details) contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, restrictions on liens on the assets of the Company and our subsidiaries, transactions with affiliates and dispositions. The breach of any of these covenants could result in a default under the Revolving Credit Facility. In addition, the Revolving Credit Facility contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Revolving Credit Facility could be accelerated and the lenders thereunder could foreclose on their security interests in the assets of the Company and certain of our subsidiaries.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Given the lack of comparable precedent, the implications of Brexit or how such implications might affect us and our operations are unclear. Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the U.K. and the E.U. or other countries, as well as create legal and global economic uncertainty. For fiscal 2020, net sales of our U.K. operations were 4% of our consolidated net sales. These and other potential implications of Brexit could adversely affect our business and financial results.
If the U.K. and the E.U. are not able to agree on a trade deal, it will likely have an adverse impact on labor and trade, in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the E.U. and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the E.U. will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K and E.U. would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of our U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2020, we owned or leased 59 properties, 27 in the U.S. and 32 globally. Ten of these properties are used as production plants consisting of 1.8 million square feet that is owned and 0.8 million square feet that is leased. Five of these plants are located in the U.S., and five are in other countries. Six of these plants are used exclusively by our Wet Shave segment, one by our Feminine Care segment, two by our Sun and Skin Care segment and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 12 warehouses, totaling 0.6 million square feet, all of which are leased. We operate from 37 different offices throughout the world, totaling 0.5 million square feet, all of which are leased, and includes our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.
Item 3. Legal Proceedings.
We, and our affiliates, are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact, and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We review our legal proceedings and claims, regulatory reviews and inspections on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we believe that our liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims, which are likely to be asserted, is not reasonably likely to be material to our financial position, results of operations or cash flows, taking into account established accruals for estimated liabilities.
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
There were approximately 5,725 shareholders of record of our common stock as of October 31, 2020.

Issuer Purchases of Equity Securities
In January 2018, our Board of Directors approved an authorization to repurchase up to 10.0 million shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. The following table sets forth the purchases of our Company’s securities by our Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	9,744	$30.91	—	10,000,000
August 1, 2020 to August 31, 2020	—	$—	—	10,000,000
September 1, 2020 to September 30, 2020	—	$—	—	10,000,000
(1)9,744 shares purchased during the quarter relate to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions.
During fiscal 2020, we did not repurchase any shares of common stock under the share repurchase authorization from January 2018. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2020, we repurchased 61,949 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Performance Graph
The following graph compares the cumulative five-year total return provided to shareholders of Edgewell Personal Care Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions) is assumed to have been made in our common stock and in each of the indices on September 30, 2015 and its relative performance is tracked through September 30, 2020. These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock, nor is our historical common stock price performance necessarily indicative of our future common stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Edgewell Personal Care Company, the S&P Midcap 400 Index, and the S&P Household Products Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/15
9/16
9/17
9/18
9/19
9/20
Edgewell
S&P Midcap 400
S&P Household Products

    * $100 invested on September 30, 2015 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/15	9/16	9/17	9/18	9/19	9/20
Edgewell Personal Care Company	$100.00	$97.45	$89.18	$56.65	$39.82	$34.17
S&P Midcap 400	$100.00	$113.39	$131.19	$147.53	$141.39	$135.97
S&P Household Products	$100.00	$120.76	$121.05	$116.55	$157.88	$175.13

Item 6. Selected Financial Data.
The selected historical financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data.

(in millions, except per share data)

Statements of Earnings Data	Fiscal Year
	2020	2019	2018	2017	2016
Net sales	$1,949.7	$2,141.0	$2,234.4	$2,298.4	$2,362.0
Depreciation and amortization	88.8	93.8	97.6	96.2	96.5
Earnings (loss) before income taxes (2)	87.3	(390.3)	163.8	(52.9)	219.9

Net earnings (loss)	$67.6	$(372.2)	$103.3	$5.7	$178.7
Basic earnings (loss) per share	1.25	(6.88)	1.90	0.10	3.02
Diluted earnings (loss) per share	1.24	(6.88)	1.90	0.10	2.99

Balance Sheet Data	As of September 30,
	2020	2019	2018	2017	2016
Working capital (1)	$473.1	$384.8	$234.2	$661.8	$583.8
Property, plant and equipment, net	370.9	396.0	424.1	453.4	486.1
Total assets	3,540.9	3,420.9	3,953.3	4,188.8	4,771.5
Long-term debt	1,237.9	1,097.8	1,103.8	1,525.4	1,544.2
(1)Working capital represents current assets less current liabilities.
(2)Earnings (loss) before income taxes were impacted by the following items:

	Fiscal Year
	2020	2019	2018	2017	2016
Impairment charges	$—	$(570.0)	$(24.4)	$(319.0)	$(6.5)
Restructuring and related costs	(38.1)	(55.6)	(39.9)	(30.3)	(38.8)
Acquisition and integration planning costs	(39.8)	(6.7)	(5.2)	—	—
Cost of early retirement of long-term debt	(26.2)	—	—	—	—
Gain on sale of Infant and Pet Care business	4.1	—	—	—	—
COVID-19 expenses	(4.3)	—	—	—	—
Sun Care reformulation costs	—	(2.8)	(25.3)	—	—
Feminine and Infant Care evaluation costs	(0.3)	(2.1)	—	—	—
Investor settlement expense	—	(0.9)	—	—	—
Gain on sale of Playtex gloves assets	—	—	15.3	—	—
Pension settlement expense	—	—	(5.4)	—	—
Spin costs	—	—	—	—	(12.0)
Industrial sale charges	—	—	—	—	(0.2)
Total	$(104.6)	$(638.1)	$(84.9)	$(349.3)	$(57.5)

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
While we report financial results in accordance with generally accepted accounting principles (“GAAP”), this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as impairment charges, restructuring charges, acquisition and integration costs, and the divestiture of the Infant and Pet Care business. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events which occurred during fiscal 2020, including Project Fuel restructuring, acquisition related expenses and the early retirement of the $600 Senior Notes due 2021, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance.
The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our non-GAAP measures:

•We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales exclude the impact of changes in foreign currency, acquisitions, and dispositions. This information is provided because these fluctuations can distort the underlying change in net sales either positively or negatively. For the year ended September 30, 2020, the impact of divestitures includes the Infant and Pet Care business, which was sold in December 2019, and the impact of acquisitions includes the acquisition of Cremo in September 2020. For the year ended September 30, 2019, the impact of acquisitions includes net sales and segment profit activity for Jack Black through February 2019. For the year ended September 30, 2019, the impact of dispositions includes October 2017 net sales and segment profit for the Playtex gloves assets. For the year ended September 30, 2018, the impact of acquisitions includes net sales and segment profit activity for Jack Black from March through September 2018 and Bulldog net sales and segment profit for October 2017. For the year ended September 30, 2018, the impact of dispositions includes November 2016 through September 2017 net sales and segment profit for the Playtex gloves assets.
•Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as impairment charges, restructuring charges, acquisition and integration costs, cost of early debt retirement, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, pension settlement expense, investor settlement expenses, the disposition of the Infant and Pet Care business and the Playtex gloves assets, the related tax effects of these items and the impact of the Tax Act.
•Adjusted effective tax rate is defined as the effective tax rate excluding items such as impairment charges, restructuring charges, acquisition and integration costs, cost of early debt retirement, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, pension settlement expense, investor settlement expenses, the disposition of the Infant and Pet Care business and the Playtex gloves assets, the related tax effects of these items and the impact of the Tax Act.
All comparisons are with the same period in the prior year, unless otherwise noted.

Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19 a worldwide pandemic, which has impacted individuals, families, companies and economies around the world. Due to the uncertainty surrounding COVID-19 and its fast spreading nature, global leaders have taken significant measures to keep their people safe, including asking people to stay home unless they are considered essential employees, closing offices and retail locations and cancelling all non-essential travel. Governmental policies have continued to evolve, which have included phased policies with the intention to slowly reopen the local and global economies. We continue to take significant measures to protect our employees and business during the reopening process. As a result of these COVID-19 related measures, we have incurred increased costs including increased employee costs, such as emergency pay and expanded benefits, and other operating costs, such as cleaning costs, personal protective equipment purchases and increased airfreight expenses, which have negatively impacted our profitability, partially offset by government credits provided to the Company through the CARES Act. These incremental net charges totaled $4.3 in fiscal 2020.
The Company’s top priority during this time continues to be ensuring the health and welfare of our employees. Additional measures have been put in place at all of our manufacturing locations to ensure the safety of our employees, including thermal scanning, requiring the use of proper protective gear, making hand sanitizer widely available throughout our facilities and following social distancing guidelines. Additionally, we have implemented work-from-home policies for our employees that can work from home and have cancelled all non-essential company travel. We have not had any material operational disruption across our manufacturing and distribution facilities. There has been a slight increase in the level of absenteeism as our employees are taking intermittent leave; however, this has not caused a significant disruption in our operations.
As noted within the discussion of our consolidated results below, our earnings were negatively impacted by the COVID-19 pandemic for the year ended September 30, 2020, which was largely driven by a decrease in demand for our Sun Care products, as the impact of the stay-at-home orders and phased approach to re-opening local economies has reduced vacation travel and certain outdoor activities. This decline was partially offset by an increase in demand for Wet Ones, due largely to consumers’ increased focus on personal hygiene. We expect to see continued strong demand for Wet Ones going forward. The impact that COVID-19 continues to have on our customers and their cash flows and ability to operate remains uncertain at this time. However, in some cases we have seen changes in payment patterns, requests for extended payment terms or impact to customer operations, resulting in an increase in our bad debt expense. As the duration and severity of the COVID-19 pandemic continues to affect economic conditions and therefore consumer spending and demand, we will continue to closely monitor the impact it has on our business and customers.
We continue to closely monitor our supply chain and, to date, have not experienced any significant issues securing key ingredients for our products. The continued duration and severity of COVID-19 may result in disruptions related to our key suppliers going forward; however, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
We experienced increased volatility in foreign currency exchange rates and commodity prices in fiscal 2020, which we believe is largely due to the economic uncertainty from COVID-19 and the depreciation of certain foreign currencies against the U.S. dollar. We expect to see continued volatility in the foreign currency exchange rates; however, we cannot estimate the impact at this time.
We expect to maintain adequate liquidity during these uncertain times. As noted within “Liquidity and Capital Resources” below, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources, including our ability to enter into the unsecured indenture agreement for 5.50% Senior Notes in the amount of $750 due June 1, 2028 (“2028 Notes”), or to replace our former unsecured revolving credit facility in the U.S. with a new secured revolving credit facility in an aggregate principal amount of $425 (the “Revolving Credit Facility”). We will continue to assess the impact that COVID-19 has on our liquidity needs and the current economic market conditions.

Significant Events
Acquisitions
On September 2, 2020, the Company completed the acquisition of Cremo, a premier men's grooming company in the U.S, in an all-cash transaction at a purchase price of $233.6. As a result of the acquisition, Cremo became a wholly owned subsidiary of the Company. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion on the Cremo acquisition.

Divestiture
On December 17, 2019, we completed the sale of our Infant and Pet Care business included in the All Other segment for $122.5, which included consideration for providing services for up to one year under a transition services agreement. For further information on the divestiture of the Infant and Pet Care business, refer to Note 3 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Asset Impairment
The Company performs an annual test for impairment of goodwill and indefinite-lived intangible assets. The annual test performed in the fourth quarter of fiscal 2020 did not indicate that the Company’s goodwill and intangible assets had a fair value below the carrying value.
During the third quarter of fiscal 2019, we determined a triggering event had occurred as a result of a decline in our market capitalization after a decline in the Company’s share price. We performed an interim impairment analysis using financial information through June 30, 2019 and forecasts for cash flows developed using our three-year strategic plan. The interim impairment review was performed on all long-lived assets, including definite-lived intangibles, goodwill, and indefinite-lived intangible assets. The results of the impairment review indicated the carrying value of the goodwill of the Wet Shave, Infant Care, and Skin Care reporting units were greater than their respective fair values, resulting in a non-cash goodwill impairment of $369.0, $37.0, and $2.0, respectively. Additionally, the carrying value of the Wet Ones and Diaper Genie trade names were greater than the fair values and resulted in non-cash impairments of the indefinite-lived intangible assets of $87.0 and $75.0, respectively. We performed an assessment in the fourth quarter of fiscal 2019 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of additional impairment of the reporting units, indefinite-lived intangible assets, and definite-lived intangible assets.
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
Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements for further discussion on the annual impairment test.

Project Fuel
Project Fuel is an enterprise-wide transformational initiative that was launched in the second quarter of fiscal 2018 to address all aspects of our business and cost structure, simplifying and transforming our organization, structure and key processes. Project Fuel is facilitating further re-investment in our growth strategy while enabling us to achieve our desired future state operations.
In addition to the expected cost savings, Project Fuel is designed to strengthen our challenger culture and reinforce our consumer-centric organizational focus. It is also designed to simplify the organization and streamline ways of working in order to increase competitiveness, speed and agility, and ensure we have the skills, capabilities and investments needed to compete in a rapidly changing world.
We expect that Project Fuel will generate $265 to $275 in total annual gross savings by the end of the 2021 fiscal year. The savings generated will be used to fuel investments and brand building in strategic growth initiatives, offset anticipated operational cost headwinds from inflation and other rising input costs and improve our overall profitability and cash flows. Project Fuel related gross savings were approximately $74 in fiscal 2020, bringing cumulative gross savings to approximately $212.
To implement the restructuring element of Project Fuel, we estimated one-time pre-tax charges to be approximately $160 to $165, with an additional capital investment of $70 to $80 through the end of fiscal year 2021. Project Fuel restructuring charges were $38.1 for fiscal 2020, bringing cumulative Project Fuel restructuring charges to $133.6. Additionally, capital expenditures for Project Fuel were $24.4 in fiscal 2020, bringing cumulative capital expenditures for Project Fuel to $58.1.
For further information on our restructuring projects, refer to Note 4 of Notes to Consolidated Financial Statements.

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
We incurred charges totaling $2.8 in Cost of products sold in fiscal 2019 as a result of the changes to our supply chain. Fiscal 2018 had charges totaling $25.3 to Cost of products sold, primarily due to costs associated with the write-off of select sun care product inventories.

Executive Summary
Following is a summary of key results for fiscal 2020, 2019 and 2018. Net earnings and diluted earnings per share (“EPS”) for the time periods presented were impacted by impairment charges, restructuring charges, acquisition and integration costs, cost of early debt retirement, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, pension settlement expense, investor settlement expenses, the disposition of the Infant and Pet Care business and the Playtex gloves assets, the related tax effects of these items and the impact of the Tax Act. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are non-GAAP measures.

Fiscal 2020

•Net sales of $1,949.7 decreased 8.9% from fiscal 2019, inclusive of a 0.2% increase due to the acquisition of Cremo, a 4.4% decrease due to the sale of the Infant and Pet Care business and a 0.3% decrease due to currency movements. Excluding the impact of the Cremo acquisition, the sale of the Infant and Pet Care business and currency movements, organic net sales decreased 4.4% for fiscal 2020 as compared to the prior year period, as declines primarily in Wet Shave and Sun Care products were partially offset by growth in Skin Care driven by Wet Ones and grooming products.
•Net earnings for fiscal 2020 was $67.6, as compared to a net loss of $372.2 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings for fiscal 2020 decreased 21.2% to $148.8. The decline was primarily driven by lower net sales and increased Selling, general and administrative expenses (“SG&A”), partially offset by improved gross margin percentage and lower Advertising and sales promotion expense (“A&P”) compared to the prior year.
•Net earnings per diluted share during fiscal 2020 was $1.24 compared to a loss of $6.88 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share during fiscal 2020 were $2.73 compared to $3.48 in the prior year.

	Fiscal Year
	Net Earnings			Diluted EPS
	2020	2019	2018	2020	2019	2018
Net Earnings (Loss) and Diluted EPS - GAAP	$67.6	$(372.2)	$103.3	$1.24	$(6.88)	$1.90

Impairment charges (1)	—	570.0	24.4	—	10.54	0.73
Restructuring and related costs (2)	38.1	55.6	39.9	0.70	1.03	0.45
Acquisition and integration planning (3)	39.8	6.7	5.2	0.73	0.12	0.10
Cost of early retirement of long-term debt	26.2	—	—	0.48	—	—
Gain on sale of Infant and Pet Care business	(4.1)	—	—	(0.08)	—	—
COVID-19 expenses (4)	4.3	—	—	0.08	—	—
Sun Care reformulation costs (5)	—	2.8	25.3	—	0.05	0.46
Feminine and Infant Care evaluation costs (6)	0.3	2.1	—	0.01	0.04	—
Investor settlement expense (7)	—	0.9	—	—	0.02	—
Gain on sale of Playtex gloves assets	—	—	(15.3)	—	—	(0.28)
Pension settlement expense (8)	—	—	5.4	—	—	0.10
Impact of dilutive shares (9)	—	—	—	—	(0.01)	—
Income taxes (10)	(23.4)	(77.1)	3.4	(0.43)	(1.43)	0.06
Adjusted Net Earnings and Adjusted Diluted EPS - Non-GAAP	$148.8	$188.8	$191.6	$2.73	$3.48	$3.52

Weighted-average shares outstanding - Diluted				54.6	54.1	54.5
(1)Impairment charges reflect the impact of the goodwill and intangible asset impairments recorded in fiscal 2019 and 2018. Refer to Note 7 of Notes to Consolidated Financial Statements for further discussion on impairment charges.
(2)Restructuring costs associated with Project Fuel includes SG&A of $13.3, $8.6, and $1.4 for fiscal 2020, 2019, and 2018, respectively, associated with certain information technology enablement expenses and incentive and retention compensation expenses for Project Fuel. Additionally, it includes Cost of products sold of $0.2 and $0.6 for fiscal 2020 and 2019, respectively, related to inventory obsolescence write-offs.
(3)Includes SG&A of $39.2, $6.7, and $3.4 for fiscal 2020, 2019 and 2018, respectively, related to integration expenses associated with acquisitions and Cost of products sold of $0.6 and $1.8 related to the valuation of acquired inventory for fiscal 2020 and 2018, respectively.

(4)Includes pre-tax Cost of products sold of $4.3 for fiscal 2020 which included incremental costs incurred by the Company related to higher benefit and emergency payments, supplies and freight.
(5)Includes Cost of products sold of $2.8 and $25.3 for fiscal 2019 and 2018, respectively, associated with supply chain changes and inventory write-offs on select Sun Care products.
(6)Includes pre-tax SG&A of $0.3 and $2.1 for fiscal 2020 and 2019, respectively, associated with consulting costs incurred in connection with the evaluation of our Feminine Care and Infant Care segments.
(7)Includes pre-tax SG&A of $0.9 for fiscal 2019 associated with a settlement with an investor.
(8)Pension settlement expense was the result of increased lump sum benefit payments in fiscal 2018 from higher employee turnover associated with Project Fuel. The lump sum benefit payments are not expected to be recurring in nature.
(9)GAAP EPS was calculated using basic weighted average shares outstanding due to a net loss. Adjusted diluted EPS was calculated using diluted weighted average shares outstanding.
(10)Includes the impact of the Tax Act totaling $3.6 and $21.3 in Income tax expense for fiscal 2019 and 2018, respectively, in addition to the tax impact of the other adjustments to Net Earnings (Loss) and Diluted EPS - GAAP.

Operating Results
The following table presents changes in net sales for fiscal 2020 and 2019, as compared to the corresponding prior year period, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Net sales - prior year	$2,141.0		$2,234.4
Organic	(94.9)	(4.4)%	(76.9)	(3.4)%
Impact of Infant and Pet Care sale	(93.4)	(4.4)%	—	—%
Impact of Cremo acquisition	4.5	0.2%	—	—%
Impact of Playtex gloves asset sale	—	—%	(1.0)	—%
Impact of Jack Black acquisition	—	—%	17.1	0.8%
Impact of currency	(7.5)	(0.3)%	(32.6)	(1.6)%
Net sales - current year	$1,949.7	(8.9)%	$2,141.0	(4.2)%
For fiscal 2020, net sales decreased 8.9% on a reported basis. Excluding the impact of the Cremo acquisition, the divestiture of the Infant and Pet Care business and currency movements, organic net sales decreased 4.4% versus the prior year. The decline in organic net sales in fiscal 2020 was largely due to the ongoing COVID-19 pandemic and the related stay-at-home orders and travel restrictions which resulted in lower consumer demand and decreases in net sales for our Wet Shave and Sun Care products. Organic net sales declined in North America by 2.4% while International organic net sales fell 7.6%. Globally, declines related to COVID-19 were primarily in Wet Shave and Sun Care while Skin Care grew, driven by Wet Ones. Feminine Care had decreased volumes during fiscal 2020, driven by distribution declines and increased competitive pressures.
Management estimates that the negative impact to net sales due to COVID-19 was approximately $102, and when excluding this impact, organic net sales increased 0.5% compared to the prior year. Management estimated the impact of the COVID-19 pandemic on net sales at the product and category level, through a detailed analysis of many factors, including rolling weekly and monthly net sales trends prior to COVID-19, historical and current order patterns by customer compared to the prior year period and segment performance in the context of overall category trends. This is the Company’s best estimate and there can be no assurance that our estimate reflects the actual COVID-19 impact to net sales.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $880.9 in fiscal 2020, as compared to $966.6 in fiscal 2019. Gross margin as a percent of net sales for fiscal 2020 was 45.2%, up 10 basis points as compared to fiscal 2019. Excluding the impact of acquisitions, divestitures, and non-recurring charges such as COVID-19 pandemic expenses and Project Fuel obsolescence, gross margin as a percent of sales increased by 10 basis points compared to fiscal 2019, as Project Fuel related savings and lower input costs helped to offset the impact of lower volumes, and higher pricing in Sun Care offset unfavorable mix in Wet Shave.

Selling, General and Administrative Expense
SG&A was $408.8 in fiscal 2020, or 21.0% of net sales, as compared to $372.0 in fiscal 2019, or 17.4% of net sales. Excluding the impact of non-recurring expenses, consisting of Cremo acquisition and integration costs, the divestiture of Infant and Pet Care, Project Fuel and Feminine and Infant Care evaluation costs in both periods, SG&A as a percent of net sales increased 150 basis points compared to fiscal 2019. The increase in SG&A spend was driven by higher bad debt expense driven by the COVID-19 pandemic and increased salary and benefits expense compared to the prior fiscal year.

Advertising and Sales Promotion Expense
For fiscal 2020, A&P was $216.2, down $34.7 as compared to fiscal 2019. A&P as a percent of net sales was 11.1% for fiscal 2020, compared with 11.7% in fiscal 2019. The decrease was driven by lower spend across all segments. Wet Shave spend in fiscal 2020 was down across all product groups and geographies. Additionally, Feminine Care A&P in North America declined in fiscal 2020. The decline in A&P was primarily caused by the COVID-19 pandemic, as the Company lowered A&P in fiscal 2020 due to the reduction in demand across multiple product lines. Additionally, A&P declined by $7.5 due to the sale of the Infant and Pet Care business.

Research and Development Expense
Research and development expense (“R&D”) increased to $55.3 in fiscal 2020, compared to $53.5 in fiscal 2019. As a percent of net sales, R&D was approximately 2.8% in fiscal 2020 compared to 2.5% in fiscal 2019.

Interest Expense Associated with Debt
Interest expense associated with debt for fiscal 2020 was $61.2, a decrease of $1.4 as compared to fiscal 2019. The decline in interest expense was the result of lower average outstanding debt, primarily as a result of the repayment of the $185 term loan due April 2019 in the second quarter of fiscal 2019. Additionally, there were no borrowings under the Revolving Credit Facility as of September 30, 2020.
In addition to the interest expense associated with debt, we incurred $26.2 of costs for the early retirement of the $600 2021 Notes in fiscal 2020.

Other Expense (Income), Net
Other expense (income), net was expense of $5.4 in fiscal 2020 compared to expense of $1.5 in fiscal 2019. The increase in expense in fiscal 2020 was largely related to the significant devaluation of local currencies in several key countries in Latin America, Asia and Central Europe against the U.S. dollar in the second quarter and the resulting revaluation of balance sheet exposures, partially offset by foreign currency exchange contract gains.

Income Tax Provision (Benefit)
Income taxes, which include federal, state and foreign taxes, were 22.6%, 4.6% and 36.9% of Earnings (loss) before income taxes in fiscal 2020, 2019 and 2018, respectively.
The effective income tax rate for fiscal 2020 for operations was 22.6% as compared to 4.6% in the prior year. The fiscal 2019 effective tax rate reflects a small benefit on a net loss, due to the impairment of goodwill and intangible assets, a portion of which are non-deductible. Excluding impairment charges, restructuring charges, acquisition and integration costs, cost of early debt retirement, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, pension settlement expense, investor settlement expenses, the disposition of the Infant and Pet Care business and the Playtex gloves assets and the impact of the Tax Act, the adjusted effective tax rate for fiscal 2020 was 22.5% compared to 23.8% in the prior year.

	2020
	Reported	Adjustments	Adjusted (Non-GAAP)
Earnings before income taxes	$87.3	$104.6	$191.9
Income tax provision	19.7	23.4	43.1
Net earnings	$67.6	$81.2	$148.8

Effective tax rate	22.6%		22.5%

	2019
	Reported	Adjustments	Adjusted (Non-GAAP)
(Loss) earnings before income taxes	$(390.3)	$638.1	$247.8
Income tax (benefit) provision	(18.1)	77.1	59.0
Net (loss) earnings	$(372.2)	$561.0	$188.8

Effective tax rate	4.6%		23.8%

	2018
	Reported	Adjustments	Adjusted (Non-GAAP)
Earnings before income taxes	$163.8	$84.9	$248.7
Income tax provision	60.5	(3.4)	57.1
Net earnings	$103.3	$88.3	$191.6

Effective tax rate	36.9%		23.0%
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

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with impairment charges, restructuring charges, acquisition and integration costs, cost of early debt retirement, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, investor settlement expenses, the disposition of the Infant and Pet Care business and the Playtex gloves assets and the amortization and impairment of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
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
The following tables present changes in segment net sales and segment profit for fiscal 2020 and 2019, as compared to the corresponding prior year periods, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of Segment profit to Earnings (loss) before income taxes, see Note 18 of Notes to Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Net sales - prior year	$1,250.1		$1,330.1
Organic	(83.2)	(6.7)%	(54.7)	(4.1)%
Impact of currency	(4.6)	(0.3)%	(25.3)	(1.9)%
Net sales - current year	$1,162.3	(7.0)%	$1,250.1	(6.0)%
Wet Shave net sales for fiscal 2020 decreased 7.0%, inclusive of a 0.3% decline due to currency movements. Excluding the impact of currency movements, organic net sales decreased $83.2, or 6.7%, primarily driven by significantly lower volumes and unfavorable price mix. The decline in organic net sales was driven by a reduction in category sales and demand from the COVID-19 pandemic, impacting all regions. Volumes declined in Men’s Systems and Disposables, partially offset by slight growth in volumes in Women’s systems. Geographically, the decline in organic sales was driven by North America, which fell 6.1% due to lower volumes in Men’s Systems and Disposables and an unfavorable price mix across all product categories. International Wet Shave declined organically by 7.1%, primarily in Asia Pacific and Europe which was driven by volume declines in Men’s Systems and Disposables.

Segment Profit - Wet Shave
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Segment profit - prior year	$246.5		$265.2
Organic	(37.9)	(15.4)%	(13.4)	(5.1)%
Impact of currency	(2.4)	(0.9)%	(5.3)	(2.0)%
Segment profit - current year	$206.2	(16.3)%	$246.5	(7.1)%
Wet Shave segment profit for fiscal 2020 was $206.2, down $40.3 or 16.3%, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $37.9, or 15.4%. The decline in segment profit was the result of lower gross margins that were impacted by decreased volumes across all regions in Men’s Systems and Disposables, unfavorable price mix in Men’s and Women’s Systems and increased SG&A spend, offset by favorable cost mix and A&P. Segment profit was significantly impacted by the COVID-19 pandemic, which reduced demand and volumes of Wet Shave products, and was partially offset by the reduction in A&P.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Net sales - prior year	$463.1		$453.3
Organic	(3.1)	(0.7)%	(0.4)	(0.1)%
Impact of Cremo acquisition	4.5	1.0%	—	—%
Impact of Playtex gloves asset sale	—	—%	(1.0)	(0.2)%
Impact of Jack Black acquisition	—	—%	17.1	3.8%
Impact of currency	(2.5)	(0.5)%	(5.9)	(1.4)%
Net sales - current year	$462.0	(0.2)%	$463.1	2.1%
Sun and Skin Care net sales for fiscal 2020 decreased 0.2%, inclusive of a 1.0% increase from the Cremo acquisition and a 0.5% decline due to currency movements. Excluding the impact of acquisitions and currency movements, organic net sales decreased $3.1, primarily due to declines in Banana Boat and Hawaiian Tropic, as the COVID-19 pandemic resulted in travel disruption during the summer vacation season, significantly reducing demand during the peak Sun Care season. This decline was partially offset by growth in Wet One’s hand wipes and Men’s grooming, with volume growth for both Bulldog and Jack Black. Geographically, North America grew organic net sales 3.2%, driven by Wet Ones, which saw more than 60% growth due to demand increases largely attributable to the COVID-19 pandemic. Internationally, organic net sales fell almost 11%, driven by declines in Sun Care volumes in Asia Pacific and Latin America.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Segment profit - prior year	$80.4		$80.9
Organic	(11.7)	(14.6)%	(4.8)	(5.9)%
Impact of Cremo acquisition	1.1	1.4%	—	—%
Impact of Playtex gloves asset sale	—	—%	(0.3)	(0.4)%
Impact of Jack Black acquisition	—	—%	5.3	6.6%
Impact of currency	(0.7)	(0.8)%	(0.7)	(0.8)%
Segment profit - current year	$69.1	(14.0)%	$80.4	(0.5)%
Sun and Skin Care segment profit for fiscal 2020 was $69.1, a decrease of 14.0% compared to the prior year, inclusive of a 1.4% increase from the Cremo acquisition and a 0.8% decline from currency movements. Excluding the impact of the acquisition and currency movements, organic segment profit decreased $11.7, or 14.6%. The decrease in segment profit was driven by product mix as lower net sales and gross margin in Sun Care from reduced volumes was partially offset by increased volumes in Wet Ones and Men’s Grooming products. Declines in A&P in Sun Care were offset by higher overall segment SG&A.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Net sales - prior year	$308.1		$329.5
Organic	(9.1)	(3.0)%	(20.7)	(6.3)%
Impact of currency	(0.4)	(0.1)%	(0.7)	(0.2)%
Net sales - current year	$298.6	(3.1)%	$308.1	(6.5)%
Feminine Care net sales for fiscal 2020 decreased $9.5, or 3.1%, inclusive of a 0.1% decline due to currency movements. Excluding the impact of currency movements, organic segment net sales decreased $9.1, or 3.0%, driven by volume declines across branded tampons and Carefree liners. Pads had volume growth during fiscal 2020 with the introduction of Carefree pads more than offsetting volume declines in Stayfree. The COVID-19 pandemic was a net positive as pantry loading in the second quarter of fiscal 2020 caused increased volumes, partially offset by lower net sales during the remainder of fiscal 2020.

Segment Profit - Feminine Care
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Segment profit - prior year	$48.3		$37.2
Organic	4.1	8.5%	11.5	30.9%
Impact of currency	(0.1)	(0.2)%	(0.4)	(1.1)%
Segment profit - current year	$52.3	8.3%	$48.3	29.8%
Feminine Care segment profit for fiscal 2020 was $52.3, an increase of $4.0, or 8.3%, inclusive of currency impacts. The increase in segment profit is primarily the result of lower A&P and favorable cost mix from manufacturing efficiencies, partially offset by lower volumes and higher SG&A.

All Other

Net Sales - All Other
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Net sales - prior year	$119.7		$121.5
Organic	0.5	0.4%	(1.1)	(0.9)%
Impact of Infant and Pet Care business sale	(93.4)	(78.0)%	—	—%
Impact of currency	—	—%	(0.7)	(0.6)%
Net sales - current year	$26.8	(77.6)%	$119.7	(1.5)%
All Other net sales for fiscal 2020 decreased 77.6%. Excluding the impact of the divestiture of the Infant and Pet Care business, organic net sales increased $0.5 or 0.4%.

Segment Profit - All Other
For the Years Ended September 30,
	2020	%Chg	2019	%Chg
Segment profit - prior year	$11.7		$18.5
Organic	0.5	4.3%	(6.4)	(34.6)%
Impact of Infant and Pet Care business sale	(9.1)	(77.8)%	—	—%
Impact of currency	—	—%	(0.4)	(2.2)%
Segment profit - current year	$3.1	(73.5)%	$11.7	(36.8)%
All Other segment profit for fiscal 2020 decreased 73.5% compared to the prior year period. Excluding the impact of the divestiture of the Infant and Pet Care business, organic segment profit increased 4.3%.

General Corporate and Other Expenses

	Fiscal Year
	2020	2019	2018

General corporate and other expenses	$54.9	$57.3	$68.8
Impairment charges	—	570.0	24.4
Restructuring and related costs	38.1	55.6	39.9
Acquisition and integration planning costs	39.8	6.7	5.2
Cost of early retirement of long-term debt	26.2	—	—
Gain on sale of Infant and Pet Care business	(4.1)	—	—
COVID-19 expenses	4.3	—	—
Sun Care reformulation costs	—	2.8	25.3
Feminine and Infant Care evaluation costs	0.3	2.1	—
Investor settlement expense	—	0.9	—
Gain on sale of Playtex gloves assets	—	—	(15.3)
Pension settlement expense	—	—	5.4
General corporate and other expenses	$159.5	$695.4	$153.7
% of net sales	8.2%	32.5%	6.9%
For fiscal 2020, general corporate expenses were $54.9, a decrease of $2.4 as compared to fiscal 2019. Fiscal 2019 general corporate expenses decreased $11.5 when compared to fiscal 2018. The decline in general corporate expenses in fiscal 2020 relates to savings from Project Fuel and reduced consulting and legal fees, offset by a slight increase in salary and benefit costs and incentive compensation expense.
The Company incurred expenses associated with the early retirement of the $600 Senior Notes due 2021, including the recognition of remaining debt issuance costs and interest expense in the third quarter of fiscal 2020. Additionally, the Company incurred expenses, primarily legal, consulting and financing costs, associated with the termination of the Harry’s acquisition in the first half of fiscal 2020. Acquisition and integration costs incurred in the fourth quarter of fiscal 2020 were related to the acquisition of Cremo, which was completed in September 2020.

Liquidity and Capital Resources
To date, COVID-19 has not had a significant impact on our liquidity or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At September 30, 2020, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties to deposits consist of a number of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,271.1 at September 30, 2020, including $21.1 tied to variable interest rates. Our total borrowings at September 30, 2019 were $1,231.4.
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
On April 3, 2020, we replaced our former unsecured revolving credit facility in the U.S. with a new secured revolving credit facility in an aggregate principal amount of $425 (the “Revolving Credit Facility”). Taking into account outstanding letters of credit of $8.7, as of September 30, 2020, $416.3 was available under the Revolving Credit Facility. At September 30, 2019, we had outstanding borrowings of $117.0 under our prior senior unsecured revolving credit agreement dated as of June 1, 2015, as amended, supplemented or modified from time to time among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, and the related Subsidiary Guaranty Agreement dated as of June 30, 2015 (the “Prior Revolving Facility” and, collectively with the Revolving Credit Facility, the “Revolving Credit Facilities”).
We had outstanding international borrowings, recorded within Notes payable, of $21.1 and $14.4 as of September 30, 2020 and September 30, 2019, respectively.
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
In fiscal 2021, we expect our total capital expenditures to be in the range of $60 to $70 primarily related to maintenance of manufacturing facilities, new products and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2020, we contributed $6.6 to our pension and postretirement plans. The expected minimum required contribution to our pension and postretirement plans in fiscal 2021 is $6.3; however, discretionary contributions may be made.

Debt Covenants
The Revolving Credit Facility governing our outstanding debt at September 30, 2020 contains certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1. In addition, under the Revolving Credit Facility, the ratio of our EBITDA, as defined in the Revolving Credit Facility, to total interest expense must exceed 3.0 to 1. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the Revolving Credit Facility allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP. If we fail to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross-defaults on our other borrowings.
As of September 30, 2020, we were in compliance with the provisions and covenants associated with the Revolving Credit Facility.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2020	2019	2018
Net cash from (used by):
Operating activities	$232.6	$190.6	$259.4
Investing activities	(196.4)	(45.5)	(118.8)
Financing activities	(18.7)	(63.8)	(379.6)
Effect of exchange rate changes on cash	5.6	(6.1)	2.5
Net increase (decrease) in cash and cash equivalents	$23.1	$75.2	$(236.5)

Operating Activities
Cash flow from operating activities was $232.6 in fiscal 2020, as compared to $190.6 in fiscal 2019. The increase in operating cash flow in fiscal 2020 was driven by working capital improvements, including lower accounts receivables due to improved days in sales outstanding and lower net sales, reduced inventory balances, offset by a decrease in accounts payable days outstanding.

Investing Activities
Cash flow used by investing activities was $196.4 in fiscal 2020 as compared to $45.5 in the prior fiscal year. The change was primarily due to the $233.6 acquisition of Cremo in the fourth quarter of fiscal 2020, a $13.8 outflow related to a minority investment of a direct-to-consumer company, offset by a $95.8 inflow related to the sale of the Infant and Pet Care business in the first quarter of fiscal 2020. Capital expenditures were $47.7 during fiscal 2020 and $58.0 during the prior year.

Financing Activities
Net cash used by financing activities was $18.7 in fiscal 2020 as compared to $63.8 in fiscal 2019. During fiscal 2020, we made repayments of $117.0 on the Prior Revolving Facility. The Company also replaced its 2021 Senior Notes with the issuance 2028 Senior Notes. Additional financing cash outflows incurred during fiscal 2020 included the payment of costs incurred in connection with the early retirement of the 2021 Notes totaling $26.2 and debt issuance costs totaling $11.7 related to the issuance of the 2028 Notes. Financing outflows associated with the Company’s $150 uncommitted accounts receivable facility (“Accounts Receivable Facility”) were $11.2 during fiscal 2020 compared to financing inflows of $8.4 in the prior year period. Refer to Note 10 in the Notes to Consolidated Financial Statements for further discussion on the Accounts Receivable Facility.

Share Repurchases
In January 2018, our Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. We have 10.0 shares remaining available for purchase under the January 2018 Board authorization. Any future share repurchases may be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2020, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
Dividends
On November 20, 2020, our Board declared a cash dividend of $0.15 per share of common stock, payable on January 6, 2021, to all shareholders of record as of the close of business on December 10, 2020.

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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and on March 29, 2017, the U.K. began the process to withdraw from the E.U. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the E.U. Historically, our hedging strategy has included hedging a portion of our exposure to the British pound, thereby reducing our currency risk. We routinely monitor and evaluate this strategy based on risk and will adjust as necessary to minimize exposure to fluctuations in exchange rates related to our U.K. operations. A weaker British pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. For fiscal 2020, net sales of our U.K. operations were 4% of our consolidated net sales. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Commitments and Contingencies
Contractual Obligations
A summary of our significant contractual obligations at September 30, 2020 is shown below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current maturities	$1,250.0	—	500.0	—	750.0
Interest on long-term debt	379.1	65.2	148.7	82.7	82.5
Notes payable	21.1	21.1	—	—	—
Minimum pension funding (1)	17.9	6.3	2.3	9.3	—
Operating leases	69.8	10.2	14.2	9.5	35.9
Purchase obligations and other (2) (3)	69.2	43.7	16.1	7.0	2.4
Total	$1,807.1	$146.5	$681.3	$108.5	$870.8
(1)Globally, our total pension and post retirement contributions in the next 12 months are estimated to be approximately $6.3. U.S. pension plans constitute approximately 70% of the plan assets for our pension plans. The estimates beyond fiscal 2020 represent future pension payments to comply with local funding requirements in the U.S. only. The projected payments beyond fiscal 2023 are not currently determinable.
(2)Included in the table above are approximately $32.6 of fixed costs related to third-party logistics contracts.
(3)Included in the table above are approximately $5.9 of deferred compensation payments to retirees.
Purchase obligations set forth in the table above represent contractual obligations that generally have longer terms and are non-routine in nature. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2020, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future. As such, these arrangements have been excluded from the table above.

Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, foreign and local laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. Accrued environmental costs at September 30, 2020 were $11.6. It is difficult to quantify with reasonable certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

Supplemental Guarantor Financial Information
The Company issued Senior Notes in May 2012, which are fully and unconditionally guaranteed on a joint and several basis by the Company’s existing and future material direct and indirect domestic subsidiaries that are guarantors of any the Company’s credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the Notes. The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries which are not guarantors of any of the Company’s other indebtedness (collectively, the “Non-Guarantors”), do not guarantee the Notes. The subsidiary guarantee with respect to the Notes is subject to release upon sale of all of the capital stock of the subsidiary guarantor; if the guarantee under the Company’s credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

The following tables present summarized financial information for Edgewell Personal Care Company (the “Parent”) and the Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor.

Summarized Statement of Operations	Twelve Months Ended September 30, 2020

Net sales	$1,305.6
Gross profit	521.8
Net loss	(27.9)

Summarized Balance Sheet	September 30, 2020	September 30, 2019

Assets
Current assets	$419.1	$299.1
Non-current assets	1,947.4	1,745.5

Liabilities and Shareholder’s Equity
Current liabilities	283.4	487.5
Non-current liabilities	1,517.1	1,393.2

Critical Accounting Policies
The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Specific areas, among others, requiring the application of management’s estimates and judgment include assumptions pertaining to accruals for consumer and trade promotion programs, pension and postretirement benefit costs, share-based compensation, future cash flows associated with impairment testing of goodwill and other long-lived assets, uncertain tax positions, the reinvestment of undistributed foreign earnings and tax valuation allowances. On an ongoing basis, we evaluate our estimates, but actual results could differ materially from those estimates.
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

Revenue Recognition
We derive revenue from the sale of our products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of goods to the customer. Discounts are offered to customers for early payment, and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products. Reserves are established and recorded in cases where the right of return does exist for a particular sale.
We assess the contractual obligations in customers’ purchase orders and identify performance obligations related to the transferred goods (or a bundle of goods) that are distinct. To identify the performance obligations, we consider all the goods promised, whether explicitly stated or implied based on customary business practices. Our purchase orders are short term in nature, lasting less than one year, and contain a single delivery element. For a purchase order that has more than one performance obligation, we allocate the total consideration to each distinct performance obligation on a relative stand-alone selling price basis. We do not exclude variable consideration in determining the remaining value of performance obligations.
We record sales at the time that control of goods passes to the customer. The terms of these sales vary, but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by us; and (5) collectability is reasonably assured. Simultaneously with the sale, we reduce Net sales and Cost of products sold and reserve amounts on the Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions, based on climate and other factors. However, the majority of returns occur in the U.S. from September through January, following the summer Sun Care season. We estimate the level of Sun Care returns as the Sun Care season progresses, using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns.
This allows us to manage shipment activity to our customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors, including weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2020 Sun Care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $2.7 and our reported operating income by $2.6. At September 30, 2020 and 2019, our reserve on the Consolidated Balance Sheet for returns was $44.8 and $60.4, respectively.
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
We utilize a spot discount rate approach to estimate service and interest components of net periodic benefit cost for our pension benefits. The spot discount rate approach applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows and is a more precise application of the yield curve spot rates used in the traditional single discount rate approach.
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2020, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $4.9. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher, respectively, pension obligations. A one percentage point decrease in the discount rate would increase pension obligations by approximately $93.9 at September 30, 2020.
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

Share-Based Compensation
We award restricted stock equivalents (“RSE”), which generally vest over two to four years. A portion of the RSE awards may provide for the issuance of common stock to certain managerial staff and executive management if specified performance targets are achieved. The fair value of each grant is estimated on the date of grant based on the current market price of the shares. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management’s assessment of the probability that performance goals will be achieved. If such goals are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level. If it is determined that the performance goals will be exceeded, additional compensation expense is recognized.
Non-qualified stock options (“share options”) are granted at the market price on the grant date and generally vest ratably over three years. We calculate the fair value of total share-based compensation for share options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements, including the expected term, expected stock price volatility, risk-free interest rate and expected dividends. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified or there is a change in the number of awards expected to forfeit prior to vesting.
Further detail on Share-Based Payments is included in Note 13 of Notes to Consolidated Financial Statements.

Valuation of Long-Lived Assets
We periodically evaluate our long-lived assets, including property, plant and equipment, goodwill and intangible assets, for potential impairment indicators. Judgments regarding the existence of impairment indicators, including lower than expected cash flows from acquired businesses, are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. We estimate fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital and discount rates, which would affect the impairment calculation. See the discussion on “Acquisitions, Goodwill and Intangible Assets” included later in this section for further information, including information on the non-cash impairment charges taken during fiscal 2019 and 2018.
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
Further detail on Income Taxes is included in Note 5 of Notes to Consolidated Financial Statements.

Acquisitions, Goodwill and Intangible Assets
We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. We use a variety of information sources to determine the value of acquired assets and liabilities, including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other experts to assess the obligations associated with legal, environmental or other claims.
During fiscal 2020, the Company used variations of the income approach in determining the fair value of intangible assets acquired in the acquisition of Cremo Holding Company, LLC. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name and proprietary technology that we acquired.
Our determination of the fair value of customer relationships acquired involved significant estimates and assumptions related to revenue growth rates, discount rates, and customer attrition rates. The determination of the fair value of trade names and proprietary technology acquired involved the use of significant estimates and assumptions related to revenue growth rates, royalty rates and discount rates. We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.
The recorded value of goodwill and intangible assets from recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and, therefore, are likely more susceptible to an adverse change that could require an impairment charge. As such, significant judgment is required in estimating the fair value of goodwill and intangible assets. Additionally, significant judgment is needed when assigning a useful life to intangible assets. Certain intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life. The value of residual goodwill is not amortized, but is tested at least annually for impairment. See Note 7 of Notes to Consolidated Financial Statements.
However, future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.
During the fourth quarter of fiscal 2020, we performed an annual test for impairment of goodwill on each of our reporting units: Wet Shave, Sun Care, Skin Care, and Feminine Care. As part of the annual goodwill impairment test, we estimated the fair value of each reporting unit using both market and income approaches of valuation. The income approach utilizes the discounted cash flow method and incorporates significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. The projections for future cash flows are generated using our company’s strategic plan to determine a five-year period of forecasted cash flows and operating data. The market approach uses the guideline public company method to calculate the value of each reporting unit based on the operating data of similar assets from competing publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The multiples are adjusted given the specific characteristics of the reporting unit including its position in the market relative to the guideline companies and applied to the reporting unit’s operating data to arrive at an indication of value. The income and market approaches are weighted based on circumstances specific to each reporting unit and combined are used to calculate fair value.

Determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized, and also on the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that actual future earnings or cash flows of the reporting units will not decline significantly from these projections. We will monitor any changes to these assumptions and will evaluate goodwill as deemed warranted during future periods.
The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth and operating margins, which are based upon our strategic plan. The assumptions used for the annual goodwill impairment test for fiscal year 2020 include terminal growth rates ranging from 0.25% to 2.50% and a weighted average cost of capital of 9.5%.
Our annual impairment testing date is July 1, 2020, and the valuation indicated there was no impairment of the goodwill of the reporting units. The impairment analysis performed in fiscal 2020 indicated that the Wet Shave and Skin Care reporting units had fair values that were less than 110% of the carrying amounts. Refer below for a sensitivity analysis for reporting units with less than 10% headroom between fair value and carrying value.
We evaluate the fair value of indefinite-lived intangible assets annually in conjunction with the goodwill impairment test. Our assessment of intangible assets that have an indefinite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment.
During the fourth quarter of fiscal 2020, we completed our annual impairment test of indefinite-lived intangible assets, which consist of trademarks and brand names used across our segments. The estimated fair value was determined using two income approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. We estimated royalty rates based on operating profits of the brand.
The valuations of the indefinite-lived intangible assets had no indication of impairment as of the annual testing date on July 1, 2020. The impairment analysis performed in fiscal 2020 indicated that the Banana Boat trade name had a fair value that was less than 110% of the carrying amount. Refer below for a sensitivity analysis for the Banana Boat trade name had the key assumptions been adjusted.
Future changes in the judgment, assumptions and estimates that are used in our impairment testing could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The assumptions used for the annual valuation for indefinite-lived intangible assets for fiscal year 2020 include terminal growth rates ranging from 0.25% to 2.50% and a weighted average cost of capital ranging from 9.75% to 11.5%.
The annual impairment analysis performed in fiscal 2020 did not indicate that impairment existed in the reporting units or indefinite lived trade names. However, the annual impairment analysis indicated that the Wet Shave and Skin Care reporting units had fair values that were less than 110% of the carrying values. Additionally, the Banana Boat trade name had a fair value that was less than 110% of the carrying amount. The carrying amount of the goodwill of the Wet Shave and Skin Care reporting units as of September 30, 2020 was $598.2 and $103.6, respectively, excluding the estimated goodwill associated with the Cremo acquisition as of September 30, 2020. The carrying amount of the Banana Boat trade name was $277.2 as of September 30, 2020. The table below presents, based on the annual impairment test performed in fiscal 2020, the change in value of the Wet Shave and Skin Care reporting units and the Banana Boat trade name, given adjustments to the key assumptions. For the analysis, we estimated the fair value of the reporting units if we increased the discount rate by 25 basis points or reduced the long-term revenue growth rate by 25 basis points and then recalculated the percentage the fair value would have exceeded the carrying amount.

	Discount rate increased by 25 bps	Long-term growth rate decreased by 25 bps
Wet Shave reporting unit
Change in fair value	$(24)	$(19)
Percentage by which fair value exceeds carrying amount	1.4%	1.7%
Skin Care reporting unit
Change in fair value	$(8)	$(6)
Percentage by which fair value exceeds carrying amount	1.8%	2.6%
Banana Boat trade name
Change in fair value	$(9)	$(7)
Percentage by which fair value exceeds carrying amount	2.2%	3.0%

Recently Issued Accounting Standards
Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion regarding recently issued accounting standards and their estimated impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
($ in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, interest rates and our stock price. The following risk management discussion and the estimated amounts generated from the sensitivity analysis are forward-looking statements of market risk, assuming certain adverse market conditions occur. Company policy allows derivatives to be used only for identifiable exposures and, therefore, we do not enter into hedges for trading purposes where the sole objective is to generate profits.

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

Derivatives Designated as Cash Flow Hedging Relationships
At September 30, 2020, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax loss of $3.0 and an unrealized pre-tax gain of $1.7 at September 30, 2020 and 2019, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss (“AOCI”). Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2020 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2020 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2022. There were 64 open foreign currency contracts at September 30, 2020 with a notional value of approximately $130.2.
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
We enter into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to mitigate these balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure; thus, they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in losses of $0.5 and $1.2 for fiscal 2020 and 2019, respectively, which were recorded in Other expense (income), net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2020, with a notional amount of approximately $39.0.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future use, hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2020, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of September 30, 2020, our outstanding debt included $21.1 related to our international, variable-rate note payable. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $0.2.
The remaining outstanding debt as of September 30, 2020 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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

Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles for external purposes. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2020 was effective.
The Company's management has excluded the acquisition of Cremo Holding Company, LLC (“Cremo”) from its assessment of internal control over financial reporting as of September 30, 2020, because Cremo was acquired by the Company on September 2, 2020. The assets excluded from our assessment for the Cremo acquisition represent 0.6% of consolidated assets as of September 30, 2020 and 0.2% of consolidated net sales for the fiscal year ended September 30, 2020.
The Company’s internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edgewell Personal Care Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of earnings and comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2020 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Cremo Holding Company, LLC (“Cremo”) from its assessment of internal control over financial reporting as of September 30, 2020, because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Cremo from our audit of internal control over financial reporting. Cremo is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less 0.6% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2020.

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

Indefinite-Lived Intangible Asset Impairment Assessment – Banana Boat Trade Name

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived trade names and brands balance as of September 30, 2020 was $601.4 million, which includes $277.2 million related to the Banana Boat trade name. Management evaluates indefinite-lived intangible assets annually for impairment in the fourth fiscal quarter, or when indicators of a potential impairment are present. The impairment assessment compares the carrying values of the indefinite-lived intangible assets to the estimated fair values. The estimated fair value of the indefinite-lived intangible assets was determined using one of two income approaches: (i) the multi-period excess earnings method and (ii) the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, and appropriate royalty rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for the Banana Boat trade name is a critical audit matter are the significant judgment by management when developing the fair value of the trade name; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to future revenue growth, operating margin, and the discount rate, used in the multi-period excess earnings method. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the determination of the fair value of indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Banana Boat trade name, (ii) evaluating the appropriateness of the multi-period excess earnings method, (iii) testing the completeness and accuracy of underlying data used in the method, and (iv) evaluating the reasonableness of significant assumptions used by management related to future revenue growth, operating margin, and the discount rate. Evaluating management’s assumptions related to future revenue growth, operating margin and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) current performance of the products supported by the trade name, (ii) relevant industry forecasts and macroeconomic conditions, (iii) management’s historical forecasting accuracy, (iv) consistency with evidence obtained in other areas of the audit, and (v) management’s objectives and strategies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s application of the multi-period excess earnings method and the discount rate assumption.

Goodwill Impairment Assessments – Wet Shave and Skin Care Reporting Units

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill, net balance as of September 30, 2020 was $1,159.7 million, which includes $598.2 million related to the Wet Shave reporting unit and $103.6 million related to the Skin Care reporting unit, excluding the estimated goodwill associated with the Cremo acquisition as of September 30, 2020. Management evaluates goodwill annually for impairment in the fourth fiscal quarter, or when indicators of a potential impairment are present. The impairment assessment compares the carrying values of the reporting units to the estimated fair values. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered in the valuation, and where appropriate, both methods will be used and weighted, unless appropriate market comparables are not available for a reporting unit. The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, and operating margins, which are based upon the Company’s strategic plan.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Wet Shave and Skin Care reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting units; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to revenue growth, operating margins, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the determination of the fair value of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Wet Shave and Skin Care reporting units, (ii) evaluating the appropriateness of the income approach, (iii) testing the completeness and accuracy of underlying data used in the income approach, and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth, operating margins, and discount rates. Evaluating management’s assumptions related to revenue growth, operating margins, and discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of the reporting units, (ii) relevant industry forecasts and macroeconomic conditions, (iii) management’s historical forecasting accuracy, (iv) consistency with evidence obtained in other areas of the audit, and (v) management’s objectives and strategies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s income approach and the discount rates assumptions.

Valuation of Definite Lived Trade Name and Customer Relationships Acquired Intangible Assets – Cremo Acquisition

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Cremo Holding Company, LLC (Cremo) in fiscal year 2020. The Company’s purchase price allocation included other intangible assets of $95.1 million, which includes definite lived trade name and customer relationships. The Company used variations of the income approach in determining the fair value of intangible assets acquired in the acquisition of Cremo. Specifically, the Company utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name acquired and proprietary technology acquired. The Company’s determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rates, customer attrition rates, and royalty rates.

The principal considerations for our determination that performing procedures relating to the valuation of the definite lived trade name and customer relationships intangible assets acquired in the Cremo acquisition is a critical audit matter are the significant judgment by management when developing the fair value estimates; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to (i) the discount rate for both the definite lived trade name and customer relationships and (ii) the royalty rate for the definite lived trade name. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the definite lived trade name and customer relationships and controls over the development of the following significant assumptions: the discount rate for both the definite lived trade name and customer relationships and the royalty rate for the definite lived trade name. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the definite lived trade name and customer relationships, (iii) evaluating the appropriateness of the valuation methods, (iv) testing the completeness and accuracy of underlying data used in the methods, and (v) evaluating the reasonableness of significant assumptions related to the discount rate for both the definite lived trade name and the customer relationships and the royalty rate for the definite lived trade name. The royalty rate was evaluated by considering comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s multi-period excess earnings and relief from royalty methods and (ii) the discount rate for both the definite lived trade name and the customer relationships, and the royalty rate for the definite lived trade name.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 20, 2020

We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Fiscal Year
	2020	2019	2018
Net sales	$1,949.7	$2,141.0	$2,234.4
Cost of products sold	1,068.8	1,174.4	1,201.5
Gross profit	880.9	966.6	1,032.9

Selling, general and administrative expense	408.8	372.0	395.1
Advertising and sales promotion expense	216.2	250.9	293.3
Research and development expense	55.3	53.5	61.1
Restructuring charges	24.6	46.4	38.5
Impairment charges	—	570.0	24.4
Gain on sale of Infant and Pet Care business	(4.1)	—	—
Gain on sale of Playtex gloves assets	—	—	(15.3)
Pension settlement expense	—	—	5.4
Interest expense associated with debt	61.2	62.6	68.0
Cost of early retirement of long-term debt	26.2	—	—
Other expense (income), net	5.4	1.5	(1.4)
Earnings (loss) before income taxes	87.3	(390.3)	163.8
Income tax provision (benefit)	19.7	(18.1)	60.5
Net earnings (loss)	$67.6	$(372.2)	$103.3

Basic earnings (loss) per share (Note 6):
Net earnings (loss)	1.25	(6.88)	1.90

Diluted earnings (loss) per share (Note 6):
Net earnings (loss)	1.24	(6.88)	1.90

Statements of Comprehensive Income (Loss):
Net earnings (loss)	$67.6	$(372.2)	$103.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29.9	(36.7)	(11.6)
Pension and postretirement activity, net of tax of $6.3 in 2020, ($19.4) in 2019, and ($3.0) in 2018	17.7	(49.5)	(9.0)
Deferred (loss) gain on hedging activity, net of tax of ($1.5) in 2020, ($0.7) in 2019, and ($1.7) in 2018	(3.3)	(1.4)	3.7
Total other comprehensive income (loss), net of tax	44.3	(87.6)	(16.9)
Total comprehensive income (loss)	$111.9	$(459.8)	$86.4

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2020	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$364.7	$341.6
Trade receivables, less allowance for doubtful accounts of $8.2 and $5.6	158.8	205.6
Inventories	314.1	357.2
Other current assets	146.0	140.0
Total current assets	983.6	1,044.4
Property, plant and equipment, net	370.9	396.0
Goodwill	1,159.7	1,032.8
Other intangible assets, net	928.1	912.9
Other assets	98.6	34.8
Total assets	$3,540.9	$3,420.9

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$117.0
Notes payable	21.1	14.4
Accounts payable	181.9	222.8
Other current liabilities	307.5	305.4
Total current liabilities	510.5	659.6
Long-term debt	1,237.9	1,097.8
Deferred income tax liabilities	102.5	101.1
Other liabilities	257.1	258.9
Total liabilities	2,108.0	2,117.4
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 and 65,251,989 issued; 54,355,183 and 54,206,746 outstanding	0.7	0.7
Additional paid-in capital	1,631.8	1,627.7
Retained earnings	782.4	714.8
Common shares in treasury at cost, 10,896,806 and 11,045,243	(790.4)	(803.8)
Accumulated other comprehensive loss	(191.6)	(235.9)
Total shareholders’ equity	1,432.9	1,303.5
Total liabilities and shareholders’ equity	$3,540.9	$3,420.9

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2020	2019	2018
Cash Flow from Operating Activities
Net earnings (loss)	$67.6	$(372.2)	$103.3
Adjustments to reconcile net earnings (loss) to net cash flow from operations:
Depreciation and amortization	88.8	93.8	97.6
Share-based compensation expense	19.2	17.8	17.0
Deferred income taxes	(2.9)	(59.6)	2.3
Deferred compensation payments	(8.7)	(7.5)	(16.7)
Loss (gain) on sale of assets	2.3	1.5	(10.9)
Gain on sale of Infant and Pet Care business	(4.1)	—	—
Cost of early retirement of long-term debt	26.2	—	—
Impairment charge	—	570.0	24.4
Non-cash Sun Care reformulation costs	—	—	25.3
Non-cash restructuring costs	—	—	1.8
Other, net	1.0	(5.7)	19.5
Changes in current assets and liabilities from operations, net of effects of acquisitions:
Accounts receivable, net	66.3	(1.9)	(10.7)
Inventories	37.1	(35.0)	(12.3)
Other current assets	3.0	(14.7)	(2.0)
Accounts payable	(42.9)	(15.1)	11.5
Other current liabilities	(20.3)	19.2	9.3
Net cash from operating activities	232.6	190.6	259.4
Cash Flow from Investing Activities
Capital expenditures	(47.7)	(58.0)	(62.0)
Acquisitions, net of cash acquired	(233.6)	—	(90.2)
Proceeds from sale of Infant Care business	95.8	—	—
Proceeds from sale of Playtex gloves assets	—	—	19.0
Investment in equity securities	(13.8)	—	—
Proceeds from sale of other assets	—	4.1	4.7
Collection of deferred purchase price from accounts receivable sold	4.3	9.7	9.7
Other, net	(1.4)	(1.3)	—
Net cash used by investing activities	(196.4)	(45.5)	(118.8)
Cash Flow from Financing Activities
Cash proceeds from the issuance of Senior Notes due 2028	750.0	—	—
Cash payments on Senior Notes due 2021	(600.0)	—	—
Cash proceeds from debt with original maturities greater than 90 days	50.0	434.0	550.0
Cash payments on debt with original maturities greater than 90 days	(167.0)	(324.0)	(788.0)
Term Loan repayment	—	(185.0)	—
Net increase (decrease) in debt with original maturities of 90 days or less	3.0	5.8	(9.7)
Debt issuance costs for the Revolving Credit Facility	(3.6)	—	—
Debt issuance costs for Senior Notes due 2028	(11.7)	—	—
Cost of early retirement of long-term debt	(26.2)	—	—
Employee shares withheld for taxes	(2.0)	(3.0)	(3.1)
Common shares purchased	—	—	(124.4)
Net financing (outflow) inflow from the Accounts Receivable Facility	(11.2)	8.4	(4.4)
Net cash used by financing activities	(18.7)	(63.8)	(379.6)
Effect of exchange rate changes on cash	5.6	(6.1)	2.5
Net increase (decrease) in cash and cash equivalents	23.1	75.2	(236.5)
Cash and cash equivalents, beginning of period	341.6	266.4	502.9
Cash and cash equivalents, end of period	$364.7	$341.6	$266.4

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$56.1	$60.6	$66.6
Cash paid for income taxes, net	24.6	58.0	22.0
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 1, 2017	65.2	$0.7	(9.2)	$(703.9)	$1,623.4	$952.9	$(131.4)	$1,741.7
Net earnings	—	—	—	—	—	103.3	—	103.3
Foreign currency translation adjustments	—	—	—	—	—	—	(11.6)	(11.6)
Pension and postretirement activity	—	—	—	—	—	—	(9.0)	(9.0)
Deferred gain on hedging activity	—	—	—	—	—	—	3.7	3.7
Impact of ASU 2018-02	—	—	—	—	—	17.2	—	17.2
Repurchase of shares	—	—	(2.1)	(124.4)	—	—	—	(124.4)
Activity under share plans	—	—	0.1	9.1	4.9	9.7	—	23.7
Balance at September 30, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net loss	—	—	—	—	—	(372.2)	—	(372.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(36.7)	(36.7)
Pension and postretirement activity	—	—	—	—	—	—	(49.5)	(49.5)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.4)	(1.4)
Impact of ASU 2016-16	—	—	—	—	—	3.9	—	3.9
Activity under share plans	—	—	0.2	15.4	(0.6)	—	—	14.8
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	67.6	—	67.6
Foreign currency translation adjustments	—	—	—	—	—	—	29.9	29.9
Pension and postretirement activity	—	—	—	—	—	—	17.7	17.7
Deferred loss on hedging activity	—	—	—	—	—	—	(3.3)	(3.3)
Activity under share plans	—	—	0.1	13.4	4.1	—	—	17.5
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, “Edgewell” or the “Company”), is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care and feminine care categories. Edgewell operates in more than 20 countries and has a global footprint in more than 50 countries.
The Company conducts its business in the following three segments:

•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Shave Guard® and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products and Cremo®, Jack Black® and Bulldog® men’s skin care products, as well as Wet Ones® wipes and Playtex® household gloves until the sale of the gloves assets in October 2017.
•Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree® and o.b.® brands.
Through December 2019, the Company also conducted business in its All Other segment which included infant and pet care products, such as bottles, cups and pacifiers, sold under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems. The Company completed the sale of the Infant and Pet Care business in December 2019.

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
Acquisition of Cremo. On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC (“Cremo”), a men’s skincare products company based in the United States. The results of Cremo for the post-acquisition period are included within the Company’s results since the acquisition date for the fiscal year ended September 30, 2020. For more information on the acquisition, see Note 3 of Notes to Consolidated Financial Statements.
Sale of Infant and Pet Care assets. On December 17, 2019, the Company completed the sale of its Infant and Pet Care business which was included in the All Other segment through the date of the sale. The All Other segment will have no further operating results after the first quarter of fiscal 2020. Operations for the Company’s manicure kits were reclassified to the Sun and Skin Care segment for both the current and prior year periods as these products were not part of the divestiture. The impact of recasting the prior period segment information was not material. For more information on the sale of Infant and Pet Care assets, see Note 3 of Notes to Consolidated Financial Statements.
Acquisition of Jack Black. On March 1, 2018, the Company completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a luxury men’s skincare products company based in the United States. The results of Jack Black for the post-acquisition period are included within the Company’s results since the acquisition date for the fiscal years ended September 30, 2020, 2019 and 2018. For more information on the acquisition, see Note 3 of Notes to Consolidated Financial Statements.

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
Gains and losses resulting from foreign currency transactions are included in Net earnings (loss). Foreign currency losses of $10.5, $3.9 and $3.7 during fiscal 2020, 2019 and 2018, respectively, were included within Other expense (income), net. The Company uses foreign exchange (“FX”) instruments to reduce the risk of FX transactions as described below and in Note 16 of Notes to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments used are selected based on their risk reduction attributes, costs and the related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2020.
At September 30, 2020, the Company had $21.1 of variable rate debt outstanding. The Company has, in the past, used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2020, the Company did not have any outstanding interest rate swap agreements.
For further discussion, see Note 11 and Note 16 of Notes to Consolidated Financial Statements.

Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2020, the Company had $364.7 in available cash and cash equivalents, a portion of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company’s subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

Trade Receivables
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in Selling, general and administrative expense (“SG&A”). The Company began an accounts receivable factoring program in September 2017. For further discussion, see Note 10 of Notes to Consolidated Financial Statements.

Inventories
Inventories are valued at the lower of cost or net realizable value, with cost generally being determined using average cost or the first-in, first-out (“FIFO”) method.

Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows. Amortization expense associated with capitalized software was $5.2, $4.3, and $5.3 in fiscal 2020, 2019 and 2018, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net (“PP&E”) is stated at historical cost. PP&E acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the disposition are reflected in Net earnings (loss). Depreciation is generally provided on the straight-line basis by charges to earnings at rates based on estimated useful lives. Estimated useful lives range from two to 10 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $66.3, $69.9 and $74.3 in fiscal 2020, 2019 and 2018, respectively. Fiscal 2019 depreciation expense includes accelerated depreciation charges of $1.9 related to restructuring activities. See Note 4 of Notes to Consolidated Financial Statements for further information on restructuring charges.
Estimated useful lives are periodically reviewed and, when appropriate, changes are made and accounted for prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. The estimated fair value of each reporting unit (Wet Shave, Sun Care, Skin Care and Feminine Care) is estimated using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered in the valuation, and where appropriate, both methods will be used and weighted, unless appropriate market comparables are not available for a reporting unit.
Determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized, and also on the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that actual future earnings or cash flows of the reporting units will not vary significantly from these projections. The Company will monitor any changes to these assumptions and will evaluate the carrying value of goodwill as deemed warranted during future periods. The continued duration and severity of the COVID-19 pandemic may result in future impairment charges as a prolonged pandemic could have an additional impact on the results of the Company’s operations due to changes in consumer habits.
The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, and operating margins, which are based upon the Company’s strategic plan.

The Company evaluates indefinite-lived intangible assets, which consist of trademarks and brand names used across the Company’s segments for impairment on an annual basis. The estimated fair value was determined using one of two income approaches: (i) the multi-period excess earnings method and (ii) the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, and estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. The Company estimated royalty rates based on operating profits of the brand.
Intangible assets with finite lives, and a remaining weighted-average life of approximately eight years, are amortized on a straight-line basis over expected lives of five to 20 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.
Refer to Note 7 of Notes to Consolidated Financial Statements for further discussion on goodwill and other intangible assets.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, other than goodwill and other intangible assets, for impairment when events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs an undiscounted cash flow analysis to determine if impairment exists for an asset or asset group. If impairment is determined to exist, any related impairment loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

Revenue Recognition
Principal Revenue Streams and Significant Judgments
Our principal revenue streams can be divided into: (i) sale of personal care products primarily through retailers in North America; (ii) sale of personal care products through a combination of retailers and distributors internationally; and iii) production and sale of private brands products in North America and internationally that are made to customer specifications.
Performance Obligations
The Company’s revenue is generated from the sale of its products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of goods to the customer. Discounts are offered to customers for early payment and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. The Company’s standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products. Reserves are established and recorded in cases where the right of return exists for a particular sale.
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

Significant Judgments
The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but, in all instances, the following conditions are met: (i) the sales arrangement is evidenced by purchase orders submitted by customers; (ii) the selling price is fixed or determinable; (iii) title to the product has transferred; (iv) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (v) collectability is reasonably assured. Simultaneously with the sale, the Company reduces Net sales and Cost of products sold and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, the Company allows customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $44.8 and $60.4 at September 30, 2020 and September 30, 2019, respectively. The adoption of ASU 2014-09 required changes in the presentation of returns on the Consolidated Balance Sheet, namely that a return asset should be recognized for returns expected to be resold, measured at the carrying amount of goods at the time of sale, less the expected costs to recover the goods and any expected reduction in value.
In addition, the Company offers a variety of programs, such as consumer coupons and rebate programs, primarily to its retail customers, designed to promote sales of its products. Such programs require periodic payments and allowances based on estimated results of specific programs and are recorded as a reduction to Net sales. The Company accrues, at the time of sale, the estimated total payments and allowances associated with each transaction. Additionally, the Company offers programs directly to consumers to promote the sale of its products. Promotions which reduce the ultimate consumer sale price are recorded as a reduction of Net sales at the time the promotional offer is made using estimated redemption and participation levels. Taxes the Company collects on behalf of governmental authorities, which are generally included in the price to the customer, are also recorded as a reduction of Net sales. The Company continually assesses the adequacy of accruals for customer and consumer promotional program costs not yet paid. To the extent total program payments differ from estimates, adjustments may be necessary. Historically, these adjustments have not been material.

Contract Balances
The timing of revenue recognition is based on completion of performance obligations through the transfer of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities were $1.4 and $1.7 at September 30, 2020 and September 30, 2019, respectively, and were classified within Other current liabilities on our Consolidated Balance Sheets. Substantially all of the amount deferred will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, and other currently available information.

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statements of Earnings and Comprehensive Income (Loss) includes advertising costs of $121.2, $137.9 and $171.3 for fiscal 2020, 2019 and 2018, respectively.

Share-Based Payments
The Company grants restricted share equivalents (“RSE”), which generally vest over two to four years. The estimated fair value of each grant is estimated on the date of grant based on the current market price of the Company’s common shares. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur. A portion of the RSE awards provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management’s assessment of the probability that performance targets will be achieved. If such targets are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level in the period the determination is made. If it is determined that the performance targets will be exceeded, additional compensation expense is recognized.

Non-qualified stock options (“Share Options”) are granted at the market price on the grant date and generally vest ratably over three years. The Company calculates the fair value of total share-based compensation for Share Options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in the Consolidated Financial Statements, including the expected term, expected share price volatility, risk-free interest rate and expected dividends. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur.

Income Taxes
The Company’s annual effective income tax rate is determined based on its pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
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
The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, the Company may take positions that management believes are supportable but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of the changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

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

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance to require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Additionally, this update requires qualitative disclosure along with specific quantitative disclosures. The Company adopted the standard effective October 1, 2019, using the modified retrospective approach with no restatement of prior period amounts. As a result of adoption, the Company recognized leased right of use assets and liabilities of $57.4 and $57.5, respectively. The impact to the Consolidated Statements of Earnings and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows was not material for fiscal 2020. Refer to Note 9 in Notes to Consolidated Financial Statements for further discussion on recently adopted accounting pronouncements.

In August 2017, the FASB issued ASU 2017-12, which eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The Company adopted the standard effective October 1, 2019. The impact from adoption of this new accounting pronouncement was not material to the Company's financial statements for fiscal 2020.
In June 2018, the FASB issued ASU 2018-07, which simplifies the treatment of share-based payment transactions used in acquiring goods and services from non-employees. The amendments note that measurement of share-based payments used to acquire goods or services should be valued at the grant-date fair value. The grant date is defined as the date at which the grantor and grantee reach a mutual understanding of the terms and conditions of the award. Finally, any awards containing a performance condition should be valued considering the probability of satisfying the necessary performance conditions consistent with employee share-based awards. The Company adopted the standard effective October 1, 2019. The impact from adopting this guidance was not material to the Company's financial statements for fiscal 2020.
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
In March 2020, the FASB issued ASU 2020-04, which provides optional guidance to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting. The amendments provide expedients and exceptions to GAAP for contracts, hedging relationships, and other transactions affected by reference rate reform including contracts within the scope of Topic 310 Receivables and Topic 470 Debt, which should be accounted for prospectively adjusting the effective interest rate. Modifications within the scope of Topic 842 should be accounted for as a continuation with no reassessment of lease classification and discount rate. Additionally, modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative. These amendments are effective immediately and may be applied prospectively to new contracts and modifications entered into on or before December 31, 2022. The impact on the adoption of the guidance was not material to the financial statements.

Recently Issued Accounting Pronouncements
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
In August 2018, the FASB issued ASU 2018-13 adjusting the disclosure requirements for fair value measurements. The guidance updates the disclosure requirements regarding leveling of fair value assets and the valuation of Level 3 fair value measurements. The update will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The standard will not result in material changes to the required disclosures.
In August 2018, the FASB issued ASU 2018-14 which modifies the disclosure requirements for defined benefit pension plans and other post retirement plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The new standard will be effective for the Company beginning October 1, 2020 and early adoption is permitted. The standard will not result in material changes to the required disclosures.

In August 2018, the FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The guidance is effective for the Company beginning October 1, 2020 and early adoption is permitted. The adoption of this guidance could impact the timing of expenses associated with implementation costs for internal-use software but does not expect it to have a material impact to the financial statements or required disclosures.
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
In May 2020, the SEC issued Final Rule 33-10786, Amendments to Financial Disclosures and Acquired and Disposed Businesses, that amends business acquisition and disposition financial disclosure requirements. Among other modifications, the amendments change certain criteria in the significance tests used to determine the requirements for audited financial statements and related pro forma financial information, the periods audited financial statements must cover, and the form and content of the pro forma financial information. The final rule will be effective beginning January 1, 2021, however early adoption is permitted.

Note 3 - Business Combinations and Divestitures
Cremo Holding Company, LLC
On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC (“Cremo”). The Company accounted for the acquisition of Cremo utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgement. We have calculated fair values of assets and liabilities acquired from Cremo based on our preliminary valuation analysis. Certain preliminary values, including working capital adjustments and goodwill, are not yet finalized and are subject to change. The Company expects to complete the final fair value determination of the Cremo acquisition in fiscal year 2021.
The Company used variations of the income approach in determining the fair value of intangible assets acquired in the acquisition of Cremo. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name and proprietary technology acquired. Our determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rates, customer attrition rates, and royalty rates. Edgewell believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.
The Company’s purchase price allocation for Cremo included net assets of $234.3 and consisted of working capital and other net assets of $11.5 (including cash of $0.7), other intangible assets of $95.1 and goodwill of $127.7, representing the value of expansion into new markets. Goodwill is deductible for tax purposes. The intangible assets acquired consisted primarily of the Cremo trade name, customer relationships and product formulations with a weighted average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted the revenues and net earnings of Cremo from the beginning of the period through the acquisition date were not material relative to the total net sales and net earnings of the Company during fiscal 2020, and thus pro-forma results for Cremo were not disclosed in accordance with ASC 805. Acquisition and integration costs related to Cremo totaling $7.0 for the year ended September 30, 2020, were included in SG&A on the Consolidated Statement of Earnings. Additionally, acquisition and integration costs of $0.6 were included in Cost of products sold for the year ended September 30, 2020.

Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business, included in the All Other segment, for $122.5, which included consideration for providing services to the purchaser for up to one year under a transition services agreement. The Company received proceeds of $107.5, which includes the consideration for providing support under the transition services agreement, and the remaining sales price receivable includes $7.5 reported in current assets and $5.0 reported in other assets as of September 30, 2020. Total assets included in the sale were comprised of $18.8 of inventory, $3.6 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $4.1, net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement.

Jack Black, L.L.C.
The Company acquired Jack Black, L.L.C. on March 1, 2018. The Company recognized the assets and liabilities of Jack Black based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company completed the final fair value determination during the fourth quarter of fiscal 2018.
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
The Company noted the revenues and net earnings of Jack Black from the beginning of the period through the acquisition date were not material relative to the total revenues and net earnings of the Company during fiscal 2018. Acquisition and integration costs related to Jack Black, totaling $1.6 for the year ended September 30, 2019, were included in SG&A on the Consolidated Statement of Earnings. Acquisition and integration costs related to Jack Black, totaling $3.4 for the year ended September 30, 2018, were included in SG&A in the Consolidated Statement of Earnings. Additionally, acquisition and integration costs of $1.8 were included in Cost of products sold for the year ended September 30, 2018.

Sale of Playtex Gloves Assets
On October 3, 2017, the Company entered into an agreement to sell its Playtex gloves assets to a household products company for $19.0. The sale was completed on October 26, 2017. Total assets sold were approximately $3.7 resulting in a pre-tax gain on sale of $15.3 in fiscal 2018.

Note 4 - Restructuring Charges
Project Fuel
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for fiscal 2020, 2019, and 2018 would have been as follows:

	Fiscal 2020
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$0.3	$—	$—	$7.6	$8.1
Asset impairment and accelerated depreciation	1.7	—	—	—	—	$1.7
Consulting, project implementation and management and other exit costs	9.5	0.8	0.4	—	17.6	28.3
Total Restructuring	$11.4	$1.1	$0.4	$—	$25.2	$38.1

	Fiscal 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$12.3	$2.2	$1.2	$0.5	$7.3	$23.5
Asset impairment and accelerated depreciation	3.1	—	—	—	1.1	$4.2
Consulting, project implementation and management and other exit costs	4.8	—	—	—	23.1	27.9
Total Restructuring	$20.2	$2.2	$1.2	$0.5	$31.5	$55.6

	Fiscal 2018
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$3.1	$0.9	$1.1	$0.1	$6.9	$12.1
Asset impairment and accelerated depreciation	1.8	—	—	—	—	$1.8
Consulting, project implementation and management and other exit costs	2.3	0.2	—	—	23.5	26.0
Total Restructuring	$7.2	$1.1	$1.1	$0.1	$30.4	$39.9
Consulting, project implementation and management and other exit costs include pre-tax SG&A of $13.3, $8.6, and $1.4 for fiscal 2020, 2019, and 2018, respectively, associated with certain information technology enablement expenses and compensation expenses related to Project Fuel. Asset impairment and accelerated depreciation includes pre-tax Cost of products sold of $0.2 and $0.6 for fiscal 2020 and 2019, respectively, associated with inventory obsolescence related to Project Fuel. Project-to-date restructuring costs inclusive of information technology enablement charges and inventory obsolescence totaled $133.6.

Restructuring Reserves
The following table summarizes Project Fuel activities and related accruals:

				Utilized
	October 1, 2019	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2020
Restructuring
Severance and termination related costs	$8.2	$8.1	$0.1	$(12.1)	$—	$4.3
Asset impairment and accelerated depreciation	—	1.7	—	—	(1.7)	—
Other related costs	1.3	28.3	—	(28.5)	—	1.1
Total Restructuring	$9.5	$38.1	$0.1	$(40.6)	$(1.7)	$5.4

				Utilized
	October 1, 2018	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2019
Restructuring
Severance and termination related costs	$5.1	$23.5	$—	$(20.4)	$—	$8.2
Asset impairment and accelerated depreciation	—	4.2	—	—	(4.2)	—
Other related costs	2.6	27.9	—	(29.2)	—	1.3
Total Restructuring	$7.7	$55.6	$—	$(49.6)	$(4.2)	$9.5
(1)Includes the impact of currency translation.
Note 5 - Income Taxes
The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2020	2019	2018
Currently payable:
United States - Federal	$1.2	$16.1	$26.4
State	2.3	4.1	1.7
Foreign	19.1	21.7	29.2
Total current	22.6	41.9	57.3
Deferred:
United States - Federal	(2.8)	(52.4)	(4.1)
State	0.5	(7.0)	6.5
Foreign	(0.6)	(0.6)	0.8
Total deferred	(2.9)	(60.0)	3.2
Income tax provision (benefit)	$19.7	$(18.1)	$60.5

The source of pre-tax earnings (loss) was:

	Fiscal Year
	2020	2019	2018
United States	$(27.4)	$(415.6)	$5.3
Foreign	114.7	25.3	158.5
Pre-tax earnings (loss)	$87.3	$(390.3)	$163.8

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2020		2019		2018
Computed tax at federal statutory rate	$18.3	21.0%	$(81.9)	21.0%	$40.2	24.5%
State income taxes, net of federal tax benefit	1.0	1.1	(13.5)	3.5	0.4	0.2
Foreign tax less than the federal rate	(5.6)	(6.4)	15.8	(4.1)	(10.1)	(6.1)
Adjustments to prior years’ tax accruals	(0.5)	(0.5)	(1.5)	0.4	1.2	0.7
Other taxes including repatriation of foreign earnings	8.2	9.4	7.9	(2.0)	3.7	2.3
Other, net	1.1	1.3	5.2	(1.3)	(0.7)	(0.4)
Impairment	—	—	46.8	(12.0)	5.7	3.5
Sale of Infant and Pet Care business	1.6	1.8	—	—	—	—
Uncertain tax positions	(4.4)	(5.1)	(0.5)	0.1	(1.2)	(0.8)
Tax reform	—	—	3.6	(1.0)	21.3	13.0
Total	$19.7	22.6%	$(18.1)	4.6%	$60.5	36.9%

The deferred tax assets and deferred tax liabilities recorded on the balance sheet were as follows, and include current and noncurrent amounts:

	September 30,
	2020	2019
Deferred tax liabilities:
Depreciation and property differences	$(28.4)	$(31.4)
Intangible assets	(180.1)	(185.4)
Lease liabilities	(11.4)	—
Other tax liabilities	(8.6)	(5.5)
Gross deferred tax liabilities	(228.5)	(222.3)
Deferred tax assets:
Accrued liabilities	47.2	49.5
Deferred and share-based compensation	16.1	16.4
Tax loss carryforwards and tax credits	11.6	8.0
Postretirement benefits other than pensions	1.6	2.5
Pension plans	53.1	59.1
Inventory differences	5.0	3.9
Lease right of use assets	11.4	—
Other tax assets	11.7	14.1
Gross deferred tax assets	157.7	153.5
Valuation allowance	(8.5)	(7.2)
Net deferred tax liabilities	$(79.3)	$(76.0)
There were no material tax loss carryforwards that expired in fiscal 2020. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not material from 2021 through 2023. The valuation allowance is primarily attributable to tax loss carryforwards and certain deferred tax assets impacted by the deconsolidation of the Company’s Venezuelan subsidiaries.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post retirements obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. As of September 30, 2020, approximately $792.3 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Unrecognized tax benefits activity is summarized below:

	2020	2019	2018
Unrecognized tax benefits, beginning of year	$25.5	$20.7	$22.7
Additions based on current year tax positions and acquisitions	1.8	9.4	1.8
Reductions for prior year tax positions and dispositions	(1.7)	(0.4)	(2.0)
Settlements with taxing authorities and statute expirations	(3.8)	(4.2)	(1.8)
Unrecognized tax benefits, end of year	$21.8	$25.5	$20.7
Included in the unrecognized tax benefits noted above was $20.6 of uncertain tax positions that would affect the Company’s effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.
The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $4.1 of interest, (net of the deferred tax asset of $0.6) at September 30, 2020, and $5.0 of interest, (net of the deferred tax asset of $0.9) at September 30, 2019. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company’s tax returns.

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 30 foreign jurisdictions where the Company has operations. U.S. federal income tax returns for tax years ended September 30, 2016 and after remain subject to examination by the Internal Revenue Service (the “IRS”). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2010. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.
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
Due to the Company’s fiscal year end, certain tax provisions of the Tax Act impacted the Company in fiscal 2018 while others were effective for fiscal year 2019 and beyond. The significant provisions of the Tax Act which impacted the Company beginning in fiscal 2019 include the full U.S. federal statutory rate reduction to 21%, the repeal of the domestic production activities deduction, tax on global intangible low-taxed income (“GILTI”), base erosion and anti-avoidance tax (“BEAT”), limitation of deductibility of certain executive compensation, limitation on business interest, and a deduction for foreign derived intangible income (“FDII”). The Company recorded tax liabilities/(benefits) for the various provisions during fiscal 2019.
The Tax Act subjects a U.S. corporation to tax on its GILTI. U.S. GAAP allows companies to make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into the Company’s measurement of deferred taxes (the “deferred method”). The Company has made an accounting policy election to treat GILTI taxes as a current period expense.
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

Note 6 - Earnings (Loss) per Share
Basic earnings (loss) per share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and RSE awards.

Following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings (loss) per share calculation:

	Fiscal Year
	2020	2019	2018

Basic weighted-average shares outstanding	54.3	54.1	54.4
Effect of dilutive securities:
RSE awards	0.3	—	0.1
Total dilutive securities	0.3	—	0.1
Diluted weighted-average shares outstanding	54.6	54.1	54.5
For fiscal 2020, 2019 and 2018, the calculation of diluted weighted-average shares outstanding excludes 0.7, 0.5 and 0.5, respectively, of share options because the effect of including these awards was anti-dilutive. For fiscal 2020 and 2018, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For fiscal 2019, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2019	$960.3	$228.3	$207.0	$69.6	$1,465.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at October 1, 2019	$591.3	$226.3	$207.0	$8.2	$1,032.8

Changes in the twelve months ended September 30, 2020
Cremo acquisition	$—	$127.7	$—	$—	$127.7
Infant and Pet Care divestiture	—	—	—	(8.2)	(8.2)
Cumulative translation adjustment	6.9	0.8	(0.3)	—	7.4

Gross balance at September 30, 2020	$967.2	$356.8	$206.7	$61.4	$1,592.1
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at September 30, 2020	$598.2	$354.8	$206.7	$—	$1,159.7

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2018	$968.2	$229.4	$208.0	$69.6	$1,475.2
Accumulated goodwill impairment	—	—	—	(24.4)	(24.4)
Net balance at October 1, 2018	$968.2	$229.4	$208.0	$45.2	$1,450.8

Changes in the twelve months ended September 30, 2019
Impairment charges	$(369.0)	$(2.0)	$—	$(37.0)	$(408.0)
Cumulative translation adjustment	(7.9)	(1.1)	(1.0)	—	(10.0)

Gross balance at September 30, 2019	$960.3	$228.3	$207.0	$69.6	$1,465.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at September 30, 2019	$591.3	$226.3	$207.0	$8.2	$1,032.8

Total amortizable intangible assets were as follows:

	September 30, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$256.2	$45.4	$210.8	$206.4	$35.0	$171.4
Technology and patents	79.1	75.3	3.8	78.5	76.4	2.1
Customer related and other	219.9	107.8	112.1	176.0	100.9	75.1
Total amortizable intangible assets	$555.2	$228.5	$326.7	$460.9	$212.3	$248.6
Amortization expense for intangible assets was $17.3, $17.7 and $17.7 for fiscal 2020, 2019 and 2018, respectively. Estimated amortization expense for amortizable intangible assets for fiscal 2021, 2022, 2023, 2024 and 2025 is approximately $22.0, $21.9, $21.9, $21.8 and $21.8, respectively, and $217.3 thereafter.
The Company had indefinite-lived trade names and brands of $601.4 ($183.1 in Wet Shave, $388.4 in Sun and Skin Care, and $29.9 in Feminine Care) at September 30, 2020, a decrease of $62.9 from September 30, 2019, primarily related to the divestiture of the Infant and Pet Care business, partially offset by foreign currency fluctuations. The Company had indefinite-lived trade names and brands of $664.3 ($177.7 in Wet Shave, $387.9 in Sun and Skin Care, $29.9 in Feminine Care and $68.8 in All Other) at September 30, 2019.
The change in indefinite-lived intangible assets was the result of the disposal of the Diaper Genie trade name in December 2019 and changes in foreign currency translation rates.
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

Indefinite-lived intangible assets
The Company’s annual impairment testing was conducted on July 1, 2020 using the Company’s strategic plan to calculate a five-year cash flow for all trade names. The valuation of the indefinite-lived intangible assets concluded there was no indication of impairment of indefinite-lived intangible assets for the Company’s annual test. The Company performed an assessment in the fourth quarter to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The Company did not identify a triggering event that would indicate the existence of additional impairment of the indefinite-lived intangible assets.
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

Goodwill
The Company performed its annual impairment analysis as of July 1, 2020 using the Company’s strategic plan to calculate a five-year cash flow for all reporting units. The analysis indicated that the fair value of each of the reporting units was greater than the respective carrying amounts of the goodwill. Additionally, the Company performed an assessment in the fourth quarter of fiscal 2020 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The assessment did not identify a triggering event that would indicate the existence of impairment of the reporting units.
During the third quarter of fiscal 2019, the Company recorded impairment charges on the goodwill of the Wet Shave, Infant Care and Skin Care reporting units totaling $369.0, $37.0 and $2.0, respectively, in fiscal 2019.
During the third quarter of fiscal 2018, the Company recorded impairment charges of $24.4 on the goodwill of the Infant Care reporting unit. The value of the Infant Care reporting unit decreased and required an impairment due to a higher discount rate and lower projected long-term future cash flows when the impairment analysis was performed.

Annual impairment testing
The annual impairment analysis performed in fiscal 2020 did not indicate that impairment existed in the reporting units or indefinite lived trade names. However, the annual impairment analysis indicated that the Wet Shave and Skin Care reporting units had fair values that were less than 110% of the carrying values. Additionally, the Banana Boat trade name had a fair value that was less than 110% of the carrying amount. The carrying amount of the goodwill of the Wet Shave and Skin Care reporting units as of September 30, 2020 was $598.2 and $103.6, respectively, excluding the estimated goodwill associated with the Cremo acquisition as of September 30, 2020. The carrying amount of the Banana Boat trade name was $277.2 as of September 30, 2020. The table below presents, based on the annual impairment test performed in fiscal 2020, the change in value of the Wet Shave and Skin Care reporting units and the Banana Boat trade name, given adjustments to the key assumptions. The analysis performed estimated the fair value of the reporting units if the discount rate was increased by 25 basis points or the long-term revenue growth rate was reduced by 25 basis points. The fair value and percentage that the fair value would have exceeded the carrying amount were recalculated using these adjustments to the assumptions.

	Discount rate increased by 25 bps	Long-term growth rate decreased by 25 bps
Wet Shave reporting unit
Change in fair value	$(24)	$(19)
Percentage by which fair value exceeds carrying amount	1.4%	1.7%
Skin Care reporting unit
Change in fair value	$(8)	$(6)
Percentage by which fair value exceeds carrying amount	1.8%	2.6%
Banana Boat trade name
Change in fair value	$(9)	$(7)
Percentage by which fair value exceeds carrying amount	2.2%	3.0%

Note 8 - Supplemental Balance Sheet Information

	September 30, 2020	September 30, 2019
Inventories
Raw materials and supplies	$58.5	$55.1
Work in process	71.5	66.5
Finished products	184.1	235.6
Total inventories	$314.1	$357.2
Other Current Assets
Miscellaneous receivables	$23.3	$14.9
Inventory returns receivable	1.0	4.9
Prepaid expenses	64.8	65.0
Value added tax collectible from customers	20.4	23.0
Income taxes receivable	26.3	29.1
Other	10.2	3.1
Total other current assets	$146.0	$140.0
Property, Plant and Equipment
Land	$19.3	$18.7
Buildings	142.2	137.4
Machinery and equipment	1,014.2	992.3
Capitalized software costs	53.6	47.8
Construction in progress	32.7	40.9
Total gross property, plant and equipment	1,262.0	1,237.1
Accumulated depreciation	(891.1)	(841.1)
Total property, plant and equipment, net	$370.9	$396.0
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$49.4	$51.9
Accrued trade allowances	30.8	26.2
Accrued salaries, vacations and incentive compensation	62.6	51.5
Income taxes payable	13.4	11.5
Returns reserve	44.8	60.4
Restructuring reserve	5.4	9.5
Value added tax payable	6.8	3.6
Deferred compensation	5.9	10.4
Short term lease obligation	9.1	—
Customer advance payments	1.4	1.7
Other	77.9	78.7
Total other current liabilities	$307.5	$305.4
Other Liabilities
Pensions and other retirement benefits	$121.0	$149.8
Deferred compensation	28.2	30.3
Long term lease obligation	34.6	—
Other non-current liabilities	73.3	78.8
Total other liabilities	$257.1	$258.9

Note 9 - Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment over a contracted period in exchange for payment. The Company evaluates if an arrangement is a lease at the effective date of the agreement. For operating leases entered into prior to October 1, 2019, the right of use (“ROU”) assets and operating lease liabilities are recognized on the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date. Certain leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. Leases entered into subsequent to the implementation date calculate the operating lease ROU asset and operating lease liabilities based on the present value of minimum payments over the lease term at the effective date of the lease.
The Company leases certain offices and manufacturing facilities, warehouses, employee vehicles and certain manufacturing related equipment. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. All recorded leases are classified as operating leases, and lease expense is recognized on a straight-line basis over the lease term.
The Company adopted ASU 2016-02 on October 1, 2019. The Company has elected to utilize the package of practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to October 1, 2019. Additionally, the Company has elected, as an accounting policy, not to separate non-lease components from lease components and, instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. For leases that do not provide an implicit rate, the Company uses its secured incremental borrowing rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists, to calculate the present value of the future lease payments.
A summary of the Company's lease information is as follows:

		September 30, 2020
Assets	Classification
Right of use assets	Other assets	$43.5

Liabilities
Current lease liabilities	Other current liabilities	$9.1
Long-term lease liabilities	Other liabilities	34.6
Total lease liabilities		$43.7

Other information
Weighted-average remaining lease term (years)		12
Weighted-average incremental borrowing rate		7.2%

	Three Months Ended September 30, 2020	Fiscal Year Ended September 30, 2020
Statement of Earnings
Lease cost (1)	$3.5	$13.9

Other information
Leased assets obtained in exchange for new lease liabilities	$0.8	$1.9
Cash paid for amounts included in the measurement of lease liabilities	$3.0	$13.4
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Operating Leases
Fiscal 2021	$10.2
2022	7.6
2023	6.6
2024	5.2
2025	4.3
2026 and thereafter	35.9
Total future minimum lease commitments	69.8
Less: Imputed interest	(26.1)
Present value of lease liabilities	$43.7

At September 30, 2019, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements were as follows:

Operating Leases
Fiscal 2020	$13.6
2021	10.5
2022	7.4
2023	5.9
2024	4.6
2025 and thereafter	12.5
Total future minimum lease commitments	$54.5

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
As of September 30, 2020, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivable sold under the Accounts Receivable Facility for the year ended September 30, 2020 and 2019 were $869.0 and $995.5, respectively. The trade receivables sold that remained outstanding under the Accounts Receivable Facility as of September 30, 2020 and 2019 were $77.0 and $74.9, respectively. The net proceeds received were included in Net cash from operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Consolidated Statement of Earnings. For the year ended September 30, 2020, the loss on sale of trade receivables was $1.4. For the year ended September 30, 2019, the loss on sale of trade receivables was $3.0.

Note 11 - Debt
The detail of long-term debt was as follows:

	September 30, 2020	September 30, 2019
Senior notes, fixed interest rate of 4.7%, due 2021(1)	$—	$600.0
Senior notes, fixed interest rate of 4.7%, due 2022 (1) (2)	500.0	500.0
Senior notes, fixed interest rate of 5.5%, due 2028(1)	750.0	—
U.S. revolving credit facility due 2025 (3)	—	—
U.S. revolving credit facility due 2020 (3)	—	117.0
Total long-term debt, including current maturities	1,250.0	1,217.0
Less current portion	—	117.0
Less unamortized debt issuance costs and discount (1) (2)	12.1	2.2
Total long-term debt	$1,237.9	$1,097.8
(1)At September 30, 2020, the balance for the Senior Notes due 2022 and the Senior Notes due 2028 are reflected net of debt issuance costs of $0.6 and $11.3, respectively. At September 30, 2019, the balance for the Senior Notes due 2021 and the Senior Notes due 2022 are reflected net of debt issuance costs of $0.8 and $1.0, respectively.
(2)At September 30, 2020 and September 30, 2019, the balance for the Senior Notes due 2022 was reflected net of discount of $0.2 and $0.4, respectively.
(3)Variable-rate debt based on LIBOR plus applicable margin.
At September 30, 2020 and 2019, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $21.1 and $14.4, respectively, with weighted-average interest rates of 4.5% and 5.2%, respectively. These notes were primarily outstanding international borrowings.
Issuance of Senior Notes
On May 22, 2020, the Company entered into a new unsecured indenture agreement for 5.50% Senior Notes in the amount of $750 due June 1, 2028 (the “2028 Notes”). The Company used a portion of the net proceeds of the 2028 Notes to satisfy and discharge its obligations outstanding under its 4.70% Senior Notes in the amount of $600 due 2021 (“2021 Notes”). The remainder of the net proceeds will be used to pay our debt related fees and expenses and for general corporate purposes, which may include, but are not limited to, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. The Company incurred $11.7 in bank, legal and other fees in connection with the 2028 Notes, which will be deferred and amortized to interest expense over the term of the 2028 Notes. Interest expense on the 2028 Notes is due semiannually on June 1 and December 1, with the first interest payment scheduled for December 1, 2020.
In connection with the early repayment of the 2021 Notes, the Company recorded expense of $26.2 in fiscal 2020, which is included in Cost of early retirement of long-term debt in the Consolidated Statements of Earnings and Comprehensive Income (Loss). This expense included a premium of $25.7 and debt issuance cost write-offs of $0.5.
The 2028 Notes are guaranteed, jointly and severally, by each of the Company’s direct and indirect wholly-owned domestic subsidiaries that guarantee the Company’s Revolving Credit Facility (or certain replacements thereof) or that guarantee certain capital markets indebtedness of the Company, in each case provided that the amount of such credit facility or indebtedness exceeds a specified amount, for so long as they remain guarantors under such indebtedness and subject to release in certain other circumstances. The 2028 Notes and guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors.
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
Interest on any borrowings under the Revolving Credit Facility are paid monthly, bi-monthly or quarterly depending on the interest rate. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before April 3, 2025. Under the Revolving Credit Facility, certain of the Company’s subsidiaries guarantee the Company’s payment and performance obligations. The Revolver will include a letter of credit sub-facility of up to $70 and will provide the Company with the ability to incur certain amounts of additional incremental loans in the future, subject to the satisfaction of certain conditions.
The Revolving Credit Facility, expandable under an accordion feature, provides for a five-year revolving line of credit and bears interest at a range of 1.50% - 2.25% over LIBOR, depending on the net debt leverage level of the Company.

Effective April 3, 2020, and in connection with the Revolving Credit Facility, the Company terminated the Prior Revolving Credit Facility. The Company did not have any outstanding borrowings at the termination date and no early termination penalties were incurred.

Debt Covenants
The credit agreement governing our outstanding debt at September 30, 2020 contain certain customary representations and warranties, financial covenants, covenants restricting the Company’s ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of the Company’s indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1. In addition, under the Revolving Credit Facility, the ratio of the Company’s EBITDA, as defined in the credit agreement, to total interest expense must exceed 3.0 to 1. Under the credit agreement, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of the credit agreement, the lenders may have the right to accelerate the maturity of the debt. Acceleration under the Revolving Credit Facility would trigger cross-defaults on its other borrowings.
As of September 30, 2020, the Company was in compliance with the provisions and covenants associated with its credit agreement.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2020 were as follows: $500.0 within two years and $750.0 in eight years.

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
The Company funds its pension plans in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) or local funding requirements.
The following tables present the benefit obligation, plan assets and funded status of the plans:

	As of September 30,
	Pension		Postretirement
	2020	2019	2020	2019
Change in projected benefit obligation
Benefit obligation at beginning of year	$635.9	$571.3	$9.4	$8.3
Service cost	4.3	2.9	—	—
Interest cost	13.5	18.5	0.3	0.3
Actuarial (gain) loss	19.0	87.3	(3.3)	1.3
Benefits paid, net	(30.0)	(34.4)	(0.3)	(0.3)
Plan settlements	(2.2)	—	—	—
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	11.6	(9.7)	(0.1)	(0.2)
Projected benefit obligation at end of year	652.1	635.9	6.0	9.4
Change in plan assets
Estimated fair value of plan assets at beginning of year	495.0	493.3	—	—
Actual return on plan assets	57.2	37.8	—	—
Company contributions	9.7	6.7	0.3	0.3
Plan settlements	(2.2)	—	—	—
Benefits paid	(30.0)	(34.4)	(0.3)	(0.3)
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	8.9	(8.4)	—	—
Estimated fair value of plan assets at end of year	538.6	495.0	—	—
Funded status at end of year	$(113.5)	$(140.9)	$(6.0)	$(9.4)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity:

	As of September 30,
	Pension		Postretirement
	2020	2019	2020	2019
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.4	$1.0	$—	$—
Current liabilities	(0.9)	(3.1)	(0.2)	(0.3)
Noncurrent liabilities	(113.0)	(138.8)	(5.8)	(9.1)
Net amount recognized	$(113.5)	$(140.9)	$(6.0)	$(9.4)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$199.8	$220.7	$(6.5)	$(3.3)
Prior service credit	—	—	—	—
Net amount recognized, pre-tax	$199.8	$220.7	$(6.5)	$(3.3)

Pre-tax changes recognized in Other comprehensive income for fiscal 2020 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in Other comprehensive income
Net loss arising during the year	$(15.1)	$(3.3)
Effect of exchange rates	4.4	—
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service cost	—	—
Amortization or settlement recognition of net (loss) gain	(10.2)	0.1
Total recognized in Other comprehensive income	$(20.9)	$(3.2)

The minimum required contribution to our pension and post retirement plans in fiscal 2021 is $6.1 and $0.2, respectively; however, discretionary contributions may also be made.

The Company’s expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2021	$36.3	$0.2
Fiscal 2022	35.8	0.3
Fiscal 2023	35.1	0.2
Fiscal 2024	35.5	0.3
Fiscal 2025	33.7	0.2
Fiscal 2026 to 2030	161.4	1.2

The accumulated benefit obligation for defined benefit pension plans was $634.8 and $618.8 at September 30, 2020 and 2019, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2020	2019
Projected benefit obligation	$625.0	$609.5
Accumulated benefit obligation	607.8	592.4
Estimated fair value of plan assets	511.1	467.6

Pension plan assets in the U.S. plan represent approximately 70% of assets in all of the Company’s defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan’s assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: approximately 47% and (b) debt securities, including U.S. bonds: approximately 53%. Actual allocations at September 30, 2020 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2020. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.
The following table presents pension and postretirement expense:

	Fiscal Year
	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Service cost	$4.3	$2.9	$3.0	$—	$—	$—
Interest cost	13.5	18.5	16.7	0.3	0.3	0.4
Expected return on plan assets	(23.1)	(25.3)	(28.6)	—	—	—
Recognized net actuarial loss (gain)	9.3	4.3	4.7	(0.1)	(0.2)	(0.1)
Settlement loss recognized	0.8	—	5.4	—	—	—
Net periodic benefit cost (credit)	4.8	0.4	1.2	0.2	0.1	0.3
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Consolidated Statement of Earnings. The remaining net periodic cost is recorded to Other expense (income), net on the Consolidated Statement of Earnings.

The Company utilized the spot discount rate approach, which applies the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant cash flows.
Amounts expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost (credit) during fiscal 2021, are as follows:

Pension
Net actuarial (loss) gain	$(5.0)
Prior service (cost) credit	$—

The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Plan obligations:
Discount rate	2.1%	2.5%	3.7%	2.8%	3.0%	4.0%
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A
Net periodic benefit cost:
Discount rate	2.5%	3.7%	3.3%	3.0%	4.0%	3.7%
Expected long-term rate of return on plan assets	4.8%	5.2%	6.1%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A

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

	As of September 30, 2020
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$96.9	$—	$96.9
International equity	68.7	—	68.7
Debt
U.S. government	—	191.7	191.7
Other government	—	1.4	1.4
Corporate	65.3	2.1	67.4
Cash and cash equivalents	8.4	1.6	10.0
Other	1.0	14.0	15.0
Total, excluding investments valued at net asset value (“NAV”)	$240.3	$210.8	$451.1
Investments valued at NAV			87.5
Total	$240.3	$210.8	$538.6

	As of September 30, 2019
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$79.0	$—	$79.0
International equity	62.1	—	62.1
Debt
U.S. government	—	182.1	182.1
Other government	—	2.9	2.9
Corporate	61.1	1.4	62.5
Cash and cash equivalents	10.3	0.6	10.9
Other	0.5	16.5	17.0
Total, excluding investments valued at NAV	$213.0	$203.5	$416.5
Investments valued at NAV			78.5
Total	$213.0	$203.5	$495.0

The following table sets forth the estimated fair value of the Company’s pension assets valued at NAV:

	As of September 30,
	2020	2019
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$10.2	$9.5
International equity	77.3	69.0
Total investments valued at NAV	$87.5	$78.5

There were no Level 3 pension assets as of September 30, 2020 and 2019.
The Company had no postretirement plan assets as of September 30, 2020 and 2019.
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

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participants’ before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2020, 2019, and 2018 were $9.9, $9.7, and $10.2, respectively, and are reflected in SG&A and Cost of products sold.

Note 13 - Share-Based Payments
As of September 30, 2020, the Company had three share-based compensation plans: the Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”), the Second Amended and Restated 2009 Incentive Stock Plan (the “2009 Plan”) and the 2000 Incentive Stock Plan. The 2000 Incentive Stock Plan was superseded by the 2009 Plan, which was then superseded by the 2018 Stock Incentive Plan. New awards granted after January 2018 are issued under the 2018 Plan. The 2018 Plan provides for the award of restricted stock, RSEs or Share Options to purchase the Company’s common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2018 Plan is 14.9, of which 4.4 were available for future awards as of September 30, 2020.
Share options are granted at the market price on the grant date and generally vest ratably over three years. These awards typically have a maximum term of ten years. Restricted stock and RSEs may also be granted. Option shares and prices, and restricted stock and RSEs, are adjusted in conjunction with stock splits and other recapitalizations, including the Separation, so that the holder is in the same economic position before and after these equity transactions.
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company’s share-based compensation arrangements were $19.2, $17.8 and $17.0 for fiscal 2020, 2019 and 2018, respectively, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $4.6, $4.3 and $4.6, for fiscal 2020, 2019 and 2018, respectively. Restricted stock issuance and shares issued for share option exercises under the Company’s share-based compensation program are generally issued from treasury shares.

Share Options
The following table summarizes Share Option activity during fiscal 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2019	0.5	$82.53
Granted	0.2	31.44
Canceled	—	—
Exercised	—	—
Outstanding as of September 30, 2020	0.7	$67.90	6.7	$—

Vested and unvested expected to vest as of September 30, 2020	0.7	$67.90	6.7	$—
Exercisable as of September 30, 2020	0.4	87.83
No share options were exercised in fiscal 2020, 2019 or 2018.
The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. During fiscal 2020 and 2019, the Company granted 0.2 and 0.1, respectively, non-qualified share option awards to certain executives and employees with a grant-date fair value of $1.9 and $1.7, respectively. The following table presents the Company’s weighted average fair value per option and the assumptions utilized in the Black-Scholes option pricing model.

	2020	2019
Weighted-average fair value per share option	$9.33	$13.02
Expected volatility	27.00%	24.00%
Risk-free interest rate	1.66%	2.95%
Expected share option life (in years)	6.0	6.0
Dividend yield	—%	—%

As of September 30, 2020, there was an estimated $1.5 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of approximately 2.8 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2020:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2019	1.1	$48.85
Granted	1.1	28.58
Vested	(0.2)	50.76
Canceled	(0.1)	53.41
Non-vested at September 30, 2020	1.9	36.77

The Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant. As of September 30, 2020, there were 0.9 performance-based RSEs outstanding, which are included in the table above.
As of September 30, 2020, there was an estimated $32.5 of total unrecognized compensation costs related to RSEs, which will be recognized over a weighted-average period of approximately 2.1 years. The weighted-average estimated fair value per RSE granted in fiscal 2020, 2019 and 2018 was $28.58, $42.93, and $57.23, respectively. The estimated fair value of RSEs vested in fiscal 2020, 2019 and 2018 was $11.5, $13.9, and $15.7, respectively.

Note 14 - Shareholders’ Equity
At September 30, 2020, there were 300.0 shares of the Company’s common stock authorized, of which 4.4 shares were reserved for outstanding awards under the 2018, 2009 and 2000 Incentive Stock Plans. The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value preferred stock. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.
During fiscal 2020, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSEs.
During fiscal 2018, the Company paid $0.1 of cash dividends related to the vesting of RSEs, which had been declared and accrued during prior fiscal years. Any future dividends are dependent on future earnings, capital requirements and the Company’s financial condition and will be declared at the sole discretion of the Board.

Note 15 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2018	$(40.6)	$(110.3)	$2.6	$(148.3)
OCI before reclassifications (1)	(36.7)	(52.5)	1.8	(87.4)
Reclassifications to earnings	—	3.0	(3.2)	(0.2)
Balance at September 30, 2019	(77.3)	(159.8)	1.2	(235.9)
OCI before reclassifications (1)	29.9	10.4	(1.8)	38.5
Reclassifications to earnings	—	7.3	(1.5)	5.8
Balance at September 30, 2020	$(47.4)	$(142.1)	$(2.1)	$(191.6)
(1)OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2020	2019	Affected Line Item in the Consolidated Statement of Earnings
Gains and losses on cash flow hedges
Foreign exchange contracts	$2.1	$4.8	Other expense (income), net
	2.1	4.8	Total before tax
	0.6	1.6	Income tax provision (benefit)
	$1.5	$3.2	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	$—	$—	(1)
Actuarial losses	(9.3)	(4.1)	(1)
Settlements	(0.8)	—	(1)
	(10.1)	(4.1)	Total before tax
	(2.8)	(1.1)	Tax expense (benefit)
	$(7.3)	$(3.0)	Net of tax

Total reclassifications for the period	$(5.8)	$0.2	Net of tax
(1)These AOCI components are included in the computation of net periodic benefit cost. See Note 12 of Notes to Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management
At times, the Company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency and interest rate risks. The section below outlines the types of derivatives that existed at September 30, 2020 and 2019, as well as the Company’s objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2020, the Company had $21.1 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Company’s revolving credit facilities in the U.S.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company’s largest customer, Walmart Inc. and its affiliates (collectively, “Walmart”), accounted for approximately 22% of Net sales in fiscal 2020. No other customer accounted for more than 10% of the Company’s consolidated Net sales. Purchases by Walmart included products from all of the Company’s segments. Additionally, in fiscal 2020, Target Corporation represented approximately 10% of net sales for each of our Sun and Skin Care and Feminine Care segments, respectively.
Product Concentration. Within the Wet Shave segment, the Company’s razor and blades represented 52%, 52% and 53% of net sales during fiscal 2020, 2019 and 2018, respectively, and within the Sun and Skin Care segment, sun care products represented 15% of net sales during each of fiscal 2020, 2019 and 2018.

Cash Flow Hedges
At September 30, 2020, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $3.0 and an unrealized pre-tax gain of $1.7 at September 30, 2020 and 2019, respectively, on these forward currency contracts accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2020 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2020 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2021. At September 30, 2020, there were 64 open foreign currency contracts with a total notional value of $130.2.

Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures, thus they are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in losses of $0.5 and $1.2 for fiscal 2020 and 2019, respectively, which were recorded in Other expense (income), net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2020, with a total notional value of $39.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of (Liability) Asset (1)
	September 30, 2020	September 30, 2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(3.0)	$1.7
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(0.6)	$0.4
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Fiscal Year
	2020	2019	2018
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$(2.7)	$2.7	$3.9
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	2.1	4.8	(1.5)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in income (2)	$(0.5)	$(1.2)	$1.7
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.
(2)Gain (loss) was recorded in Other expense (income), net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	As of September 30, 2020		As of September 30, 2019
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$—	$(3.7)	$2.4	$(0.5)
Gross amounts offset in the balance sheet	—	0.1	—	0.2
Net amounts of assets (liabilities) presented in the balance sheet	$—	$(3.6)	$2.4	$(0.3)
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

	As of September 30,
	2020	2019
(Liabilities) Assets at estimated fair value:
Deferred compensation	$(33.9)	$(40.6)
Derivatives - foreign currency contracts	(3.6)	2.1
Net liabilities at estimated fair value	$(37.5)	$(38.5)

At September 30, 2020 and 2019, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1. Refer to Note 12 of Notes to Consolidated Financial Statements for the fair value hierarchy of the pension plan assets.
At September 30, 2020 and 2019, the fair market value of fixed rate long-term debt was $1,323.1 and $1,071.2, respectively, compared to its carrying value of $1,250.0 and $1,100.0, respectively. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of September 30, 2020. The estimated fair values of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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
As of September 30, 2020, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 17 - Commitments and Contingencies
Legal Proceedings
The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities.

Government Regulation and Environmental Matters
The operations of the Company are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and environment.
Contamination has been identified at certain of the Company’s current and former facilities, as well as third-party waste disposal sites, and the Company is conducting investigation and remediation activities in relation to such properties. In connection with certain sites, the Company has received notices from the U.S. Environmental Protection Agency, state agencies and private parties seeking contribution, that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. The Company may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations, as well as any of its own properties.
The amount of the Company’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Company’s total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates may be modified as a result of changes in the Company’s plans or its understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
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

Note 18 - Segment and Geographical Data
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, impairment charges, costs associated with restructuring initiatives, acquisition and integration costs, cost of early debt retirement, advisory expenses incurred in connection with the evaluation of the Feminine Care and Infant Care businesses, Sun Care reformulation costs, investor settlement expenses, the gain on sale of the Infant and Pet Care business and the Playtex gloves assets, pension settlement expense and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
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
Segment net sales and profitability are presented below:

	Fiscal Year
	2020	2019	2018
Net Sales
Wet Shave	$1,162.3	$1,250.1	$1,330.1
Sun and Skin Care	462.0	463.1	453.3
Feminine Care	298.6	308.1	329.5
All Other	26.8	119.7	121.5
Total net sales	$1,949.7	$2,141.0	$2,234.4

Segment Profit
Wet Shave	$206.2	$246.5	$265.2
Sun and Skin Care	69.1	80.4	80.9
Feminine Care	52.3	48.3	37.2
All Other	3.1	11.7	18.5
Total segment profit	330.7	386.9	401.8

General corporate and other expenses	(54.9)	(57.3)	(68.8)
Impairment charges	—	(570.0)	(24.4)
Restructuring and related costs (1)	(38.1)	(55.6)	(39.9)
Acquisition and integration costs (2)	(39.8)	(6.7)	(5.2)
Cost of early retirement of long-term debt	(26.2)	—	—
Gain on sale of Infant and Pet Care business	4.1	—	—
COVID-19 expenses (3)	(4.3)	—	—
Sun Care reformulation costs (4)	—	(2.8)	(25.3)
Feminine and Infant Care evaluation costs (5)	(0.3)	(2.1)	—
Investor settlement expense (6)	—	(0.9)	—
Gain on sale of Playtex gloves assets	—	—	15.3
Pension settlement expense (7)	—	—	(5.4)
Amortization of intangibles	(17.3)	(17.7)	(17.7)
Interest and other expense, net	(66.6)	(64.1)	(66.6)
Total earnings (loss) before income taxes	$87.3	$(390.3)	$163.8

Depreciation and amortization
Wet Shave	$44.8	$47.3	$49.0
Sun and Skin Care	13.8	12.9	13.6
Feminine Care	11.9	11.2	12.0
All Other	1.0	4.7	5.3
Total segment depreciation and amortization	71.5	76.1	79.9
Corporate	17.3	17.7	17.7
Total depreciation and amortization	$88.8	$93.8	$97.6

	Fiscal Year
	2020	2019	2018
Total Assets
Wet Shave	$709.8	$725.3
Sun and Skin Care	212.4	207.7
Feminine Care	146.3	163.7
All Other	—	35.1
Total segment assets	1,068.5	1,131.8
Corporate (8)	384.6	343.4
Goodwill and other intangible assets, net	2,087.8	1,945.7
Total assets	$3,540.9	$3,420.9

Capital Expenditures
Wet Shave	$34.8	$37.4	$36.3
Sun and Skin Care	7.1	9.9	11.7
Feminine Care	5.0	7.5	10.1
All Other	0.8	3.2	3.9
Total segment capital expenditures	47.7	58.0	62.0
Corporate	—	—	—
Total capital expenditures	$47.7	$58.0	$62.0
(1)Restructuring costs associated with Project Fuel includes SG&A of $13.3, $8.6, and $1.4 for fiscal 2020, 2019, and 2018, respectively, primarily consisting of certain information technology enablement expenses and incentive and retention compensation expenses. Additionally, restructuring costs associated with Project Fuel includes Cost of products sold of $0.2 and $0.6 for fiscal 2020 and 2019, respectively, related to inventory obsolescence write-offs.
(2)Includes SG&A of $39.2, $6.7, and $3.4 for fiscal 2020, 2019 and 2018, respectively, related to integration expenses associated with acquisitions and Cost of products sold of $0.6 and $1.8 related to the valuation of acquired inventory for fiscal 2020 and 2018, respectively.
(3)Includes pre-tax Cost of products sold of $4.3 for fiscal 2020 which included incremental costs incurred by the Company related to higher benefit and emergency payments, supplies and freight.
(4)Includes Cost of products sold of $2.8 and $25.3 for fiscal 2019 and 2018, respectively, associated with supply chain changes and inventory write-offs on select Sun Care products.
(5)Includes pre-tax SG&A of $0.3 and $2.1 for fiscal 2020 and 2019, respectively, associated with consulting costs incurred in connection with the evaluation of our Feminine Care and Infant Care segments.
(6)Includes pre-tax SG&A of $0.9 for fiscal 2019 associated with a settlement with an investor.
(7)Pension settlement expense was the result of increased lump sum benefit payments in fiscal 2018 from higher employee turnover associated with Project Fuel. The lump sum benefit payments are not expected to be recurring in nature.
(8)Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments.

The following table presents the Company’s net sales and long-lived assets by geographic area:

	Fiscal Year
	2020	2019	2018
Net Sales to Customers
United States	$1,082.8	$1,189.2	$1,245.8
International	866.9	951.8	988.6
Total net sales	$1,949.7	$2,141.0	$2,234.4

Long-lived Assets
United States	$257.0	$292.9
Germany	51.6	42.0
Other International	62.3	61.1
Total long-lived assets excluding goodwill and other intangibles, net, and other assets	$370.9	$396.0
The Company’s international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company’s total Net sales. For information on customer concentration and product concentration risk, see Note 16 of Notes to Consolidated Financial Statements.

Supplemental product information is presented below for net sales:

	Fiscal Year
	2020	2019	2018
Razors and blades	$1,023.3	$1,108.4	$1,185.4
Sun care products	283.3	328.7	342.0
Tampons, pads and liners	298.6	308.1	329.5
Shaving gels and creams	139.0	141.7	144.7
Infant care and other	26.8	119.7	121.5
Skin care products	178.7	134.4	111.3
Total net sales	$1,949.7	$2,141.0	$2,234.4

Note 19 - Quarterly Financial Information (Unaudited)

	Fiscal 2020 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$454.0	$523.0	$483.9	$488.8
Gross profit (1)(2)(3)	193.1	243.0	222.7	222.1
Net earnings (1)(2)(3)(4)(5)(6)	22.4	19.5	4.7	21.0

Basic earnings per share (7)	0.41	0.36	0.09	0.39
Diluted earnings per share (7)	0.41	0.36	0.09	0.38

	Fiscal 2019 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$457.1	$546.7	$609.2	$528.0
Gross profit (1)(2)(9)	193.5	250.9	292.2	230.0
Net (loss) earnings (1)(2)(6)(8)(9)(10)	(0.4)	48.2	(460.7)	40.7

Basic (loss) earnings per share (7)	(0.01)	0.89	(8.51)	0.75
Diluted (loss) earnings per share (7)	(0.01)	0.89	(8.51)	0.75
(1)Restructuring and related costs were $8.0, $12.4, $10.4 and $7.3 for the first, second, third and fourth quarters of fiscal 2020, respectively, and $18.5, $15.4, $8.9 and $12.8 for the first, second, third and fourth quarters of fiscal 2019, respectively. See Note 4 of Notes to Consolidated Financial Statements.
(2)Includes acquisition and integration costs impacting SG&A of $6.2, $25.5, $0.3 and $7.2 for the first, second, third and fourth quarters of fiscal 2020, respectively, and $0.5, $0.5, $1.9 and $3.8 for the first, second, third and fourth quarters of fiscal 2019, respectively. Additionally, the impact of acquisition and integration costs to Cost of products sold totaled $0.6 in the fourth quarter of fiscal 2020. See Note 3 of Notes to Consolidated Financial Statements.
(3)Includes pre-tax Cost of products sold of $3.9 and $0.4 for the third and fourth quarters of fiscal 2020, which included incremental costs incurred by the Company related to higher benefit and emergency payments, supplies and freight, net of government credits received.
(4)Cost of early debt retirement was $26.2 in the third quarter of fiscal 2020, related to retirement of the 2021 Notes that were repaid in May 2020.
(5)The sale of the Infant and Pet Care business resulted in a gain of $4.1 in the first quarter of fiscal 2020.
(6)Feminine and Infant Care evaluation costs were $0.3 for the first quarter of fiscal 2020, and $1.0, $0.5, and $0.6 in the second, third and fourth quarters of fiscal 2019, respectively.
(7)Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.
(8)The third quarter of fiscal 2019 includes non-cash impairment charges of $570.0 related to intangible assets. See Note 7 of Notes to Consolidated Financial Statements.
(9)Sun Care reformulation included charges to Cost of products sold of $0.1, $0.4, $1.0, and $1.3 in the first, second, third and fourth quarters of fiscal 2019, respectively.
(10)Includes pre-tax SG&A of $0.9 in the first quarter of fiscal 2019, associated with a settlement with an investor.

Note 20 - Subsequent Events
On November 20, 2020, the Board of Directors declared a cash dividend of $0.15 per share of Common Stock, payable on January 6, 2021, to all shareholders of record as of the close of business on December 10, 2020.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles for external purposes. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2020 was effective.
The Company's management has excluded the acquisition of Cremo Holding Company, LLC (“Cremo”) from its assessment of internal control over financial reporting as of September 30, 2020, because Cremo was acquired by the Company on September 2, 2020. The assets excluded from our assessment for the Cremo acquisition represent 0.6% of consolidated assets as of September 30, 2020 and 0.2% of consolidated net sales for the fiscal year ended September 30, 2020.
The Company’s internal control over financial reporting as of September 30, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2020.
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

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than five percent of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2020.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP, our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

◦Report of Independent Registered Public Accounting Firm.
◦Consolidated Statements of Earnings and Comprehensive Income (Loss) for the fiscal years ended September 30, 2020, 2019 and 2018.
◦Consolidated Balance Sheets as of September 30, 2020 and 2019.
◦Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019 and 2018.
◦Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2017 to September 30, 2020.
◦Notes to Consolidated Financial Statements.

2)Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2020	2019	2018
Allowance for Doubtful Accounts
Balance at beginning of year	$5.6	$6.0	$4.3
Provision charged to expense, net of reversals	3.7	0.2	2.3
Write-offs, less recoveries, translation, other	(1.4)	(0.6)	(0.6)
Allowance for acquired receivables	0.3	—	—
Balance at end of year	$8.2	$5.6	$6.0

Income Tax Valuation Allowance
Balance at beginning of year	$7.2	$7.0	$8.4
Provision charged to expense	1.4	(0.1)	0.7
Write-offs, less recoveries, translation, other	(0.1)	0.3	(2.1)
Balance at end of year	$8.5	$7.2	$7.0

3)Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

By:	/s/ Rod R. Little
Rod R. Little
President and Chief Executive Officer

Date: November 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Rod R. Little
Rod R. Little (principal executive officer)	President and Chief Executive Officer

/s/ Daniel J. Sullivan
Daniel J. Sullivan (principal financial officer)	Chief Financial Officer

/s/ Robert Black
Robert Black	Director

/s/ George Corbin
George Corbin	Director

/s/ Daniel J. Heinrich
Daniel J. Heinrich	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ R. David Hoover
R. David Hoover	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Joseph D. O’Leary
Joseph D. O’Leary	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

/s/ Swan Sit
Swan Sit	Director

/s/ Gary Waring
Gary Waring	Director

Date: November 20, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit
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

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.3*	Amended and Restated Bylaws of the Company effective November 5, 2020.

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

10.10
Indenture, dated as of May 22, 2020, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2020.

10.11
Trademark License Agreement by and between the Company and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 29, 2015).

10.12
Trademark License Agreement by and between the Company and Wilkinson Sword GmbH, as licensors, and Energizer Holdings, Inc. dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 29, 2015).

10.13	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of the Company’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.14**	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement for the fiscal year ended September 30, 2016).

10.15**	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.16**	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.17**	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.18**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014).

10.19**	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.20**	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.21**	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.22**	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.23**	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2018).

10.24**
Form of appointment Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.25**	Form of Change of Control Employment Agreement, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 6, 2009).

10.26**
Form of Change of Control Employment Agreement for use with designated individuals subsequent to January 1, 2012 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.27**	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.28**	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2017).

10.29**
January 1, 2015 Restatement of the Company's Executive Savings Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.30**
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

10.32**
First Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form10-K for the year ended September 30, 2015).

10.33**
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

10.35**
First Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.36**
Amendment No. 2 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.37**
Amendment No. 3 to 2009 Restatement of the Company's Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.38**
Amendment No. 4 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.39**
Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.40**	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.41**	Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.42**	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

10.43**	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.44**	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2018, 2019 and 2020, (ii) the Consolidated Balance Sheets at September 30, 2019 and 2020, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2019 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2017 to September 30, 2020, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2020.

*Filed herewith.
**Denotes a management contract or compensatory plan or arrangement.
***The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.