Form 10-Q
period 2020-12-31
EDGEWELL PERSONAL CARE Co
filed 2021-02-09
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Common shares, $0.01 par value - 54,277,953 shares as of January 31, 2021.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2020	2019
Net sales	$451.1	$454.0
Cost of products sold	257.8	260.9
Gross profit	193.3	193.1

Selling, general and administrative expense	93.1	95.0
Advertising and sales promotion expense	41.2	41.1
Research and development expense	13.7	13.8
Restructuring charges	3.7	6.1
Operating income	41.6	37.1
Gain on sale of Infant and Pet Care business	—	(5.2)
Interest expense associated with debt	17.4	14.3
Other income, net	(1.0)	(1.6)
Earnings before income taxes	25.2	29.6
Income tax provision	7.5	7.2
Net earnings	$17.7	$22.4

Earnings per share:
Basic net earnings per share	$0.33	$0.41
Diluted net earnings per share	$0.32	$0.41

Statements of Comprehensive Income:
Net earnings	$17.7	$22.4
Other comprehensive income, net of tax
Foreign currency translation adjustments	33.7	21.5
Pension and postretirement activity, net of tax of $(0.8) and $(0.6)	(2.0)	(1.5)
Deferred loss on hedging activity, net of tax of $(0.8) and $(0.6)	(1.8)	(1.3)
Total other comprehensive income, net of tax	29.9	18.7
Total comprehensive income	$47.6	$41.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2020	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$280.8	$364.7
Trade receivables, less allowance for doubtful accounts of $7.6 and $8.2	167.0	158.8
Inventories	337.0	314.1
Other current assets	148.6	146.0
Total current assets	933.4	983.6
Property, plant and equipment, net	368.9	370.9
Goodwill	1,167.7	1,159.7
Other intangible assets, net	927.5	928.1
Other assets	98.6	98.6
Total assets	$3,496.1	$3,540.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	24.1	21.1
Accounts payable	182.7	181.9
Other current liabilities	222.1	307.5
Total current liabilities	428.9	510.5
Long-term debt	1,238.4	1,237.9
Deferred income tax liabilities	103.9	102.5
Other liabilities	259.7	257.1
Total liabilities	2,030.9	2,108.0
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,275,037 and 54,355,183 outstanding	0.7	0.7
Additional paid-in capital	1,618.8	1,631.8
Retained earnings	791.6	782.4
Common shares in treasury at cost, 10,976,952 and 10,896,806	(784.2)	(790.4)
Accumulated other comprehensive loss	(161.7)	(191.6)
Total shareholders’ equity	1,465.2	1,432.9
Total liabilities and shareholders’ equity	$3,496.1	$3,540.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2020	2019
Cash Flow from Operating Activities
Net earnings	$17.7	$22.4
Depreciation and amortization	22.2	22.5
Share-based compensation expense	5.3	4.9
Loss on sale of assets	0.2	0.2
Gain on sale of Infant and Pet Care business	—	(5.2)
Deferred compensation payments	(0.2)	(1.9)
Deferred income taxes	—	(16.7)
Other, net	1.0	5.4
Changes in operating assets and liabilities	(128.7)	(78.5)
Net cash used by operating activities	(82.5)	(46.9)

Cash Flow from Investing Activities
Capital expenditures	(10.2)	(7.6)
Proceeds from sale of Infant and Pet Care business	7.5	95.8
Acquisition of Cremo	(0.3)	—
Collection of deferred purchase price on accounts receivable sold	1.5	2.8
Other, net	(0.8)	(1.3)
Net cash (used by) from investing activities	(2.3)	89.7

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	—	50.0
Cash payments on debt with original maturities greater than 90 days	—	(167.0)
Net increase (decrease) in debt with original maturities of 90 days or less	2.5	(0.1)
Repurchase of shares	(9.2)	—
Net financing inflow (outflow) from the Accounts Receivable Facility	4.2	(14.9)
Employee shares withheld for taxes	(3.0)	(1.5)
Other, net	—	(2.4)
Net cash used by financing activities	(5.5)	(135.9)

Effect of exchange rate changes on cash	6.4	3.3

Net decrease in cash and cash equivalents	(83.9)	(89.8)
Cash and cash equivalents, beginning of period	364.7	341.6
Cash and cash equivalents, end of period	$280.8	$251.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9
Net earnings	—	—	—	—	—	17.7	—	17.7
Foreign currency translation adjustments	—	—	—	—	—	—	33.7	33.7
Pension and postretirement activity	—	—	—	—	—	—	(2.0)	(2.0)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.8)	(1.8)
Dividends declared to common shareholders ($0.15 per share)	—	—	—	—	—	(8.5)	—	(8.5)
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.2	15.4	(13.0)	—	—	2.4
Balance at December 31, 2020	65.2	$0.7	(11.0)	$(784.2)	$1,618.8	$791.6	$(161.7)	$1,465.2

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	22.4	—	22.4
Foreign currency translation adjustments	—	—	—	—	—	—	21.5	21.5
Pension and postretirement activity	—	—	—	—	—	—	(1.5)	(1.5)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.3)	(1.3)
Activity under share plans	—	—	0.1	8.5	(5.0)	—	—	3.5
Balance at December 31, 2019	65.2	$0.7	(10.9)	$(795.3)	$1,622.7	$737.2	$(217.2)	$1,348.1

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
The Company conducts its business in the following three segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge®, Skintimate®, Shave Guard® and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s grooming products, and Wet Ones® wipes.
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 20, 2020.
Recently Adopted Accounting Pronouncements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The Company adopted the standard effective October 1, 2020. The adoption of the guidance did not have a material impact on the Company’s financial statements. The Company evaluates the creditworthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance is not expected to differ materially.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this standard require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The Company adopted the standard effective October 1, 2020 on a prospective basis. The Company does not expect the guidance to have a material impact on its financial statements in fiscal 2021.
In October 2020, the FASB issued ASU 2020-09, which amends the codification pursuant to SEC Final Rule No. 33-10762 which was released in March 2020. The standard amends the disclosure requirements in the codification to align with SEC Regulation S-X, Rule 3-10, which permits entities to provide summarized financial information of the parent company and each issuer and guarantor in either a note to the financial statements or in management's discussion and analysis. The Company adopted the final rule effective the second quarter of fiscal 2020.

Note 2 - Business Combinations and Divestitures
Cremo Holding Company, LLC
On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC (“Cremo”). The Company accounted for the acquisition of Cremo utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgement. We have calculated fair values of assets and liabilities acquired from Cremo including goodwill and intangible assets and working capital. The Company completed the final fair value determination of the Cremo acquisition in the first quarter of fiscal year 2021. The changes in the fair value made during the first quarter of fiscal 2021 were not material.
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
The Company’s purchase price allocation for Cremo included net assets of $234.6 and consisted of working capital and other net assets of $11.5 (including cash of $0.7), other intangible assets of $95.1 and goodwill of $128.0, representing the value of expansion into new markets and channels of trade. Goodwill is deductible for tax purposes. The intangible assets acquired consisted primarily of the Cremo trade name, customer relationships and product formulations with a weighted average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted that the net sales and net earnings of Cremo from the beginning of the period through the acquisition date were not material relative to the total net sales and net earnings of the Company during fiscal 2020, and thus pro-forma results for Cremo were not disclosed in accordance with Accounting Standards Codification 805. Acquisition and integration costs related to Cremo totaling $1.7 for the three months ended December 31, 2020 were included in Selling, general and administrative expense (“SG&A”) on the Condensed Consolidated Statements of Earnings and Comprehensive Income. Additionally, acquisition costs of $1.3 were included in Cost of products sold for the three months ended December 31, 2020.

Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5, which included consideration for providing services to the purchaser for up to one year under a transition services agreement. The Company received proceeds of $115.0, which includes the consideration for providing support under the transition services agreement, and the remaining sales price receivable includes $5.0 reported in current assets as of December 31, 2020. Total assets included in the sale were comprised of $18.8 of inventory, $3.6 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $4.1 in the fiscal 2020 Consolidated Statement of Earnings. The gain on the sale was net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement

Note 3 - Restructuring Charges
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
In addition to the expected cost savings, Project Fuel is designed to strengthen our challenger culture and reinforce our consumer-centric organizational focus. It is also designed to simplify the organization and streamline ways of working to increase competitiveness, speed and agility, and ensure we have the skills, capabilities and investments needed to compete in a rapidly changing world.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for the three months ended December 31, 2020 and 2019 would have been as follows:

	Three Months Ended December 31, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.5	$—	$—	$1.8	$2.3
Asset impairment and accelerated depreciation	0.1	—	—	—	0.1
Consulting, project implementation and management, and other exit costs	0.5	—	—	1.5	2.0
Total Restructuring	$1.1	$—	$—	$3.3	$4.4

	Three Months Ended December 31, 2019
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$—	$—	$—	$1.3	$1.3
Asset impairment and accelerated depreciation	—	—	—	—	—
Consulting, project implementation and management, and other exit costs	2.8	—	—	3.9	6.7
Total Restructuring	$2.8	$—	$—	$5.2	$8.0
Pre-tax SG&A of $0.6 and $1.9 for the three months ended December 31, 2020 and 2019, respectively, associated with certain information technology enablement expenses and compensation expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs. Pre-tax Cost of products sold of $0.1 for the three months ended December 31, 2020 related to inventory write-offs associated with Project Fuel, were included in Asset impairment and accelerated depreciation.

The following table summarizes the Restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2021:

				Utilized
	October 1, 2020	Charge to Income	Other (1)	Cash	Non-Cash	December 31, 2020
Restructuring
Severance and related benefit costs	$4.3	$2.3	$0.1	$(5.8)	$—	$0.9
Asset impairment and accelerated depreciation	—	0.1	—	—	(0.1)	—
Consulting, project implementation and management, and other exit costs	1.1	2.0	—	(2.1)	—	1.0
Total Restructuring	$5.4	$4.4	$0.1	$(7.9)	$(0.1)	$1.9
(1)Includes the impact of currency translation.

Note 4 - Income Taxes
For the three months ended December 31, 2020, the Company had income tax expense of $7.5 on Earnings before income taxes of $25.2. The effective tax rate for the three months ended December 31, 2020 was 29.7%. The difference between the federal statutory rate and the effective rate for the three months ended December 31, 2020 is primarily due to the unfavorable mix of earnings in higher tax rate jurisdictions.
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2020	2019
Basic weighted-average shares outstanding	54.4	54.3
Effect of dilutive securities:
RSE awards	0.4	0.1
Total dilutive securities	0.4	0.1
Diluted weighted-average shares outstanding	54.8	54.4
For the three months ended December 31, 2020, the calculation of diluted weighted-average shares outstanding excludes 1.0 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2019, the calculation of diluted weighted-average shares outstanding excludes 0.7 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2020	$967.2	$356.8	$206.7	$1,530.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2020	$598.2	$354.8	$206.7	$1,159.7

Changes in the three-month period ended December 31, 2020
Cremo acquisition measurement period adjustment	—	0.3	—	0.3
Cumulative translation adjustment	4.8	1.0	1.9	7.7

Gross balance at December 31, 2020	$972.0	$358.1	$208.6	$1,538.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at December 31, 2020	$603.0	$356.1	$208.6	$1,167.7

The following table sets forth definite-lived intangible assets by class:

	December 31, 2020			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$256.4	$48.7	$207.7	$256.2	$45.4	$210.8
Technology and patents	79.5	75.8	3.7	79.1	75.3	3.8
Customer related and other	222.2	111.3	110.9	219.9	107.8	112.1
Total amortizable intangible assets	$558.1	$235.8	$322.3	$555.2	$228.5	$326.7
Amortization expense was $5.5 and $4.3 for the three months ended December 31, 2020 and 2019, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2021 and for fiscal 2022, 2023, 2024, 2025 and 2026 is $16.6, $22.0, $22.0, $21.9, $21.9 and $21.7, respectively, and $196.2 thereafter.
The Company had indefinite-lived intangible assets of $605.2 ($186.3 in Wet Shave, $389.0 in Sun and Skin Care, and $29.9 in Feminine Care) at December 31, 2020, an increase of $3.8 from September 30, 2020, which was the result of foreign currency fluctuations. The Company had indefinite-lived trade names and brands of $601.4 ($183.1 in Wet Shave, $388.4 in Sun and Skin Care, and $29.9 in Feminine Care) at September 30, 2020.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, which included the impact of the ongoing novel coronavirus 2019 (“COVID-19”) pandemic. The Company determined there was no triggering event requiring an interim impairment analysis during the three months ended December 31, 2020. The qualitative analysis performed by the Company concluded that it was more likely than not that the goodwill and intangible assets had fair values greater than the carrying values. However, the continued duration and severity of COVID-19 may result in future impairment charges as the prolonged pandemic could have an additional impact on the results of the Company’s operations due to changes in consumer habits. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of the Company’s goodwill and indefinite-lived intangible assets, including long term growth rates and discount rates. Refer to the sensitivity analysis in Management's Discussion and Analysis in the Company’s Annual Report on Form 10-K filed with the SEC on November 20, 2020.

Note 7 - Supplemental Balance Sheet Information

	December 31, 2020	September 30, 2020
Inventories
Raw materials and supplies	$61.6	$58.5
Work in process	73.0	71.5
Finished products	202.4	184.1
Total inventories	$337.0	$314.1
Other Current Assets
Miscellaneous receivables	$25.8	$23.3
Inventory returns receivable	0.9	1.0
Prepaid expenses	69.6	64.8
Value added tax collectible from customers	19.9	20.4
Income taxes receivable	23.9	26.3
Other	8.5	10.2
Total other current assets	$148.6	$146.0
Property, Plant and Equipment
Land	$19.6	$19.3
Buildings	144.3	142.2
Machinery and equipment	1,029.9	1,014.2
Capitalized software costs	55.1	53.6
Construction in progress	37.1	32.7
Total gross property, plant and equipment	1,286.0	1,262.0
Accumulated depreciation and amortization	(917.1)	(891.1)
Total property, plant and equipment, net	$368.9	$370.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$34.2	$49.4
Accrued trade allowances	29.1	30.8
Accrued salaries, vacations and incentive compensation	33.4	62.6
Income taxes payable	2.1	13.4
Returns reserve	27.7	44.8
Restructuring reserve	1.9	5.4
Value added tax payable	5.1	6.8
Deferred compensation	8.4	5.9
Short term lease obligation	9.1	9.1
Customer advance payments	0.7	1.4
Dividends payable	8.5	—
Other	61.9	77.9
Total other current liabilities	$222.1	$307.5
Other Liabilities
Pensions and other retirement benefits	$122.2	$121.0
Deferred compensation	27.6	28.2
Long term lease obligation	35.4	34.6
Other non-current liabilities	74.5	73.3
Total other liabilities	$259.7	$257.1

Note 8 - Leases
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
The Company has elected to utilize the package of practical expedients which allows it to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to October 1, 2019. Additionally, the Company has elected as an accounting policy not to separate non-lease components from lease components and, instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. For leases that do not provide an implicit rate, the Company uses its secured incremental borrowing rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists, to calculate the present value of the future lease payments.
A summary of the Company's lease information is as follows:

		December 31, 2020	September 30, 2020
Assets	Classification
Right of use assets	Other assets	$44.3	$43.5

Liabilities
Current lease liabilities	Other current liabilities	$9.1	$9.1
Long-term lease liabilities	Other liabilities	35.4	34.6
Total lease liabilities		$44.5	$43.7

Other information
Weighted-average remaining lease term (years)		11	12
Weighted-average incremental borrowing rate		7.2%	7.2%

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Statement of Earnings
Lease cost (1)	$3.9	$3.7

Other information
Leased assets obtained in exchange for new lease liabilities	$3.9	$0.1
Cash paid for amounts included in the measurement of lease liabilities	$4.0	$3.8
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Lease liability repayments	December 31, 2020
Remainder of fiscal 2021	$8.3
2022	9.0
2023	7.3
2024	5.3
2025	4.4
2026 and thereafter	36.8
Total future minimum lease commitments	71.1
Less: Imputed interest	(26.6)
Present value of lease liabilities	$44.5

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
As of December 31, 2020, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold under this agreement for the quarter ended December 31, 2020 and 2019 were $138.4 and $181.7, respectively. The trade receivables sold that remained outstanding as of December 31, 2020 and September 30, 2020 were $67.7 and $77.0, respectively. The net proceeds received were included in cash provided by operating activities and cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other income, net in the Condensed Consolidated Statements of Earnings. For the three months ended December 31, 2020 and 2019, the loss on sale of trade receivables was $0.2 and $0.5, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	December 31, 2020	September 30, 2020
Senior notes, fixed interest rate of 4.7%, due 2022	500.0	500.0
Senior notes, fixed interest rate of 5.5%, due 2028	750.0	750.0
Total long-term debt, including current maturities	1,250.0	1,250.0
Less unamortized debt issuance costs and discount (1) (2)	11.6	12.1
Total long-term debt	$1,238.4	$1,237.9
(1)At December 31, 2020, the balance for the Senior Notes due 2022 and the Senior Notes due 2028 are reflected net of debt issuance costs of $0.5 and $10.9, respectively. At September 30, 2020, the balance for the Senior Notes due 2022 and the Senior Notes due 2028 are reflected net of debt issuance costs of $0.6 and $11.3, respectively.
(2)At December 31, 2020 and September 30, 2020, the balance for the Senior Notes due 2022 was reflected net of discount of $0.2 and $0.2, respectively.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $24.1 and $21.1 as of December 31, 2020 and September 30, 2020, respectively.

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
The Company’s net periodic pension and postretirement costs for these plans for the three months ended December 31 were as follows:

	Three Months Ended December 31,
	2020	2019
Service cost	$1.1	$1.1
Interest cost	2.5	3.4
Expected return on plan assets	(5.6)	(5.8)
Recognized net actuarial loss	2.3	2.3
Settlement loss recognized	—	0.2
Net periodic cost	$0.3	$1.2
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost is recorded to Other income, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Shareholders’ Equity
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.3 shares of its common stock for $9.2 during the three months ended December 31, 2020. The Company has 9.7 shares of its common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.

On November 20, 2020, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding, payable on January 6, 2021 to holders of record as of the close of business on December 10, 2020. Dividends declared during the three months ended December 31, 2020 totaled $8.5. There were no payments made on dividends during the three months ended December 31, 2020.
On February 9, 2021, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding. The dividend is payable April 6, 2021 to holders of record as of the close of business on March 5, 2021.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2020	$(47.4)	$(142.1)	$(2.1)	$(191.6)
OCI before reclassifications (1)	33.7	(3.7)	(2.8)	27.2
Reclassifications to earnings	—	1.7	1.0	2.7
Balance at December 31, 2020	$(13.7)	$(144.1)	$(3.9)	$(161.7)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)
OCI before reclassifications (1)	21.5	(3.3)	(0.7)	17.5
Reclassifications to earnings	—	1.8	(0.6)	1.2
Balance at December 31, 2019	$(55.8)	$(161.3)	$(0.1)	$(217.2)
(1)OCI is defined as other comprehensive income (loss).
The following table presents the reclassifications out of AOCI:

	Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2020	2019
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$(1.4)	$0.9	Other income, net
	(1.4)	0.9
	(0.4)	0.3	Income tax provision
	(1.0)	0.6
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(2.3)	$(2.3)	(1)
Settlements	—	(0.2)	(1)
	(2.3)	(2.5)
	(0.6)	(0.7)	Income tax provision
	(1.7)	(1.8)

Total reclassifications for the period	$(2.7)	$(1.2)
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the course of business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at December 31, 2020 and September 30, 2020, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
At December 31, 2020, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax losses of $5.6 and $3.0 at December 31, 2020 and September 30, 2020, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2020 levels over the next 12 months, most of the pre-tax gain included in AOCI at December 31, 2020 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2022. At December 31, 2020, there were 64 open foreign currency contracts with a total notional value of $128.4.
Derivatives not Designated as Hedges
The Company entered into foreign currency derivative contracts which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and thus are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three months ended December 31, 2020 resulted in a loss of $1.1, compared to a gain of $0.3 for the three months ended December 31, 2019, and was recorded in Other income, net in the Condensed Consolidated Statements of Earnings. At December 31, 2020, there were six open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $45.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	December 31, 2020	September 30, 2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(5.6)	$(3.0)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(0.9)	$(0.6)
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2020	2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$(4.0)	$(0.9)
Gain reclassified from AOCI into income (1) (2)	(1.4)	0.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$(1.1)	$0.3
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other income, net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	At December 31, 2020		At September 30, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$—	$(6.5)	$—	$(3.7)
Gross amounts offset in the balance sheet	—	—	—	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$—	$(6.5)	$—	$(3.6)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2020	September 30, 2020
Liabilities at estimated fair value:
Deferred compensation	$(36.0)	$(33.9)
Derivatives - foreign currency contracts	(6.5)	(3.6)
Net liabilities at estimated fair value	$(42.5)	$(37.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At December 31, 2020, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At December 31, 2020 and September 30, 2020 the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2020 and at September 30, 2020.

At December 31, 2020 and September 30, 2020 the fair market value of fixed rate long-term debt was $1,356.7 and $1,323.1, respectively, compared to its carrying value of $1,250.0. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges, and certain costs deemed non-recurring in nature, including evaluation, acquisition and integration costs, gains or losses on the sale of businesses, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
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

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2020	2019
Net Sales
Wet Shave	$279.1	$277.0
Sun and Skin Care	103.0	75.1
Feminine Care	69.0	75.1
All Other	—	26.8
Total net sales	$451.1	$454.0

Segment Profit
Wet Shave	$52.6	$52.9
Sun and Skin Care	5.2	0.1
Feminine Care	8.8	13.1
All Other	—	3.1
Total segment profit	66.6	69.2
General corporate and other expenses	(12.1)	(13.3)
Restructuring and related costs (1)	(4.4)	(8.0)
Acquisition and integration costs (2)	(3.0)	(6.2)
Gain on sale of Infant and Pet Care business	—	5.2
Feminine and Infant Care evaluation costs (3)	—	(0.3)
Amortization of intangibles	(5.5)	(4.3)
Interest and other expense, net	(16.4)	(12.7)
Total earnings before income taxes	$25.2	$29.6
(1)Includes pre-tax SG&A of $0.6 and $1.9 for the three months ended December 31, 2020 and 2019, respectively, associated with certain information technology enablement expenses and incentive and retention compensation expenses for Project Fuel. Additionally, pre-tax Cost of products sold of $0.1 for the three months ended December 31, 2020 related to inventory write-offs associated with Project Fuel is included.
(2)Includes pre-tax SG&A of $1.7 and $6.2 for the three months ended December 31, 2020 and 2019, respectively, related to acquisition and integration costs. Additionally, Cost of products sold of $1.3 related to the valuation of acquired inventory for three months ended December 31, 2020 is included.
(3)Includes pre-tax SG&A of $0.3 for the three months ended December 31, 2019.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2020	2019
Net Sales to Customers
United States	$250.8	$251.1
International	200.3	202.9
Total net sales	$451.1	$454.0

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2020	2019
Razors and blades	$246.3	$244.3
Tampons, pads, and liners	69.0	75.1
Sun care products	28.8	37.2
Grooming products	43.1	23.3
Wipes and other skin care	31.1	14.6
Shaving gels and creams	32.8	32.7
Infant care and other	—	26.8
Total net sales	$451.1	$454.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 20, 2020 (the “2020 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2020 Annual Report.
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company (“Edgewell”, “we” or “our Company”) or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, the future earnings and performance of our Company or any of our businesses. Many factors outside our control (including the ongoing COVID-19 pandemic) could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2020 Annual Report.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring costs, acquisition and integration costs, the gain on the sale of the Infant and Pet Care business, and the amortization of intangibles. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given certain significant events, including the Project Fuel restructuring and recent acquisitions and divestitures, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our non-GAAP measures:
•We analyze our net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency, acquisitions, and divestitures. This information is provided because these types of fluctuations can distort the underlying change in net sales and segment profit either positively or negatively.
•Adjusted net earnings and adjusted earnings per share are defined as net earnings and diluted earnings per share excluding items such as restructuring costs, acquisition and integration costs, the gain on the sale of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, and the related tax effects of these items.

•Adjusted effective tax rate is defined as the effective tax rate excluding items such as restructuring costs, acquisition and integration costs, the gain on the sale of the Infant and Pet Care business, Feminine and Infant Care evaluation costs, and the related tax effects of these items from the income tax provision and earnings before income taxes.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share, and industry market size are based on our estimates using internal data and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise and have not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A. Risk Factors in Part I of our 2020 Annual Report. These, and other factors, could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19 a worldwide pandemic, which has impacted individuals, families, companies and economies around the world. Due to the uncertainty surrounding COVID-19 and its fast spreading nature, we continue to take significant measures to protect our employees and business remaining in compliance with local guidelines and requirements. As a result of these COVID-19 related measures, we have incurred increased costs including increased employee costs, such as emergency pay and expanded benefits, and other operating costs, such as cleaning costs, personal protective equipment purchases and increased airfreight expenses, which have negatively impacted our profitability, partially offset by government credits provided to the Company through the CARES Act.
The Company’s top priority during this time continues to be ensuring the health and welfare of our employees. Additional measures have been put in place at all of our manufacturing locations to ensure the safety of our employees, including thermal scanning, requiring the use of proper protective gear, making hand sanitizer widely available throughout our facilities and following social distancing guidelines. Additionally, we have implemented work-from-home policies for our employees that can work from home and have cancelled all non-essential company travel. Despite increasing levels of absenteeism, we have not experienced any material operational disruption across our manufacturing and distribution facilities.
As noted within the discussion of our consolidated results below, our earnings were negatively impacted by the COVID-19 pandemic for the quarter ended December 31, 2020, which was largely driven by a decrease in demand for our Wet Shave and Sun Care products, impacted by stay-at-home orders and other restrictions. This decline was partially offset by an increase in demand for Wet Ones, due largely to consumers’ increased focus on personal hygiene. We expect to see continued strong demand for Wet Ones going forward. The impact that COVID-19 continues to have on our customers and their cash flows and ability to operate remains uncertain at this time. However, since the beginning of the pandemic we have in some cases seen minor changes in payment patterns, requests for extended payment terms or impact to customer operations, and thus have increased our allowance for doubtful accounts. As the duration and severity of the COVID-19 pandemic continues to affect economic conditions and therefore consumer spending and demand, we will continue to closely monitor the impact it has on our business and customers.
Additionally, the prolonged COVID-19 environment has resulted in increased supply chain challenges across product procurement and distribution. The continued duration and severity of COVID-19 may result in further disruptions related to our key suppliers going forward; however, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
We experienced increased volatility in foreign currency exchange rates and commodity prices in fiscal 2020 and the first quarter of fiscal 2021, which we believe is largely due to the economic uncertainty from COVID-19 and the depreciation of certain foreign currencies against the U.S. dollar. We expect to see continued volatility in foreign currency exchange rates; however, we cannot estimate the impact at this time.

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

Significant Events
Acquisitions
On September 2, 2020, the Company completed the acquisition of Cremo, a premier men's grooming company in the U.S, in an all-cash transaction at a purchase price of $233.9. As a result of the acquisition, Cremo became a wholly owned subsidiary of the Company. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion on the Cremo acquisition.
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

Executive Summary
The following is a summary of key results for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring charges, acquisition and integration costs, the gain on sale of Infant and Pet Care business, and Feminine and Infant Care evaluation costs, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

First Quarter of Fiscal 2021
•Net sales in the first quarter of fiscal 2021 were $451.1, down 0.6% compared to the prior year quarter, inclusive of a 5.9% decline from the sale of the Infant and Pet Care business, a 3.7% increase due to the acquisition of Cremo and a 1.6% increase due to currency movements. Organic net sales were flat compared to the prior year quarter, due to declines in Wet Shave and Feminine Care, both of which have been impacted by decreased volumes that we believe were driven in part by COVID-19, and was partially offset by an increase in Sun and Skin Care from Wet Ones and Men’s Grooming products.
•Net earnings in the first quarter of fiscal 2021 were $17.7 compared to $22.4 in the prior year quarter. On an adjusted basis, net earnings for the first quarter of fiscal 2021 decreased 22.1% to $23.3. Adjusted earnings were negatively impacted by the combined $3.7 in higher interest expense and lower other income, and a $2.2 net impact from acquisitions and divestitures, as compared to the prior year period.
•Net earnings per diluted share during the first quarter of fiscal 2021 were $0.32 compared to $0.41 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the first quarter of fiscal 2021 was $0.43 compared to $0.55 in the prior year quarter.

	Three Months Ended December 31, 2020
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$193.3	$93.1	$41.6	$25.2	$7.5	$17.7	$0.32
Restructuring and related costs	0.1	0.6	4.4	4.4	1.1	3.3	0.07
Acquisition and integration costs	1.3	1.7	3.0	3.0	0.7	2.3	0.04
Total Adjusted Non-GAAP	$194.7	$90.8	$49.0	$32.6	$9.3	$23.3	$0.43

GAAP as a percent of net sales	42.9%	20.6%	9.2%	GAAP effective tax rate		29.7%
Adjusted as a percent of net sales	43.2%	20.1%	10.9%	Adjusted effective tax rate		28.4%

	Three Months Ended December 31, 2019
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$193.1	$95.0	$37.1	$29.6	$7.2	$22.4	$0.41
Restructuring and related costs	—	1.9	8.0	8.0	1.7	6.3	0.13
Acquisition and integration costs	—	6.2	6.2	6.2	1.6	4.6	0.08
Gain on sale of Infant and Pet Care business	—	—	—	(5.2)	(1.6)	(3.6)	(0.07)
Feminine and Infant Care evaluation costs	—	0.3	0.3	0.3	0.1	0.2	—
Total Adjusted Non-GAAP	$193.1	$86.6	$51.6	$38.9	$9.0	$29.9	$0.55

GAAP as a percent of net sales	42.5%	20.9%	8.2%	GAAP effective tax rate		24.4%
Adjusted as a percent of net sales	42.5%	19.1%	11.4%	Adjusted effective tax rate		23.2%

Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2021, as compared to the corresponding period in fiscal 2020, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Quarter Ended December 31, 2020
	Q1	% Chg
Net sales - prior year	$454.0
Organic	—	—%
Impact of Cremo acquisition	16.6	3.7%
Impact of the sale of the Infant and Pet Care business	(26.8)	(5.9)%
Impact of currency	7.3	1.6%
Net sales - current year	$451.1	(0.6)%
For the first quarter of fiscal 2021, net sales were $451.1, a 0.6% decrease when compared with the prior year quarter. Organic net sales was flat compared to the prior year quarter. Organic net sales were flat, driven by growth in Wet Ones, Men’s Grooming, Women’s Systems and Private Label, offset by declines in Sun Care and Feminine Care. While COVID-19 continued to negatively impact the Wet Shave and Sun Care categories, the impact was partly mitigated by unanticipated higher demand in several International markets ahead of new, more stringent COVID-19 related lockdowns.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $193.3 during the first quarter of fiscal 2021, as compared to $193.1 in the prior year quarter. Gross margin as a percent of net sales for the first quarter of fiscal 2020 was 42.9%, representing a 40-basis point increase over the prior year quarter gross margin percentage of 42.5%. Adjusted gross margin percentage increased 70-basis points driven primarily by Project Fuel savings, the positive impact of acquisitions and divestitures and lower cost of materials, partially offset by unfavorable product mix and pricing.

Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) was $93.1 in the first quarter of fiscal 2021, or 20.6% of net sales, as compared to $95.0 in the prior year quarter, or 20.9% of net sales. Adjusted SG&A as a percent of net sales increased 100-basis points, driven by general inflation, increased investments in the organization’s capabilities and higher equity compensation, partly off-set by lower travel and other discretionary spend and further Fuel savings.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2021, Advertising and sales promotion expense (“A&P”) was $41.2, up $0.1 compared to the prior year quarter A&P of $41.1. A&P spending as a percent of net sales was 9.1%, which is consistent with the prior year quarter. Increased spending in Men’s Grooming, Wet Ones and Wet Shave, was offset by lower spending in Sun Care. Both working dollars and digital spending increased compared to the prior year quarter.

Research and Development Expense
Research and development expense (“R&D”) for the first quarter of fiscal 2021 was $13.7, compared to $13.8 in the prior year quarter. As a percent of net sales, R&D was 3.0% in the first quarter of fiscal 2021 compared to 3.0% in the prior year quarter.

Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2021 was $17.4 compared to $14.3 in the prior year quarter. The increase in interest expense was the result of higher average outstanding debt and higher interest rate primarily as a result of the issuance of the 2028 Notes in May 2020.

Other Income, Net
Other income, net was $1.0 of income in the first quarter of fiscal 2021 compared to $1.6 in the prior year quarter. The decline in income was largely related to unfavorable foreign currency hedges and remeasurement income compared to the prior year quarter, partially offset by increased income in pension benefits.

Income Tax Provision
The effective tax rate for the first quarter of fiscal 2021 was 29.7% compared to 24.4% in the prior year period. On an adjusted basis, the effective tax rate was 28.4% and 23.2% for the first quarter of fiscal 2021 and fiscal 2020, respectively. Both the effective tax rate and adjusted effective tax rate reflects the unfavorable impact of US versus foreign earnings and the impact of the permanent adjustments related to 162(m).
The following table presents a reconciliation of the adjusted effective tax rate, which is a non-GAAP measure:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$25.2	$7.4	$32.6	$29.6	$9.3	$38.9
Income tax provision	7.5	1.8	9.3	7.2	1.8	9.0
Net earnings	$17.7	$5.6	$23.3	$22.4	$7.5	$29.9

Effective tax rate	29.7%			24.4%
Adjusted effective tax rate			28.4%			23.2%
(1)Includes adjustments for expenses management excludes when analyzing the operating performance of the Company. Refer to the reconciliation of net earnings to adjusted net earnings for a detailed listing of adjustments.

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
We expect that Project Fuel will generate $265 to $275 in total annual gross savings by the end of the 2021 fiscal year. The savings generated will be used to fuel investments and brand building in strategic growth initiatives, offset anticipated operational cost headwinds from inflation and other rising input costs and improve our overall profitability and cash flows. Project Fuel related savings were approximately $16 for the three months ended December 31, 2020, bringing cumulative savings to $228 for the project.
To implement the restructuring element of Project Fuel, we expect to incur one-time pre-tax charges of approximately $160 to $165 through the end of the 2021 fiscal year. Restructuring and related charges were $4.4 for the three months ended December 31, 2020, bringing cumulative charges to $138.0 for the project.
Capital expenditures for Project Fuel were $1.8 for the three months ended December 31, 2020 bringing cumulative capital expenditures to $59.9 for the project.
For further information on our restructuring projects, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Segment Results
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2021, compared to the corresponding period in fiscal 2020, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between the segments. As a result of the divestiture of the Infant and Pet Care business, some shared costs which were previously allocated to the All Other segment are now being allocated to the Wet Shave, Sun and Skin Care and Feminine Care segments, with the largest impact to Wet Shave, as noted in the discussion below.
Wet Shave

Net Sales - Wet Shave
Quarter Ended December 31, 2020
	Q1	% Chg
Net sales - prior year	$277.0
Organic	(4.2)	(1.5)%
Impact of currency	6.3	2.3%
Net sales - current year	$279.1	0.8%
Wet Shave net sales for the first quarter of fiscal 2021 increased 0.8% compared to the prior year quarter, inclusive of a 2.3% increase due to currency movements. Organic net sales decreased $4.2, or 1.5%, a significant sequential improvement, reflecting further stabilization of the business. Although COVID-19 continued to impact the category, and pricing and mix were unfavorable, volumes increased, largely driven by sales and market share gains in Women’s Systems, growth in Private Label across Men’s and Women’s, and improving trends in Men’s Systems. By region, North America organic net sales decreased 2.8% while International markets decreased 0.4%

Segment Profit - Wet Shave
Quarter Ended December 31, 2020
	Q1	% Chg
Segment profit - prior year	$52.9
Organic	(1.6)	(3.0)%
Impact of currency	1.3	2.4%
Segment profit - current year	$52.6	(0.6)%
Wet Shave segment profit for the first quarter of fiscal 2021 was $52.6, down $0.3, or 0.6%, compared to the prior year quarter, inclusive of the impact of currency movements. Excluding the impact of currency movements, organic segment profit decreased $1.6, or 3.0%, as slightly improved gross margin was offset by higher A&P for Women’s systems and Disposables during the quarter.

Sun and Skin Care
Sun and Skin Care segment net sales and profit are affected by the seasonality of sun care products. As a result, segment net sales and profit historically have been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter Ended December 31, 2020
	Q1	% Chg
Net sales - prior year	$75.1
Organic	10.5	14.0%
Impact of Cremo acquisition	16.6	22.1%
Impact of currency	0.8	1.1%
Net sales - current year	$103.0	37.2%
Sun and Skin Care net sales for the first quarter of fiscal 2021 increased 37.2%, compared to the prior year quarter, inclusive of a 22.1% increase due to the Cremo acquisition and a 1.1% increase due to currency movements. Organic net sales increased $10.5, or 14.0%. Organic growth was driven by Wet Ones, increasing over 100%, and Men’s Grooming, which increased 12%. Sun Care net sales continued to be heavily impacted by COVID-19, declining 23% in the first quarter of fiscal 2021.

Segment Profit - Sun and Skin Care
Quarter Ended December 31, 2020
	Q1	% Chg
Segment profit - prior year	$0.1
Organic	2.9	2,900.0%
Impact of Cremo acquisition	2.4	2,400.0%
Impact of currency	(0.2)	(200.0)%
Segment profit - current year	$5.2	5,100.0%
Segment profit for the first quarter of fiscal 2021 was $5.2, an increase of $5.1 compared to the prior year quarter. Excluding the impact of the Cremo acquisition and currency movements, organic segment profit increased $2.9 driven by higher gross margin, reflecting higher volumes and favorable pricing, as well as reduced A&P spending in International Sun Care markets due to COVID-19.

Feminine Care

Net Sales - Feminine Care
Quarter Ended December 31, 2020
	Q1	% Chg
Net sales - prior year	$75.1
Organic	(6.3)	(8.4)%
Impact of currency	0.2	0.3%
Net sales - current year	$69.0	(8.1)%
Feminine Care net sales for the first quarter of fiscal 2021 decreased $6.1, or 8.1%, compared to the prior year quarter, inclusive of a 0.3% increase due to the impact of currency movements. The decline in net sales was largely driven by overall category declines, ongoing competitive pressure, and to the effect of distribution losses at Walmart.

Segment Profit - Feminine Care
Quarter Ended December 31, 2020
	Q1	%Chg
Segment profit - prior year	$13.1
Organic	(4.3)	(32.8)%
Impact of currency	—	—%
Segment profit - current year	$8.8	(32.8)%

Feminine Care segment profit for the first quarter of fiscal 2021 was $8.8, a decrease of $4.3, or 32.8% compared to the prior year quarter. The decline was driven by lower gross margin, reflecting lower volumes across all products and higher costs including materials cost and warehousing and distribution charges.

All Other
The Infant and Pet Care business divestiture completed in December 2019 disposed of the entirety of the operations of the All Other segment. The results below represent the impact of the divestiture to segment performance.

Net Sales - All Other
Quarter Ended December 31, 2020
	Q1	%Chg
Net sales - prior year	$26.8
Organic	—	—%
Impact of the sale of the Infant and Pet Care business	(26.8)	(100.0)%
Impact of currency	—	—%
Net sales - current year	$—	(100.0)%

Segment Profit - All Other
Quarter Ended December 31, 2020
	Q1	%Chg
Segment profit - prior year	$3.1
Organic	—	—%
Impact of the sale of the Infant and Pet Care business	(3.1)	(100.0)%
Impact of currency	—	—%
Segment profit - current year	$—	(100.0)%

General Corporate and Other Expenses

	Quarter Ended December 31,
	2020	2019
Corporate expenses	$12.1	$13.3
Restructuring and related costs	4.4	8.0
Acquisition and integration costs	3.0	6.2
Gain on sale of Infant and Pet Care business	—	(5.2)
Feminine and Infant Care evaluation costs	—	0.3
General corporate and other expenses	$19.5	$22.6
% of net sales	4.3%	5.0%
For the first quarter of fiscal 2021, general corporate expenses were $12.1, or 2.7% of net sales, compared to $13.3, or 2.9% of net sales, in the prior year quarter. For the first quarter of fiscal 2021, the decline in corporate expense relates to Project Fuel savings and lower discretionary spending partially offset by higher deferred compensation and other benefit expenses.

Liquidity and Capital Resources
To date, COVID-19 has not had a significant impact on our liquidity or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At December 31, 2020, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties that hold our deposits consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,274.1 at December 31, 2020 including $24.1 tied to variable interest rates. Our total borrowings at September 30, 2020 were $1,271.1. The 4.70% Senior Notes in the amount of $500 mature in May 2022. We expect to refinance prior to maturity.
We had outstanding international borrowings, recorded in Notes payable, of $24.1 and $21.1 as of December 31, 2020 and September 30, 2020, respectively.
Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. While we cannot reasonably estimate the full impact COVID-19 will have on our cash flows, we believe our cash on hand, cash flows from operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
Short-term financing needs primarily consist of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us.
The expected minimum required contribution to our pension plans in fiscal 2021 is $6.3; however, discretionary contributions may also be made. During the first quarter of fiscal 2021 we contributed $1.2 to our pension plans.
As of December 31, 2020, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2020	2019
Net cash from (used by):
Operating activities	$(82.5)	$(46.9)
Investing activities	(2.3)	89.7
Financing activities	(5.5)	(135.9)
Effect of exchange rate changes on cash	6.4	3.3
Net decrease in cash and cash equivalents	$(83.9)	$(89.8)

Operating Activities
Cash flow used by operating activities was $82.5 during the first quarter of fiscal 2021, compared to $46.9 during the same period in the prior year. The increase in cash used by operating cash flows was primarily related to changes in working capital, driven by higher inventory levels, the timing of collections and higher payments on accrued liabilities including higher debt interest payments.
Investing Activities
Cash flow used by investing activities was $2.3 during the first quarter of fiscal 2021, compared to cash inflows of $89.7 during the same period in the prior year. During the three months ended December 31, 2020, we collected $7.5 of proceeds from the sale of the Infant and Pet Care business compared to $95.8 in the prior year quarter. Capital expenditures were $10.2 during the first three months of fiscal 2021 compared to $7.6 during the same period in the prior year. Additionally, other investing cash inflows related to the collection of receivables from the $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (“Accounts Receivable Facility”) totaled $1.5 and $2.8 during the first three months of fiscal 2021 and 2020, respectively, as a result of collections on the deferred purchase price of accounts receivables sold.
Financing Activities
Net cash used by financing activities was $5.5 during the first quarter of fiscal 2021, compared to $135.9 during the same period in the prior year. During the first three months of fiscal 2021, we repurchased $9.2 of our common stock under the Board authorized share repurchase plan. Additionally, cash flows associated with the Accounts Receivable Facility were inflows of $4.2 during the first three months of fiscal 2021 compared to financing outflows of $14.9 in the prior year period. During the first three months of fiscal 2020, we had financing outflows for repayments of the U.S. revolving credit facility due 2020 of $117.0.

Share Repurchases
During the first three months of fiscal 2021, we repurchased 0.3 shares of our common stock for $9.2. We have 9.7 shares remaining under the existing Board authorization to repurchase our common stock. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
On November 20, 2020, our Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding, payable on January 6, 2021 to holders of record as of the close of business on December 10, 2020. Dividends declared during the three months ended December 31, 2020 totaled $8.5. There were no dividend payments made during the three months ended December 31, 2020.
On February 9, 2021, our Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding, payable April 6, 2021 to holders of record as of the close of business on March 5, 2021.

Commitments and Contingencies
Contractual Obligations
During the first three months of fiscal 2021, there were no net repayments on the Revolving Credit Facilities. As of December 31, 2020, future minimum repayments of debt were: $500.0 in fiscal 2022 and $750.0 in fiscal 2028.
There have been no other material changes in our contractual obligations since the presentation in our 2020 Annual Report.

Supplemental Guarantor Financial Information
In 2012,we issued 4.70% Senior Notes in the amount of $500 due May 24, 2022 (“2022 Notes”), which are fully and unconditionally guaranteed on a joint and several basis by the Company’s existing and future material direct and indirect domestic subsidiaries that are guarantors of any the Company’s credit agreements or other indebtedness for borrowed money (the “Guarantors”). The Guarantors are 100% owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the 2022 Notes. The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries which are not guarantors of any of the Company’s other indebtedness (collectively, the “Non-Guarantors”), do not guarantee the 2022 Notes. The subsidiary guarantee with respect to the 2022 Notes is subject to release upon sale of all of the capital stock of the subsidiary guarantor; if the guarantee under the Company’s credit agreements and other indebtedness for borrowed money is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.
The following tables present summarized financial information for the Parent and the Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor.

Summarized Statement of Operations	Three Months Ended December 31, 2020

Net sales	$292.5
Gross profit	107.5
Net loss	(7.8)

Summarized Balance Sheet	December 31, 2020	September 30, 2020

Assets
Current assets	$368.8	$419.1
Non-current assets	1,934.6	1,947.4

Liabilities and Shareholder’s Equity
Current liabilities	247.1	283.4
Non-current liabilities	1,517.6	1,517.1

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2020, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of December 31, 2020, our outstanding variable-rate debt included $24.1 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would not increase materially.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10-K.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2020	—	$—	—	10,000,000
November 1 to 30, 2020	83,377	35.39	—	10,000,000
December 1 to 31, 2020	250,000	36.69	250,000	9,750,000
(1)83,377 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board of Directors authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the first quarter of fiscal 2021, we repurchased 250,000 shares under this authorization.
(3)Includes $0.02 per share of brokerage fee commissions.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 1, 2015).

3.3	Amended and Restated Bylaws of the Company effective November 5, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 20, 2020).

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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets at December 31, 2020 and September 30, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2020 and 2019 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	February 9, 2021