Form 10-Q
period 2021-03-31
EDGEWELL PERSONAL CARE Co
filed 2021-05-06
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Common shares, $0.01 par value - 54,358,629 shares as of April 30, 2021.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$519.3	$523.0	$970.4	$977.0
Cost of products sold	277.6	280.0	535.4	540.9
Gross profit	241.7	243.0	435.0	436.1

Selling, general and administrative expense	93.4	121.5	186.5	216.5
Advertising and sales promotion expense	68.4	47.0	109.6	88.1
Research and development expense	14.3	13.9	28.0	27.7
Restructuring charges	2.7	6.5	6.4	12.6
Operating income	62.9	54.1	104.5	91.2
Loss (gain) on sale of Infant and Pet Care business	—	1.1	—	(4.1)
Interest expense associated with debt	17.3	13.9	34.7	28.2
Cost of early retirement of long-term debt	26.1	—	26.1	—
Other expense (income), net	—	10.9	(1.0)	9.3
Earnings before income taxes	19.5	28.2	44.7	57.8
Income tax provision	5.1	8.7	12.6	15.9
Net earnings	$14.4	$19.5	$32.1	$41.9

Earnings per share:
Basic net earnings per share	$0.26	$0.36	$0.59	$0.77
Diluted net earnings per share	$0.26	$0.36	$0.58	$0.77

Statements of Comprehensive Income:
Net earnings	$14.4	$19.5	$32.1	$41.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(19.8)	(27.9)	13.9	(6.4)
Pension and postretirement activity, net of tax of $0.8, $0.5, $0.0 and $(0.1)	1.4	0.8	(0.6)	(0.7)
Deferred gain on hedging activity, net of tax of $2.4, $0.7, $1.6 and $0.1	5.1	1.6	3.3	0.3
Total other comprehensive (loss) income, net of tax	(13.3)	(25.5)	16.6	(6.8)
Total comprehensive income (loss)	$1.1	$(6.0)	$48.7	$35.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2021	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$282.1	$364.7
Trade receivables, less allowance for doubtful accounts of $7.4 and $8.2	195.1	158.8
Inventories	354.2	314.1
Other current assets	156.3	146.0
Total current assets	987.7	983.6
Property, plant and equipment, net	360.9	370.9
Goodwill	1,164.9	1,159.7
Other intangible assets, net	918.9	928.1
Other assets	105.5	98.6
Total assets	$3,537.9	$3,540.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$24.2	$21.1
Accounts payable	194.0	181.9
Other current liabilities	265.6	307.5
Total current liabilities	483.8	510.5
Long-term debt	1,233.0	1,237.9
Deferred income tax liabilities	103.5	102.5
Other liabilities	253.5	257.1
Total liabilities	2,073.8	2,108.0
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,314,228 and 54,355,183 outstanding	0.7	0.7
Additional paid-in capital	1,622.0	1,631.8
Retained earnings	797.7	782.4
Common shares in treasury at cost, 10,937,761 and 10,896,806	(781.3)	(790.4)
Accumulated other comprehensive loss	(175.0)	(191.6)
Total shareholders’ equity	1,464.1	1,432.9
Total liabilities and shareholders’ equity	$3,537.9	$3,540.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2021	2020
Cash Flow from Operating Activities
Net earnings	$32.1	$41.9
Depreciation and amortization	44.4	44.5
Share-based compensation expense	12.0	10.2
Loss on sale of assets	0.4	0.3
Gain on sale of Infant and Pet Care business	—	(4.1)
Deferred compensation payments	(8.8)	(8.7)
Deferred income taxes	(0.8)	(15.5)
Cost of early retirement of long-term debt	26.1	—
Other, net	(1.6)	8.9
Changes in operating assets and liabilities	(122.6)	(60.3)
Net cash (used by) from operating activities	(18.8)	17.2

Cash Flow from Investing Activities
Capital expenditures	(22.2)	(16.8)
Proceeds from sale of Infant and Pet Care business	7.5	95.8
Acquisition of Cremo	(0.3)	—
Collection of deferred purchase price on accounts receivable sold	2.2	3.3
Other, net	(0.8)	(1.2)
Net cash (used by) from investing activities	(13.6)	81.1

Cash Flow from Financing Activities
Cash proceeds from the issuance of Senior Notes due 2029	500.0	—
Cash payments on Senior Notes due 2022	(500.0)	—
Cash proceeds from debt with original maturities greater than 90 days	—	50.0
Cash payments on debt with original maturities greater than 90 days	—	(167.0)
Net increase in debt with original maturities of 90 days or less	0.7	2.4
Debt issuance costs for Senior Notes due 2029	(5.9)	—
Cost of early retirement of long-term debt	(26.5)	—
Dividends to common shareholders	(8.4)	—
Repurchase of shares	(9.2)	—
Net financing inflow (outflow) from the Accounts Receivable Facility	0.7	(14.4)
Employee shares withheld for taxes	(3.0)	(1.5)
Other, net	(0.5)	—
Net cash used by financing activities	(52.1)	(130.5)

Effect of exchange rate changes on cash	1.9	(0.6)

Net decrease in cash and cash equivalents	(82.6)	(32.8)
Cash and cash equivalents, beginning of period	364.7	341.6
Cash and cash equivalents, end of period	$282.1	$308.8
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2020	65.2	$0.7	(11.0)	$(784.2)	$1,618.8	$791.6	$(161.7)	$1,465.2
Net earnings	—	—	—	—	—	14.4	—	14.4
Foreign currency translation adjustments	—	—	—	—	—	—	(19.8)	(19.8)
Pension and postretirement activity	—	—	—	—	—	—	1.4	1.4
Deferred gain on hedging activity	—	—	—	—	—	—	5.1	5.1
Dividends declared to common shareholders	—	—	—	—	—	(8.3)	—	(8.3)
Activity under share plans	—	—	0.1	2.9	3.2	—	—	6.1
Balance at March 31, 2021	65.2	$0.7	(10.9)	$(781.3)	$1,622.0	$797.7	$(175.0)	$1,464.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9
Net earnings	—	—	—	—	—	32.1	—	32.1
Foreign currency translation adjustments	—	—	—	—	—	—	13.9	13.9
Pension and postretirement activity	—	—	—	—	—	—	(0.6)	(0.6)
Deferred gain on hedging activity	—	—	—	—	—	—	3.3	3.3
Dividends declared to common shareholders	—	—	—	—	—	(16.8)	—	(16.8)
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.3	18.3	(9.8)	—	—	8.5
Balance at March 31, 2021	65.2	$0.7	(10.9)	$(781.3)	$1,622.0	$797.7	$(175.0)	$1,464.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2019	65.2	$0.7	(10.9)	$(795.3)	$1,622.7	$737.2	$(217.2)	$1,348.1
Net earnings	—	—	—	—	—	19.5	—	19.5
Foreign currency translation adjustments	—	—	—	—	—	—	(27.9)	(27.9)
Pension and postretirement activity	—	—	—	—	—	—	0.8	0.8
Deferred gain on hedging activity	—	—	—	—	—	—	1.6	1.6
Activity under share plans	—	—	—	1.8	3.4	—	—	5.2
Balance at March 31, 2020	65.2	$0.7	(10.9)	$(793.5)	$1,626.1	$756.7	$(242.7)	$1,347.3

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	41.9	—	41.9
Foreign currency translation adjustments	—	—	—	—	—	—	(6.4)	(6.4)
Pension and postretirement activity	—	—	—	—	—	—	(0.7)	(0.7)
Deferred gain on hedging activity	—	—	—	—	—	—	0.3	0.3
Activity under share plans	—	—	0.1	10.3	(1.6)	—	—	8.7
Balance at March 31, 2020	65.2	$0.7	(10.9)	$(793.5)	$1,626.1	$756.7	$(242.7)	$1,347.3

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
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s grooming products, and Wet Ones® products.
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
Recently Adopted Accounting Pronouncements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The Company adopted the standard effective as of October 1, 2020. The adoption of the guidance did not have a material impact on the Company’s financial statements. The Company evaluates the creditworthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance is not expected to differ materially.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this standard require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The Company adopted the standard effective as of October 1, 2020 on a prospective basis. The Company does not expect the guidance to have a material impact on its financial statements in fiscal 2021.

Note 2 - Business Combinations and Divestitures
Cremo Holding Company, LLC
On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC (“Cremo” or the “Acquisition”). The Company accounted for the acquisition of Cremo utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgement. We have calculated fair values of the assets and liabilities acquired from Cremo including goodwill and intangible assets and working capital. The Company completed the final fair value determination of the Acquisition in the first quarter of fiscal year 2021. The changes in the fair value made during the first quarter of fiscal 2021 were not material.
The Company used variations of the income approach in determining the fair value of intangible assets acquired in the Acquisition. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name and proprietary technology acquired. Our determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rates, customer attrition rates, and royalty rates. Edgewell believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.
The Company’s purchase price allocation included net assets of $234.6 and consisted of working capital and other net assets of $11.5 (including cash of $0.7), other intangible assets of $95.1 and goodwill of $128.0, representing the value of expansion into new markets and channels of trade. Goodwill is deductible for tax purposes. The intangible assets acquired consisted primarily of the Cremo trade name, customer relationships and product formulations with a weighted average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted that the net sales and net earnings of Cremo from the beginning of fiscal 2020 through the acquisition date were not material relative to the total net sales and net earnings of the Company during fiscal 2020, and thus pro-forma results for Cremo were not disclosed in accordance with Accounting Standards Codification 805. Acquisition and integration costs related to Cremo totaling $0.3 and $2.0 for the three and six months ended March 31, 2021, respectively, were included in Selling, general and administrative expense (“SG&A”) on the Condensed Consolidated Statements of Earnings and Comprehensive Income. Additionally, acquisition costs of $1.3 were included in Cost of products sold for the six months ended March 31, 2021.
Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5, which included consideration for providing services to the purchaser for up to one year under a transition services agreement. The Company received proceeds of $115.0, which includes the consideration for providing support under the transition services agreement, and the remaining sales price receivable includes $5.0 reported in current assets as of March 31, 2021. Total assets included in the sale were comprised of $18.8 of inventory, $3.6 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $4.1 in the Company’s fiscal 2020 Consolidated Statement of Earnings. The gain on the sale was net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement

Note 3 - Restructuring Charges
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
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. The estimated impact of allocating such charges to segment results for the three and six months ended March 31, 2021 and 2020, respectively, would have been as follows:

	Three Months Ended March 31, 2021
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.5	$—	$—	$1.5	2.0
Asset impairment and accelerated depreciation	0.1	—	—	—	0.1
Consulting, project implementation and management, and other exit costs	0.3	0.1	—	3.0	3.4
Total restructuring	$0.9	$0.1	$—	$4.5	$5.5

	Six Months Ended March 31, 2021
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.9	$0.1	$—	$3.3	$4.3
Asset impairment and accelerated depreciation	0.2	—	—	—	0.2
Consulting, project implementation and management, and other exit costs	0.8	0.1	—	4.5	5.4
Total restructuring	$1.9	$0.2	$—	$7.8	$9.9

	Three Months Ended March 31, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$—	$—	$0.6	0.8
Asset impairment and accelerated depreciation	1.0	—	—	—	1.0
Consulting, project implementation and management, and other exit costs	3.0	0.2	0.2	7.2	10.6
Total restructuring	$4.2	$0.2	$0.2	$7.8	$12.4

	Six Months Ended March 31, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$—	$—	$1.9	$2.1
Asset impairment and accelerated depreciation	1.0	—	—	—	1.0
Consulting, project implementation and management, and other exit costs	5.8	0.2	0.2	11.1	17.3
Total restructuring	$7.0	$0.2	$0.2	$13.0	$20.4
Pre-tax SG&A of $2.8 and $3.4 for the three and six months ended March 31, 2021, respectively, and $5.8 and $7.7 for the three and six months ended March 31, 2020, respectively, associated with certain information technology enablement expenses and compensation expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs. Pre-tax Cost of products sold of $0.1 for the six months ended March 31, 2021, and $0.1 for the three and six months ended March 31, 2020, respectively, related to inventory write-offs associated with Project Fuel, were included in Asset impairment and accelerated depreciation.
The following table summarizes the restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2021:

				Utilized
	October 1, 2020	Charge to Income	Other (1)	Cash	Non-Cash	March 31, 2021
Restructuring
Severance and related benefit costs	$4.3	$4.3	$0.1	$(7.9)	$—	$0.8
Asset impairment and accelerated depreciation	—	0.2	—	—	(0.2)	—
Consulting, project implementation and management, and other exit costs	1.1	5.4	—	(5.3)	—	1.2
Total restructuring	$5.4	$9.9	$0.1	$(13.2)	$(0.2)	$2.0
(1)Includes the impact of currency translation.

Note 4 - Income Taxes
For the three and six months ended March 31, 2021, the Company had income tax expense of $5.1 and $12.6, respectively, on Earnings before income taxes of $19.5 and $44.7, respectively. The effective tax rate for the three and six months ended March 31, 2021 was 26.6% and 28.4%, respectively. The difference between the federal statutory rate and the effective rate for the three and six months ended March 31, 2021 is primarily due to the unfavorable mix of earnings in higher tax rate jurisdictions as well as unfavorable global intangible low-tax income (“GILTI”) and Internal Revenue Service Code Section 162(m) permanent adjustments.
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Basic weighted-average shares outstanding	54.3	54.3	54.4	54.3
Effect of dilutive securities:
RSE awards	0.6	0.2	0.5	0.2
Total dilutive securities	0.6	0.2	0.5	0.2
Diluted weighted-average shares outstanding	54.9	54.5	54.9	54.5
For the three and six months ended March 31, 2021, the calculation of diluted weighted-average shares outstanding excludes 0.9 of share options because the effect of including these awards was anti-dilutive. For the three and six months ended March 31, 2020, the calculation of diluted weighted-average shares outstanding excludes 0.7 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2020	$967.2	$356.8	$206.7	$1,530.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2020	$598.2	$354.8	$206.7	$1,159.7

Changes in the six-month period ended March 31, 2021
Cremo acquisition measurement period adjustment	—	0.3	—	0.3
Cumulative translation adjustment	1.3	1.2	2.4	4.9

Gross balance at March 31, 2021	$968.5	$358.3	$209.1	$1,535.9
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at March 31, 2021	$599.5	$356.3	$209.1	$1,164.9

The following table sets forth definite-lived intangible assets by class:

	March 31, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$256.2	$51.6	$204.6	$256.2	$45.4	$210.8
Technology and patents	79.2	75.7	3.5	79.1	75.3	3.8
Customer related and other	222.1	113.3	108.8	219.9	107.8	112.1
Total amortizable intangible assets	$557.5	$240.6	$316.9	$555.2	$228.5	$326.7

Amortization expense was $5.6 and $11.1 for the three and six months ended March 31, 2021, respectively, and $4.2 and $8.5 for the three and six months ended March 31, 2020, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2021 and for fiscal 2022, 2023, 2024, 2025 and 2026 is $11.1, $22.0, $22.0, $21.9, $21.9 and $21.7, respectively, and $196.3 thereafter.
The Company had indefinite-lived intangible assets of $602.0 ($183.1 in Wet Shave, $389.0 in Sun and Skin Care, and $29.9 in Feminine Care) at March 31, 2021, an increase of $0.6 from September 30, 2020, which was the result of foreign currency fluctuations. The Company had indefinite-lived trade names and brands of $601.4 ($183.1 in Wet Shave, $388.4 in Sun and Skin Care, and $29.9 in Feminine Care) at September 30, 2020.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, including the impact of the ongoing novel coronavirus 2019 (“COVID-19”) pandemic. The Company determined there was no triggering event requiring an interim impairment analysis during the six months ended March 31, 2021. The qualitative analysis performed by the Company concluded that it was more likely than not that the goodwill and intangible assets had fair values greater than the carrying values. However, the unknown duration and continuing severity of COVID-19 may result in future impairment charges as changes in consumer habits could have an additional impact on the results of the Company’s operations. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of the Company’s goodwill and indefinite-lived intangible assets, including long-term growth rates and discount rates.

Note 7 - Supplemental Balance Sheet Information

	March 31, 2021	September 30, 2020
Inventories
Raw materials and supplies	$60.3	$58.5
Work in process	68.7	71.5
Finished products	225.2	184.1
Total inventories	$354.2	$314.1
Other Current Assets
Miscellaneous receivables	$31.0	$23.3
Inventory returns receivable	1.3	1.0
Prepaid expenses	70.8	64.8
Value added tax collectible from customers	20.5	20.4
Income taxes receivable	21.7	26.3
Other	11.0	10.2
Total other current assets	$156.3	$146.0
Property, Plant and Equipment
Land	$19.3	$19.3
Buildings	142.7	142.2
Machinery and equipment	1,031.5	1,014.2
Capitalized software costs	54.8	53.6
Construction in progress	36.9	32.7
Total gross property, plant and equipment	1,285.2	1,262.0
Accumulated depreciation and amortization	(924.3)	(891.1)
Total property, plant and equipment, net	$360.9	$370.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$48.8	$49.4
Accrued trade allowances	28.1	30.8
Accrued salaries, vacations and incentive compensation	43.3	62.6
Income taxes payable	2.8	13.4
Returns reserve	30.8	44.8
Restructuring reserve	2.0	5.4
Value added tax payable	9.2	6.8
Deferred compensation	5.9	5.9
Short term lease obligation	10.9	9.1
Customer advance payments	2.0	1.4
Dividends payable	8.7	—
Other	73.1	77.9
Total other current liabilities	$265.6	$307.5
Other Liabilities
Pensions and other retirement benefits	$119.5	$121.0
Deferred compensation	22.3	28.2
Long term lease obligation	43.4	34.6
Other non-current liabilities	68.3	73.3
Total other liabilities	$253.5	$257.1

Note 8 - Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment over a contracted period in exchange for payment. The Company evaluates if an arrangement is a lease at the effective date of the agreement. For operating leases entered into prior to October 1, 2019, the right of use (“ROU”) assets and operating lease liabilities are recognized on the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date. Certain leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. Leases entered into subsequent to October 1, 2019 calculate the operating lease ROU asset and operating lease liabilities based on the present value of minimum payments over the lease term at the effective date of the lease.
The Company leases certain offices and manufacturing facilities, warehouses, employee vehicles and certain manufacturing related equipment. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. All recorded leases are classified as operating leases, and lease expense is recognized on a straight-line basis over the lease term.
The Company has elected to utilize the package of practical expedients which allows it to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its assessment of initial direct costs for any leases that existed prior to October 1, 2019. Additionally, the Company has elected as an accounting policy not to separate non-lease components from lease components and, instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, as of October 1, 2019, are for 12 months or less. For leases that do not provide an implicit rate, the Company uses its secured incremental borrowing rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists, to calculate the present value of the future lease payments.
A summary of the Company's lease information is as follows:

		March 31, 2021	September 30, 2020
Assets	Classification
Right of use assets	Other assets	$54.1	$43.5

Liabilities
Current lease liabilities	Other current liabilities	$10.9	$9.1
Long-term lease liabilities	Other liabilities	43.4	34.6
Total lease liabilities		$54.3	$43.7

Other information
Weighted-average remaining lease term (years)		10	12
Weighted-average incremental borrowing rate		6.5%	7.2%

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Statement of Earnings
Lease cost (1)	$3.5	$3.4	$7.4	$7.1

Other information
Leased assets obtained in exchange for new lease liabilities	$13.8	$0.5	$17.7	$0.6
Cash paid for amounts included in the measurement of lease liabilities	$3.4	$3.2	$7.4	$7.0
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Lease liability repayments	March 31, 2021
Remainder of fiscal 2021	$6.7
2022	11.7
2023	9.8
2024	7.8
2025	6.8
2026 and thereafter	38.8
Total future minimum lease commitments	81.6
Less: Imputed interest	(27.3)
Present value of lease liabilities	$54.3

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
As of March 31, 2021, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold were $201.9 and $340.3 for the three and six months ended March 31, 2021, respectively, and $219.5 and $401.2 for the three and six months ended March 31, 2020, respectively. The trade receivables sold that remained outstanding as of March 31, 2021 and September 30, 2020 were $95.3 and $77.0, respectively. The net proceeds received were included in Cash provided by operating activities and Cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other income, net in the Condensed Consolidated Statements of Earnings. The loss on sale of trade receivables was $0.2 and $0.4 for the three and six months ended March 31, 2021, respectively, and the loss on sale of trade receivables was $0.4 and $0.9 for the three and six months ended March 31, 2020, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	March 31, 2021	September 30, 2020
Senior notes, fixed interest rate of 4.7%, due 2022	$—	$500.0
Senior notes, fixed interest rate of 5.5%, due 2028	750.0	750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	—
U.S. revolving credit facility due 2025	—	—
Total long-term debt, including current maturities	1,250.0	1,250.0
Less unamortized debt issuance costs and discount (1) (2)	17.0	12.1
Total long-term debt	$1,233.0	$1,237.9
(1)At March 31, 2021, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $10.5 and $6.5, respectively. At September 30, 2020, the balance for the Senior Notes due 2022 and the Senior Notes due 2028 are reflected net of debt issuance costs of $0.6 and $11.3, respectively.
(2)At September 30, 2020, the balance for the Senior Notes due 2022 was reflected net of discount of $0.2.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $24.2 and $21.1 as of March 31, 2021 and September 30, 2020, respectively.
Issuance of Senior Notes due 2029 and Termination of Senior Notes due 2022
On March 8, 2021, the Company entered into a new unsecured indenture agreement for 4.125% Senior Notes in the amount of $500 due April 1, 2029 (“2029 Notes”). The Company used the net proceeds of the 2029 Notes to satisfy and discharge the obligations outstanding for its 4.70% Senior Notes in the amount of $500 due 2022 (“2022 Notes”). The Company incurred $6.5 in bank, legal and other fees in connection with the 2029 Notes, which will be deferred and amortized to interest expense over the term of these notes. Interest expense on the 2029 Notes is due semiannually on April 1 and October 1 with the first interest payment scheduled for October 1, 2021.
In connection with the early repayment of the 2022 Notes, the Company recorded expense of $26.1 in the three and six months ended March 31, 2021, which is included in “Cost of early debt retirements” in the Condensed Consolidated Statements of Earnings and Comprehensive Income. This expense included a premium of $25.5 and debt issuance cost write-offs of $0.6.
The 2029 Notes are guaranteed, jointly and severally, by each of the Company’s direct and indirect wholly-owned domestic subsidiaries that guarantee the Company’s existing secured revolving credit facility (or certain replacements thereof) or that guarantee certain capital markets indebtedness of the Company, in each case provided that the amount of such credit facility or indebtedness exceeds a specified amount, for so long as they remain guarantors under such indebtedness and subject to release in certain other circumstances. The 2029 Notes and guarantees thereof are unsecured, unsubordinated indebtedness of the Company and the guarantors.

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

The Company’s net periodic pension and postretirement costs for these plans for the second quarter and six months ended March 31 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service cost	$1.1	$1.0	$2.2	$2.1
Interest cost	2.4	3.5	4.9	6.9
Expected return on plan assets	(5.6)	(5.7)	(11.2)	(11.5)
Recognized net actuarial loss	2.3	2.3	4.6	4.6
Settlement loss recognized	—	0.2	—	0.4
Net periodic cost	$0.2	$1.3	$0.5	$2.5
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings. The remaining net periodic cost is recorded to Other income, net on the Condensed Consolidated Statement of Earnings.

Note 12 - Shareholders’ Equity
In January 2018, the Board approved an authorization to repurchase up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.3 shares of its common stock for $9.2 during the six months ended March 31, 2021. The Company has 9.7 shares of its common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
On November 20, 2020, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding, payable on January 6, 2021 to holders of record as of the close of business on December 10, 2020. On February 9, 2021, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding, payable on April 6, 2021 to holders of record as of the close of business on March 5, 2021.
Dividends declared during the six months ended March 31, 2021 totaled $16.8. Payments made for dividends during the six months ended March 31, 2021 totaled $8.4.
On May 6, 2021, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding. The dividend is payable July 7, 2021 to holders of record as of the close of business on June 4, 2021.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2020	$(47.4)	$(142.1)	$(2.1)	$(191.6)
OCI before reclassifications (1)	13.9	(3.9)	1.1	11.1
Reclassifications to earnings	—	3.3	2.2	5.5
Balance at March 31, 2021	$(33.5)	$(142.7)	$1.2	$(175.0)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)
OCI before reclassifications (1)	(6.4)	(4.3)	1.4	(9.3)
Reclassifications to earnings	—	3.6	(1.1)	2.5
Balance at March 31, 2020	$(83.7)	$(160.5)	$1.5	$(242.7)
(1)OCI is defined as other comprehensive income (loss).
The following table presents the reclassifications out of AOCI:

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2021	2020	2021	2020
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$(1.8)	$0.7	$(3.2)	$1.6	Other income, net
	(1.8)	0.7	(3.2)	1.6
	(0.6)	0.2	(1.0)	0.5	Income tax provision
	(1.2)	0.5	(2.2)	1.1
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(2.3)	$(2.3)	$(4.6)	$(4.6)	(1)
Settlements	—	(0.2)	—	(0.4)	(1)
	(2.3)	(2.5)	(4.6)	(5.0)
	(0.7)	(0.7)	(1.3)	(1.4)	Income tax provision
	(1.6)	(1.8)	(3.3)	(3.6)

Total reclassifications for the period	$(2.8)	$(1.3)	$(5.5)	$(2.5)
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the course of business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at March 31, 2021 and September 30, 2020, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each month. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other income, net. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.

Cash Flow Hedges
At March 31, 2021, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $1.9 and an unrealized pre-tax loss of $3.0 at March 31, 2021 and September 30, 2020, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2021 levels over the next 12 months, most of the pre-tax gain included in AOCI at March 31, 2021 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2022. At March 31, 2021, there were 64 open foreign currency contracts with a total notional value of $132.7.
Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2021 resulted in gains of $3.0 and $1.9, respectively, compared to losses of $0.8 and $0.5, respectively, for the three and six months ended March 31, 2020, and was recorded in Other income, net in the Condensed Consolidated Statements of Earnings. At March 31, 2021, there were five open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $42.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	March 31, 2021	September 30, 2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$1.9	$(3.0)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$1.9	$(0.6)
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$5.7	$2.9	$1.7	$2.0
Gain reclassified from AOCI into income (1) (2)	(1.8)	0.7	(3.2)	1.6
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$3.0	$(0.8)	$1.9	$(0.5)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other income, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At March 31, 2021		At September 30, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$5.4	$(1.7)	$—	$(3.7)
Gross amounts offset in the balance sheet	—	0.1	—	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$5.4	$(1.6)	$—	$(3.6)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	March 31, 2021	September 30, 2020
Liabilities at estimated fair value:
Deferred compensation	$(28.1)	$(33.9)
Derivatives - foreign currency contracts	3.8	(3.6)
Net liabilities at estimated fair value	$(24.3)	$(37.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At March 31, 2021, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At March 31, 2021 and September 30, 2020 the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at March 31, 2021 and at September 30, 2020.
At March 31, 2021 and September 30, 2020 the fair market value of fixed rate long-term debt was $1,311.7 and $1,323.1, respectively, compared to its carrying value of $1,250.0. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding revolving credit facilities, have been determined based on Level 2 inputs.
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
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges, and certain costs deemed non-recurring in nature, including evaluation, acquisition and integration costs, cost of early retirement of long-term debt, gains or losses on the sale of businesses, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.

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
Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales
Wet Shave	$292.7	$280.5	$571.8	$557.5
Sun and Skin Care	159.5	157.5	262.5	232.6
Feminine Care	67.1	85.0	136.1	160.1
All Other	—	—	—	26.8
Total net sales	$519.3	$523.0	$970.4	$977.0

Segment Profit
Wet Shave	$45.9	$44.5	$98.5	$97.4
Sun and Skin Care	36.2	44.3	41.4	44.4
Feminine Care	5.6	18.3	14.4	31.4
All Other	—	—	—	3.1
Total segment profit	87.7	107.1	154.3	176.3
General corporate and other expenses	(13.4)	(10.9)	(25.5)	(24.2)
Restructuring and related costs (1)	(5.5)	(12.4)	(9.9)	(20.4)
Cost of early retirement of long-term debt	(26.1)	—	(26.1)	—
Acquisition and integration costs (2)	(0.3)	(25.5)	(3.3)	(31.7)
(Loss) gain on sale of Infant and Pet Care business	—	(1.1)	—	4.1
Feminine and Infant Care evaluation costs (3)	—	—	—	(0.3)
Amortization of intangibles	(5.6)	(4.2)	(11.1)	(8.5)
Interest and other expense, net	(17.3)	(24.8)	(33.7)	(37.5)
Total earnings before income taxes	$19.5	$28.2	$44.7	$57.8
(1)Includes pre-tax SG&A of $2.8 and $3.4 and for the three and six months ended March 31, 2021, respectively, and $5.8 and $7.7 for the three and six months ended March 31, 2020, respectively, associated with certain information technology enablement expenses and incentive and retention compensation expenses for Project Fuel. Additionally, pre-tax Cost of products sold of $0.1 for the six months ended March 31, 2021 and $0.1 for the three and six months ended March 31, 2020, respectively, related to inventory write-offs associated with Project Fuel is included.
(2)Includes pre-tax SG&A of $0.3 and $2.0 for the three and six months ended March 31, 2021, respectively, and $25.5 and $31.7 for the three and six months ended March 31, 2020, respectively, related to acquisition and integration costs. Additionally, Cost of products sold of $1.3 related to the valuation of acquired inventory for the six months ended March 31, 2021 is included.
(3)Includes pre-tax SG&A of $0.3 for the six months ended March 31, 2020.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Sales to Customers
United States	$301.8	$302.3	$552.7	$553.4
International	217.5	220.7	417.7	423.6
Total net sales	$519.3	$523.0	$970.4	$977.0

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Razors and blades	$262.4	$246.1	$508.7	$490.4
Tampons, pads, and liners	67.1	85.0	136.1	160.1
Sun care products	103.0	115.1	131.8	152.3
Grooming products	33.1	16.4	76.2	39.7
Wipes and other skin care	23.4	26.0	54.5	40.6
Shaving gels and creams	30.3	34.4	63.1	67.1
Infant care and other	—	—	—	26.8
Total net sales	$519.3	$523.0	$970.4	$977.0

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
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring costs, acquisition and integration costs, cost of early retirement of long-term debt, the gain on the sale of the Infant and Pet Care business, and the amortization of intangibles. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•We utilize “adjusted” non-GAAP measures including gross profit, SG&A, operating income, income taxes, net earnings, and diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, cost of early retirement of long-term debt, the gain on sale of the Infant and Pet Care business, and advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses.

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
The Company’s top priority during this time continues to be ensuring the health and welfare of our employees. Additional measures have been put in place at all of our manufacturing locations to ensure the safety of our employees. To date, we have not experienced any material operational disruptions across our manufacturing and distribution facilities.
As noted within the discussion of our consolidated results below, our earnings continued to be negatively impacted by the COVID-19 pandemic for the quarter ended March 31, 2021, which was largely driven by a decrease in demand across multiple product lines. As the duration and severity of the COVID-19 pandemic continues to impact economic conditions and, therefore, consumer spending and demand, we will continue to closely monitor the impact it has on our business and customers.
Additionally, the prolonged COVID-19 environment has resulted in increased supply chain challenges across product procurement and distribution. The continued duration and severity of COVID-19 may result in further disruptions related to our key suppliers going forward; however, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
We expect to maintain adequate liquidity during these uncertain times. As noted within “Liquidity and Capital Resources” below, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources, including our ability to enter into the unsecured indenture agreement for 4.125% Senior Notes in the amount of $500 due April 1, 2029 (the “2029 Notes”). We will continue to assess the impact that COVID-19 has on our liquidity needs and current economic market conditions.

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

Executive Summary
The following is a summary of key results for the second quarter and first six months of fiscal 2021 compared to the second quarter and first six months of fiscal 2020. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring charges, acquisition and integration costs, cost of early retirement of long-term debt, the gain on sale of the Infant and Pet Care business, and Feminine and Infant Care evaluation costs, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

Second Quarter of Fiscal 2021
•Net sales in the second quarter of fiscal 2021 were $519.3, down 0.7% compared to the prior year quarter. Organic net sales declined 5.6% compared to the prior year quarter, due to declines in Sun Care and Feminine Care, both of which were impacted by decreased volumes that we believe were driven in part by COVID-19, and were partially offset by an increase in Men’s Grooming and Wet Shave. Feminine Care declines were driven by lower demand compared to the prior year which was driven by increased net sales from pantry loading.
•Net earnings in the second quarter of fiscal 2021 were $14.4 compared to $19.5 in the prior year quarter. On an adjusted basis, net earnings for the second quarter of fiscal 2021 decreased 23.6% to $38.5. Adjusted earnings were down due to significantly higher advertising and promotional expense (“A&P”) across Wet Shave products including Men’s and Women’s systems and in support of new product launches and new brand campaigns. Additionally, interest expense was higher than the prior year period as a result of the issuance of 5.5% unsecured, unsubordinated notes due 2028 in an aggregate principal amount of $750 in May 2020 (the “2028 Notes”). The decline was partially offset by favorable foreign currency fluctuations compared to the prior year period.
•Net earnings per diluted share during the second quarter of fiscal 2021 were $0.26 compared to $0.36 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the second quarter of fiscal 2021 was $0.70 compared to $0.92 in the prior year quarter.

	Three Months Ended March 31, 2021
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$241.7	$93.4	$62.9	$19.5	$5.1	$14.4	$0.26
Restructuring and related costs	—	2.8	5.5	5.5	1.3	4.2	0.08
Acquisition and integration costs	—	0.3	0.3	0.3	0.1	0.2	—
Cost of early retirement of long-term debt	—	—	—	26.1	6.4	19.7	0.36
Total Adjusted Non-GAAP	$241.7	$90.3	$68.7	$51.4	$12.9	$38.5	$0.70

GAAP as a percent of net sales	46.6%	18.0%	12.1%	GAAP effective tax rate		26.6%
Adjusted as a percent of net sales	46.6%	17.4%	13.2%	Adjusted effective tax rate		25.3%

	Three Months Ended March 31, 2020
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$243.0	$121.5	$54.1	$28.2	$8.7	$19.5	$0.36
Restructuring and related costs	0.1	5.8	12.4	12.4	2.9	9.5	0.17
Acquisition and integration costs	—	25.5	25.5	25.5	6.3	19.2	0.35
Gain on sale of Infant and Pet Care business	—	—	—	1.1	(1.1)	2.2	0.04
Total Adjusted Non-GAAP	$243.1	$90.2	$92.0	$67.2	$16.8	$50.4	$0.92

GAAP as a percent of net sales	46.5%	23.2%	10.3%	GAAP effective tax rate		30.6%
Adjusted as a percent of net sales	46.5%	17.2%	17.6%	Adjusted effective tax rate		25.0%

First Six Months of Fiscal 2021
•Net sales for the first six months of fiscal 2021 decreased 0.7% to $970.4. Organic net sales declined 3.0% compared to the prior year period, due to declines in Feminine Care in North America and Sun and Skin Care in International markets. The decline in Feminine Care was primarily related to lower demand compared to the prior year period which saw increased sales related to pantry loading due to COVID-19. Sun and Skin Care declines were related to lower demand for Sun Care products driven by the impact of COVID-19 on the global sun category.
•Net earnings for the first six months of fiscal 2021 were $32.1 compared to $41.9 in the prior year. On an adjusted basis, net earnings for the first six months of fiscal 2021 decreased 23.0% to $61.8. Adjusted earnings were down due to higher advertising and promotional expense (“A&P”) across Wet Shave products, including Men’s and Women’s systems, and Feminine Care products. Additionally, interest expense was higher than the prior year period. The decline was partially offset by favorable foreign currency fluctuations than the prior year period.
•Net earnings per diluted share during the first six months of fiscal 2021 were $0.58 compared to $0.77 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first six months of fiscal 2021 were $1.13 compared to $1.47 in the prior year quarter.

	Six Months Ended March 31, 2021
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$435.0	$186.5	$104.5	$44.7	$12.6	$32.1	$0.58
Restructuring and related costs	0.1	3.4	9.9	9.9	2.5	7.4	0.14
Acquisition and integration costs	1.3	2.0	3.3	3.3	0.7	2.6	0.05
Cost of early retirement of long-term debt	—	—	—	26.1	6.4	19.7	0.36
Total Adjusted Non-GAAP	$436.4	$181.1	$117.7	$84.0	$22.2	$61.8	$1.13

GAAP as a percent of net sales	44.8%	19.2%	10.8%	GAAP effective tax rate		28.4%
Adjusted as a percent of net sales	45.0%	18.7%	12.1%	Adjusted effective tax rate		26.5%

	Six Months Ended March 31, 2020
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$436.1	$216.5	$91.2	$57.8	$15.9	$41.9	$0.77
Restructuring and related costs	0.1	7.7	20.4	20.4	4.6	15.8	0.29
Acquisition and integration costs	—	31.7	31.7	31.7	7.8	23.9	0.44
Gain on sale of Infant and Pet Care business	—	—	—	(4.1)	(2.6)	(1.5)	(0.03)
Feminine and Infant Care evaluation costs	—	0.3	0.3	0.3	0.1	0.2	—
Total Adjusted Non-GAAP	$436.2	$176.8	$143.6	$106.1	$25.8	$80.3	$1.47

GAAP as a percent of net sales	44.6%	22.2%	9.3%	GAAP effective tax rate		27.4%
Adjusted as a percent of net sales	44.6%	18.1%	14.7%	Adjusted effective tax rate		24.2%

Operating Results
The following table presents changes in net sales for the second quarter and first six months of fiscal 2021, as compared to the corresponding period in fiscal 2020, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Period Ended March 31, 2021
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$523.0		$977.0
Organic	(29.5)	(5.6)%	(29.5)	(3.0)%
Impact of Cremo acquisition	14.6	2.8%	31.2	3.2%
Impact of the sale of the Infant and Pet Care business	—	—%	(26.8)	(2.7)%
Impact of currency	11.2	2.1%	18.5	1.8%
Net sales - current year	$519.3	(0.7)%	$970.4	(0.7)%
For the second quarter of fiscal 2021, net sales were $519.3, a 0.7% decrease compared to the prior year quarter. Organic net sales declined 5.6% reflecting the impact of pantry loading in the prior year quarter, the continued impact of COVID-19 on the Sun Care and International Wet Shave categories and a slowdown in Wet One’s sales. This was partly offset by growth in the Wet Shave segment in North America, driven by Schick innovation, global e-commerce sales and growth in Men’s Grooming.
For the first six months of fiscal 2021, net sales were $970.4, a 0.7% decrease compared to the prior year period. Organic net sales declined 3.0% compared to the prior year period. Organic net sales declines were driven by reduced volumes in Feminine Care in North America, lower Wet Shave volumes in Europe, and lower Sun Care net sales in Latin America and Asia. Lower volumes for Feminine Care were driven by COVID-19 demand declines and pantry loading in the prior year period. The remaining declines in Wet Shave and Sun Care in international markets were driven by COVID-19 impacts.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $241.7 during the second quarter of fiscal 2021, compared to $243.0 in the prior year quarter. Gross margin as a percent of net sales for the second quarter of fiscal 2021 was 46.6%. Adjusted gross margin percentage was 46.6%, slightly above the prior year quarter, as improved pricing and promotion, favorable mix and gross savings from Project Fuel, were mostly offset by rising commodity and supply chain costs.
Gross profit was $435.0 during the first six months of fiscal 2021, compared to $436.1 in the prior year period. Gross margin as a percent of net sales for the first six months of fiscal 2021 was 44.8%, up 20-basis points compared to the prior year period. Adjusted gross margin percentage was 45.0%, up 40-basis points from the prior year period, driven by favorable Sun Care price mix, favorable mix and gross savings from Project Fuel and favorable foreign currency fluctuations offset by rising commodity and supply chain costs and higher obsolescence charges.

Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) was $93.4 in the second quarter of fiscal 2021, or 18.0% of net sales, compared to $121.5 in the prior year quarter, or 23.2% of net sales. Adjusted SG&A as a percent of net sales was 17.4%, an increase of 20-basis points, driven principally by operating costs associated with the Cremo business and negative foreign currency exchange, largely offset by lower discretionary spend and Project Fuel savings.
SG&A was $186.5 in the first six months of fiscal 2021, or 19.2% of net sales, as compared to $216.5 in the prior year period, or 22.2% of net sales. Adjusted SG&A as a percent of net sales was 18.7%, an increase of 60-basis points, driven by the Cremo acquisition, higher employee costs, and unfavorable foreign currency fluctuations, offset by reduced spend across multiple categories including travel and meetings and broker expenses.

Advertising and Sales Promotion Expense
For the second quarter of fiscal 2021, Advertising and sales promotion expense (“A&P”) was $68.4, up $21.4 compared to the prior year quarter of $47.0. A&P spending as a percent of net sales was 13.2%, up from 9.0% in the prior year period. For the first six months of fiscal 2021, A&P was $109.6, up $21.5 compared to the prior year period. A&P as a percent of net sales was 11.3%, as compared to 9.0% in the prior year period. The increase in A&P was the result of investments and focus on critical commercial efforts supporting the Schick Hydro relaunch, Schick Stubble Eraser product launch, Skintimate campaign, Men’s systems development in Japan and the inclusion of the Cremo brand investments.

Research and Development Expense
Research and development expense (“R&D”) for the second quarter of fiscal 2021 was $14.3, compared to $13.9 in the prior year quarter. As a percent of net sales, R&D was 2.8% in the second quarter of fiscal 2021 compared to 2.7% in the prior year quarter.
R&D for the first six months of fiscal 2021 was $28.0, compared to $27.7 in the prior year period. As a percent of net sales, R&D was 2.9% in the first six months of fiscal 2021, compared to 2.8% in the prior year period. R&D expense was flat compared to the prior year driven by incremental investments in resources and capabilities in support of the Company’s focus on innovation and development primarily in the Sun and Skin Care segment offset by slightly reduced investment in Wet Shave.

Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2021 was $17.3, compared to $13.9 in the prior year quarter. For the first six months of fiscal 2021, interest expense was $34.7, compared to $28.2 in the prior year period. The increase in interest expense was the result of higher average outstanding debt and higher interest rate primarily as a result of the issuance of the 5.5% $750 Senior Notes due 2028 issued in May 2020.

Other Expense (Income), Net
Other expense, net was $0.0 in the second quarter of fiscal 2021, compared to expense of $10.9 in the prior year quarter. Other income, net was $1.0 during the first six months of fiscal 2021, compared to expense of $9.3 during the first six months of fiscal 2020. The decline in expense was largely related to unfavorable foreign currency and hedges in the prior period, partially offset by increased income in pension benefits.

Income Tax Provision
The effective tax rate for the first six months of fiscal 2021 was 28.4%, compared to 27.4% in the prior year period. On an adjusted basis, the effective tax rate was 26.5% and 24.2% for the first six months of fiscal 2021 and fiscal 2020, respectively. The fiscal 2021 effective tax rate and adjusted effective tax rate reflects higher unfavorable global intangible low-tax income (“GILTI”) and Internal Revenue Service Code Section 162(m) permanent adjustments compared to fiscal 2020. Additionally, the fiscal 2020 effective tax rate included the unfavorable impact of the disposition of the Infant and Pet Care business.
The following table presents a reconciliation of the adjusted effective tax rate, which is a non-GAAP measure:

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$44.7	$39.3	$84.0	$57.8	$48.3	$106.1
Income tax provision	12.6	9.6	22.2	15.9	9.9	25.8
Net earnings	$32.1	$29.7	$61.8	$41.9	$38.4	$80.3

Effective tax rate	28.4%			27.4%
Adjusted effective tax rate			26.5%			24.2%
(1)Includes adjustments for expenses management excludes when analyzing the operating performance of the Company. Refer to the GAAP to Non-GAAP reconciliation above for a detailed listing of adjustments.

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
We expect that Project Fuel will generate $265 to $275 in total annual gross savings by the end of the 2021 fiscal year. The savings generated will be used to fuel investments and brand building in strategic growth initiatives, offset anticipated operational cost headwinds from inflation and other rising input costs and improve our overall profitability and cash flows. Project Fuel related savings were approximately $17 and $33 for the second quarter and six months ended March 31, 2021, respectively, bringing cumulative savings to $245 for the project.
To implement the restructuring element of Project Fuel, we expect to incur one-time pre-tax charges of approximately $160 to $165 through the end of the 2021 fiscal year. Restructuring and related charges were $5.5 and $9.9 for the second quarter and six months ended March 31, 2021, respectively, bringing cumulative charges to $143.5 for the project.
Capital expenditures for Project Fuel were $5.1 for the six months ended March 31, 2021 bringing cumulative capital expenditures to $63.2 for the project.
For further information on our restructuring projects, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Segment Results
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2021, compared to the corresponding period in fiscal 2020, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between the segments.
Wet Shave

Net Sales - Wet Shave
Period Ended March 31, 2021
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$280.5		$557.5
Organic	3.1	1.1%	(1.1)	(0.2)%
Impact of currency	9.1	3.2%	15.4	2.8%
Net sales - current year	$292.7	4.3%	$571.8	2.6%
Wet Shave net sales for the second quarter of fiscal 2021 increased 4.3% compared to the prior year quarter, inclusive of a 3.2% increase due to currency movements. Organic net sales increased $3.1, or 1.1%, reflecting another quarter of sequential improvement and further stabilization of the business. The increase in sales was driven by global sales and market share gains in Women’s systems and innovation driven growth in Men’s systems in North America. This was largely offset by the continued impact of COVID-19 on the category, particularly in International markets. By region, North America organic net sales increased 4.4%, while International markets decreased 1.5%.
Wet Shave net sales for the first six months of fiscal 2021 increased 2.6%, inclusive of a 2.8% increase due to currency movements. Organic net sales decreased $1.1, or 0.2%. The decline in organic net sales was driven by unfavorable price mix, partially offset by positives volumes. Geographically, International markets declined 1.0%, partially offset by growth in North America totaling 0.7%. Volumes were flat as growth in Women’s systems was offset by declines across all other categories. Women’s systems growth included increases in Intuition, Skintimate and Hydro Silk, while Men’s systems had growth in Hydro and Bulldog, offsetting declines in other brands.

Segment Profit - Wet Shave
Period Ended March 31, 2021
	Q2	% Chg	Six Months	% Chg
Segment profit - prior year	$44.5		$97.4
Organic	(0.7)	(1.6)%	(2.3)	(2.4)%
Impact of currency	2.1	4.7%	3.4	3.5%
Segment profit - current year	$45.9	3.1%	$98.5	1.1%
Wet Shave segment profit for the second quarter of fiscal 2021 was $45.9, up $1.4, or 3.1%, compared to the prior year quarter, inclusive of the impact of currency movements. Organic segment profit decreased $0.7, or 1.6%, as improved gross margin was driven by favorable coupons and favorable segment mix between Women’s systems and Disposables and was offset by higher A&P for Men’s systems during the quarter.
Wet Shave segment profit for the first six months of fiscal 2021 was $98.5, up $1.1, or 1.1%, from the prior year period, inclusive of the impact of currency movements. Organic segment profit decreased $2.3, or 2.4%, primarily due to significantly higher A&P expense in support of Men’s and Women’s systems. The increase in A&P expense was partially offset by higher gross margin from favorable volumes and cost mix and favorable overheads.

Sun and Skin Care
Sun and Skin Care segment net sales and profit are affected by the seasonality of sun care products. As a result, segment net sales and profit have historically been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Period Ended March 31, 2021
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$157.5		$232.6
Organic	(14.7)	(9.3)%	(4.2)	(1.8)%
Impact of Cremo acquisition	14.6	9.3%	31.2	13.4%
Impact of currency	2.1	1.3%	2.9	1.3%
Net sales - current year	$159.5	1.3%	$262.5	12.9%
Sun and Skin Care net sales for the second quarter of fiscal 2021 increased 1.3% compared to the prior year quarter, inclusive of a 9.3% increase due to the Cremo acquisition and a 1.3% increase due to currency movements. Organic net sales decreased $14.7, or 9.3%. The decline in organic net sales was primarily driving by Sun Care, reflecting the impact of COVID-19 on the category, particularly through the early part of the quarter, as well as the impact of supply chain constraints. Wet Ones organic net sales decreased $2.7 in the quarter, reflecting high retailer inventory and the cycle of prior year COVID-19 driven performance. Men’s Grooming increased 7.6% driven by strong e-commerce sales.
Sun and Skin Care net sales for the first six months of fiscal 2021 increased 12.9% compared to the prior year period, inclusive of a 13.4% increase due to the Cremo acquisition and a 1.3% increase due to currency movements. Organic net sales decreased $4.2, or 1.8%. Organic net sales declines were driven by a reduction in Sun Care volumes of 15% globally, partially offset by favorable pricing in North America from trade and coupons. Wet Ones grew 35% driven by higher volumes due to the continued increase in demand dating back to March 2020. Men’s Grooming increased over 10% driven by Jack Black and Bulldog.

Segment Profit - Sun and Skin Care
Period Ended March 31, 2021
	Q2	% Chg	Six Months	% Chg
Segment profit - prior year	$44.3		$44.4
Organic	(9.8)	(22.1)%	(6.9)	(15.5)%
Impact of Cremo acquisition	1.4	3.2%	3.8	8.6%
Impact of currency	0.3	0.6%	0.1	0.1%
Segment profit - current year	$36.2	(18.3)%	$41.4	(6.8)%

Segment profit for the second quarter of fiscal 2021 was $36.2, a decrease of $8.1, compared to the prior year quarter. Organic segment profit, excluding the Cremo acquisition and currency movements, decreased $9.8, driven by lower gross margin, reflecting lower volumes in Sun Care and unfavorable costs including higher warehousing and distribution, partially offset by favorable pricing, as well as reduced A&P expense.
Segment profit for the first six months of fiscal 2021 was $41.4, a decrease of $3.0, or 6.8%, compared to the prior year period. Organic segment profit, excluding the Cremo acquisition and currency movements, decreased $6.9, or 15.5%, driven primarily by lower sales volumes in Sun Care, partially offset by higher sales in Wet Ones and Grooming products. Additionally, Sun and Skin Care was impacted by unfavorable cost mix driven by obsolescence charges. These declines were partially offset by lower A&P spend to combat lower demand in the Sun Care category.

Feminine Care

Net Sales - Feminine Care
Period Ended March 31, 2021
	Q2	% Chg	Six Months	% Chg
Net sales - prior year	$85.0		$160.1
Organic	(17.9)	(21.1)%	(24.2)	(15.1)%
Impact of currency	—	—%	0.2	0.1%
Net sales - current year	$67.1	(21.1)%	$136.1	(15.0)%
Feminine Care net sales for the second quarter of fiscal 2021 decreased $17.9, or 21.1%. The decline in net sales was largely driven by overall category declines, the effect of prior year pantry loading and the negative effect of distribution losses, most notably at Walmart.
Feminine Care net sales for the first six months of fiscal 2021 decreased $24.0, or 15.0%. Net sales declines were driven by overall category declines, the effect of the prior year pantry loading and the negative effect of distribution losses.

Segment Profit - Feminine Care
Period Ended March 31, 2021
	Q2	%Chg	Six Months	%Chg
Segment profit - prior year	$18.3		$31.4
Organic	(12.9)	(70.5)%	(17.2)	(54.8)%
Impact of currency	0.2	1.1%	0.2	0.7%
Segment profit - current year	$5.6	(69.4)%	$14.4	(54.1)%
Feminine Care segment profit for the second quarter of fiscal 2021 was $5.6, a decrease of $12.7, or 69.4%, compared to the prior year quarter. The decline was driven by lower gross margin, reflecting lower volumes across all products, higher costs including materials cost and warehousing and distribution charges, and higher A&P expense.
Feminine Care segment profit for the first six months of fiscal 2021 was $14.4, a decrease of $17.0, or 54.1%, from the prior year period, primarily due to unfavorable gross margin from lower sales volumes, unfavorable cost mix due to higher materials, and warehouse and distribution costs and higher A&P expense.

All Other
The Infant and Pet Care business divestiture completed in December 2019 disposed of the entirety of the operations of the All Other segment. The results below represent the impact of the divestiture to segment performance:

Net Sales - All Other
Period Ended March 31, 2021
	Six Months	%Chg
Net sales - prior year	$26.8
Organic	—	—%
Impact of the sale of the Infant and Pet Care business	(26.8)	(100.0)%
Impact of currency	—	—%
Net sales - current year	$—	(100.0)%

Segment Profit - All Other
Period Ended March 31, 2021
	Six Months	%Chg
Segment profit - prior year	$3.1
Organic	—	—%
Impact of the sale of the Infant and Pet Care business	(3.1)	(100.0)%
Impact of currency	—	—%
Segment profit - current year	$—	(100.0)%

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Corporate expenses	$13.4	$10.9	$25.5	$24.2
Restructuring and related costs	5.5	12.4	9.9	20.4
Acquisition and integration costs	0.3	25.5	3.3	31.7
Cost of early retirement of long-term debt	26.1	—	26.1	—
Gain on sale of Infant and Pet Care business	—	1.1	—	(4.1)
Feminine and Infant Care evaluation costs	—	—	—	0.3
General corporate and other expenses	$45.3	$49.9	$64.8	$72.5
% of net sales	8.7%	9.5%	6.7%	7.4%
For the second quarter of fiscal 2021, general corporate expenses were $13.4, or 2.6% of net sales, compared to $10.9, or 2.1% of net sales, in the prior year quarter. For the second quarter of fiscal 2021, the increase in corporate expense was primarily due to higher compensation and headcount, partially offset by Project Fuel savings and lower discretionary spending.
For the first six months of fiscal 2021, general corporate expenses were $25.5, or 2.6% of net sales, compared to $24.2, or 2.5% of net sales, in the prior year period. For the six months ended March 31, 2021, the increase in corporate expense is primarily due to higher compensation and headcount, partially offset by Project Fuel savings and lower discretionary spending.

Liquidity and Capital Resources
To date, COVID-19 has not had a significant impact on our liquidity or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At March 31, 2021, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties that hold our deposits consist of major financial institutions. We consistently monitor positions with, and the credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,274.2 at March 31, 2021, including $24.2 tied to variable interest rates. Our total borrowings at September 30, 2020 were $1,271.1. We had outstanding international borrowings, recorded in Notes payable, of $24.2 and $21.1 as of March 31, 2021 and September 30, 2020, respectively.
On March 8, 2021, the Company entered into a new unsecured indenture agreement for 4.125% Senior Notes in the amount of $500 due April 1, 2029 (“2029 Notes”). The Company used the net proceeds of the 2029 Notes to satisfy and discharge the obligations outstanding under its 4.70% Senior Notes in the amount of $500 due 2022 (“2022 Notes”).
Historically, we have generated, and expect to continue to generate, positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. While we cannot reasonably estimate the full impact COVID-19 will have on our cash flows, we believe our cash on hand, cash flows from operations and borrowing capacity under our U.S Revolving Credit Facility due 2025 (the “Revolving Credit Facility”) will be sufficient to satisfy our future working capital requirements, interest payments, research and development activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
Short-term financing needs consist primarily of working capital requirements and principal and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity on terms that are favorable to us.
The expected minimum required contribution to our pension plans in fiscal 2021 is $6.3; however, discretionary contributions may also be made. During the first six months of fiscal 2021 we contributed $2.7 to our pension plans.
As of March 31, 2021, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Six Months Ended March 31,
	2021	2020
Net cash from (used by):
Operating activities	$(18.8)	$17.2
Investing activities	(13.6)	81.1
Financing activities	(52.1)	(130.5)
Effect of exchange rate changes on cash	1.9	(0.6)
Net decrease in cash and cash equivalents	$(82.6)	$(32.8)

Operating Activities
Cash flow used by operating activities was $18.8 during the first six months of fiscal 2021, compared to cash flows from operating activities of $17.2 during the same period in the prior year. The increase in cash used for operating cash flows was primarily related to changes in working capital, driven by higher working capital, primarily inventory build, and lower net income.
Investing Activities
Cash flow used by investing activities was $13.6 during the first six months of fiscal 2021, compared to cash inflows of $81.1 during the same period in the prior year. During the six months ended March 31, 2021, we collected $7.5 of proceeds from the sale of the Infant and Pet Care business, compared to $95.8 in the prior year quarter. Capital expenditures were $22.2 during the first six months of fiscal 2021 compared to $16.8 during the same period in the prior year. Additionally, other investing cash inflows related to the collection of receivables from our $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (“Accounts Receivable Facility”) totaled $2.2 and $3.3 during the first six months of fiscal 2021 and 2020, respectively, as a result of collections on the deferred purchase price of accounts receivables sold.
Financing Activities
Net cash used by financing activities was $52.1 during the first six months of fiscal 2021, compared to $130.5 during the same period in the prior year. During the first six months of fiscal 2021, we repurchased $9.2 of our common stock under our authorized share repurchase plan. The Company replaced its $500 2022 Senior Notes with the issuance of $500 2029 Senior Notes. Additional financing cash outflows incurred were related to costs of early debt retirement of the 2022 Senior Notes totaling $26.5 and debt issuance costs of $5.9. Dividend payments totaled $8.4 in the first six months of fiscal 2021. Additionally, cash flows associated with the Accounts Receivable Facility were inflows of $0.7 during the first six months of fiscal 2021 compared to financing outflows of $14.4 in the prior year period. The Company had net repayments of its Revolving Credit Facility during the six months ended March 31, 2020 totaling $117.0.

Share Repurchases
During the first six months of fiscal 2021, we repurchased 0.3 shares of our common stock for $9.2. We have 9.7 shares remaining under the existing Board authorization to repurchase our common stock. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
On November 20, 2020, our Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding, payable on January 6, 2021 to holders of record as of the close of business on December 10, 2020. On February 9, 2021, our Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding, payable April 6, 2021 to holders of record as of the close of business on March 5, 2021. Dividends declared during the six months ended March 31, 2021 totaled $16.8. Payments made for dividends during the six months ended March 31, 2021 totaled $8.4.
On May 6, 2021, the Company’s Board of Directors declared a cash dividend of $0.15 per share of common stock outstanding. The dividend is payable July 7, 2021 to holders of record as of the close of business on June 4, 2021.

Commitments and Contingencies
Contractual Obligations
During the first six months of fiscal 2021, there were no net repayments on the Revolving Credit Facilities. As of March 31, 2021, future minimum repayments of debt were: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of March 31, 2021, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of March 31, 2021, our outstanding variable-rate debt included $24.2 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would not increase materially.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2021	1,549	$34.37	—	9,750,000
February 1 to 28, 2021	—	—	—	9,750,000
March 1 to 31, 2021	849	30.91	—	9,750,000
(1)2,398 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board of Directors authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the second quarter of fiscal 2021, we did not repurchase shares under this authorization.
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

10.3
Indenture, dated as of March 8, 2021, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2021.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended March 31, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets at March 31, 2021 and September 30, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and six months ended March 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Jennifer Seeser
Jennifer Seeser
Chief Accounting Officer

Date:	May 6, 2021