Form 10-Q
period 2021-06-30
EDGEWELL PERSONAL CARE Co
filed 2021-08-05
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Common shares, $0.01 par value - 54,363,273 shares as of July 31, 2021.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales	$573.7	$483.9	$1,544.1	$1,460.9
Cost of products sold	303.4	261.2	838.8	802.1
Gross profit	270.3	222.7	705.3	658.8

Selling, general and administrative expense	97.5	91.3	284.0	307.8
Advertising and sales promotion expense	81.9	67.5	191.5	155.6
Research and development expense	14.6	12.4	42.6	40.1
Restructuring charges	5.2	8.0	11.6	20.6
Operating income	71.1	43.5	175.6	134.7
Gain on sale of Infant and Pet Care business	—	—	—	(4.1)
Interest expense associated with debt	16.4	15.5	51.1	43.7
Cost of early retirement of long-term debt	—	26.2	26.1	26.2
Other expense (income), net	0.8	(3.5)	(0.2)	5.8
Earnings before income taxes	53.9	5.3	98.6	63.1
Income tax provision	13.1	0.6	25.7	16.5
Net earnings	$40.8	$4.7	$72.9	$46.6

Earnings per share:
Basic net earnings per share	$0.75	$0.09	$1.34	$0.86
Diluted net earnings per share	$0.74	$0.09	$1.32	$0.86

Statements of Comprehensive Income:
Net earnings	$40.8	$4.7	$72.9	$46.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.1	14.5	23.0	8.1
Pension and postretirement activity, net of tax of $(0.2), $(0.3), $(0.2) and $(0.4)	(0.7)	(1.1)	(1.3)	(1.8)
Deferred gain (loss) on hedging activity, net of tax of $0.1, $(0.8), $1.7 and $(0.7)	0.2	(1.8)	3.5	(1.5)
Total other comprehensive income, net of tax	8.6	11.6	25.2	4.8
Total comprehensive income	$49.4	$16.3	$98.1	$51.4

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2021	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$437.5	$364.7
Trade receivables, less allowance for doubtful accounts of $7.4 and $8.2	149.6	158.8
Inventories	359.2	314.1
Other current assets	155.7	146.0
Total current assets	1,102.0	983.6
Property, plant and equipment, net	358.1	370.9
Goodwill	1,166.9	1,159.7
Other intangible assets, net	914.4	928.1
Other assets	105.8	98.6
Total assets	$3,647.2	$3,540.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$24.8	$21.1
Accounts payable	215.9	181.9
Other current liabilities	306.4	307.5
Total current liabilities	547.1	510.5
Long-term debt	1,233.6	1,237.9
Deferred income tax liabilities	103.4	102.5
Other liabilities	251.5	257.1
Total liabilities	2,135.6	2,108.0
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,358,629 and 54,355,183 outstanding	0.7	0.7
Additional paid-in capital	1,624.7	1,631.8
Retained earnings	829.9	782.4
Common shares in treasury at cost, 10,893,360 and 10,896,806	(777.3)	(790.4)
Accumulated other comprehensive loss	(166.4)	(191.6)
Total shareholders’ equity	1,511.6	1,432.9
Total liabilities and shareholders’ equity	$3,647.2	$3,540.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2021	2020
Cash Flow from Operating Activities
Net earnings	$72.9	$46.6
Depreciation and amortization	65.9	65.5
Share-based compensation expense	19.6	15.1
Loss on sale of assets	0.6	1.2
Gain on sale of Infant and Pet Care business	—	(4.1)
Deferred compensation payments	(9.2)	(8.7)
Deferred income taxes	(1.3)	(16.1)
Cost of early retirement of long-term debt	26.1	26.2
Other, net	(0.8)	7.3
Changes in operating assets and liabilities	(17.9)	(14.4)
Net cash from operating activities	$155.9	$118.6

Cash Flow from Investing Activities
Capital expenditures	(34.1)	(26.9)
Proceeds from sale of Infant and Pet Care business	7.5	95.8
Acquisition of Cremo	(0.3)	—
Collection of deferred purchase price on accounts receivable sold	2.6	3.9
Other, net	(1.8)	(1.5)
Net cash (used by) from investing activities	$(26.1)	$71.3

Cash Flow from Financing Activities
Cash proceeds from the issuance of Senior Notes due 2029	500.0	—
Cash payments on Senior Notes due 2022	(500.0)	—
Cash proceeds from the issuance of Senior Notes due 2028	—	750.0
Cash payments on Senior Notes due 2021	—	(600.0)
Cash proceeds from debt with original maturities greater than 90 days	—	50.0
Cash payments on debt with original maturities greater than 90 days	—	(167.0)
Net increase in debt with original maturities of 90 days or less	2.4	1.7
Debt issuance costs for Senior Notes due 2029	(6.5)	—
Debt issuance costs for Senior Notes due 2028	—	(10.4)
Debt issuance costs for the Revolving Credit Facility	—	(3.6)
Cost of early retirement of long-term debt	(26.1)	(26.2)
Dividends to common shareholders	(16.7)	—
Repurchase of shares	(9.2)	—
Net financing inflow (outflow) from the Accounts Receivable Facility	0.8	(14.4)
Employee shares withheld for taxes	(4.0)	(1.7)
Other, net	(0.6)	—
Net cash used by financing activities	$(59.9)	$(21.6)

Effect of exchange rate changes on cash	2.9	2.0

Net increase in cash and cash equivalents	72.8	170.3
Cash and cash equivalents, beginning of period	364.7	341.6
Cash and cash equivalents, end of period	$437.5	$511.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2021	65.2	$0.7	(10.9)	$(781.3)	$1,622.0	$797.7	$(175.0)	$1,464.1
Net earnings	—	—	—	—	—	40.8	—	40.8
Foreign currency translation adjustments	—	—	—	—	—	—	9.1	9.1
Pension and postretirement activity	—	—	—	—	—	—	(0.7)	(0.7)
Deferred gain on hedging activity	—	—	—	—	—	—	0.2	0.2
Dividends declared to common shareholders	—	—	—	—	—	(8.6)	—	(8.6)
Activity under share plans	—	—	—	4.0	2.7	—	—	6.7
Balance at June 30, 2021	65.2	$0.7	$(10.9)	$(777.3)	$1,624.7	$829.9	$(166.4)	$1,511.6

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9
Net earnings	—	—	—	—	—	72.9	—	72.9
Foreign currency translation adjustments	—	—	—	—	—	—	23.0	23.0
Pension and postretirement activity	—	—	—	—	—	—	(1.3)	(1.3)
Deferred gain on hedging activity	—	—	—	—	—	—	3.5	3.5
Dividends declared to common shareholders	—	—	—	—	—	(25.4)	—	(25.4)
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.3	22.3	(7.1)	—	—	15.2
Balance at June 30, 2021	65.2	$0.7	(10.9)	$(777.3)	$1,624.7	$829.9	$(166.4)	$1,511.6

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2020	65.2	$0.7	(10.9)	$(793.5)	$1,626.1	$756.7	$(242.7)	$1,347.3
Net earnings	—	—	—	—	—	4.7	—	4.7
Foreign currency translation adjustments	—	—	—	—	—	—	14.5	14.5
Pension and postretirement activity	—	—	—	—	—	—	(1.1)	(1.1)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.8)	(1.8)
Activity under share plans	—	—	—	1.4	3.2	—	—	4.6
Balance at June 30, 2020	65.2	$0.7	(10.9)	$(792.1)	$1,629.3	$761.4	$(231.1)	$1,368.2

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	46.6	—	46.6
Foreign currency translation adjustments	—	—	—	—	—	—	8.1	8.1
Pension and postretirement activity	—	—	—	—	—	—	(1.8)	(1.8)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.5)	(1.5)
Activity under share plans	—	—	0.1	11.7	1.6	—	—	13.3
Balance at June 30, 2020	65.2	$0.7	(10.9)	$(792.1)	$1,629.3	$761.4	$(231.1)	$1,368.2

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, “Edgewell” or the “Company”) is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, and feminine care categories. Edgewell operates in more than 20 countries with extensive retail reach across 50 markets.
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
Recently Adopted Accounting Pronouncements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The Company adopted the standard effective as of October 1, 2020. The adoption of the guidance did not have a material impact on the Company’s financial statements. The Company evaluates the creditworthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance was not materially different for the Company.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this standard require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The Company adopted the standard effective as of October 1, 2020 on a prospective basis. The Company notes the guidance has not had a material impact on its financial statements through the third quarter of fiscal 2021.

Note 2 - Business Combinations and Divestitures
Cremo Holding Company, LLC
On September 2, 2020, the Company completed the acquisition (“Acquisition”) of Cremo Holding Company, LLC (“Cremo”). The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgement. We have calculated fair values of the assets and liabilities acquired from Cremo including goodwill and intangible assets and working capital. The Company completed the final fair value determination of the Acquisition in the first quarter of fiscal year 2021.
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
The Company’s purchase price allocation included net assets of $234.6 and consisted of working capital and other net assets of $11.5 (including cash of $0.7), other intangible assets of $95.1 and goodwill of $128.0, representing the value of expansion into new markets and channels of trade. The acquired goodwill is deductible for tax purposes. The intangible assets acquired consisted primarily of the Cremo trade name, customer relationships and product formulations with a weighted average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted that the net sales and net earnings of Cremo from the beginning of fiscal 2020 through the date of the closing of the Acquisition were not material relative to the total net sales and net earnings of the Company during fiscal 2020, and thus pro-forma results for Cremo were not disclosed in accordance with Accounting Standards Codification 805. Acquisition and integration costs related to Cremo totaling $1.3 and $3.3 for the three and nine months ended June 30, 2021, respectively, were included in Selling, general and administrative expense (“SG&A”) in the Condensed Consolidated Statements of Earnings and Comprehensive Income. Additionally, acquisition costs of $1.3 were included in Cost of products sold for the nine months ended June 30, 2021.
Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5, which included consideration for providing services to the purchaser for up to one year under a transition services agreement. The Company received proceeds of $115.0, which included the consideration for providing support under the transition services agreement, and the remaining sales price receivable includes $5.0 reported in current assets as of June 30, 2021. Total assets included in the sale were comprised of $18.8 of inventory, $3.6 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $4.1 in the Company’s fiscal 2020 Consolidated Statement of Earnings. The gain on the sale was net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement

Note 3 - Restructuring Charges
Project Fuel
Project Fuel is an enterprise-wide transformational initiative launched in the second quarter of fiscal 2018 to address all aspects of our business and cost structure, simplifying and transforming our organization, structure and key processes. Project Fuel is facilitating further re-investment in our growth strategy while enabling us to achieve our desired future state operations.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. However, the estimated impact of allocating such charges to segment results for the three and nine months ended June 30, 2021 and 2020, respectively, would have been as follows:

	Three Months Ended June 30, 2021
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.7	$—	$—	$0.6	1.3
Asset impairment and accelerated depreciation	0.2	—	—	—	0.2
Consulting, project implementation and management, and other exit costs	0.3	—	0.3	6.1	6.7
Total restructuring	$1.2	$—	$0.3	$6.7	$8.2

	Nine Months Ended June 30, 2021
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$1.6	$0.1	$—	$3.9	$5.6
Asset impairment and accelerated depreciation	0.4	—	—	—	0.4
Consulting, project implementation and management, and other exit costs	1.1	0.1	0.3	10.6	12.1
Total restructuring	$3.1	$0.2	$0.3	$14.5	$18.1

	Three Months Ended June 30, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$—	$0.2	$—	$5.0	5.2
Asset impairment and accelerated depreciation	0.6	—	—	—	0.6
Consulting, project implementation and management, and other exit costs	1.9	0.2	0.1	2.4	4.6
Total restructuring	$2.5	$0.4	$0.1	$7.4	$10.4

	Nine Months Ended June 30, 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$0.2	$—	$6.8	$7.2
Asset impairment and accelerated depreciation	1.6	—	—	—	1.6
Consulting, project implementation and management, and other exit costs	7.7	0.4	0.3	13.6	22.0
Total restructuring	$9.5	$0.6	$0.3	$20.4	$30.8
Pre-tax SG&A of $2.8 and $6.2 for the three and nine months ended June 30, 2021, respectively, and $2.3 and $10.0 for the three and nine months ended June 30, 2020, respectively, associated with certain information technology enablement expenses and compensation expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs. Pre-tax Cost of products sold of $0.2 and $0.3 for the three and nine months ended June 30, 2021, respectively, and $0.1 and $0.2 for the three and nine months ended June 30, 2020, respectively, related to inventory write-offs associated with Project Fuel, were included in Asset impairment and accelerated depreciation.
The following table summarizes the restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for fiscal 2021:

				Utilized
	October 1, 2020	Charge to Income	Other (1)	Cash	Non-Cash	June 30, 2021
Restructuring
Severance and related benefit costs	$4.3	$5.6	$0.1	$(9.6)	$—	$0.4
Asset impairment and accelerated depreciation	—	0.4	—	—	(0.4)	—
Consulting, project implementation and management, and other exit costs	1.1	12.1	—	(9.4)	—	3.8
Total restructuring	$5.4	$18.1	$0.1	$(19.0)	$(0.4)	$4.2
(1)Includes the impact of currency translation.

Note 4 - Income Taxes
For the three and nine months ended June 30, 2021, the Company had income tax expense of $13.1 and $25.7, respectively, on Earnings before income taxes of $53.9 and $98.6, respectively. The effective tax rate for the three and nine months ended June 30, 2021 was 24.2% and 26.1%, respectively. The difference between the federal statutory rate and the effective rate for the three and nine months ended June 30, 2021 is primarily due to the unfavorable mix of earnings in higher tax rate jurisdictions as well as unfavorable global intangible low-tax income and Internal Revenue Service Code Section 162(m) permanent adjustments.
For the three and nine months ended June 30, 2020, the Company had income tax expense of $0.6 and $16.5, respectively, on Earnings before income taxes of $5.3 and $63.1, respectively. The effective tax rate for the three and nine months ended June 30, 2020 was 11.9% and 26.1%, respectively. The difference between the federal statutory rate and the effective rate for the three months ended June 30, 2020 was primarily due to the favorable mix of earnings in lower tax rate jurisdictions. The difference between the federal statutory rate and the effective rate for the nine months ended June 30, 2020 was primarily due to the unfavorable impact of the sale of the Infant and Pet Care business.

Note 5 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent (“RSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Basic weighted-average shares outstanding	54.4	54.3	54.4	54.3
Effect of dilutive securities:
RSE awards	1.0	0.3	0.7	0.2
Total dilutive securities	1.0	0.3	0.7	0.2
Diluted weighted-average shares outstanding	55.4	54.6	55.1	54.5
For the three and nine months ended June 30, 2021, the calculation of diluted weighted-average shares outstanding excludes 0.9 of share options because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2020, the calculation of diluted weighted-average shares outstanding excludes 0.7 of share options and 0.1 of RSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2020	$967.2	$356.8	$206.7	$1,530.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2020	$598.2	$354.8	$206.7	$1,159.7

Changes in the nine-month period ended June 30, 2021
Cremo acquisition measurement period adjustment	—	0.3	—	0.3
Cumulative translation adjustment	2.9	1.0	3.0	6.9

Gross balance at June 30, 2021	$970.1	$358.1	$209.7	$1,537.9
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at June 30, 2021	$601.1	$356.1	$209.7	$1,166.9
The following table sets forth definite-lived intangible assets by class:

	June 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$256.3	$54.7	$201.6	$256.2	$45.4	$210.8
Technology and patents	79.3	75.9	3.4	79.1	75.3	3.8
Customer related and other	222.3	115.8	106.5	219.9	107.8	112.1
Total amortizable intangible assets	$557.9	$246.4	$311.5	$555.2	$228.5	$326.7
Amortization expense was $5.5 and $16.6 for the three and nine months ended June 30, 2021, respectively, and $4.2 and $12.7 for the three and nine months ended June 30, 2020, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2021 and for fiscal 2022, 2023, 2024, 2025 and 2026 is $5.5, $22.1, $22.0, $21.9, $21.9 and $21.7, respectively, and $196.4 thereafter.
The Company had indefinite-lived intangible assets of $602.9 ($183.9 in Wet Shave, $389.1 in Sun and Skin Care, and $29.9 in Feminine Care) at June 30, 2021, an increase of $1.5 from September 30, 2020, which was the result of foreign currency fluctuations. The Company had indefinite-lived trade names and brands of $601.4 ($183.1 in Wet Shave, $388.4 in Sun and Skin Care, and $29.9 in Feminine Care) at September 30, 2020.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, including the impact of the ongoing novel coronavirus 2019 (“COVID-19”) pandemic. The Company determined there was no triggering event requiring an interim impairment analysis during the nine months ended June 30, 2021. The qualitative analysis performed by the Company concluded that it was more likely than not that the goodwill and intangible assets had fair values greater than the carrying values. However, the unknown duration and continuing severity of COVID-19 may result in future impairment charges as changes in consumer habits could have an additional impact on the results of the Company’s operations. This could result in changes to the assumptions utilized in the annual impairment analysis to determine the estimated fair value of the Company’s goodwill and indefinite-lived intangible assets, including long-term growth rates and discount rates.

Note 7 - Supplemental Balance Sheet Information

	June 30, 2021	September 30, 2020
Inventories
Raw materials and supplies	$56.6	$58.5
Work in process	79.5	71.5
Finished products	223.1	184.1
Total inventories	$359.2	$314.1
Other Current Assets
Miscellaneous receivables	$28.9	$23.3
Inventory returns receivable	1.0	1.0
Prepaid expenses	72.3	64.8
Value added tax collectible from customers	20.1	20.4
Income taxes receivable	22.0	26.3
Other	11.4	10.2
Total other current assets	$155.7	$146.0
Property, Plant and Equipment
Land	$19.3	$19.3
Buildings	144.0	142.2
Machinery and equipment	1,042.4	1,014.2
Capitalized software costs	55.4	53.6
Construction in progress	38.4	32.7
Total gross property, plant and equipment	1,299.5	1,262.0
Accumulated depreciation and amortization	(941.4)	(891.1)
Total property, plant and equipment, net	$358.1	$370.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$63.0	$49.4
Accrued trade allowances	29.5	30.8
Accrued salaries, vacations and incentive compensation	50.7	62.6
Income taxes payable	12.5	13.4
Returns reserve	45.9	44.8
Restructuring reserve	4.2	5.4
Value added tax payable	9.3	6.8
Deferred compensation	5.9	5.9
Short term lease obligation	10.7	9.1
Customer advance payments	3.4	1.4
Dividends payable	8.2	—
Other	63.1	77.9
Total other current liabilities	$306.4	$307.5
Other Liabilities
Pensions and other retirement benefits	$119.0	$121.0
Deferred compensation	22.6	28.2
Long term lease obligation	42.4	34.6
Other non-current liabilities	67.5	73.3
Total other liabilities	$251.5	$257.1

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
A summary of the Company's lease information is as follows:

		June 30, 2021	September 30, 2020
Assets	Classification
Right of use assets	Other assets	$52.9	$43.5

Liabilities
Current lease liabilities	Other current liabilities	$10.7	$9.1
Long-term lease liabilities	Other liabilities	42.4	34.6
Total lease liabilities		$53.1	$43.7

Other information
Weighted-average remaining lease term (years)		10	12
Weighted-average incremental borrowing rate		6.6%	7.2%

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Statement of Earnings
Lease cost (1)	$3.6	$3.3	$11.0	$10.4

Other information
Leased assets obtained in exchange for new lease liabilities	$1.1	$0.5	$18.8	$1.1
Cash paid for amounts included in the measurement of lease liabilities	$3.6	$3.4	$11.0	$10.4
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Lease liability repayments	June 30, 2021
Remainder of fiscal 2021	$3.3
2022	12.0
2023	10.1
2024	8.0
2025	7.1
2026 and thereafter	39.2
Total future minimum lease commitments	79.7
Less: Imputed interest	(26.6)
Present value of lease liabilities	$53.1

Note 9 - Accounts Receivable Facility
The Company participates in a $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”). Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the Accounts Receivable Facility is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
As of June 30, 2021, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold were $293.9 and $634.2 for the three and nine months ended June 30, 2021, respectively, and $245.3 and $646.5 for the three and nine months ended June 30, 2020, respectively. The trade receivables sold that remained outstanding as of June 30, 2021 and September 30, 2020 were $136.1 and $77.0, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $0.2 and $0.6 for the three and nine months ended June 30, 2021, respectively, and the loss on sale of trade receivables was $0.2 and $1.1 for the three and nine months ended June 30, 2020, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	June 30, 2021	September 30, 2020
Senior notes, fixed interest rate of 4.7%, due 2022	$—	$500.0
Senior notes, fixed interest rate of 5.5%, due 2028	750.0	750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	—
U.S. revolving credit facility due 2025	—	—
Total long-term debt, including current maturities	1,250.0	1,250.0
Less unamortized debt issuance costs and discount (1) (2)	16.4	12.1
Total long-term debt	$1,233.6	$1,237.9
(1)At June 30, 2021, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $10.2 and $6.2, respectively. At September 30, 2020, the balance for the Senior Notes due 2022 and the Senior Notes due 2028 are reflected net of debt issuance costs of $0.6 and $11.3, respectively.
(2)At September 30, 2020, the balance for the Senior Notes due 2022 was reflected net of discount of $0.2.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $24.8 and $21.1 as of June 30, 2021 and September 30, 2020, respectively.
Issuance of Senior Notes due 2029 and Redemption of Senior Notes due 2022
On March 8, 2021, the Company entered into a new unsecured indenture agreement for 4.125% Senior Notes in the amount of $500 due April 1, 2029 (“2029 Notes”). The Company used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to satisfy and discharge the obligations outstanding for its 4.70% Senior Notes in the amount of $500 due 2022 (“2022 Notes”) and to pay fees associated therewith. The Company incurred $6.5 in bank, legal and other fees in connection with the issuance of the 2029 Notes, which will be deferred and amortized to interest expense over the term of these notes. Interest expense on the 2029 Notes is due semiannually on April 1 and October 1 with the first interest payment scheduled for October 1, 2021.
In connection with the early repayment of the 2022 Notes, the Company recorded expense of $26.1 for the nine months ended June 30, 2021, which is included in “Cost of early debt retirements” in the Condensed Consolidated Statements of Earnings and Comprehensive Income. This expense included a premium of $25.5 and debt issuance cost write-offs of $0.6.
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

The Company’s net periodic pension and postretirement costs for these plans for the third quarter and nine months ended June 30 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Service cost	$1.1	$1.1	$3.3	$3.2
Interest cost	2.5	3.4	7.4	10.3
Expected return on plan assets	(5.6)	(5.8)	(16.8)	(17.3)
Recognized net actuarial loss	2.3	2.2	6.9	6.8
Settlement loss recognized	—	0.3	—	0.7
Net periodic cost	$0.3	$1.2	$0.8	$3.7
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost is recorded to Other expense (income), net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.

Note 12 - Shareholders’ Equity
In January 2018, the Company’s Board of Directors (the “Board”) approved an authorization to repurchase up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.3 shares of its common stock for $9.2 during the nine months ended June 30, 2021. The Company has 9.7 shares of its common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
On May 6, 2021, the Board declared a cash dividend of $0.15 per share of common stock outstanding. The dividend was paid on July 7, 2021 to holders of record as of the close of business on June 4, 2021.
Dividends declared during the nine months ended June 30, 2021 totaled $25.4. Payments made for dividends during the nine months ended June 30, 2021 totaled $16.7.
On August 5, 2021, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter. The dividend is payable October 5, 2021 to stockholders of record as of the close of business on September 9, 2021.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2020	$(47.4)	$(142.1)	$(2.1)	$(191.6)
OCI before reclassifications (1)	23.0	(6.3)	0.9	17.6
Reclassifications to earnings	—	5.0	2.6	7.6
Balance at June 30, 2021	$(24.4)	$(143.4)	$1.4	$(166.4)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)
OCI before reclassifications (1)	8.1	(7.2)	0.3	1.2
Reclassifications to earnings	—	5.4	(1.8)	3.6
Balance at June 30, 2020	$(69.2)	$(161.6)	$(0.3)	$(231.1)
(1)OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2021	2020	2021	2020
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$(0.5)	$1.0	$(3.7)	$2.6	Other income, net
	(0.5)	1.0	(3.7)	2.6
	(0.1)	0.3	(1.1)	0.8	Income tax provision
	(0.4)	0.7	(2.6)	1.8
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(2.4)	$(2.2)	$(7.0)	$(6.8)	(1)
Settlements	—	(0.3)	—	(0.7)	(1)
	(2.4)	(2.5)	(7.0)	(7.5)
	(0.7)	(0.7)	(2.0)	(2.1)	Income tax provision
	(1.7)	(1.8)	(5.0)	(5.4)

Total reclassifications for the period	$(2.1)	$(1.1)	$(7.6)	$(3.6)
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the course of ordinary business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at June 30, 2021 and September 30, 2020, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
At June 30, 2021, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $2.2 and an unrealized pre-tax loss of $3.0 at June 30, 2021 and September 30, 2020, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2021 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at June 30, 2021 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2022. At June 30, 2021, there were 64 open foreign currency contracts with a total notional value of $133.1.

Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2021 resulted in a loss of $1.2 and gain of $0.7, respectively, compared to a gain of $0.3 and a loss of $0.2, respectively, for the three and nine months ended June 30, 2020, and was recorded in Other income, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. At June 30, 2021, there were five open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $42.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	June 30, 2021	September 30, 2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$2.2	$(3.0)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.7	$(0.6)
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$(0.2)	$(1.6)	$1.5	$0.4
Gain (loss) reclassified from AOCI into income (1) (2)	(0.5)	1.0	(3.7)	2.6
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$(1.2)	$0.3	$0.7	$(0.2)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other income, net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	At June 30, 2021		At September 30, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$3.6	$(0.9)	$—	$(3.7)
Gross amounts offset in the balance sheet	(0.1)	0.3	—	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$3.5	$(0.6)	$—	$(3.6)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2021	September 30, 2020
Liabilities at estimated fair value:
Deferred compensation	$(28.4)	$(33.9)
Derivatives - foreign currency contracts	2.9	(3.6)
Net liabilities at estimated fair value	$(25.5)	$(37.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At June 30, 2021, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At June 30, 2021 and September 30, 2020 the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2021 and at September 30, 2020.
At June 30, 2021 and September 30, 2020 the fair market value of fixed rate long-term debt was $1,314.6 and $1,323.1, respectively, compared to its carrying value of $1,250.0. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the revolving credit facility, have been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Company’s revolving credit facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings, and the revolving credit agreement have been determined based on Level 2 inputs.

Note 15 - Segment Data
For an overview of the Company’s segments, refer to Note 1 to Notes to Condensed Consolidated Financial Statements.
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges, and certain costs deemed non-recurring in nature, including evaluation, acquisition and integration costs, cost of early retirement of long-term debt, incremental pandemic expenses, gains or losses on the sale of businesses, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
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

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales
Wet Shave	$304.9	$278.0	$876.7	$835.5
Sun and Skin Care	195.2	136.9	457.7	369.5
Feminine Care	73.6	69.0	209.7	229.1
All Other	—	—	—	26.8
Total net sales	$573.7	$483.9	$1,544.1	$1,460.9

Segment Profit
Wet Shave	$43.1	$44.6	$141.6	$142.0
Sun and Skin Care	45.0	23.5	86.4	67.9
Feminine Care	13.7	12.0	28.1	43.4
All Other	—	—	—	3.1
Total segment profit	101.8	80.1	256.1	256.4
General corporate and other expenses	(15.7)	(17.7)	(41.2)	(41.9)
Restructuring and related costs (1)	(8.2)	(10.4)	(18.1)	(30.8)
Cost of early retirement of long-term debt	—	(26.2)	(26.1)	(26.2)
Acquisition and integration costs (2)	(1.3)	(0.3)	(4.6)	(32.0)
Gain on sale of Infant and Pet Care business	—	—	—	4.1
COVID-19 expense (3)	—	(3.9)	—	(3.9)
Feminine and Infant Care evaluation costs (4)	—	—	—	(0.3)
Amortization of intangibles	(5.5)	(4.2)	(16.6)	(12.7)
Interest and other expense, net	(17.2)	(12.1)	(50.9)	(49.6)
Total earnings before income taxes	$53.9	$5.3	$98.6	$63.1
(1)Includes pre-tax SG&A of $2.8 and $6.2 for the three and nine months ended June 30, 2021, respectively, and $2.3 and $10.0 for the three and nine months ended June 30, 2020, respectively, associated with certain information technology enablement expenses and incentive and retention compensation expenses for Project Fuel. Additionally, pre-tax Cost of products sold of $0.2 and $0.3 for the three and nine months ended June 30, 2021, respectively, and $0.1 and $0.2 for the three and nine months ended June 30, 2020, respectively, related to inventory write-offs associated with Project Fuel is included.
(2)Includes pre-tax SG&A of $1.3 and $3.3 for the three and nine months ended June 30, 2021, respectively, and $0.3 and $32.0 for the three and nine months ended June 30, 2020, respectively, related to acquisition and integration costs. Additionally, Cost of products sold of $1.3 related to the valuation of acquired inventory for the nine months ended June 30, 2021 is included.
(3)Includes pre-tax Cost of products sold of $3.9 for the three and nine months ended June 30, 2020 which included incremental costs as a result of the COVID-19 pandemic incurred by the Company related to higher benefit and emergency payments, supplies and freight.
(4)Includes pre-tax SG&A of $0.3 for the nine months ended June 30, 2020.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Sales to Customers
United States	$336.4	$277.4	$889.0	$830.8
International	237.3	206.5	655.1	630.1
Total net sales	$573.7	$483.9	$1,544.1	$1,460.9

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Razors and blades	$271.9	$244.9	$780.6	$735.3
Tampons, pads, and liners	73.6	69.0	209.7	229.1
Sun care products	143.9	94.0	275.7	246.3
Grooming products	32.4	15.6	108.6	55.3
Wipes and other skin care	18.9	27.3	73.4	67.9
Shaving gels and creams	33.0	33.1	96.1	100.2
Infant care and other	—	—	—	26.8
Total net sales	$573.7	$483.9	$1,544.1	$1,460.9

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
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company (“Edgewell”, “we” or “our Company”) or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, the future earnings and performance of our Company or any of our businesses. Many factors outside our control (including the ongoing COVID-19 pandemic) could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
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
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring costs, acquisition and integration costs, cost of early retirement of long-term debt, the UK tax rate increase, incremental pandemic charges, business evaluation costs, and the gain on the sale of the Infant and Pet Care business. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•We utilize “adjusted” non-GAAP measures including gross profit, SG&A, operating income, income taxes, net earnings, and diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, cost of early retirement of long-term debt, the UK tax rate increase, incremental pandemic charges, the gain on sale of the Infant and Pet Care business, and advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a worldwide pandemic, which has impacted individuals, families, companies and economies around the world. Throughout the pandemic, we have taken and continue to take significant measures to protect our employees and business, while remaining in compliance with local guidelines and requirements.
The Company’s top priority during this time continues to be ensuring the health and welfare of our employees and additional measures have been put in place at all of our manufacturing locations. To date, we have not experienced any material operational disruptions across our manufacturing or distribution facilities.
The prolonged COVID-19 environment has resulted in increased supply chain challenges across product procurement and distribution. The continued duration and severity of COVID-19 may cause further disruptions related to our key suppliers, increase procurement costs and impact our ability to hire and retain employees, which may result in higher labor costs going forward. However, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
We expect to maintain adequate liquidity during these uncertain times and we will continue to assess the impact that COVID-19 has on our liquidity needs and current economic market conditions. As noted within “Liquidity and Capital Resources” below, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources, including our ability to enter into the unsecured indenture agreement for 4.125% Senior Notes in the amount of $500 due April 1, 2029 (the “2029 Notes”).

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

Executive Summary
The following is a summary of key results for the third quarter and first nine months of fiscal 2021 compared to the third quarter and first nine months of fiscal 2020. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring charges, acquisition and integration costs, cost of early retirement of long-term debt, the UK tax rate increase, incremental pandemic charges, the gain on sale of the Infant and Pet Care business, and Feminine and Infant Care evaluation costs, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

Third Quarter of Fiscal 2021
•Net sales in the third quarter of fiscal 2021 were $573.7, up 18.6% compared to the prior year quarter. Organic net sales increased 12.5% compared to the prior year quarter, due to increased demand across all segments after reduced demand in the prior year quarter as a result of the COVID-19 pandemic. Net sales increased in both North America and International markets.
•Net earnings in the third quarter of fiscal 2021 were $40.8 compared to $4.7 in the prior year quarter. On an adjusted basis, net earnings for the third quarter of fiscal 2021 increased 37.0% to $49.2. Adjusted earnings increased due to higher net sales and improved margins partially offset by higher advertising and promotional expense (“A&P”) in support of executing our category and brand strategies and new product launches across core geographies and markets.
•Net earnings per diluted share during the third quarter of fiscal 2021 were $0.74 compared to $0.09 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the third quarter of fiscal 2021 was $0.89 compared to $0.66 in the prior year quarter.

	Three Months Ended June 30, 2021
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$270.3	$97.5	$71.1	$53.9	$13.1	$40.8	$0.74
Restructuring and related costs	0.2	2.8	8.2	8.2	2.0	6.2	0.11
Acquisition and integration costs	—	1.3	1.3	1.3	0.3	1.0	0.02
UK tax rate increase	—	—	—	—	(1.2)	1.2	0.02
Total Adjusted Non-GAAP	$270.5	$93.4	$80.6	$63.4	$14.2	$49.2	$0.89

GAAP as a percent of net sales	47.1%	17.0%	12.4%	GAAP effective tax rate		24.2%
Adjusted as a percent of net sales	47.2%	16.3%	14.0%	Adjusted effective tax rate		22.4%

	Three Months Ended June 30, 2020
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$222.7	$91.3	$43.5	$5.3	$0.6	$4.7	$0.09
Restructuring and related costs	0.1	2.3	10.4	10.4	2.3	8.1	0.15
Acquisition and integration costs	—	0.3	0.3	0.3	—	0.3	0.01
Cost of early retirement of long-term debt	—	—	—	26.2	6.4	19.8	0.36
COVID-19 expenses	3.9	—	3.9	3.9	0.9	3.0	0.05
Total Adjusted Non-GAAP	$226.7	$88.7	$58.1	$46.1	$10.2	$35.9	$0.66

GAAP as a percent of net sales	46.0%	18.9%	9.0%	GAAP effective tax rate		11.3%
Adjusted as a percent of net sales	46.8%	18.3%	12.0%	Adjusted effective tax rate		22.1%

First Nine Months of Fiscal 2021
•Net sales for the first nine months of fiscal 2021 increased 5.7% to $1,544.1. Organic net sales increased 2.1% compared to the prior year period, due to increases in Wet Shave globally and Sun and Skin Care in North America offset by declines in Feminine Care in North America. The growth in net sales for Wet Shave and Sun and Skin Care reflects improved underlying category performance, particularly in the United States, as well as increased brand and promotional investments. The decline in Feminine Care was primarily related to lower category demand related to the prior year’s pantry loading due to COVID-19.
•Net earnings for the first nine months of fiscal 2021 were $72.9 compared to $46.6 in the prior year. On an adjusted basis, net earnings for the first nine months of fiscal 2021 decreased 4.5% to $111.0. Adjusted earnings decreased due to higher A&P across Wet Shave products, including Men’s and Women’s systems, and Feminine Care products. The increase in A&P was partially offset by higher net sales and improved gross margins.
•Net earnings per diluted share during the first nine months of fiscal 2021 were $1.32 compared to $0.86 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first nine months of fiscal 2021 were $2.01 compared to $2.13 in the prior year quarter.

	Nine Months Ended June 30, 2021
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$705.3	$284.0	$175.6	$98.6	$25.7	$72.9	$1.32
Restructuring and related costs	0.3	6.2	18.1	18.1	4.4	13.7	0.25
Acquisition and integration costs	1.3	3.3	4.6	4.6	1.1	3.5	0.06
Cost of early retirement of long-term debt	—	—	—	26.1	6.4	19.7	0.36
UK tax rate increase	—	—	—	—	(1.2)	1.2	0.02
Total Adjusted Non-GAAP	$706.9	$274.5	$198.3	$147.4	$36.4	$111.0	$2.01

GAAP as a percent of net sales	45.7%	18.4%	11.4%	GAAP effective tax rate		26.1%
Adjusted as a percent of net sales	45.8%	17.8%	12.8%	Adjusted effective tax rate		24.8%

	Nine Months Ended June 30, 2020
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$658.8	$307.8	$134.7	$63.1	$16.5	$46.6	$0.86
Restructuring and related costs	0.2	10.0	30.8	30.8	6.9	23.9	0.44
Acquisition and integration costs	—	32.0	32.0	32.0	7.8	24.2	0.45
Cost of early retirement of long-term debt	—	—	—	26.2	6.4	19.8	0.36
Gain on sale of Infant and Pet Care business	—	—	—	(4.1)	(2.6)	(1.5)	(0.03)
COVID-19 expenses	3.9	—	3.9	3.9	0.9	3.0	0.05
Feminine and Infant Care evaluation costs	—	0.3	0.3	0.3	0.1	0.2	—
Total Adjusted Non-GAAP	$662.9	$265.5	$201.7	$152.2	$36.0	$116.2	$2.13

GAAP as a percent of net sales	45.1%	21.1%	9.2%	GAAP effective tax rate		26.1%
Adjusted as a percent of net sales	45.4%	18.2%	13.8%	Adjusted effective tax rate		23.7%

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2021, as compared to the corresponding period in fiscal 2020, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Period Ended June 30, 2021
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$483.9		$1,460.9
Organic	60.5	12.5%	31.0	2.1%
Impact of Cremo acquisition	13.7	2.8%	44.9	3.1%
Impact of the sale of the Infant and Pet Care business	—	—%	(26.8)	(1.8)%
Impact of currency	15.6	3.3%	34.1	2.3%
Net sales - current year	$573.7	18.6%	$1,544.1	5.7%
For the third quarter of fiscal 2021, net sales were $573.7, an 18.6% increase compared to the prior year quarter. Organic net sales increased 12.5% driven by strong Sun Care and Wet Shave performance across both North America and International markets, and in part reflecting the impact of cycling prior year COVID-19 related headwinds.
For the first nine months of fiscal 2021, net sales were $1,544.1, a 5.7% increase compared to the prior year period. Organic net sales increased 2.1% compared to the prior year period. Organic net sales increases were driven by higher volumes of Wet Shave and Sun Care, particularly in North America, reflective of higher demand due to cycling COVID-19 headwinds in the prior year period and favorable pricing impacting Sun and Skin Care. Lower volumes for Feminine Care were driven by COVID-19 demand declines and pantry loading during the prior year period.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $270.3 during the third quarter of fiscal 2021, compared to $222.7 in the prior year quarter. Gross margin as a percent of net sales for the third quarter of fiscal 2021 was 47.1%. Adjusted gross margin percentage was 47.2%, an increase of 40-basis points compared to the prior year quarter, as favorable pricing, product mix and trade promotional spending, and gross savings from Project Fuel more than offset higher commodity, labor and distribution costs.
Gross profit was $705.3 during the first nine months of fiscal 2021, compared to $658.8 in the prior year period. Gross margin as a percent of net sales for the first nine months of fiscal 2021 was 45.7%, up 60-basis points compared to the prior year period. Adjusted gross margin percentage was 45.8%, up 40-basis points from the prior year period, driven by favorable price and category mix, gross savings from Project Fuel and favorable foreign currency fluctuations offset by rising commodity and supply chain costs and higher obsolescence charges.

Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) was $97.5 in the third quarter of fiscal 2021, or 17.0% of net sales, compared to $91.3 in the prior year quarter, or 18.9% of net sales. Adjusted SG&A as a percent of net sales was 16.3%, a decline of 200-basis points as the benefit of sales leverage in the current quarter more than offset increased operating costs associated with the Cremo business and negative foreign currency exchange.
SG&A was $284.0 in the first nine months of fiscal 2021, or 18.4% of net sales, as compared to $307.8 in the prior year period, or 21.1% of net sales. Adjusted SG&A as a percent of net sales was 17.8%, a decrease of 40-basis points, as stronger cost control and the benefit of sales leverage more than offset investments made in increased talent and capabilities and unfavorable foreign currency fluctuations.

Advertising and Sales Promotion Expense
For the third quarter of fiscal 2021, A&P was $81.9, up $14.4 compared to the prior year quarter of $67.5. A&P as a percent of net sales was 14.3%, up from 13.9% in the prior year period. For the first nine months of fiscal 2021, A&P was $191.5, up $35.9 compared to the prior year period. A&P as a percent of net sales was 12.4%, as compared to 10.7% in the prior year period. The increase in A&P was the result of investments in and focus on critical commercial efforts supporting the Schick Hydro relaunch, Schick Stubble Eraser® product launch, Skintimate campaign, and Men’s systems development in Japan, increased support for the Sun Care business and the inclusion of Cremo brand investments.

Research and Development Expense
Research and development expense (“R&D”) for the third quarter of fiscal 2021 was $14.6, compared to $12.4 in the prior year quarter. As a percent of net sales, R&D was 2.5% in the third quarter of fiscal 2021 compared to 2.6% in the prior year quarter.
R&D for the first nine months of fiscal 2021 was $42.6, compared to $40.1 in the prior year period. As a percent of net sales, R&D was 2.8% in the first nine months of fiscal 2021, compared to 2.7% in the prior year period. R&D expense was slightly up compared to the prior year driven by incremental investments in resources and capabilities in support of the Company’s focus on innovation and development primarily in the Sun and Skin Care segment.

Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2021 was $16.4, compared to $15.5 in the prior year quarter. For the first nine months of fiscal 2021, interest expense was $51.1, compared to $43.7 in the prior year period. The increase in interest expense was the result of higher average outstanding debt and higher interest rate primarily as a result of the issuance of the 5.5% $750 Senior Notes due 2028 issued in May 2020 (the “2028 Notes”).

Other Expense (Income), Net
Other expense, net was $0.8 in the third quarter of fiscal 2021, compared to income of $3.5 in the prior year quarter. The unfavorable movement in other expenses compared to the prior year quarter was driven by prior year income from hedge settlements. Other income, net was $0.2 during the first nine months of fiscal 2021, compared to expense of $5.8 during the first nine months of fiscal 2020. The favorable movement was largely related to unfavorable foreign currency movements in the prior period.

Income Tax Provision
The effective tax rate for the first nine months of fiscal 2021 was 26.1%, compared to 26.1% in the prior year period. On an adjusted basis, the effective tax rate was 24.8% and 23.7% for the first nine months of fiscal 2021 and fiscal 2020, respectively. The fiscal 2021 effective tax rate and adjusted effective tax rate reflects higher unfavorable global intangible low-tax income and Internal Revenue Service Code Section 162(m) permanent adjustments compared to fiscal 2020.
The following table presents a reconciliation of the adjusted effective tax rate, which is a non-GAAP measure:

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$98.6	$48.8	$147.4	$63.1	$89.1	$152.2
Income tax provision	25.7	10.7	36.4	16.5	19.5	36.0
Net earnings	$72.9	$38.1	$111.0	$46.6	$69.6	$116.2

Effective tax rate	26.1%			26.1%
Adjusted effective tax rate			24.8%			23.7%
(1)Includes adjustments for expenses management excludes when analyzing the operating performance of the Company. Refer to the GAAP to Non-GAAP reconciliation above for a detailed listing of adjustments.

Project Fuel
Project Fuel is an enterprise-wide transformational initiative that was launched in the second fiscal quarter of 2018, to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes. Project Fuel is facilitating further re-investment in our growth strategy while enabling us to achieve its desired future state operations.
Fiscal third quarter 2021 Project Fuel related gross savings were approximately $19, bringing cumulative gross savings to approximately $264. We now expect Project Fuel to generate approximately $280 in total project gross savings by the end of the 2021 fiscal year. The savings generated will be used to fuel investments and brand building in strategic growth initiatives, mitigate anticipated operational cost headwinds from inflation and other rising input costs and improve our overall profitability and cash flows.
To implement the restructuring element of Project Fuel, we now expect to incur one-time pre-tax charges of approximately $160 through the end of the 2021 fiscal year.
Restructuring and related charges were $8.2 and $18.1 for the third quarter and nine months ended June 30, 2021, respectively, bringing cumulative charges to $151.7 for the project.
Capital expenditures for Project Fuel were $8.4 for the nine months ended June 30, 2021 bringing cumulative capital expenditures to $66.5 for the project.
For further information on our restructuring projects, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2021, compared to the corresponding period in fiscal 2020, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between the segments.
Wet Shave

Net Sales - Wet Shave
Period Ended June 30, 2021
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$278.0		$835.5
Organic	15.9	5.7%	14.8	1.8%
Impact of currency	11.0	4.0%	26.4	3.1%
Net sales - current year	$304.9	9.7%	$876.7	4.9%
Wet Shave net sales for the third quarter of fiscal 2021 increased 9.7% compared to the prior year quarter, inclusive of a 4.0% increase due to currency movements. Organic net sales increased $15.9, or 5.7%, driven by on-going growth in Women’s shave, both branded and private label, and higher consumption across the full category. By region, North America organic net sales increased 4.6%, while International markets increased 6.6%.
Wet Shave net sales for the first nine months of fiscal 2021 increased 4.9%, inclusive of a 3.1% increase due to currency movements. Organic net sales increased $14.8, or 1.8%. The increase in organic net sales was driven by growth in Women’s systems, partially offset by declines in Men’s systems and Shave Preps. Women’s systems growth included increases in Intuition, Skintimate and Hydro Silk, while Men’s systems saw growth in Hydro and Bulldog, offsetting declines in other brands. By region, North America organic net sales increased 2.0% while International markets increased 1.6%.

Segment Profit - Wet Shave
Period Ended June 30, 2021
	Q3	% Chg	Nine Months	% Chg
Segment profit - prior year	$44.6		$142.0
Organic	(4.1)	(9.2)%	(6.4)	(4.5)%
Impact of currency	2.6	5.8%	6.0	4.2%
Segment profit - current year	$43.1	(3.4)%	$141.6	(0.3)%
Wet Shave segment profit for the third quarter of fiscal 2021 was $43.1, down $1.5, or 3.4%, compared to the prior year quarter, inclusive of the impact of currency movements. Organic segment profit decreased $4.1, or 9.2%, as increased net sales and favorable gross margins were more than offset by higher A&P for Men’s systems during the quarter.
Wet Shave segment profit for the first nine months of fiscal 2021 was $141.6, down $0.4, or 0.3%, from the prior year period, inclusive of the impact of currency movements. Organic segment profit decreased $6.4, or 4.5%, primarily due to significantly higher A&P in support of Men’s and Women’s systems, offset partially by higher gross margins and lower overheads.

Sun and Skin Care
Sun and Skin Care segment net sales and profit are affected by the seasonality of sun care products. As a result, segment net sales and profit have historically been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Period Ended June 30, 2021
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$136.9		$369.5
Organic	40.4	29.5%	36.2	9.8%
Impact of Cremo acquisition	13.7	10.0%	44.9	12.2%
Impact of currency	4.2	3.1%	7.1	1.9%
Net sales - current year	$195.2	42.6%	$457.7	23.9%
Sun and Skin Care net sales for the third quarter of fiscal 2021 increased 42.6% compared to the prior year quarter, inclusive of a 10.0% increase due to the Cremo acquisition and a 3.1% increase due to currency movements. Organic net sales increased $40.4, or 29.5%. The increase in organic net sales was primarily driven by Sun Care growth of nearly 50%, reflecting a sharp recovery in consumption after COVID-19 impacted declines in the prior year period, as well as 17% organic net sales growth in Men’s grooming. Wet Ones organic net sales contracted $8.5, or 32% in the quarter, reflecting ongoing high retailer inventory and lower consumption as we cycled prior year COVID-19 driven performance.
Sun and Skin Care net sales for the first nine months of fiscal 2021 increased 23.9% compared to the prior year period, inclusive of a 12.2% increase due to the Cremo acquisition and a 1.9% increase due to currency movements. Organic net sales increased $36.2, or 9.8%. The organic net sales increase was driven by Sun Care growth which totaled 10% globally reflecting a sharp recovery in consumption after COVID-19, and favorable pricing in International markets. Wet Ones grew 9% driven by higher volumes in the first half of fiscal 2021. Men’s Grooming increased over 12% driven by Jack Black and Bulldog.

Segment Profit - Sun and Skin Care
Period Ended June 30, 2021
	Q3	% Chg	Nine Months	% Chg
Segment profit - prior year	$23.5		$67.9
Organic	18.4	78.3%	11.5	16.9%
Impact of Cremo acquisition	1.9	8.1%	5.7	8.4%
Impact of currency	1.2	5.1%	1.3	1.9%
Segment profit - current year	$45.0	91.5%	$86.4	27.2%
Segment profit for the third quarter of fiscal 2021 was $45.0, an increase of $21.5, compared to the prior year quarter. Organic segment profit, excluding the Cremo acquisition and currency movements, increased $18.4, driven by increased net sales and gross margin from favorable volumes and pricing, offset by unfavorable materials costs.
Segment profit for the first nine months of fiscal 2021 was $86.4, an increase of $18.5, or 27.2%, compared to the prior year period. Organic segment profit, excluding the Cremo acquisition and currency movements, increased $11.5, or 16.9%, driven by increased net sales and gross margin from favorable volumes and pricing, offset by unfavorable materials costs.

Feminine Care

Net Sales - Feminine Care
Period Ended June 30, 2021
	Q3	% Chg	Nine Months	% Chg
Net sales - prior year	$69.0		$229.1
Organic	4.2	6.1%	(20.0)	(8.7)%
Impact of currency	0.4	0.6%	0.6	0.2%
Net sales - current year	$73.6	6.7%	$209.7	(8.5)%
Feminine Care net sales for the third quarter of fiscal 2021 increased $4.6, or 6.7%. The increase in net sales was largely driven by increased consumption as the category recovered from the prior year’s steep declines due to COVID-19.
Feminine Care net sales for the first nine months of fiscal 2021 decreased $19.4, or 8.5%. Net sales declines were driven by overall category declines, the effect of the prior year pantry loading and the negative effect of distribution losses.

Segment Profit - Feminine Care
Period Ended June 30, 2021
	Q3	%Chg	Nine Months	%Chg
Segment profit - prior year	$12.0		$43.4
Organic	1.4	11.7%	(15.8)	(36.4)%
Impact of currency	0.3	2.5%	0.5	1.1%
Segment profit - current year	$13.7	14.2%	$28.1	(35.3)%
Feminine Care segment profit for the third quarter of fiscal 2021 was $13.7, an increase of $1.7, or 14.2%, compared to the prior year quarter. The decline was driven by higher gross margin, reflecting increased volumes, favorable trade offset by higher costs, including materials cost and warehousing and distribution charges, and higher A&P.
Feminine Care segment profit for the first nine months of fiscal 2021 was $28.1, a decrease of $15.3, or 35.3%, from the prior year period, primarily due to unfavorable gross margin from lower sales volumes across all products, unfavorable cost mix due to higher materials and warehouse and distribution costs, and higher A&P.

All Other
The Infant and Pet Care business divestiture, completed in December 2019, disposed of the entirety of the operations of the All Other segment. The results below represent the impact of the divestiture to segment performance:

Net Sales - All Other
Period Ended June 30, 2021
	Nine Months	%Chg
Net sales - prior year	$26.8
Organic	—	—%
Impact of the sale of the Infant and Pet Care business	(26.8)	(100.0)%
Impact of currency	—	—%
Net sales - current year	$—	(100.0)%

Segment Profit - All Other
Period Ended June 30, 2021
	Nine Months	%Chg
Segment profit - prior year	$3.1
Organic	—	—%
Impact of the sale of the Infant and Pet Care business	(3.1)	(100.0)%
Impact of currency	—	—%
Segment profit - current year	$—	(100.0)%

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Corporate expenses	$15.7	$17.7	$41.2	$41.9
Restructuring and related costs	8.2	10.4	18.1	30.8
Acquisition and integration costs	1.3	0.3	4.6	32.0
Cost of early retirement of long-term debt	—	26.2	26.1	26.2
Gain on sale of Infant and Pet Care business	—	—	—	(4.1)
COVID-19 expenses	—	3.9	—	3.9
Feminine and Infant Care evaluation costs	—	—	—	0.3
General corporate and other expenses	$25.2	$58.5	$90.0	$131.0
% of net sales	4.4%	12.1%	5.8%	9.0%
For the third quarter of fiscal 2021, general corporate expenses were $15.7, or 2.7% of net sales, compared to $17.7, or 3.7% of net sales, in the prior year quarter. For the third quarter of fiscal 2021, the decline in corporate expense was primarily due to lower compensation expenses, Project Fuel savings and lower discretionary spending.
For the first nine months of fiscal 2021, general corporate expenses were $41.2, or 2.7% of net sales, compared to $41.9, or 2.9% of net sales, in the prior year period. For the nine months ended June 30, 2021, the slight decline in corporate expense was primarily due to Project Fuel savings and lower discretionary spending.

Liquidity and Capital Resources
To date, COVID-19 has not had a significant impact on our liquidity or capital resources. However, the ongoing COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At June 30, 2021, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties that hold our deposits consist of major financial institutions. We consistently monitor positions with, and the credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,274.8 at June 30, 2021, including $24.8 tied to variable interest rates. Our total borrowings at September 30, 2020 were $1,271.1. We had outstanding international borrowings, recorded in Notes payable, of $24.8 and $21.1 as of June 30, 2021 and September 30, 2020, respectively.
As previously discussed, on March 8, 2021, the Company entered into the 2029 Notes. The Company used the net proceeds of the 2029 Notes, together with cash on hand, to satisfy and discharge the obligations outstanding under its 4.70% Senior Notes in the amount of $500 due 2022 (the “2022 Notes”).
Historically, we have generated, and expect to continue to generate, positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. While we cannot reasonably estimate the full impact COVID-19 will have on our cash flows, we believe our cash on hand, cash flows from operations and borrowing capacity under our U.S Revolving Credit Facility due 2025 (the “Revolving Credit Facility”) will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
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
The expected minimum required contribution to our pension plans in fiscal 2021 is $6.3; however, discretionary contributions may also be made. During the first nine months of fiscal 2021 we contributed $4.3 to our pension plans.
As of June 30, 2021, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Nine Months Ended June 30,
	2021	2020
Net cash from (used by):
Operating activities	$155.9	$118.6
Investing activities	(26.1)	71.3
Financing activities	(59.9)	(21.6)
Effect of exchange rate changes on cash	2.9	2.0
Net increase in cash and cash equivalents	$72.8	$170.3
Operating Activities
Cash flow from operating activities was $155.9 during the first nine months of fiscal 2021, compared to cash flows from operating activities of $118.6 during the same period in the prior year. The increase in cash from operations was primarily related to increased net earnings.
Investing Activities
Cash flow used by investing activities was $26.1 during the first nine months of fiscal 2021, compared to cash inflows of $71.3 during the same period in the prior year. During the nine months ended June 30, 2021, we collected $7.5 of proceeds from the sale of the Infant and Pet Care business, compared to $95.8 in the prior year quarter. Capital expenditures were $34.1 during the first nine months of fiscal 2021 compared to $26.9 during the same period in the prior year. Additionally, other investing cash inflows related to the collection of receivables from our $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”) totaled $2.6 and $3.9 during the first nine months of fiscal 2021 and 2020, respectively, as a result of collections on the deferred purchase price of accounts receivables sold.
Financing Activities
Net cash used by financing activities was $59.9 during the first nine months of fiscal 2021, compared to $21.6 during the same period in the prior year. During the first nine months of fiscal 2021, we repurchased $9.2 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”). The Company replaced its 2022 Notes with the issuance of 2029 Notes, together with cash on hand. Additional financing cash outflows incurred were related to costs of early debt retirement of the 2022 Notes totaling $26.1 and debt issuance costs of $6.5. Dividend payments totaled $16.7 in the first nine months of fiscal 2021. Additionally, cash flows associated with the Accounts Receivable Facility were inflows of $0.8 during the first nine months of fiscal 2021 compared to financing outflows of $14.4 in the prior year period. In the prior year period, the Company replaced its 4.7% Senior Notes in the amount of $600 Senior Notes due 2021 with the $750 2028 Senior Notes. Early debt retirement of the 2021 Senior Notes totaling $26.2 and debt issuance costs totaling $10.4. The Company had net repayments of its Revolving Credit Facility during the nine months ended June 30, 2020 totaling $117.0.

Share Repurchases
During the first nine months of fiscal 2021, we repurchased 0.3 shares of our common stock for $9.2. We have 9.7 shares remaining under the Repurchase Plan. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
On May 6, 2021, the Company’s Board of Directors (the “Board”) declared a cash dividend of $0.15 per share of common stock outstanding. The dividend was paid on July 7, 2021 to holders of record as of the close of business on June 4, 2021. Dividends declared during the nine months ended June 30, 2021 totaled $25.4. Payments made for dividends during the nine months ended June 30, 2021 totaled $16.7.
On August 5, 2021, the Board declared a quarterly cash dividend of $0.15 per common stock outstanding for the third fiscal quarter. The dividend is payable October 5, 2021 to stockholders of record as of the close of business on September 9, 2021.

Commitments and Contingencies
Contractual Obligations
During the first nine months of fiscal 2021, there were no net repayments on the Revolving Credit Facility. As of June 30, 2021, future minimum repayments of debt were: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2021, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of June 30, 2021, our outstanding variable-rate debt included $24.8 related to our international, variable-rate note payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would not increase materially.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2021	24,676	$38.75	—	9,750,000
May 1 to 31, 2021	—	—	—	9,750,000
June 1 to 30, 2021	—	—	—	9,750,000
(1)24,676 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the third quarter of fiscal 2021, we did not repurchase shares under this authorization.
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

10.1
Credit Agreement, dated as of March 28, 2020, by and among, inter alia, the Company, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, MUFG, as syndication agent, TD as joint lead arranger and BofA, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 2, 2020).

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

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets at June 30, 2021 and September 30, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Date:	August 5, 2021