Form 10-K
period 2021-09-30
EDGEWELL PERSONAL CARE Co
filed 2021-11-19
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was $2,150,843,429.

The number of shares of the registrant’s common stock outstanding as of October 31, 2021 was 54,371,878.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2021, are incorporated by reference into Part III of this report.

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
•our failure to achieve projected gross cost savings under our various initiatives;
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
In 2003, we completed the acquisition of the Schick-Wilkinson Sword business (“SWS”) from Pfizer, Inc., which was the second largest manufacturer and marketer of men’s and women’s wet shave products in the world. Our portfolio of wet shave products includes: Hydro® and Quattro® men’s shaving systems; Hydro Silk®, Quattro for Women®, Intuition® and Silk Effects® Plus women’s shaving systems; and the Hydro, Quattro, Xtreme 3®, Slim Twin®, Slim Triple®, Skintimate and Extra3™ disposables. SWS has over 100 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.
In 2007, we acquired Playtex Products, Inc. (“Playtex”), a leading manufacturer and marketer of well-recognized brands such as Playtex® feminine care products, Wet Ones® pre-moistened wipes, and Banana Boat® and Hawaiian Tropic® sun care products, thereby expanding our branded consumer products portfolio.
In 2009, we completed the acquisition of the Edge® and Skintimate® shave preparation brands from S.C. Johnson & Son, Inc., adding market leading United States (“U.S.”) shave preparation brands to our existing wet shave product portfolio. In 2010, we completed the acquisition of American Safety Razor, LLC (“ASR”), a leading global manufacturer of private label and value wet shaving razors and blades and specialty blades.
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
In recent years, we have entered the men’s grooming and skin care markets through several acquisitions. On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited (“Bulldog”), a men’s grooming and skincare company based in the United Kingdom (“U.K.”). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a men’s luxury skincare company based in the U.S. Finally, on September 2, 2020, we completed the acquisition of Cremo Holding Company, LLC (“Cremo”), one of the strongest and fastest growing masstige brands in men’s grooming, offering a complete line of beard, hair, body wash, shave prep and skin care products. These more recent acquisitions have created opportunities to expand our personal care portfolio into the growing, global grooming category, and have allowed us to leverage our international geographic footprint.

Our Business Segments and Product Strategies
We manage our business in three operating segments: Wet Shave, Sun and Skin Care, and Feminine Care. The Company previously had an All Other segment that consisted primarily of our infant and pet care products business that was sold in December 2019. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring initiatives and other items that are not representative of management’s view on how segment performance is evaluated. Information regarding the product portfolios of these segments is included within the following discussion. Financial information regarding each of our reportable segments, as well as other geographical information, is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 of Notes to Consolidated Financial Statements included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
During 2017, we launched our first direct-to-consumer site in the U.S. and see continued growth opportunities across direct-to-consumer platforms across markets in North America, Europe, and Asia.
In 2021, we relaunched Schick Hydro Skin Comfort™ with innovation led by the Stubble Eraser™ and includes four new razors including a Sensitive Razor, Dry Skin Razor, Slim Head Sensitive Razor, and a 4-in-1 Groomer.
In the U.S., Canada and Japan, we sell market-leading shave preparation products, including shaving gels and creams under the Edge, Skintimate and Shave Guard brands.
We also manufacture, distribute and sell a complete line of private label and value-priced wet shaving disposable razors, shaving systems and replacement blades. These wet shave products are sold primarily under a retailer’s store name or under our value brand names such as Personna.

Sun and Skin Care
Sun and Skin Care products are sold under the Banana Boat, Hawaiian Tropic, Bulldog®, Jack Black®, Cremo® and Wet Ones brand names. We market Sun Care products under the Banana Boat and Hawaiian Tropic brands and believe these brands, on a combined basis, hold a leading market share position in the U.S. sun care category. We compete across the full spectrum of Sun Care categories: general protection, sport, kids, baby, tanning and after sun. Outside of the U.S., we believe we are also the leading Sun Care manufacturer in Australia and Mexico. We expect to continue to drive our worldwide business through product innovation, increased distribution and geographic expansion.
We offer Wet Ones antibacterial hand wipes, the leader in the U.S. portable hand wipes category. We have grown our portfolio of hygiene products to include Wet Ones plus alcohol sanitizing wipes and Wet Ones hand sanitizer gel.
We have acquired a portfolio of men’s grooming skin care products that have grown under our direction. Our Bulldog skincare products are purpose-built for men and were created to work simply and efficiently while dealing with issues specific to men’s skin. Since acquiring Bulldog, we have expanded sales geographically and are committed to further growth and distribution for the brand. We acquired the Jack Black brand to obtain a footprint in the luxury men’s skincare market and we will use resources at our disposal to grow the Jack Black brand globally. Finally, we further expanded our portfolio of men’s skincare and grooming brands with the acquisition of Cremo, a masstige brand in men’s grooming that offers a complete line of “barber quality” beard, hair and skin care products.

Feminine Care
In Feminine Care, we market products under the Playtex, Stayfree, Carefree and o.b. brands. We offer tampons under the Playtex Gentle Glide® 360°®, Playtex Sport®, Playtex and o.b. brands, including the Playtex Sport compact tampon launched in 2017. We also market pads and liners under the Stayfree and Carefree brands. We believe we are one of the top two manufacturers of feminine care products in North America, with unique, competitive product technologies and well-known brands that address complementary consumer needs. We intend to continue to invest in innovation in our feminine care brands.

Competition
The personal care product categories are highly competitive, both in the U.S. and globally, as large manufacturers with global operations and new entrants attempting to disrupt the market compete for consumer acceptance and increasingly limited retail shelf space. Competition is based upon several factors, including brand perception, product performance, customer service and price and promotion. The continued growth in online sales also puts additional competitive pressure on our Company.

Wet Shave
The global shaving products category is comprised of wet shave blades and razors, electric shavers and shaving gels and creams. With our established brands and product lines and global presence, we believe we compete effectively in this market. Our principal competitors in the global wet shave business are: The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment; Bic Group, which is expanding beyond its historical strength in the disposable segment; and Dorco, which competes primarily in the private label segment. We also compete with newer entrants to the Wet Shave market for both direct-to-consumer online and traditional retail shelf space including Unilever (Dollar Shave Club brand), Harry's, Perio (Barbasol and PureSilk brands), Beiersdorf (Nivea branded women’s wet shave product in Germany) and numerous other online start-ups.

Sun and Skin Care
The markets for sun and skin care are also highly competitive, characterized by the frequent introduction of new products accompanied by major advertising and promotional programs. Our competitors in these markets consist of a large number of domestic and foreign companies, including Bayer AG and Johnson & Johnson.
The market for sun care products is also characterized historically by global growth and is impacted by trends in skin care. With our balanced sun care portfolio, depth of sun care formulation expertise and global presence, we believe we compete effectively and have more than doubled our international sun care business since acquiring the Banana Boat and Hawaiian Tropic brands in 2008. We intend to continue to compete by driving product innovation, building differentiated brand equity and focusing on in-store visibility.
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

Feminine Care
The markets for feminine care and other personal products is characterized by large manufacturers with global presence, as well as new market entrants, and is likewise very competitive, with a large number of domestic and foreign competitors, including The Procter & Gamble Company and Kimberly Clark Corp. With our acquisition of the Stayfree, Carefree and o.b. brands, we expanded our presence within the feminine care product category and became one of the top two manufacturers in North America. We compete by having a portfolio of well-known brands that address complementary consumer needs.

Sales and Distribution
Our products are marketed primarily through a direct sales force and supplemented by strategic exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and larger markets in Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses to our Company. In several countries where we do not have dedicated commercial organizations, we utilize third-party distributors and wholesalers. As a result of increased competition through the expansion of online markets, we have established e-commerce operations across several business lines, including global Schick.com websites providing men’s and women’s shaving products, Bulldog direct to consumer sites, Jack Black direct to consumer sites, and an acceleration of e-commerce sales in China through our partnership with T-Mall. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, and military stores.
Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Walmart Inc. and its subsidiaries (“Walmart”), as a group, account for more than 10% of our consolidated annual net sales. Walmart accounted for approximately 21% of our net sales in fiscal 2021. Purchases by Walmart included products from all of our segments. Target Corporation represented approximately 11% of net sales for our Sun and Skin Care segment and 10% for our Feminine Care segment, respectively.
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

Sources and Availability of Raw Materials
The principal raw materials used in our products include steel, various plastic resins, plastic based components, textile fibers and non-woven fabrics, organic and inorganic chemicals, soap-based lubricants and plastic-pulp based packaging. These materials are sourced on a regional or global basis, as applicable, and are generally available from multiple sources. Price and availability of our raw materials fluctuate over time. While we have confidence our supply assurance plans adequately support our current operational needs, we cannot predict the future with certainty. Both price and supply are subject to risk from global socio- and macroeconomic influences such as, but not limited to, force majeure, loss or impairment to key manufacturing sites, transportation, government regulation, currency or other unforeseen circumstances. In the past, we have avoided significant interruption in the availability of our input materials and believe our extensive experience in procurement allows us to manage these risks effectively.

Patents, Technology and Trademarks
We own a number of U.S. and international trademarks, which we consider of substantial importance and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Edgewell™, Schick, Schick Hydro, Schick Hydro Silk, Hydro Connect™, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Protector™, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Cremo, Gentle Glide, Sport, Sport Level Protection™, Wet Ones, Stayfree, Carefree and o.b. As a result of the Playtex acquisition, we also own royalty-free licenses in perpetuity to the Playtex trademark in the U.S. and in many international jurisdictions related to certain feminine hygiene and other products but excluding certain baby care and apparel-related products. We consider the protection of our trademarks to be important to our business.
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

As of September 30, 2021, we owned, either directly or beneficially, approximately 460 unexpired U.S. patents, which have a range of expiration dates from October 2021 to January 2, 2039, and we had approximately 54 pending U.S. patent applications. We routinely prepare additional patent applications for filing in the U.S. and actively pursue foreign patent protection in various countries. As of September 30, 2021, we owned, either directly or beneficially, approximately 1,313 foreign patents, having a range of expiration dates from October 2021 to August 2045, and we had approximately 103 pending patent applications in foreign countries.
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

Governmental Regulation and Environmental Matters
We are subject to various federal, state, local and foreign laws and regulations by governmental agencies intended to protect the public health and environment, including those governing the manufacture, use, discharge and disposal of hazardous materials, labeling and notice requirements related to consumer exposure to certain chemicals, and requirements for the recycling of our products and their packaging. These agencies include, but are not limited to (i) the U.S. Food and Drug Administration (the “FDA”) and equivalent international agencies that regulate ingredients in consumer products; (ii) the U.S. Environmental Protection Agency (“EPA”) and equivalent international agencies that regulate our manufacturing facilities; and (iii) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries, such as the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulations in the European Union (the “E.U.”).
Contamination has been identified at certain of our current and former facilities, as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the EPA, state agencies and private parties seeking contribution that we have been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and, as a result, we may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. In addition to potential costs to clean up our own properties, we may also be required to share in the cost of cleanup with respect to state-designated sites and certain international locations.
The amount of our ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material adverse effect on our total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change or other factors.
The U.S. Toxic Substances Control Act of 1976 (“TSCA”) and similar laws in other jurisdictions are intended to ensure that chemicals do not pose unreasonable risks to human health or the environment. TSCA requires the EPA to maintain the TSCA registry listing chemicals manufactured or processed in the United States. Chemicals not listed on the TSCA registry cannot be imported into or sold in the U.S. until registered with the EPA. TSCA also sets forth specific reporting, recordkeeping and testing rules for chemicals, including requirements for the import and export of certain chemicals, as well as other restrictions relevant to our business. Pursuant to these laws, the EPA from time to time issues Significant New Use Rules, or SNURs, when it identifies new uses of chemicals that could pose risks to human health or the environment and also requires pre-manufacture notification of new chemical substances that do not appear on the TSCA registry. When we import chemicals into the U.S., we must ensure that chemicals appear on the TSCA registry prior to import, participate in the SNUR process when a chemical we import requires testing data and report to the EPA information relating to quantities, identities and uses of imported chemicals.
Many European countries, as well as the E.U, have been very active in adopting and enforcing environmental regulations. As such, it is possible that new regulations may increase the risk and expense of doing business in such countries.

REACH requires manufacturers and importers of chemical substances to register such substances with the European Chemicals Agency, or the ECHA, and enables European and national authorities to track such substances. Depending on the amount of chemical substances to be manufactured or imported, and the specific risks of each substance, REACH requires different sets of data to be included in the registration submitted to the ECHA. Registration of substances with the ECHA imposes significant recordkeeping requirements that can result in significant financial obligations for companies such as ours to import products into Europe. REACH is accompanied by legislation regulating the classification, labeling and packaging of chemical substances and mixtures.
We believe that our facilities and products are in substantial compliance with current laws and regulations.

Human Capital

Employee Profile
At Edgewell, we are committed first and foremost to people: our employees, the consumers who use our products, the suppliers and retailers who partner with us, and the communities in which we operate. As of September 30, 2021, we had approximately 6,900 employees, with 2,100 based in the U.S. Certain of our employees are represented by unions or works councils. We have cultivated a culture that is centered around our guiding purpose of Making Useful Things Joyful, supported by a set of values and behaviors that guide organizational actions and decisions, such as a focus on diversity, equity and inclusion through our sustainability program.
Our foundational values of “People first,” “Move forward,” “Listen up and speak up” and “Own it together” support a culture of celebration, agility, authenticity and collaboration. This culture promotes trust and teamwork, which results in bold and aggressive goals, smart risks and an environment where innovation and ideation thrives. During the past year, we reinforced our foundational values through several key initiatives:
•We revamped our performance management process with increased accountability to live by our values by incorporating a new ‘360-degree Values Assessment’ to ensure we evaluate each teammate’s performance not only on the results achieve, but on how they achieve them;
•We launched an internal recognition platform, InspireJOY, to recognize those exhibiting our values through recognition awards from managers and peers; and
•To strengthen our “Listen up and speak up” value, we incorporated open, live Q&As in our All Hands meetings to promote transparency between employees and executive leaders.

Employee Wellness
The COVID-19 pandemic presented an opportunity to demonstrate our “People first” value through the institution of paid pandemic leave for our US manufacturing teams. This policy covers lost wages due to taking time off for childcare or to self-quarantine, or for team members with underlying conditions, and has been utilized by approximately 80% of our US manufacturing team members through September 2021. For our office-based employees, we scheduled numerous “Take a Break” days throughout the past year to augment the existing holiday schedule and provide additional time away from the office for focus on personal well-being without having to take personal time off.
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
Ensuring a positive, purposeful working experience for our employees that is reflective of our purpose and values is central to our business operations. We continually monitor employee retention rates and believe our progressive human resources policies, learning and development, talent acquisition, workplace health and safety, and community engagement and support activities enable us to attract and retain key personnel.

Diversity, Equity and Inclusion
We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports the global workforce, consumers and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Our diversity, equity and inclusion (DEI) principles are also reflected in our employee training, and in particular with respect to our policies against harassment, bullying and the elimination of bias in the workplace. We continue to enhance our DEI policies which are guided by our executive leadership team.
During 2021, we advanced our focus on DEI through many specific actions including:
•Our CEO joined the CEO Action for Diversity & Inclusion™, pledging Edgewell to take additional actions to continue cultivating a workplace where diverse perspectives and experiences are welcomed and respected and where employees feel encouraged to discuss DEI;
•We joined the Board Diversity Action Alliance, an organization taking action to increase the representation of racially and ethnically diverse directors on corporate boards;
•We appointed a Director of DEI who is leading and advancing our global DEI strategy aimed at building an inclusive culture;
•We launched Teammate Resource Groups focused on increasing representation of and building an inclusive culture for women and multicultural employees; and
•Over 90% of our employees that are Directors and above attended training in mitigating bias in hiring and performance evaluations.
Edgewell’s Sustainable Care 2030 is our ambitious strategy that will enable us to sustain and grow our business while inspiring a world where the joy of caring for yourself is balanced with caring for our shared planet and society. Unveiled in 2020, Sustainable Care 2030 includes key commitments and targets across our brands, operations and supply chain, as well as our workforce and communities. Overall, DEI is an important part of our sustainability strategy with a focus on sustaining the safety and well-being of our employees, the people who use our products, the partners with whom we work and the communities we serve. We will build upon the commitments outlined in our Sustainable Care 2030 strategy to promote an open and inclusive culture where everyone is treated fairly and with respect so that we can retain and attract the best talent.

Employee Recognition and Talent Development
We understand that to attract and retain great people, we must listen to and engage them regularly. Each year, we conduct an anonymous employee engagement survey to gauge our progress and identify the areas in the employee experience where we excel and areas for improvement. For the survey conducted in Summer 2021, our overall positivity score was 71% with 3,800 employees interacting with the survey.
We continue to build robust new learning and career development programs, which in fiscal year 2021 included the roll-out of our Spark Growth program. Every People Manager across our company has now graduated from the program – a total of nearly 900 employees. The program has better equipped our People Managers to develop employees, engage in career discussions, and maximize employee performance and potential. This will not only support the learning and growth of People Managers, but also ensure that our leaders effectively enable our employees to do their best work and to support career aspirations and mobility within the organization.
In addition to global themes, our employee experience results identified diverse priorities at the functional, country and team levels. Our goal is to support our People Managers in taking accountability for their results and to empower them to make changes at a local level to improve the employee experience.

Executive Officers
Set forth below are the names and ages as of September 30, 2021, and current positions of our executive officers.

Name	Age	Title
Rod R. Little	52	Chief Executive Officer
Daniel J. Sullivan	52	Chief Financial Officer
Paul R. Hibbert	52	Chief Supply Chain Officer
John N. Hill	58	Chief Human Resources Officer
Marisa B. Iasenza	52	Chief Legal Officer and Corporate Secretary
Eric O’Toole	54	President, North America
Nick Powell	54	President, International
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
Nick Powell has served as President, International since June 1, 2020. Mr. Powell had previously served as VP Europe and Latin America from April 2018 through May 2020; VP Europe, Middle East and Africa from 2017 through 2018; and VP North Europe from 2015 to 2017. Prior to this experience, he was also Area Business Director and Managing Director for Energizer Holdings and Schick-Wilkinson Sword.

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

Macroeconomic Conditions and Related Risk Factors
The COVID-19 pandemic has affected how we are operating our respective businesses, and the duration and extent to which this will impact our future results of operations remains uncertain.
The Novel Coronavirus 2019 (“COVID-19”) pandemic and efforts to control its spread have materially affected how we and our partners and suppliers are operating our businesses. Specifically, we could continue to experience disruptions in our manufacturing and supply chain operations, commodity volatility (cost and availability), and the availability, retention, and cost of the labor force. Outside of these potential cost impacts, there continues to be a risk of changing consumer behavior and category demands driven by COVID-19 uncertainty, that could impact our net sales. It is not clear what long-term effects the COVID-19 pandemic will have on our business, including the effects on our customers. If we are not able to respond to and manage the impact of the COVID-19 pandemic effectively we may continue to experience unfavorable impacts on our operations. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.

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
The categories in which we operate are largely mature and highly competitive, both in the U.S. and globally, as a number of companies compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, as well as increasing retailer concentration, our retailer customers, including online retailers, frequently seek to obtain pricing concessions or better trade terms, resulting in either reduction of our margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:
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

Legal, Regulatory, Tax and Other Risks
Our business is subject to increasing global regulation, including product related regulations and environmental regulations, that may expose us to significant liabilities.
The manufacturing, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation. For example, a number of our products are regulated by health authorities both in the U.S. and in the E.U. (such as the U.S. Food and Drug Administration), and by consumer protection organizations (such as the U.S. Consumer Product Safety Commission). These regulatory frameworks focus on our ingredients as well as the safety and efficacy of our products. Similarly, the advertising and marketing of our products is regulated by agencies such as the U.S. Federal Trade Commission. All of these regulatory frameworks exist at the federal, state and local level in the U.S. as well as in foreign countries where we sell our products. New or more restrictive regulations or more restrictive interpretations of existing regulations are likely and could lead to additional compliance costs and could have an adverse impact on our business. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
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

Our Company may be named a party to legal proceedings that can result in significant expenses, fines and reputational damage.
In the ordinary course of business, the Company and its subsidiaries are subject to numerous claims and lawsuits involving various issues such as patent disputes, product liability claims and claims that our product manufacturing, sales, and marketing practices violate various consumer protection laws both in the United States and internationally. Litigation, in general, and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these matters may include large numbers of plaintiffs, may involve parties seeking large or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. While the Company believes it has substantial defenses in these matters, it is not feasible to predict the ultimate outcome of litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, including matters where the Company could be held jointly and severally liable among other defendants.

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
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and diversity, equity and inclusion. We could fail, or be perceived to have failed, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions, which standards and assumptions could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Adverse incidents related to corporate citizenship or sustainability matters could impact the value of our brands, the cost of our operations, and our relationships with existing and future investors, which could have a material adverse effect on our business.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
The vast majority of our total net sales are from products bearing proprietary trademarks and brand names. In addition, we own or license from third parties a considerable number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the U.S., the laws of some other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. Our intellectual property rights could be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition or decreased royalties, either of which could negatively impact our operating results. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands which may harm our sales.

Legislative changes in applicable tax laws, policies and regulations or unfavorable resolution of tax matters may result in additional tax liabilities, which could adversely impact our cash flows and results of operations.
Our businesses are subject to taxation in the U.S. and multiple foreign jurisdictions. The impact of any legislative tax law, policy or regulation changes by federal, state, local and foreign authorities may result in additional tax liabilities which could adversely impact our cash flows and results of operations. Significant estimation and judgment are required in determining our provisions for taxes in the U.S. and jurisdictions outside the U.S. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities, and although we believe our tax positions are defensible and our tax provision estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our income tax provisions and accruals. The unfavorable resolution of any audits or litigation could have an adverse impact on future operating results and our financial condition. More aggressive and assertive tax collection policies, particularly in jurisdictions outside the U.S., may increase the costs of resolving tax issues and enhance the likelihood that we will have increased tax liabilities going forward. In addition, international tax reform remains a priority with the Organization for Economic Cooperation and Development’s Action Plan on Base Erosion & Profit Shifting and other proposed foreign jurisdictional tax law changes. Given the uncertainty of the possible changes and their potential interdependency, we are unable to determine the net consolidated impact of changes in global tax legislation, if any.

Our financial results could be adversely impacted by the U.K.’s departure from the E.U.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” The U.K. officially exited the E.U. on January 31, 2020, however, negotiations between the U.K. and E.U. regarding the separation remain ongoing. On December 24, 2020, the E.U. and the U.K. agreed on the final terms of a trade and cooperation agreement relating to their relationship following Brexit. This trade and cooperation agreement covers, among other things, tariffs and quotas on goods, labor and social standards, environmental protection matters, tax transparency and customs provisions. The trade agreements are being continually reviewed and updated and any changes to the trading relationship between the U.K. and the E.U. may result in increased cost of goods imported into and exported from the U.K. which may decrease the profitability of our operations in the U.K. and elsewhere. For fiscal 2021, net sales of our U.K. operations were 4% of our consolidated net sales. These and other potential implications of Brexit could adversely affect our business and financial results.

Information Technology and Systems
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

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.
Our systems and networks, as well as those of our retailer customers, suppliers, service providers, and banks, may become the target of advanced cyber-attacks or information security breaches which will pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of data of our Company, employees, customers or consumers, and disrupt our operations or damage our facilities or those of third parties. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, we are continually increasing our attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our Company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. As a result, a cyber-attack could negatively impact our net sales and increase our operating and capital costs. In addition, our employees frequently access our suppliers’ and customers’ systems and we may be liable if our employees are the source of any breaches in these third-party systems. It could also damage our reputation with retailer customers and consumers and diminish the strength and reputation of our brands or require us to pay monetary penalties.

Business and Operational Risk Factors
Loss of any of our principal customers could significantly decrease our sales and profitability.
Walmart, together with its subsidiaries, is our largest customer, accounting for approximately 21% of our net sales in fiscal 2021. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.

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
In the normal course of business, we may initiate projects which change our manufacturing footprint or our operations in order to gain production efficiencies and reduce costs. The execution of cost savings initiatives may present a number of significant risks, including:
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
As of September 30, 2021, our debt level was approximately $1.3 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.

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
Our businesses are conducted on a worldwide basis, with nearly 43% of our sales in fiscal 2021 arising outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:
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
The funding obligations for our pension plans are impacted by the performance of the financial markets, interest rates and governmental regulations. While the pension benefit earned to date by active participants under our legacy U.S. pension plan was frozen effective January 1, 2014, and retirement service benefits no longer accrue under this retirement program, our pension obligations are expected to remain significant. If the investment of plan assets does not provide the expected long-term returns, if interest rates or other assumptions change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make additional pension contributions which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2021, we owned or leased 57 properties, 27 in the U.S. and 30 globally. Ten of these properties are used as production plants consisting of 1.8 million square feet that is owned and 0.9 million square feet that is leased. Five of these plants are located in the U.S., and five are in other countries. Six of these plants are used exclusively by our Wet Shave segment, one by our Feminine Care segment, two by our Sun and Skin Care segment and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 12 warehouses consisting of 1.4 million square feet that is owned and 1.3 million square feet that is leased. We operate from 35 different offices throughout the world, totaling 0.4 million square feet, all of which are leased, and includes our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.

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
See also the discussion captioned “Governmental Regulation and Environmental Matters” and “Legal, Regulatory, Tax and Other Risks” included within Item 1. Business of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Edgewell common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “EPC.”
There were approximately 5,507 shareholders of record of our common stock as of October 31, 2021.

Issuer Purchases of Equity Securities
In January 2018, our Board of Directors approved an authorization to repurchase up to 10.0 million shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. The following table sets forth the purchases of our Company’s securities by our Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	2,391	$43.56	—	9,750,000
August 1, 2021 to August 31, 2021	—	$—	—	9,750,000
September 1, 2021 to September 30, 2021	3,405	$42.78	—	9,750,000
(1)5,796 shares purchased during the quarter relate to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions.
During fiscal 2021, we repurchased 250,000 shares of common stock under the share repurchase authorization from January 2018 for $9.2 million. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2021, we repurchased 116,247 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Performance Graph
The following graph compares the cumulative five-year total return provided to shareholders of Edgewell Personal Care Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions) is assumed to have been made in our common stock and in each of the indices on September 30, 2016 and its relative performance is tracked through September 30, 2021. These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock, nor is our historical common stock price performance necessarily indicative of our future common stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Edgewell Personal Care Company, the S&P Midcap 400 Index, and the S&P Household Products Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/16
9/17
9/18
9/19
9/20
9/21
Edgewell
S&P Midcap 400
S&P Household Products

    * $100 invested on September 30, 2016 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/16	9/17	9/18	9/19	9/20	9/21
Edgewell Personal Care Company	$100.00	$91.51	$58.14	$40.86	$35.06	$45.65
S&P Midcap 400	$100.00	$115.70	$130.10	$124.69	$119.91	$170.11
S&P Household Products	$100.00	$100.24	$96.52	$130.74	$145.03	$146.45

Item 6. Selected Financial Data.
The selected historical financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data.

(in millions, except per share data)

Statements of Earnings Data	Fiscal Year
	2021	2020	2019	2018	2017
Net sales	$2,087.3	$1,949.7	$2,141.0	$2,234.4	$2,298.4
Depreciation and amortization	87.1	88.8	93.8	97.6	96.2
Earnings (loss) before income taxes (2)	146.0	87.3	(390.3)	163.8	(52.9)

Net earnings (loss)	$117.0	$67.6	$(372.2)	$103.3	$5.7
Basic earnings (loss) per share	2.15	1.25	(6.88)	1.90	0.10
Diluted earnings (loss) per share	2.12	1.24	(6.88)	1.90	0.10

Balance Sheet Data	As of September 30,
	2021	2020	2019	2018	2017
Working capital (1)	$598.9	$473.1	$384.8	$234.2	$661.8
Property, plant and equipment, net	362.6	370.9	396.0	424.1	453.4
Total assets	3,674.6	3,540.9	3,420.9	3,953.3	4,188.8
Long-term debt	1,234.2	1,237.9	1,097.8	1,103.8	1,525.4
(1)Working capital represents current assets less current liabilities.
(2)Earnings (loss) before income taxes were impacted by the following items:

	Fiscal Year
	2021	2020	2019	2018	2017
Restructuring and related costs	$(30.1)	$(38.1)	$(55.6)	$(39.9)	$(30.3)
Cost of early retirement of long-term debt	(26.1)	(26.2)	—	—	—
Acquisition and integration costs	(8.4)	(39.8)	(6.7)	(5.2)	—
Sun Care reformulation costs	(1.1)	—	(2.8)	(25.3)	—
COVID-19 expenses	—	(4.3)	—	—	—
Gain on sale of Infant and Pet Care business	—	4.1	—	—	—
Feminine and Infant Care evaluation costs	—	(0.3)	(2.1)	—	—
Impairment charges	—	—	(570.0)	(24.4)	(319.0)
Investor settlement expense	—	—	(0.9)	—	—
Gain on sale of Playtex gloves assets	—	—	—	15.3	—
Pension settlement expense	—	—	—	(5.4)	—
Total	$(65.7)	$(104.6)	$(638.1)	$(84.9)	$(349.3)

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
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring charges, acquisition and integration costs, cost of early debt retirement, UK tax rate increase, impairment charges, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, investor settlement expenses, the disposition of the Infant and Pet Care business, the related tax effects of these items and the impact of the Tax Act. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events, including the Project Fuel restructuring and recent acquisitions and divestitures, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our non-GAAP measures:
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
•We utilize “adjusted” non-GAAP measures including gross profit, SG&A, operating income, income taxes, net earnings, and diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring charges, acquisition and integration costs, cost of early debt retirement, UK tax rate increase, impairment charges, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, investor settlement expenses, the disposition of the Infant and Pet Care business, and the impact of the Tax Act.
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

Significant Events
Acquisitions
On September 2, 2020, we completed the acquisition of Cremo, a premier men's grooming company in the U.S, in an all-cash transaction at a purchase price of $233.9. As a result of the acquisition, Cremo became a wholly owned subsidiary of the Company. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion on the Cremo acquisition.

Divestiture
On December 17, 2019, we completed the sale of our Infant and Pet Care business included in the All Other segment for $122.5 which included consideration for providing services for up to one year under a transition services agreement. For further information on the divestiture of the Infant and Pet Care business, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.

Goodwill and Intangible Asset Impairment
The Company performs an annual test for impairment of goodwill and indefinite-lived intangible assets. The annual test performed in the fourth quarter of fiscal 2021 and 2020, respectively, did not indicate that the Company’s goodwill and intangible assets had a fair value below the carrying value.
During the third quarter of fiscal 2019, we determined a triggering event had occurred following a decline in our market capitalization and share price. We performed an interim impairment analysis on all long-lived assets, including definite-lived intangibles, goodwill, and indefinite-lived intangible assets, using financial information through June 30, 2019 and forecasts for cash flows developed using our three-year strategic plan. The interim impairment review was performed. The results of the impairment review indicated the carrying value of the goodwill of the Wet Shave, Infant Care, and Skin Care reporting units were greater than their respective fair values, resulting in a non-cash goodwill impairment of $369.0, $37.0, and $2.0, respectively. Additionally, the carrying value of the Wet Ones and Diaper Genie trade names were greater than the fair values and resulted in non-cash impairments of the indefinite-lived intangible assets of $87.0 and $75.0, respectively. We performed an assessment in the fourth quarter of fiscal 2019 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. We did not identify any indication of a triggering event that would indicate the existence of additional impairment of the reporting units, indefinite-lived intangible assets, and definite-lived intangible assets.
Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements for further discussion on the annual impairment test.

Project Fuel
Project Fuel was an enterprise-wide transformational initiative that was launched in the second fiscal quarter of 2018, to address all aspects of our business and cost structure, simplifying and transforming the organization, structure and key processes. Project Fuel facilitated further re-investment in our growth strategy while enabling us to achieve our desired future state operations.
Fiscal 2021 Project Fuel related gross savings were approximately $68, bringing final cumulative gross savings for the program to approximately $280. The savings generated during the project are being used to fuel investments and brand building in strategic growth initiatives, mitigate operational cost headwinds from inflation and other rising input costs and improve the overall profitability and cash flow of the Company.
Restructuring and related charges were $30.1 for fiscal 2021, bringing final cumulative charges to $163.7 for the project.
Capital expenditures for Project Fuel were $13.6 for fiscal 2021 bringing cumulative capital expenditures to $71.7 for the project.
For further information on our restructuring projects, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

Executive Summary
Following is a summary of key results for fiscal 2021, 2020 and 2019. Net earnings and diluted earnings per share (“EPS”) for the time periods presented were impacted by restructuring charges, acquisition and integration costs, cost of early debt retirement, UK tax rate increase, impairment charges, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, investor settlement expenses, the disposition of the Infant and Pet Care business, the related tax effects of these items and the impact of the Tax Act. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are non-GAAP measures.

Fiscal 2021

•Net sales were $2,087.3, an increase of 7.1% from fiscal 2020, inclusive of a 2.9% increase due to the acquisition of Cremo, a 1.4% decrease due to the sale of the Infant and Pet Care business and a 1.9% increase due to currency movements. Organic net sales increased 3.7% for fiscal 2021 as compared to the prior year period, as growth in Wet Shave and Sun and Skin Care were partially offset by slight declines in Feminine Care.
•Net earnings for fiscal 2021 was $117.0, as compared to net earnings of $67.6 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings for fiscal 2021 increased 12.0% to $166.7. The increase was primarily driven by higher net sales attributable to a rebound from prior year COVID-19 declines. Increased net sales were offset by higher Advertising and sales promotion expense (“A&P”) in support of investments in critical commercial efforts compared to the prior year.
•Net earnings per diluted share during fiscal 2021 was $2.12 compared to earnings of $1.24 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share during fiscal 2021 were $3.02 compared to $2.73 in the prior year.

	Year Ended September 30, 2021
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$950.1	$391.2	$238.8	$146.0	$29.0	$117.0	$2.12
Restructuring and related costs	0.6	8.7	30.1	30.1	7.5	22.6	0.41
Acquisition and integration costs	1.3	7.1	8.4	8.4	2.1	6.3	0.12
Sun Care reformulation costs	1.1	—	1.1	1.1	0.3	0.8	0.01
Cost of early retirement of long-term debt	—	—	—	26.1	6.4	19.7	0.36
UK tax rate increase	—	—	—	—	(0.3)	0.3	—
Total Adjusted Non-GAAP	$953.1	$375.4	$278.4	$211.7	$45.0	$166.7	$3.02

GAAP as a percent of net sales	45.5%	18.7%	11.4%	GAAP effective tax rate		19.8%
Adjusted as a percent of net sales	45.7%	18.0%	13.3%	Adjusted effective tax rate		21.2%

	Year Ended September 30, 2020
	Gross Profit	SG&A	Operating Income	EBIT	Income Taxes	Net Earnings	Diluted EPS
GAAP — Reported	$880.9	$408.8	$176.0	$87.3	$19.7	$67.6	$1.24
Restructuring and related charges	0.2	13.3	38.1	38.1	8.7	29.4	0.54
Acquisition and integration costs	0.6	39.2	39.8	39.8	9.7	30.1	0.56
COVID-19 expenses	4.3	—	4.3	4.3	1.1	3.2	0.06
Feminine and Infant Care evaluation costs	—	0.3	0.3	0.3	0.1	0.2	—
Cost of early retirement of long-term debt	—	—	—	26.2	6.4	19.8	0.36
Gain on sale of Infant and Pet Care business	—	—	—	(4.1)	(2.6)	(1.5)	(0.03)
Total Adjusted Non-GAAP	$886.0	$356.0	$258.5	$191.9	$43.1	$148.8	$2.73

GAAP as a percent of net sales	45.2%	21.0%	9.0%	GAAP effective tax rate		22.6%
Adjusted as a percent of net sales	45.4%	18.3%	13.3%	Adjusted effective tax rate		22.5%

	Year Ended September 30, 2019
	Gross Profit	SG&A	Operating Income	EBIT	Income Taxes	Net Earnings	Diluted EPS
GAAP — Reported	$966.6	$372.0	$243.8	$(390.3)	$(18.1)	$(372.2)	$(6.88)
Impairment charges	—	—	—	570.0	65.3	504.7	9.33
Restructuring and related charges	0.6	8.6	55.6	55.6	12.4	43.2	0.80
Acquisition and integration costs	—	6.7	6.7	6.7	1.6	5.1	0.09
Sun Care reformulation costs	2.8	—	2.8	2.8	0.7	2.1	0.04
Feminine and Infant Care evaluation costs	—	2.1	2.1	2.1	0.5	1.6	0.03
Investor settlement expense	—	0.9	0.9	0.9	0.2	0.7	0.01
Impact of dilutive shares	—	—	—	—	—	—	(0.01)
Income tax reform	—	—	—	—	(3.6)	3.6	0.07
Total Adjusted Non-GAAP	$970.0	$353.7	$311.9	$247.8	$59.0	$188.8	$3.48

GAAP as a percent of net sales	45.1%	17.4%	11.4%	GAAP effective tax rate		4.6%
Adjusted as a percent of net sales	45.3%	16.5%	14.6%	Adjusted effective tax rate		23.8%

Operating Results
The following table presents changes in net sales for fiscal 2021 and 2020, as compared to the corresponding prior year period, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Net sales - prior year	$1,949.7		$2,141.0
Organic	72.1	3.7%	(94.9)	(4.4)%
Impact of Infant and Pet Care sale	(26.8)	(1.4)%	(93.4)	(4.4)%
Impact of Cremo acquisition	56.0	2.9%	4.5	0.2%
Impact of currency	36.3	1.9%	(7.5)	(0.3)%
Net sales - current year	$2,087.3	7.1%	$1,949.7	(8.9)%
For fiscal 2021, net sales increased 7.1% on a reported basis. Organic net sales increased 3.7% versus the prior year. The increase in organic net sales was largely driven by improving consumption across all categories and strong growth in Sun Care, Women’s Shave and Men’s Grooming. Organic net sales increased in North America by 5.2% while International organic net sales increased by 1.4%.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $950.1 in fiscal 2021, as compared to $880.9 in fiscal 2020. Gross margin as a percent of net sales for fiscal 2021 was 45.5%, up 30 basis points as compared to fiscal 2020. Adjusted gross margin as a percent of sales increased by 30 basis points compared to fiscal 2020, driven by Project Fuel related savings and favorable pricing and promotion, partially offset by increased commodity and labor costs.

Selling, General and Administrative Expense
SG&A was $391.2 in fiscal 2021, or 18.7% of net sales, as compared to $408.8 in fiscal 2020, or 21.0% of net sales. Adjusted SG&A as a percent of net sales decreased 30 basis points compared to fiscal 2020 as stronger cost control and the benefit of sales leverage more than offset investments made in increased talent and capabilities and unfavorable foreign currency fluctuations.

Advertising and Sales Promotion Expense
For fiscal 2021, A&P was $241.5, up $25.3 as compared to fiscal 2020. A&P as a percent of net sales was 11.6% for fiscal 2021, compared with 11.1% in fiscal 2020. The increase in A&P was the result of investments in and focus on critical commercial efforts supporting the Schick Hydro relaunch, Schick Stubble Eraser® product launch, Skintimate campaign, Men’s systems development in Japan, increased support for the Sun Care business and the inclusion of Cremo brand investments. Fiscal 2020 had reduced A&P expense as a result of the COVID-19 pandemic.

Research and Development Expense
Research and development expense (“R&D”) increased to $57.8 in fiscal 2021, compared to $55.3 in fiscal 2020. As a percent of net sales, R&D was approximately 2.8% in both fiscal 2021 and fiscal 2020.

Interest Expense Associated with Debt
Interest expense associated with debt for fiscal 2021 was $67.9, an increase of $6.7 as compared to fiscal 2020. The increase in interest expense was the result of higher average outstanding debt and a higher weighted interest rate, primarily as a result of the issuance of the 5.5% $750 Senior Notes due 2028 issued in May 2020 (the “2028 Notes”).
In addition to the interest expense associated with debt, we incurred $26.1 of costs for the early retirement of the $500 Senior Notes due 2022 in fiscal 2021.

Other (Income) Expense, Net
Other (income) expense, net was income of $1.2 in fiscal 2021 compared to expense of $5.4 in fiscal 2020. The favorable movement was largely related to foreign currency movements and lower pension benefit expense, partially offset by unfavorable hedge settlements.

Income Tax Provision (Benefit)
Income taxes, which include federal, state and foreign taxes, were 19.8%, 22.6% and 4.6% of Earnings (loss) before income taxes in fiscal 2021, 2020 and 2019, respectively.
The effective income tax rate for fiscal 2021 for operations was 19.8% as compared to 22.6% in the prior year. On an adjusted basis, the effective tax rate for fiscal 2021 was 21.2% compared to 22.5% in the prior year. The fiscal 2021 effective tax rate reflects a more favorable mix of foreign earnings while fiscal 2020 includes the unfavorable impact of the sale of the Infant and Pet Care business.

	2021
	Reported	Adjustments	Adjusted (Non-GAAP)
Earnings before income taxes	$146.0	$65.7	$211.7
Income tax provision	29.0	16.0	45.0
Net earnings	$117.0	$49.7	$166.7

Effective tax rate	19.8%		21.2%

	2020
	Reported	Adjustments	Adjusted (Non-GAAP)
Earnings before income taxes	$87.3	$104.6	$191.9
Income tax provision	19.7	23.4	43.1
Net earnings	$67.6	$81.2	$148.8

Effective tax rate	22.6%		22.5%

	2019
	Reported	Adjustments	Adjusted (Non-GAAP)
(Loss) earnings before income taxes	$(390.3)	$638.1	$247.8
Income tax (benefit) provision	(18.1)	77.1	59.0
Net (loss) earnings	$(372.2)	$561.0	$188.8

Effective tax rate	4.6%		23.8%

Our effective tax rate is highly sensitive to the mix of countries from which earnings or losses are derived. Declines in earnings in lower tax rate jurisdictions, earnings increases in higher tax rate jurisdictions, or repatriation of foreign earnings or operating losses in the future could increase future tax rates. Additionally, adjustments to prior year tax provision estimates could increase or decrease future tax provisions.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, costs associated with restructuring charges, acquisition and integration costs, cost of early debt retirement, COVID-19 pandemic expenses, impairment charges, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, Sun Care reformulation costs, investor settlement expenses, the disposition of the Infant and Pet Care business and the amortization and impairment of intangible assets. The exclusion of such changes from segment results reflects management’s view on how it evaluates segment performance. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.
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
The following tables present changes in segment net sales and segment profit for fiscal 2021 and 2020, as compared to the corresponding prior year periods, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of Segment profit to Earnings (loss) before income taxes, see Note 18 of Notes to Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Net sales - prior year	$1,162.3		$1,250.1
Organic	26.6	2.3%	(83.2)	(6.7)%
Impact of currency	27.0	2.3%	(4.6)	(0.3)%
Net sales - current year	$1,215.9	4.6%	$1,162.3	(7.0)%
Wet Shave net sales for fiscal 2021 increased 4.6%, inclusive of a 2.3% increase due to currency movements. Organic net sales increased $26.6, or 2.3%, primarily driven by significantly higher volumes and slightly favorable price mix. The increase in organic net sales was driven by growth in Women’s systems, partially offset by declines in Men’s systems and Shave Preps. Women’s systems growth included increases in Intuition, Skintimate and Hydro Silk, while Men’s systems saw growth in Hydro and Bulldog, partially mitigating declines in other brands. By region, North America and International organic net sales both increased by 2.3%.

Segment Profit - Wet Shave
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Segment profit - prior year	$206.2		$246.5
Organic	8.9	4.3%	(37.9)	(15.4)%
Impact of currency	5.9	2.9%	(2.4)	(0.9)%
Segment profit - current year	$221.0	7.2%	$206.2	(16.3)%
Wet Shave segment profit for fiscal 2021 was $221.0, up $14.8 or 7.2%, inclusive of the impact of currency movements. Organic segment profit increased $8.9, or 4.3%. The increase in segment profit was driven by higher volumes, particularly in Women’s systems and disposables, partially offset by higher A&P in support of Men’s Hydro and Women’s Skintimate razors and unfavorable operating costs driven by higher freight and commodity prices.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Net sales - prior year	$462.0		$463.1
Organic	59.0	12.8%	(3.1)	(0.7)%
Impact of Cremo acquisition	56.0	12.1%	4.5	1.0%
Impact of currency	8.3	1.8%	(2.5)	(0.5)%
Net sales - current year	$585.3	26.7%	$462.0	(0.2)%
Sun and Skin Care net sales for fiscal 2021 increased 26.7%, inclusive of a 12.1% increase from the Cremo acquisition and a 1.8% increase due to currency movements. Organic net sales increased $59.0, or 12.8%, primarily due to increased Sun Care sales as Banana Boat and Hawaiian Tropic both had double digit growth, rebounding from declines in the prior year due to the COVID-19 pandemic, which resulted in travel disruption during the summer vacation season. Organic growth in Men’s grooming of 14.8% was driven by favorable volumes in Jack Black and Bulldog. Wet Ones sales grew as a result of price, with volumes flat compared to the prior year.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Segment profit - prior year	$69.1		$80.4
Organic	19.2	27.8%	(11.7)	(14.6)%
Impact of Cremo acquisition	8.9	12.9%	1.1	1.4%
Impact of currency	1.5	2.1%	(0.7)	(0.9)%
Segment profit - current year	$98.7	42.8%	$69.1	(14.1)%
Sun and Skin Care segment profit for fiscal 2021 was $98.7, an increase of 42.8% compared to the prior year, inclusive of a 12.9% increase from the Cremo acquisition and a 2.1% increase from currency movements. Organic segment profit increased $19.2, or 27.8% driven by increased net sales and gross margin from favorable volumes of Sun Care products and pricing for Sun Care and Wet Ones, partially offset by higher freight and materials costs.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Net sales - prior year	$298.6		$308.1
Organic	(13.5)	(4.5)%	(9.1)	(3.0)%
Impact of currency	1.0	0.3%	(0.4)	(0.1)%
Net sales - current year	$286.1	(4.2)%	$298.6	(3.1)%
Feminine Care net sales for fiscal 2021 decreased $12.5, or 4.2%, inclusive of a 0.3% increase due to currency movements. Organic segment net sales decreased $13.5, or 4.5%, driven by overall category declines, lost distribution, and the impact of the prior year pantry loading.

Segment Profit - Feminine Care
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Segment profit - prior year	$52.3		$48.3
Organic	(15.7)	(30.0)%	4.1	8.5%
Impact of currency	0.6	1.1%	(0.1)	(0.2)%
Segment profit - current year	$37.2	(28.9)%	$52.3	8.3%
Feminine Care segment profit for fiscal 2021 was $37.2, a decrease of $15.1, or 28.9%, inclusive of currency impacts. The decrease is primarily due to unfavorable gross margin from lower sales volumes across all products, unfavorable cost mix due to higher material costs and higher warehouse and distribution costs.

All Other
The Infant and Pet Care business divestiture, completed in December 2019, disposed of the entirety of the operations of the All Other segment. The results below represent the impact of the divestiture to segment performance:

Net Sales - All Other
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Net sales - prior year	$26.8		$119.7
Organic	—	—%	0.5	0.4%
Impact of Infant and Pet Care business sale	(26.8)	(100.0)%	(93.4)	(78.0)%
Impact of currency	—	—%	—	—%
Net sales - current year	$—	(100.0)%	$26.8	(77.6)%

Segment Profit - All Other
For the Years Ended September 30,
	2021	%Chg	2020	%Chg
Segment profit - prior year	$3.1		$11.7
Organic	—	—%	0.5	4.3%
Impact of Infant and Pet Care business sale	(3.1)	(100.0)%	(9.1)	(77.8)%
Impact of currency	—	—%	—	—%
Segment profit - current year	$—	(100.0)%	$3.1	(73.5)%

General Corporate and Other Expenses

	Fiscal Year
	2021	2020	2019
General corporate and other expenses	$56.5	$54.9	$57.3
Restructuring and related costs	30.1	38.1	55.6
Cost of early retirement of long-term debt	26.1	26.2	—
Acquisition and integration planning costs	8.4	39.8	6.7
Sun Care reformulation costs	1.1	—	2.8
Feminine and Infant Care evaluation costs	—	0.3	2.1
COVID-19 expenses	—	4.3	—
Gain on sale of Infant and Pet Care business	—	(4.1)	—
Impairment charges	—	—	570.0
Investor settlement expense	—	—	0.9
General corporate and other expenses	$122.2	$159.5	$695.4
% of net sales	5.9%	8.2%	32.5%
For fiscal 2021, general corporate expenses were $56.5, an increase of $1.6 as compared to fiscal 2020. Fiscal 2020 general corporate expenses decreased $2.4 when compared to fiscal 2019. The increase in general corporate expenses in fiscal 2021 relates to additional benefit and incentive payments, partially offset by savings from Project Fuel and reduced consulting and legal fees.
The Company incurred expenses associated with the early retirement of the $500 Senior Notes due 2022 and $600 Senior Notes due 2021, including the recognition of remaining debt issuance costs and interest expense in the second quarter of fiscal 2021 and third quarter of fiscal 2020, respectively. Acquisition and integration costs incurred in fiscal 2021 and the fourth quarter of fiscal 2020 were related to the acquisition of Cremo, which was completed in September 2020. Additionally, the Company incurred expenses, primarily legal, consulting and financing costs, associated with the termination of the Harry’s acquisition in the first half of fiscal 2020.

Liquidity and Capital Resources
To date, COVID-19 has not had a significant impact on our liquidity or capital resources. However, the ongoing COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At September 30, 2021, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,276.5 at September 30, 2021, including $26.5 tied to variable interest rates. Our total borrowings at September 30, 2020 were $1,271.1. We had outstanding international borrowings, recorded within Notes payable, of $26.5 and $21.1 as of September 30, 2021 and September 30, 2020, respectively.
Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, typically resulting in higher net sales and increased cash generation in the second and third quarter of each fiscal year. While we cannot reasonably estimate the full impact COVID-19 will have on our cash flows, we believe our cash on hand, cash flows from operations and borrowing capacity under our U.S. Revolving Credit Facility due 2025 (the “Revolving Credit Facility”) will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending, and liquidity needs.

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
In fiscal 2022, we expect our total capital expenditures to be in the range of $60 to $70 primarily related to both maintenance of and productivity efforts across manufacturing facilities, new product development and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2021, we contributed $4.9 to our pension and postretirement plans. Due to the election of certain terms of the American Rescue Plan Act, we are not required to make any cash contributions to our pension and postretirement plans in fiscal 2022.

Debt Covenants
The Revolving Credit Facility governing our outstanding debt at September 30, 2021 contains certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants, and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0. In addition, under the Revolving Credit Facility, the ratio of our EBITDA to total interest expense must exceed 3.0 to 1.0. If we fail to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross-defaults on our other borrowings. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the Revolving Credit Facility allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP.
As of September 30, 2021, we were in compliance with the provisions and covenants associated with the Revolving Credit Facility.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2021	2020	2019
Net cash from (used by):
Operating activities	$229.0	$232.6	$190.6
Investing activities	(48.7)	(196.4)	(45.5)
Financing activities	(65.4)	(18.7)	(63.8)
Effect of exchange rate changes on cash	(0.4)	5.6	(6.1)
Net increase (decrease) in cash and cash equivalents	$114.5	$23.1	$75.2

Operating Activities
Cash flow from operating activities was $229.0 in fiscal 2021, as compared to $232.6 in fiscal 2020. The slight decrease in fiscal 2021 was primarily a result of net cash outflow from working capital in the current period compared to an inflow from working capital changes in the prior year period, partially offset by improved earnings compared to the prior year period.

Investing Activities
Cash flow used by investing activities was $48.7 in fiscal 2021 as compared to $196.4 in fiscal 2020. During fiscal 2021, we collected $7.5 of proceeds from the sale of the Infant and Pet Care business, compared to $95.8 in the prior year. Capital expenditures were $56.8 and $47.7 during fiscal 2021 and 2020, respectively. Additionally, other investing cash inflows related to the collection of receivables from our $150 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”) totaled $2.6 and $4.3 during fiscal 2021 and 2020, respectively, as a result of collections on the deferred purchase price of accounts receivables sold. During fiscal 2020, we completed the acquisition of Cremo for $233.6 and a minority investment of a direct-to-consumer company totaling $13.8.

Financing Activities
Net cash used by financing activities was $65.4 in fiscal 2021 as compared to $18.7 in fiscal 2020. During fiscal 2021, we repurchased $9.2 of our common stock under our 2018 Board authorization to repurchase our common stock. The Company repaid its 2022 Senior Notes with the proceeds received from the issuance of the 2029 Senior Notes, together with cash on hand. Additional financing cash outflows incurred were related to costs of early debt retirement of the 2022 Senior Notes totaling $26.1 and debt issuance costs of $6.5. Dividend payments totaled $25.6 in fiscal 2021. Additionally, cash flows associated with the Accounts Receivable Facility were inflows of $2.4 during fiscal 2021 compared to financing outflows of $11.2 in the prior year period. In the prior year period, the Company replaced its 2021 Senior Notes in the amount of $600 with the 2028 Senior Notes in the amount of $750. Early debt retirement costs incurred in connection with the repayment of the 2021 Senior Notes totaled $26.2 and debt issuance costs totaling $11.7. The Company had net repayments of its Revolving Credit Facility during fiscal 2020 totaling $117.0.

Share Repurchases
In January 2018, our Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. During fiscal 2021, we repurchased 0.3 shares of our common stock for $9.2. We have 9.7 shares remaining available for purchase under the January 2018 Board authorization. As a part of our capital allocation strategy, we plan to implement a more consistent approach to share repurchases and intend to repurchase approximately $300 in shares of our common stock over the next three fiscal years. Additionally, we intend to enter into a Rule 10b5-1 trading plan to facilitate the repurchase of our common shares in accordance with this share repurchase program.
During fiscal 2021, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
Since November 15, 2021, we repurchased 0.2 shares of common stock on the open market for $7.4. We have 9.6 shares remaining available for purchase under the January 2018 Board authorization.

Dividends
On August 5, 2021, the Company’s Board of Directors (the “Board”) declared a cash dividend of $0.15 per share of common stock outstanding. The dividend was paid on October 5, 2021 to holders of record as of the close of business on September 9, 2021. Dividends declared during fiscal 2021 totaled $33.7. Payments made for dividends during fiscal 2021 totaled $25.6.
On November 4, 2021, the Board declared a quarterly cash dividend of $0.15 per common stock outstanding for the fourth fiscal quarter. The dividend is payable January 6, 2022 to stockholders of record as of the close of business on December 3, 2021.

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
On June 23, 2016, the U.K held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” The U.K. officially exited the E.U. on January 31, 2020, however, negotiations between the U.K. and E.U. regarding the separation remain ongoing. On December 24, 2020, the E.U. and the U.K. agreed on the final terms of a trade and cooperation agreement related to their relationship following Brexit. Future impacts on our U.K. operations and financial results will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
Generally, a weaker British pound as compared to the U.S. dollar during a reporting period causes the local currency results of our U.K. operations to be translated into fewer U.S. dollars. Historically, our hedging strategy has included hedging a portion of our exposure to the British pound, thereby reducing our currency risk. We routinely monitor and evaluate this strategy based on risk and will adjust as necessary to minimize exposure to fluctuations in exchange rates related to our U.K. operations. For fiscal 2021, net sales of our U.K. operations were 4% of our consolidated net sales.

Commitments and Contingencies
Contractual Obligations
We have significant contractual obligations to fulfill our business operations including the repayment of short and long term debt, periodic interest payments, minimum levels of pension funding, and other obligations including payments for various leases of real estate, vehicles, and equipment, and minimum fixed costs to be paid to third party logistics vendors. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2021, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.

Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, local and foreign laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks, and waste handling and disposal. Accrued environmental costs at September 30, 2021 were $11.8. It is difficult to quantify with reasonable certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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

Revenue Recognition
We derive revenue from the sale of our products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of the goods,. Discounts are offered to customers for early payment, and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products, as detailed below. Reserves are established and recorded in cases where the right of return does exist for a particular sale.
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
We record sales at the time that control of goods passes to the customer. The terms of these sales vary, but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by us; and (5) collectability is reasonably assured. Simultaneously with the sale, we reduce Net sales and Cost of products sold and reserve amounts on the Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions, based on climate and other factors. However, the majority of returns occur in the U.S. from September through January, following the summer Sun Care season. We estimate the level of Sun Care returns as the Sun Care season progresses, using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors, including weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2021 Sun Care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $3.4 and our reported operating income by $3.2. At September 30, 2021 and 2020, our reserve on the Consolidated Balance Sheet for returns was $52.7 and $44.8, respectively.

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

Pension Plans and Other Postretirement Benefits
The determination of our obligation and expense for pension and other postretirement benefits is dependent on certain assumptions developed by us and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate, the expected long-term rate of return on plan assets, and future salary increases, where applicable. Actual results that differ from assumptions made are recognized on the balance sheet and subsequently amortized to earnings over future periods. Significant differences in actual experience or significant changes in macroeconomic conditions resulting in changes to assumptions may materially affect pension and other postretirement obligations. In determining the discount rate, we use the yield on high-quality bonds that coincide with the cash flows of our plans’ estimated payouts. For our U.S. plans, which represent our most significant obligations, we use the Mercer yield curve in determining the discount rates.
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
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2021, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $5.1. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher pension obligations, respectively. A one percentage point decrease in the discount rate would increase pension obligations by approximately $82.5 at September 30, 2021.
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

Share-Based Compensation
We award restricted stock equivalents (“RSE”), which generally vest over two to four years. The fair value of each grant is estimated on the date of grant based on the current market price of our shares of common stock.
We also award performance restricted stock equivalents (“PRSE”) which may provide for the issuance of common stock to certain managerial staff and executive management if specified performance or market targets are achieved. The recipient of the PRSE award may earn a total award ranging from 0% to 200% of the target award.
For PRSE awards with performance conditions, the fair value of each grant is estimated on the date of grant based on the current market price of our shares of common stock. The total amount of compensation expense recognized reflects the initial assumption that target performance goals will be achieved. Compensation expense may be adjusted during the life of the performance grant based on management’s assessment of the probability that performance goals will be achieved. If such goals are not met or it is determined that achievement of performance goals is not probable, compensation expense is adjusted to reflect the reduced expected payout level. If it is determined that the performance goals will be exceeded, additional compensation expense is recognized.
For PRSE awards based on market conditions, the fair value is estimated on the grant date using a Monte Carlo simulation. The payout for PRSE awards with market conditions are assessed by comparing our total shareholder return (“TSR”) during a certain three year period to the respective TSRs of companies in a selected performance peer group.
Non-qualified stock options (“share options”) are granted at the market price of our common stock on the grant date and generally vest ratably over three years. We calculate the fair value of total share-based compensation for share options using the Black-Scholes option pricing model, which utilizes certain assumptions and estimates that have a material impact on the amount of total compensation cost recognized in our consolidated financial statements, including the expected term, expected stock price volatility, risk-free interest rate and expected dividends. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified or there is a change in the number of awards expected to forfeit prior to vesting.
Further detail on Share-Based Payments is included in Note 13 of Notes to Consolidated Financial Statements.

Valuation of Long-Lived Assets
We periodically evaluate our long-lived assets, including property, plant and equipment, goodwill, and intangible assets, for potential impairment indicators. Judgments regarding the existence of impairment indicators, including lower than expected cash flows from acquired businesses, are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. We estimate fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital, and discount rates, which would affect the impairment calculation.
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
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements, or assets recorded at estimated fair value in business combinations for which there was no corresponding tax basis adjustment.
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
During the fourth quarter of fiscal 2021, we performed an annual test for impairment of goodwill on each of our reporting units. We elected to perform a qualitative test of goodwill impairment for the Feminine Care reporting unit. Taking into account the excess fair value over carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results relative to the amounts projected in the prior quantitative test, we determined it was not more likely than not that the fair value of the reporting unit is less than the carrying amount. For the Wet Shave, Sun Care, and Skin Care reporting units, we elected to perform a quantitative impairment test in fiscal 2021. As part of the quantitative goodwill impairment test, we estimated the fair value of each reporting unit using both market and income approaches of valuation. The income approach utilizes the discounted cash flow method and incorporates significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. The projections for future cash flows are generated using our company’s strategic plan to determine a five-year period of forecasted cash flows and operating data. The market approach uses the guideline public company method to calculate the value of each reporting unit based on the operating data of similar assets from competing publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The multiples are adjusted given the specific characteristics of the reporting unit including its position in the market relative to the guideline companies and applied to the reporting unit’s operating data to arrive at an indication of value.

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
The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth and operating margins based upon our strategic plan. The assumptions used for the annual goodwill impairment test for fiscal year 2021 include terminal growth rates ranging from 0.25% to 2.50% and a weighted-average cost of capital of 9.0%.
Our annual impairment testing date was July 1, 2021, and the valuation indicated there was no impairment of the goodwill of the tested reporting units. The results of the valuation indicated that all reporting units had a fair value that exceeded its carrying value by more than 30%.
We evaluate the fair value of indefinite-lived intangible assets annually in conjunction with the goodwill impairment test. Our assessment of intangible assets that have an indefinite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment.
During the fourth quarter of fiscal 2021, we elected to complete a qualitative assessment for impairment of indefinite lived trade names, except for the Banana Boat trade name, for which we completed a quantitative assessment. There were no significant events nor adverse trends that indicated any of the indefinite lived intangible assets were impaired during the fourth quarter of fiscal 2021.
We tested the Banana Boat trade name for impairment by performing a quantitative assessment to estimate the fair value. The estimated fair value was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates regarding future revenue and operating margin growth, and discount rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets.
The valuation of the Banana Boat trade name had no indication of impairment as of the annual testing date on July 1, 2021. The impairment analysis performed in fiscal 2021 indicated that the Banana Boat trade name had a fair value that exceeded its carrying value by greater than 40%.
Future changes in the judgment, assumptions and estimates that are used in our impairment testing could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The assumptions used for the annual valuation for indefinite-lived intangible assets for fiscal year 2021 include a terminal growth rate of 2.50% and a weighted-average cost of capital of 9.5%.
The annual impairment analysis performed in fiscal 2021 did not indicate that impairment existed in the reporting units or indefinite lived trade names.

Recently Issued Accounting Standards
Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion regarding recently issued accounting standards and their estimated impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
($ in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, interest rates, and our stock price. The following risk management discussion and the estimated amounts generated from the sensitivity analysis are forward-looking statements of market risk, assuming certain adverse market conditions occur. Company policy allows derivatives to be used only for identifiable exposures and, therefore, we do not enter into hedges for trading purposes where the sole objective is to generate profits.

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

Derivatives Designated as Cash Flow Hedging Relationships
At September 30, 2021, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax gain of $3.3 and an unrealized pre-tax loss of $3.0 at September 30, 2021 and 2020, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss (“AOCI”). Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2021 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2021 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal year 2023. There were 64 open foreign currency contracts at September 30, 2021 with a notional value of approximately $129.2.
For further information on our derivatives designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Derivatives Not Designated as Cash Flow Hedging Relationships
Our foreign subsidiaries enter into internal and external transactions in the ordinary course of business that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency result in an exchange gain or loss recorded in Other (income) expense, net. The primary currency to which our foreign subsidiaries are exposed is the U.S. dollar.
To mitigate these balance sheet exposures we enter into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure; thus, they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in a gain of $2.3 and a loss of $0.5 for fiscal 2021 and 2020, respectively, which were recorded in Other (income) expense, net. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2021, with a notional value of approximately $42.0.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future, use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2021, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of September 30, 2021, our outstanding debt included $26.5 related to our international, variable-rate note payable. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $0.3.
The remaining outstanding debt as of September 30, 2021 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Item 8. Financial Statements and Supplementary Data.

Responsibility for Financial Statements
The preparation and integrity of the financial statements of Edgewell Personal Care Company (the “Company”) are the responsibility of its management. These statements have been prepared in conformance with generally accepted accounting principles(“GAAP”) in the United States of America, and in the opinion of management, fairly present the Company’s financial position, results of operations and cash flows.
The Company maintains accounting and internal control systems, which it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and a program of internal audits are important elements of these control systems.
The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management, internal audit and the independent auditors to discuss audit and financial reporting matters. To ensure independence, our auditor, PricewaterhouseCoopers LLP, has direct access to the Audit Committee.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edgewell Personal Care Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of earnings and comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2021 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Skin Care Reporting Unit

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill, net balance as of September 30, 2021 was $1,162.8 million, which includes $232.1 million related to the Skin Care reporting unit. Management evaluates goodwill annually for impairment in the fourth fiscal quarter, or when indicators of a potential impairment are present. The impairment assessment compares the carrying value of the reporting unit to the estimated fair value. In determining the estimated fair value of the reporting unit when performing a quantitative analysis, both the market approach and the income approach are considered in the valuation, and where appropriate, both methods will be used and weighted, unless appropriate market comparables are not available for a reporting unit. The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting unit included market data and market multiples, the discount rate and terminal growth rate, as well as future levels of revenue growth and operating margins, which are based upon the Company’s strategic plan.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Skin Care reporting unit is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions of future operating margin and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the Company’s Skin Care reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Skin Care reporting unit, (ii) evaluating the appropriateness of the income and market approaches, (iii) testing the completeness and accuracy of underlying data used in the income and market approaches, and (iv) evaluating the reasonableness of significant assumptions used by management related to operating margins and discount rates. Evaluating management’s assumptions related to the future operating margins and discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of the reporting unit, (ii) relevant industry forecasts and macroeconomic conditions, (iii) management’s historical forecasting accuracy, (iv) consistency with evidence obtained in other areas of the audit, and (v) management’s objectives and strategies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s income and market approaches and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 19, 2021

We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Fiscal Year
	2021	2020	2019
Net sales	$2,087.3	$1,949.7	$2,141.0
Cost of products sold	1,137.2	1,068.8	1,174.4
Gross profit	950.1	880.9	966.6

Selling, general and administrative expense	391.2	408.8	372.0
Advertising and sales promotion expense	241.5	216.2	250.9
Research and development expense	57.8	55.3	53.5
Restructuring charges	20.8	24.6	46.4
Operating income	238.8	176.0	243.8
Impairment charges	—	—	570.0
Gain on sale of Infant and Pet Care business	—	(4.1)	—
Cost of early retirement of long-term debt	26.1	26.2	—
Interest expense associated with debt	67.9	61.2	62.6
Other (income) expense, net	(1.2)	5.4	1.5
Earnings (loss) before income taxes	146.0	87.3	(390.3)
Income tax provision (benefit)	29.0	19.7	(18.1)
Net earnings (loss)	117.0	67.6	(372.2)

Earnings (loss) per share (Note 6):
Basic net earnings (loss) per share	2.15	1.25	(6.88)
Diluted net earnings (loss) per share	2.12	1.24	(6.88)

Statements of Comprehensive Income (Loss):
Net earnings (loss)	$117.0	$67.6	$(372.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.6	29.9	(36.7)
Pension and postretirement activity, net of tax of $17.1 in 2021, $6.3 in 2020, and ($19.4) in 2019	44.8	17.7	(49.5)
Deferred gain (loss) on hedging activity, net of tax of $2.0 in 2021, ($1.5) in 2020, and ($0.7) in 2019	4.3	(3.3)	(1.4)
Total other comprehensive income (loss), net of tax	54.7	44.3	(87.6)
Total comprehensive income (loss)	$171.7	$111.9	$(459.8)

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2021	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$479.2	$364.7
Trade receivables, less allowance for doubtful accounts of $6.9 and $8.2	150.7	158.8
Inventories	345.7	314.1
Other current assets	160.1	146.0
Total current assets	1,135.7	983.6
Property, plant and equipment, net	362.6	370.9
Goodwill	1,162.8	1,159.7
Other intangible assets, net	906.4	928.1
Other assets	107.1	98.6
Total assets	$3,674.6	$3,540.9

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—
Notes payable	26.5	21.1
Accounts payable	209.5	181.9
Other current liabilities	300.8	307.5
Total current liabilities	536.8	510.5
Long-term debt	1,234.2	1,237.9
Deferred income tax liabilities	129.0	102.5
Other liabilities	190.3	257.1
Total liabilities	2,090.3	2,108.0
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 and 65,251,989 issued; 54,369,714 and 54,355,183 outstanding	0.7	0.7
Additional paid-in capital	1,631.1	1,631.8
Retained earnings	865.7	782.4
Common shares in treasury at cost, 10,882,275 and 10,896,806	(776.3)	(790.4)
Accumulated other comprehensive loss	(136.9)	(191.6)
Total shareholders’ equity	1,584.3	1,432.9
Total liabilities and shareholders’ equity	$3,674.6	$3,540.9

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2021	2020	2019
Cash Flow from Operating Activities
Net earnings (loss)	$117.0	$67.6	$(372.2)
Adjustments to reconcile net earnings (loss) to net cash flow from operations:
Depreciation and amortization	87.1	88.8	93.8
Share-based compensation expense	27.3	19.2	17.8
Deferred income taxes	9.6	(2.9)	(59.6)
Deferred compensation payments	(9.3)	(8.7)	(7.5)
Loss on sale of assets	0.9	2.3	1.5
Gain on sale of Infant and Pet Care business	—	(4.1)	—
Cost of early retirement of long-term debt	26.1	26.2	—
Impairment charge	—	—	570.0
Other, net	(2.8)	1.0	(5.7)
Changes in current assets and liabilities from operations, net of effects of acquisitions:
Accounts receivable, net	3.7	66.3	(1.9)
Inventories	(28.8)	37.1	(35.0)
Other current assets	(13.8)	3.0	(14.7)
Accounts payable	25.4	(42.9)	(15.1)
Other current liabilities	(13.4)	(20.3)	19.2
Net cash from operating activities	229.0	232.6	190.6

Cash Flow from Investing Activities
Capital expenditures	(56.8)	(47.7)	(58.0)
Acquisitions, net of cash acquired	(0.3)	(233.6)	—
Proceeds from sale of Infant Care business	7.5	95.8	—
Investment in equity securities	—	(13.8)	—
Proceeds from sale of other assets	—	—	4.1
Collection of deferred purchase price from accounts receivable sold	2.6	4.3	9.7
Other, net	(1.7)	(1.4)	(1.3)
Net cash used by investing activities	(48.7)	(196.4)	(45.5)

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Fiscal Year
	2021	2020	2019
Cash Flow from Financing Activities
Cash proceeds from the issuance of Senior Notes due 2029	500.0	—	—
Cash payments on Senior Notes due 2022	(500.0)	—	—
Cash proceeds from the issuance of Senior Notes due 2028	—	750.0	—
Cash payments on Senior Notes due 2021	—	(600.0)	—
Cash proceeds from debt with original maturities greater than 90 days	—	50.0	434.0
Cash payments on debt with original maturities greater than 90 days	—	(167.0)	(324.0)
Term Loan repayment	—	—	(185.0)
Net increase in debt with original maturities of 90 days or less	4.2	3.0	5.8
Debt issuance costs for the Revolving Credit Facility	—	(3.6)	—
Debt issuance costs for Senior Notes due 2029	(6.5)	—	—
Debt issuance costs for Senior Notes due 2028	—	(11.7)	—
Cost of early retirement of long-term debt	(26.1)	(26.2)	—
Dividends paid	(25.6)	—	—
Repurchase of shares	(9.2)	—	—
Employee shares withheld for taxes	(4.2)	(2.0)	(3.0)
Net financing inflow (outflow) from the Accounts Receivable Facility	2.4	(11.2)	8.4
Other, net	(0.4)	—	—
Net cash used by financing activities	(65.4)	(18.7)	(63.8)

Effect of exchange rate changes on cash	(0.4)	5.6	(6.1)

Net increase in cash and cash equivalents	114.5	23.1	75.2
Cash and cash equivalents, beginning of period	364.7	341.6	266.4
Cash and cash equivalents, end of period	$479.2	$364.7	$341.6

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$61.0	$56.1	$60.6
Cash paid for income taxes, net	25.4	24.6	58.0

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 1, 2018	65.2	$0.7	(11.2)	$(819.2)	$1,628.3	$1,083.1	$(148.3)	$1,744.6
Net loss	—	—	—	—	—	(372.2)	—	(372.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(36.7)	(36.7)
Pension and postretirement activity	—	—	—	—	—	—	(49.5)	(49.5)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.4)	(1.4)
Impact of ASU 2016-16 (1)	—	—	—	—	—	3.9	—	3.9
Activity under share plans	—	—	0.2	15.4	(0.6)	—	—	14.8
Balance at September 30, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	67.6	—	67.6
Foreign currency translation adjustments	—	—	—	—	—	—	29.9	29.9
Pension and postretirement activity	—	—	—	—	—	—	17.7	17.7
Deferred loss on hedging activity	—	—	—	—	—	—	(3.3)	(3.3)
Activity under share plans	—	—	0.1	13.4	4.1	—	—	17.5
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9
Net earnings	—	—	—	—	—	117.0	—	117.0
Dividends declared to common shareholders	—	—	—	—	—	(33.7)	—	(33.7)
Foreign currency translation adjustments	—	—	—	—	—	—	5.6	5.6
Pension and postretirement activity	—	—	—	—	—	—	44.8	44.8
Deferred gain on hedging activity	—	—	—	—	—	—	4.3	4.3
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.3	23.3	(0.7)	—	—	22.6
Balance at September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$865.7	$(136.9)	$1,584.3
(1)Cumulative retained earnings adjustment for the adoption of ASU 2016-06, “Income Taxes - Intra-Entity Transfers of Assets Other than Inventory”.

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
The Company conducts its business in the following three segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Shave Guard and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s grooming products, and Wet Ones® products.
•Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree® and o.b.® brands.
Through December 2019, the Company also conducted business in its All Other segment which included infant care products, such as bottles, cups and pacifiers, sold under the Playtex®, OrthoPro® and Binky® brand names, as well as the Diaper Genie® and Litter Genie® disposal systems. The Company completed the sale of the Infant and Pet Care business in December 2019.

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
Acquisition of Cremo. On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC (“Cremo”), a men’s skincare products company based in the U.S. The results of Cremo for the post-acquisition period are included within the Company’s results since the acquisition date for the fiscal year ended September 30, 2021 and 2020. For more information on the acquisition, see Note 3 of Notes to Consolidated Financial Statements.
Sale of Infant and Pet Care assets. On December 17, 2019, the Company completed the sale of its Infant and Pet Care business which was included in the All Other segment through the date of the sale. The All Other segment will have no further operating results after the first quarter of fiscal 2020. Operations for the Company’s manicure kits were reclassified to the Sun and Skin Care segment for all periods presented as these products were not part of the divestiture. The impact of recasting the prior period segment information was not material. For more information on the sale of the Infant and Pet Care business, see Note 3 of Notes to Consolidated Financial Statements.

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
Gains and losses resulting from foreign currency transactions are included in Net earnings (loss). Foreign currency losses of $0.5, $10.5 and $3.9 during fiscal 2021, 2020 and 2019, respectively, were included within Other (income) expense, net. The Company uses foreign exchange (“FX”) instruments to reduce the risk of FX transactions as described below and in Note 16 of Notes to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate, and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments are selected based on their risk reduction attributes, costs, and related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2021.
At September 30, 2021, the Company had $26.5 of variable rate debt outstanding. In the past the Company has used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2021, the Company did not have any outstanding interest rate swap agreements.
For further discussion, see Note 11 and Note 16 of Notes to Consolidated Financial Statements.

Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2021, the Company had $479.2 in available cash and cash equivalents, a portion of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company’s subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

Inventories
Inventories are valued at the lower of cost or net realizable value, with cost generally determined using average cost or the first-in, first-out (“FIFO”) method.

Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows. Amortization expense associated with capitalized software was $4.5, $5.2, and $4.3 in fiscal 2021, 2020 and 2019, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net (“PP&E”) is stated at historical cost. PP&E acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the disposition are reflected in Net earnings (loss). Depreciation is generally provided on the straight-line basis by charges to earnings at rates based on estimated useful lives. Estimated useful lives range from two to 10 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $60.6, $66.3 and $69.9 in fiscal 2021, 2020 and 2019, respectively. Fiscal 2019 depreciation expense includes accelerated depreciation charges of $1.9 related to restructuring activities. See Note 4 of Notes to Consolidated Financial Statements for further information on restructuring charges.
Estimated useful lives are periodically reviewed and, when appropriate, changes are made and accounted for prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date. The quantitative analysis to test for impairment will estimate the fair value of each reporting unit (Wet Shave, Sun Care, Skin Care and Feminine Care) using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered in the valuation, and where appropriate, both methods will be used and weighted, unless appropriate market comparables are not available for a reporting unit.
Determining the fair value of a reporting unit requires the use of significant judgment, estimates, and assumptions. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that actual future earnings or cash flows of the reporting units will not vary significantly from these projections. The Company will monitor any changes to these assumptions and will evaluate the carrying value of goodwill as warranted during future periods.
The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, and operating margins, based upon the Company’s strategic plan.

The Company evaluates indefinite-lived intangible assets, which consist of trademarks and brand names used across the Company’s segments for impairment on an annual basis. Similar to goodwill, the impairment test can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the brand names including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date. The quantitative test will determine the fair value using one of two income approaches: (i) the multi-period excess earnings method and (ii) the relief-from-royalty method, both of which require significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies and estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. The Company estimated royalty rates based on operating profits of the brand.
Intangible assets with finite lives, and a remaining weighted-average life of approximately seven years, are amortized on a straight-line basis over expected lives of five to 20 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.
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

Revenue Recognition
Principal Revenue Streams and Significant Judgments
Our principal revenue streams can be divided into: (i) sale of personal care products primarily through retailers in North America; (ii) sale of personal care products through a combination of retailers and distributors internationally; and (iii) production and sale of private brands products in North America and internationally that are made to customer specifications.
Performance Obligations
The Company’s revenue is generated from the sale of its products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of goods to the customer. Discounts are offered to customers for early payment and an estimate of discounts is recorded as a reduction of Net sales in the same period as the sale. The Company’s standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products. Reserves are established and recorded in cases where the right of return exists for a particular sale.
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

Significant Judgments
The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but the following conditions are applicable to all sales: (i) the sales arrangement is evidenced by purchase orders submitted by customers; (ii) the selling price is fixed or determinable; (iii) title to the product has transferred; (iv) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (v) collectability is reasonably assured. Simultaneously with the sale, the Company reduces Net sales and Cost of products sold and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. The Company also allows for returns of other products under limited circumstances. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, the Company allows customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $52.7 and $44.8 at September 30, 2021 and September 30, 2020, respectively. The adoption of ASU 2014-09, which updated the guidance related to accounting for revenue from contracts with customers, required changes in the presentation of returns on the Consolidated Balance Sheet, namely that a return asset should be recognized for returns expected to be resold, measured at the carrying amount of goods at the time of sale, less the expected costs to recover the goods and any expected reduction in value.
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

Contract Balances
The timing of revenue recognition is based on completion of performance obligations through the transfer of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities were $0.6 and $1.4 at September 30, 2021 and September 30, 2020, respectively, and were classified within Other current liabilities on our Consolidated Balance Sheets. Substantially all of the amount deferred will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in its receivables portfolio determined by historical experience, specific allowances for known troubled accounts, and other currently available information.

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statements of Earnings and Comprehensive Income (Loss) includes advertising costs of $142.3, $121.2 and $137.9 for fiscal 2021, 2020 and 2019, respectively.

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

Income Taxes
The Company’s annual effective income tax rate is determined based on its pre-tax income (loss), statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires that certain items be included in its federal tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
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
The Company operates in multiple jurisdictions with complex tax and regulatory environments, which are subject to differing interpretations by the taxpayer and the taxing authorities. At times, the Company may take positions that management believes are supportable but are potentially subject to successful challenges by the appropriate taxing authority. The Company evaluates its tax positions and establishes liabilities in accordance with guidance governing accounting for uncertainty in income taxes. The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

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

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance applies to all financial instruments, including trade receivables, and requires the measurement of all expected credit losses for financial assets held at a reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. Previous guidance did not include forward-looking information. The Company adopted the standard effective as of October 1, 2020. The Company evaluates the creditworthiness of customers when negotiating contracts and, as trade receivables are short term in nature, the timing between recognition of a credit loss under existing guidance and the new guidance was not materially different for the Company.

In August 2018, the FASB issued ASU 2018-13, which adjusts disclosure requirements for fair value measurements. The guidance updates the disclosure requirements regarding leveling of fair value assets and the valuation of Level 3 fair value measurements. The update was effective for the Company beginning October 1, 2020 and early adoption was permitted. The Company believes that the standard did not result in material changes to its required disclosures.
In August 2018, the FASB issued ASU 2018-14, which modifies disclosure requirements for defined benefit pension plans and other post retirement plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The new standard was effective for the Company beginning October 1, 2020 and early adoption was permitted. The Company believes that the standard did not result in material changes to its required disclosures.
In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this standard require an entity that is the customer in a hosting arrangement to follow the guidance on internal-use software to determine which implementation costs to capitalize and which costs to expense. The standard also requires a customer to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. The new guidance requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The Company adopted the standard effective as of October 1, 2020 on a prospective basis. The Company notes the guidance has not had a material impact on its financial statements through fiscal 2021.

Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period when interim loss exceeds anticipated loss for the year, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this standard as of October 1, 2021. There was no cumulative effect adjustment recorded to retained earnings as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.

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
The Company used variations of the income approach in determining the fair value of intangible assets acquired in the Acquisition. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name and proprietary technology acquired. Our determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rates, customer attrition rates, and royalty rates. The Company believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.
The Company’s purchase price allocation included net assets of $234.6 and consisted of working capital and other net assets of $11.5 (including cash of $0.7), other intangible assets of $95.1, and goodwill of $128.0, representing the value of expansion into new markets and channels of trade. The acquired goodwill is deductible for tax purposes. The intangible assets acquired consisted primarily of the Cremo trade name, customer relationships, and product formulations with a weighted-average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted that the net sales and net earnings of Cremo from the beginning of fiscal 2020 through the date of the closing of the Acquisition were not material relative to the total net sales and net earnings of the Company during fiscal 2020, and thus pro-forma results for Cremo were not disclosed in accordance with Accounting Standards Codification 805. Acquisition and integration costs related to Cremo totaling $7.1 and $7.0 for the year ended September 30, 2021 and 2020, respectively, were included in SG&A on the Consolidated Statement of Earnings and Comprehensive Income. Additionally, acquisition costs of $1.3 and $0.6 were included in Cost of products sold for the year ended September 30, 2021 and 2020, respectively.
Sale of Infant and Pet Care Business
On December 17, 2019, the Company completed the sale of its Infant and Pet Care business included in the All Other segment for $122.5, which included consideration for providing services to the purchaser for up to one year under a transition services agreement. The Company received proceeds of $115.0, which includes consideration for providing support under the transition services agreement, with the remaining sales price receivable of $5.0 reported in current assets as of September 30, 2021. Total assets included in the sale were comprised of $18.8 of inventory, $3.6 of property, plant and equipment, and $77.8 of goodwill and intangible assets. The sale of the Infant and Pet Care business resulted in a gain of $4.1 in the Company’s 2020 Consolidated Statement of Earnings. The gain on the sale was net of expenses incurred to facilitate the closing of the transaction and in support of the transition services agreement.

Note 4 - Restructuring Charges
Project Fuel
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. However, the estimated impact of allocating such charges to segment results for fiscal 2021, 2020, and 2019 would have been as follows:

	Fiscal 2021
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$1.5	$0.1	$—	$—	$7.8	$9.4
Asset impairment and accelerated depreciation	1.1	—	—	—	—	$1.1
Consulting, project implementation and management and other exit costs	2.7	0.2	0.3	—	16.4	19.6
Total Restructuring	$5.3	$0.3	$0.3	$—	$24.2	$30.1

	Fiscal 2020
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$0.3	$—	$—	$7.6	$8.1
Asset impairment and accelerated depreciation	1.7	—	—	—	—	$1.7
Consulting, project implementation and management and other exit costs	9.5	0.8	0.4	—	17.6	28.3
Total Restructuring	$11.4	$1.1	$0.4	$—	$25.2	$38.1

	Fiscal 2019
	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Corporate	Total
Project Fuel
Severance and related benefit costs	$12.3	$2.2	$1.2	$0.5	$7.3	$23.5
Asset impairment and accelerated depreciation	3.1	—	—	—	1.1	$4.2
Consulting, project implementation and management and other exit costs	4.8	—	—	—	23.1	27.9
Total Restructuring	$20.2	$2.2	$1.2	$0.5	$31.5	$55.6
Consulting, project implementation and management and other exit costs include pre-tax SG&A associated with certain information technology enablement expenses and compensation expenses related to Project Fuel of $8.7, $13.3, and $8.6 for fiscal 2021, 2020, and 2019, respectively. Asset impairment and accelerated depreciation includes pre-tax Cost of products sold associated with inventory obsolescence related to Project Fuel of $0.6 and $0.2 for fiscal 2021 and 2020, respectively. Project-to-date restructuring costs inclusive of information technology enablement charges and inventory obsolescence totaled $163.7.

Restructuring Reserves
The following table summarizes Project Fuel activities and related accruals:

				Utilized
	October 1, 2020	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2021
Restructuring
Severance and termination related costs	$4.3	$9.4	$—	$(11.8)	$—	$1.9
Asset impairment and accelerated depreciation	—	1.1	—	—	(1.1)	—
Other related costs	1.1	19.6	—	(17.1)	—	3.6
Total Restructuring	$5.4	$30.1	$—	$(28.9)	$(1.1)	$5.5

				Utilized
	October 1, 2019	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2020
Restructuring
Severance and termination related costs	$8.2	$8.1	$0.1	$(12.1)	$—	$4.3
Asset impairment and accelerated depreciation	—	1.7	—	—	(1.7)	—
Other related costs	1.3	28.3	—	(28.5)	—	1.1
Total Restructuring	$9.5	$38.1	$0.1	$(40.6)	$(1.7)	$5.4
(1)Includes the impact of currency translation.

On September 29, 2021 the Company announced changes within the commercial organization to position itself to better enable growth, increase agility and innovation, execute a more consumer-centric strategy, and improve manufacturing and supply chain efficiency. For fiscal 2022, the Company expects to incur one-time charges of approximately $17 associated with these initiatives.

Note 5 - Income Taxes
The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2021	2020	2019
Currently payable:
United States - Federal	$(3.1)	$1.2	$16.1
State	(0.1)	2.3	4.1
Foreign	22.6	19.1	21.7
Total current	19.4	22.6	41.9
Deferred:
United States - Federal	7.9	(2.8)	(52.4)
State	0.3	0.5	(7.0)
Foreign	1.4	(0.6)	(0.6)
Total deferred	9.6	(2.9)	(60.0)
Income tax provision (benefit)	$29.0	$19.7	$(18.1)

The source of pre-tax earnings (loss) was:

	Fiscal Year
	2021	2020	2019
United States	$(11.5)	$(27.4)	$(415.6)
Foreign	157.5	114.7	25.3
Pre-tax earnings (loss)	$146.0	$87.3	$(390.3)

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2021		2020		2019
Computed tax at federal statutory rate	$30.7	21.0%	$18.3	21.0%	$(81.9)	21.0%
State income taxes, net of federal tax benefit	0.8	0.6	1.0	1.1	(13.5)	3.5
Foreign tax less than the federal rate	(9.0)	(6.2)	(5.6)	(6.4)	15.8	(4.1)
Adjustments to prior years’ tax accruals	(4.3)	(2.9)	(0.5)	(0.5)	(1.5)	0.4
Other taxes including repatriation of foreign earnings	8.9	6.1	8.2	9.4	7.9	(2.0)
Impairment	—	—	—	—	46.8	(12.0)
Sale of Infant and Pet Care business	—	—	1.6	1.8	—	—
Uncertain tax positions	(0.8)	(0.6)	(4.4)	(5.1)	(0.5)	0.1
Tax reform	—	—	—	—	3.6	(1.0)
Other, net	2.7	1.8	1.1	1.3	5.2	(1.3)
Total	$29.0	19.8%	$19.7	22.6%	$(18.1)	4.6%

The deferred tax assets and deferred tax liabilities recorded on the balance sheet were as follows, and include current and noncurrent amounts:

	September 30,
	2021	2020
Deferred tax liabilities:
Depreciation and property differences	$(26.6)	$(28.4)
Intangible assets	(192.5)	(180.1)
Lease liabilities	(14.9)	(11.4)
Other tax liabilities	(9.4)	(8.6)
Gross deferred tax liabilities	(243.4)	(228.5)
Deferred tax assets:
Accrued liabilities	52.8	47.2
Deferred and share-based compensation	15.4	16.1
Tax loss carryforwards and tax credits	8.2	11.6
Postretirement benefits other than pensions	1.5	1.6
Pension plans	40.2	53.1
Inventory differences	3.2	5.0
Lease right of use assets	15.0	11.4
Other tax assets	8.5	11.7
Gross deferred tax assets	144.8	157.7
Valuation allowance	(9.4)	(8.5)
Net deferred tax liabilities	$(108.0)	$(79.3)
There were no material tax loss carryforwards that expired in fiscal 2021. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not expected to be material from 2022 through 2024. The valuation allowance is primarily attributable to tax loss carryforwards and certain deferred tax assets impacted by the deconsolidation of the Company’s Venezuelan subsidiaries.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post-retirement obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. As of September 30, 2021, approximately $840.3 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Unrecognized tax benefits activity is summarized below:

	2021	2020	2019
Unrecognized tax benefits, beginning of year	$21.8	$25.5	$20.7
Additions based on current year tax positions and acquisitions	1.7	1.8	9.4
Reductions for prior year tax positions and dispositions	—	(1.7)	(0.4)
Settlements with taxing authorities and statute expirations	(2.5)	(3.8)	(4.2)
Unrecognized tax benefits, end of year	$21.0	$21.8	$25.5
Included in the unrecognized tax benefits noted above was $19.7 of uncertain tax positions that would affect the Company’s effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.
The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $4.3 of interest, (net of the deferred tax asset of $0.7) at September 30, 2021, and $4.1 of interest, (net of the deferred tax asset of $0.6) at September 30, 2020. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company’s tax returns.
The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 30 foreign jurisdictions where the Company has operations. U.S. federal income tax returns for tax years ended September 30, 2018 and after remain subject to examination by the Internal Revenue Service (the “IRS”). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2012. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

U.S. Tax Reform
On December 22, 2017, the U.S. government enacted the Tax Act. This new comprehensive tax legislation reduces the U.S. federal corporate tax rate from 35% to 21% but also limits and/or eliminates certain deductions while creating new taxes on certain foreign sourced earnings. For fiscal 2019, the discrete tax adjustment for the one-time transition tax on foreign earnings was $3.6.
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings (loss) per share calculation:

	Fiscal Year
	2021	2020	2019

Basic weighted-average shares outstanding	54.4	54.3	54.1
Effect of dilutive securities:
RSE awards	0.8	0.3	—
Total dilutive securities	0.8	0.3	—
Diluted weighted-average shares outstanding	55.2	54.6	54.1

For fiscal 2021, 2020 and 2019, the calculation of diluted weighted-average shares outstanding excludes 0.9, 0.7 and 0.5, respectively, of share options because the effect of including these awards was anti-dilutive. For fiscal 2020, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards because the effect of including these awards was anti-dilutive. For fiscal 2019, the calculation of diluted weighted-average shares outstanding excludes 0.1 of RSE awards that would have otherwise been dilutive, because the Company reported a net loss.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2020	$967.2	$356.8	$206.7	$1,530.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2020	$598.2	$354.8	$206.7	$1,159.7

Changes in the twelve months ended September 30, 2021
Cremo acquisition measurement period adjustment	$—	$0.3	$—	$0.3
Cumulative translation adjustment	0.3	0.5	2.0	$2.8

Gross balance at September 30, 2021	$967.5	$357.6	$208.7	$1,533.8
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at September 30, 2021	$598.5	$355.6	$208.7	$1,162.8

	Wet Shave	Sun and Skin Care	Feminine Care	All Other	Total
Gross balance at October 1, 2019	$960.3	$228.3	$207.0	$69.6	$1,465.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at October 1, 2019	$591.3	$226.3	$207.0	$8.2	$1,032.8

Changes in the twelve months ended September 30, 2020
Acquisition of Cremo	—	127.7	—	—	127.7
Infant and Pet Care divestiture	—	—	—	(8.2)	(8.2)
Cumulative translation adjustment	6.9	0.8	(0.3)	—	7.4

Gross balance at September 30, 2020	$967.2	$356.8	$206.7	$61.4	$1,592.1
Accumulated goodwill impairment	(369.0)	(2.0)	—	(61.4)	(432.4)
Net balance at September 30, 2020	$598.2	$354.8	$206.7	$—	$1,159.7

Total amortizable intangible assets were as follows:

	September 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and brands	$256.2	$57.7	$198.5	$256.2	$45.4	$210.8
Technology and patents	79.1	75.8	3.3	79.1	75.3	3.8
Customer related and other	221.2	117.4	103.8	219.9	107.8	112.1
Total amortizable intangible assets	$556.5	$250.9	$305.6	$555.2	$228.5	$326.7

Amortization expense for intangible assets was $22.0, $17.3 and $17.7 for fiscal 2021, 2020 and 2019, respectively. Estimated amortization expense for amortizable intangible assets for fiscal 2022, 2023, 2024, 2025 and 2026 is approximately $22.0, $21.9, $21.8, $21.8 and $21.6, respectively, and $196.5 thereafter.

The Company had indefinite-lived trade names and brands of $600.8 ($182.1 in Wet Shave, $388.8 in Sun and Skin Care, and $29.9 in Feminine Care) at September 30, 2021, a decrease of $0.6 from September 30, 2020, related to foreign currency fluctuations. The Company had indefinite-lived trade names and brands of $601.4 ($183.1 in Wet Shave, $388.4 in Sun and Skin Care, and $29.9 in Feminine Care) at September 30, 2020.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually in the fourth quarter of each fiscal year for impairment of value or when indicators of a potential impairment are present. The Company continuously monitors changing business conditions, which may indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or carrying amounts may require adjustment.

Indefinite-lived intangible assets
The Company’s annual indefinite-lived intangible assets impairment testing was conducted on July 1, 2021 using the Company’s strategic plan. The Company elected to perform a qualitative test of impairment for all indefinite lived intangible assets with the exception of the Banana Boat trade name. For the qualitative test of indefinite lived intangible assets, there were no significant events or adverse trends that could negatively impact the fair value of the intangible assets. For the Banana Boat trade name, the Company elected to perform a quantitative impairment test in fiscal 2021 using the Company’s strategic plan to calculate a five-year cash flow. The annual impairment assessment of the indefinite-lived intangible assets concluded there was no indication of impairment of the Company’s indefinite-lived intangible assets. The Company performed an assessment in the fourth quarter of fiscal 2021 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The Company did not identify a triggering event that would indicate the existence of any impairment of the indefinite-lived intangible assets.
The Company performed an interim impairment analysis as of the end of the third quarter of fiscal 2019 as a result of a decline in the price of the Company’s common stock in the third quarter which was considered a triggering event. The interim impairment analysis was performed as of June 30, 2019 using the strategic plan to calculate a five-year cash flow for all trade names. The interim impairment analysis indicated that the indefinite-lived trade names for Wet Ones and Diaper Genie had carrying values that exceeded their fair values, resulting in non-cash impairments of $87.0 and $75.0, respectively, in fiscal 2019.

Goodwill
The Company performed its annual goodwill impairment analysis as of July 1, 2021. The Company elected to perform a qualitative test of goodwill impairment for the Feminine Care reporting unit and determined there were no significant events or adverse trends that could negatively impact the fair value of the business. For the Wet Shave, Sun Care, and Skin Care reporting units, the Company elected to perform a quantitative impairment test in fiscal 2021 using the Company’s strategic plan to calculate a five-year cash flow. The analysis indicated that the fair value of each of the reporting units was greater than the respective carrying amounts of the goodwill and thus no impairment was recorded in fiscal 2021.
The Company performed an interim impairment analysis as of the end of the third quarter of fiscal 2019 as a result of a decline in the price of the Company’s common stock in the third quarter which was considered a triggering event. The interim impairment analysis was performed as of June 30, 2019, using the strategic plan to calculate a five-year cash flow for all reporting units. During the third quarter of fiscal 2019, the Company recorded impairment charges on the goodwill of the Wet Shave, Infant Care and Skin Care reporting units totaling $369.0, $37.0 and $2.0, respectively, in fiscal 2019.

Note 8 - Supplemental Balance Sheet Information

	September 30, 2021	September 30, 2020
Inventories
Raw materials and supplies	$61.3	$58.5
Work in process	83.4	71.5
Finished products	201.0	184.1
Total inventories	$345.7	$314.1
Other Current Assets
Miscellaneous receivables	$30.3	$23.3
Inventory returns receivable	0.9	1.0
Prepaid expenses	67.3	64.8
Value added tax collectible from customers	19.6	20.4
Income taxes receivable	29.1	26.3
Other	12.9	10.2
Total other current assets	$160.1	$146.0
Property, Plant and Equipment
Land	$19.2	$19.3
Buildings	144.5	142.2
Machinery and equipment	1,049.0	1,014.2
Capitalized software costs	57.0	53.6
Construction in progress	44.0	32.7
Total gross property, plant and equipment	1,313.7	1,262.0
Accumulated depreciation	(951.1)	(891.1)
Total property, plant and equipment, net	$362.6	$370.9
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$33.8	$49.4
Accrued trade allowances	34.0	30.8
Accrued salaries, vacations and incentive compensation	66.4	62.6
Income taxes payable	9.8	13.4
Returns reserve	52.7	44.8
Restructuring reserve	5.5	5.4
Value added tax payable	4.6	6.8
Dividends payable	8.2	—
Deferred compensation	5.9	5.9
Short term lease obligation	11.0	9.1
Customer advance payments	0.6	1.4
Other	68.3	77.9
Total other current liabilities	$300.8	$307.5
Other Liabilities
Pensions and other retirement benefits	$55.4	$121.0
Deferred compensation	22.7	28.2
Long term lease obligation	46.9	34.6
Other non-current liabilities	65.3	73.3
Total other liabilities	$190.3	$257.1

Note 9 - Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment over a contracted period in exchange for payment. The Company evaluates if an arrangement is a lease as of the effective date of the agreement. For operating leases entered into prior to October 1, 2019, right of use (“ROU”) assets and operating lease liabilities are recognized on the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date. Certain leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. Leases entered into subsequent to October 1, 2019 calculate the operating lease ROU asset and operating lease liabilities based on the present value of minimum payments over the lease term at the effective date of the lease.
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
A summary of the Company's lease information is as follows:

		September 30, 2021	September 30, 2020
Assets	Classification
Right of use assets	Other assets	$57.7	$43.5

Liabilities
Current lease liabilities	Other current liabilities	$11.0	$9.1
Long-term lease liabilities	Other liabilities	46.9	34.6
Total lease liabilities		$57.9	$43.7

Other information
Weighted-average remaining lease term (years)		10	12
Weighted-average incremental borrowing rate		6.3%	7.2%

	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Statement of Earnings
Lease cost (1)	$14.4	$13.9

Other information
Leased assets obtained in exchange for new lease liabilities	$28.0	$1.9
Cash paid for amounts included in the measurement of lease liabilities	$14.3	$13.4
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Operating Leases
Fiscal 2022	$13.0
2023	11.0
2024	9.0
2025	8.1
2026	6.7
2027 and thereafter	37.1
Total future minimum lease commitments	84.9
Less: Imputed interest	(27.0)
Present value of lease liabilities	$57.9

Note 10 - Accounts Receivable Facility
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
As of September 30, 2021, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivable sold under the Accounts Receivable Facility for the year ended September 30, 2021 and 2020 were $929.9 and $869.0, respectively. The trade receivables sold that remained outstanding under the Accounts Receivable Facility as of September 30, 2021 and 2020 were $91.1 and $77.0, respectively. The net proceeds received were included in Cash provided by operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statement of Earnings. For the year ended September 30, 2021, the loss on sale of trade receivables was $0.9. For the year ended September 30, 2020, the loss on sale of trade receivables was $1.4.

Note 11 - Debt
The detail of long-term debt was as follows:

	September 30, 2021	September 30, 2020
Senior notes, fixed interest rate of 4.7%, due 2022(1) (2)	—	500.0
Senior notes, fixed interest rate of 5.5%, due 2028(1)	750.0	750.0
Senior notes, fixed interest rate of 4.1%, due 2029(1)	500.0	—
Revolving credit facility (3)	—	—
Total long-term debt, including current maturities	1,250.0	1,250.0
Less current portion	—	—
Less unamortized debt issuance costs and discount (1) (2)	15.8	12.1
Total long-term debt	$1,234.2	$1,237.9
(1)At September 30, 2021, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $9.8 and $6.0, respectively. At September 30, 2020, the balance for the Senior Notes due 2022 and the Senior Notes due 2028 are reflected net of debt issuance costs of $0.6 and $11.3, respectively.
(2)At September 30, 2020, the balance for the Senior Notes due 2022 was reflected net of discount of $0.2.
(3)Variable-rate debt based on LIBOR plus applicable margin.
At September 30, 2021 and 2020, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $26.5 and $21.1, respectively, with weighted-average interest rates of 3.9% and 4.5%, respectively. These notes were primarily outstanding international borrowings.
Issuance of Senior Notes
On March 8, 2021, the Company entered into a new unsecured indenture agreement for 4.125% Senior Notes in the amount of $500 due April 1, 2029 (the “2029 Notes”). The Company used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to satisfy and discharge its obligations outstanding under its 4.70% Senior Notes in the amount of $500 due 2022 (the “2022 Notes”) and to pay fees associated therewith. The Company incurred $6.5 in bank, legal, and other fees in connection with the issuance of the 2029 Notes, which has been deferred and is being amortized to interest expense over the term of the 2029 Notes. Interest expense on the 2029 Notes is due semiannually on April 1 and October 1, with the first interest payment scheduled for October 1, 2021.
In connection with the early repayment of the 2022 Notes, the Company recorded expense of $26.1 in fiscal 2021, which is included in Cost of early retirement of long-term debt in the Consolidated Statements of Earnings and Comprehensive Income (Loss). This expense included a premium of $25.5 and debt issuance cost write-offs of $0.6.
On May 22, 2020, the Company entered into a new unsecured indenture agreement for 5.50% Senior Notes in the amount of $750 due June 1, 2028 (the “2028 Notes”). The Company used a portion of the net proceeds of the 2028 Notes to satisfy and discharge its obligations outstanding under its 4.70% Senior Notes in the amount of $600 due 2021 (the “2021 Notes”). The remainder of the net proceeds will be used to pay our debt related fees and expenses and for general corporate purposes, which may include, but are not limited to, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. The Company incurred $11.7 in bank, legal, and other fees in connection with the issuance of the 2028 Notes, which was deferred and is being amortized to interest expense over the term of the 2028 Notes. Interest expense on the 2028 Notes is due semiannually on June 1 and December 1.
In connection with the early repayment of the 2021 Notes, the Company recorded expense of $26.2 in fiscal 2020, which is included in Cost of early retirement of long-term debt in the Consolidated Statements of Earnings and Comprehensive Income (Loss). This expense included a premium of $25.7 and debt issuance cost write-offs of $0.5.
Replacement of Credit Agreement
On April 3, 2020, the Company closed its new senior secured revolving credit facility in an aggregate principal amount of $425 dated March 28, 2020, by and among, the Company and certain subsidiaries of the Company, and Bank of America, N.A. as administrative agent and collateral agent, MUFG Bank, Ltd., as syndication agent, TD Securities (USA) LLC, as joint lead arranger, and the several lenders from time to time party thereto (the “Revolving Credit Facility”).

Interest on any borrowings under the Revolving Credit Facility are paid monthly, bi-monthly or quarterly depending on the interest rate. Any outstanding amounts under the Revolving Credit Facility must be repaid on or before April 3, 2025. Under the Revolving Credit Facility, certain of the Company’s subsidiaries guarantee the Company’s payment and performance obligations. The Revolver includes a letter of credit sub-facility of up to $70 and will provide the Company with the ability to incur certain amounts of additional incremental loans in the future, subject to the satisfaction of certain conditions.
The Revolving Credit Facility, expandable under an accordion feature, provides for a five-year revolving line of credit and bears interest at a range of 1.50% - 2.25% over LIBOR, depending on the net debt leverage level of the Company.
Effective April 3, 2020, and in connection with the Revolving Credit Facility, the Company terminated its existing senior unsecured revolving credit agreement dated as of June 1, 2015, among Edgewell Personal Care Company (formerly named Energizer Holdings, Inc.), as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto, as amended, supplemented or modified from time to time. The Company did not have any outstanding borrowings at the termination date and no early termination penalties were incurred.

Debt Covenants
The Revolving Credit Facility governing our outstanding debt at September 30, 2021 contains certain customary representations and warranties, financial covenants, covenants restricting the Company’s ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of the Company’s indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1. In addition, under the Revolving Credit Facility, the ratio of the Company’s EBITDA, as defined in the credit agreement, to total interest expense must exceed 3.0 to 1. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under the Revolving Credit Facility would trigger cross-defaults on its other borrowings.
As of September 30, 2021, the Company was in compliance with the provisions and covenants associated with the Revolving Credit Facility.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2021 were as follows: $750.0 in 2028 and $500.0 in 2029.

Note 12 - Retirement Plans
Pensions and Postretirement Plans
The Company has several defined benefit pension plans covering employees in the U.S. and certain employees in other countries, which are included in the information below. The plans provide retirement benefits based on years of service and earnings. The Company also sponsors or participates in a number of other non-U.S. pension and postretirement arrangements, including various retirement and termination benefit plans, some of which are required by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and, therefore, are not included in the information presented below.
The Company funds its pension plans in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) or local funding requirements.
The following tables present the benefit obligation, plan assets, and funded status of the plans:

	As of September 30,
	Pension		Postretirement
	2021	2020	2021	2020
Change in projected benefit obligation
Benefit obligation at beginning of year	$652.1	$635.9	$6.0	$9.4
Service cost	4.4	4.3	—	—
Interest cost	9.6	13.5	0.2	0.3
Actuarial (gain) loss	(14.9)	19.0	(0.8)	(3.3)
Benefits paid, net	(32.0)	(30.0)	(0.2)	(0.3)
Plan settlements	—	(2.2)	—	—
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	(0.5)	11.6	0.3	(0.1)
Projected benefit obligation at end of year	618.7	652.1	5.5	6.0
Change in plan assets
Estimated fair value of plan assets at beginning of year	538.6	495.0	—	—
Actual return on plan assets	59.7	57.2	—	—
Company contributions	4.9	9.7	0.2	0.3
Plan settlements	—	(2.2)	—	—
Benefits paid	(32.0)	(30.0)	(0.2)	(0.3)
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	(0.7)	8.9	—	—
Estimated fair value of plan assets at end of year	570.5	538.6	—	—
Funded status at end of year	$(48.2)	$(113.5)	$(5.5)	$(6.0)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity:

	As of September 30,
	Pension		Postretirement
	2021	2020	2021	2020
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$0.8	$0.4	$—	$—
Current liabilities	(0.9)	(0.9)	(0.2)	(0.2)
Noncurrent liabilities	(48.1)	(113.0)	(5.3)	(5.8)
Net amount recognized	$(48.2)	$(113.5)	$(5.5)	$(6.0)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$138.6	$199.8	$(7.4)	$(6.5)
Prior service credit	—	—	—	—
Net amount recognized, pre-tax	$138.6	$199.8	$(7.4)	$(6.5)

Pre-tax changes recognized in Other comprehensive income for fiscal 2021 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in Other comprehensive income
Net gain arising during the year	$(52.2)	$(0.9)
Effect of exchange rates	0.6	(0.3)
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service cost	—	—
Amortization or settlement recognition of net (loss) gain	(9.5)	0.3
Total recognized in Other comprehensive income	$(61.1)	$(0.9)

Due to the election of certain terms of the American Rescue Plan Act, the Company is not required to make any cash contributions to our pension and postretirement plans in fiscal 2022; however, discretionary contributions may also be made.
The Company’s expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2022	$36.6	$0.2
Fiscal 2023	35.6	0.2
Fiscal 2024	35.9	0.2
Fiscal 2025	34.0	0.2
Fiscal 2026	34.3	0.2
Fiscal 2027 to 2031	156.5	1.3

The accumulated benefit obligation for defined benefit pension plans was $603.0 and $634.8 at September 30, 2021 and 2020, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2021	2020
Projected benefit obligation	$590.1	$625.0
Accumulated benefit obligation	575.1	607.8
Estimated fair value of plan assets	541.9	511.1

Pension plan assets in the U.S. plan represent approximately 70% of assets in all of the Company’s defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan’s assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: approximately 41% and (b) debt securities, including U.S. bonds: approximately 59%. Actual allocations at September 30, 2021 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2021. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.

The following table presents pension and post-retirement expense:

	Fiscal Year
	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Service cost	$4.4	$4.3	$2.9	$—	$—	$—
Interest cost	9.6	13.5	18.5	0.2	0.3	0.3
Expected return on plan assets	(22.4)	(23.1)	(25.3)	—	—	—
Recognized net actuarial loss (gain)	9.5	9.3	4.3	(0.3)	(0.1)	(0.2)
Settlement loss recognized	—	0.8	—	—	—	—
Net periodic benefit cost (credit)	1.1	4.8	0.4	(0.1)	0.2	0.1
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Consolidated Statement of Earnings. The remaining net periodic cost is recorded to Other (income) expense, net on the Consolidated Statement of Earnings.

The Company utilized the spot discount rate approach, which applies the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant cash flows.

The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Plan obligations:
Discount rate	2.3%	2.1%	2.5%	3.5%	2.8%	3.0%
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A
Net periodic benefit cost:
Discount rate	2.1%	2.5%	3.7%	2.8%	3.0%	4.0%
Expected long-term rate of return on plan assets	4.5%	4.8%	5.2%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	N/A	N/A	N/A
Cash balance interest credit rate	1.9%	1.3%	2.6%	N/A	N/A	N/A

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

	As of September 30, 2021
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$84.5	$—	$84.5
International equity	76.0	—	76.0
Debt
U.S. government	—	236.5	236.5
Other government	—	—	—
Corporate	66.0	—	66.0
Cash and cash equivalents	14.4	—	14.4
Other	18.4	0.1	18.5
Total, excluding investments valued at net asset value (“NAV”)	$259.3	$236.6	$495.9
Investments valued at NAV			74.6
Total	$259.3	$236.6	$570.5

	As of September 30, 2020
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$96.9	$—	$96.9
International equity	68.7	—	68.7
Debt
U.S. government	—	191.7	191.7
Other government	—	1.4	1.4
Corporate	65.3	2.1	67.4
Cash and cash equivalents	8.4	1.6	10.0
Other	1.0	14.0	15.0
Total, excluding investments valued at NAV	$240.3	$210.8	$451.1
Investments valued at NAV			87.5
Total	$240.3	$210.8	$538.6

The following table sets forth the estimated fair value of the Company’s pension assets valued at NAV:

	As of September 30,
	2021	2020
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$18.0	$10.2
International equity	56.6	77.3
Total investments valued at NAV	$74.6	$87.5

There were no Level 3 pension assets as of September 30, 2021 and 2020.
The Company had no post-retirement plan assets as of September 30, 2021 and 2020.

The Company’s investment objective for defined benefit retirement plan assets is to satisfy its current and future pension benefit obligations. The investment philosophy is to achieve this objective through diversification of the retirement plan assets with the goal of earning a suitable return with an appropriate level of risk while maintaining adequate liquidity to distribute benefit payments. The diversified asset allocation includes equity positions as well as fixed income investments. The increased volatility associated with equities is offset with higher expected returns, while long duration fixed income investments help dampen the volatility of the overall portfolio. Risk exposure is controlled by re-balancing the retirement plan assets back to target allocations, as needed. Investment firms managing retirement plan assets carry out investment policy within their stated guidelines. Investment performance is monitored against benchmark indices, which reflect the policy and target allocation of the retirement plan assets.

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participants’ before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2021, 2020, and 2019 were $10.4, $9.9, and $9.7, respectively, and are reflected in SG&A and Cost of products sold.

Note 13 - Share-Based Payments
As of September 30, 2021, the Company had three share-based compensation plans: the Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”), the Second Amended and Restated 2009 Incentive Stock Plan (the “2009 Plan”) and the 2000 Incentive Stock Plan (the “2000 Plan”). The 2000 Plan was superseded by the 2009 Plan, which was then superseded by the 2018 Stock Incentive Plan. New awards granted after January 2018 are issued under the 2018 Plan. The 2018 Plan provides for the award of restricted stock, RSEs, or Share Options to purchase the Company’s common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2018 Plan is 14.9, of which 3.5 were available for future awards as of September 30, 2021.
Share options are granted at the market price on the grant date and generally vest ratably over three years. These awards typically have a maximum term of ten years. Restricted stock and RSEs may also be granted. Option shares and prices, and restricted stock and RSEs, are adjusted in conjunction with stock splits and other recapitalizations, including our 2015 separation from Energizer, so that the holder is in the same economic position before and after these equity transactions.
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company’s share-based compensation arrangements were $27.3, $19.2 and $17.8 for fiscal 2021, 2020 and 2019, respectively, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $6.6, $4.6 and $4.3, for fiscal 2021, 2020 and 2019, respectively. Restricted stock issuance and shares issued for share option exercises under the Company’s share-based compensation programs are generally issued from treasury shares.

Share Options
The following table summarizes Share Option activity during fiscal 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2020	0.7	$67.90
Granted	0.2	37.67
Canceled	—	—
Exercised	—	—
Outstanding as of September 30, 2021	0.9	$60.13	6.6	$—

Vested and unvested expected to vest as of September 30, 2021	0.9	$60.13	6.6	$—
Exercisable as of September 30, 2021	0.5	77.89
No share options were exercised in fiscal 2021, 2020 or 2019.
The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. During fiscal 2021 and 2020, the Company granted non-qualified share option awards to certain executives and employees of 0.2 in each period, with a grant-date fair value of $3.1 and $1.9, respectively. The following table presents the Company’s weighted average fair value per option and the assumptions utilized in the Black-Scholes option pricing model:

	2021	2020
Weighted-average fair value per share option	$12.06	$9.33
Expected volatility	36.00%	27.00%
Risk-free interest rate	0.57%	1.66%
Expected share option life (in years)	6.3	6.0
Dividend yield	—%	—%

As of September 30, 2021, there was an estimated $2.7 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of approximately 1.8 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2021:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2020	1.0	$35.12
Granted	0.5	35.16
Vested	(0.4)	38.16
Canceled	(0.1)	35.42
Non-vested at September 30, 2021	1.0	34.07

The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant.

As of September 30, 2021, there was an estimated $20.8 of total unrecognized compensation costs related to RSEs, which will be recognized over a weighted-average period of approximately 2.1 years. The weighted-average estimated fair value per RSE granted in fiscal 2021, 2020 and 2019 was $35.16, $29.25, and $42.68, respectively. The estimated fair value of RSEs vested in fiscal 2021, 2020 and 2019 was $13.2, $11.5, and $13.9, respectively.
Performance Restricted Share Equivalents
The following table summarizes Performance Restricted Share Equivalent (“PRSE”) award activity during fiscal 2021:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2020	0.9	$38.50
Granted	0.1	56.53
Vested	—	—
Canceled	(0.2)	46.72
Non-vested at September 30, 2021	0.8	38.45
As of September 30, 2021, there was an estimated $7.2 of total unrecognized compensation costs related to PRSEs, which will be recognized over a weighted-average period of approximately 1.5 years. The weighted-average estimated fair value per PRSE granted in fiscal 2021, 2020 and 2019 was $56.53, $29.25, and $43.07, respectively. The estimated fair value of PRSEs vested in fiscal 2021 was $1.0.
For PRSE awards grant during fiscal 2020 and 2019, the Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. The PRSE awards will vest with a value of 0% to 200% of the targeted award value based upon the achievement of performance metrics. The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant.
For PRSE awards granted during fiscal 2021, awards will vest by comparing the Company’s total shareholder return (“TSR”) during a certain three year period to the respective TSRs of companies in a selected performance peer group. Based upon the Company’s ranking in its performance peer group, a recipient of the PRSE award may earn a total award ranging from 0% to 200% of the target award. The fair value of each PRSE was estimated on the grant date using a Monte Carlo simulation. The assumptions for PRSE awards during the years ended September 30, 2021 are summarized in the following table.

2021
Expected term (in years)	3.0
Expected stock price volatility	48.00%
Risk-free interest rate	0.22%
Fair value (per award granted)	56.53

Note 14 - Shareholders’ Equity
At September 30, 2021, there were 300.0 shares of the Company’s common stock authorized, of which 3.5 shares were reserved for outstanding awards under the 2018, 2009 and 2000 Plans. The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value preferred stock. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
During fiscal 2021, the Company repurchased 0.3 shares of common stock under the share repurchase Board authorization from January 2018 for $9.2. Future share repurchases, if any, would be made in the open market, privately negotiated transactions, or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs, and other factors. Additionally, 0.1 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSEs.

On August 5, 2021, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter. The dividend is payable October 5, 2021 to stockholders of record as of the close of business on September 9, 2021. Dividends declared during the year ended September 30, 2021 totaled $33.7. Payments made for dividends during the year ended September 30, 2021 totaled $25.6.
On November 4, 2021, the Board declared a quarterly cash dividend of $0.15 per common stock outstanding for the fourth fiscal quarter. The dividend is payable January 6, 2022 to stockholders of record as of the close of business on December 3, 2021.

Note 15 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2019	$(77.3)	$(159.8)	$1.2	$(235.9)
OCI before reclassifications (1)	29.9	10.4	(1.8)	38.5
Reclassifications to earnings	—	7.3	(1.5)	5.8
Balance at September 30, 2020	(47.4)	(142.1)	(2.1)	(191.6)
OCI before reclassifications (1)	5.6	38.1	2.1	45.8
Reclassifications to earnings	—	6.7	2.2	8.9
Balance at September 30, 2021	$(41.8)	$(97.3)	$2.2	$(136.9)
(1)OCI is defined as other comprehensive income (loss).

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2021	2020	Affected Line Item in the Consolidated Statement of Earnings
(Loss) gain on cash flow hedges
Foreign exchange contracts	$(3.2)	$2.1	Other expense (income), net
	(3.2)	2.1	Total before tax
	(1.0)	0.6	Income tax provision (benefit)
	$(2.2)	$1.5	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service costs	$—	$—	(1)
Actuarial losses	(9.2)	(9.3)	(1)
Settlements	—	(0.8)	(1)
	(9.2)	(10.1)	Total before tax
	(2.5)	(2.8)	Tax expense (benefit)
	$(6.7)	$(7.3)	Net of tax

Total reclassifications for the period	$(8.9)	$(5.8)	Net of tax
(1)These AOCI components are included in the computation of net periodic benefit cost. See Note 12 of Notes to Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management
In the course of ordinary business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at September 30, 2021 and 2020, respectively, as well as the Company’s objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2021, the Company had $26.5 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Revolving Credit Facility in the U.S.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company’s largest customer, Walmart Inc. and its affiliates (collectively, “Walmart”), accounted for approximately 21% of Net sales in fiscal 2021. No other customer accounted for more than 10% of the Company’s consolidated Net sales. Purchases by Walmart included products from all of the Company’s segments. Additionally, in fiscal 2021, Target Corporation represented approximately 11% of net sales for the Sun and Skin Care segment and 10% of net sales for the Feminine Care segment, respectively.
Product Concentration. Within the Wet Shave segment, the Company’s razor and blades represented 52%, 52% and 52% of net sales during fiscal 2021, 2020 and 2019, respectively, and within the Sun and Skin Care segment, sun care products represented 16%,15%, and 15% of net sales during each of fiscal 2021, 2020 and 2019.

Cash Flow Hedges
At September 30, 2021, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $3.3 and an unrealized pre-tax loss of $3.0 at September 30, 2021 and 2020, respectively, on these forward currency contracts, which are accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2021 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2021 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal year 2023. At September 30, 2021, there were 64 open foreign currency contracts with a total notional value of $129.2.

Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures and, thus, are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in gains of $2.3 and losses of $0.5 for fiscal 2021 and 2020, respectively, which were recorded in Other (income) expense, net in the Consolidated Statements of Earnings and Comprehensive Income (Loss). At September 30, 2021, there were five open foreign currency derivative contracts which were not designated as cash flow hedges with a total notional value of $42.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of (Liability) Asset (1)
	September 30, 2021	September 30, 2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$3.3	$(3.0)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.5	$(0.6)
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Fiscal Year
	2021	2020	2019
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$3.1	$(2.7)	$2.7
(Loss) gain reclassified from AOCI into income (effective portion) (1) (2)	(3.2)	2.1	4.8
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$2.3	$(0.5)	$(1.2)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.
(2)Gain (loss) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	As of September 30, 2021		As of September 30, 2020
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$3.9	$(0.2)	$—	$(3.7)
Gross amounts offset in the balance sheet	(0.1)	0.1	—	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$3.8	$(0.1)	$—	$(3.6)
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

	As of September 30,
	2021	2020
(Liabilities) Assets at estimated fair value:
Deferred compensation	$(28.4)	$(33.9)
Derivatives - foreign currency contracts	3.7	(3.6)
Net liabilities at estimated fair value	$(24.7)	$(37.5)

At September 30, 2021 and 2020, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1. Refer to Note 12 of Notes to Consolidated Financial Statements for the fair value hierarchy of the pension plan assets.
At September 30, 2021 and 2020, the fair market value of fixed rate long-term debt was $1,300.1 and $1,323.1, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of September 30, 2021. The estimated fair values of long-term debt, excluding the Revolving Credit Facility and the Company’s previous senior unsecured revolving credit agreement dated as of June 1, 2015 (Collectively, the “Credit Facilities”),have been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Credit Facilities, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings and the Credit Facilities have been determined based on Level 2 inputs.
As of September 30, 2021, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 17 - Commitments and Contingencies
Legal Proceedings
The Company and its affiliates are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims, and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities.

Government Regulation and Environmental Matters
The operations of the Company are subject to various federal, state, local, and foreign laws and regulations intended to protect the public health and environment.
Contamination has been identified at certain of the Company’s current and former facilities, as well as third-party waste disposal sites, and the Company is conducting investigation and remediation activities in relation to such properties. In connection with certain sites, the Company has received notices from the U.S. Environmental Protection Agency, state agencies and private parties, that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. The Company may also be required to share in the cost of cleanup with respect to state-designated sites, and certain international locations, as well as any of its own properties.
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
Segment net sales and profitability are presented below:

	Fiscal Year
	2021	2020	2019
Net Sales
Wet Shave	$1,215.9	$1,162.3	$1,250.1
Sun and Skin Care	585.3	462.0	463.1
Feminine Care	286.1	298.6	308.1
All Other	—	26.8	119.7
Total net sales	$2,087.3	$1,949.7	$2,141.0

Segment Profit
Wet Shave	$221.0	$206.2	$246.5
Sun and Skin Care	98.7	69.1	80.4
Feminine Care	37.2	52.3	48.3
All Other	—	3.1	11.7
Total segment profit	356.9	330.7	386.9

General corporate and other expenses	(56.5)	(54.9)	(57.3)
Restructuring and related costs (1)	(30.1)	(38.1)	(55.6)
Cost of early retirement of long-term debt	(26.1)	(26.2)	—
Acquisition and integration costs (2)	(8.4)	(39.8)	(6.7)
Sun Care reformulation costs (3)	(1.1)	—	(2.8)
COVID-19 expenses (4)	—	(4.3)	—
Gain on sale of Infant and Pet Care business	—	4.1	—
Feminine and Infant Care evaluation costs (5)	—	(0.3)	(2.1)
Impairment charges	—	—	(570.0)
Investor settlement expense (6)	—	—	(0.9)
Amortization of intangibles	(22.0)	(17.3)	(17.7)
Interest and other expense, net	(66.7)	(66.6)	(64.1)
Total earnings (loss) before income taxes	$146.0	$87.3	$(390.3)

Depreciation and amortization
Wet Shave	$39.9	$44.8	$47.3
Sun and Skin Care	15.6	13.8	12.9
Feminine Care	9.6	11.9	11.2
All Other	—	1.0	4.7
Total segment depreciation and amortization	65.1	71.5	76.1
Corporate	22.0	17.3	17.7
Total depreciation and amortization	$87.1	$88.8	$93.8

	Fiscal Year
	2021	2020	2019
Total Assets
Wet Shave	$713.7	$709.8
Sun and Skin Care	256.3	212.4
Feminine Care	137.1	146.3
All Other	—	—
Total segment assets	1,107.1	1,068.5
Corporate (7)	498.3	384.6
Goodwill and other intangible assets, net	2,069.2	2,087.8
Total assets	$3,674.6	$3,540.9

Capital Expenditures
Wet Shave	$36.1	$34.8	$37.4
Sun and Skin Care	12.2	7.1	9.9
Feminine Care	8.5	5.0	7.5
All Other	—	0.8	3.2
Total segment capital expenditures	56.8	47.7	58.0
Corporate	—	—	—
Total capital expenditures	$56.8	$47.7	$58.0
(1)Restructuring costs associated with Project Fuel includes SG&A of $8.7, $13.3, and $8.6 for fiscal 2021, 2020, and 2019, respectively, primarily consisting of certain information technology enablement expenses and incentive and retention compensation expenses. Additionally, restructuring costs associated with Project Fuel includes Cost of products sold of $0.6, $0.2, and $0.6 for fiscal 2021, 2020, and 2019, respectively, related to inventory obsolescence write-offs.
(2)Includes SG&A of $7.1, $39.2, and $6.7 for fiscal 2021, 2020, and 2019, respectively, related to integration expenses associated with acquisitions and Cost of products sold of $1.3 and $0.6 related to the valuation of acquired inventory for fiscal 2021 and 2020, respectively.
(3)Includes Cost of products sold of $1.1 and $2.8 for fiscal 2021 and 2019, respectively, associated with supply chain and formulation changes and inventory write-offs on select Sun Care products.
(4)Includes pre-tax Cost of products sold of $4.3 for fiscal 2020, which included incremental costs incurred by the Company related to higher benefit and emergency payments, supplies and freight.
(5)Includes pre-tax SG&A of $0.3 and $2.1 for fiscal 2020 and 2019, respectively, associated with consulting costs incurred in connection with the evaluation of our Feminine Care and Infant Care segments.
(6)Includes pre-tax SG&A of $0.9 for fiscal 2019 associated with a settlement with an investor.
(7)Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments.

The following table presents the Company’s net sales and long-lived assets by geographic area:

	Fiscal Year
	2021	2020	2019
Net Sales to Customers
United States	$1,183.6	$1,082.8	$1,189.2
International	903.7	866.9	951.8
Total net sales	$2,087.3	$1,949.7	$2,141.0

Long-lived Assets
United States	$244.6	$257.0
Germany	51.9	51.6
Other International	66.1	62.3
Total long-lived assets excluding goodwill and other intangibles, net, and other assets	$362.6	$370.9

The Company’s international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company’s total Net sales. For information on customer concentration and product concentration risk, see Note 16 of Notes to Consolidated Financial Statements.
Supplemental product information is presented below for net sales:

	Fiscal Year
	2021	2020	2019
Razors and blades	$1,084.6	$1,023.3	$1,108.4
Sun care products	333.6	283.3	328.7
Tampons, pads and liners	286.1	298.6	308.1
Skin care products	251.7	178.7	134.4
Shaving gels and creams	131.3	139.0	141.7
Infant care and other	—	26.8	119.7
Total net sales	$2,087.3	$1,949.7	$2,141.0

Note 19 - Quarterly Financial Information (Unaudited)

	Fiscal 2021 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$451.1	$519.3	$573.7	$543.2
Gross profit (1)(2)	193.3	241.7	270.3	244.8
Net earnings (1)(2)(3)(4)	17.7	14.4	40.8	44.1

Basic earnings per share (8)	0.33	0.26	0.75	0.81
Diluted earnings per share (8)	0.32	0.26	0.74	0.80

	Fiscal 2020 (by quarter)
	Q1	Q2	Q3	Q4
Net sales	$454.0	$523.0	$483.9	$488.8
Gross profit (1)(2)(5)	193.1	243.0	222.7	222.1
Net earnings (1)(2)(3)(5)(6)(7)	22.4	19.5	4.7	21.0

Basic earnings per share (8)	0.41	0.36	0.09	0.39
Diluted earnings per share (8)	0.41	0.36	0.09	0.38
(1)Restructuring and related costs were $4.4, $5.5, $8.2 and $12.0 for the first, second, third and fourth quarters of fiscal 2021, respectively, and $8.0, $12.4, $10.4 and $7.3 for the first, second, third and fourth quarters of fiscal 2020, respectively. See Note 4 of Notes to Consolidated Financial Statements.
(2)Includes acquisition and integration costs impacting SG&A of $1.7, $0.3, $1.3 and $3.8 for the first, second, third and fourth quarters of fiscal 2021, respectively, and $6.2, $25.5, $0.3 and $7.2 for the first, second, third and fourth quarters of fiscal 2020, respectively. Additionally, the impact of acquisition and integration costs to Cost of products sold totaled $1.3 and $0.6 in the first quarter of fiscal 2021 and the fourth quarter of fiscal 2020, respectively. See Note 3 of Notes to Consolidated Financial Statements.
(3)Cost of early debt retirement was $26.1 and $26.2 in the second quarter of fiscal 2021 and the third quarter of fiscal 2020, related to retirement of the Senior Notes due 2022 and 2021, respectively.
(4)Sun Care reformulation included charges to Cost of products sold of $1.1 in the fourth quarter of fiscal 2021.
(5)Includes pre-tax Cost of products sold of $3.9 and $0.4 for the third and fourth quarters of fiscal 2020, which included incremental costs incurred by the Company related to higher benefit and emergency payments, supplies and freight, net of government credits received.
(6)The sale of the Infant and Pet Care business resulted in a gain of $4.1 in the first quarter of fiscal 2020.
(7)Feminine and Infant Care evaluation costs were $0.3 for the first quarter of fiscal 2020.
(8)Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.

Note 20 - Subsequent Event
Since November 15, 2021, the Company repurchased 0.2 shares of common stock on the open market for $7.4 under the share repurchase Board authorization from January 2018 which allows the repurchase of up to 10.0 shares. There are 9.6 common shares remaining available to be purchased.

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

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) for external purposes. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2021 was effective.
The Company’s internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2021.
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

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than five percent of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2021.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP, our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

◦Report of Independent Registered Public Accounting Firm.
◦Consolidated Statements of Earnings and Comprehensive Income (Loss) for the fiscal years ended September 30, 2021, 2020 and 2019.
◦Consolidated Balance Sheets as of September 30, 2021 and 2020.
◦Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2021, 2020 and 2019.
◦Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2018 to September 30, 2021.
◦Notes to Consolidated Financial Statements.

2)Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2021	2020	2019
Allowance for Doubtful Accounts
Balance at beginning of year	8.2	5.6	6.0
Provision charged to expense, net of reversals	(0.7)	3.7	0.2
Write-offs, less recoveries, translation, other	(0.6)	(1.4)	(0.6)
Allowance for acquired receivables	—	0.3	—
Balance at end of year	$6.9	$8.2	$5.6

Income Tax Valuation Allowance
Balance at beginning of year	8.5	7.2	7.0
Provision charged to expense	1.0	1.4	(0.1)
Write-offs, less recoveries, translation, other	(0.1)	(0.1)	0.3
Balance at end of year	$9.4	$8.5	$7.2

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

Date: November 19, 2021

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

November 19, 2021

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

2.7
Membership Interest Purchase Agreement by and among Edgewell Personal Care Company, solely for purposes of Section 13.17, Edgewell Personal Care, LLC, Cremo Holding Company, LLC, the sellers named therein, and the Joint Holder Representatives named therein, dated as of August 1, 2020.

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

10.40**	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.41**	Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.42**	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

10.43**	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.44**	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2019, 2020 and 2021, (ii) the Consolidated Balance Sheets at September 30, 2020 and 2021, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2020 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2018 to September 30, 2021, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2021.

*Filed herewith.
**Denotes a management contract or compensatory plan or arrangement.
***The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.