Form 10-Q
period 2021-12-31
EDGEWELL PERSONAL CARE Co
filed 2022-02-08
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Common shares, $0.01 par value - 54,075,335 shares as of January 31, 2022.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2021	2020
Net sales	$463.3	$451.1
Cost of products sold	273.4	257.8
Gross profit	189.9	193.3

Selling, general and administrative expense	96.9	93.1
Advertising and sales promotion expense	46.2	41.2
Research and development expense	12.8	13.7
Restructuring charges	2.2	3.7
Operating income	31.8	41.6
Interest expense associated with debt	17.3	17.4
Other income, net	(1.7)	(1.0)
Earnings before income taxes	16.2	25.2
Income tax provision	5.0	7.5
Net earnings	$11.2	$17.7

Earnings per share:
Basic net earnings per share	$0.21	$0.33
Diluted net earnings per share	$0.20	$0.32

Statements of Comprehensive Income:
Net earnings	$11.2	$17.7
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6.9)	33.7
Pension and postretirement activity, net of tax of $0.0 and $(0.8)	—	(2.0)
Deferred gain (loss) on hedging activity, net of tax of $0.1 and $(0.8)	0.4	(1.8)
Total other comprehensive (loss) income, net of tax	(6.5)	29.9
Total comprehensive income	$4.7	$47.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2021	September 30, 2021
Assets
Current assets
Cash and cash equivalents	$239.8	$479.2
Trade receivables, less allowance for doubtful accounts of $7.0 and $6.9	154.4	150.7
Inventories	407.5	345.7
Other current assets	165.2	160.1
Total current assets	966.9	1,135.7
Property, plant and equipment, net	356.6	362.6
Goodwill	1,342.7	1,162.8
Other intangible assets, net	1,035.0	906.4
Other assets	105.9	107.1
Total assets	$3,807.1	$3,674.6

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$27.4	$26.5
Accounts payable	217.8	209.5
Other current liabilities	238.7	300.8
Total current liabilities	483.9	536.8
Long-term debt	1,432.7	1,234.2
Deferred income tax liabilities	150.1	129.0
Other liabilities	188.1	190.3
Total liabilities	2,254.8	2,090.3
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 54,194,831 and 54,369,714 outstanding	0.7	0.7
Additional paid-in capital	1,593.7	1,631.1
Retained earnings	868.5	865.7
Common shares in treasury at cost, 11,057,158 and 10,882,275	(767.2)	(776.3)
Accumulated other comprehensive loss	(143.4)	(136.9)
Total shareholders’ equity	1,552.3	1,584.3
Total liabilities and shareholders’ equity	$3,807.1	$3,674.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2021	2020
Cash Flow from Operating Activities
Net earnings	$11.2	$17.7
Depreciation and amortization	21.4	22.2
Share-based compensation expense	5.5	5.3
Loss on sale of assets	0.3	0.2
Deferred compensation payments	(0.5)	(0.2)
Deferred income taxes	(0.1)	—
Other, net	1.7	1.0
Changes in operating assets and liabilities	(118.5)	(128.7)
Net cash used by operating activities	$(79.0)	$(82.5)

Cash Flow from Investing Activities
Capital expenditures	(9.4)	(10.2)
Acquisition of Billie, net of cash acquired	(308.8)	—
Proceeds from sale of Infant and Pet Care business	5.0	7.5
Acquisition of Cremo	—	(0.3)
Collection of deferred purchase price on accounts receivable sold	0.8	1.5
Other, net	(0.3)	(0.8)
Net cash used by investing activities	$(312.7)	$(2.3)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	198.0	—
Net increase in debt with original maturities of 90 days or less	1.4	2.5
Dividends to common shareholders	(8.5)	—
Repurchase of shares	(24.5)	(9.2)
Net financing (outflow) inflow from the Accounts Receivable Facility	(1.6)	4.2
Employee shares withheld for taxes	(9.7)	(3.0)
Other, net	0.4	—
Net cash from (used by) financing activities	$155.5	$(5.5)

Effect of exchange rate changes on cash	(3.2)	6.4

Net decrease in cash and cash equivalents	(239.4)	(83.9)
Cash and cash equivalents, beginning of period	479.2	364.7
Cash and cash equivalents, end of period	$239.8	$280.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$865.7	$(136.9)	$1,584.3
Net earnings	—	—	—	—	—	11.2	—	11.2
Foreign currency translation adjustments	—	—	—	—	—	—	(6.9)	(6.9)
Deferred gain on hedging activity	—	—	—	—	—	—	0.4	0.4
Dividends declared to common shareholders	—	—	—	—	—	(8.4)	—	(8.4)
Repurchase of shares	—	—	(0.5)	(24.5)	—	—	—	(24.5)
Activity under share plans	—	—	0.3	33.6	(37.4)	—	—	(3.8)
Balance at December 31, 2021	65.2	$0.7	(11.1)	$(767.2)	$1,593.7	$868.5	$(143.4)	$1,552.3

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9
Net earnings	—	—	—	—	—	17.7	—	17.7
Foreign currency translation adjustments	—	—	—	—	—	—	33.7	33.7
Pension and postretirement activity	—	—	—	—	—	—	(2.0)	(2.0)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.8)	(1.8)
Dividends declared to common shareholders	—	—	—	—	—	(8.5)	—	(8.5)
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.2	15.4	(13.0)	—	—	2.4
Balance at December 31, 2020	65.2	$0.7	$(11.0)	$(784.2)	$1,618.8	$791.6	$(161.7)	$1,465.2

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
The Company conducts its business in the following three segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Billie®, Shave Guard and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s grooming products, and Wet Ones® products.
•Feminine Care includes tampons, pads, and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree®, and o.b.® brands.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 19, 2021.
Acquisition of Billie, Inc. On November 29, 2021, the Company completed the acquisition of Billie, Inc. (“Billie”), a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women. The results of Billie for the post-acquisition period are included within the Company’s results since the acquisition date for the quarter ended December 31, 2021. For more information on the acquisition, see Note 2 of Notes to Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements.
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period when interim loss exceeds anticipated loss for the year, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this standard as of October 1, 2021. There was no cumulative effect adjustment recorded to retained earnings as the amount was not material. The effects of this standard on our financial position, results of operations and cash flows were not material.

Note 2 - Business Combinations
Billie Inc.
On November 29, 2021, the Company completed the acquisition of Billie (the “Acquisition”) for cash consideration of $308.8, net of cash acquired and subject to certain post-closing adjustments. As a result of the Acquisition, Billie became a wholly owned subsidiary of the Company. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill, other intangible assets and deferred taxes, requires significant judgement. The purchase price allocation remains preliminary, as certain information is not yet available. This includes, but is not limited to, the finalization of the fair value of certain assets and liabilities, including the completion of intangible asset valuations. Additionally, tax returns and analyses required to calculate the underlying tax basis of the Acquisition’s assets, liabilities and net operating losses have not been finalized. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.
The Company used variations of the income approach in determining the fair value of intangible assets acquired in the Acquisition. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name acquired. Our determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rates, customer attrition rates, and royalty rates. Edgewell believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.
The following table provides the preliminary allocation of the purchase price related to the Acquisition based upon the fair value of assets and liabilities assumed:

Current assets	16.9
Goodwill	181.0
Intangible assets	136.0
Other assets, including property, plant and equipment, net	3.2
Current liabilities	(6.8)
Deferred tax liabilities	(21.5)
$308.8
The acquired goodwill represented the value of expansion into new markets and channels of trade and is not deductible for tax purposes. The intangible assets acquired consisted primarily of the Billie trade name and customer relationships with a weighted average useful life of 19 years. All assets are included in the Company’s Wet Shave segment.
Billie contributed Net sales and a Loss before income taxes totaling $8.9 and $1.1, respectively, for the post acquisition period ending December 31, 2021 in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The Loss before income taxes was driven primarily by amortization expense of acquired intangible assets. Acquisition and integration costs related to Billie totaling $5.7 were included in Selling, general and administrative expense (“SG&A”) and acquisition costs of $0.3 were included in Cost of products sold in the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2021.
The following summarizes the company's unaudited pro forma consolidated results of operations for the three months ended December 31, 2021 and December 31, 2020, as though the Acquisition occurred on October 1, 2020:

	Three Months Ended December 31,
	2021	2020
Proforma net sales	$473.3	$467.3
Proforma net earnings	14.8	10.2

The unaudited pro forma consolidated results of operations were adjusted by pre-tax amortization expense of $1.3 and $2.2 for the three months ended December 31, 2021, and December 31, 2020, respectively. Additionally, pro forma earnings for the three months ended December 31, 2021, exclude $6.0 of pre-tax acquisition costs which were included in the pro forma earnings for the three months ended December 31, 2020. The pro forma earnings were also adjusted to reflect the capital structure as of the acquisition date and all pro forma adjustments have been included with related tax effects. The unaudited pro forma consolidated results of operations is not necessarily indicative of the results obtained had the Acquisition occurred as of the beginning of fiscal 2021, or of those results that may be obtained in the future. Amounts do not reflect any anticipated cost savings or cross-selling opportunities expected to result from the Acquisition.

Note 3 - Restructuring Charges
Operating Model Redesign
In Fiscal 2022, the Company expects to take specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, we expect to incur one-time charges of approximately $17 in fiscal 2022. The Company incurred the following charges for the three months ended December 31, 2021:

Three Months Ended December 31, 2021
Restructuring Charges
Severance and related benefit costs	1.3
Consulting, project implementation and management, and other exit costs	0.9
Total restructuring	$2.2
Project Fuel
Project Fuel was an enterprise-wide transformational initiative launched in the second quarter of fiscal 2018 to take needed steps to improve operational performance and reshape the business’ cost structure. Project Fuel was completed on September 30, 2021.
The Company incurred the following charges in the three months ended December 31, 2020:

Three Months Ended December 31, 2020
Project Fuel
Severance and related benefit costs	$2.3
Asset impairment and accelerated depreciation	0.1
Consulting, project implementation and management, and other exit costs	2.0
Total restructuring	$4.4
Pre-tax SG&A of $0.6 for the three months ended December 31, 2020, associated with certain information technology enablement expenses and compensation expenses for restructuring programs were included in Consulting, project implementation and management, and other exit costs.

The following table summarizes the restructuring activities and related accrual (excluding certain obsolescence charges related to the restructuring) for the three months ended December 31, 2021:

			Utilized
	October 1, 2021	Charge to Income	Cash	Non-Cash	December 31, 2021
Restructuring
Severance and related benefit costs	$1.9	$1.3	$(2.2)	$—	$1.0
Consulting, project implementation and management, and other exit costs	3.6	0.9	(3.0)	—	1.5
Total restructuring	$5.5	$2.2	$(5.2)	$—	$2.5
(1)Includes the impact of currency translation.

Note 4 - Income Taxes
For the three months ended December 31, 2021, the Company had income tax expense of $5.0 on Earnings before income taxes of $16.2. The effective tax rate for the three months ended December 31, 2021 was 30.9%. The difference between the federal statutory rate and the effective rate is primarily due to the unfavorable mix of earnings in higher tax rate jurisdictions, as well as Internal Revenue Service Code Section 162(m) permanent adjustments and the non-deductible expenses related to the Acquisition.
For the three months ended December 31, 2020, the Company had income tax expense of $7.5 on Earnings before income taxes of $25.2. The effective tax rate for the three months ended December 31, 2020 was 29.7%, respectively. The difference between the federal statutory rate and the effective rate was primarily due to the unfavorable mix of earnings in higher tax rate jurisdictions.

Note 5 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options and restricted share equivalent (“RSE”) and performance restricted share equivalent (“PRSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2021	2020
Basic weighted-average shares outstanding	54.4	54.4
Effect of dilutive securities:
RSE and PRSE awards	0.6	0.4
Total dilutive securities	0.6	0.4
Diluted weighted-average shares outstanding	55.0	54.8
For the three months ended December 31, 2021, the calculation of diluted weighted-average shares outstanding excludes 1.2 of share options and 0.5 of RSE and PRSE awards because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2020, the calculation of diluted weighted-average shares outstanding excludes 1.0 of share options and 0.1 of RSE and PRSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2021	$967.5	$357.6	$208.7	$1,533.8
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2021	$598.5	$355.6	$208.7	$1,162.8

Changes in the three-month period ended December 31, 2021
Billie acquisition	181.0	—	—	181.0
Cumulative translation adjustment	(1.4)	0.1	0.2	(1.1)

Gross balance at December 31, 2021	$1,147.1	$357.7	$208.9	$1,713.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at December 31, 2021	$778.1	$355.7	$208.9	$1,342.7
The following table sets forth intangible assets by class:

	December 31, 2021			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$599.4	$—	$599.4	$600.8	$—	$600.8

Amortizable
Trade names and brands	$339.9	$61.1	$278.8	$256.2	$57.7	$198.5
Technology and patents	78.9	75.7	3.2	79.1	75.8	3.3
Customer related and other	273.5	119.9	153.6	221.2	117.4	103.8
Total amortizable intangible assets	$692.3	$256.7	$435.6	$556.5	$250.9	$305.6
Amortization expense was $6.1 and 5.5 for the three months ended December 31, 2021 and 2020, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2022 and for fiscal 2023, 2024, 2025, 2026 and 2027 is $23.2, $30.9, $30.8, $30.8, $30.6 and $30.5, respectively, and $258.8 thereafter.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and environmental factors, including the impact of the ongoing novel coronavirus 2019 (“COVID-19”) pandemic. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there was no triggering event requiring an interim impairment analysis during the three months ended December 31, 2021.

Note 7 - Supplemental Balance Sheet Information

	December 31, 2021	September 30, 2021
Inventories
Raw materials and supplies	$65.2	$61.3
Work in process	85.7	83.4
Finished products	256.6	201.0
Total inventories	$407.5	$345.7
Other Current Assets
Miscellaneous receivables	$31.2	$30.3
Inventory returns receivable	0.7	0.9
Prepaid expenses	77.8	67.3
Value added tax collectible from customers	17.2	19.6
Income taxes receivable	30.1	29.1
Other	8.2	12.9
Total other current assets	$165.2	$160.1
Property, Plant and Equipment
Land	$19.0	$19.2
Buildings	144.5	144.5
Machinery and equipment	1,050.6	1,049.0
Capitalized software costs	56.7	57.0
Construction in progress	48.1	44.0
Total gross property, plant and equipment	1,318.9	1,313.7
Accumulated depreciation and amortization	(962.3)	(951.1)
Total property, plant and equipment, net	$356.6	$362.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$36.4	$33.8
Accrued trade allowances	28.4	34.0
Accrued salaries, vacations and incentive compensation	27.9	66.4
Income taxes payable	7.2	9.8
Returns reserve	41.9	52.7
Restructuring reserve	2.5	5.5
Value added tax payable	5.8	4.6
Deferred compensation	6.5	5.9
Short term lease obligation	11.6	11.0
Customer advance payments	2.3	0.6
Dividends payable	8.2	8.2
Other	60.0	68.3
Total other current liabilities	$238.7	$300.8
Other Liabilities
Pensions and other retirement benefits	$55.0	$55.4
Deferred compensation	22.4	22.7
Long term lease obligation	44.9	46.9
Other non-current liabilities	65.8	65.3
Total other liabilities	$188.1	$190.3

Note 8 - Leases
The Company leases certain offices and manufacturing facilities, warehouses, employee vehicles and certain manufacturing related equipment. The Company determines if an arrangement is or contains a lease at inception. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. All recorded leases are classified as operating leases and lease expense is recognized on a straight-line basis over the lease term.
A summary of the Company's lease information is as follows:

		December 31, 2021	September 30, 2021
Assets	Classification
Right of use assets	Other assets	$56.0	$57.7

Liabilities
Current lease liabilities	Other current liabilities	$11.6	$11.0
Long-term lease liabilities	Other liabilities	44.9	46.9
Total lease liabilities		$56.5	$57.9

Other information
Weighted-average remaining lease term (years)		10	10
Weighted-average incremental borrowing rate		6.4%	6.3%

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Statement of Earnings
Lease cost (1)	$3.5	$3.9

Other information
Leased assets obtained in exchange for new lease liabilities	$0.5	$3.9
Cash paid for amounts included in the measurement of lease liabilities	$3.6	$4.0
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments, including reasonably assured renewal options under lease agreements, are as follows:

Lease liability repayments	December 31, 2021
Remainder of fiscal 2022	$10.5
2023	11.1
2024	9.0
2025	8.1
2026	6.7
2027 and thereafter	37.1
Total future minimum lease commitments	82.5
Less: Imputed interest	(26.0)
Present value of lease liabilities	$56.5

Note 9 - Accounts Receivable Facility
The Company participates in an uncommitted master accounts receivable purchase agreement with MUFG Bank, Ltd, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”). Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the Accounts Receivable Facility is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
On February 7, 2022, the Company entered into the Sixth Amendment to Master Accounts Receivable Purchase Agreement between Edgewell Personal Care, LLC and MUFG Bank, LTD., formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, which increased the maximum receivables sold amount under the Accounts Receivable Facility to $180.0 from $150.0 and amended the pricing index used to determine the purchase price for subject receivables from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The applicable margin that is added to the BSBY pricing index specific for each obligor was unchanged. Except as noted above, all other terms, conditions, obligations, covenants or agreements contained in the Accounts Receivable Facility are unmodified in all respects and continue in full force and effect.
As of December 31, 2021, the discount rate used to determine the purchase price for the subject receivables is based upon LIBOR plus a margin applicable to the specified obligor.
Accounts receivables sold were $155.3 and $138.4 for the three months ended December 31, 2021 and 2020, respectively. The trade receivables sold that remained outstanding as of December 31, 2021 and September 30, 2021 were $87.2 and $91.1, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other income, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $0.2 for both the three months ended December 31, 2021 and 2020.

Note 10 - Debt
The detail of long-term debt was as follows:

	December 31, 2021	September 30, 2021
Senior notes, fixed interest rate of 5.500%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.125%, due 2029	500.0	500.0
U.S. revolving credit facility due 2025	198.0	—
Total long-term debt, including current maturities	1,448.0	1,250.0
Less unamortized debt issuance costs and discount (1)	15.3	15.8
Total long-term debt	$1,432.7	$1,234.2
(1)At December 31, 2021, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $9.4 and $5.9, respectively. At September 30, 2021, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $9.8 and $6.0, respectively.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $27.4 and $26.5 as of December 31, 2021 and September 30, 2021, respectively.

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

The Company’s net periodic pension and postretirement costs for these plans for the three months ended December 31 were as follows:

	Three Months Ended December 31,
	2021	2020
Service cost	$1.0	$1.1
Interest cost	2.6	2.5
Expected return on plan assets	(5.3)	(5.6)
Recognized net actuarial loss	1.5	2.3
Net periodic cost	$(0.2)	$0.3
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost is recorded to Other income, net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.

Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) approved an authorization to repurchase up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.5 shares of its common stock for $24.5 during the three months ended December 31, 2021. The Company has 9.2 shares of its common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
On November 4, 2021, the Board declared a cash dividend of $0.15 per share of common stock outstanding. The dividend was paid on January 6, 2022 to holders of record as of the close of business on December 3, 2021.
Dividends declared during the three months ended December 31, 2021 totaled $8.4. Payments made for dividends during the three months ended December 31, 2021 totaled $8.5.
On February 4, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter. The dividend is payable April 5, 2022 to stockholders of record as of the close of business on March 8, 2022.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2021	$(41.8)	$(97.3)	$2.2	$(136.9)
OCI before reclassifications (1)	(6.9)	(1.1)	1.2	(6.8)
Reclassifications to earnings	—	1.1	(0.8)	0.3
Balance at December 31, 2021	$(48.7)	$(97.3)	$2.6	$(143.4)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2020	$(47.4)	$(142.1)	$(2.1)	$(191.6)
OCI before reclassifications (1)	33.7	(3.7)	(2.8)	27.2
Reclassifications to earnings	—	1.7	1.0	2.7
Balance at December 31, 2020	$(13.7)	$(144.1)	$(3.9)	$(161.7)

(1)OCI is defined as other comprehensive income (loss).
The following table presents the reclassifications out of AOCI:

	Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2021	2020
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$1.3	$(1.4)	Other income, net
	1.3	(1.4)
	0.5	(0.4)	Income tax provision
	0.8	(1.0)
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(1.5)	$(2.3)	(1)
	(1.5)	(2.3)
	(0.4)	(0.6)	Income tax provision
	(1.1)	(1.7)

Total reclassifications for the period	$(0.3)	$(2.7)
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the course of ordinary business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at December 31, 2021 and September 30, 2021, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
At December 31, 2021, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $3.8 at December 31, 2021 and an unrealized pre-tax gain of $3.3 at September 30, 2021, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2021 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at December 31, 2021 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2023. At December 31, 2021, there were 64 open foreign currency contracts with a total notional value of $121.0.

Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three months ended December 31, 2021 resulted in a gain of $1.1, compared to a loss of $1.1, for the three months ended December 31, 2020, and was recorded in Other income, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. At December 31, 2021, there were five open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $42.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
	December 31, 2021	September 30, 2021
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$3.8	$3.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.7	$0.5
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2021	2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$1.8	$(4.0)
Gain (loss) reclassified from AOCI into income (1) (2)	1.3	(1.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$1.1	$(1.1)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other income, net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	At December 31, 2021		At September 30, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$4.7	$(0.1)	$3.9	$(0.2)
Gross amounts offset in the balance sheet	(0.1)	—	(0.1)	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$4.6	$(0.1)	$3.8	$(0.1)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2021	September 30, 2021
Liabilities at estimated fair value:
Deferred compensation	$(28.9)	$(28.4)
Derivatives - foreign currency contracts	4.5	3.7
Net liabilities at estimated fair value	$(24.4)	$(24.7)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At December 31, 2021, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At December 31, 2021 and September 30, 2021, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2021 and at September 30, 2021.
At December 31, 2021 and September 30, 2021 the fair market value of fixed rate long-term debt was $1,305.6 and $1,300.1, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the U.S. revolving credit facility due 2025 (“Revolving Credit Facility”), have been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Company’s revolving credit facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings, and the Revolving Credit Facility have been determined based on Level 2 inputs.

Note 15 - Segment Data
For an overview of the Company’s segments, refer to Note 1 to Notes to Condensed Consolidated Financial Statements.
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges, and certain costs deemed non-recurring in nature, including acquisition and integration costs, value-added tax (“VAT”) settlement costs, Sun Care reformulation costs, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments.
The Company completed the acquisition of Billie on November 29, 2021. As a result, Net Sales and Segment Profit associated with Billie products will be reported in the Wet Shave segment beginning on the acquisition date.

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2021	2020
Net Sales
Wet Shave	$286.1	$279.1
Sun and Skin Care	104.8	103.0
Feminine Care	72.4	69.0
Total net sales	$463.3	$451.1

Segment Profit
Wet Shave	$51.5	$52.6
Sun and Skin Care	3.7	5.2
Feminine Care	8.4	8.8
Total segment profit	63.6	66.6
General corporate and other expenses	(10.8)	(12.1)
Restructuring and related costs	(2.2)	(4.4)
Acquisition and integration costs (1)	(6.0)	(3.0)
VAT settlement costs (2)	(3.4)	—
Sun Care reformulation costs (3)	(3.3)	—
Amortization of intangibles	(6.1)	(5.5)
Interest and other expense, net	(15.6)	(16.4)
Total earnings before income taxes	$16.2	$25.2
(1)Includes pre-tax SG&A of $5.7 and $1.7 for the three months ended December 31, 2021 and 2020, respectively. Additionally, Cost of products sold of $0.3 and $1.3 related to the valuation of acquired inventory for the three months ended December 31, 2021 and 2020, respectively, is included. Fiscal 2022 acquisition costs related to the Billie acquisition while Fiscal 2021 related primarily to Cremo which was acquired September 2, 2020.
(2)Includes pre-tax SG&A of $3.4 for the three months ended December 31, 2021 related to the estimated settlement of prior years’ value-added tax audits in Germany.
(3)Includes pre-tax COGS of $3.3 related to the recall and destruction of certain Sun Care products.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2021	2020
Net Sales to Customers
United States	$262.5	$250.8
International	200.8	200.3
Total net sales	$463.3	$451.1

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2021	2020
Razors and blades	$255.7	$246.3
Tampons, pads, and liners	72.4	69.0
Sun care products	40.2	28.8
Grooming products	46.3	43.1
Wipes and other skin care	18.3	31.1
Shaving gels and creams	30.4	32.8
Total net sales	$463.3	$451.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 19, 2021 (the “2021 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2021 Annual Report.
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company (“Edgewell”, “we” or “our Company”) or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, the future earnings and performance of our Company or any of our businesses, and the integration of the Billie acquisition and expected benefits from this transaction, including growth opportunities and cost savings. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2021 Annual Report.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring costs, acquisition and integration costs, and other non-standard items. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given certain significant events, including the acquisition of Billie Inc. (“Billie”), we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency.
The following provides additional detail on our non-GAAP measures:
•We analyze net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency and the impact of the Billie acquisition.
◦Organic net sales will be unfavorably impacted in fiscal 2022 by the Billie acquisition as sales that were previously reported as third party sales to Billie are now included as inter-company sales.
◦Segment profit will be unfavorably impacted in fiscal 2022 as a result of a change in the timing of profit recognition due to the Billie acquisition. Subsequent to the acquisition of Billie, profit previously earned on sales to Billie will be deferred until Billie sells to a third party.

•Additionally, we utilize “adjusted” non-GAAP measures including gross profit, SG&A, operating income, income taxes, net earnings, and diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, and other non-standard items.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information concerning our industry contained or incorporated by reference herein on our general knowledge of and expectations concerning the industry. Our market position, market share, and industry market size are based on our estimates using internal and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that data regarding the industry, market size and our market position and market share within such industry provide general guidance but are inherently imprecise and have not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A. Risk Factors in Part I of our 2021 Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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
Impact of COVID-19
Throughout the novel coronavirus 2019 (“COVID-19”) pandemic, we have taken and continue to take significant measures to protect our employees and business, while remaining in compliance with local guidelines and requirements.
The Company’s top priority during this time continues to be ensuring the health and welfare of our employees and additional measures have been put in place at all of our manufacturing locations. To date, we have not experienced any material operational disruptions across our manufacturing or distribution facilities.
The prolonged COVID-19 environment has resulted in increased supply chain challenges across labor management, product procurement and distribution. The continued duration and severity of COVID-19 may cause further disruptions related to our key suppliers, increase procurement costs and impact our ability to hire and retain employees, which may result in higher labor costs going forward. However, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
We expect to maintain adequate liquidity during these uncertain times and we will continue to assess the impact that COVID-19 has on our liquidity needs and current economic market conditions. As noted within “Liquidity and Capital Resources” below, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources.

Significant Events
Acquisitions
On November 29, 2021, the Company completed the acquisition of Billie, a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women for a purchase price of $308.8, net of cash acquired. We purchased Billie utilizing a combination of cash on hand and drawing on our U.S. revolving credit facility due 2025 (“Revolving Credit Facility”). As a result of the acquisition, Billie became a wholly owned subsidiary of the Company. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion on the Billie acquisition.

Executive Summary
The following is a summary of key results for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring and related costs, acquisition and integration costs, and other non-standard items, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

First Quarter of Fiscal 2022
•Net sales in the first quarter of fiscal 2022 were $463.3, up 2.7% compared to the prior year quarter. Organic net sales increased 2.5% compared to the prior year quarter due to higher volumes and favorable price across all segments, including growth in North America from Sun Care, Grooming and Feminine Care and growth in International driven by Wet Shave and Sun Care.
•Net earnings in the first quarter of fiscal 2022 were $11.2 compared to $17.7 in the prior year quarter. On an adjusted basis, net earnings for the first quarter of fiscal 2022 were $23.2 compared to $23.3 in the prior year quarter. Adjusted earnings were flat compared to the prior year quarter as higher net sales were offset by lower margins from higher materials, labor, and warehousing and distribution costs and higher advertising and promotional expense (“A&P”) in support of executing our category and brand strategies.
•Net earnings per diluted share during the first quarter of fiscal 2022 were $0.20 compared to $0.32 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the first quarter of fiscal 2022 was $0.42 compared to $0.43 in the prior year quarter.

	Three Months Ended December 31, 2021
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$189.9	$96.9	$31.8	$16.2	$5.0	$11.2	$0.20
Restructuring and related costs	—	—	2.2	2.2	0.5	1.7	0.03
Acquisition and integration costs	0.3	5.7	6.0	6.0	0.3	5.7	0.11
Value-added tax settlement costs	—	3.4	3.4	3.4	1.1	2.3	0.04
Sun Care reformulation costs	3.3	—	3.3	3.3	1.0	2.3	0.04
Total Adjusted Non-GAAP	$193.5	$87.8	$46.7	$31.1	$7.9	$23.2	$0.42

GAAP as a percent of net sales	41.0%	20.9%	6.9%	GAAP effective tax rate		30.9%
Adjusted as a percent of net sales	41.8%	19.0%	10.1%	Adjusted effective tax rate		25.3%

	Three Months Ended December 31, 2020
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$193.3	$93.1	$41.6	$25.2	$7.5	$17.7	$0.32
Restructuring and related costs	0.1	0.6	4.4	4.4	1.1	3.3	0.07
Acquisition and integration costs	1.3	1.7	3.0	3.0	0.7	2.3	0.04
Total Adjusted Non-GAAP	$194.7	$90.8	$49.0	$32.6	$9.3	$23.3	$0.43

GAAP as a percent of net sales	42.9%	20.6%	9.2%	GAAP effective tax rate		29.7%
Adjusted as a percent of net sales	43.2%	20.1%	10.9%	Adjusted effective tax rate		28.4%
(1)EBIT is defined as Earnings before Income taxes.
Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2022, as compared to the corresponding period in fiscal 2021, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Period Ended December 31, 2021
	Q1	% Chg
Net sales - fiscal 2021	$451.1
Organic	11.3	2.5%
Impact of Billie acquisition, net	6.8	1.5%
Impact of currency	(5.9)	(1.3)%
Net sales - fiscal 2022	$463.3	2.7%
For the first quarter of fiscal 2022, net sales were $463.3, an increase of 2.7%, including a $6.8, or 1.5%, impact from the acquisition of Billie and a $5.9 or 1.3% negative impact from currency movements. Organic net sales increased 2.5%, reflecting higher volumes and higher pricing in both North America and International markets. Wet Ones organic net sales declined 41%, reflecting the impact of cycling prior year quarter COVID-19 related growth of over 110%.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $189.9 during the first quarter of fiscal 2022, compared to $193.3 in the prior year quarter. Gross margin as a percent of net sales for the first quarter of fiscal 2022 was 41.0%. Adjusted gross margin percentage was 41.8%, a decline of 140-basis points compared to the prior year quarter, as 130-basis points of favorable pricing, promotional efficiency and mix was more than offset by a 220-basis point net impact from higher cost of goods and a 50-basis point impact related to the negative effect of currency translation and other items.

Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) was $96.9 in the first quarter of fiscal 2022, or 20.9% of net sales, compared to $93.1 in the prior year quarter, or 20.6% of net sales. Adjusted SG&A as a percent of net sales was 19.0%, a decline of 110-basis points as lower incentive and fringe benefit costs were only partly offset by higher compensation expense and the additional costs associated with the Billie acquisition, including increased amortization expense.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2022, A&P was $46.2, up $5.0 compared to the prior year quarter of $41.2. A&P as a percent of net sales was 10.0%, up from 9.1% in the prior year period. The increase in A&P was driven by increases in Sun and Skin Care and Wet Shave.

Research and Development Expense
Research and development expense (“R&D”) for the first quarter of fiscal 2022 was $12.8, compared to $13.7 in the prior year quarter. As a percent of net sales, R&D was 2.8% in the first quarter of fiscal 2022 compared to 3.0% in the prior year quarter.

Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2022 was $17.3, compared to $17.4 in the prior year quarter. The decline in interest expense was the result of lower interest rate on the 4.125% $500 Senior Notes due 2029 compared to the 4.7% $500 Senior Notes due 2022. This decline was partially offset by higher overall debt balance from the draw on the Revolving Credit Facility in the first quarter of fiscal 2022.

Other Income, Net
Other income, net was $1.7 in the first quarter of fiscal 2022, compared to income of $1.0 in the prior year quarter. The increase in income was driven by favorable pension activity and favorable foreign exchange gains compared to the prior year quarter.

Income Tax Provision
The effective tax rate for the first three months of fiscal 2022 was 30.9%, compared to 29.7% in the prior year period. On an adjusted basis, the effective tax rate was 25.3% and 28.4% for the first quarter of fiscal 2022 and fiscal 2021, respectively. The fiscal 2022 effective tax rate and adjusted effective tax rate reflects an increase in Internal Revenue Service Code Section 162(m) permanent adjustments partially offset by favorable stock compensation vests compared to fiscal 2021.
The following table presents a reconciliation of the adjusted effective tax rate, which is a non-GAAP measure:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Reported	Adjustments (1)	Adjusted (Non-GAAP)	Reported	Adjustments (1)	Adjusted (Non-GAAP)
Earnings before income taxes	$16.2	$14.9	$31.1	$25.2	$7.4	$32.6
Income tax provision	5.0	2.9	7.9	7.5	1.8	9.3
Net earnings	$11.2	$12.0	$23.2	$17.7	$5.6	$23.3

Effective tax rate	30.9%			29.7%
Adjusted effective tax rate			25.3%			28.4%
(1)Includes adjustments for expenses management excludes when analyzing the operating performance of the Company. Refer to the GAAP to Non-GAAP reconciliation above for a detailed listing of adjustments.

Operating Model Redesign
In Fiscal 2022, we expect to take specific actions to strengthen our operating model, simplify our organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, we expect to incur one-time charges of approximately $17 in fiscal 2022. We incurred $2.2 during the first quarter of fiscal 2022, primarily related to employee severance and benefit costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2022, compared to the corresponding period in fiscal 2021, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between the segments.
We completed the acquisition of Billie on November 29, 2021. The net sales and segment profit activity related to Billie products were included in the Wet Shave segment for the post-acquisition period.

Wet Shave

Net Sales - Wet Shave
Quarter Ended December 31, 2021
	Q1	% Chg
Net sales - fiscal 2021	$279.1
Organic	6.0	2.1%
Impact of Billie acquisition, net	6.8	2.4%
Impact of currency	(5.8)	(2.0)%
Net sales - fiscal 2022	$286.1	2.5%
Wet Shave net sales for the first quarter of fiscal 2022 increased 2.5% compared to the prior year quarter, inclusive of a 2.4% increase from the acquisition of Billie and a 2.0% decline due to currency movements. Organic net sales increased $6.0, or 2.1%, driven by growth in Women’s shave and Disposables, partly offset by declines in Men’s Systems, primarily in North America, and Shave Preps, which were negatively impacted by supply chain issues and out of stocks.

Segment Profit - Wet Shave
Quarter Ended December 31, 2021
	Q1	% Chg
Segment profit - fiscal 2021	$52.6
Organic	3.2	6.1%
Impact of Billie acquisition, net	(2.4)	(4.6)%
Impact of currency	(1.9)	(3.6)%
Segment profit - fiscal 2022	$51.5	(2.1)%
Wet Shave segment profit for the first quarter of fiscal 2022 was $51.5, down $1.1, or 2.1%, compared to the prior year quarter, inclusive of the impact of currency movements. Organic segment profit increased $3.2, or 6.1%, as increased net sales and favorable gross margins were offset by higher A&P for Men’s systems during the quarter. Segment profit was negatively impacted $2.4 as a result of the Billie acquisition due to timing of profit recognition.
Sun and Skin Care
Sun and Skin Care segment net sales and profit are affected by the seasonality of sun care products. As a result, segment net sales and profit have historically been higher in the second and third quarters of the fiscal year.

Net Sales - Sun and Skin Care
Quarter Ended December 31, 2021
	Q1	% Chg
Net sales - fiscal 2021	$103.0
Organic	2.0	1.9%
Impact of currency	(0.2)	(0.2)%
Net sales - fiscal 2022	$104.8	1.7%
Sun and Skin Care net sales for the first quarter of fiscal 2022 increased 1.7% compared to the prior year quarter, inclusive of a 0.2% decline due to currency movements. Organic net sales increased $2.0, or 1.9%. The increase in organic net sales was primarily driven by Sun Care growth of more than 40%, reflecting market share gains and continued category recovery in both U.S. and international markets. Additionally, Grooming grew 7%, primarily in North America. Wet Ones organic net sales declined 41%, reflecting the impact of cycling prior year quarter COVID-19 related growth of over 110%.

Segment Profit - Sun and Skin Care
Quarter Ended December 31, 2021
	Q1	% Chg
Segment profit - fiscal 2021	$5.2
Organic	(1.3)	(25.0)%
Impact of currency	(0.2)	(3.8)%
Segment profit -fiscal 2022	$3.7	(28.8)%
Segment profit for the first quarter of fiscal 2022 was $3.7, a decrease of $1.5, compared to the prior year quarter. Organic segment profit decreased $1.3, as higher sales were more than offset by inflationary cost pressures and higher A&P spend.
Feminine Care

Net Sales - Feminine Care
Quarter Ended December 31, 2021
	Q1	% Chg
Net sales - fiscal 2021	$69.0
Organic	3.3	4.8%
Impact of currency	0.1	0.1%
Net sales - fiscal 2022	$72.4	4.9%
Feminine Care net sales for the first quarter of fiscal 2022 increased $3.4, or 4.9%. The increase in net sales was driven by favorable pricing and increased volumes, primarily in North America.

Segment Profit - Feminine Care
Quarter Ended December 31, 2021
	Q1	%Chg
Segment profit -fiscal 2021	$8.8
Organic	(0.5)	(5.6)%
Impact of currency	0.1	1.1%
Segment profit - fiscal 2022	$8.4	(4.5)%
Feminine Care segment profit for the first quarter of fiscal 2022 was $8.4, a decrease of $0.4, or 4.5%, compared to the prior year quarter. The decline was driven by lower gross margin, partly offset by lower A&P and SG&A.
General Corporate and Other Expenses

	Quarter Ended December 31,
	2021	2020
Corporate expenses	$10.8	$12.1
Restructuring and related costs	2.2	4.4
Acquisition and integration costs	6.0	3.0
Value-added tax settlement costs	3.4	—
Sun Care reformulation costs	3.3	—
General corporate and other expenses	$25.7	$19.5
% of net sales	5.5%	4.3%
For the first quarter of fiscal 2022, general corporate expenses were $10.8, or 2.3% of net sales, compared to $12.1, or 2.7% of net sales, in the prior year quarter. For the first quarter of fiscal 2022, the decline in corporate expense was primarily due to lower incentive and fringe benefit costs.

Liquidity and Capital Resources
To date, COVID-19 has not had a significant impact on our liquidity or capital resources. However, the COVID-19 pandemic has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future.
At December 31, 2021, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties that hold our deposits consist of major financial institutions. We consistently monitor positions with, and the credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,475.4 at December 31, 2021, including $225.4 tied to variable interest rates. Our total borrowings at September 30, 2021 were $1,276.5. We drew down $198.0 on the Revolving Credit Facility primarily to fund the acquisition of Billie during the three months ended December 31, 2021. Taking into account outstanding letters of credit of $6.3, as of December 31, 2021, $220.7 was available under the Revolving Credit Facility. We had outstanding international borrowings, recorded in Notes payable, of $27.4 and $26.5 as of December 31, 2021 and September 30, 2021, respectively.
Effective February 7, 2022, we increased the maximum receivables sold facility amount under the Sixth Amendment to Master Accounts Receivable Purchase Agreement to $180.0 from $150.0 and amended the pricing index used to determine the purchase price for subject receivables from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The applicable margin that is added to the BSBY pricing index specific for each obligor was unchanged. Except as noted above, all other terms, conditions, obligations, covenants or agreements contained in the Accounts Receivable Facility are unmodified in all respects and continue in full force and effect.
Historically, we have generated, and expect to continue to generate, positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care products, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. While we cannot reasonably estimate the full impact COVID-19 will have on our cash flows, we believe our cash on hand, cash flows from operations and borrowing capacity under our Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
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
As of December 31, 2021, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2021	2020
Net cash (used by) from:
Operating activities	$(79.0)	$(82.5)
Investing activities	(312.7)	(2.3)
Financing activities	155.5	(5.5)
Effect of exchange rate changes on cash	(3.2)	6.4
Net decrease in cash and cash equivalents	$(239.4)	$(83.9)
Operating Activities
Cash flow used by operating activities was $79.0 during the first quarter of fiscal 2022, compared to cash flows used by operating activities of $82.5 during the prior year period. The decline in cash used by operations was primarily related to favorable changes in working capital.
Investing Activities
Cash flow used by investing activities was $312.7 during the first quarter of fiscal 2022, compared to cash used of $2.3 during prior year quarter. We completed the acquisition of Billie for $308.8, net of cash acquired, in the first quarter of fiscal 2022. Additionally, we collected $5.0 of proceeds from the sale of the Infant and Pet Care business during the first quarter of fiscal 2021, compared to $7.5 in the prior year period. Capital expenditures were $9.4 during the first quarter of fiscal 2022 compared to $10.2 in the prior year period.
Financing Activities
Net cash from financing activities was $155.5 during the first quarter of fiscal 2022, compared to cash used of $5.5 in the prior year period. We drew $198.0 on our Revolving Credit Facility primarily to fund the acquisition of Billie during the first quarter of fiscal 2022. We repurchased $24.5 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”) compared to $9.2 in the prior year period. Dividend payments totaled $8.5 in the first quarter of fiscal 2022. We had financing outflows for employee equity awards held for taxes totaling $9.7 in the first quarter of fiscal 2022 compared to $3.0 in the prior year period.

Share Repurchases
During the first quarter of fiscal 2022, we repurchased 0.5 shares of our common stock for $24.5. We have 9.2 shares remaining under the Repurchase Plan. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
On November 4, 2021, the Board declared a cash dividend of $0.15 per share of common stock outstanding. The dividend was paid on January 6, 2022 to holders of record as of the close of business on December 3, 2021.
Dividends declared during the three months ended December 31, 2021 totaled $8.4. Payments made for dividends during the three months ended December 31, 2021 totaled $8.5.
On February 4, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter. The dividend is payable April 5, 2022 to stockholders of record as of the close of business on March 8, 2022.

Commitments and Contingencies
Contractual Obligations
During the three months ended December 31, 2021, we drew $198.0 on the Revolving Credit Facility. As of December 31, 2021, future minimum repayments of debt were: $198.0 in fiscal 2025, $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2021, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of December 31, 2021, our outstanding variable-rate debt included $225.4 related to our Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $2.0.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2021 Annual Report on Form 10-K.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2021	—	$—	—	9,750,000
November 1 to 30, 2021	473,022	43.40	249,000	9,501,000
December 1 to 31, 2021	308,963	44.13	308,963	9,192,037
(1)224,022 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the first quarter of fiscal 2022, we repurchased 557,963 shares under this authorization.
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

10.4	Sixth Amendment to Master Accounts Receivable Purchase Agreement, dated as of February 7, 2022, between the Company and MUFG Bank, Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31,, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets at December 31, 2021 and September 30, 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer

Date:	February 8, 2022