Form 10-Q
period 2022-06-30
EDGEWELL PERSONAL CARE Co
filed 2022-08-04
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Common shares, $0.01 par value - 51,826,214 shares as of July 31, 2022.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales	$623.8	$573.7	$1,634.8	$1,544.1
Cost of products sold	383.2	303.4	974.2	838.8
Gross profit	240.6	270.3	660.6	705.3

Selling, general and administrative expense	92.7	97.5	290.9	284.0
Advertising and sales promotion expense	80.9	81.9	197.0	191.5
Research and development expense	13.6	14.6	40.1	42.6
Restructuring charges	3.5	5.2	9.2	11.6
Operating income	49.9	71.1	123.4	175.6
Interest expense associated with debt	18.0	16.4	53.3	51.1
Cost of early retirement of long-term debt	—	—	—	26.1
Other (income) expense, net	(4.4)	0.8	(9.5)	(0.2)
Earnings before income taxes	36.3	53.9	79.6	98.6
Income tax provision	5.8	13.1	14.7	25.7
Net earnings	$30.5	$40.8	$64.9	$72.9

Earnings per share:
Basic net earnings per share	$0.58	$0.75	$1.21	$1.34
Diluted net earnings per share	$0.57	$0.74	$1.20	$1.32

Statements of Comprehensive Income:
Net earnings	$30.5	$40.8	$64.9	$72.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(34.4)	9.1	(50.3)	23.0
Pension and postretirement activity, net of tax of $0.4, $(0.2), $0.7, and $(0.2)	0.7	(0.7)	0.8	(1.3)
Deferred gain on hedging activity, net of tax of $1.4, $0.1, $2.0, and $1.7	3.1	0.2	4.5	3.5
Total other comprehensive (loss) income, net of tax	(30.6)	8.6	(45.0)	25.2
Total comprehensive (loss) income	$(0.1)	$49.4	$19.9	$98.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2022	September 30, 2021
Assets
Current assets
Cash and cash equivalents	$181.6	$479.2
Trade receivables, less allowance for doubtful accounts of $4.6 and $6.9	155.2	150.7
Inventories	414.1	345.7
Other current assets	182.8	160.1
Total current assets	933.7	1,135.7
Property, plant and equipment, net	347.8	362.6
Goodwill	1,332.3	1,162.8
Other intangible assets, net	1,010.7	906.4
Other assets	96.8	107.1
Total assets	$3,721.3	$3,674.6

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$18.9	$26.5
Accounts payable	239.2	209.5
Other current liabilities	317.0	300.8
Total current liabilities	575.1	536.8
Long-term debt	1,356.9	1,234.2
Deferred income tax liabilities	137.8	129.0
Other liabilities	173.4	190.3
Total liabilities	2,243.2	2,090.3
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 51,955,666 and 54,369,714 outstanding	0.7	0.7
Additional paid-in capital	1,599.9	1,631.1
Retained earnings	905.9	865.7
Common shares in treasury at cost, 13,296,323 and 10,882,275	(846.5)	(776.3)
Accumulated other comprehensive loss	(181.9)	(136.9)
Total shareholders’ equity	1,478.1	1,584.3
Total liabilities and shareholders’ equity	$3,721.3	$3,674.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2022	2021
Cash Flow from Operating Activities
Net earnings	$64.9	$72.9
Depreciation and amortization	67.1	65.9
Share-based compensation expense	18.4	19.6
Loss on sale of assets	0.6	0.6
Deferred compensation payments	(7.1)	(9.2)
Deferred income taxes	(10.6)	(1.3)
Cost of early retirement of long-term debt	—	26.1
Other, net	(4.8)	(0.8)
Changes in operating assets and liabilities	(56.1)	(17.9)
Net cash from operating activities	$72.4	$155.9

Cash Flow from Investing Activities
Capital expenditures	(37.4)	(34.1)
Acquisition of Billie, net of cash acquired	(309.4)	—
Proceeds from sale of Infant and Pet Care business	5.0	7.5
Acquisition of Cremo	—	(0.3)
Collection of deferred purchase price on accounts receivable sold	5.6	2.6
Other, net	(1.4)	(1.8)
Net cash used by investing activities	$(337.6)	$(26.1)

Cash Flow from Financing Activities
Cash proceeds from the issuance of Senior Notes due 2029	—	500.0
Cash payments on Senior Notes due 2022	—	(500.0)
Cash proceeds from debt with original maturities greater than 90 days	534.0	—
Cash payments on debt with original maturities greater than 90 days	(413.0)	—
Net (decrease) increase in debt with original maturities of 90 days or less	(4.3)	2.4
Debt issuance costs for Senior Notes due 2029	—	(6.5)
Cost of early retirement of long-term debt	—	(26.1)
Dividends to common shareholders	(24.7)	(16.7)
Repurchase of shares	(110.1)	(9.2)
Net financing inflow from the Accounts Receivable Facility	6.5	0.8
Employee shares withheld for taxes	(10.4)	(4.0)
Other, net	0.6	(0.6)
Net cash used by financing activities	$(21.4)	$(59.9)

Effect of exchange rate changes on cash	(11.0)	2.9

Net (decrease) increase in cash and cash equivalents	(297.6)	72.8
Cash and cash equivalents, beginning of period	479.2	364.7
Cash and cash equivalents, end of period	$181.6	$437.5
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$865.7	$(136.9)	$1,584.3
Net earnings	—	—	—	—	—	11.2	—	11.2
Foreign currency translation adjustments	—	—	—	—	—	—	(6.9)	(6.9)
Deferred gain on hedging activity	—	—	—	—	—	—	0.4	0.4
Dividends declared to common shareholders	—	—	—	—	—	(8.4)	—	(8.4)
Repurchase of shares	—	—	(0.5)	(24.5)	—	—	—	(24.5)
Activity under share plans	—	—	0.3	33.6	(37.4)	—	—	(3.8)
Balance at December 31, 2021	65.2	$0.7	(11.1)	$(767.2)	$1,593.7	$868.5	$(143.4)	$1,552.3
Net earnings	—	—	—	—	—	23.2	—	23.2
Foreign currency translation adjustments	—	—	—	—	—	—	(9.0)	(9.0)
Pension and postretirement activity	—	—	—	—	—	—	0.1	0.1
Deferred gain on hedging activity	—	—	—	—	—	—	1.0	1.0
Dividends declared to common shareholders	—	—	—	—	—	(8.2)	—	(8.2)
Repurchase of shares	—	—	(1.4)	(50.9)	—	—	—	(50.9)
Activity under share plans	—	—	0.1	3.5	3.5	—	—	7.0
Balance at March 31, 2022	65.2	$0.7	(12.4)	$(814.6)	$1,597.2	$883.5	$(151.3)	$1,515.5
Net earnings	—	—	—	—	—	30.5	—	30.5
Foreign currency translation adjustments	—	—	—	—	—	—	(34.4)	(34.4)
Pension and postretirement activity	—	—	—	—	—	—	0.7	0.7
Deferred gain on hedging activity	—	—	—	—	—	—	3.1	3.1
Dividends declared to common shareholders	—	—	—	—	—	(8.1)	—	(8.1)
Repurchase of shares	—	—	(1.0)	(34.7)	—	—	—	(34.7)
Activity under share plans	—	—	0.1	2.8	2.7	—	—	5.5
Balance at June 30, 2022	65.2	$0.7	(13.3)	$(846.5)	$1,599.9	$905.9	$(181.9)	$1,478.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9
Net earnings	—	—	—	—	—	17.7	—	17.7
Foreign currency translation adjustments	—	—	—	—	—	—	33.7	33.7
Pension and postretirement activity	—	—	—	—	—	—	(2.0)	(2.0)
Deferred loss on hedging activity	—	—	—	—	—	—	(1.8)	(1.8)
Dividends declared to common shareholders	—	—	—	—	—	(8.5)	—	(8.5)
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.2	15.4	(13.0)	—	—	2.4
Balance at December 31, 2020	65.2	$0.7	(11.0)	$(784.2)	$1,618.8	$791.6	$(161.7)	$1,465.2
Net earnings	—	—	—	—	—	14.4	—	14.4
Foreign currency translation adjustments	—	—	—	—	—	—	(19.8)	(19.8)
Pension and postretirement activity	—	—	—	—	—	—	1.4	1.4
Deferred gain on hedging activity	—	—	—	—	—	—	5.1	5.1
Dividends declared to common shareholders	—	—	—	—	—	(8.3)	—	(8.3)
Activity under share plans	—	—	0.1	2.9	3.2	—	—	6.1
Balance at March 31, 2021	65.2	$0.7	(10.9)	$(781.3)	$1,622.0	$797.7	$(175.0)	$1,464.1
Net earnings	—	—	—	—	—	40.8	—	40.8
Foreign currency translation adjustments	—	—	—	—	—	—	9.1	9.1
Pension and postretirement activity	—	—	—	—	—	—	(0.7)	(0.7)
Deferred gain on hedging activity	—	—	—	—	—	—	0.2	0.2
Dividends declared	—	—	—	—	—	(8.6)	—	(8.6)
Activity under share plans	—	—	—	4.0	2.7	—	—	6.7
Balance at June 30, 2021	65.2	$0.7	(10.9)	$(777.3)	$1,624.7	$829.9	$(166.4)	$1,511.6

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
The following table provides the preliminary allocation of the purchase price related to the Acquisition based upon the fair value of assets and liabilities assumed:

Current assets	$17.0
Goodwill	181.2
Intangible assets	136.0
Other assets, including property, plant and equipment, net	3.2
Current liabilities	(6.9)
Deferred tax liabilities	(21.1)
$309.4
The acquired goodwill represented the value of expansion into new markets and channels of trade and is not deductible for tax purposes. The intangible assets acquired consisted primarily of the Billie trade name and customer relationships with a weighted average useful life of 19 years. All assets are included in the Company’s Wet Shave segment.
Billie contributed Net sales and a Loss before income taxes totaling $67.6 and $4.8, respectively, for the post-acquisition period ending June 30, 2022 in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The Loss before income taxes was driven primarily by amortization expense of acquired intangible assets. Acquisition and integration costs related to Billie totaling $0.9 and $7.2 were included in Selling, general and administrative expense (“SG&A”) for the three and nine months ended June 30, 2022, respectively, and acquisition costs of $0.8 were included in Cost of products sold for the nine months ended June 30, 2022 in the Condensed Consolidated Statements of Earnings and Comprehensive Income.
The following summarizes the Company's unaudited pro forma consolidated results of operations for the three and nine months ended June 30, 2022 and June 30, 2021, as though the Acquisition occurred on October 1, 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Pro forma net sales	$623.8	$591.4	$1,644.8	$1,594.9
Pro forma net earnings	31.6	34.9	70.3	53.3

The unaudited pro forma consolidated results of operations were adjusted by pre-tax amortization expense of $1.3 for the nine months ended June 30, 2022, compared to $2.2 and $6.5 for the three and nine months ended June 30, 2021, respectively. Additionally, pro forma earnings for the three and nine months ended June 30, 2022 exclude $0.9 and $8.0 of pre-tax acquisition costs, respectively, which were included in the pro forma earnings for the three and nine months ended June 30, 2021, respectively. The pro forma earnings were also adjusted to reflect the capital structure as of the Acquisition Date, and all pro forma adjustments have been included with related tax effects. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results obtained had the Acquisition occurred on October 1, 2020, or of those results that may be obtained in the future. Amounts do not reflect any anticipated cost savings or cross-selling opportunities expected to result from the Acquisition.

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2022, the Company is taking specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, we expect to incur one-time restructuring charges of approximately $15 in fiscal 2022. The Company incurred the following restructuring charges for the three and nine months ended June 30, 2022:

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Severance and related benefit costs	$1.0	$4.0
Asset write-off and accelerated depreciation	0.3	0.4
Consulting, project implementation and management, and other exit costs	2.6	5.4
Total restructuring	$3.9	$9.8
Pre-tax SG&A of $0.4 and $0.6 for the three and nine months ended June 30, 2022, respectively, associated with certain information technology enablement expenses and compensation expenses for restructuring programs were included in Consulting, project implementation and management, and other exit costs.

Project Fuel
Project Fuel was an enterprise-wide transformational initiative launched in fiscal 2018 to improve operational performance and reshape the business’ cost structure. Project Fuel was completed on September 30, 2021.
The Company incurred the following restructuring charges for the three and nine months ended June 30, 2021:

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Severance and related benefit costs	$1.3	5.6
Asset write-off and accelerated depreciation	0.2	0.4
Consulting, project implementation and management, and other exit costs	6.7	12.1
Total restructuring	$8.2	$18.1
Pre-tax SG&A of $2.8 and $6.2 for the three and nine months ended June 30, 2021, respectively, associated with certain information technology enablement expenses and compensation expenses related to Project Fuel were included in Consulting, project implementation and management, and other exit costs. Pre-tax Cost of products sold of $0.2 and $0.3 for the three and nine months ended June 30, 2021, respectively, related to inventory write-offs associated with Project Fuel, were included in Asset impairment and accelerated depreciation.

The following table summarizes the restructuring activities and related accrual for the nine months ended June 30, 2022:

			Utilized
	October 1, 2021	Charge to Income	Cash	Non-Cash	June 30, 2022
Severance and related benefit costs	$1.9	$4.0	$(4.9)	$—	$1.0
Asset write-off and accelerated depreciation	—	0.4	—	(0.4)	—
Consulting, project implementation and management, and other exit costs	3.6	5.4	(8.4)	—	0.6
Total restructuring	$5.5	$9.8	$(13.3)	$(0.4)	$1.6

Note 4 - Income Taxes
For the three and nine months ended June 30, 2022, the Company had income tax expense of $5.8 and $14.7, respectively, on Earnings before income taxes of $36.3 and $79.6, respectively. The effective tax rate for the three and nine months ended June 30, 2022 was 16.1% and 18.5%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to a favorable mix of earnings in low tax jurisdictions and the favorable impact of a change in the Company’s prior estimates.
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Basic weighted-average shares outstanding	52.5	54.4	53.5	54.4
Effect of dilutive securities:
RSE and PRSE awards	0.6	1.0	0.6	0.7
Total dilutive securities	0.6	1.0	0.6	0.7
Diluted weighted-average shares outstanding	53.1	55.4	54.1	55.1
For the three and nine months ended June 30, 2022, the calculation of diluted weighted-average shares outstanding excludes 1.0 of share options. For the three and nine months ended June 30, 2022 the calculation excludes 0.5 and 0.3, respectively, of RSE and PRSE awards because the effect of including these awards was anti-dilutive. For the three and nine months ended June 30, 2021, the calculation of diluted weighted-average shares outstanding excludes 0.9 of share options.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2021	$967.5	$357.6	$208.7	$1,533.8
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2021	$598.5	$355.6	$208.7	$1,162.8

Changes in the nine-month period ended June 30, 2022
Billie acquisition	181.2	—	—	181.2
Cumulative translation adjustment	(9.3)	(1.8)	(0.6)	(11.7)

Gross balance at June 30, 2022	$1,139.4	$355.8	$208.1	$1,703.3
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at June 30, 2022	$770.4	$353.8	$208.1	$1,332.3
The following table sets forth intangible assets by class:

	June 30, 2022			September 30, 2021
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$592.3	$—	$592.3	$600.8	$—	$600.8

Amortizable
Trade names and brands	$339.6	$68.5	$271.1	$256.2	$57.7	$198.5
Technology and patents	78.3	75.4	2.9	79.1	75.8	3.3
Customer related and other	269.8	125.4	144.4	221.2	117.4	103.8
Total amortizable intangible assets	$687.7	$269.3	$418.4	$556.5	$250.9	$305.6
Amortization expense was $7.8 and $21.8 for the three and nine months ended June 30, 2022, respectively, and $5.5 and $16.6 for the three and nine months ended June 30, 2021, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2022 and for fiscal 2023, 2024, 2025, 2026 and 2027 is $7.7, $30.8, $30.7, $30.7, $30.4 and $30.4, respectively, and $257.7 thereafter.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there was no triggering event requiring an interim impairment analysis during the nine months ended June 30, 2022.

Note 7 - Supplemental Balance Sheet Information

	June 30, 2022	September 30, 2021
Inventories
Raw materials and supplies	$68.3	$61.3
Work in process	93.9	83.4
Finished products	251.9	201.0
Total inventories	$414.1	$345.7
Other Current Assets
Miscellaneous receivables	$45.4	$30.3
Inventory returns receivable	1.4	0.9
Prepaid expenses	73.8	67.3
Value added tax collectible from customers	23.5	19.6
Income taxes receivable	22.4	29.1
Other	16.3	12.9
Total other current assets	$182.8	$160.1
Property, Plant and Equipment
Land	$18.4	$19.2
Buildings	141.5	144.5
Machinery and equipment	1,043.0	1,049.0
Capitalized software costs	56.4	57.0
Construction in progress	55.8	44.0
Total gross property, plant and equipment	1,315.1	1,313.7
Accumulated depreciation and amortization	(967.3)	(951.1)
Total property, plant and equipment, net	$347.8	$362.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$47.9	$33.8
Accrued trade allowances	32.4	34.0
Accrued salaries, vacations and incentive compensation	46.7	66.4
Income taxes payable	11.9	9.8
Returns reserve	54.8	52.7
Restructuring reserve	1.6	5.5
Value added tax payable	8.8	4.6
Deferred compensation	4.6	5.9
Short term lease obligation	10.4	11.0
Customer advance payments	1.1	0.6
Dividends payable	7.8	8.2
Other	89.0	68.3
Total other current liabilities	$317.0	$300.8
Other Liabilities
Pensions and other retirement benefits	$53.7	$55.4
Deferred compensation	17.3	22.7
Long term lease obligation	40.9	46.9
Other non-current liabilities	61.5	65.3
Total other liabilities	$173.4	$190.3

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
A summary of the Company's lease information is as follows:

		June 30, 2022	September 30, 2021
Assets	Classification
Right of use assets	Other assets	$51.0	$57.7

Liabilities
Current lease liabilities	Other current liabilities	$10.4	$11.0
Long-term lease liabilities	Other liabilities	40.9	46.9
Total lease liabilities		$51.3	$57.9

Other information
Weighted-average remaining lease term (years)		10	10
Weighted-average incremental borrowing rate		6.5%	6.3%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Statement of Earnings
Lease cost (1)	$3.7	$3.6	$10.5	$11.0

Other information
Leased assets obtained in exchange for new lease liabilities	1.0	1.1	3.9	18.8
Cash paid for amounts included in the measurement of lease liabilities	$3.7	$3.6	$10.7	$11.0
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.
The Company's future lease payments, including reasonably assured renewal options under lease agreements, are as follows:

Lease liability repayments	June 30, 2022
Remainder of fiscal 2022	$4.4
2023	11.4
2024	9.2
2025	8.3
2026	6.9
2027 and thereafter	37.6
Total future minimum lease commitments	77.8
Less: Imputed interest	(26.5)
Present value of lease liabilities	$51.3

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
As of June 30, 2022, the discount rate used to determine the purchase price for the subject receivables shall be based upon BSBY plus a margin applicable to the specified obligor.
Accounts receivables sold were $354.0 and $791.2 for the three and nine months ended June 30, 2022, respectively, and $293.9 and $634.2 for the three and nine months ended June 30, 2021, respectively. The trade receivables sold that remained outstanding as of June 30, 2022 and September 30, 2021 were $156.0 and $91.1, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $0.6 and $1.1 for the three and nine months ended June 30, 2022, respectively, and the loss on sale of trade receivables was $0.2 and $0.6 for the three and nine months ended June 30, 2021, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	June 30, 2022	September 30, 2021
Senior notes, fixed interest rate of 5.500%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.125%, due 2029	500.0	500.0
U.S. revolving credit facility (1)	121.0	—
Total long-term debt, including current maturities	1,371.0	1,250.0
Less unamortized debt issuance costs and discount (2)	14.1	15.8
Total long-term debt	$1,356.9	$1,234.2
(1)The U.S. revolving credit facility matures in 2025.
(2)At June 30, 2022, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $8.7 and $5.4, respectively. At September 30, 2021, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $9.8 and $6.0, respectively.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $18.9 and $26.5 as of June 30, 2022 and September 30, 2021, respectively.

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
The Company’s net periodic pension and postretirement (income) costs for these plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.9	$1.1	$2.9	$3.3
Interest cost	2.6	2.5	7.8	7.4
Expected return on plan assets	(5.3)	(5.6)	(15.9)	(16.8)
Recognized net actuarial loss	1.5	2.3	4.6	6.9
Net periodic (income) cost	$(0.3)	$0.3	$(0.6)	$0.8

The service cost component of the net periodic (income) cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic (income) cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.

Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 2.9 shares of its common stock for $110.1 during the nine months ended June 30, 2022 and has 6.9 shares of its common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
On February 4, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter. The dividend was paid on April 5, 2022 to stockholders of record as of the close of business on March 8, 2022.
On May 6, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter. The dividend was paid on July 7, 2022 to stockholders of record as of the close of business on June 2, 2022.
Dividends declared during the nine months ended June 30, 2022 totaled $24.7. Payments made for dividends during the nine months ended June 30, 2022 totaled $24.7.
On July 29, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter. The dividend will be payable on October 5, 2022 to shareholders of record as of the close of business on September 2, 2022.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2021	$(41.8)	$(97.3)	$2.2	$(136.9)
OCI before reclassifications (1)	(50.3)	(2.6)	8.7	(44.2)
Reclassifications to earnings	—	3.4	(4.2)	(0.8)
Balance at June 30, 2022	$(92.1)	$(96.5)	$6.7	$(181.9)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2020	$(47.4)	$(142.1)	$(2.1)	$(191.6)
OCI before reclassifications (1)	23.0	(6.3)	0.9	17.6
Reclassifications to earnings	—	5.0	2.6	7.6
Balance at June 30, 2021	$(24.4)	$(143.4)	$1.4	$(166.4)
(1)OCI is defined as other comprehensive income (loss).
The following table presents the reclassifications out of AOCI:

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2022	2021	2022	2021
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$3.4	$(0.5)	$6.3	$(3.7)	Other (income) expense, net
	1.1	(0.1)	2.1	(1.1)	Income tax provision
	2.3	(0.4)	$4.2	$(2.6)
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(1.5)	$(2.4)	$(4.6)	$(7.0)	(1)
	(0.4)	(0.7)	(1.2)	(2.0)	Income tax provision
	(1.1)	(1.7)	(3.4)	$(5.0)

Total reclassifications for the period	$1.2	$(2.1)	$0.8	$(7.6)
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the course of ordinary business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place at June 30, 2022 and September 30, 2021, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
At June 30, 2022, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $9.8 and $3.3 at June 30, 2022 and September 30, 2021, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2022 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at June 30, 2022 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2023. At June 30, 2022, there were 64 open foreign currency contracts with a total notional value of $122.9.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2022 resulted in gains of $0.3 and $2.0, respectively, compared to a loss of $1.2 and a gain of $0.7 for the three and nine months ended June 30, 2021, respectively, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. At June 30, 2022, there were seven open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $67.6.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (1)
	June 30, 2022	September 30, 2021
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$9.8	$3.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$2.0	$0.5
(1)All derivative assets are presented in Other current assets or Other assets.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in OCI (1)	$7.8	$(0.2)	$12.7	$1.5
Gain (loss) reclassified from AOCI into income (1) (2)	3.4	(0.5)	6.3	(3.7)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$0.3	$(1.2)	$2.0	$0.7
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	At June 30, 2022		At September 30, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$12.1	$(0.2)	$3.9	$(0.2)
Gross amounts offset in the balance sheet	(0.1)	—	(0.1)	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$12.0	$(0.2)	$3.8	$(0.1)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2022	September 30, 2021
Liabilities at estimated fair value:
Deferred compensation	$(21.6)	$(28.4)
Derivatives - foreign currency contracts	11.8	3.7
Net liabilities at estimated fair value	$(9.8)	$(24.7)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At June 30, 2022 and September 30, 2021, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At June 30, 2022 and September 30, 2021, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at June 30, 2022 and September 30, 2021, respectively.
At June 30, 2022 and September 30, 2021, the fair market value of fixed rate long-term debt was $1,024.1 and $1,300.1, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the U.S. revolving credit facility due 2025 (“Revolving Credit Facility”), has been determined based on Level 2 inputs.
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

Note 15 - Segment Data
For an overview of the Company’s segments, refer to Note 1 to Notes to Condensed Consolidated Financial Statements. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges and certain costs deemed non-recurring in nature, including acquisition and integration costs, stock keeping unit (“SKU”) rationalization charges, legal settlements, value-added tax (“VAT”) settlement costs, Sun Care reformulation costs, and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
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
Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales
Wet Shave	$326.3	$304.9	$917.4	$876.7
Sun and Skin Care	216.2	195.2	504.3	457.7
Feminine Care	81.3	73.6	213.1	209.7
Total net sales	$623.8	$573.7	$1,634.8	$1,544.1

Segment Profit
Wet Shave	$37.5	$43.1	$116.6	$141.6
Sun and Skin Care	46.6	45.0	92.6	86.4
Feminine Care	8.8	13.7	19.1	28.1
Total segment profit	92.9	101.8	228.3	256.1
General corporate and other expenses	(14.8)	(15.7)	(42.8)	(41.2)
Restructuring and related costs	(3.9)	(8.2)	(9.8)	(18.1)
Acquisition and integration costs (1)	(0.9)	(1.3)	(8.0)	(4.6)
SKU rationalization charges (2)	(22.5)	—	(22.5)	—
Legal settlement (3)	7.5	—	7.5	—
VAT settlement costs (4)	—	—	(3.4)	—
Sun Care reformulation costs (5)	(0.6)	—	(4.1)	—
Amortization of intangibles	(7.8)	(5.5)	(21.8)	(16.6)
Cost of early retirement of long-term debt	—	—	—	(26.1)
Interest and other expense, net	(13.6)	(17.2)	(43.8)	(50.9)
Total earnings before income taxes	$36.3	$53.9	$79.6	$98.6
(1)Includes pre-tax SG&A of $0.9 and $7.2 for the three and nine months ended June 30, 2022, respectively, and $1.3 and $3.3 for the three and nine months ended June 30, 2021, respectively. Additionally, includes Cost of products sold of $0.8 related to the valuation of acquired inventory for the Billie acquisition for the nine months ended June 30, 2022. Cost of products sold includes $1.3 related to the valuation of acquired inventory for the Cremo acquisition for the nine months ended June 30, 2021.
(2)Includes pre-tax COGS of $22.5 for the three and nine months ended June 30, 2022 for the write-off of certain Wet Ones SKUs and related contract termination charges. Wet Ones products are included within the Sun and Skin Care segment.
(3)Includes pre-tax SG&A of $7.5 for the three and nine months ended June 30, 2022 for a favorable legal settlement.
(4)Includes pre-tax SG&A of $3.4 for the nine months ended June 30, 2022 related to the estimated settlement of prior years’ value-added tax audits in Germany.
(5)Includes pre-tax R&D of $0.6 for the three and nine months ended June 30, 2022 and pre-tax COGS of $3.5 for the nine months ended June 30, 2022 related to the reformulation, recall and destruction of certain Sun Care products.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Sales to Customers
United States	$392.8	$336.4	$997.2	$889.0
International	231.0	237.3	637.6	655.1
Total net sales	$623.8	$573.7	$1,634.8	$1,544.1

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Razors and blades	$290.1	$271.9	$821.1	$780.6
Tampons, pads, and liners	81.3	73.6	213.1	209.7
Sun care products	162.4	143.9	334.0	275.7
Grooming products	33.9	32.4	114.6	108.6
Wipes and other skin care	19.9	18.9	55.7	73.4
Shaving gels and creams	36.2	33.0	96.3	96.1
Total net sales	$623.8	$573.7	$1,634.8	$1,544.1

Note 16 - Commitments and Contingencies
Legal Proceedings
During the quarter ending June 30, 2022, the Company settled certain legal matters primarily related to intellectual property claims against a third party. The settlement resulted in a gain of $7.5 which was included in SG&A in the Condensed Consolidated Financial Statements. The Company received payment for the settlement subsequent to June 30, 2022.

SKU rationalization
During the quarter ended June 30, 2022, the Company recorded a charge of $22.5 relating to the write-off of inventory for certain Wet Ones SKUs and related contract termination charges associated with a third-party co-manufacturer. This charge was included in Cost of products sold in the Condensed Consolidated Financial Statements.

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

•Additionally, we utilize “adjusted” non-GAAP measures including gross profit, SG&A, operating income, income taxes, net earnings, and diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, stock keeping unit (“SKU”) rationalization charges, legal settlements and other non-standard items.
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
Impact of the COVID-19 Pandemic
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
The prolonged COVID-19 pandemic environment has resulted in increased supply chain challenges across labor management, product procurement and distribution. The continued duration and severity of the COVID-19 pandemic may cause further disruptions related to our key suppliers, increase procurement and distribution costs and impact our ability to hire and retain employees, which may result in higher labor costs going forward. However, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.
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

Executive Summary
The following is a summary of key results for the third quarter and first nine months of fiscal 2022 compared to the prior year period. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring and related costs, acquisition and integration costs, and other non-standard items, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

Third Quarter of Fiscal 2022
•Net sales in the third quarter of fiscal 2022 increased 8.7% to $623.8. Organic net sales increased 9.0% compared to the prior year quarter, with growth across all segments including strong growth in Sun Care, Feminine Care and Women’s shave across both North American and International markets.
•Net earnings in the third quarter of fiscal 2022 were $30.5 compared to $40.8 in the prior year quarter. On an adjusted basis, net earnings for the third quarter of fiscal 2022 were $45.8 compared to $49.2 in the prior year quarter. Adjusted earnings declined compared to the prior year quarter despite higher net sales, due to lower gross margins from inflationary pressures including higher materials, labor, and warehousing and distribution costs.
•Net earnings per diluted share during the third quarter of fiscal 2022 were $0.57 compared to $0.74 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the third quarter of fiscal 2022 were $0.86 compared to $0.89 in the prior year quarter.

	Three Months Ended June 30, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$240.6	$92.7	$49.9	$36.3	$5.8	$30.5	$0.57
Restructuring and related costs	—	0.4	3.9	3.9	0.9	3.0	0.06
Acquisition and integration costs	—	0.9	0.9	0.9	0.3	0.6	0.01
SKU rationalization charges	22.5	—	22.5	22.5	5.5	17.0	0.32
Legal settlement	—	(7.5)	(7.5)	(7.5)	(1.8)	(5.7)	(0.11)
Sun Care reformulation costs	—	—	0.6	0.6	0.2	0.4	0.01
Total Adjusted Non-GAAP	$263.1	$98.9	$70.3	$56.7	$10.9	$45.8	$0.86

GAAP as a percent of net sales	38.6%	14.9%	8.0%	GAAP effective tax rate		16.1%
Adjusted as a percent of net sales	42.2%	15.9%	11.3%	Adjusted effective tax rate		19.3%

	Three Months Ended June 30, 2021
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$270.3	$97.5	$71.1	$53.9	$13.1	$40.8	$0.74
Restructuring and related costs	0.2	2.8	8.2	8.2	2.0	6.2	0.11
Acquisition and integration costs	—	1.3	1.3	1.3	0.3	1.0	0.02
UK tax rate increase	—	—	—	—	(1.2)	1.2	0.02
Total Adjusted Non-GAAP	$270.5	$93.4	$80.6	$63.4	$14.2	$49.2	$0.89

GAAP as a percent of net sales	47.1%	17.0%	12.4%	GAAP effective tax rate		24.2%
Adjusted as a percent of net sales	47.2%	16.3%	14.0%	Adjusted effective tax rate		22.4%
(1)EBIT is defined as Earnings before Income taxes.

First Nine Months of Fiscal 2022
•Net sales for the first nine months of fiscal 2022 increased 5.9% to $1,634.8. Organic net sales increased 4.8% compared to the prior year period, due to growth in Sun Care globally, growth in Wet Shave in International markets and growth in Women’s shave, Feminine Care and Grooming in North America.

•Net earnings for the first nine months of fiscal 2022 were $64.9 compared to $72.9 in the prior year. On an adjusted basis, net earnings for the first nine months of fiscal 2022 were $96.0 compared to $111.0 in the prior year period. Adjusted earnings were down due to higher cost of goods sold from inflationary pressures, higher A&P and increased Selling, General and Administrative (“SG&A”) expense, largely related to amortization costs associated with the Billie acquisition.
•Net earnings per diluted share during the first nine months of fiscal 2022 were $1.20 compared to $1.32 in the prior year period. On an adjusted basis, as illustrated in the following table, net earnings per diluted share during the first nine months of fiscal 2022 were $1.77 compared to $2.01 in the prior year quarter.

	Nine Months Ended June 30, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$660.6	$290.9	$123.4	$79.6	$14.7	$64.9	$1.20
Restructuring and related costs	—	0.6	9.8	9.8	2.5	7.3	0.14
Acquisition and integration costs	0.8	7.2	8.0	8.0	0.8	7.2	0.13
SKU rationalization charges	22.5	—	22.5	22.5	5.5	17.0	0.31
Legal settlement	—	(7.5)	(7.5)	(7.5)	(1.8)	(5.7)	(0.11)
Value-added tax settlement costs	—	3.4	3.4	3.4	1.1	2.3	0.04
Sun Care reformulation costs	3.5	—	4.1	4.1	1.1	3.0	0.06
Total Adjusted Non-GAAP	$687.4	$287.2	$163.7	$119.9	$23.9	$96.0	$1.77

GAAP as a percent of net sales	40.4%	17.8%	7.5%	GAAP effective tax rate		18.5%
Adjusted as a percent of net sales	42.0%	17.6%	10.0%	Adjusted effective tax rate		20.0%

	Nine Months Ended June 30, 2021
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$705.3	$284.0	$175.6	$98.6	$25.7	$72.9	$1.32
Restructuring and related costs	0.3	6.2	18.1	18.1	4.4	13.7	0.25
Acquisition and integration costs	1.3	3.3	4.6	4.6	1.1	3.5	0.06
Cost of early retirement of long-term debt	—	—	—	26.1	6.4	19.7	0.36
UK tax rate increase	—	—	—	—	(1.2)	1.2	0.02
Total Adjusted Non-GAAP	$706.9	$274.5	$198.3	$147.4	$36.4	$111.0	$2.01

GAAP as a percent of net sales	45.7%	18.4%	11.4%	GAAP effective tax rate		26.1%
Adjusted as a percent of net sales	45.8%	17.8%	12.8%	Adjusted effective tax rate		24.8%
(1) EBIT is defined as Earnings before Income taxes.
Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2022, as compared to the corresponding period in fiscal 2021, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Period Ended June 30, 2022
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2021	$573.7		$1,544.1
Organic	51.4	9.0%	73.8	4.8%
Impact of Billie acquisition, net	21.1	3.7%	55.3	3.6%
Impact of currency	(22.4)	(4.0)%	(38.4)	(2.5)%
Net sales - fiscal 2022	$623.8	8.7%	$1,634.8	5.9%
For the third quarter of fiscal 2022, net sales were $623.8, an increase of 8.7%, including a $21.1 or 3.7% impact from the acquisition of Billie and a $22.4 or 4.0% unfavorable impact from currency movements. Organic net sales increased 9.0%, reflecting increased volumes and higher pricing in the quarter. North America organic net sales increased 9.3% and International organic net sales increased 8.4%.
For the first nine months of fiscal 2022, net sales were $1,634.8, an increase of 5.9%, including a $55.3 or 3.6% impact from the acquisition of Billie and a $38.4 or 2.5% unfavorable impact from currency movements. Organic net sales increased 4.8% driven by increases across multiple product lines including Wet Shave, Sun Care, Grooming and Feminine Care. The increases were offset by declines in volumes in Skin Care.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $240.6 during the third quarter of fiscal 2022, compared to $270.3 in the prior year quarter. Gross margin as a percent of net sales for the third quarter of fiscal 2022 was 38.6%. Included in Cost of products sold was a $22.5 charge for the write-off of inventory for certain Wet Ones SKUs and a related contract termination charge. Adjusted gross margin percentage was 42.2% compared to 47.2% in the prior year quarter, a decline of 500-basis points compared to the prior year quarter, as a 440-basis point net impact from higher commodity and transportation related costs net of productivity savings, and a 190-basis point combined impact from negative mix, higher trade spend and unfavorable currency, were only partly offset by the benefit from pricing.
Gross profit was $660.6 during the first nine months of fiscal 2022, compared to $705.3 in the prior year period. Gross margin as a percent of net sales for the first nine months of fiscal 2022 was 40.4% compared to 45.7% in the prior year period. Included in Cost of products sold was a $22.5 charge for the write-off of inventory for certain Wet Ones SKUs and a related contract termination charge. Adjusted gross margin percentage was 42.0%, down 380-basis points from 45.8% in the prior year period, driven by commodity inflation, higher warehousing and distribution expenses, and unfavorable product mix, which were partially offset by favorable pricing.
Selling, General and Administrative Expense
SG&A was $92.7 in the third quarter of fiscal 2022, or 14.9% of net sales, compared to $97.5 in the prior year quarter, or 17.0% of net sales. Included in SG&A was a $7.5 gain related to a favorable legal settlement. Adjusted SG&A as a percent of net sales was 15.9%, a decline of 40-basis points, as leverage from increased net sales, benefits from operational efficiency programs, and favorable currency translation more than offset the impact of the Billie acquisition, including amortization, and higher overall compensation expense.
SG&A was $290.9 in the first nine months of fiscal 2022, or 17.8% of net sales, compared to $284.0 in the prior year period, or 18.4% of net sales. Included in SG&A was a $7.5 gain related to a favorable legal settlement. Adjusted SG&A as a percent of net sales was 17.6%, a decline of 20-basis points, driven largely by leverage related to higher total net sales and the benefit from operational efficiency programs. The decline was partially offset by additional costs incurred associated with the Billie acquisition, including amortization expense as well as overall inflation.
Advertising and Sales Promotion Expense
For the third quarter of fiscal 2022, A&P was $80.9, down $1.0 compared to the prior year quarter of $81.9. A&P as a percent of net sales was 13.0%, as compared to 14.3% in the prior year quarter as increased spending in support of Billie, Feminine Care and sun season execution were more than offset by lower spend in International markets, and the impact of currency translation.
For the first nine months of fiscal 2022, A&P was $197.0, up $5.5 compared to the prior year period. A&P as a percent of net sales was 12.1%, down from 12.4% in the prior year period. The increase in A&P expense was primarily driven by increases in support of Sun Care after the COVID-19 pandemic-related declines in the prior year and additional A&P expense for Grooming products.

Research and Development Expense
Research and development expense (“R&D”) for the third quarter of fiscal 2022 was $13.6, compared to $14.6 in the prior year quarter. As a percent of net sales, R&D was 2.2% in the third quarter of fiscal 2022 compared to 2.5% in the prior year quarter. R&D for the first nine months of fiscal 2022 was $40.1, compared to $42.6 in the prior year period. As a percent of net sales, R&D was 2.5% in the first nine months of fiscal 2022, compared to 2.8% in the prior year period. R&D expense was down compared to the prior year driven primarily by lower program spend.
Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2022 was $18.0, compared to $16.4 in the prior year quarter. For the first nine months of fiscal 2022, interest expense was $53.3 compared to $51.1 in the prior year period. The increase in interest expense was the result of higher overall debt balance from draws on the Revolving Credit Facility in fiscal 2022 primarily to finance the acquisition of Billie.
Other (Income) Expense, net
Other (income) expense, net was income of $4.4 in the third quarter of fiscal 2022, compared to expense of $0.8 in the prior year quarter. Other (income) expense, net was income of $9.5 during the first nine months of fiscal 2022, compared to income of $0.2 during the first nine months of fiscal 2021. The increase in income was driven by favorable foreign currency hedge settlements compared to the prior year, which helped to offset other negative operational impacts from currency.
Income Tax Provision
The effective tax rate for the three and nine months ended June 30, 2022 was 16.1% and 18.5%, respectively, compared to 24.2% and 26.1% in the prior year period, respectively. On an adjusted basis, the effective tax rate was 19.3% and 20.0% for the three and nine months ended June 30, 2022, respectively, and 22.4% and 24.8% for the three and nine months ended June 30, 2021, respectively. The fiscal 2022 effective tax rate and adjusted effective tax rate reflect a favorable mix of earnings in low tax jurisdictions and a favorable impact of a change in our prior estimates.
Operating Model Redesign
In fiscal 2022, we are taking specific actions to strengthen our operating model, simplify our organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, we expect to incur one-time charges of approximately $15 in fiscal 2022. We incurred $3.9 and $9.8 during the third quarter and first nine months of fiscal 2022, respectively, primarily related to employee severance and benefit costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2022, compared to the corresponding periods in fiscal 2021, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
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
Wet Shave

Net Sales - Wet Shave
Period Ended June 30, 2022
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2021	$304.9		$876.7
Organic	19.1	6.3%	19.0	2.2%
Impact of Billie acquisition, net	21.1	6.9%	55.3	6.3%
Impact of currency	(18.8)	(6.2)%	(33.6)	(3.9)%
Net sales - fiscal 2022	$326.3	7.0%	$917.4	4.6%
Wet Shave net sales for the third quarter of fiscal 2022 increased 7.0% compared to the prior year quarter, inclusive of a 6.9% increase from the acquisition of Billie and a 6.2% decline due to currency movements. Organic net sales increased $19.1, or 6.3%, driven by increases in Men’s and Women’s Systems, Disposables, and Shave Preps. Organic net sales in North America increased 5.2%, reflecting higher volumes and price, while International organic net sales increased 7.1%, primarily driven by higher volumes.
Wet Shave net sales for the first nine months of fiscal 2022 increased 4.6%, inclusive of a 6.3% increase from the acquisition of Billie and a 3.9% decline due to currency movements. Organic net sales increased 2.2% compared to the prior year driven by increases in Women’s Systems, Disposables, and Shave Preps, offset by declines in Men’s Systems. Organic net sales in International markets increased 4.2% compared to declines in North America of 0.4%.

Segment Profit - Wet Shave
Period Ended June 30, 2022
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2021	$43.1		$141.6
Organic	0.2	0.5%	(7.5)	(5.3)%
Impact of Billie acquisition, net	(1.0)	(2.3)%	(8.6)	(6.1)%
Impact of currency	(4.8)	(11.2)%	(8.9)	(6.3)%
Segment profit - fiscal 2022	$37.5	(13.0)%	$116.6	(17.7)%
Wet Shave segment profit for the third quarter of fiscal 2022 was $37.5, down $5.6, or 13.0%. Organic segment profit increased $0.2, or 0.5%, reflecting lower A&P expense, partially offset by lower gross profit.
Wet Shave segment profit for the first nine months of fiscal 2022 was $116.6, down $25.0, or 17.7%. Organic segment profit decreased $7.5, or 5.3%, primarily due to inflationary pressures resulting in higher commodity costs and warehousing and distribution costs, partially offset by favorable pricing and lower A&P expense.
Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended June 30, 2022
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2021	$195.2		$457.7
Organic	24.6	12.6%	51.4	11.2%
Impact of currency	(3.6)	(1.8)%	(4.8)	(1.0)%
Net sales - fiscal 2022	$216.2	10.8%	$504.3	10.2%
Sun and Skin Care net sales for the third quarter of fiscal 2022 increased 10.8%. Organic net sales increased $24.6, or 12.6%. The increase in organic net sales was largely driven by Sun Care organic growth of approximately 15%, reflecting distribution gains in North America and continued category recovery in International markets. Additionally, Grooming organic net sales increased 7.5%, driven by 14% growth in International, while Wet Ones organic net sales returned to growth, increasing 7.4%.
Sun and Skin Care net sales for the first nine months of fiscal 2022 increased 10.2%. Organic net sales increased $51.4, or 11.2%. Organic net sales increases were driven by higher Sun Care volumes, resulting in growth of 23% globally, partially offset by unfavorable trade and coupons. Men’s Grooming increased 7%, driven by Cremo and Jack Black. Wet Ones organic net sales declined 23%, driven by lower volumes as demand fell during the first six months of fiscal 2022 to pre-COVID-19 pandemic levels.

Segment Profit - Sun and Skin Care
Period Ended June 30, 2022
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2021	$45.0		$86.4
Organic	2.2	4.9%	6.9	8.0%
Impact of currency	(0.6)	(1.3)%	(0.7)	(0.8)%
Segment profit -fiscal 2022	$46.6	3.6%	$92.6	7.2%
Segment profit for the third quarter of fiscal 2022 was $46.6, an increase of $1.6. Organic segment profit increased $2.2, as higher sales in Sun Care were partially offset by inflationary cost pressures and higher A&P spend.
Segment profit for the first nine months of fiscal 2022 was $92.6, an increase of $6.2, or 7.2%. Organic segment profit increased $6.9, or 8.0%, driven primarily by higher sales volumes, partially offset by inflationary cost pressures and higher A&P expense.

Feminine Care

Net Sales - Feminine Care
Period Ended June 30, 2022
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2021	$73.6		$209.7
Organic	7.7	10.5%	3.4	1.6%
Impact of currency	—	—%	—	—%
Net sales - fiscal 2022	$81.3	10.5%	$213.1	1.6%
Feminine Care net sales for the third quarter of fiscal 2022 increased $7.7, or 10.5%. The increase in net sales reflected higher category consumption and improved product availability and shelf replenishment.
Feminine Care net sales for the first nine months of fiscal 2022 increased $3.4, or 1.6%. The increase in net sales reflected higher category consumption compared to the prior year.

Segment Profit - Feminine Care
Period Ended June 30, 2022
	Q3	%Chg	Nine Months	%Chg
Segment profit -fiscal 2021	$13.7		$28.1
Organic	(4.8)	(35.1)%	(9.0)	(32.0)%
Impact of currency	(0.1)	(0.7)%	—	—%
Segment profit - fiscal 2022	$8.8	(35.8)%	$19.1	(32.0)%
Feminine Care segment profit for the third quarter of fiscal 2022 was $8.8, a decrease of $4.9, or 35.8%, largely driven by lower gross profit, reflecting higher commodity and transportation related costs, as well as increased A&P support.
Feminine Care segment profit for the first nine months of fiscal 2022 was $19.1 a decrease of $9.0, or 32.0%, primarily due to inflationary pressures on materials and distribution, partially offset by favorable pricing.
General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Corporate expenses	$14.8	$15.7	$42.8	$41.2
Restructuring and related costs	3.9	8.2	9.8	18.1
Acquisition and integration costs	0.9	1.3	8.0	4.6
SKU rationalization charges	22.5	—	22.5	—
Legal settlement	(7.5)	—	(7.5)	—
Value-added tax settlement costs	—	—	3.4	—
Sun Care reformulation costs	0.6	—	4.1	—
Cost of early retirement of long-term debt	—	—	—	26.1
General corporate and other expenses	$35.2	$25.2	$83.1	$90.0
% of net sales	5.6%	4.4%	5.1%	5.8%
For the third quarter of fiscal 2022, corporate expenses were $14.8, or 2.4% of net sales, compared to $15.7, or 2.7% of net sales. For the first nine months of fiscal 2022, corporate expenses were $42.8, or 2.6% of net sales, compared to $41.2, or 2.7% of net sales. For the third quarter of fiscal 2022, the decline in corporate expense was primarily due to lower discretionary spending. For the nine months ended June 30, 2022, the increase in corporate expense was primarily due to higher salary and benefit costs.

Liquidity and Capital Resources
At June 30, 2022, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
The counterparties that hold our deposits consist of major financial institutions. We consistently monitor positions with, and the credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,389.9 at June 30, 2022, including $139.9 tied to variable interest rates. Our total borrowings at September 30, 2021 were $1,276.5. We had outstanding borrowings of $121.0 under the Revolving Credit Facility at June 30, 2022, primarily to fund the acquisition of Billie. Taking into account outstanding letters of credit of $6.5, as of June 30, 2022, $297.5 was available under the Revolving Credit Facility. We had outstanding international borrowings, recorded in Notes payable, of $18.9 and $26.5 as of June 30, 2022 and September 30, 2021, respectively.
Effective February 7, 2022, we increased the maximum receivables sold facility amount under the Sixth Amendment to Master Accounts Receivable Purchase Agreement to $180.0 from $150.0. Refer to Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion on our Accounts Receivable Facility.
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
As of June 30, 2022, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Nine Months Ended June 30,
	2022	2021
Net cash from (used by):
Operating activities	$72.4	$155.9
Investing activities	(337.6)	(26.1)
Financing activities	(21.4)	(59.9)
Effect of exchange rate changes on cash	(11.0)	2.9
Net (decrease) increase in cash and cash equivalents	$(297.6)	$72.8
Operating Activities
Cash flow from operating activities was $72.4 during the first nine months of fiscal 2022, compared to $155.9 during the prior year period. The decrease in cash flows versus the same period in the prior year was driven by a larger net working capital build.
Investing Activities
Cash flow used by investing activities was $337.6 during the first nine months of fiscal 2022, compared to $26.1 used during the prior year period. We completed the acquisition of Billie for $309.4, net of cash acquired, in fiscal 2022. Additionally, we collected $5.0 of proceeds from the sale of the Infant and Pet Care business during the first nine months of fiscal 2022, compared to $7.5 in the prior year period. Capital expenditures were $37.4 during the first nine months of fiscal 2022, compared to $34.1 in the prior year period.
Financing Activities
Net cash used by financing activities was $21.4 during the first nine months of fiscal 2022, compared to $59.9 in the prior year period. During the first nine months of fiscal 2022, we had net borrowings of $121.0 under our Revolving Credit Facility, primarily to fund the acquisition of Billie. We repurchased $110.1 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”) compared to $9.2 in the prior year period. Dividend payments totaled $24.7 in the first nine months of fiscal 2022, compared to $16.7 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $10.4 in the first nine months of fiscal 2022, compared to $4.0 in the prior year period. In fiscal 2021, we replaced our $500 2022 Senior Notes with the issuance of $500 2029 Senior Notes. Additional financing cash outflows incurred in fiscal 2021 were related to costs of early debt retirement of the 2022 Senior Notes totaling $26.1 and debt issuance costs of $6.5.

Share Repurchases
During the first nine months of fiscal 2022, we repurchased 2.9 shares of our common stock for $110.1. We have 6.9 shares remaining under the Repurchase Plan. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
On February 4, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter. The dividend was paid April 5, 2022, to stockholders of record as of the close of business on March 8, 2022.
On May 6, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter. The dividend was paid July 7, 2022, to stockholders of record as of the close of business on June 2, 2022.
Dividends declared during the nine months ended June 30, 2022 totaled $24.7. Payments made for dividends during the nine months ended June 30, 2022 totaled $24.7.
On July 29, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter. The dividend will be payable on October 5, 2022 to shareholders of record as of the close of business on September 2, 2022.

Commitments and Contingencies
Contractual Obligations
At June 30, 2022, we had outstanding borrowings of $121.0 under the Revolving Credit Facility. As of June 30, 2022, future minimum repayments of debt were: $121.0 in fiscal 2025, $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2021 Annual Report.

Critical Accounting Policies
Our critical accounting policies and estimates are fully described in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the Securities and Exchange Commission ( the “SEC”) on November 19, 2021. The preparation of these financial statements requires us to make estimates and assumptions. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. There have been no significant changes to our critical accounting policies and estimates since September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2022, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of June 30, 2022, our outstanding variable-rate debt included $139.9 related to our Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $1.4.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2022	145,706	$36.99	127,297	7,714,359
May 1 to 31, 2022	487,405	35.69	487,405	7,226,954
June 1 to 30, 2022	359,341	35.07	359,341	6,867,613
(1)18,409 shares purchased during the third quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the third quarter of fiscal 2022, we repurchased 974,043 shares under this authorization.
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

10.2
Indenture, dated as of May 22, 2020, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2020.)

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30,2022 and 2021, (ii) the Condensed Consolidated Balance Sheets at June 30, 2022 and September 30, 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer
(principal financial officer)

Date:	August 4, 2022