Form 10-K
period 2022-09-30
EDGEWELL PERSONAL CARE Co
filed 2022-11-16
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $1,922,025,854.

The number of shares of the registrant’s common stock outstanding as of October 31, 2022 was 51,443,452.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2022, are incorporated by reference into Part III of this report.

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

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses, and the integration of the Billie, Inc. (“Billie”) acquisition and expected benefits from this transaction, including growth opportunities and cost savings. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:

•our ability to compete in products and prices in an intensely competitive industry;
•the loss of any of our principal customers;
•our inability to execute a successful e-commerce strategy;
•fluctuations in the price and supply of raw materials and costs of labor and transportation;
•the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility;
•the ability to successfully manage our ongoing acquisition integration activities to achieve our overall business strategy and financial objectives;

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

PART I

Item 1. Business.
Overview
Edgewell Personal Care Company, and its subsidiaries, is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, and feminine care categories. With operations in over 20 countries, our products are widely available in more than 50 countries.

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
In 2015, we completed the separation of our Household Products business, which manufactures and markets batteries and portable lighting, into a separate publicly-owned company (the “Spin” or the “Separation”). We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. (“New Energizer”) and began trading under the symbol “ENR” on the New York Stock Exchange (“NYSE”). Edgewell retained the Personal Care business and trades on the NYSE under the symbol “EPC.” Following the Separation, we do not beneficially own any shares of New Energizer. In connection with the Separation, we changed our name to Edgewell Personal Care Company on June 30, 2015.
In recent years, we have entered the men’s grooming and skin care markets through several acquisitions. On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited (“Bulldog”), a men’s grooming and skincare company based in the United Kingdom (“U.K.”). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a men’s luxury skincare company based in the U.S. On September 2, 2020, we completed the acquisition of Cremo Holding Company, LLC (“Cremo”), one of the strongest and fastest growing masstige men’s grooming brands, offering a complete line of beard, hair, body wash, shave prep and skin care products. These more recent acquisitions have created opportunities to expand our personal care portfolio into the growing, global grooming category, and have allowed us to leverage our international geographic footprint.
On November 29, 2021, we completed the acquisition of Billie, strengthening our women’s Wet Shave product portfolio. Billie is a fast growing, digitally native, omni-channel brand focused on providing women with high-quality shaving and premium body care products.

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

Wet Shave
Wet Shave products are sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Billie®, Shave Guard and Personna® brand names. We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. While we market our wet shave products throughout the world, our primary markets are the U.S., Canada, Japan, Germany, France and the U.K. We believe we hold the number two global market share position in wet shaving. The category is highly competitive, with brands vying for consumer loyalty and retail shelf space.
In 2022, we completed the acquisition of Billie, adding the growing woman’s brand to our portfolio of products. Billie’s strong direct-to-consumer and digital capabilities have underpinned its strong growth, which positioned the brand well for its initial expansion into U.S. brick-and-mortar in 2022. The Billie brand complements and strengthens Edgewell’s position in the women’s shaving category, adding to our portfolio of strong brands such as Schick Intuition, Hydro Silk and Skintimate.
In the U.S., Canada and Japan, we sell market-leading shave preparation products, including shaving gels and creams under the Edge, Skintimate and Shave Guard brands.
We also manufacture, distribute and sell a complete line of private label and disposable razors, shaving systems and replacement blades. These private label wet shave products including emerging direct-to-consumer (“DTC”) brands are sold primarily under a retailer’s store name or under our value brand names such as Personna.

Sun and Skin Care
Sun and Skin Care products are sold under the Banana Boat, Hawaiian Tropic, Bulldog®, Jack Black®, Cremo® and Wet Ones brand names. We market Sun Care products under the Banana Boat and Hawaiian Tropic brands and believe these brands, on a combined basis, hold a leading market share position in the U.S. sun care category. We compete across the full spectrum of Sun Care categories: general protection, sport, kids, baby, tanning and after sun. Outside of the U.S., we believe we are also the leading Sun Care manufacturer in Mexico with significant presence in Australia and Canada. We expect to continue to drive our worldwide business through product innovation, increased distribution and geographic expansion.
We offer Wet Ones antibacterial hand wipes and other related products as the leader in the U.S. portable hand wipes category. We expect to utilize our position as market leader to further scale the business and use innovation such as Wet Ones lavender gel, to increase growth.
We have acquired a portfolio of men’s grooming skin care products that have grown under our direction. Our Bulldog skincare products are purpose-built for men and were created to work simply and efficiently while dealing with issues specific to men’s skin. Since acquiring Bulldog, we have expanded sales geographically and are committed to further growth and distribution for the brand. We acquired the Jack Black brand and obtained a footprint in the luxury men’s skincare market and continue to use resources at our disposal to grow the Jack Black brand globally. Our Cremo products compete in the masstige category for men’s grooming, and that offers a complete line of “barber quality” beard, hair and skin care products.

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

Competition
The personal care product categories in which we compete are highly competitive, both in the U.S. and in most international markets, as large manufacturers with global operations and new entrants attempting to disrupt the market compete for consumer acceptance and increasingly limited retail shelf space. Competition is based upon several factors, including brand quality and perception, product formulation and performance, customer service and price and promotion. The continued growth in online sales also puts additional competitive pressure on our Company.

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
The sun care categories globally are characterized historically by global growth and is impacted by trends in skin care. With our balanced sun care portfolio, depth of sun care formulation expertise and global presence, we believe we compete effectively and have more than doubled our international sun care business since acquiring the Banana Boat and Hawaiian Tropic brands in 2008. We intend to continue to compete by driving product innovation, building differentiated brand equity and focusing on in-store visibility.
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

Feminine Care
The markets for feminine care and other personal products are characterized by large manufacturers with global presence, as well as new market entrants, and is likewise very competitive, with a large number of domestic and foreign competitors, including The Procter & Gamble Company and Kimberly Clark Corp. With our acquisition of the Stayfree, Carefree and o.b. brands, we expanded our presence within the feminine care product category and became one of the top three manufacturers in North America. We compete by having a portfolio of well-known brands that address complementary consumer needs.
Sales and Distribution
Our products are marketed primarily through a direct sales force and supplemented by strategic exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and larger markets in Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses to our Company. In several countries where we do not have dedicated commercial organizations, we utilize third-party distributors and wholesalers. As a result of increased competition through the expansion of online markets, we have established e-commerce operations across several business lines, including global Schick.com websites providing men’s and women’s shaving products, Bulldog direct to consumer sites, Jack Black direct to consumer sites, an acceleration of e-commerce sales in China through our partnership with T-Mall and the addition of Billie. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, and military stores.

Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Walmart Inc. and its subsidiaries (“Walmart”), as a group, account for more than 10% of our consolidated annual net sales. Walmart accounted for approximately 22% of our net sales in fiscal 2022. Purchases by Walmart included products from all of our segments. Target Corporation represented approximately 11% of net sales for our Sun and Skin Care segment and 11% for our Feminine Care segment, respectively.
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

Sources and Availability of Raw Materials
The principal raw materials used in our products include steel, various plastic resins, plastic based components, textile fibers and non-woven fabrics, organic and inorganic chemicals, soap-based lubricants and plastic-pulp based packaging. These materials are sourced on a regional or global basis, as applicable, and are generally available from multiple sources. Price and availability of our raw materials fluctuate over time. While we have confidence our supply assurance plans adequately support our current operational needs, we cannot predict the future with certainty. Both price and supply are subject to risk from global socio- and macroeconomic influences such as, but not limited to, force majeure, loss or impairment to key manufacturing sites, transportation, government regulation, currency or other unforeseen circumstances. In the past, we have avoided significant interruption in the availability of our input materials and believe that our extensive experience and global reach in procurement will continue to allow us to manage these risks effectively.

Patents, Technology and Trademarks
We own a number of U.S. and international trademarks, which we consider of substantial importance and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Edgewell™, Schick, Schick Hydro, Schick Hydro Silk, Hydro Connect™, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Billie, Protector™, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Cremo, Gentle Glide, Sport, Sport Level Protection™, Wet Ones, Stayfree, Carefree and o.b. As a result of the Playtex acquisition, we also own royalty-free licenses in perpetuity to the Playtex trademark in the U.S. and in many international jurisdictions related to certain feminine hygiene and other products but excluding certain baby care and apparel-related products. We consider the protection of our trademarks to be important to our business.
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
As of September 30, 2022, we owned, either directly or beneficially, approximately 412 unexpired U.S. patents, which have a range of expiration dates from October 2022 to February 2040, and we had approximately 57 pending U.S. patent applications. We routinely prepare additional patent applications for filing in the U.S. and actively pursue foreign patent protection in various countries. As of September 30, 2022, we owned, either directly or beneficially, approximately1,120 foreign patents, having a range of expiration dates from October 2022 to August 2046, and we had approximately 114 pending patent applications in foreign countries.
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
Many European countries, as well as the E.U., have been very active in adopting and enforcing environmental regulations. As such, it is possible that new regulations may increase the risk and expense of doing business in such countries.
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

Sustainability
Edgewell’s Sustainable Care 2030 program is our ambitious strategy that we believe will enable us to sustain and grow our business while inspiring a world where the joy of caring for yourself is balanced with caring for our shared planet and society. Unveiled in 2020, Sustainable Care 2030 includes clear commitments and targets across our brands, operations and supply chain, as well as our workforce and communities. These 2030 targets include (i) 100% renewable electricity and carbon neutrality across our global operations; (ii) reducing use of virgin petroleum-based plastic content in products and packaging; (iii) using 100% recyclable, compostable or reusable plastic packaging; (iv) reducing waste by 10% and pursuing zero waste to landfill across production facilities; and (v) driving a sustainability culture by ensuring each global location has a sustainability program to take action on localized efforts.
We are making significant progress on our goals, including in priority areas such as sustainable products and packaging, alternative materials innovation, ingredient stewardship and transparency, responsible sourcing, and embracing diversity, equity, and inclusion across the organization, among others. However, there is no guarantee that we will achieve our environmental sustainability priorities in whole or in part on or before 2030.
Additional information related to our social impact and sustainability matters can be found at www.edgewell.com/pages/sustainability. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

Human Capital
Employee Profile
At Edgewell, we are committed first and foremost to people: our employees, the consumers who use our products, the suppliers and retailers who partner with us, and the communities in which we operate. As of September 30, 2022, we had approximately 7,000 employees, with 2,100 based in the United States. Certain of our employees are represented by unions or works councils. We have cultivated a culture that is centered around our guiding purpose of Making Useful Things Joyful, supported by a set of values and behaviors that guide organizational actions and decisions, underpinned by a focus on diversity, equity, and inclusion.
Our foundational values of “People first,” “Move forward,” “Listen up and speak up” and “Own it together” support a culture of celebration, agility, authenticity, and collaboration. This culture promotes trust and teamwork, which results in bold and aggressive goals, smart risks, and an environment where innovation and ideation thrive. We continue to reinforce our foundational values through several key initiatives:
•Our performance management process provides for increased accountability to model our values by incorporating a ‘360-degree Values Assessment’ that evaluates each employee’s performance not only on the results achieved, but on how they achieve them.
•In 2021, we launched an internal recognition platform, InspireJOY, to recognize those exhibiting our values through recognition awards from managers and peers. Since launch, we have seen over 55,000 recognition moments.

Employee Wellness
The wellness of our people remains a primary focus and we believe that the most productive people are those who are at their best, both physically and mentally. Our employees have access to several programs related to employee wellness including onsite wellness testing and education; mental and emotional health awareness and support; and work-life balance through flextime, remote and hybrid working arrangements and parental leave, among others. Additionally, we continue to monitor the Novel Coronavirus 2019 (“COVID-19”) infection rates at all our locations and implement protocols such as the use of masks, when necessary, in order to protect our employees.
Ensuring a positive, purposeful working experience for our employees that is reflective of our purpose and values is central to our business operations. We continually monitor employee retention rates and believe our progressive human resources policies, learning and development, talent management, workplace health and safety, and community engagement and support activities enable us to attract and retain key personnel.

Diversity, Equity and Inclusion
We are committed to our continued efforts to create a work environment where every individual feels respected, connected, valued and empowered in our work environment. We continually look for ways to support the global workforce, consumers and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Our diversity, equity and inclusion (“DEI”) principles are also reflected in our values and behaviors, and in particular with respect to our policies against harassment or bullying. We continue to enhance our DEI policies to value all individuals who make up our teams.
During 2022, we advanced our focus on DEI through many specific actions including:
•Our CEO continued his commitment through the CEO Action for Diversity & Inclusion™, a coalition uniting business leaders to advance DEI in the workplace through education, training, dialogue and action. Several of Edgewell’s senior leaders attended this year’s annual meeting and have incorporated best practices into the global organization.
•We continued with our commitment to the Board Diversity Action Alliance, an organization taking action to increase the representation of racially and ethnically diverse directors on corporate boards.
•We have partnered with Out & Equal Workplace advocates to help LGBTQ+ people thrive and support organizations to create a culture of belonging for all.
•Our Director of DEI is leading and advancing our global DEI strategy as well as supporting our Teammate Resource Groups who remain focused on celebrating Edgewell’s inclusive culture for everyone.
•To continue with the bias training that was delivered to senior leadership, we have offered teammates the opportunity to attend training on mitigating bias as well as specialized training for Human Resources Business Partners on Strategic DEI partnering.
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

Teammate Experience
We understand that to attract and retain great people, we must listen to and engage them regularly. Each year, we conduct an anonymous employee experience survey to gauge our progress and identify the areas in the employee experience where we excel and areas for improvement. For the survey conducted in June 2022, our overall positivity score was 74% with 5,332 employees interacting with the survey. This was an increase of 3% in overall positivity score from 2021 with an 8% increase in employee participation.
Global actions we implemented in the fiscal year 2022 include:
•Developed a new program called Impactful Feedback. This program is for all employees and provides a framework and structure around giving constructive feedback with the training objective to provide more robust and meaningful feedback to others. Approximately 71% of our global salaried workforce have participated.
•Introduced a newer version of the career map document and support tools for all teammates globally. This program has created a shared responsibility between employees, their direct reports and the organization to identify and provide teammates with personal and professional growth opportunities.
•Enhanced our ways of working to help manage workload and fatigue through a commitment to a team-based approach using team agreements for our new hybrid ways of working.
•Began to focus on supporting our People Managers with tools and training to lead with empathy which will continue in fiscal year 2023.
In addition to global themes, our employee experience results identified diverse priorities at the functional, country, and team levels. Our goal is to support our People Managers in taking accountability for their results and to empower them to make changes at a local level to improve the employee experience.

Executive Officers
Set forth below are the names and ages as of September 30, 2022, and current positions of our executive officers.

Name	Age	Title
Rod R. Little	53	Chief Executive Officer
Daniel J. Sullivan	53	Chief Financial Officer, President Europe and Latin America
Paul R. Hibbert	53	Chief Supply Chain Officer
John N. Hill	59	Chief Human Resources Officer
LaTanya Langley	47	Chief Legal Officer and Corporate Secretary
Eric O’Toole	55	President, North America
Nick Powell	55	President, International
Set forth below is a brief description of the position and business experience of each of our executive officers.
Rod R. Little has served as President and Chief Executive Officer since March 1, 2019. Mr. Little previously served as our Chief Financial Officer beginning in March 2018. Prior to joining Edgewell, Mr. Little served as Chief Financial Officer of HSNi from January 2017 to December 2017, and as Executive Vice President and Chief Financial Officer of Elizabeth Arden, Inc. from April 2014 to November 2016. Prior to joining Elizabeth Arden, Mr. Little spent 17 years with Procter & Gamble where he held numerous positions of increasing responsibility in Procter & Gamble’s divisional and corporate finance organization, ultimately serving as the chief finance officer of their global salon professional division from 2009 until 2014. Mr. Little also served for five years in the United States Air Force prior to joining Procter & Gamble in 1997.
Daniel J. Sullivan has served as Chief Financial Officer since April 1, 2019 and effective October 1, 2022 Dan will also serve as the President, Europe and Latin America. Prior to joining Edgewell, Mr. Sullivan served as Executive Vice President and Chief Financial Officer of Party City Holdco Inc. Previously, Mr. Sullivan spent six years, from 2010 to 2016, with Ahold USA Inc., where he held positions of increasing responsibility within their control and finance divisions, ultimately serving as Executive Vice President and Chief Financial Officer from 2013 to 2016. Prior to that, Mr. Sullivan spent 13 years at Heineken N.V, most recently as the Chief Financial and Operating Officer of Heineken USA. Mr. Sullivan is a certified public accountant.
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
LaTanya Langley has served as Chief Legal Officer and Corporate Secretary since February 28, 2022. From 2015 to 2022, Ms. Langley served in roles of increasing responsibility at Société Bic S.A (commonly known as BIC), most recently as General Counsel, Corporate Secretary and Compliance Officer. Prior to joining BIC, Ms. Langley served as Senior Counsel at Diageo plc from 2008 to 2015.
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
Nick Powell served as President, International from June 1, 2020 until September 30, 2022. Mr. Powell had previously served as VP Europe and Latin America from April 2018 through May 2020; VP Europe, Middle East and Africa from 2017 through 2018; and VP North Europe from 2015 to 2017. Prior to this experience, he was also Area Business Director and Managing Director for Energizer Holdings and Schick-Wilkinson Sword.

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
Pricing and availability of raw materials, energy, shipping, labor and other services needed for our business can be volatile due to general economic conditions, including inflation, supplier capacity restraints, geopolitical developments, changes in supply and demand, natural disasters, energy costs, health epidemics or pandemics (including the COVID-19 pandemic), labor shortages and turnover, production levels, currency fluctuations, governmental actions (including import and export requirements such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, transport capacity restraints, cybersecurity incidents or other disruptions of key manufacturing sites, acts of terrorism and other factors beyond our control. There is no certainty that we will be able to offset future cost increases. This volatility can significantly affect our production costs and may, therefore, have a material adverse effect on our business, results of operations and financial condition.
If such cost pressures persist or exceed our estimates and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our operating margins would be harmed. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share, and our projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.

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
The COVID-19 pandemic and efforts to control its spread have materially affected how we and our partners and suppliers are operating our businesses. Specifically, we could continue to experience disruptions in our manufacturing and supply chain operations, commodity volatility (cost and availability), and the availability, retention, and cost of the manufacturing labor force. Outside of these potential cost and availability impacts, we could face the risk of changing consumer behavior and category demands driven by COVID-19 pandemic uncertainty, that could impact our net sales. If we are not able to respond to any changes in operating our business driven by the COVID-19 pandemic effectively we may experience unfavorable impacts on our operational results. The COVID-19 pandemic may also heighten other risks described in this Risk Factors section.

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
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and diversity, equity and inclusion. We could fail, or be perceived to have failed, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are evolving, and certain areas are subject to assumptions which could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Adverse incidents related to corporate citizenship or sustainability matters could impact the value of our brands, the cost of our operations, and our relationships with existing and future investors, which could have a material adverse effect on our business.

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
Walmart, together with its subsidiaries, is our largest customer, accounting for approximately 22% of our net sales in fiscal 2022. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.

Changes in the policies of our retailer customers and increasing dependence on key retailer customers in developed markets may adversely affect our business.
In recent years, retailer consolidation both in the U.S. and internationally has increased. This trend has resulted in the increased size and influence of large, highly consolidated retail customers, including internet-based retailers, who may demand lower pricing, special packaging or impose other commercial requirements on us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of our customers, particularly our high-volume retail customers, have sought to obtain pricing and other concessions and better trade terms. To the extent we provide concessions or better trade terms to those customers, our margins are reduced. Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors, which would harm our sales and profitability. In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or our customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by such reductions.
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
Sales of consumer products via e-commerce has gained increasing importance among market participants as more end user customers purchase consumer goods through e-commerce. We are engaged in e-commerce sales channels with respect to many of our products; however, if e-commerce and other sales channels were to take significant market share away from traditional brick and mortar retailers, and if we are not successful in achieving sales growth in these sales channels, our business, financial condition and results of operations may be negatively impacted. We have invested and continue to invest resources into our e-commerce business to maintain competitiveness in the market. There can be no assurances that these investments and initiatives will be successful.

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
Our businesses are conducted on a worldwide basis, with nearly 40% of our net sales in fiscal 2022 originating outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:
•sourcing of raw materials from around the world;
•reliance on China to source, manufacture, and transport materials and goods;
•delays in transportation of goods when shipping globally;
•economic conditions impact availability and capacity of key vendors;
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

We are currently dependent on third party manufacturers to manufacture certain products for our business. Our business could suffer as a result of a third-party manufacturer’s inability to produce our products for us on time or to our specifications.
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
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Billie, Edge, Skintimate, Playtex, Wet Ones, Banana Boat, Hawaiian Tropic, Bulldog, Cremo, Jack Black, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve or have a negative impact on our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage our brand, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands’ reputation and, consequently, our products’ sales.

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
As of September 30, 2022, our debt level was approximately $1.4 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2022, we owned or leased 50 properties, 26 in the U.S. and 24 globally. Ten of these properties are used as production plants consisting of 1.8 million square feet that is owned and 0.9 million square feet that is leased. Five of these plants are located in the U.S., and five are in other countries. Six of these plants are used exclusively by our Wet Shave segment, one by our Feminine Care segment, two by our Sun and Skin Care segment and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 12 warehouses consisting of 0.5 million square feet that is owned and 0.5 million square feet that is leased. We operate from 28 different offices throughout the world, totaling 0.4 million square feet, all of which are leased, and includes our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.

Item 3. Legal Proceedings.
We, and our subsidiaries, are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We review our legal proceedings and claims, regulatory reviews and inspections on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we believe that our liability, if any, arising from such pending legal proceedings, asserted legal claims and known potential legal claims, which are likely to be asserted, is not reasonably likely to be material to our financial position, results of operations or cash flows, taking into account established accruals for estimated liabilities.
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
There were approximately 5,118 shareholders of record of our common stock as of October 31, 2022.

Issuer Purchases of Equity Securities
In January 2018, our Board of Directors approved an authorization to repurchase up to 10.0 million shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. The following table sets forth the purchases of our Company’s securities by our Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	136,486	$36.32	133,406	6,734,207
August 1, 2022 to August 31, 2022	129,802	$41.53	129,802	6,604,405
September 1, 2022 to September 30, 2022	133,257	$38.34	128,375	6,476,030
(1)7,962 shares purchased during the quarter relate to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions.
During fiscal 2022, we repurchased 3,273,970 shares of common stock under the share repurchase authorization from January 2018 for $125.3 million. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2022, we repurchased 251,316 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Performance Graph
The following graph compares the cumulative five-year total return provided to shareholders of Edgewell Personal Care Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions) is assumed to have been made in our common stock and in each of the indices on September 30, 2017 and its relative performance is tracked through September 30, 2022. These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock, nor is our historical common stock price performance necessarily indicative of our future common stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Edgewell Personal Care Company, the S&P Midcap 400 Index, and the S&P Household Products Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/17
9/18
9/19
9/20
9/21
9/22
Edgewell
S&P Midcap 400
S&P Household Products

    * $100 invested on September 30, 2017 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/17	9/18	9/19	9/20	9/21	9/22
Edgewell Personal Care Company	$100.00	$63.53	$44.65	$38.31	$49.88	$51.39
S&P Midcap 400	$100.00	$112.45	$107.77	$103.64	$147.03	$122.70
S&P Household Products	$100.00	$96.29	$130.43	$144.68	$146.10	$127.55

Item 6. [Reserved]

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

Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring charges, acquisition and integration costs, SKU rationalization charges, Sun Care reformulation costs, legal, pension, and value-added tax settlements, cost of early debt retirement, UK tax rate increase, COVID-19 pandemic expenses, advisory expenses in connection with the evaluation of the Feminine and Infant Care businesses, the disposition of the Infant and Pet Care business, and the related tax effects of these items. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events, including restructuring projects and recent acquisitions, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our non-GAAP measures:
•We analyze net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency and the impact of acquisitions and divestitures:
•Organic net sales was unfavorably impacted in fiscal 2022 by the Billie acquisition as sales that were previously reported as third party sales to Billie were included as inter-company sales. Organic net sales for fiscal 2021 was impacted by the Cremo acquisition and the divestiture of the Infant and Pet Care products.
•Segment profit was unfavorably impacted in fiscal 2022 as a result of a change in the timing of profit recognition due to the Billie acquisition. Subsequent to the acquisition of Billie, profit previously earned on sales to Billie was deferred until Billie sells to a third party.
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

Impact of the COVID-19 Pandemic
Throughout the COVID-19 pandemic, we have taken and continue to take significant measures to protect our employees and business, while remaining in compliance with local guidelines and requirements.
The Company’s top priority during this time continues to be ensuring the health and wellbeing of our employees and additional health and safety measures have been put in place at all of our manufacturing and office locations. To date, we have not experienced any material operational disruptions across our manufacturing or distribution facilities.
The prolonged COVID-19 pandemic environment has resulted in increased supply chain challenges across labor management, raw material procurement and product distribution. The continued duration and severity of COVID-19 pandemic may cause further disruptions related to our key suppliers, increase procurement and distribution costs and impact our ability to hire and retain employees, which may result in higher labor costs going forward. However, the impact, timing and severity of potential disruptions cannot be reasonably estimated at this time.

Significant Events
Acquisitions
On November 29, 2021, the Company completed the acquisition of Billie, a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women, for a purchase price of $309.4, net of cash acquired. We purchased Billie utilizing a combination of cash on hand and drawing on our U.S. revolving credit facility maturing in 2025 (“Revolving Credit Facility”). As a result, Billie became a wholly owned subsidiary of the Company. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion.

On September 2, 2020, we completed the acquisition of Cremo, a premier men's grooming company in the U.S., in an all-cash transaction at a purchase price of $233.9, net of cash acquired. As a result of the acquisition, Cremo became a wholly owned subsidiary of the Company. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion on the Cremo acquisition.

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

Executive Summary
The following is a summary of key results for fiscal 2022, 2021 and 2020. Net earnings and diluted earnings per share (“EPS”) for the time periods presented were impacted by restructuring and related costs, acquisition and integration costs, and other non-standard items, as described in the table below. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are non-GAAP measures.

Fiscal 2022

•Net sales were $2,171.7, an increase of 4.0% from fiscal 2021, inclusive of a 3.6% increase due to the acquisition of Billie and a 3.5% decrease due to negative currency movements. Organic net sales increased 3.9% for fiscal 2022 as compared to the prior year period, driven by growth across all segments and in both North America and International markets.
•Net earnings for fiscal 2022 was $98.6, as compared to net earnings of $117.0 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings for fiscal 2022 decreased 17.5% to $137.6. The decline was primarily driven by higher cost of goods sold from inflationary pressures and increased amortization expense associated with the Billie acquisition.
•Net earnings per diluted share during fiscal 2022 was $1.84 compared to earnings of $2.12 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share during fiscal 2022 were $2.57 compared to $3.02 in the prior year.

	Year Ended September 30, 2022
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$879.4	$389.1	$181.2	$123.0	$24.4	$98.6	$1.84
Restructuring and related costs	0.1	0.8	16.2	16.2	4.2	12.0	0.23
Acquisition and integration costs	0.8	9.1	9.9	9.9	1.3	8.6	0.16
SKU rationalization charges	22.5	—	22.5	22.5	5.5	17.0	0.32
Sun Care reformulation costs	3.5	—	4.6	4.6	1.2	3.4	0.06
Legal settlement	—	(7.5)	(7.5)	(7.5)	(1.8)	(5.7)	(0.11)
Value-added tax settlement costs	—	3.4	3.4	3.4	1.1	2.3	0.04
Pension settlement expense	—	—	—	1.8	0.4	1.4	0.03
Total Adjusted Non-GAAP	$906.3	$383.3	$230.3	$173.9	$36.3	$137.6	$2.57

GAAP as a percent of net sales	40.5%	17.9%	8.3%	GAAP effective tax rate		19.9%
Adjusted as a percent of net sales	41.7%	17.6%	10.6%	Adjusted effective tax rate		20.9%

	Year Ended September 30, 2021
	Gross Profit	SG&A	Operating Income	EBIT	Income Taxes	Net Earnings	Diluted EPS
GAAP — Reported	$950.1	$391.2	$238.8	$146.0	$29.0	$117.0	$2.12
Restructuring and related charges	0.6	8.7	30.1	30.1	7.5	22.6	0.41
Acquisition and integration costs	1.3	7.1	8.4	8.4	2.1	6.3	0.12
Sun Care reformulation costs	1.1	—	1.1	1.1	0.3	0.8	0.01
Cost of early retirement of long-term debt	—	—	—	26.1	6.4	19.7	0.36
UK tax rate increase	—	—	—	—	(0.3)	0.3	—
Total Adjusted Non-GAAP	$953.1	$375.4	$278.4	$211.7	$45.0	$166.7	$3.02

GAAP as a percent of net sales	45.5%	18.7%	11.4%	GAAP effective tax rate		19.8%
Adjusted as a percent of net sales	45.7%	18.0%	13.3%	Adjusted effective tax rate		21.2%

	Year Ended September 30, 2020
	Gross Profit	SG&A	Operating Income	EBIT	Income Taxes	Net Earnings	Diluted EPS
GAAP — Reported	$880.9	$408.8	$176.0	$87.3	$19.7	$67.6	$1.24
Restructuring and related charges	0.2	13.3	38.1	38.1	8.7	29.4	0.54
Acquisition and integration costs	0.6	39.2	39.8	39.8	9.7	30.1	0.56
COVID-19 expenses	4.3	—	4.3	4.3	1.1	3.2	0.06
Feminine and Infant Care evaluation costs	—	0.3	0.3	0.3	0.1	0.2	—
Cost of early retirement of long-term debt	—	—	—	26.2	6.4	19.8	0.36
Gain on sale of Infant and Pet Care business	—	—	—	(4.1)	(2.6)	(1.5)	(0.03)
Total Adjusted Non-GAAP	$886.0	$356.0	$258.5	$191.9	$43.1	$148.8	$2.73

GAAP as a percent of net sales	45.2%	21.0%	9.0%	GAAP effective tax rate		22.6%
Adjusted as a percent of net sales	45.4%	18.3%	13.3%	Adjusted effective tax rate		22.5%

Operating Results
The following table presents changes in net sales for fiscal 2022 and 2021, as compared to the corresponding prior year period, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2022	%Chg	2021	%Chg
Net sales - prior year	$2,087.3		$1,949.7
Organic	80.4	3.9%	72.1	3.7%
Impact of Billie acquisition, net	74.9	3.6%	—	—%
Impact of Cremo acquisition	—	—%	56.0	2.9%
Impact of Infant and Pet Care sale	—	—%	(26.8)	(1.4)%
Impact of currency	(70.9)	(3.5)%	36.3	1.9%
Net sales - current year	$2,171.7	4.0%	$2,087.3	7.1%
For fiscal 2022, net sales increased 4.0% on a reported basis. Organic net sales increased 3.9% versus the prior year, driven in equal part by higher volumes and pricing. By segment, growth was led by strong performance in Sun Care and Grooming and more modest growth in both Wet Shave and Feminine Care. Organic net sales grew across geographies, as North America increased 2.6% and international markets increased 5.9%.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $879.4 in fiscal 2022, as compared to $950.1 in fiscal 2021. Gross margin as a percent of net sales for fiscal 2022 was 40.5%, down 500 basis points as compared to fiscal 2021. Adjusted gross margin as a percent of net sales decreased by 400 basis points compared to fiscal 2021, reflective of higher commodity and transportation related costs net of productivity savings. The positive impact from pricing was largely offset by negative product mix and unfavorable currency.

Selling, General and Administrative Expense
SG&A was $389.1 in fiscal 2022, or 17.9% of net sales, as compared to $391.2 in fiscal 2021, or 18.7% of net sales. Adjusted SG&A as a percent of net sales decreased 40 basis points compared to fiscal 2021, as the benefit of sales leverage, operational efficiency programs, lower incentive compensation were partially offset by the increased operating costs associated with the Billie acquisition, including amortization, and increased wages and other operating expenses.

Advertising and Sales Promotion Expense
For fiscal 2022, A&P was $238.3, down $3.2 as compared to $241.5 fiscal 2021. A&P as a percent of net sales was 11.0% for fiscal 2022, compared with 11.6% in fiscal 2021. The decline in A&P was due to lower expense for Wet Shave and Feminine Care, partially offset by increases in support for the Sun and Skin Care segment.

Research and Development Expense
Research and development expense (“R&D”) decreased to $55.5 in fiscal 2022, compared to $57.8 in fiscal 2021. As a percent of net sales, R&D was approximately 2.6% for the fiscal 2022 compared with 2.8% for fiscal 2021.

Interest Expense Associated with Debt
Interest expense associated with debt for fiscal 2022 was $71.4, an increase of $3.5 as compared to $67.9 in fiscal 2021. The increase in interest expense was the result of a higher overall debt balance from Revolving Credit Facility borrowings in fiscal 2022 primarily to finance the acquisition of Billie.

Other (Income) Expense, Net
Other (income) expense, net was income of $13.2 in fiscal 2022 compared to income of $1.2 in fiscal 2021. The increase in income was driven by favorable foreign currency hedge settlements, which helped to offset other negative operational impacts from currency.

Income Tax Provision
Income taxes, which include federal, state and foreign taxes, were 19.9% and 19.8% of Earnings before income taxes in fiscal 2022 and 2021, respectively.
The effective income tax rate for fiscal 2022 for operations was 19.9% as compared to 19.8% in the prior year. On an adjusted basis, the effective tax rate for fiscal 2022 was 20.9% compared to 21.2% in the prior year. The fiscal 2022 effective tax rate reflects a favorable mix of earnings in low tax jurisdictions and net favorable discrete items including the impact of a change in our prior estimates.
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

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, amortization of intangible assets, and costs associated with restructuring charges, acquisition and integration costs, SKU rationalization charges, and other non-standard expenses. The exclusion of such changes from segment results reflects management’s view on how it evaluates segment performance. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.
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
The following tables present changes in segment net sales and segment profit for fiscal 2022 and 2021, as compared to the corresponding prior year periods, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of Segment profit to Earnings before income taxes, see Note 18 of Notes to Consolidated Financial Statements. Net sales and segment profit activity related to Billie products were included in the Wet Shave segment for the post-acquisition period.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2022	%Chg	2021	%Chg
Net sales - prior year	$1,215.9		$1,162.3
Organic	14.3	1.2%	26.6	2.3%
Impact of Billie acquisition, net	74.9	6.2%	—	—%
Impact of currency	(62.6)	(5.2)%	27.0	2.3%
Net sales - current year	$1,242.5	2.2%	$1,215.9	4.6%
Wet Shave net sales for fiscal 2022 increased 2.2%, inclusive of a 6.2% increase from the Billie acquisition and a 5.2% decline due to negative currency movements. Organic net sales increased $14.3, or 1.2%, primarily driven by increases in Disposables, and Shave Preps, offset by declines in Men’s and Women’s Systems. Organic net sales in International markets increased 3.9% compared to declines in North America of 2.3%.

Segment Profit - Wet Shave
For the Years Ended September 30,
	2022	%Chg	2021	%Chg
Segment profit - prior year	$221.0		$206.2
Organic	(21.2)	(9.6)%	8.9	4.3%
Impact of Billie acquisition, net	(6.8)	(3.1)%	—	—%
Impact of currency	(19.0)	(8.6)%	5.9	2.9%
Segment profit - current year	$174.0	(21.3)%	$221.0	7.2%
Wet Shave segment profit for fiscal 2022 was $174.0, down $47.0 or 21.3%. Organic segment profit decreased $21.2, or 9.6%. The decline in segment profit was primarily due to inflationary pressures resulting in higher commodity costs and warehousing and distribution costs, partially offset by favorable pricing and lower A&P expense.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2022	%Chg	2021	%Chg
Net sales - prior year	$585.3		$462.0
Organic	61.4	10.5%	59.0	12.8%
Impact of Cremo acquisition	—	—%	56.0	12.1%
Impact of currency	(8.2)	(1.4)%	8.3	1.8%
Net sales - current year	$638.5	9.1%	$585.3	26.7%
Sun and Skin Care net sales for fiscal 2022 increased 9.1%. Organic net sales increased $61.4, or 10.5%, primarily due to Sun Care, resulting in growth of 22%. Grooming organic net sales increased 8%, driven by Cremo and Jack Black. Wet Ones organic net sales declined 24%, driven by lower volumes as consumer demand fell and overall demand continued to return to pre-pandemic levels.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2022	%Chg	2021	%Chg
Segment profit - prior year	$98.7		$69.1
Organic	11.4	11.6%	19.2	27.8%
Impact of Cremo acquisition	—	—%	8.9	12.9%
Impact of currency	(1.6)	(1.7)%	1.5	2.1%
Segment profit - current year	$108.5	9.9%	$98.7	42.8%
Sun and Skin Care segment profit for fiscal 2022 was $108.5, an increase of 9.9%. Organic segment profit increased $11.4, or 11.6% driven by increased net sales and gross margin from favorable volumes of Sun Care products and pricing for Wet Ones, partially offset by higher freight and materials costs.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2022	%Chg	2021	%Chg
Net sales - prior year	$286.1		$298.6
Organic	4.7	1.6%	(13.5)	(4.5)%
Impact of currency	(0.1)	—%	1.0	0.3%
Net sales - current year	$290.7	1.6%	$286.1	(4.2)%
Feminine Care net sales for fiscal 2022 increased $4.6, or 1.6%. Organic segment net sales increased $4.7, or 1.6%, driven largely by higher category consumption compared to the prior year.

Segment Profit - Feminine Care
For the Years Ended September 30,
	2022	%Chg	2021	%Chg
Segment profit - prior year	$37.2		$52.3
Organic	(5.9)	(15.9)%	(15.7)	(30.0)%
Impact of currency	(0.1)	(0.2)%	0.6	1.1%
Segment profit - current year	$31.2	(16.1)%	$37.2	(28.9)%
Feminine Care segment profit for fiscal 2022 was $31.2, a decrease of $6.0, or 16.1%. The decrease is primarily due to inflationary pressures on labor, materials and distribution, partially offset by favorable pricing.

All Other
The Infant and Pet Care business divestiture, completed in December 2019, disposed of the entirety of the operations of the All Other segment. The results below represent the impact of the divestiture to segment performance:

Net Sales - All Other
For the Years Ended September 30,
	2021	%Chg
Net sales - prior year	$26.8
Impact of Infant and Pet Care business sale	(26.8)	(100.0)%
Net sales - current year	$—	(100.0)%

Segment Profit - All Other
For the Years Ended September 30,
	2021	%Chg
Segment profit - prior year	$3.1
Impact of Infant and Pet Care business sale	(3.1)	(100.0)%
Segment profit - current year	$—	(100.0)%

General Corporate and Other Expenses

	Fiscal Year
	2022	2021	2020
General corporate and other expenses	$54.0	$56.5	$54.9
Restructuring and related costs	16.2	30.1	38.1
Acquisition and integration costs	9.9	8.4	39.8
SKU rationalization	22.5	—	—
Legal settlement	(7.5)	—	—
Pension settlement	1.8	—	—
Value-added tax settlement costs	3.4	—	—
Sun Care reformulation costs	4.6	1.1	—
Cost of early retirement of long-term debt	—	26.1	26.2
COVID-19 expenses	—	—	4.3
Gain on sale of Infant and Pet Care business	—	—	(4.1)
Feminine and Infant Care evaluation costs	—	—	0.3
General corporate and other expenses	$104.9	$122.2	$159.5
% of net sales	4.8%	5.9%	8.2%
For fiscal 2022, general corporate expenses were $54.0, a decrease of $2.5 as compared to fiscal 2021. Fiscal 2021 general corporate expenses increased $1.6 when compared to fiscal 2020.
During the year ended September 30, 2022, the Company recorded a charge of $22.5 relating to the write-off of inventory for certain Wet Ones SKUs and related contract termination charges associated with a third-party co-manufacturer. This charge was included in Cost of products sold in the Consolidated Financial Statements.
In fiscal 2022, the Company took specific actions to strengthen our operating model, simplify our organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, we incurred restructuring charges of $16.2 during fiscal 2022, primarily related to employee severance and benefit costs. In previous years, we incurred restructuring charges related to Project Fuel, our previous enterprise wide initiative, including $30.1 in fiscal 2021.

Liquidity and Capital Resources
At September 30, 2022, a portion of our cash balances were located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,424.0 at September 30, 2022, including $174.0 tied to variable interest rates. Our total borrowings at September 30, 2021 were $1,276.5. We had outstanding international borrowings, recorded within Notes payable, of $19.0 and $26.5 as of September 30, 2022 and September 30, 2021, respectively.
Effective February 7, 2022, we increased the maximum receivables sold facility amount under the Sixth Amendment to Master Accounts Receivable Purchase Agreement to $180.0 from $150.0. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion on our $180 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”).
On August 5, 2022, we entered into the Master Receivable Assignment Agreement (the "Japan Agreement"). The Japan Agreement was between Schick Japan K.K. and Concerto Receivables Corporation (the “Purchaser”), Tokyo Branch, a subsidiary of MUFG Bank, LTD., which allows us to assign third party accounts receivable to the Purchaser. The Japan Agreement allows for the sale of up to ¥3,000 with limits set between individual customers. The terms of the agreement expire one year after the date of execution and will be renewed annually unless either party notifies of its intent not to renew. The assigned receivables will be discounted using the funding rate from the Tokyo Interbank Market plus 1.1%.

Historically, we have generated and expect to continue to generate positive cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care business, typically resulting in higher net sales and increased cash generated in the second and third quarters of each fiscal year. We believe our cash on hand, cash flows from operations and borrowing capacity under our U.S. Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending, and liquidity needs.
To date, the COVID-19 pandemic has not had a significant impact on our liquidity or capital resources. However, the COVID-19 pandemic has led to disruption and volatility in the global capital markets which could impact our capital resources and liquidity in the future.
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
In fiscal 2023, we expect our total capital expenditures to be in the range of $55 to $65 primarily related to both maintenance of and productivity efforts across manufacturing facilities, new product development and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2022, we did not make any contributions to our pension and postretirement plans. Due to the election of certain terms of the American Rescue Plan Act, we are not required to make any cash contributions to our pension and postretirement plans in fiscal 2023.

Debt Covenants
The Revolving Credit Facility governing our outstanding debt at September 30, 2022 contains certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants, and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0. In addition, under the Revolving Credit Facility, the ratio of our EBITDA to total interest expense must exceed 3.0 to 1.0. If we fail to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross-defaults on our other borrowings. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the Revolving Credit Facility allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP.
As of September 30, 2022, we were in compliance with the provisions and covenants associated with the Revolving Credit Facility.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2022	2021	2020
Net cash from (used by):
Operating activities	$102.0	$229.0	$232.6
Investing activities	(355.4)	(48.7)	(196.4)
Financing activities	(17.6)	(65.4)	(18.7)
Effect of exchange rate changes on cash	(19.5)	(0.4)	5.6
Net (decrease) increase in cash and cash equivalents	$(290.5)	$114.5	$23.1

Operating Activities
Cash flow from operating activities was $102.0 in fiscal 2022, as compared to $229.0 in fiscal 2021. The decrease in fiscal 2022 was a result of lower net earnings and a net cash outflow due to temporarily increased inventory levels in an effort to ensure raw material and product availability in a continued difficult operating environment.

Investing Activities
Cash flow used by investing activities was $355.4 in fiscal 2022 as compared to $48.7 in fiscal 2021. We completed the acquisition of Billie for $309.4, net of cash acquired, in fiscal 2022. Additionally, we collected $5.0 of proceeds from the sale of the Infant and Pet Care business during the first nine months of fiscal 2022, compared to $7.5 in the prior year period. Capital expenditures were $56.4 and $56.8 during fiscal 2022 and 2021, respectively. Additionally, other investing cash inflows related to the collection of receivables from our Accounts Receivable Facility totaled $6.9 and $2.6 during fiscal 2022 and 2021, respectively, as a result of collections on the deferred purchase price of accounts receivables sold.

Financing Activities
Net cash used by financing activities was $17.6 in fiscal 2022 as compared to $65.4 in fiscal 2021. During the fiscal 2022, we had net borrowings of $155.0 under our Revolving Credit Facility, primarily to fund the acquisition of Billie. We repurchased $125.3 of our common stock under our 2018 Board authorization to repurchase our common stock in fiscal 2022 compared to $9.2 in the prior year period. Dividend payments totaled $32.6 and $25.6 in fiscal 2022 and 2021, respectively. Additionally, cash flows associated with the Accounts Receivable Facility were outflows of $0.8 during fiscal 2022 compared to financing outflows of $2.4 in the prior year period. In fiscal 2021, the Company repaid its 2022 Senior Notes with the proceeds received from the issuance of the 2029 Senior Notes, together with cash on hand. Additional financing cash outflows incurred in fiscal 2021 were related to costs of early debt retirement of the 2022 Senior Notes totaling $26.1 and debt issuance costs of $6.5.

Share Repurchases
In January 2018, our Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. During fiscal 2022, we repurchased 3.3 shares of our common stock for $125.3. We have 6.5 shares remaining available for purchase under the January 2018 Board authorization.
During fiscal 2022, 0.3 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
Since September 30, 2022, we repurchased 0.2 shares of common stock for $6.9. There are 6.3 common shares remaining available to be purchased.

Dividends
On November 4, 2021, the Board declared a quarterly cash dividend of $0.15 per share of common stock outstanding. The dividend was paid on January 6, 2022 to holders of record as of the close of business on December 3, 2021.
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
On July 29, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter. The dividend will be payable on October 5, 2022 to shareholders of record as of the close of business on September 2, 2022.
On November 3, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the fourth fiscal quarter. The dividend will be payable on January 4, 2023 to shareholders of record as of the close of business on November 29, 2022.
Dividends declared during fiscal 2022 totaled $32.6. Payments made for dividends during fiscal 2022 totaled $32.6.

Inflation
Management recognizes that inflationary pressures may have an adverse effect on our company through higher material, labor and transportation costs, asset replacement costs and related depreciation, healthcare and other costs. We continued to navigate the challenging and uncertain inflationary environment and resultant cost pressure with a combination of productivity efforts to achieve efficiencies and lower costs to our Cost of products sold and SG&A expenses and increase focus on revenue management. We can provide no assurance that such mitigation will be available in the future.

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

Commitments and Contingencies
Legal Proceedings
During the year ended September 30, 2022, we settled certain legal matters primarily related to intellectual property claims against a third party. The settlement resulted in a gain of $7.5 which was included in SG&A in the Condensed Consolidated Financial Statements. The Company received payment for the settlement in the fourth quarter of fiscal 2022.
We are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We review legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for its financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we believe that its liability, if any, arising from such pending legal proceedings, asserted legal claims, and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities.

Contractual Obligations
We have significant contractual obligations to fulfill our business operations including the repayment of short and long term debt, periodic interest payments, minimum levels of pension funding, and other obligations including payments for various leases of real estate, vehicles, and equipment, and minimum fixed costs to be paid to third party logistics vendors. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2022, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.
Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, local and foreign laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks, and waste handling and disposal. Accrued environmental costs at September 30, 2022 were $9.6. It is difficult to quantify with reasonable certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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
Our most critical accounting policies are revenue recognition, pension and other postretirement benefits, the valuation of long-lived assets (including property, plant and equipment), income taxes (including uncertain tax positions) and valuation related to acquisitions, goodwill and intangible assets. A summary of our significant accounting policies is contained in Note 2 of Notes to Consolidated Financial Statements. This listing is not intended to be a comprehensive list of all of our accounting policies.

Revenue Recognition
We derive revenue from the sale of our products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of the goods. Discounts are offered to customers for early payment, and an estimate of the discounts is recorded as a reduction of Net sales in the same period as the sale. Our standard sales terms are final and returns or exchanges are not permitted with the exception of end of season returns for Sun Care products, as detailed below. Reserves are established and recorded in cases where the right of return does exist for a particular sale.
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

We record sales at the time that control of goods passes to the customer. The terms of these sales vary, but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by us; and (5) collectability is reasonably assured. Simultaneously with the sale, we reduce Net sales and Cost of products sold and reserve amounts on the Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions, based on climate and other factors. However, the majority of returns occur in the U.S. from September through January, following the summer Sun Care season. We estimate the level of Sun Care returns as the Sun Care season progresses, using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors, including, but not limited to, weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2022 Sun Care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $4.1 and our reported operating income by $2.7. At September 30, 2022 and 2021, our reserve on the Consolidated Balance Sheet for returns was $47.5 and $52.7, respectively.
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
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2022, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $4.4. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher pension obligations, respectively. A one percentage point decrease in the discount rate would increase pension obligations by approximately $46.9 at September 30, 2022.
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

Share-Based Compensation
We award restricted stock equivalents (“RSE”), which generally vest over a range of two to four years. The fair value of each grant is estimated on the date of grant based on the current market price of our shares of common stock.
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
During fiscal 2022, the Company used variations of the income approach in determining the fair value of intangible assets acquired in the acquisition of Billie, Inc. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name and proprietary technology that we acquired.
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
During the fourth quarter of fiscal 2022, we performed an annual test for impairment of goodwill on each of our reporting units. We elected to perform a qualitative test of goodwill impairment for the Sun Care reporting unit. Taking into account the excess fair value over carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results relative to the amounts projected in the prior quantitative test, we determined it was not more likely than not that the fair value of the reporting unit is less than the carrying amount. For the Wet Shave, Feminine Care, and Skin Care reporting units, we elected to perform a quantitative impairment test in fiscal 2022. As part of the quantitative goodwill impairment test, we estimated the fair value of each reporting unit using both market and income approaches of valuation. The income approach utilizes the discounted cash flow method and incorporates significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. The projections for future cash flows are generated using our company’s strategic plan to determine a five-year period of forecasted cash flows and operating data. The market approach uses the guideline public company method to calculate the value of each reporting unit based on the operating data of similar assets from competing publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The multiples are adjusted given the specific characteristics of the reporting unit including its position in the market relative to the guideline companies and applied to the reporting unit’s operating data to arrive at an indication of value. The income and market approaches are weighted based on circumstances specific to each reporting unit and combined are used to calculate fair value.
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
The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth and operating margins based upon our strategic plan. The assumptions used for the annual goodwill impairment test for fiscal year 2022 include terminal growth rates of 2.50% and a weighted-average cost of capital ranging from 11.0% to 12.0%.
Our annual impairment testing date was July 1, 2022, and the valuation indicated there was no impairment of the goodwill of the tested reporting units. The results of the valuation indicated that all reporting units had a fair value that exceeded its carrying value by more than 18%.
We evaluate the fair value of indefinite-lived intangible assets annually in conjunction with the goodwill impairment test. Our assessment of intangible assets that have an indefinite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment.
During the fourth quarter of fiscal 2022, we elected to complete a qualitative assessment for impairment of indefinite lived trade names, except for the Wet Ones trade name, for which we completed a quantitative assessment. There were no significant events nor adverse trends that indicated any of the indefinite lived intangible assets were impaired during the fourth quarter of fiscal 2022.
We tested the Wet Ones trade name for impairment by performing a quantitative assessment to estimate the fair value. The estimated fair value was determined using the multi-period excess earnings method, which requires significant assumptions, including estimates regarding future revenue and operating margin growth, and discount rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets.
The valuation of the Wet Ones trade name had no indication of impairment as of the annual testing date on July 1, 2022. The impairment analysis performed in fiscal 2022 indicated that the Wet Ones trade name had a fair value that exceeded its carrying value by greater than 100%.
Future changes in the judgment, assumptions and estimates that are used in our impairment testing could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The assumptions used for the annual valuation for indefinite-lived intangible assets for fiscal year 2022 include a terminal growth rate of 2.50% and a weighted-average cost of capital of 12.0%.
The annual impairment analysis performed in fiscal 2022 did not indicate that impairment existed in the reporting units or indefinite lived trade names.

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

Derivatives Designated as Cash Flow Hedging Relationships
At September 30, 2022, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax gains of $11.3 and $3.3 at September 30, 2022 and 2021, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss (“AOCI”). Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2022 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2022 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal year 2023. There were 64 open foreign currency contracts at September 30, 2022 with a notional value of approximately $114.8.
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
To mitigate these balance sheet exposures we enter into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure; thus, they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in a gains of $8.2 and $2.3 for fiscal 2022 and 2021, respectively, which were recorded in Other (income) expense, net. There were seven open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2022, with a notional value of approximately $65.6.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future, use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2022, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of September 30, 2022, our outstanding debt included $174.0 related to our Revolving Credit Facility and international, variable-rate note payable. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $1.7.
The remaining outstanding debt as of September 30, 2022 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

Item 8. Financial Statements and Supplementary Data.

Responsibility for Financial Statements
The preparation and integrity of the financial statements of Edgewell Personal Care Company (the “Company”) are the responsibility of its management. These statements have been prepared in conformance with generally accepted accounting principles (“GAAP”) in the United States of America, and in the opinion of management, fairly present the Company’s financial position, results of operations and cash flows.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edgewell Personal Care Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of earnings and comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Billie, Inc. (“Billie”) from its assessment of internal control over financial reporting as of September 30, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Billie from our audit of internal control over financial reporting. Billie is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and less than 4.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2022.

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

Goodwill Impairment Assessments – Feminine Care and Skin Care Reporting Units

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance as of September 30, 2022 was $1,322.2 million, and the goodwill associated with the Feminine Care reporting unit and Sun and Skin Care segment was $205.2 million and $352.5 million, respectively. Goodwill from the Skin Care reporting unit makes up a significant portion of the goodwill related to the Sun and Skin Care segment. Management evaluates goodwill annually for impairment in the fourth fiscal quarter, or when indicators of a potential impairment are present. The impairment assessment compares the carrying value of the reporting unit to the estimated fair value. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered in the valuation, and where appropriate, both methods will be used and weighted, unless appropriate market comparables are not available for a reporting unit. The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as revenue growth rates, and operating margins, which are based upon management’s strategic plan.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Feminine Care and Skin Care reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Feminine Care and Skin Care reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating margins and discount rate for the Feminine Care reporting unit and operating margins, discount rate and market multiples for the Skin Care reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Feminine Care and Skin Care reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value of the Feminine Care and Skin Care reporting units; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, operating margins, discount rate for the Feminine Care reporting unit and operating margins, discount rate and market multiples for the Skin Care reporting unit. Evaluating management’s significant assumptions related to revenue growth rates and operating margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) current and past performance of the Feminine Care and Skin Care reporting units; (ii) the consistency with external relevant industry forecasts and macroeconomic conditions; (iii) management’s historical forecasting accuracy; (iv) management’s objectives and strategies; and (v) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches and (ii) the reasonableness of the discount rate and market multiples significant assumptions.

Acquisition of Billie - Valuation of Definite Lived Trade Name

As described in Note 3 to the consolidated financial statements, on November 29, 2021, the Company completed the Billie Acquisition for cash consideration of $309.4 million. Of the acquired intangible assets of $136.0 million, a significant portion relates to definite lived trade name. Management used the relief from royalty method to determine the fair value of the definite lived trade name acquired. Management’s determination of the fair value of the intangible asset acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rate, and royalty rate.

The principal considerations for our determination that performing procedures relating to the acquisition of Billie, specifically the valuation of the definite lived trade name, is a critical audit matter are (i) the significant judgment by management when determining the fair value of the definite lived trade name acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the definite lived trade name acquired and controls over the development of significant assumptions related to revenue growth rates, discount rate and royalty rate. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for determining the fair value of the definite lived trade name acquired, (iii) evaluating the appropriateness of the relief from royalty method; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rate and royalty rate. Evaluating management's significant assumption related to revenue growth rates involved considering (i) the current and past performance of the Billie business; (ii) the consistency with external relevant industry forecasts and macroeconomic conditions; (iii) management's historical forecasting accuracy; (iv) management's objectives and strategies; and (v) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the discount rate and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 16, 2022

We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
(in millions, except per share data)

	Fiscal Year
	2022	2021	2020
Net sales	$2,171.7	$2,087.3	$1,949.7
Cost of products sold	1,292.3	1,137.2	1,068.8
Gross profit	879.4	950.1	880.9

Selling, general and administrative expense	389.1	391.2	408.8
Advertising and sales promotion expense	238.3	241.5	216.2
Research and development expense	55.5	57.8	55.3
Restructuring charges	15.3	20.8	24.6
Operating income	181.2	238.8	176.0
Gain on sale of Infant and Pet Care business	—	—	(4.1)
Cost of early retirement of long-term debt	—	26.1	26.2
Interest expense associated with debt	71.4	67.9	61.2
Other (income) expense, net	(13.2)	(1.2)	5.4
Earnings before income taxes	123.0	146.0	87.3
Income tax provision	24.4	29.0	19.7
Net earnings	$98.6	$117.0	$67.6

Earnings per share (Note 6):
Basic net earnings per share	$1.86	$2.15	$1.25
Dilutive net earnings per share	$1.84	$2.12	$1.24

Statements of Comprehensive (Loss) Income:
Net earnings	$98.6	$117.0	$67.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(89.4)	5.6	29.9
Pension and postretirement activity, net of tax of $5.2 in 2022,$17.1 in 2021, and $6.3 in 2020	4.7	44.8	17.7
Deferred gain (loss) on hedging activity, net of tax of $2.5 in 2022, $2.0 in 2021, and $(1.5) in 2020	5.5	4.3	(3.3)
Total other comprehensive (loss) income, net of tax	(79.2)	54.7	44.3
Total comprehensive income	$19.4	$171.7	$111.9

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2022	September 30, 2021
Assets
Current assets
Cash and cash equivalents	$188.7	$479.2
Trade receivables, less allowance for doubtful accounts of $3.8 and $6.9	136.9	150.7
Inventories	449.3	345.7
Other current assets	167.3	160.1
Total current assets	942.2	1,135.7
Property, plant and equipment, net	345.5	362.6
Goodwill	1,322.2	1,162.8
Other intangible assets, net	996.6	906.4
Other assets	106.6	107.1
Total assets	$3,713.1	$3,674.6

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—
Notes payable	19.0	26.5
Accounts payable	237.3	209.5
Other current liabilities	291.7	300.8
Total current liabilities	548.0	536.8
Long-term debt	1,391.4	1,234.2
Deferred income tax liabilities	140.4	129.0
Other liabilities	173.6	190.3
Total liabilities	2,253.4	2,090.3
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 51,573,001 and 54,369,714 outstanding	0.7	0.7
Additional paid-in capital	1,604.3	1,631.1
Retained earnings	931.7	865.7
Common shares in treasury at cost, 13,678,988 and 10,882,275	(860.9)	(776.3)
Accumulated other comprehensive loss	(216.1)	(136.9)
Total shareholders’ equity	1,459.7	1,584.3
Total liabilities and shareholders’ equity	$3,713.1	$3,674.6
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2022	2021	2020
Cash Flow from Operating Activities
Net earnings	$98.6	$117.0	$67.6
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	89.9	87.1	88.8
Share-based compensation expense	23.8	27.3	19.2
Deferred income taxes	(13.7)	9.6	(2.9)
Deferred compensation payments	(7.3)	(9.3)	(8.7)
Loss on sale of assets	1.5	0.9	2.3
Gain on sale of Infant and Pet Care business	—	—	(4.1)
Cost of early retirement of long-term debt	—	26.1	26.2
Other, net	(9.8)	(2.8)	1.0
Changes in current assets and liabilities from operations, net of effects of acquisitions:
Accounts receivable, net	(6.6)	3.7	66.3
Inventories	(111.3)	(28.8)	37.1
Other current assets	(11.5)	(13.8)	3.0
Accounts payable	30.4	25.4	(42.9)
Other current liabilities	18.0	(13.4)	(20.3)
Net cash from operating activities	102.0	229.0	232.6

Cash Flow from Investing Activities
Capital expenditures	(56.4)	(56.8)	(47.7)
Acquisitions, net of cash acquired	(309.4)	(0.3)	(233.6)
Proceeds from sale of Infant Care business	5.0	7.5	95.8
Investment in equity securities	—	—	(13.8)
Collection of deferred purchase price from accounts receivable sold	6.9	2.6	4.3
Other, net	(1.5)	(1.7)	(1.4)
Net cash used by investing activities	(355.4)	(48.7)	(196.4)

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Fiscal Year
	2022	2021	2020
Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	707.0	—	50.0
Cash payments on debt with original maturities greater than 90 days	(552.0)	—	(167.0)
Cash proceeds from the issuance of Senior Notes due 2029	—	500.0	—
Cash payments on Senior Notes due 2022	—	(500.0)	—
Cash proceeds from the issuance of Senior Notes due 2028	—	—	750.0
Cash payments on Senior Notes due 2021	—	—	(600.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(3.9)	4.2	3.0
Cost of early retirement of long-term debt	—	(26.1)	(26.2)
Debt issuance costs for Senior Notes due 2029	—	(6.5)	—
Debt issuance costs for Senior Notes due 2028	—	—	(11.7)
Debt issuance costs for the Revolving Credit Facility	—	—	(3.6)
Repurchase of shares	(125.3)	(9.2)	—
Dividends paid	(32.6)	(25.6)	—
Employee shares withheld for taxes	(10.7)	(4.2)	(2.0)
Net financing (outflow) inflow from the Accounts Receivable Facility	(0.8)	2.4	(11.2)
Other, net	0.7	(0.4)	—
Net cash used by financing activities	(17.6)	(65.4)	(18.7)

Effect of exchange rate changes on cash	(19.5)	(0.4)	5.6

Net (decrease) increase in cash and cash equivalents	(290.5)	114.5	23.1
Cash and cash equivalents, beginning of period	479.2	364.7	341.6
Cash and cash equivalents, end of period	$188.7	$479.2	$364.7

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$68.4	$61.0	$56.1
Cash paid for income taxes, net	23.8	25.4	24.6

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 1, 2019	65.2	$0.7	(11.0)	$(803.8)	$1,627.7	$714.8	$(235.9)	$1,303.5
Net earnings	—	—	—	—	—	67.6	—	67.6
Foreign currency translation adjustments	—	—	—	—	—	—	29.9	29.9
Pension and postretirement activity	—	—	—	—	—	—	17.7	17.7
Deferred loss on hedging activity	—	—	—	—	—	—	(3.3)	(3.3)
Activity under share plans	—	—	0.1	13.4	4.1	—	—	17.5
Balance at September 30, 2020	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$782.4	$(191.6)	$1,432.9
Net earnings	—	—	—	—	—	117.0	—	117.0
Dividends declared to common shareholders	—	—	—	—	—	(33.7)	—	(33.7)
Foreign currency translation adjustments	—	—	—	—	—	—	5.6	5.6
Pension and postretirement activity	—	—	—	—	—	—	44.8	44.8
Deferred gain on hedging activity	—	—	—	—	—	—	4.3	4.3
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.3	23.3	(0.7)	—	—	22.6
Balance at September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$865.7	$(136.9)	$1,584.3
Net earnings	—	—	—	—	—	98.6	—	98.6
Dividends declared to common shareholders	—	—	—	—	—	(32.6)	—	(32.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(89.4)	(89.4)
Pension and postretirement activity	—	—	—	—	—	—	4.7	4.7
Deferred gain on hedging activity	—	—	—	—	—	—	5.5	5.5
Repurchase of shares	—	—	(3.3)	(125.3)	—	—	—	(125.3)
Activity under share plans	—	—	0.5	40.7	(26.8)	—	—	13.9
Balance at September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$931.7	$(216.1)	$1,459.7

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, “Edgewell” or the “Company”), is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care and feminine care categories. With operations in over 20 countries, The Company’s products are widely available in more than 50 countries.
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

Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.
Acquisition of Billie, Inc. On November 29, 2021, the Company completed the acquisition of Billie, Inc. (“Billie”) (the “Billie Acquisition”), a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women. The results of Billie for the post-acquisition period are included within the Company’s results since the acquisition date. For more information on the Billie Acquisition, see Note 3 of Notes to Consolidated Financial Statements.
Acquisition of Cremo. On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC (“Cremo”) (the “Cremo Acquisition”), a men’s skincare products company based in the U.S. The results of Cremo for the post-acquisition period are included within the Company’s results since the acquisition date for the fiscal year ended September 30, 2021 and 2020. For more information on the Cremo Acquisition, see Note 3 of Notes to Consolidated Financial Statements.
Sale of Infant and Pet Care assets. On December 17, 2019, the Company completed the sale of its Infant and Pet Care business which was included in the All Other segment through the date of the sale. The All Other segment had no further operating results after the first quarter of fiscal 2020. Operations for the Company’s manicure kits were reclassified to the Sun and Skin Care segment for all periods presented as these products were not part of the divestiture. The impact of recasting the prior period segment information was not material. For more information on the sale of the Infant and Pet Care business, see Note 3 of Notes to Consolidated Financial Statements.

Note 2 - Summary of Significant Accounting Policies
Foreign Currency Translation
Financial statements of foreign operations where the local currency is the functional currency are translated using end-of-period exchange rates for assets and liabilities, and average exchange rates during the period for results of operations. Related translation adjustments are reported as a component within accumulated other comprehensive loss in the shareholders’ equity section of the Consolidated Balance Sheets, except as noted below.
Gains and losses resulting from foreign currency transactions are included in Net earnings. Foreign currency losses of $7.7, $0.5 and $10.5 during fiscal 2022, 2021 and 2020, respectively, were included within Other (income) expense, net. The Company uses foreign exchange (“FX”) instruments to reduce the risk of FX transactions as described below and in Note 16 of Notes to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate, and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments are selected based on their risk reduction attributes, costs, and related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2022.
At September 30, 2022, the Company had $174.0 of variable rate debt outstanding. In the past the Company has used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2022, the Company did not have any outstanding interest rate swap agreements.
For further discussion, see Note 11 and Note 16 of Notes to Consolidated Financial Statements.

Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2022, the Company had $188.7 in available cash and cash equivalents, a significant portion of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company’s subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.

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

Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows. Amortization expense associated with capitalized software was $4.7, $4.5, and $5.2 in fiscal 2022, 2021 and 2020, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net (“PP&E”) is stated at historical cost. PP&E acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the disposition are reflected in Net earnings. Depreciation is generally provided on the straight-line basis by charges to earnings at rates based on estimated useful lives. Estimated useful lives range from two to 10 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $55.7, $60.6 and $66.3 in fiscal 2022, 2021 and 2020, respectively.
Estimated useful lives are periodically reviewed and, when appropriate, changes are made and accounted for prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Acquisitions, Goodwill and Other Intangible Assets
The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; actuaries for defined benefit retirement plans; and legal counsel or other experts to assess the obligations associated with legal, environmental or other claims.
Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual business planning cycle in the fourth fiscal quarter, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date. The quantitative analysis to test for impairment will estimate the fair value of each reporting unit (Wet Shave, Sun Care, Skin Care and/or Feminine Care) using valuation models that incorporate assumptions and projections of expected future cash flows and operating plans. In determining the estimated fair value of the reporting units when performing a quantitative analysis, both the market approach and the income approach are considered in the valuation, and where appropriate, both methods will be used and weighted, unless appropriate market comparables are not available for a reporting unit.
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

The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as revenue growth rates, and operating margins, which are based upon management’s strategic plan.
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
Intangible assets with finite lives, and a remaining weighted-average life of approximately eight years, are amortized on a straight-line basis over expected lives of five to 25 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.
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

Significant Judgments
The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but the following conditions are applicable to all sales: (i) the sales arrangement is evidenced by purchase orders submitted by customers; (ii) the selling price is fixed or determinable; (iii) title to the product has transferred; (iv) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (v) collectability is reasonably assured. Simultaneously with the sale, the Company reduces Net sales and Cost of products sold and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. The Company also allows for returns of other products under limited circumstances. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, the Company allows customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $47.5 and $52.7 at September 30, 2022 and September 30, 2021, respectively. The adoption of ASU 2014-09, which updated the guidance related to accounting for revenue from contracts with customers, required changes in the presentation of returns on the Consolidated Balance Sheet, namely that a return asset should be recognized for returns expected to be resold, measured at the carrying amount of goods at the time of sale, less the expected costs to recover the goods and any expected reduction in value.
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

Contract Balances
The timing of revenue recognition is based on completion of performance obligations through the transfer of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities were $1.1 and $0.6 at September 30, 2022 and September 30, 2021, respectively, and were classified within Other current liabilities on our Consolidated Balance Sheets. Substantially all of the amount deferred will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in its receivables portfolio determined by historical experience, specific allowances for known troubled accounts, and other currently available information.

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statements of Earnings and Comprehensive (Loss) Income includes advertising costs of $125.8, $142.3 and $121.2 for fiscal 2022, 2021 and 2020, respectively.

Share-Based Payments
The Company grants restricted share equivalents (“RSE”), which generally vest over two to four years. The estimated fair value of each grant is estimated on the date of grant based on the current market price of the Company’s common shares. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur. A portion of the RSE awards provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. For Performance Restricted Share Equivalents (“PRSE”) granted during fiscal 2020, the Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. For PRSE awards granted during fiscal 2022 and 2021, awards will vest by comparing the Company’s total shareholder return (“TSR”) during a certain three year period to the respective TSRs of companies in a selected performance peer group. The expense recorded for these awards was recorded on a straight-line basis based on the grant date fair value using a Monte Carlo simulation.
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

Income Taxes
The Company’s annual effective income tax rate is determined based on its pre-tax income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires that certain items be included in its federal tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
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

Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company is assessing the impact of this guidance on our Consolidated Financial Statements.

Note 3 - Business Combinations and Divestitures
Billie Inc.
On November 29, 2021 (the “Acquisition Date”), the Company completed the Billie Acquisition for cash consideration of $309.4, net of cash acquired. As a result of the Billie Acquisition, Billie became a wholly owned subsidiary of the Company. The Company accounted for the Billie Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill, other intangible assets and deferred taxes, requires significant judgement. We have calculated fair values of the assets and liabilities acquired from Billie, including goodwill and intangible assets and working capital. The Company completed the final fair value determination of the Billie Acquisition in the fourth quarter of fiscal year 2022.
The Company used variations of the income approach in determining the fair value of intangible assets acquired in the Billie Acquisition. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name acquired. Our determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rates, customer attrition rates, and royalty rates. Edgewell believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.
The following table provides the allocation of the purchase price related to the Billie Acquisition based upon the fair value of assets and liabilities assumed:

Current assets	17.0
Goodwill	181.2
Intangible assets	136.0
Other assets, including property, plant and equipment, net	3.2
Current liabilities	(6.9)
Deferred tax liabilities	(21.1)
$309.4
The acquired goodwill represented the value of expansion into new markets and channels of trade and is not deductible for tax purposes. The intangible assets acquired consisted primarily of the Billie trade name and customer relationships with a weighted average useful life of 19 years. All assets are included in the Company’s Wet Shave segment.
Billie contributed Net sales and a Loss before income taxes totaling $93.7 and $1.1, respectively, for the post-acquisition period ending September 30, 2022 in the Consolidated Statements of Earnings and Comprehensive (Loss) Income. The Loss before income taxes was driven primarily by amortization expense of acquired intangible assets. Acquisition and integration costs related to Billie totaling $9.1 and $0.8 were included in SG&A and Cost of products sold, respectively, for fiscal 2022.
The following summarizes the Company's unaudited pro forma consolidated results of operations for the twelve months ended September 30, 2022 and September 30, 2021, as though the Billie Acquisition occurred on October 1, 2020:

	Twelve Months Ended September 30, 2022
	2022	2021
Pro forma net sales	$2,181.7	$2,155.3
Pro forma net earnings	104.9	93.1
The unaudited pro forma consolidated results of operations were adjusted by pre-tax amortization expense of $1.3 for the year ended September 30, 2022, compared to $8.9 for the twelve months ended September 30, 2021. Additionally, pro forma earnings for the twelve months ended September 30, 2022 exclude $9.9 of pre-tax acquisition costs, which were included in the pro forma earnings for the twelve months ended September 30, 2021. The pro forma earnings were also adjusted to reflect the capital structure as of the Acquisition Date, and all pro forma adjustments have been included with related tax effects. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results obtained had the Billie Acquisition occurred on October 1, 2020, or of those results that may be obtained in the future. Amounts do not reflect any anticipated cost savings or cross-selling opportunities expected to result from the Billie Acquisition.

Cremo Holding Company, LLC
On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC. The Company accounted for the Cremo Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. We have calculated fair values of the assets and liabilities acquired from Cremo including goodwill and intangible assets and working capital. The Company completed the final fair value determination of the Cremo Acquisition in the first quarter of fiscal year 2021.
The Company used variations of the income approach in determining the fair value of intangible assets acquired in the Cremo Acquisition. Specifically, we utilized the multi-period excess earnings method to determine the fair value of the definite lived customer relationships acquired and the relief from royalty method to determine the fair value of the definite lived trade name and proprietary technology acquired. Our determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions related to revenue growth rates, discount rates, customer attrition rates, and royalty rates. The Company believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.
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

The Company noted that the net sales and net earnings of Cremo from the beginning of fiscal 2020 through the date of the closing of the Cremo Acquisition were not material relative to the total net sales and net earnings of the Company during fiscal 2020, and thus pro-forma results for Cremo were not disclosed in accordance with Accounting Standards Codification 805. Acquisition and integration costs related to Cremo totaling $7.1 and $7.0 for the year ended September 30, 2021 and 2020, respectively, were included in SG&A on the Consolidated Statement of Earnings and Comprehensive (Loss) Income. Additionally, acquisition costs of $1.3 and $0.6 were included in Cost of products sold for the year ended September 30, 2021 and 2020, respectively.

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

Note 4 - Restructuring Charges
Operating Model Redesign
In fiscal 2022, the Company took specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. The Company will continue this program to drive efficiency across the organization in fiscal 2023. As a result of these actions, we expect to incur restructuring charges of approximately $18 in fiscal 2023. The Company incurred the following restructuring charges for fiscal 2022:

Fiscal 2022
Severance and related benefit costs	5.6
Asset write-off and accelerated depreciation	0.8
Consulting, project implementation and management, and other exit costs	9.8
Total restructuring	$16.2
Pre-tax SG&A of $0.9 for fiscal 2022 associated with certain information technology enablement expenses and compensation expenses for restructuring programs were included in Consulting, project implementation and management, and other exit costs.

Project Fuel
Project Fuel was an enterprise-wide transformational initiative launched in fiscal 2018 to improve operational performance and reshape the business’ cost structure. Project Fuel was completed on September 30, 2021.
The Company does not include Project Fuel restructuring costs in the results of its reportable segments. However, the estimated impact of allocating such charges to segment results for fiscal 2021 and 2020 would have been as follows:

	Fiscal 2021
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$1.5	$0.1	$—	$7.8	$9.4
Asset impairment and accelerated depreciation	1.1	—	—	—	$1.1
Consulting, project implementation and management and other exit costs	2.7	0.2	0.3	16.4	19.6
Total Restructuring	$5.3	$0.3	$0.3	$24.2	$30.1

	Fiscal 2020
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$0.2	$0.3	$—	$7.6	$8.1
Asset impairment and accelerated depreciation	1.7	—	—	—	$1.7
Consulting, project implementation and management and other exit costs	9.5	0.8	0.4	17.6	28.3
Total Restructuring	$11.4	$1.1	$0.4	$25.2	$38.1

Consulting, project implementation and management and other exit costs include pre-tax SG&A associated with certain information technology enablement expenses and compensation expenses related to Project Fuel of $8.7, and $13.3 for fiscal 2021 and 2020, respectively. Asset impairment and accelerated depreciation includes pre-tax Cost of products sold associated with inventory obsolescence related to Project Fuel of $0.6 and $0.2 for fiscal 2021 and 2020, respectively. Project-to-date restructuring costs inclusive of information technology enablement charges and inventory obsolescence totaled $163.7.

Restructuring Reserves
The following table summarizes restructuring activities and related accruals:

				Utilized
	October 1, 2021	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2022
Restructuring
Severance and termination related costs	$1.9	$5.6	$—	$(5.8)	$—	$1.7
Asset impairment and accelerated depreciation	—	0.8	—	—	(0.8)	—
Other related costs	3.6	9.8	—	(12.6)	—	0.8
Total Restructuring	$5.5	$16.2	$—	$(18.4)	$(0.8)	$2.5

				Utilized
	October 1, 2020	Charge to Income	Other (1)	Cash	Non-Cash	September 30, 2021
Restructuring
Severance and termination related costs	$4.3	$9.4	$—	$(11.8)	$—	$1.9
Asset impairment and accelerated depreciation	—	1.1	—	—	(1.1)	—
Other related costs	1.1	19.6	—	(17.1)	—	3.6
Total Restructuring	$5.4	$30.1	$—	$(28.9)	$(1.1)	$5.5
(1)Includes the impact of currency translation.

Note 5 - Income Taxes
The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2022	2021	2020
Currently payable:
United States - Federal	$12.2	$(3.1)	$1.2
State	6.6	(0.1)	2.3
Foreign	19.4	22.6	19.1
Total current	38.2	19.4	22.6
Deferred:
United States - Federal	(7.6)	7.9	(2.8)
State	(0.6)	0.3	0.5
Foreign	(5.6)	1.4	(0.6)
Total deferred	(13.8)	9.6	(2.9)
Income tax provision	$24.4	$29.0	$19.7

The source of pre-tax earnings was:

	Fiscal Year
	2022	2021	2020
United States	$1.5	$(11.5)	$(27.4)
Foreign	121.5	157.5	114.7
Pre-tax earnings	$123.0	$146.0	$87.3

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2022		2021		2020
Computed tax at federal statutory rate	$25.8	21.0%	$30.7	21.0%	$18.3	21.0%
State income taxes, net of federal tax benefit	2.7	2.2	0.8	0.6	1.0	1.1
Foreign tax less than the federal rate	(11.7)	(9.5)	(9.0)	(6.2)	(5.6)	(6.4)
Adjustments to prior years’ tax accruals	1.6	1.3	(4.3)	(2.9)	(0.5)	(0.5)
Other taxes including repatriation of foreign earnings	4.6	3.7	8.9	6.1	8.2	9.4
Other, net	3.9	3.2	2.7	1.8	1.1	1.3
Uncertain tax positions	(2.5)	(2.0)	(0.8)	(0.6)	(4.4)	(5.1)
Sale of Infant and Pet Care business	—	—	—	—	1.6	1.8
Total	$24.4	19.9%	$29.0	19.8%	$19.7	22.6%

The deferred tax assets and deferred tax liabilities recorded on the balance sheet were as follows, and include current and noncurrent amounts:

	September 30,
	2022	2021
Deferred tax liabilities:
Depreciation and property differences	$(22.8)	$(26.6)
Intangible assets	(229.4)	(192.5)
Lease liabilities	(13.0)	(14.9)
Other tax liabilities	(3.9)	(9.4)
Gross deferred tax liabilities	(269.1)	(243.4)
Deferred tax assets:
Accrued liabilities	55.8	52.8
Deferred and share-based compensation	13.7	15.4
Tax loss carryforwards and tax credits	26.0	8.2
Postretirement benefits other than pensions	1.1	1.5
Pension plans	24.0	40.2
Inventory differences	5.8	3.2
Lease right of use assets	13.1	15.0
Deferred revenue	9.7	—
Other tax assets	8.1	8.5
Gross deferred tax assets	157.3	144.8
Valuation allowance	(10.3)	(9.4)
Net deferred tax liabilities	$(122.1)	$(108.0)
There were no material tax loss carryforwards that expired in fiscal 2022. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not expected to be material from 2023 through 2040. The remaining tax loss carryforwards and credits have no expiration. The valuation allowance is primarily attributable to tax loss carryforwards and certain deferred tax assets impacted by the deconsolidation of the Company’s Venezuelan subsidiaries.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post-retirement obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. As of September 30, 2022, approximately $850.0 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Unrecognized tax benefits activity is summarized below:

	2022	2021	2020
Unrecognized tax benefits, beginning of year	$21.0	$21.8	$25.5
Additions based on current year tax positions and acquisitions	1.8	1.7	1.8
Reductions for prior year tax positions and dispositions	—	—	(1.7)
Settlements with taxing authorities and statute expirations	(4.6)	(2.5)	(3.8)
Unrecognized tax benefits, end of year	$18.2	$21.0	$21.8
Included in the unrecognized tax benefits noted above was $17.2 of uncertain tax positions that would affect the Company’s effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $4.1 of interest, (net of the deferred tax asset of $0.7) at September 30, 2022, and $4.3 of interest, (net of the deferred tax asset of $0.7) at September 30, 2021. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company’s tax returns.
The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 30 foreign jurisdictions where the Company has operations. U.S. federal income tax returns for tax years ended September 30, 2019 and after remain subject to examination by the Internal Revenue Service (the “IRS”). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2013. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

Note 6 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options, RSE, and PRSE awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Fiscal Year
	2022	2021	2020

Basic weighted-average shares outstanding	53.1	54.4	54.3
Effect of dilutive securities:
RSE awards	0.5	0.8	0.3
Total dilutive securities	0.5	0.8	0.3
Diluted weighted-average shares outstanding	53.6	55.2	54.6

For fiscal 2022, 2021 and 2020, the calculation of diluted weighted-average shares outstanding excludes 1.0, 0.9 and 0.7, respectively, of share options because the effect of including these awards was anti-dilutive. For fiscal 2022 and 2020, the calculation of diluted weighted-average shares outstanding excludes 0.2 and 0.1 of RSE and PRSE awards because the effect of including these awards was anti-dilutive. There were no anti-dilutive awards excluded from the calculation for fiscal 2021.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2021	$967.5	$357.6	$208.7	$1,533.8
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2021	$598.5	$355.6	$208.7	$1,162.8

Changes in the twelve months ended September 30, 2022
Billie acquisition	$181.2	$—	$—	$181.2
Cumulative translation adjustment	(15.2)	(3.1)	(3.5)	$(21.8)

Gross balance at September 30, 2022	$1,133.5	$354.5	$205.2	$1,693.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at September 30, 2022	$764.5	$352.5	$205.2	$1,322.2

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2020	$967.2	$356.8	$206.7	$1,530.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2020	$598.2	$354.8	$206.7	$1,159.7

Changes in the twelve months ended September 30, 2021
Cremo acquisition measurement period adjustment	—	0.3	—	0.3
Cumulative translation adjustment	0.3	0.5	2.0	2.8

Gross balance at September 30, 2021	$967.5	$357.6	$208.7	$1,533.8
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at September 30, 2021	$598.5	$355.6	$208.7	$1,162.8

Total amortizable intangible assets were as follows:

	September 30, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$587.1	$—	$587.1	$600.8	$—	$600.8

Definite lived
Trade names and brands	$339.4	$72.2	$267.2	$256.2	$57.7	$198.5
Technology and patents	77.8	75.0	2.8	79.1	75.8	3.3
Customer related and other	267.1	127.5	139.6	221.2	117.4	103.8
Total amortizable intangible assets	$684.3	$274.7	$409.5	$556.5	$250.9	$305.6

Amortization expense for intangible assets was $29.4, $22.0 and $17.3 for fiscal 2022, 2021 and 2020, respectively. Estimated amortization expense for amortizable intangible assets for fiscal 2023, 2024, 2025, 2026 and 2027 is approximately $30.6, $30.5, $30.5, $30.3 and $30.3, respectively, and $257.3 thereafter.
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

Indefinite-lived intangible assets
The Company’s annual indefinite-lived intangible assets impairment testing was conducted on July 1, 2022 using the Company’s strategic plan. The Company elected to perform a qualitative test of impairment for all indefinite lived intangible assets with the exception of the Wet Ones trade name. For the qualitative test of indefinite lived intangible assets, there were no significant events or adverse trends that could negatively impact the fair value of the intangible assets. For the Wet Ones trade name, the Company elected to perform a quantitative impairment test in fiscal 2022 using the Company’s strategic plan to calculate a five-year cash flow. The annual impairment assessment of the indefinite-lived intangible assets concluded there was no indication of impairment of the Company’s indefinite-lived intangible assets. The Company performed an assessment in the fourth quarter of fiscal 2022 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The Company did not identify a triggering event that would indicate the existence of any impairment of the indefinite-lived intangible assets.

Goodwill
The Company performed its annual goodwill impairment analysis as of July 1, 2022. The Company elected to perform a qualitative test of goodwill impairment for the Sun Care reporting unit and determined there were no significant events or adverse trends that could negatively impact the fair value of the business. For the Wet Shave, Feminine Care, and Skin Care reporting units, the Company elected to perform a quantitative impairment test in fiscal 2022 using the Company’s strategic plan to calculate a five-year cash flow. The analysis indicated that the fair value of each of the reporting units was greater than the respective carrying amounts of the goodwill and thus no impairment was recorded in fiscal 2022.

Note 8 - Supplemental Balance Sheet Information

	September 30, 2022	September 30, 2021
Inventories
Raw materials and supplies	$80.4	$61.3
Work in process	103.2	83.4
Finished products	265.7	201.0
Total inventories	$449.3	$345.7
Other Current Assets
Miscellaneous receivables	$39.6	$30.3
Inventory returns receivable	1.1	0.9
Prepaid expenses	70.2	67.3
Value added tax collectible from customers	21.3	19.6
Income taxes receivable	19.3	29.1
Other	15.8	12.9
Total other current assets	$167.3	$160.1
Property, Plant and Equipment
Land	$18.0	$19.2
Buildings	140.3	144.5
Machinery and equipment	1,050.0	1,049.0
Capitalized software costs	56.5	57.0
Construction in progress	47.0	44.0
Total gross property, plant and equipment	1,311.8	1,313.7
Accumulated depreciation	(966.3)	(951.1)
Total property, plant and equipment, net	$345.5	$362.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$34.9	$33.8
Accrued trade allowances	31.4	34.0
Accrued salaries, vacations and incentive compensation	51.1	66.4
Income taxes payable	17.4	9.8
Returns reserve	47.5	52.7
Restructuring reserve	2.5	5.5
Value added tax payable	6.5	4.6
Dividends payable	7.8	8.2
Deferred compensation	4.5	5.9
Short term lease obligation	8.8	11.0
Customer advance payments	1.1	0.6
Other	78.2	68.3
Total other current liabilities	$291.7	$300.8
Other Liabilities
Pensions and other retirement benefits	$57.9	$55.4
Deferred compensation	17.6	22.7
Long term lease obligation	41.5	46.9
Other non-current liabilities	56.6	65.3
Total other liabilities	$173.6	$190.3

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
A summary of the Company's lease information is as follows:

		September 30, 2022	September 30, 2021
Assets	Classification
Right of use assets	Other assets	$50.1	$57.7

Liabilities
Current lease liabilities	Other current liabilities	$8.8	$11.0
Long-term lease liabilities	Other liabilities	41.5	46.9
Total lease liabilities		$50.3	$57.9

Other information
Weighted-average remaining lease term (years)		10	10
Weighted-average incremental borrowing rate		6.6%	6.3%

	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Statement of Earnings
Lease cost (1)	$13.5	$14.4	$13.9

Other information
Leased assets obtained in exchange for new lease liabilities	$7.6	$28.0	$1.9
Cash paid for amounts included in the measurement of lease liabilities	$13.5	$14.3	$13.4
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Operating Leases
Fiscal 2023	$10.8
2024	9.2
2025	8.7
2026	7.4
2027	5.7
2028 and thereafter	35.0
Total future minimum lease commitments	76.8
Less: Imputed interest	(26.5)
Present value of lease liabilities	$50.3

Note 10 - Accounts Receivable Facility
The Company participates in a uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”). Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the Accounts Receivable Facility is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
Effective February 7, 2022, the Company increased the maximum receivables sold facility amount under the Sixth Amendment to Master Accounts Receivable Purchase Agreement to $180.0 from $150.0 and amended the pricing index used to determine the purchase price for subject receivables from LIBOR to the Bloomberg Short Term Bank Yield Index (“BSBY”). The applicable margin that is added to the BSBY pricing index specific for each obligor was unchanged. Except as noted above, all other terms, conditions, obligations, covenants or agreements contained in the Accounts Receivable Facility are unmodified in all respects and continue in full force and effect.
On August 5, 2022, the Company entered into the Master Receivable Assignment Agreement (the "Japan Agreement"). The Japan Agreement was between Schick Japan K.K. and Concerto Receivables Corporation (the “Purchaser”), Tokyo Branch, a subsidiary of MUFG Bank, LTD., which allows the Company to assign third party accounts receivable to the Purchaser. The Japan Agreement allows for the sale of up to ¥3,000 with limits set between individual customers. The terms of the agreement expire one year after the date of execution and will be renewed annually unless either party notifies of its intent not to renew. The assigned receivables will be discounted using the funding rate from the Tokyo Interbank Market plus 1.1%.
As of September 30, 2022, the discount rate used to determine the purchase price for the subject receivables is based upon BSBY plus a margin applicable to the specified obligor.
Accounts receivable sold under the Accounts Receivable Facility for the year ended September 30, 2022 and 2021 were $1,046.8 and $929.9, respectively. The trade receivables sold that remained outstanding under the Accounts Receivable Facility as of September 30, 2022 and 2021 were $78.7 and $91.1, respectively. The net proceeds received were included in Cash provided by operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statement of Earnings. For the year ended September 30, 2022, the loss on sale of trade receivables was $2.0. For the year ended September 30, 2021, the loss on sale of trade receivables was $0.9.

Note 11 - Debt
The detail of long-term debt was as follows:

	September 30, 2022	September 30, 2021
Senior notes, fixed interest rate of 5.5%, due 2028 (1)	750.0	750.0
Senior notes, fixed interest rate of 4.1%, due 2029 (1)	500.0	500.0
Revolving credit facility (2)	155.0	—
Total long-term debt, including current maturities	1,405.0	1,250.0
Less current portion	—	—
Less unamortized debt issuance costs and discount (1)	13.6	15.8
Total long-term debt	$1,391.4	$1,234.2
(1)At September 30, 2022, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $8.3 and $5.3, respectively. At September 30, 2021, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $9.8 and $6.0, respectively.
(2)The U.S. revolving credit facility matures in 2025.
At September 30, 2022 and 2021, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $19.0 and $26.5, respectively, with weighted-average interest rates of 3.9% and 3.9%, respectively. These notes were primarily outstanding international borrowings.
Issuance of Senior Notes
On March 8, 2021, the Company entered into a new unsecured indenture agreement for 4.125% Senior Notes in the amount of $500 due April 1, 2029 (the “2029 Notes”). The Company used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to satisfy and discharge its obligations outstanding under its 4.70% Senior Notes in the amount of $500 due 2022 (the “2022 Notes”) and to pay fees associated therewith. The Company incurred $6.5 in bank, legal, and other fees in connection with the issuance of the 2029 Notes, which has been deferred and is being amortized to interest expense over the term of the 2029 Notes. Interest expense on the 2029 Notes is due semiannually on April 1 and October 1.
In connection with the early repayment of the 2022 Notes, the Company recorded expense of $26.1 in fiscal 2021, which is included in Cost of early retirement of long-term debt in the Consolidated Statements of Earnings and Comprehensive (Loss) Income. This expense included a premium of $25.5 and debt issuance cost write-offs of $0.6.

Debt Covenants
The U.S. revolving credit facility maturing in 2025 (“Revolving Credit Facility”) governing our outstanding debt at September 30, 2022 contains certain customary representations and warranties, financial covenants, covenants restricting the Company’s ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of the Company’s indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1. In addition, under the Revolving Credit Facility, the ratio of the Company’s EBITDA, as defined in the credit agreement, to total interest expense must exceed 3.0 to 1. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under the Revolving Credit Facility would trigger cross-defaults on its other borrowings.
As of September 30, 2022, the Company was in compliance with the provisions and covenants associated with the Revolving Credit Facility.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2022 were as follows: $155.0 in 2025, $750.0 in 2028, and $500.0 in 2029.

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
The Company funds its pension plans in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) or local funding requirements.
The following tables present the benefit obligation, plan assets, and funded status of the plans:

	As of September 30,
	Pension		Postretirement
	2022	2021	2022	2021
Change in projected benefit obligation
Benefit obligation at beginning of year	$618.7	$652.1	$5.5	$6.0
Service cost	3.8	4.4	—	—
Interest cost	10.2	9.6	0.2	0.2
Actuarial gain	(141.1)	(14.9)	(0.9)	(0.8)
Benefits paid, net	(26.4)	(32.0)	(0.3)	(0.2)
Plan settlements	(4.3)	—	—	—
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	(21.5)	(0.5)	(0.4)	0.3
Projected benefit obligation at end of year	439.4	618.7	4.1	5.5
Change in plan assets
Estimated fair value of plan assets at beginning of year	570.5	538.6	—	—
Actual return on plan assets	(121.0)	59.7	—	—
Company contributions	0.9	4.9	0.3	0.2
Plan settlements	(4.3)	—	—	—
Benefits paid	(26.4)	(32.0)	(0.3)	(0.2)
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	(21.5)	(0.7)	—	—
Estimated fair value of plan assets at end of year	398.2	570.5	—	—
Funded status at end of year	$(41.2)	$(48.2)	$(4.1)	$(5.5)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity:

	As of September 30,
	Pension		Postretirement
	2022	2021	2022	2021
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$12.0	$0.8	$—	$—
Current liabilities	(0.9)	(0.9)	(0.2)	(0.2)
Noncurrent liabilities	(52.3)	(48.1)	(3.9)	(5.3)
Net amount recognized	$(41.2)	$(48.2)	$(4.1)	$(5.5)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$128.6	$138.6	$(7.4)	$(7.4)
Prior service credit	—	—	—	—
Net amount recognized, pre-tax	$128.6	$138.6	$(7.4)	$(7.4)

Pre-tax changes recognized in Other comprehensive income for fiscal 2022 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in Other comprehensive income
Net loss (gain) arising during the year	$1.0	$(0.9)
Effect of exchange rates	(2.8)	0.6
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service cost	—	—
Amortization or settlement recognition of net (loss) gain	(8.2)	0.3
Total recognized in Other comprehensive income	$(10.0)	$—

The Company is not required to make any cash contributions to our pension and postretirement plans in fiscal 2023 due to the plans funded status. Pension contributions required beyond fiscal 2023 represent future pension payments to comply with local funding requirements in the U.S. only. The projected contributions for the U.S. pension plans total $8.7 in fiscal 2024, $7.0 in fiscal 2025, $10.1 in fiscal 2026, and $8.8 in fiscal 2027. Estimated contributions beyond fiscal 2027 are not determinable. The Company may also elect to make discretionary contributions.
The Company’s expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2023	$36.0	$0.2
Fiscal 2024	36.5	0.2
Fiscal 2025	34.4	0.2
Fiscal 2026	34.6	0.2
Fiscal 2027	33.5	0.2
Fiscal 2028 to 2032	153.4	1.2

The accumulated benefit obligation for defined benefit pension plans was $433.0 and $603.0 at September 30, 2022 and 2021, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2022	2021
Projected benefit obligation	$331.0	$590.1
Accumulated benefit obligation	331.0	575.1
Estimated fair value of plan assets	277.8	541.9

Pension plan assets in the U.S. plan represent approximately 70% of assets in all of the Company’s defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan’s assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: approximately 38% and (b) debt securities, including U.S. bonds: approximately 62%. Actual allocations at September 30, 2022 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2022. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.
The following table presents pension and post-retirement expense:

	Fiscal Year
	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Service cost	$3.8	$4.4	$4.3	$—	$—	$—
Interest cost	10.2	9.6	13.5	0.2	0.2	0.3
Expected return on plan assets	(21.1)	(22.4)	(23.1)	—	—	—
Recognized net actuarial loss (gain)	6.4	9.5	9.3	(0.3)	(0.3)	(0.1)
Settlement loss recognized	1.8	—	0.8	—	—	—
Net periodic benefit cost (credit)	1.1	1.1	4.8	(0.1)	(0.1)	0.2
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

The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Plan obligations:
Discount rate	5.1%	2.3%	2.1%	5.1%	3.5%	2.8%
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	N/A	N/A
Net periodic benefit cost:
Discount rate	2.3%	2.1%	2.5%	3.5%	2.8%	3.0%
Expected long-term rate of return on plan assets	4.2%	4.5%	4.8%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	N/A	N/A
Cash balance interest credit rate	3.3%	1.9%	1.3%	N/A	N/A	N/A

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

	As of September 30, 2022
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$49.1	$—	$49.1
International equity	50.1	—	50.1
Debt
U.S. government	—	173.3	173.3
Other government	—	—	—
Corporate	47.4	—	47.4
Cash and cash equivalents	19.9	—	19.9
Other	13.8	—	13.8
Total, excluding investments valued at net asset value (“NAV”)	$180.3	$173.3	$353.6
Investments valued at NAV			44.6
Total	$180.3	$173.3	$398.2

	As of September 30, 2021
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$84.5	$—	$84.5
International equity	76.0	—	76.0
Debt
U.S. government	—	236.5	236.5
Other government	—	—	—
Corporate	66.0	—	66.0
Cash and cash equivalents	14.4	—	14.4
Other	18.4	0.1	18.5
Total, excluding investments valued at NAV	$259.3	$236.6	$495.9
Investments valued at NAV			74.6
Total	$259.3	$236.6	$570.5

The following table sets forth the estimated fair value of the Company’s pension assets valued at NAV:

	As of September 30,
	2022	2021
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$11.4	$18.0
International equity	33.2	56.6
Total investments valued at NAV	$44.6	$74.6

There were no Level 3 pension assets as of September 30, 2022 and 2021.

The Company had no post-retirement plan assets as of September 30, 2022 and 2021.
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

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participants’ before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2022, 2021, and 2020 were $10.4, $10.4, and $9.9, respectively, and are reflected in SG&A and Cost of products sold.

Note 13 - Share-Based Payments
As of September 30, 2022, the Company had three share-based compensation plans: the Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”), the Second Amended and Restated 2009 Incentive Stock Plan (the “2009 Plan”) and the 2000 Incentive Stock Plan (the “2000 Plan”). The 2000 Plan was superseded by the 2009 Plan, which was then superseded by the 2018 Stock Incentive Plan. New awards granted after January 2018 are issued under the 2018 Plan. The 2018 Plan provides for the award of restricted stock, RSEs, or Share Options to purchase the Company’s common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2018 Plan is 14.9, of which 2.6 were available for future awards as of September 30, 2022.
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
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company’s share-based compensation arrangements were $23.9, $27.3 and $19.2 for fiscal 2022, 2021 and 2020, respectively, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $5.7, $6.6 and $4.6, for fiscal 2022, 2021 and 2020, respectively. Restricted stock issuance and shares issued for share option exercises under the Company’s share-based compensation programs are generally issued from treasury shares.

Share Options
The following table summarizes Share Option activity during fiscal 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2021	0.9	$60.13
Granted	0.3	42.26
Canceled	(0.1)	74.72
Exercised	—	34.51
Outstanding as of September 30, 2022	1.1	$54.05	6.6	$—

Vested and unvested expected to vest as of September 30, 2022	1.1	$54.05	6.6	$—
Exercisable as of September 30, 2022	0.6	66.35
An immaterial number of share options were exercised in fiscal 2022. No share options were exercised in fiscal 2021 or 2020.
The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. During fiscal 2022 and 2021, the Company granted non-qualified share option awards to certain executives and employees of 0.3 and 0.2, respectively, with a grant-date fair value of $4.6 and $3.1, respectively. The following table presents the Company’s weighted average fair value per option and the assumptions utilized in the Black-Scholes option pricing model:

	2022	2021
Weighted-average fair value per share option	$14.25	$12.06
Expected volatility	39.00%	36.00%
Risk-free interest rate	1.33%	0.57%
Expected share option life (in years)	6.1	6.3
Dividend yield	1.42%	—%
As of September 30, 2022, there was an estimated $4.4 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of approximately 1.5 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2022:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2021	1.0	$34.07
Granted	0.5	42.49
Vested	(0.4)	35.13
Canceled	(0.1)	34.48
Non-vested at September 30, 2022	1.0	38.09
The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant.
As of September 30, 2022, there was an estimated $24.9 of total unrecognized compensation costs related to RSEs, which will be recognized over a weighted-average period of approximately 2.2 years. The weighted-average estimated fair value per RSE granted in fiscal 2022, 2021 and 2020 was $42.49, $35.16, and $29.25, respectively. The estimated fair value of RSEs vested in fiscal 2022, 2021 and 2020 was $15.4, $13.2, and $11.5, respectively.

Performance Restricted Share Equivalents
The following table summarizes PRSE award activity during fiscal 2022:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2021	0.8	$38.45
Granted	0.2	63.75
Vested	(0.3)	42.57
Canceled	(0.2)	40.96
Non-vested at September 30, 2022	0.5	43.04
As of September 30, 2022, there was an estimated $7.8 of total unrecognized compensation costs related to PRSEs, which will be recognized over a weighted-average period of approximately 2.8 years. The weighted-average estimated fair value per PRSE granted in fiscal 2022, 2021 and 2020 was $63.75, $56.53, and $29.25, respectively. The estimated fair value of PRSEs vested in fiscal 2022 was $12.5.
For PRSE awards granted during fiscal 2020, the Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. The PRSE awards will vest with a value of 0% to 200% of the targeted award value based upon the achievement of performance metrics. The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant.
For PRSE awards granted during fiscal 2022 and 2021, awards will vest by comparing the Company’s TSR during a certain three year period to the respective TSRs of companies in a selected performance peer group. Based upon the Company’s ranking in its performance peer group, a recipient of the PRSE award may earn a total award ranging from 0% to 200% of the target award. The fair value of each PRSE was estimated on the grant date using a Monte Carlo simulation. The assumptions for PRSE awards during the years ended September 30, 2022 are summarized in the following table.

	2022	2021
Expected term (in years)	3.0	3.0
Expected stock price volatility	48.73%	48.00%
Risk-free interest rate	0.85%	0.22%
Fair value (per award granted)	65.90	56.53

Note 14 - Shareholders’ Equity
At September 30, 2022, there were 300.0 shares of the Company’s common stock authorized, of which 2.6 shares were reserved for outstanding awards under the 2018, 2009 and 2000 Plans. The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value preferred stock. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.
Share Repurchases
During fiscal 2022, the Company repurchased 3.3 shares of common stock under the share repurchase Board authorization from January 2018 for $125.3 and has 6.5 shares of its common stock available for repurchase in the future under the Board’s authorization. Future share repurchases, if any, would be made in the open market, privately negotiated transactions, or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs, and other factors. Additionally, 0.3 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSEs.
Since September 30, 2022, the Company repurchased 0.2 shares of common stock for $6.9 under the share repurchase Board authorization from January 2018 which allows the repurchase of up to 10.0 shares. There are 6.3 common shares remaining available to be purchased.

Dividends
On November 4, 2021, the Board declared a quarterly cash dividend of $0.15 per share of common stock outstanding. The dividend was paid on January 6, 2022 to holders of record as of the close of business on December 3, 2021.
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
On July 29, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter. The dividend was paid on October 5, 2022 to shareholders of record as of the close of business on September 2, 2022.
On November 3, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the fourth fiscal quarter. The dividend will be payable on January 4, 2023 to shareholders of record as of the close of business on November 29, 2022.
Dividends declared during fiscal 2022 totaled $32.6. Payments made for dividends during fiscal 2022 totaled $32.6.

Note 15 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2020	$(47.4)	$(142.1)	$(2.1)	$(191.6)
OCI before reclassifications (1)	5.6	38.1	2.1	45.8
Reclassifications to earnings	—	6.7	2.2	8.9
Balance at September 30, 2021	(41.8)	(97.3)	2.2	(136.9)
OCI before reclassifications (1)	(89.4)	(1.2)	13.1	(77.5)
Reclassifications to earnings	—	5.9	(7.6)	(1.7)
Balance at September 30, 2022	$(131.2)	$(92.6)	$7.7	$(216.1)
(1)OCI is defined as other comprehensive income.

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2022	2021	Affected Line Item in the Consolidated Statement of Earnings
(Loss) gain on cash flow hedges
Foreign exchange contracts	$11.2	$(3.2)	Other expense (income), net
	3.6	(1.0)	Income tax provision (benefit)
	$7.6	$(2.2)	Net of tax
Amortization of defined benefit pension and postretirement items
Actuarial losses	(6.1)	(9.2)	(1)
Settlements	(1.8)	—	(1)
	(2.0)	(2.5)	Tax expense (benefit)
	$(5.9)	$(6.7)	Net of tax

Total reclassifications for the period	$1.7	$(8.9)	Net of tax
(1)These AOCI components are included in the computation of net periodic benefit cost. See Note 12 of Notes to Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management
In the course of ordinary business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at September 30, 2022 and 2021, respectively, as well as the Company’s objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2022, the Company had $174.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Revolving Credit Facility in the U.S.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company’s largest customer, Walmart Inc. and its affiliates (collectively, “Walmart”), accounted for approximately 22% of Net sales in fiscal 2022. No other customer accounted for more than 10% of the Company’s consolidated Net sales. Purchases by Walmart included products from all of the Company’s segments. Additionally, in fiscal 2022, Target Corporation represented approximately 11% of net sales for the Sun and Skin Care segment and 11% of net sales for the Feminine Care segment, respectively.
Product Concentration. Within the Wet Shave segment, the Company’s razor and blades represented 51%, 52% and 52% of net sales during fiscal 2022, 2021 and 2020, respectively, and within the Sun and Skin Care segment, sun care products represented 19%,16%, and 15% of net sales during each of fiscal 2022, 2021 and 2020.

Cash Flow Hedges
At September 30, 2022, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gains of $11.3 and $3.3 at September 30, 2022 and 2021, respectively, on these forward currency contracts, which are accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2022 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2022 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal year 2023. At September 30, 2022, there were 64 open foreign currency contracts with a total notional value of $114.8.

Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures and, thus, are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in gains of $8.2 and $2.3, and a loss of $0.5 for fiscal 2022, 2021, and 2020, respectively, which were recorded in Other (income) expense, net in the Consolidated Statements of Earnings and Comprehensive (Loss) Income. At September 30, 2022, there were seven open foreign currency derivative contracts which were not designated as cash flow hedges with a total notional value of $65.6.
The following table provides estimated fair values of derivative instruments:

	Fair Value of (Liability) Asset (1)
	September 30, 2022	September 30, 2021
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$11.3	$3.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$2.0	$0.5
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Fiscal Year
	2022	2021	2020
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$19.2	$3.1	$(2.7)
(Loss) gain reclassified from AOCI into income (effective portion) (1) (2)	11.2	(3.2)	2.1
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$8.2	$2.3	$(0.5)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.
(2)Gain (loss) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	As of September 30, 2022		As of September 30, 2021
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$13.4	$(0.5)	$3.9	$(0.2)
Gross amounts offset in the balance sheet	—	0.4	(0.1)	0.1
Net amounts of assets (liabilities) presented in the balance sheet	$13.4	$(0.1)	$3.8	$(0.1)
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

	As of September 30,
	2022	2021
(Liabilities) Assets at estimated fair value:
Deferred compensation	$(21.8)	$(28.4)
Derivatives - foreign currency contracts	13.3	3.7
Net liabilities at estimated fair value	$(8.5)	$(24.7)

At September 30, 2022 and 2021, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1. Refer to Note 12 of Notes to Consolidated Financial Statements for the fair value hierarchy of the pension plan assets.
At September 30, 2022 and 2021, the fair market value of fixed rate long-term debt was $945.9 and $1,300.1, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of September 30, 2022. The estimated fair values of long-term debt, excluding the Revolving Credit Facility has been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amount of the Revolving Credit Facility , which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings and the Revolving Credit Facility have been determined based on Level 2 inputs.
As of September 30, 2022, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 17 - Commitments and Contingencies
Legal Proceedings
During the year ended September 30, 2022, the Company settled certain legal matters primarily related to intellectual property claims against a third party. The settlement resulted in a gain of $7.5 which was included in SG&A in the Condensed Consolidated Financial Statements. The Company received payment for the settlement in fiscal 2022.
The Company and its subsidiaries are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims, and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities.

SKU rationalization
During the year ended September 30, 2022, the Company recorded a charge of $22.5 relating to the write-off of inventory for certain Wet Ones SKUs and related contract termination charges associated with a third-party co-manufacturer. This charge was included in Cost of products sold in the Consolidated Financial Statements.

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

Note 18 - Segment and Geographical Data
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges and certain costs deemed non-recurring in nature, including acquisition and integration costs, SKU rationalization charges, Sun Care reformulation costs, legal, pension, value-added tax (“VAT”) settlements, cost of early debt retirement, COVID-19 pandemic expenses, advisory expenses incurred in connection with the evaluation of the Feminine Care and Infant Care businesses, the gain on sale of the Infant and Pet Care business, the amortization of intangible assets, and the related tax effects of these items. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
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

Segment net sales and profitability are presented below:

	Fiscal Year
	2022	2021	2020
Net Sales
Wet Shave	$1,242.5	$1,215.9	$1,162.3
Sun and Skin Care	638.5	585.3	462.0
Feminine Care	290.7	286.1	298.6
All Other	—	—	26.8
Total net sales	$2,171.7	$2,087.3	$1,949.7

Segment Profit
Wet Shave	$174.0	$221.0	$206.2
Sun and Skin Care	108.5	98.7	69.1
Feminine Care	31.2	37.2	52.3
All Other	—	—	3.1
Total segment profit	313.7	356.9	330.7

General corporate and other expenses	(54.0)	(56.5)	(54.9)
Restructuring and related costs	(16.2)	(30.1)	(38.1)
Acquisition and integration costs (1)	(9.9)	(8.4)	(39.8)
SKU rationalization charges (2)	(22.5)	—	—
Sun Care reformulation costs (3)	(4.6)	(1.1)	—
Legal settlement (4)	7.5	—	—
Pension settlement expense (5)	(1.8)	—	—
VAT settlement costs (6)	(3.4)	—	—
Cost of early retirement of long-term debt	—	(26.1)	(26.2)
COVID-19 expenses (7)	—	—	(4.3)
Feminine and Infant Care evaluation costs (8)	—	—	(0.3)
Gain on sale of Infant and Pet Care business	—	—	4.1
Amortization of intangibles	(29.4)	(22.0)	(17.3)
Interest and other expense, net	(56.4)	(66.7)	(66.6)
Total earnings before income taxes	$123.0	$146.0	$87.3

Depreciation and amortization
Wet Shave	$36.4	$39.9	$44.8
Sun and Skin Care	15.4	15.6	13.8
Feminine Care	8.7	9.6	11.9
All Other	—	—	1.0
Total segment depreciation and amortization	60.5	65.1	71.5
Corporate	29.4	22.0	17.3
Total depreciation and amortization	$89.9	$87.1	$88.8

	Fiscal Year
	2022	2021
Total Assets
Wet Shave	$751.4	$713.7
Sun and Skin Care	276.8	256.3
Feminine Care	159.1	137.1
Total segment assets	1,187.3	1,107.1
Corporate (9)	207.0	498.3
Goodwill and other intangible assets, net	2,318.8	2,069.2
Total assets	$3,713.1	$3,674.6

Capital Expenditures
Wet Shave	$36.1	$36.1	$34.8
Sun and Skin Care	12.4	12.2	7.1
Feminine Care	7.9	8.5	5.0
All Other	—	—	0.8
Total capital expenditures	56.4	56.8	47.7
(1)Includes SG&A of $9.1, $7.1, and $39.2 for fiscal 2022, 2021, and 2020, respectively, related to integration expenses associated with acquisitions and Cost of products sold of $0.8, $1.3, and $0.6 related to the valuation of acquired inventory for fiscal 2022, 2021, and 2020 respectively.
(2)Includes Cost of products sold of $22.5 for fiscal 2022 for the write-off of certain Wet Ones SKUs and related contract termination charges. Wet Ones products are included within the Sun and Skin Care segment.
(3)Includes pre-tax R&D of $1.1 for fiscal 2022 and pre-tax COGS of $3.5 and $1.1 for fiscal 2022 and fiscal 2021, respectively, related to the reformulation, recall, and destruction of certain Sun Care products.
(4)Includes pre-tax SG&A of $7.5 for fiscal 2022 for a favorable legal settlement.
(5)Includes pre-tax other (income) expense of $1.8for fiscal 2022 for a pension settlement expenses.
(6)Includes pre-tax SG&A of $3.4 for the fiscal 2022 related to the estimated settlement of prior years’ value-added tax audits in Germany.
(7)Includes pre-tax Cost of products sold of $4.3 for fiscal 2020, which included incremental costs incurred by the Company related to higher benefit and emergency payments, supplies and freight.
(8)Includes pre-tax SG&A of $0.3 for fiscal 2020 associated with consulting costs incurred in connection with the evaluation of our Feminine Care and Infant Care segments.
(9)Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments.

The following table presents the Company’s net sales and long-lived assets by geographic area:

	Fiscal Year
	2022	2021	2020
Net Sales to Customers
United States	$1,306.5	$1,183.6	$1,082.8
International	865.2	903.7	866.9
Total net sales	$2,171.7	$2,087.3	$1,949.7

Long-lived Assets
United States	$239.3	$244.6
Germany	61.1	51.9
Other International	65.7	66.1
Total long-lived assets excluding goodwill and other intangibles, net, and other assets	$366.1	$362.6
The Company’s international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company’s total Net sales. For information on customer concentration and product concentration risk, see Note 16 of Notes to Consolidated Financial Statements.

Supplemental product information is presented below for net sales:

	Fiscal Year
	2022	2021	2020
Razors and blades	$1,108.8	$1,084.6	$1,023.3
Sun care products	401.8	333.6	283.3
Tampons, pads and liners	290.7	286.1	298.6
Skin care products	236.7	251.7	178.7
Shaving gels and creams	133.7	131.3	139.0
Infant care and other	—	—	26.8
Total net sales	$2,171.7	$2,087.3	$1,949.7

Note 19 - Subsequent Events
On November 10, 2022, the Commission Regulation (EU) published regulatory requirement 2022/2195 pertaining to the level of certain ingredients that can be utilized in Sun Care products beginning in 2025. The Company is currently assessing the impact of this change.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) for external purposes. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2022 was effective.
The Company's management has excluded the acquisition of Billie, Inc. (“Billie”), with the exception of acquired goodwill and intangibles, from its assessment of internal control over financial reporting as of September 30, 2022, because Billie was acquired by the Company on November 29, 2021. The assets excluded from our assessment for the Billie acquisition less than 1.0% of consolidated assets as of September 30, 2022 and 4.3% of consolidated net sales for the fiscal year ended September 30, 2022.
The Company’s internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2022.
Information regarding our executive officers is included in Item 1. Business of this Annual Report on Form 10-K.
We have adopted business practices and standards of conduct that are applicable to all employees, including our Chief Executive Officer and Chief Financial Officer. We have also adopted a code of business conduct applicable to our Board of Directors. The codes have been posted on the Investor section of our website at www.edgewell.com. In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Current Report on Form 8-K, we intend to satisfy such disclosure by posting such information on our website for at least a 12-month period.

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than five percent of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2022.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP (PCAOB ID 238), our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

◦Report of Independent Registered Public Accounting Firm.
◦Consolidated Statements of Earnings and Comprehensive (Loss) Income for the fiscal years ended September 30, 2022, 2021 and 2020.
◦Consolidated Balance Sheets as of September 30, 2022 and 2021.
◦Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022, 2021 and 2020.
◦Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2019 to September 30, 2022.
◦Notes to Consolidated Financial Statements.

2)Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2022	2021	2020
Allowance for Doubtful Accounts
Balance at beginning of year	6.9	8.2	5.6
Provision charged to expense, net of reversals	(2.9)	(0.7)	3.7
Write-offs, less recoveries, translation, other	(0.3)	(0.6)	(1.4)
Allowance for acquired receivables	0.2	—	0.3
Balance at end of year	$3.9	$6.9	$8.2

Income Tax Valuation Allowance
Balance at beginning of year	9.4	8.5	7.2
Provision charged to expense	0.7	1.0	1.4
Write-offs, less recoveries, translation, other	0.2	(0.1)	(0.1)
Balance at end of year	$10.3	$9.4	$8.5

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

Date: November 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Rod R. Little
Rod R. Little (principal executive officer)	President and Chief Executive Officer

/s/ Daniel J. Sullivan
Daniel J. Sullivan (principal financial officer and principal accounting officer)	Chief Financial Officer

/s/ Robert Black
Robert Black	Director

/s/ George Corbin
George Corbin	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Joseph D. O’Leary
Joseph D. O’Leary	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

/s/ Swan Sit
Swan Sit	Director

/s/ Gary Waring
Gary Waring	Director

November 16, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1****
Separation and Distribution Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.2****
Tax Matters Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 26, 2015 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.3****
Employee Matters Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.4****
Transition Services Agreement by and between the Company and Energizer Holdings, Inc. dated as of June 25, 2015 (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed June 29, 2015).

2.5****
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

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.3	Amended and Restated Bylaws of the Company effective November 5, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 20,2020).

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

10.1
Credit Agreement, dated June 1, 2015, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.a., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Citibank, N.A., as co-syndication agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2015).

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

10.9
Sixth Amendment to Master Accounts Receivable Purchase Agreement, dated as of February 7, 2022, between the Company and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022).

10.10
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

10.11
Indenture, dated as of May 22, 2020, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2020.

10.12
Indenture, dated as of March 8, 2021, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2021).

10.13
Trademark License Agreement by and between the Company and Energizer Brands, LLC dated June 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 29, 2015).

10.14
Trademark License Agreement by and between the Company and Wilkinson Sword GmbH, as licensors, and Energizer Holdings, Inc. dated June 25, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 29, 2015).

10.15	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of the Company’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.16***	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement for the fiscal year ended September 30, 2016).

10.17***	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.18***	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.19***	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.20***	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 14, 2014).

10.21***	Form of Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.22***	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.23***	Form of Performance Restricted Stock Equivalent Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.24***	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.25***	Form of annual Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2018).

10.26***
Form of appointment Restricted Stock Equivalent Award Agreement for Directors (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.27***	Form of Change of Control Employment Agreement, as amended December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 6, 2009).

10.28***
Form of Change of Control Employment Agreement for use with designated individuals subsequent to January 1, 2012 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.29***	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.30***	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2017).

10.31***
January 1, 2015 Restatement of the Company's Executive Savings Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.32***
Amendment to the Company's Executive Savings Investment Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.33***
2010 Restatement of the Company's Supplemental Executive Retirement Plan dated October 15, 2010 (incorporated by reference to Exhibit 10.54 of Amendment No. 1 to the Company's Annual Report on Form 10-K/A, filed May 16, 2011).

10.34***
First Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form10-K for the year ended September 30, 2015).

10.35***
Second Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.36***
2009 Restatement of the Company's Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended September 30, 2008).

10.37***
First Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.38***
Amendment No. 2 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.39***
Amendment No. 3 to 2009 Restatement of the Company's Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.40***
Amendment No. 4 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.41***
Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.42***	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.43***	Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.44***	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

10.45***	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.46***	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2020, 2021 and 2022, (ii) the Consolidated Balance Sheets at September 30, 2021 and 2022, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2021 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2019 to September 30, 2022, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2022.

*Filed herewith.
**Furnished herewith.
***Denotes a management contract or compensatory plan or arrangement.
****The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.