Form 10-Q
period 2022-12-31
EDGEWELL PERSONAL CARE Co
filed 2023-02-08
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Common shares, $0.01 par value - 51,417,185 shares as of January 31, 2023.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2022	2021
Net sales	$469.1	$463.3
Cost of products sold	280.1	273.4
Gross profit	189.0	189.9

Selling, general and administrative expense	95.7	96.9
Advertising and sales promotion expense	45.9	46.2
Research and development expense	13.4	12.8
Restructuring charges	2.7	2.2
Operating income	31.3	31.8
Interest expense associated with debt	19.9	17.3
Other income, net	(5.0)	(1.7)
Earnings before income taxes	16.4	16.2
Income tax provision	4.5	5.0
Net earnings	$11.9	$11.2

Earnings per share:
Basic net earnings per share	$0.23	$0.21
Diluted net earnings per share	$0.23	$0.20

Statements of Comprehensive Income:
Net earnings	$11.9	$11.2
Other comprehensive income, net of tax
Foreign currency translation adjustments	48.0	(6.9)
Pension and postretirement activity, net of tax of $(0.1) and $0.0	(0.2)	—
Deferred (loss) gain on hedging activity, net of tax of $(3.8) and $0.1	(8.2)	0.4
Total other comprehensive income (loss), net of tax	39.6	(6.5)
Total comprehensive income	$51.5	$4.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2022	September 30, 2022
Assets
Current assets
Cash and cash equivalents	$184.1	$188.7
Trade receivables, less allowance for doubtful accounts of $3.9 and $3.8	123.1	136.9
Inventories	540.2	449.3
Other current assets	160.1	167.3
Total current assets	1,007.5	942.2
Property, plant and equipment, net	348.6	345.5
Goodwill	1,332.3	1,322.2
Other intangible assets, net	996.8	996.6
Other assets	111.8	106.6
Total assets	$3,797.0	$3,713.1

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$25.2	$19.0
Accounts payable	245.0	237.3
Other current liabilities	231.1	291.7
Total current liabilities	501.3	548.0
Long-term debt	1,492.0	1,391.4
Deferred income tax liabilities	140.9	140.4
Other liabilities	176.1	173.6
Total liabilities	2,310.3	2,253.4
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 51,536,745 and 51,573,001 outstanding	0.7	0.7
Additional paid-in capital	1,577.8	1,604.3
Retained earnings	935.6	931.7
Common shares in treasury at cost, 13,715,244 and 13,678,988	(850.9)	(860.9)
Accumulated other comprehensive loss	(176.5)	(216.1)
Total shareholders’ equity	1,486.7	1,459.7
Total liabilities and shareholders’ equity	$3,797.0	$3,713.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2022	2021
Cash Flow from Operating Activities
Net earnings	$11.9	$11.2
Depreciation and amortization	22.5	21.4
Share-based compensation expense	6.5	5.5
Loss on sale of assets	0.7	0.3
Deferred compensation payments	—	(0.5)
Deferred income taxes	(0.1)	(0.1)
Other, net	(1.8)	1.7
Changes in operating assets and liabilities	(126.0)	(118.5)
Net cash used by operating activities	$(86.3)	$(79.0)

Cash Flow from Investing Activities
Capital expenditures	(11.3)	(9.4)
Acquisition of Billie, net of cash acquired	—	(308.8)
Collection of deferred purchase price on accounts receivable sold	0.4	0.8
Other, net	(0.3)	(0.3)
Proceeds from sale of Infant and Pet Care business	—	5.0
Net cash used by investing activities	$(11.2)	$(312.7)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	241.0	291.0
Cash payments on debt with original maturities greater than 90 days	(141.0)	(93.0)
Net increase in debt with original maturities of 90 days or less	5.5	1.4
Repurchase of shares	(15.0)	(24.5)
Dividends to common shareholders	(8.3)	(8.5)
Net financing inflow (outflow) from the Accounts Receivable Facility	8.8	(1.6)
Employee shares withheld for taxes	(8.1)	(9.7)
Other, net	—	0.4
Net cash from financing activities	$82.9	$155.5

Effect of exchange rate changes on cash	10.0	(3.2)

Net decrease in cash and cash equivalents	(4.6)	(239.4)
Cash and cash equivalents, beginning of period	188.7	479.2
Cash and cash equivalents, end of period	$184.1	$239.8
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$931.7	$(216.1)	$1,459.7
Net earnings	—	—	—	—	—	11.9	—	11.9
Foreign currency translation adjustments	—	—	—	—	—	—	48.0	48.0
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Deferred loss on hedging activity	—	—	—	—	—	—	(8.2)	(8.2)
Dividends declared to common shareholders	—	—	—	—	—	(8.0)	—	(8.0)
Repurchase of shares	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	0.4	25.0	(26.5)	—	—	(1.5)
Balance at December 31, 2022	65.2	$0.7	(13.7)	$(850.9)	$1,577.8	$935.6	$(176.5)	$1,486.7

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$865.7	$(136.9)	$1,584.3
Net earnings	—	—	—	—	—	11.2	—	11.2
Foreign currency translation adjustments	—	—	—	—	—	—	(6.9)	(6.9)
Pension and postretirement activity	—	—	—	—	—	—	—	—
Deferred gain on hedging activity	—	—	—	—	—	—	0.4	0.4
Dividends declared to common shareholders	—	—	—	—	—	(8.4)	—	(8.4)
Repurchase of shares	—	—	(0.5)	(24.5)	—	—	—	(24.5)
Activity under share plans	—	—	0.3	33.6	(37.4)	—	—	(3.8)
Balance at December 31, 2021	65.2	$0.7	(11.1)	$(767.2)	$1,593.7	$868.5	$(143.4)	$1,552.3

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

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 16, 2022.
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
Statement of Cash Flows Presentation
The net presentation of borrowings and repayments under the Company's U.S revolving credit facility in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2021 has been revised in order to reflect borrowings and repayments on a gross basis, resulting in $93.0 of repayments presented gross that were previously netted against borrowings. Net cash from financing activities reported in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2021 was not impacted and the Company has concluded that this correction is not material to its financial statements.

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
The following table provides the allocation of the purchase price related to the Acquisition based upon the fair value of assets and liabilities assumed:

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

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2023, the Company is continuing to take actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, we expect to incur restructuring charges of approximately $18 in fiscal 2023. The Company incurred restructuring charges as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Severance and related benefit costs	$0.9	$1.3
Consulting, project implementation and management, and other exit costs	1.9	0.9
Total restructuring	$2.8	$2.2
Pre-tax SG&A of $0.1 for the three months ended December 31, 2022, associated with certain information technology enablement expenses and compensation expenses for restructuring programs were included in Consulting, project implementation and management, and other exit costs.

The following table summarizes the restructuring activities and related accrual for the three months ended December 31, 2022:

			Utilized
	October 1, 2022	Charge to Income	Cash	Non-Cash	December 31, 2022
Severance and related benefit costs	$1.7	$0.9	$(2.2)	$—	$0.4
Consulting, project implementation and management, and other exit costs	0.8	1.9	(1.9)	—	0.8
Total restructuring	$2.5	$2.8	$(4.1)	$—	$1.2

Note 4 - Income Taxes
For the three months ended December 31, 2022, the Company had income tax expense of $4.5 on Earnings before income taxes of $16.4. The effective tax rate for the three months ended December 31, 2022 was 27.1%. The difference between the federal statutory rate and the effective rate is primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
For the three months ended December 31, 2021, the Company had income tax expense of $5.0 on Earnings before income taxes of $16.2. The effective tax rate for the three months ended December 31, 2021 was 30.9%, respectively. The difference between the federal statutory rate and the effective rate for the three months ended December 31, 2021 is primarily due to the unfavorable mix of earnings in higher tax rate jurisdictions, as well as Internal Revenue Service Code Section 162(m) permanent adjustments and the non-deductible expenses related to the Acquisition.

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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2022	2021
Basic weighted-average shares outstanding	51.6	54.4
Effect of dilutive securities:
RSE and PRSE awards	0.3	0.6
Total dilutive securities	0.3	0.6
Diluted weighted-average shares outstanding	51.9	55.0
For the three months ended December 31, 2022, the calculation of diluted weighted-average shares outstanding excludes 1.0 of share options and 0.6 of RSE and PRSE awards because the effect of including these awards was anti-dilutive. For the three months ended December 31, 2021, the calculation of diluted weighted-average shares outstanding excludes 1.2 of share options and 0.5 of RSE and PRSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2022	$1,133.5	$354.5	$205.2	$1,693.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2022	$764.5	$352.5	$205.2	$1,322.2

Changes in the three months ended December 31, 2022
Cumulative translation adjustment	8.0	1.2	0.9	10.1

Gross balance at December 31, 2022	$1,141.5	$355.7	$206.1	$1,703.3
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at December 31, 2022	$772.5	$353.7	$206.1	$1,332.3
The following table sets forth intangible assets by class:

	December 31, 2022			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$593.9	$—	$593.9	$587.1	$—	$587.1

Amortizable
Trade names and brands	$339.6	$76.4	$263.2	$339.4	$72.2	$267.2
Technology and patents	78.4	75.7	2.7	77.8	75.0	2.8
Customer related and other	269.7	132.7	137.0	267.1	127.6	139.5
Total amortizable intangible assets	$687.7	$284.8	$402.9	$684.3	$274.8	$409.5
Amortization expense was $7.7 and $6.1 for the three months ended December 31, 2022 and 2021, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2023 and for fiscal 2024, 2025, 2026, 2027 and 2028 is $23.0, $30.7, $30.6, $30.4, $30.4 and $30.3, respectively, and $227.5 thereafter.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment of value or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there was no triggering event requiring an interim impairment analysis during the three months ended December 31, 2022.

Note 7 - Supplemental Balance Sheet Information

	December 31, 2022	September 30, 2022
Inventories
Raw materials and supplies	$103.0	$80.4
Work in process	95.1	103.2
Finished products	342.1	265.7
Total inventories	$540.2	$449.3
Other Current Assets
Miscellaneous receivables	$39.3	$39.6
Inventory returns receivable	1.1	1.1
Prepaid expenses	73.6	70.2
Value added tax collectible from customers	19.4	21.3
Income taxes receivable	20.5	19.3
Other	6.2	15.8
Total other current assets	$160.1	$167.3
Property, Plant and Equipment
Land	$18.6	$18.0
Buildings	142.3	140.3
Machinery and equipment	1,086.9	1,050.0
Capitalized software costs	59.2	56.5
Construction in progress	39.4	47.0
Total gross property, plant and equipment	1,346.4	1,311.8
Accumulated depreciation and amortization	(997.8)	(966.3)
Total property, plant and equipment, net	$348.6	$345.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$40.1	$34.9
Accrued trade allowances	29.2	31.4
Accrued salaries, vacations and incentive compensation	33.2	51.1
Income taxes payable	7.2	17.4
Returns reserve	30.4	47.5
Restructuring reserve	1.2	2.5
Value added tax payable	6.7	6.5
Deferred compensation	4.7	4.5
Short term lease obligation	8.8	8.8
Customer advance payments	1.0	1.1
Dividends payable	7.7	7.8
Other	60.9	78.2
Total other current liabilities	$231.1	$291.7
Other Liabilities
Pensions and other retirement benefits	$57.8	$57.9
Deferred compensation	18.3	17.6
Long term lease obligation	41.6	41.5
Other non-current liabilities	58.4	56.6
Total other liabilities	$176.1	$173.6

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
A summary of the Company's lease information is as follows:

		December 31, 2022	September 30, 2022
Assets	Classification
Right of use assets	Other assets	$50.1	$50.1

Liabilities
Current lease liabilities	Other current liabilities	$8.8	$8.8
Long-term lease liabilities	Other liabilities	41.6	41.5
Total lease liabilities		$50.4	$50.3

Other information
Weighted-average remaining lease term (years)		10	10
Weighted-average incremental borrowing rate		6.6%	6.6%

	Three Months Ended December 31,
	2022	2021
Statement of Earnings
Lease cost (1)	$3.0	$3.5

Other information
Leased assets obtained in exchange for new lease liabilities	1.0	0.5
Cash paid for amounts included in the measurement of lease liabilities	$3.0	$3.6
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is excluded from this amount and is not considered material.
The Company's future lease payments, including reasonably assured renewal options under lease agreements, are as follows:

Lease liability repayments	December 31, 2022
Remainder of fiscal 2023	$8.4
2024	9.9
2025	9.1
2026	7.6
2027	5.8
2028 and thereafter	35.1
Total future minimum lease commitments	75.9
Less: Imputed interest	(25.5)
Present value of lease liabilities	$50.4

Note 9 - Accounts Receivable Facility
The Company participates in multiple accounts receivable purchase agreements both in the United States and Japan. These receivable agreements are between the Company and MUFG Bank, LTD, and the subsidiaries of both parties. Transfers under accounts receivable repurchase agreements are accounted for as sales of receivables, resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under accounts receivable repurchase agreements is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
As of December 31, 2022, the discount rate used to determine the purchase price for the subject receivables shall be based upon Bloomberg Short Term Bank Yield Index plus a margin applicable to the specified obligor.
Accounts receivables sold were $212.1 and $155.3 for the three months ended December 31, 2022 and 2021, respectively. The trade receivables sold that remained outstanding as of December 31, 2022 and September 30, 2022 were $85.4 and $78.7, respectively. The net proceeds received were included in both Cash used by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other income, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $0.9 and $0.2 for the three months ended December 31, 2022 and 2021, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	December 31, 2022	September 30, 2022
Senior notes, fixed interest rate of 5.500%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.125%, due 2029	500.0	500.0
U.S. revolving credit facility (1)	255.0	155.0
Total long-term debt, including current maturities	1,505.0	1,405.0
Less unamortized debt issuance costs and discount (2)	13.0	13.6
Total long-term debt	$1,492.0	$1,391.4
(1)The U.S. revolving credit facility matures in April 2025.
(2)At December 31, 2022, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $8.0 and $5.0, respectively. At September 30, 2022, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $8.3 and $5.3, respectively.
The Company had outstanding variable-rate international borrowings, recorded in Notes payable, of $25.2 and $19.0 as of December 31, 2022 and September 30, 2022, respectively.
U.S. Revolving Credit Facility
On February 6, 2023, the Company amended the senior secured revolving credit facility in an aggregate principal amount of $425 dated March 28, 2020. The amendment transitions the credit agreement from using the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as many LIBOR periods will no longer be quoted after June 2023. The Company does not expect this change to have a material change on interest expense.

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

The Company’s net periodic pension and postretirement (income) costs for these plans were as follows:

	Three Months Ended December 31,
	2022	2021
Service cost	$0.5	$1.0
Interest cost	5.2	2.6
Expected return on plan assets	(5.4)	(5.3)
Recognized net actuarial loss	0.4	1.5
Net periodic cost (income)	$0.7	$(0.2)
The service cost component of the net periodic cost (income) associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost (income) is recorded to Other income, net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.

Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.4 shares of its common stock for $15.0 during the three months ended December 31, 2022. There are 6.1 shares of common stock available for repurchase in the future under the Board’s authorization as of December 31, 2022. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
Dividends declared during the three months ended December 31, 2022 totaled $8.0. Payments made for dividends during the three months ended December 31, 2022 totaled $8.3.
On November 3, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the fourth fiscal quarter. The dividend was paid on January 4, 2023 to shareholders of record as of the close of business on November 29, 2022.
On February 3, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter. The dividend will be payable on April 5, 2023 to stockholders of record as of the close of business on March 8, 2023.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2022	$(131.2)	$(92.6)	$7.7	$(216.1)
OCI before reclassifications (1)	48.0	(0.5)	(4.8)	42.7
Reclassifications to earnings	—	0.3	(3.4)	(3.1)
Balance at December 31, 2022	$(83.2)	$(92.8)	$(0.5)	$(176.5)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2021	$(41.8)	$(97.3)	$2.2	$(136.9)
OCI before reclassifications (1)	(6.9)	(1.1)	1.2	(6.8)
Reclassifications to earnings	—	1.1	(0.8)	0.3
Balance at December 31, 2021	$(48.7)	$(97.3)	$2.6	$(143.4)

(1)OCI is defined as other comprehensive income (loss).
The following table presents the reclassifications out of AOCI:

	Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2022	2021
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$5.0	$1.3	Other income, net
	1.6	0.5	Income tax provision
	3.4	0.8
Amortization of defined benefit pension and postretirement items
Actuarial losses	$(0.4)	$(1.5)	(1)
	(0.1)	(0.4)	Income tax provision
	(0.3)	(1.1)

Total reclassifications for the period	$3.1	$(0.3)
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place at December 31, 2022 and September 30, 2022, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
At December 31, 2022, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax losses of $0.7 and gains of $11.3 at December 31, 2022 and September 30, 2022, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2022 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at December 31, 2022 is expected to be included in Other income, net. Contract maturities for these hedges extend into fiscal 2023. At December 31, 2022, there were 64 open foreign currency contracts with a total notional value of $105.4.

Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three months ended December 31, 2022 and 2021, resulted in a loss of $2.7 and a gain of $1.1, respectively, and was recorded in Other income, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. At December 31, 2022, there were seven open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $65.9.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (1)
	December 31, 2022	September 30, 2022
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(0.7)	$11.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(2.7)	$2.0
(1)All derivative assets are presented in Other current assets or Other assets.
The following table provides the amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2022	2021
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$(7.1)	$1.8
Gain reclassified from AOCI into income (1) (2)	4.9	1.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$(2.7)	$1.1
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other income, net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	At December 31, 2022		At September 30, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$2.0	$(5.7)	$13.4	$(0.5)
Gross amounts offset in the balance sheet	(0.1)	0.4	—	0.4
Net amounts of assets (liabilities) presented in the balance sheet	$1.9	$(5.3)	$13.4	$(0.1)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2022	September 30, 2022
Liabilities at estimated fair value:
Deferred compensation	$(22.6)	$(21.8)
Derivatives - foreign currency contracts	(3.4)	13.3
Net liabilities at estimated fair value	$(26.0)	$(8.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At December 31, 2022 and September 30, 2022, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At December 31, 2022 and September 30, 2022, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities at December 31, 2022 and September 30, 2022, respectively.
At December 31, 2022 and September 30, 2022, the fair market value of fixed rate long-term debt was $1,001.0 and $945.9, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the U.S. revolving credit facility due 2025 between the Company and Bank of America, N.A., as administrative agent, and lenders parties thereto (“Revolving Credit Facility”), has been determined based on Level 2 inputs.
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

Note 15 - Segment Data
For an overview of the Company’s segments, refer to Note 1 to Notes to Condensed Consolidated Financial Statements. Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, restructuring charges and certain costs deemed non-recurring in nature, including acquisition and integration costs, Sun Care reformulation costs, value-added tax settlement costs and the amortization of intangible assets. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance.
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments.

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2022	2021
Net Sales
Wet Shave	$275.3	$286.1
Sun and Skin Care	112.9	104.8
Feminine Care	80.9	72.4
Total net sales	$469.1	$463.3

Segment Profit
Wet Shave	$35.4	$51.5
Sun and Skin Care	13.1	3.7
Feminine Care	11.8	8.4
Total segment profit	60.3	63.6
General corporate and other expenses	(15.9)	(10.8)
Restructuring and related costs	(2.8)	(2.2)
Acquisition and integration costs (1)	(2.1)	(6.0)
Sun Care reformulation costs (2)	(0.5)	(3.3)
VAT settlement costs (3)	—	(3.4)
Amortization of intangibles	(7.7)	(6.1)
Interest and other expense, net	(14.9)	(15.6)
Total earnings before income taxes	$16.4	$16.2
(1)Includes pre-tax SG&A of $2.1 and $5.7 for the three months ended December 31, 2022 and 2021, respectively, for the Billie acquisition. Additionally, includes Cost of products sold of $0.3 related to the valuation of acquired inventory for the Billie acquisition for the three months ended December 31, 2021.
(2)Includes pre-tax R&D of $0.5 for the three months ended December 31, 2022 and pre-tax COGS of $3.3 for the three months ended December 31, 2021, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(3)Includes pre-tax SG&A of $3.4 for the three months ended December 31, 2021 related to the estimated settlement of prior years’ value-added tax audits in Germany.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2022	2021
Net Sales to Customers
United States	$271.8	$262.5
International	197.3	200.8
Total net sales	$469.1	$463.3

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2022	2021
Razors and blades	$247.0	$255.7
Tampons, pads, and liners	80.9	72.4
Sun care products	47.8	40.2
Grooming products	47.3	46.3
Wipes and other skin care	17.8	18.3
Shaving gels and creams	28.3	30.4
Total net sales	$469.1	$463.3

Note 16 - Subsequent Event
The Company initiated the wind-up of Canada's Defined Benefit Pension in June 2021. On January 25, 2023, the Company received approval by the Financial Services Regulatory Authority of Ontario (“FSRA”) to wind-up the Company’s Canada Defined Benefit Plan. As a result of the termination and settlement of the Canada Defined Benefit Plan, the Company will recognize previously recorded accumulated other comprehensive loss and write off the pension assets of the Canada Defined Benefit Pension Plan. This will result in a non-cash settlement expense of approximately $8.0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 16, 2022 (the “2022 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2022 Annual Report.
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses (the “Company”). Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of Edgewell Personal Care Company or any of our businesses, and the integration of the Billie, Inc. (“Billie”) acquisition and expected benefits from this transaction, including growth opportunities and cost savings. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2022 Annual Report.
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
The following provides additional detail on our non-GAAP measures:
•We analyze net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency translation and the impact of the Billie acquisition.
◦Organic net sales will be unfavorably impacted in October and November of fiscal 2023 by the Billie acquisition as sales that were previously reported as third party sales to Billie are now included as inter-company sales.
◦Segment profit will be impacted by fluctuations in translation and transactional foreign currency. The impact of currency was applied to segments using management’s best estimate.

•Additionally, we utilize “adjusted” non-GAAP measures including gross profit, SG&A, operating income, income taxes, net earnings, and diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, Sun Care reformulation charges, and other non-standard items.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information contained or incorporated by reference herein, concerning our industry on our general knowledge and expectations. Our market position, market share, and industry market size are estimates based on internal and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that industry, market size, market position and market share data within our industry provides general guidance but is inherently imprecise and has not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A. Risk Factors in Part I of our 2022 Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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
We have implemented additional health and safety measures at all of our manufacturing and office locations to ensure the health and wellbeing of our employees. To date, we have not experienced any material operational disruptions across our manufacturing or distribution facilities.
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

Significant Events
Acquisitions
On November 29, 2021, the Company completed the acquisition of Billie, a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women, for a purchase price of $309.4, net of cash acquired. We purchased Billie utilizing a combination of cash on hand and drawing on our U.S. revolving credit facility due 2025 between the Company and Bank of America, N.A., as administrative agent, and lenders parties thereto (“Revolving Credit Facility”). As a result, Billie became a wholly owned subsidiary of the Company. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion.

Executive Summary
The following is a summary of key results for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring and related costs, acquisition and integration costs, Sun Care reformulation costs, and other non-standard items, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

First Quarter of Fiscal 2023
•Net sales in the first quarter of fiscal 2023 increased 1.3% to $469.1. Organic net sales increased 3.0% compared to the prior year quarter, with strong Sun Care and Women’s Shave performance in International markets, and Men’s Shave and Feminine Care in North America.
•Net earnings in the first quarter of fiscal 2023 were $11.9 compared to $11.2 in the prior year quarter. On an adjusted basis, net earnings for the first quarter of fiscal 2023 were $16.0 compared to $23.2 in the prior year quarter. Adjusted earnings declined compared to the prior year quarter despite higher net sales, due to lower gross margins from inflationary pressures and foreign currency, and higher SG&A and interest costs.
•Net earnings per diluted share during the first quarter of fiscal 2023 were $0.23 compared to $0.20 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the first quarter of fiscal 2023 were $0.31 compared to $0.42 in the prior year quarter.

	Three Months Ended December 31, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$189.0	$95.7	$31.3	$16.4	$4.5	$11.9	$0.23
Restructuring and related costs	—	0.1	2.8	2.8	0.7	2.1	0.04
Acquisition and integration costs	—	2.1	2.1	2.1	0.5	1.6	0.03
Sun Care reformulation costs	—	—	0.5	0.5	0.1	0.4	0.01
Total Adjusted Non-GAAP	$189.0	$93.5	$36.7	$21.8	$5.8	$16.0	$0.31

GAAP as a percent of net sales	40.3%	20.4%	6.7%	GAAP effective tax rate		27.1%
Adjusted as a percent of net sales	40.3%	19.9%	7.8%	Adjusted effective tax rate		26.4%

	Three Months Ended December 31, 2021
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$189.9	$96.9	$31.8	$16.2	$5.0	$11.2	$0.20
Restructuring and related costs	—	—	2.2	2.2	0.5	1.7	0.03
Acquisition and integration costs	0.3	5.7	6.0	6.0	0.3	5.7	0.11
Sun Care reformulation costs	3.3	—	3.3	3.3	1.0	2.3	0.04
VAT settlement costs	—	3.4	3.4	3.4	1.1	2.3	0.04
Total Adjusted Non-GAAP	$193.5	$87.8	$46.7	$31.1	$7.9	$23.2	$0.42

GAAP as a percent of net sales	41.0%	20.9%	6.9%	GAAP effective tax rate		30.9%
Adjusted as a percent of net sales	41.8%	19.0%	10.1%	Adjusted effective tax rate		25.3%
(1)EBIT is defined as Earnings before Income taxes.

Operating Results
The following table presents changes in net sales for the first quarter fiscal of 2023, as compared to the corresponding period in fiscal 2022, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Period Ended December 31, 2022
	Q1	% Chg
Net sales - fiscal 2022	$463.3
Organic	14.0	3.0%
Impact of Billie acquisition, net	12.0	2.6%
Impact of currency	(20.2)	(4.3)%
Net sales - fiscal 2023	$469.1	1.3%
For the first quarter of fiscal 2023, net sales were $469.1, an increase of 1.3%, including a $12.0 or 2.6% net impact from the acquisition of Billie and a $20.2 or 4.3% negative impact from currency movements. Organic net sales increased 3.0%, with 5.8% growth in International markets driven by Sun Care and Women’s Shave, and 1.2% growth in North America markets driven by Men’s Shave and Feminine Care. Overall, net sales growth increased 4.5% from higher pricing.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $189.0 during the first quarter of fiscal 2023, including a $14.4 unfavorable impact from currency, compared to $189.9 in the prior year quarter. Gross margin as a percent of net sales for the first quarter of fiscal 2023 was 40.3% compared to 41.0% in the prior year quarter. Adjusted gross margin decreased 150-basis points as a 500-basis point impact from higher commodity and transportation related costs, was offset by 240-basis points of productivity savings and 250-basis points benefit from higher pricing and promotion management.
Selling, General and Administrative Expense
SG&A was $95.7 in the first quarter of fiscal 2023, or 20.4% of net sales, compared to $96.9 in the prior year quarter, or 20.9% of net sales. Adjusted SG&A as a percent of net sales was 19.9%, an increase of 90-basis points, as improved leverage, the benefits of operating efficiency programs and favorable currency was more than offset by the impact of the Billie acquisition, including amortization, and higher compensation expense.
Advertising and Sales Promotion Expense
For the first quarter of fiscal 2023, advertising and promotion (“A&P”) was $45.9, down $0.3 compared to the prior year quarter of $46.2. A&P as a percent of net sales was 9.8%, as compared to 10.0% in the prior year quarter. Excluding the favorable impact of currency translation, A&P would have increased $1.7 and 0.2% as a percent of net sales as compared to the prior year.
Research and Development Expense
Research and development expense (“R&D”) for the first quarter of fiscal 2023 was $13.4, compared to $12.8 in the prior year quarter. As a percent of net sales, R&D was 2.9% in the first quarter of fiscal 2023 compared to 2.8% in the prior year quarter.
Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2023 was $19.9, compared to $17.3 in the prior year quarter. The increase in interest expense was the result of higher interest rates and a higher overall debt balance on the Company’s Revolving Credit Facility.
Other income, net
Other income, net was income of $5.0 in the first quarter of fiscal 2022, compared to $1.7 in the prior year quarter. The increase in income was primarily driven by $5.3 in favorable foreign currency hedge settlements, partially offset by $1.8 in higher pension expense.
Income Tax Provision
The effective tax rate for the first three months of fiscal 2023 was 27.1%, compared to 30.9% in the prior year period. The fiscal 2022 effective tax rate reflects the unfavorable impact related to the Acquisition. On an adjusted basis, the effective tax rate was 26.4% and 25.3% for the first quarter of fiscal 2023 and fiscal 2022, respectively.

Operating Model Redesign
In fiscal 2023, the Company is continuing to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency. As a result of these actions, we expect to incur charges of approximately $18. We incurred $2.8 during the first quarter of fiscal 2023, primarily related to employee severance and benefit costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2023, compared to the corresponding period in fiscal 2022, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended December 31, 2022
	Q1	% Chg
Net sales - fiscal 2022	$286.1
Organic	(5.3)	(1.9)%
Impact of Billie acquisition, net	11.6	4.1%
Impact of currency	(17.1)	(6.0)%
Net sales - fiscal 2023	$275.3	(3.8)%
Wet Shave net sales for the first quarter of fiscal 2023 decreased $10.8 or 3.8%. Organic net sales decreased $5.3, or 1.9%, primarily driven by unit declines. Organic net sales in International markets decreased 0.7%, as growth in Europe and Latin America was more than offset by declines in Japan, which cycled last year’s Men’s Hydro brand re-launch. North America organic net sales decreased 3.2%, as growth in Men’s Systems, Disposables and Shave Preps, was more than offset by lower Women’s Systems sales.

Segment Profit - Wet Shave
Period Ended December 31, 2022
	Q1	% Chg
Segment profit - fiscal 2022	$51.5
Organic	(8.2)	(15.9)%
Impact of currency	(7.9)	(15.4)%
Segment profit - fiscal 2023	$35.4	(31.3)%
Wet Shave segment profit for the first quarter of fiscal 2023 was $35.4, down $16.1, or 31.3%. The decline in segment profit was reflective of lower organic net sales, higher cost of goods sold, negative impact of foreign currency and increased brand investment.

Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended December 31, 2022
	Q1	% Chg
Net sales - fiscal 2022	$104.8
Organic	10.6	10.1%
Impact of Billie acquisition, net	0.4	0.4%
Impact of currency	(2.9)	(2.8)%
Net sales - fiscal 2023	$112.9	7.7%
Sun and Skin Care net sales for the first quarter of fiscal 2023 increased 7.7%. Organic net sales increased $10.6, or 10.1% primarily driven by 68% Sun Care growth in International markets, led by Oceania and Latin America. North America Sun Care organic net sales decreased 6.5%. Additionally, Grooming organic net sales increased 4.3% and Wet Ones organic net sales decreased 2.5%.

Segment Profit - Sun and Skin Care
Period Ended December 31, 2022
	Q1	% Chg
Segment profit - fiscal 2022	$3.7
Organic	10.0	270.3%
Impact of currency	(0.6)	(16.2)%
Segment profit - fiscal 2023	$13.1	254.1%
Segment profit for the first quarter of fiscal 2023 was $13.1, an increase of $9.4. The increase in segment profit was driven largely by higher sales and stronger gross profit, in part as a result of increased pricing.
Feminine Care

Net Sales - Feminine Care
Period Ended December 31, 2022
	Q1	% Chg
Net sales - fiscal 2022	$72.4
Organic	8.7	12.0%
Impact of currency	(0.2)	(0.3)%
Net sales - fiscal 2023	$80.9	11.7%
Feminine Care net sales for the first quarter of fiscal 2023 increased $8.5, or 11.7%. The increase in net sales was driven by higher pricing and improved product availability.

Segment Profit - Feminine Care
Period Ended December 31, 2022
	Q1	%Chg
Segment profit - fiscal 2022	$8.4
Organic	3.8	45.3%
Impact of currency	(0.4)	(4.8)%
Segment profit - fiscal 2023	$11.8	40.5%
Feminine Care segment profit for the first quarter of fiscal 2023 was $11.8, an increase of $3.4, or 40.5%, largely driven by higher sales and gross profit which was partially offset by increased A&P support.

General Corporate and Other Expenses

	Quarter Ended December 31,
	2022	2021
Corporate expenses	$15.9	$10.8
Restructuring and related costs	2.8	2.2
Acquisition and integration costs	2.1	6.0
Sun Care reformulation costs	0.5	3.3
Value-added tax settlement costs	—	3.4
General corporate and other expenses	$21.3	$25.7
% of net sales	4.5%	5.5%
For the first quarter of fiscal 2023, corporate expenses were $15.9, or 3.4% of net sales, compared to $10.8, or 2.3% of net sales. For the first quarter of fiscal 2023, the increase in corporate expense was primarily due to higher benefit and legal costs.

Liquidity and Capital Resources
At December 31, 2022, a portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,530.2 at December 31, 2022, including $280.2 tied to variable interest rates. Our total borrowings at September 30, 2022 were $1,424.0. We had outstanding borrowings of $255.0 under the Revolving Credit Facility at December 31, 2022. Taking into account outstanding letters of credit of $5.9, as of December 31, 2022, $164.1 was available under the Revolving Credit Facility. We had outstanding international borrowings, recorded in Notes payable, of $25.2 and $19.0 as of December 31, 2022 and September 30, 2022, respectively.
On February 6, 2023, we amended our Revolving Credit Facility to transition from using the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as LIBOR will no longer be available December 31, 2024.
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
To date, the COVID-19 pandemic has not had a significant impact on our liquidity or capital resources. However, the COVID-19 pandemic has led to disruption and volatility in the global capital markets which could impact our capital resources and liquidity in the future. For further information, please refer to Item 1A. Risk Factors in Part I of our 2022 Annual Report.
Short-term financing needs primarily consist of working capital requirements and interest payments on our long-term debt. Long-term financing needs will depend largely on potential growth opportunities, including acquisition activity and repayment or refinancing of our long-term debt obligations. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt, and raise equity under terms that are favorable to us. We may, from time-to-time, seek to repurchase shares of our common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
As of December 31, 2022, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2022	2021
Net cash from (used by):
Operating activities	$(86.3)	$(79.0)
Investing activities	(11.2)	(312.7)
Financing activities	82.9	155.5
Effect of exchange rate changes on cash	10.0	(3.2)
Net (decrease) increase in cash and cash equivalents	$(4.6)	$(239.4)
Operating Activities
Cash flow used by operating activities was $86.3 during the first three months of fiscal 2023, compared to $79.0 during the prior year period. The decrease in cash flows versus the same period in the prior year was driven by a larger net working capital build.
Investing Activities
Cash flow used by investing activities was $11.2 during the first three months of fiscal 2023, compared to $312.7 used during the prior year period. Capital expenditures were $11.3 during the first three months of fiscal 2023, compared to $9.4 in the prior year period. We completed the acquisition of Billie for $308.8, net of cash acquired, in the prior year period. Additionally, we collected $5.0 of proceeds from the sale of the Infant and Pet Care business in the prior year period.
Financing Activities
Net cash from financing activities was $82.9 during the first three months of fiscal 2023, compared to $155.5 in the prior year period. During the first three months of fiscal 2023, we had net borrowings of $100.0 under our Revolving Credit Facility, compared to $198.0 in the prior year period. We repurchased $15.0 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”) compared to $24.5 in the prior year period. Dividend payments totaled $8.3 in the first three months of fiscal 2023, compared to $8.5 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $8.1 in the first three months of fiscal 2023, compared to $9.7 in the prior year period.

Share Repurchases
During the first three months of fiscal 2023, we repurchased 0.4 shares of our common stock for $15.0. We have 6.1 shares remaining under the Repurchase Plan as of December 31, 2022. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
On November 3, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the fourth fiscal quarter. The dividend was paid on January 4, 2023 to shareholders of record as of the close of business on November 29, 2022.
On February 3, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter. The dividend will be payable on April 5, 2023 to stockholders of record as of the close of business on March 8, 2023.
Dividends declared during the three months ended December 31, 2022 totaled $8.0. Payments made for dividends during the three months ended December 31, 2022 totaled $8.3.

Commitments and Contingencies
Contractual Obligations
At December 31, 2022, we had outstanding borrowings of $255.0 under the Revolving Credit Facility. As of December 31, 2022, future minimum repayments of debt were: $255.0 in fiscal 2025, $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2022 Annual Report.

Critical Accounting Policies
Our critical accounting policies and estimates are fully described in our 2022 Annual Report. The preparation of these financial statements requires us to make estimates and assumptions. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. There have been no significant changes to our critical accounting policies and estimates since September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of December 31, 2022, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of December 31, 2022, our outstanding variable-rate debt included $280.2 related to our Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $2.8.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2022 Annual Report.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2022	129,549	$38.56	129,549	6,346,481
November 1 to 30, 2022	307,919	39.96	124,553	6,221,928
December 1 to 31, 2022	141,907	40.65	124,199	6,097,729
(1)201,074 shares purchased during the first quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the first quarter of fiscal 2023, we repurchased 378,301 shares under this authorization.
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

10.5
Amendment No. 1 to Credit Agreement, dated as of February 6, 2023 (this “Amendment”), among Edgewell Personal Care Company, a Missouri corporation (the “Borrower”), each of the Guarantors party hereto, Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), and each Issuing Bank and Lender party hereto.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three ended December 31,2022 and 2021, (ii) the Condensed Consolidated Balance Sheets at December 31, 2022 and September 30, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
*Filed herewith.
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer
(principal financial officer)

Date:	February 8, 2023