Form 10-Q
period 2023-03-31
EDGEWELL PERSONAL CARE Co
filed 2023-05-09
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Common shares, $0.01 par value - 51,173,405 shares as of April 30, 2023.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net sales	$598.4	$547.7	$1,067.5	$1,011.0
Cost of products sold	356.7	317.6	636.8	591.0
Gross profit	241.7	230.1	430.7	420.0

Selling, general and administrative expense	105.2	101.3	200.9	198.2
Advertising and sales promotion expense	62.9	69.9	108.8	116.1
Research and development expense	14.4	13.7	27.8	26.5
Restructuring charges	3.0	3.5	5.7	5.7
Operating income	56.2	41.7	87.5	73.5
Interest expense associated with debt	20.7	18.0	40.6	35.3
Other expense (income), net	9.5	(3.4)	4.5	(5.1)
Earnings before income taxes	26.0	27.1	42.4	43.3
Income tax provision	7.0	3.9	11.5	8.9
Net earnings	$19.0	$23.2	$30.9	$34.4

Earnings per share:
Basic net earnings per share	$0.37	$0.43	$0.60	$0.64
Diluted net earnings per share	$0.37	$0.43	$0.60	$0.63

Statements of Comprehensive Income:
Net earnings	$19.0	$23.2	$30.9	$34.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12.1	(9.0)	60.1	(15.9)
Pension and postretirement activity, net of tax of $1.6, $0.2, $1.5, and $0.3	4.5	0.1	4.3	0.1
Deferred gain (loss) on hedging activity, net of tax (benefit) of $0.1, $0.5, $(3.7), and $0.6	0.2	1.0	(8.0)	1.4
Total other comprehensive income (loss), net of tax	16.8	(7.9)	56.4	(14.4)
Total comprehensive income	$35.8	$15.3	$87.3	$20.0

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2023	September 30, 2022
Assets
Current assets
Cash and cash equivalents	$155.2	$188.7
Trade receivables, less allowance for doubtful accounts of $5.5 and $3.8	160.8	136.9
Inventories	540.5	449.3
Other current assets	152.7	167.3
Total current assets	1,009.2	942.2
Property, plant and equipment, net	342.3	345.5
Goodwill	1,333.6	1,322.2
Other intangible assets, net	990.1	996.6
Other assets	123.4	106.6
Total assets	$3,798.6	$3,713.1

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$21.5	$19.0
Accounts payable	245.1	237.3
Other current liabilities	302.4	291.7
Total current liabilities	569.0	548.0
Long-term debt	1,413.6	1,391.4
Deferred income tax liabilities	141.6	140.4
Other liabilities	167.4	173.6
Total liabilities	2,291.6	2,253.4
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 51,215,845 and 51,573,001 outstanding	0.7	0.7
Additional paid-in capital	1,583.2	1,604.3
Retained earnings	946.4	931.7
Common shares in treasury at cost, 14,036,144 and 13,678,988	(863.6)	(860.9)
Accumulated other comprehensive loss	(159.7)	(216.1)
Total shareholders’ equity	1,507.0	1,459.7
Total liabilities and shareholders’ equity	$3,798.6	$3,713.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2023	2022
Cash Flow from Operating Activities
Net earnings	$30.9	$34.4
Depreciation and amortization	45.6	44.6
Share-based compensation expense	13.3	12.2
Loss on sale of assets	1.0	0.4
Defined benefit settlement loss	7.2	—
Deferred compensation payments	(4.7)	(7.1)
Deferred income taxes	(0.9)	(10.5)
Other, net	(19.4)	(0.9)
Changes in operating assets and liabilities	(71.1)	(113.0)
Net cash from (used by) operating activities	$1.9	$(39.9)

Cash Flow from Investing Activities
Capital expenditures	(18.8)	(25.0)
Acquisition of Billie, net of cash acquired	—	(309.4)
Collection of deferred purchase price on accounts receivable sold	0.8	4.7
Proceeds from sale of Infant and Pet Care business	—	5.0
Other, net	(2.0)	(1.0)
Net cash used by investing activities	$(20.0)	$(325.7)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	413.0	399.0
Cash payments on debt with original maturities greater than 90 days	(392.0)	(220.0)
(Payments) proceeds of debt with original maturities of 90 days or less	(1.4)	0.7
Repurchase of shares	(30.0)	(75.4)
Dividends to common shareholders	(16.1)	(16.7)
Net financing inflow (outflow) from the Accounts Receivable Facility	4.8	(0.2)
Employee shares withheld for taxes	(8.1)	(9.7)
Other, net	0.8	0.6
Net cash (used by) from financing activities	$(29.0)	$78.3

Effect of exchange rate changes on cash	13.6	(3.8)

Net decrease in cash and cash equivalents	(33.5)	(291.1)
Cash and cash equivalents, beginning of period	188.7	479.2
Cash and cash equivalents, end of period	$155.2	$188.1
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$931.7	$(216.1)	$1,459.7
Net earnings	—	—	—	—	—	11.9	—	11.9
Foreign currency translation adjustments	—	—	—	—	—	—	48.0	48.0
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Deferred loss on hedging activity	—	—	—	—	—	—	(8.2)	(8.2)
Dividends declared to common shareholders	—	—	—	—	—	(8.0)	—	(8.0)
Repurchase of shares	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	0.4	25.0	(26.5)	—	—	(1.5)
Balance as of December 31, 2022	65.2	$0.7	(13.7)	$(850.9)	$1,577.8	$935.6	$(176.5)	$1,486.7
Net earnings	—	—	—	—	—	19.0	—	19.0
Foreign currency translation adjustments	—	—	—	—	—	—	12.1	12.1
Pension and postretirement activity	—	—	—	—	—	—	4.5	4.5
Deferred gain on hedging activity	—	—	—	—	—	—	0.2	0.2
Dividends declared to common shareholders	—	—	—	—	—	(8.2)	—	(8.2)
Repurchase of shares	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	—	2.3	5.4	—	—	7.7
Balance as of March 31, 2023	65.2	$0.7	(14.1)	$(863.6)	$1,583.2	$946.4	$(159.7)	$1,507.0

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$865.7	$(136.9)	$1,584.3
Net earnings	—	—	—	—	—	11.2	—	11.2
Foreign currency translation adjustments	—	—	—	—	—	—	(6.9)	(6.9)
Deferred gain on hedging activity	—	—	—	—	—	—	0.4	0.4
Dividends declared to common shareholders	—	—	—	—	—	(8.4)	—	(8.4)
Repurchase of shares	—	—	(0.5)	(24.5)	—	—	—	(24.5)
Activity under share plans	—	—	0.3	33.6	(37.4)	—	—	(3.8)
Balance as of December 31, 2021	65.2	$0.7	(11.1)	$(767.2)	$1,593.7	$868.5	$(143.4)	$1,552.3
Net earnings	—	—	—	—	—	23.2	—	23.2
Foreign currency translation adjustments	—	—	—	—	—	—	(9.0)	(9.0)
Pension and postretirement activity	—	—	—	—	—	—	0.1	0.1
Deferred gain on hedging activity	—	—	—	—	—	—	1.0	1.0
Dividends declared to common shareholders	—	—	—	—	—	(8.2)	—	(8.2)
Repurchase of shares	—	—	(1.4)	(50.9)	—	—	—	(50.9)
Activity under share plans	—	—	0.1	3.5	3.5	—	—	7.0
Balance as of March 31, 2022	65.2	$0.7	(12.4)	$(814.6)	$1,597.2	$883.5	$(151.3)	$1,515.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, “Edgewell” or the “Company”) is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, and feminine care categories. With operations in over 20 countries and with products widely available in more than 50 countries.
The Company conducts its business in the following three segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Billie®, Shave Guard and Personna® brands, as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s grooming products, Billie women’s grooming products and Wet Ones® products.
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
Acquisition of Billie, Inc. On November 29, 2021 (“the Acquisition Date”), the Company completed the acquisition of Billie, Inc. (“Billie”) (the “Acquisition”), a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women. The results of Billie for the post-acquisition period are included within the Company’s results since the acquisition date. For more information on the Acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company is assessing the impact, if any, of this guidance on its Consolidated Financial Statements.

Note 2 - Business Combinations
Billie Inc.
The Company completed the Acquisition for cash consideration of $309.4, net of cash acquired. As a result of the Acquisition, Billie became a wholly owned subsidiary of the Company. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill, other intangible assets and deferred taxes, requires significant judgement. The Company has calculated fair values of the assets and liabilities acquired from Billie, including goodwill, intangible assets and working capital. The Company completed the final fair value determination of the Acquisition in the fourth quarter of fiscal year 2022.
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
The following table provides the allocation of the purchase price related to the Acquisition based upon the fair value of assets and liabilities assumed:

Current assets	$17.0
Goodwill	181.2
Intangible assets	136.0
Other assets, including property, plant and equipment, net	3.2
Current liabilities	(6.9)
Deferred tax liabilities	(21.1)
Cash consideration, net of cash acquired	$309.4
The acquired goodwill represented the value of expansion into new categories, markets and channels of trade and is not deductible for tax purposes. The intangible assets acquired consisted primarily of the Billie trade name and customer relationships with a weighted average useful life of 19 years. All assets are included in the Company’s Wet Shave segment.
The following summarizes the company's unaudited pro forma consolidated results of operations for the three and six months ended March 31, 2022, as though the Acquisition occurred on October 1, 2020. The three and six months ended March 31, 2023 include results of Billie over the full periods presented.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Pro forma net sales	$547.7	$1,021.0
Pro forma net earnings	23.9	38.7

The unaudited pro forma consolidated results of operations were adjusted by pre-tax amortization expense of $1.3 for the six months ended March 31, 2022. Additionally, pro forma earnings for the three and six months ended March 31, 2022 exclude $1.1 and $7.1 of pre-tax acquisition costs, respectively, as these costs would have been incurred in the prior year. The pro forma earnings were also adjusted to reflect the capital structure as of the Acquisition Date, and all pro forma adjustments have been included with related tax effects. The unaudited pro forma consolidated results of operations is not necessarily indicative of the results obtained had the Acquisition occurred on October 1, 2020, or of those results that may be obtained in the future. Amounts do not reflect any anticipated cost savings or cross-selling opportunities expected to result from the Acquisition.

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2023, the Company is continuing to take actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring charges of approximately $19 in fiscal 2023. The Company incurred restructuring charges as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Severance and related benefit costs	$1.9	$1.7	$2.8	$3.0
Asset write-off and accelerated depreciation	0.2	0.1	0.2	0.1
Consulting, project implementation and management, and other exit costs	1.1	1.9	3.0	2.8
Total restructuring (1)(2)	$3.2	$3.7	$6.0	$5.9
(1)Restructuring costs of $0.2 are included within Cost of products sold for both the three and six months ended March 31, 2023.
(2)Restructuring costs of $0.1 are included within Selling, general and administrative expense (“SG&A”) for the six months ended March 31, 2023, and $0.2 for both the three and six months ended March 31, 2022.
The following table summarizes the restructuring activities and related accrual for the six months ended March 31, 2023:

			Utilized
	October 1, 2022	Charge to Income	Cash	March 31, 2023
Severance and related benefit costs	$1.7	$2.8	$(2.9)	$1.6
Asset write-off and accelerated depreciation	—	0.2	(0.2)	—
Consulting, project implementation and management, and other exit costs	0.8	3.0	(3.7)	0.1
Total restructuring activities and related accrual	$2.5	$6.0	$(6.8)	$1.7

Note 4 - Income Taxes
For the three and six months ended March 31, 2023, the Company had income tax expense of $7.0 and $11.5, respectively, on Earnings before income taxes of $26.0 and $42.4, respectively. The effective tax rate for the three and six months ended March 31, 2023 was 26.9% and 27.0%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
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

Note 5 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options, restricted share equivalent (“RSE”) and performance restricted share equivalent (“PRSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Basic weighted-average shares outstanding	51.4	53.6	51.5	54.0
Effect of dilutive securities:
Options, RSE and PRSE awards	0.6	0.7	0.5	0.6
Total dilutive securities	0.6	0.7	0.5	0.6
Diluted weighted-average shares outstanding	52.0	54.3	52.0	54.6
For the three and six months ended March 31, 2023, the calculation of diluted weighted-average shares outstanding excludes 0.8 and 1.0, respectively, of share options and nil and 0.2, respectively, of RSE and PRSE awards because the effect of including these awards was anti-dilutive. For the three and six months ended March 31, 2022, the calculation of diluted weighted-average shares outstanding excludes 1.2 of share options for both periods and 0.1 and 0.4, respectively, of RSE and PRSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of October 1, 2022	$1,133.5	$354.5	$205.2	$1,693.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of October 1, 2022	$764.5	$352.5	$205.2	$1,322.2

Changes in the six months ended March 31, 2023
Cumulative translation adjustment	9.0	1.5	0.9	11.4

Gross balance as of March 31, 2023	$1,142.5	$356.0	$206.1	$1,704.6
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of March 31, 2023	$773.5	$354.0	$206.1	$1,333.6
The following table sets forth intangible assets by class:

	March 31, 2023			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$594.6	$—	$594.6	$587.1	$—	$587.1

Amortizable
Trade names and brands	$339.7	$80.4	$259.3	$339.4	$72.2	$267.2
Technology and patents	78.5	76.0	2.5	77.8	75.0	2.8
Customer related and other	268.1	134.4	133.7	267.1	127.5	139.6
Amortizable intangible assets	686.3	290.8	395.5	684.3	274.7	409.5
Total intangible assets	$1,280.9	$290.8	$990.1	$1,271.4	$274.7	$996.6

Amortization expense was $7.7 and $15.4 for the three and six months ended March 31, 2023, respectively, and $7.9 and $14.0 for the three and six months ended March 31, 2022, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2023 and for fiscal 2024, 2025, 2026, 2027 and 2028 is $15.4, $30.7, $30.7, $30.5, $30.4 and $30.3, respectively, and $227.5 thereafter.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there was no triggering event requiring an interim impairment analysis during the six months ended March 31, 2023.

Note 7 - Supplemental Balance Sheet Information

	March 31, 2023	September 30, 2022
Inventories
Raw materials and supplies	$95.3	$80.4
Work in process	99.1	103.2
Finished products	346.1	265.7
Total inventories	$540.5	$449.3
Other Current Assets
Prepaid expenses	75.1	70.2
Value added tax receivables	42.4	52.7
Income taxes receivable	20.0	19.3
Other	15.2	25.1
Total other current assets	$152.7	$167.3
Property, Plant and Equipment
Land	$18.7	$18.0
Buildings	143.3	140.3
Machinery and equipment	1,093.5	1,050.0
Capitalized software costs	59.5	56.5
Construction in progress	38.9	47.0
Total gross property, plant and equipment	1,353.9	1,311.8
Accumulated depreciation and amortization	(1,011.6)	(966.3)
Total property, plant and equipment, net	$342.3	$345.5
Other Current Liabilities
Accrued advertising and sales promotion	$44.8	$34.9
Other	257.6	256.8
Total other current liabilities	$302.4	$291.7
Other Liabilities
Pensions and other retirement benefits	$58.3	$57.9
Other	109.1	115.7
Total other liabilities	$167.4	$173.6

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
A summary of the Company's lease information is as follows:

		March 31, 2023	September 30, 2022
Assets	Classification
Right of use assets	Other assets	$49.6	$50.1

Liabilities
Current lease liabilities	Other current liabilities	$9.0	$8.8
Long-term lease liabilities	Other liabilities	41.0	41.5
Total lease liabilities		$50.0	$50.3

Other information
Weighted-average remaining lease term (years)		10	10
Weighted-average incremental borrowing rate		6.7%	6.6%

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Statement of Earnings
Lease expense (1)	$3.1	$3.3	$6.1	$6.8

Other information
Leased assets obtained in exchange for new lease liabilities	$0.5	$2.4	$1.5	$2.9
Cash paid for amounts included in the measurement of lease liabilities	$3.0	$3.3	$6.0	$6.9
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is not considered material and is, therefore, excluded from this amount.
The Company's future lease payments, including reasonably assured renewal options under leases, are as follows:

Lease liability repayments	March 31, 2023
Remainder of fiscal 2023	$5.6
2024	10.1
2025	9.1
2026	7.6
2027	5.8
2028 and thereafter	36.8
Total future minimum lease commitments	75.0
Less: Imputed interest	(25.0)
Present value of lease liabilities	$50.0

Note 9 - Accounts Receivable Facilities
The Company participates in accounts receivable facility programs both in the United States and Japan. These receivable agreements are between the Company and MUFG Bank, LTD, and the subsidiaries of both parties. Transfers under the accounts receivable repurchase agreements are accounted for as sales of accounts receivables, resulting in the receivables being derecognized from the Condensed Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under accounts receivable repurchase agreements is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company has considered its performance obligation to collect and service the receivables sold in the United States and Japan and has determined that such services are not material. The compensation received is considered acceptable servicing compensation and as such, the Company does not recognize a servicing asset or liability.
Accounts receivables sold were $315.5 and $527.6 for the three and six months ended March 31, 2023, respectively, and $282.0 and $437.2 for the three and six months ended March 31, 2022, respectively. The trade receivables sold that remained outstanding as of March 31, 2023 and September 30, 2022 were $141.1 and $78.7, respectively. The net proceeds received were included in both Cash used by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $1.5 and $2.4 for the three and six months ended March 31, 2023, respectively, and $0.3 and $0.5 for the three and six months ended March 31, 2022, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	March 31, 2023	September 30, 2022
Senior notes, fixed interest rate of 5.500%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.125%, due 2029	500.0	500.0
U.S. revolving credit facility (1)	176.0	155.0
Total long-term debt	1,426.0	1,405.0
Less unamortized debt issuance costs and discount (2)	12.4	13.6
Total long-term debt	$1,413.6	$1,391.4
(1)The U.S. revolving credit facility matures in April 2025.
(2)As of March 31, 2023, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $7.6 and $4.8, respectively. As of September 30, 2022, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $8.3 and $5.3, respectively.
Additionally, the Company had other short term borrowings, of $21.5 and $19.0 as of March 31, 2023 and September 30, 2022, respectively, related to the Company’s international subsidiaries, of which $19.2 and $19.0 were variable-rate borrowings and recorded in Notes Payable.
U.S. Revolving Credit Facility
On February 6, 2023, the Company amended its senior secured revolving credit facility in an aggregate principal amount of $425 dated March 28, 2020 to reflect the required transaction from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as the dominant benchmark rate by June 30, 2023. The Company does not expect this change to have a material change on interest expense.

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

The Company’s net periodic pension and postretirement costs (income) for its material plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service cost	$0.4	$1.0	$0.9	$2.0
Interest cost	5.4	2.6	10.6	5.2
Expected return on plan assets	(5.5)	(5.3)	(10.9)	(10.6)
Recognized net actuarial loss	0.4	1.6	0.8	3.1
Defined benefit settlement loss	7.2	—	7.2	—
Net periodic cost (income)	$7.9	$(0.1)	$8.6	$(0.3)
The service cost component of the net periodic cost (income) associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost (income) is recorded to Other expense (income), net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.
The Company initiated the wind-up of its Canadian defined benefit pension plan (“Canada Plan”) in June 2021. On September 1, 2021, Edgewell Personal Care Canada ULC (“EPC Canada”) as administrator of the Canada Plan entered into a buy-in annuity purchase agreement (“Buy-in Agreement”) with Brookfield Annuity Company (“Brookfield Annuity”) for certain members of the Canada Plan. On January 25, 2023, the Company received approval by the Financial Services Regulatory Authority of Ontario to wind-up the Canada Plan. Upon regulatory approval of the Canada Plan, EPC Canada proceeded with purchasing annuities for the remaining Canada Plan participants and converting the Buy-in Agreement to a buy-out annuity purchase agreement (“Buy-out Agreement”), which was purchased and funded by the Canada Plan on March 31, 2023. The Company was relieved of its defined benefit pension obligation through its irrevocable commitment under the Buy-out Agreement. As of the settlement date, the Company remeasured its assets and its project benefit obligation associated with the Canada Plan. Upon settlement, the Company derecognized the assets, projected benefit obligation and losses remaining in accumulated other comprehensive loss associated with the Canada Plan, which resulted in a loss on settlement of $7.2. The loss was recorded in Other expense (income), net on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three and six months ended March 31, 2023.

Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.8 shares of its common stock for $30.0 during the six months ended March 31, 2023. There are 5.7 shares of common stock available for repurchase in the future under the Board’s authorization as of March 31, 2023. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
On November 3, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the fourth fiscal quarter of 2022. The dividend was paid on January 4, 2023 to shareholders of record as of the close of business on November 29, 2022.
On February 3, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter of 2023. The dividend was paid on April 5, 2023 to stockholders of record as of the close of business on March 8, 2023.
On May 8, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2023. The dividend will be payable on July 6, 2023 to stockholders of record as of the close of business on June 7, 2023.
Dividends declared during the six months ended March 31, 2023 totaled $16.2. Payments made for dividends during the six months ended March 31, 2023 totaled $16.1.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2022	$(131.2)	$(92.6)	$7.7	$(216.1)
OCI before reclassifications (1)	60.1	(1.6)	(4.0)	54.5
Reclassifications to earnings	—	5.9	(4.0)	1.9
Balance as of March 31, 2023	$(71.1)	$(88.3)	$(0.3)	$(159.7)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2021	$(41.8)	$(97.3)	$2.2	$(136.9)
OCI before reclassifications (1)	(15.9)	(2.2)	3.3	(14.8)
Reclassifications to earnings	—	2.3	(1.9)	0.4
Balance as of March 31, 2022	$(57.7)	$(97.2)	$3.6	$(151.3)
(1)OCI is defined as other comprehensive income (loss).
The following table presents the reclassifications out of AOCI:

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2023	2022	2023	2022
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$0.8	$1.6	$5.8	$2.9	Other expense (income), net
Income tax expense (benefit)	0.2	0.5	1.8	1.0	Income tax provision
	0.6	1.1	4.0	1.9
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.4)	$(1.6)	$(0.8)	$(3.1)
Defined benefit settlement loss	(7.2)	—	(7.2)	—	Other expense (income), net
Income tax expense (benefit)	(2.0)	(0.4)	(2.1)	(0.8)	Income tax provision
	(5.6)	(1.2)	(5.9)	(2.3)

Total reclassifications for the period	$(5.0)	$(0.1)	$(1.9)	$(0.4)
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of March 31, 2023 and September 30, 2022, as well as the Company’s objectives and strategies for holding derivative instruments.
Foreign Currency Risk
A significant share of the Company’s sales is tied to currencies other than the U.S. dollar, the Company’s reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have a unfavorable impact on reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the euro, the Japanese yen, the British pound, the Canadian dollar, and the Australian dollar.
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
Cash Flow Hedges
As of March 31, 2023, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax losses of $0.3 and gains of $11.3 as of March 31, 2023 and September 30, 2022, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2023 levels over the next 12 months, the majority of the pre-tax loss included in AOCI as of March 31, 2023 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal 2024. As of March 31, 2023, there were 64 open foreign currency contracts with a total notional value of $114.1.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2023, resulted in a gain of $2.4 and a loss of $(0.3), respectively, compared to a gain of $0.6 and $1.7 for the three and six months ended March 31 2022, respectively, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. As of March 31, 2023, there were eight open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $69.9.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	March 31, 2023	September 30, 2022
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(0.3)	$11.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(0.3)	$2.0
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$1.3	$3.1	$(5.8)	$4.9
Gain reclassified from AOCI into income (1) (2)	0.9	1.6	5.8	2.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$2.4	$0.6	$(0.3)	$1.7
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain was recorded in Other expense (income), net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of March 31, 2023		As of September 30, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$1.8	$(3.0)	$13.4	$(0.5)
Gross amounts offset in the balance sheet	(0.1)	0.7	—	0.4
Net amounts of assets (liabilities) presented in the balance sheet	$1.7	$(2.3)	$13.4	$(0.1)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	March 31, 2023	September 30, 2022
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(19.0)	$(21.8)
Derivatives - foreign currency contracts (liability) asset	(0.6)	13.3
Net liabilities at estimated fair value	$(19.6)	$(8.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of March 31, 2023 and September 30, 2022, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of March 31, 2023 and September 30, 2022, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities as of March 31, 2023 and September 30, 2022, respectively.

As of March 31, 2023 and September 30, 2022, the fair market value of fixed rate long-term debt was $1,030.0 and $945.9, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the U.S. revolving credit facility due 2025 between the Company and Bank of America, N.A., as administrative agent, and lenders parties thereto (the “Revolving Credit Facility”), has been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.

Note 15 - Segment Data
For an overview of the Company’s segments, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements. Segment performance is evaluated based on segment profit, excluding certain U.S. GAAP items that management does not believe are indicative of ongoing operating performance. These items include general corporate expenses, share-based compensation costs, amortization of intangible assets and certain other items, including restructuring charges, acquisition and integration costs, Sun Care reformulation costs, value-added tax settlement costs, loss on defined benefit settlement and at times management excludes other costs. Financial items, such as interest income and expense, are managed on a global basis at the corporate level and therefore are excluded from segment profit. The exclusion of such charges from segment results reflects management’s view on how management monitors and evaluates segment operating performance, generates future operating plans and makes strategic decisions regarding the allocation of capital.
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments.
Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales
Wet Shave	$308.6	$305.0	$583.9	$591.1
Sun and Skin Care	209.7	183.3	322.6	288.1
Feminine Care	80.1	59.4	161.0	131.8
Total net sales	$598.4	$547.7	$1,067.5	$1,011.0

Segment Profit
Wet Shave	$35.1	$27.6	$70.5	$79.1
Sun and Skin Care	39.9	42.3	53.0	46.0
Feminine Care	12.0	1.9	23.8	10.3
Total segment profit	87.0	71.8	147.3	135.4
General corporate and other expenses	(17.0)	(17.2)	(32.9)	(28.0)
Amortization of intangibles	(7.7)	(7.9)	(15.4)	(14.0)
Interest and other expense, net	(23.0)	(14.6)	(37.9)	(30.2)
Restructuring and related costs (1)	(3.0)	(3.7)	(5.8)	(5.9)
Acquisition and integration costs (2)	(2.0)	(1.1)	(4.1)	(7.1)
Sun Care reformulation costs (3)	(0.6)	(0.2)	(1.1)	(3.5)
Defined benefit settlement loss (4)	(7.2)	—	(7.2)	—
VAT settlement costs (5)	—	—	—	(3.4)
Other costs	(0.5)	—	(0.5)	—
Total earnings before income taxes	$26.0	$27.1	$42.4	$43.3
(1)Restructuring costs of $0.2 are included within Cost of products sold for the three and six months ended March 31, 2023. Includes pre-tax SG&A of $0.1 for the six months ended March 31, 2023 and $0.2 for both the three and six months ended March 31, 2022.

(2)Includes pre-tax SG&A of $0.6 and $6.3 for the three and six months ended March 31, 2022, respectively, for the Acquisition. Additionally, includes Cost of Products Sold of $0.5 and $0.8 related to the valuation of acquired inventory for the Acquisition for the three and six months ended March 31, 2022, respectively. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
(3)Includes pre-tax R&D of $0.6 and $1.1 for the three and six months ended March 31, 2023, respectively, and pre-tax Cost of Products Sold of $0.2 and $3.5 for the three and six months ended March 31, 2022, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(4)Includes pre-tax loss of $7.2 for the three and six months ended March 31, 2023 related the settlement of the Canada Plan. See Note 11 of the Notes to Condensed Consolidated Financial Statements.
(5)Includes pre-tax SG&A of $3.4 for the six months ended March 31, 2022 related to the estimated settlement of a prior years’ value-added tax audit of the Company’s German subsidiary.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Sales to Customers
United States	$367.9	$341.9	$639.7	$604.4
International	230.5	205.8	427.8	406.6
Total net sales	$598.4	$547.7	$1,067.5	$1,011.0

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Razors and blades	$278.4	$275.3	$525.4	$531.0
Tampons, pads, and liners	80.1	59.4	161.0	131.8
Sun care products	153.8	131.4	201.6	171.6
Grooming products	38.0	34.4	85.3	80.7
Wipes and other skin care	17.9	17.5	35.7	35.8
Shaving gels and creams	30.2	29.7	58.5	60.1
Total net sales	$598.4	$547.7	$1,067.5	$1,011.0

Note 16 - Commitments and Contingencies
Legal Proceedings
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
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given certain significant events, including the acquisition of Billie, Inc. (“Billie”) (the “Acquisition”) on November 29, 2021, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency.
The following provides additional detail on our non-GAAP measures for the periods presented:
•We analyze net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency translation and the impact of acquisitions.
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

•Additionally, we utilize “adjusted” non-GAAP measures including adjusted gross profit, adjusted selling general administrative (“SG&A”), adjusted operating income, adjusted income taxes, adjusted net earnings, and adjusted diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, Sun Care reformulation charges, value-added tax (“VAT”) settlement costs, loss on defined benefit settlement and other costs.
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
Impact of the COVID-19 Pandemic
Throughout the novel coronavirus 2019 (“COVID-19”) pandemic, we have taken and continue to take significant measures to protect our employees and businesses, while remaining in compliance with local, state and national guidelines.
To date, we have not experienced any material operational disruptions across our manufacturing or distribution facilities. However, due to the uncertainty resulting from COVID-19, the impact and timing of additional unforeseen disruptions cannot be reasonably estimated at this time.
We will continue to monitor for any future material developments regarding COVD-19, if any, and related responses of local, state and national governments and our consumers suppliers and employees.

Significant Events
Acquisitions
On November 29, 2021, we completed the Acquisition, for a purchase price of $309.4, net of cash acquired, utilizing a combination of cash on hand and by drawing on that certain U.S. revolving credit facility due 2025 between the Company and Bank of America, N.A., as administrative agent, and lenders parties thereto (the “Revolving Credit Facility”). As a result, Billie became a wholly owned subsidiary of the Company. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion.

Executive Summary
The following is a summary of key results for the second quarter and first six months of fiscal 2023, as compared to the corresponding periods in fiscal 2022. Net earnings and earnings per share (“EPS”) for the periods presented were impacted by restructuring and related costs, acquisition and integration costs, Sun Care reformulation costs, VAT settlement costs, loss on defined benefit settlement and other costs, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

Second Quarter of Fiscal 2023
•Net sales in the second quarter of fiscal 2023 increased 9.3% as compared to the prior year quarter to $598.4. Organic net sales increased 11.4% compared to the prior year quarter, with growth in all segments and major geographic regions, as international markets increased 13.2 % and North America markets increased 10.5%. In aggregate, growth in organic net sales was driven largely in equal parts by increased pricing and volumes.
•Net earnings in the second quarter of fiscal 2023 were $19.0 compared to $23.2 in the prior year quarter. On an adjusted basis, net earnings for the second quarter of fiscal 2023 were $29.0 compared to $27.0 in the prior year quarter. Adjusted net earnings increased primarily due to higher sales and gross profit.
•Net earnings per diluted share during the second quarter of fiscal 2023 were $0.37 compared to $0.43 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the second quarter of fiscal 2023 were $0.56 compared to $0.50 in the prior year quarter.

	Three Months Ended March 31, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$241.7	$105.2	$56.2	$26.0	$7.0	$19.0	$0.37
Restructuring and related costs	0.2	—	3.2	3.2	0.9	2.3	0.04
Acquisition and integration costs	—	2.0	2.0	2.0	0.5	1.5	0.03
Defined benefit settlement loss	—	—	—	7.2	1.9	5.3	0.10
Sun Care reformulation costs	—	—	0.6	0.6	0.1	0.5	0.01
Other Costs	—	0.5	0.5	0.5	0.1	0.4	0.01
Total Adjusted Non-GAAP	$241.9	$102.7	$62.5	$39.5	$10.5	$29.0	$0.56

GAAP as a percent of net sales	40.4%	17.6%	9.4%	GAAP effective tax rate		26.9%
Adjusted as a percent of net sales	40.4%	17.2%	10.4%	Adjusted effective tax rate		26.5%

	Three Months Ended March 31, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$230.1	$101.3	$41.7	$27.1	$3.9	$23.2	$0.43
Restructuring and related costs	—	0.2	3.7	3.7	1.0	2.7	0.05
Acquisition and integration costs	0.5	0.6	1.1	1.1	0.2	0.9	0.02
Sun Care reformulation costs	0.2	—	0.2	0.2	—	0.2	—
Total Adjusted Non-GAAP	$230.8	$100.5	$46.7	$32.1	$5.1	$27.0	$0.50

GAAP as a percent of net sales	42.0%	18.5%	7.6%	GAAP effective tax rate		14.4%
Adjusted as a percent of net sales	42.1%	18.3%	8.5%	Adjusted effective tax rate		16.0%
(1)EBIT is defined as Earnings before Income taxes.

First Six Months of Fiscal 2023
•Net sales for the first six months of fiscal 2023 increased 5.6% to $1,067.5. Organic net sales increased 7.6% compared to the prior year period, with strong Sun Care and Grooming sales globally, and strong sales in North America for Men’s Shave and Feminine Care.

•Net earnings for the first six months of fiscal 2023 were $30.9 compared to $34.4 in the prior year period. On an adjusted basis, net earnings for the first six months of fiscal 2023 were $45.0 compared to $50.2 in the prior year period. Adjusted net earnings declined despite higher net sales, due the impact of higher input costs, foreign currency and interest costs.
•Net earnings per diluted share during the first six months of fiscal 2023 were $0.60 compared to $0.63 in the prior year period. On an adjusted basis, net earnings per diluted share during the first six months of fiscal 2023 were $0.87 compared to $0.92 in the prior year period.

	Six Months Ended March 31, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$430.7	$200.9	$87.5	$42.4	$11.5	$30.9	$0.60
Restructuring and related costs	0.2	0.1	6.0	6.0	1.6	4.4	0.08
Acquisition and integration costs	—	4.1	4.1	4.1	1.0	3.1	0.06
Defined benefit settlement loss	—	—	—	7.2	1.9	5.3	0.10
Sun Care reformulation costs	—	—	1.1	1.1	0.2	0.9	0.02
Other Costs	—	0.5	0.5	0.5	0.1	0.4	0.01
Total Adjusted Non-GAAP	$430.9	$196.2	$99.2	$61.3	$16.3	$45.0	$0.87

GAAP as a percent of net sales	40.3%	18.8%	8.2%	GAAP effective tax rate		27.0%
Adjusted as a percent of net sales	40.4%	18.4%	9.3%	Adjusted effective tax rate		26.6%

	Six Months Ended March 31, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$420.0	$198.2	$73.5	$43.3	$8.9	$34.4	$0.63
Restructuring and related costs	—	0.2	5.9	5.9	1.6	4.3	0.08
Acquisition and integration costs	0.8	6.3	7.1	7.1	0.5	6.6	0.12
Value-added tax settlement costs	—	3.4	3.4	3.4	1.1	2.3	0.04
Sun Care reformulation costs	3.5	—	3.5	3.5	0.9	2.6	0.05
Total Adjusted Non-GAAP	$424.3	$188.3	$93.4	$63.2	$13.0	$50.2	$0.92

GAAP as a percent of net sales	41.5%	19.6%	7.3%	GAAP effective tax rate		20.5%
Adjusted as a percent of net sales	42.0%	18.6%	9.2%	Adjusted effective tax rate		20.5%
(1)EBIT is defined as Earnings before Income taxes.

Operating Results
The following table presents changes in net sales for the second quarter and first six months of fiscal 2023, as compared to the corresponding periods in fiscal 2022, and provides a reconciliation of organic net sales to reported amounts.

Net Sales

Net Sales - Total Company
Period Ended March 31, 2023
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2022	$547.7		$1,011.0
Organic	62.5	11.4%	76.5	7.6%
Impact of Billie acquisition, net	—	—%	12.0	1.2%
Impact of currency	(11.8)	(2.1)%	(32.0)	(3.2)%
Net sales - fiscal 2023	$598.4	9.3%	$1,067.5	5.6%
For the second quarter of fiscal 2023, net sales were $598.4, an increase of 9.3%, including a $11.8, or 2.1% unfavorable impact from currency movements. Organic net sales increased 11.4%, with growth in all segments and major geographic regions, as international markets increased 13.2% and North America markets increased 10.5%.In aggregate, growth in organic net sales was driven largely in equal parts by increased pricing and volumes.
For the first six months of fiscal 2023, net sales were $1,067.5, an increase of 5.6%, including a $12.0, or 1.2% increase from the Acquisition and a $32.0 or 3.2% decrease due to unfavorable impact from currency movements. Organic net sales increased 7.6% driven by favorable pricing and volumes for Sun Care and Feminine Care and favorable pricing for Wet Shave.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $241.7 during the second quarter of fiscal 2023, including a $10.6 unfavorable impact from currency movements, compared to $230.1 in the prior year quarter. Gross margin as a percent of net sales for the second quarter of fiscal 2023 was 40.4% compared to 42.0% in the prior year quarter. Adjusted gross margin percentage decreased 170-basis points as gross inflationary pressures of approximately 550-basis points was mostly offset by approximately 220-basis points of productivity savings and a 285-basis points benefit from higher pricing and promotion management.
Gross profit was $430.7 during the first six months of fiscal 2023, compared to $420.0 in the prior year period. Gross margin as a percent of net sales for the first six months of fiscal 2023 was 40.3% compared to 41.5% in the prior year period. Adjusted gross margin percentage decreased by 160-basis points, driven by higher commodity costs and the impact of inflation, and was partially offset by productivity savings and the benefits from higher pricing and promotion management.
Selling, General and Administrative Expense
SG&A was $105.2 in the second quarter of fiscal 2023, or 17.6% of net sales, compared to $101.3 in the prior year quarter, or 18.5% of net sales. Adjusted SG&A as a percent of net sales was 17.2%, a decrease of 110-basis points, as improved leverage, the benefits of operational efficiency programs and favorable impact from currency movements more than offset the impact of higher people costs and travel expense.
SG&A was $200.9 in the first six months of fiscal 2023, or 18.8% of net sales, compared to $198.2 in the prior year period, or 19.6% of net sales. Adjusted SG&A as a percent of net sales was 18.4%, a decline of 20-basis points, as the benefits of operational efficiency programs and favorable impact from currency movements more than offset the impact of higher people costs and additional costs associated with the Acquisition, including amortization expense.
Advertising and Sales Promotion Expense
For the second quarter of fiscal 2023, advertising and promotion expense (“A&P”) was $62.9, a decrease of $7.0 compared to $69.9 in the prior year quarter. A&P as a percent of net sales was 10.5%, as compared to 12.8% in the prior year quarter, primarily due to timing of brand investments and marketing campaigns.
For the first six months of fiscal 2023, A&P was $108.8, a decrease of $7.3, compared to the prior year period. A&P as a percent of net sales was 10.2%, compared to 11.5% in the prior year period. The decrease in A&P was primarily due to lower media spend and agency fees offset by higher investment in Wet Shave.
Research and Development Expense
Research and development expense (“R&D”) for the second quarter of fiscal 2023 was $14.4, compared to $13.7 in the prior year quarter. As a percent of net sales, R&D was 2.4% in the second quarter of fiscal 2023 compared to 2.5% in the prior year quarter. R&D for the first six months of fiscal 2023 was $27.8, compared to $26.5 in the prior year period. As a percent of net sales, R&D was 2.6% in the first six months of fiscal 2023 as well as 2.6% in the prior year period.

Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2023 was $20.7, compared to $18.0 in the prior year quarter. For the first six months of fiscal 2023, interest expense was $40.6 compared to $35.3 in the prior year period. The increase in interest expense was the result of higher interest rates and a higher overall debt balance on the Company’s Revolving Credit Facility.
Other expense (income), net
Other expense (income), net was $9.5 of expense in the second quarter of fiscal 2023, compared to $3.4 of income in the prior year quarter. Other expense (income), net was $4.5 of expense during the first six months of fiscal 2023, compared to $5.1 of income during the prior year period. The second quarter and first six months of 2023 include the loss on the settlement of the Canadian Plan of $7.2.
Income Tax Provision
The effective tax rate for the three and six months ended March 31, 2023 was 26.9% and 27.0%, respectively, compared to 14.4% and 20.5% in the prior year period. The fiscal 2023 effective tax rate reflects the unfavorable mix of earnings in higher tax rate jurisdictions. On an adjusted basis, the effective tax rate was 26.5% and 26.6% for the three and six months ended March 31, 2023 and 16.0% and 20.5% for the three and six months ended March 31, 2022, respectively.
Operating Model Redesign
In fiscal 2023, the Company is continuing to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency. As a result of these actions, we expect to incur charges of approximately $19 in fiscal 2023. We incurred $3.2 and $6.0 during the second quarter and first six months of fiscal 2023, respectively, primarily related to employee severance and benefit costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2023, compared to the corresponding periods in fiscal 2022, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended March 31, 2023
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2022	$305.0		$591.1
Organic	14.0	4.6%	8.3	1.4%
Impact of Billie acquisition, net	—	—%	12.0	2.0%
Impact of currency	(10.4)	(3.4)%	(27.5)	(4.8)%
Net sales - fiscal 2023	$308.6	1.2%	$583.9	(1.4)%
Wet Shave net sales for the second quarter of fiscal 2023 increased $3.6, or 1.2%. Organic net sales increased $14.0, or 4.6%, primarily driven by balanced growth in both North America and international markets, driven largely by increased pricing, as volumes were essentially flat. Growth in Men’s Systems, Disposable’s and Shave Preps was partly offset by declines in Women’s Systems in North America.
Wet Shave net sales for the first six months of fiscal 2023 decreased $7.2, or 1.4% as compared to the prior year period. Organic net sales increase of $8.3, million was primarily driven by growth in International Women’s systems. Organic growth was more than offset by the unfavorable impact of currency movements.

Segment Profit - Wet Shave
Period Ended March 31, 2023
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2022	$27.6		$79.1
Organic	14.6	52.9%	6.4	8.1%
Impact of currency	(7.1)	(25.8)%	(15.0)	(19.0)%
Segment profit - fiscal 2023	$35.1	27.1%	$70.5	(10.9)%
Wet Shave segment profit for the second quarter of fiscal 2023 was $35.1, an increase of $7.5, or 27.1%. The increase in segment profit was reflective of higher organic net sales and gross profit as well as lower marketing expense.
Wet Shave segment profit for the first six months of fiscal 2023 was $70.5, a decrease of $8.6, or 10.9%. Organic segment profit increased $6.4, or 8.1%, primarily driven by growth in both North American and International markets.
Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended March 31, 2023
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2022	$183.3		$288.1
Organic	27.5	15.0%	38.5	13.4%
Impact of currency	(1.1)	(0.6)%	(4.0)	(1.4)%
Net sales - fiscal 2023	$209.7	14.4%	$322.6	12.0%
Sun and Skin Care net sales for the second quarter of fiscal 2023 increased $26.4, or 14.4%. Organic net sales increased $27.5, or 15.0% driven by strong Sun Care and Men’s Grooming sales. International organic net sales increased 53.4%, driven by higher volumes and pricing in Europe, Latin America and Oceania, while North America organic net sales increased 7.6%, also reflecting higher volumes and pricing.
Sun and Skin Care net sales for the first six months of fiscal 2023 increased $34.5, or 12.0%. Organic net sales increased $38.5, or 13.4%. Organic net sales increases due to favorable price and volumes for Sun Care globally and favorable price and mix in Men’s grooming in North America.

Segment Profit - Sun and Skin Care
Period Ended March 31, 2023
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2022	$42.3		$46.0
Organic	(2.3)	(5.4)%	7.7	16.7%
Impact of currency	(0.1)	(0.2)%	(0.7)	(1.5)%
Segment profit - fiscal 2023	$39.9	(5.6)%	$53.0	15.2%
Segment profit for the second quarter of fiscal 2023 was $39.9, a decrease of $2.4, or 5.6%. Organic segment profit decreased $2.3, or 5.4%, driven primarily by higher input costs and increased marketing expense.
Segment profit for the first six months of fiscal 2023 was $53.0, an increase of $7.0, or 15.2%. Organic segment profit increased $7.7, or 16.7%, driven primarily by higher sales volumes and pricing, partially offset by higher A&P expense and mix.

Feminine Care

Net Sales - Feminine Care
Period Ended March 31, 2023
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2022	$59.4		$131.8
Organic	21.0	35.4%	29.7	22.5%
Impact of currency	(0.3)	(0.5)%	(0.5)	(0.4)%
Net sales - fiscal 2023	$80.1	34.9%	$161.0	22.1%
Feminine Care net sales for the second quarter of fiscal 2023 increased $20.7, or 34.9%. Organic net sales increased $21.0, or 35.4%. Organic net sales increase was driven by higher pricing and improved product availability.
Feminine Care net sales for the first six months of fiscal 2023 increased $29.2, or 22.1%. Organic net sales increased $29.7, or 22.5%. The increase in organic net sales was primarily driven by higher pricing and improved product availability.

Segment Profit - Feminine Care
Period Ended March 31, 2023
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2022	$1.9		$10.3
Organic	10.4	547.5%	14.2	137.9%
Impact of currency	(0.3)	(15.8)%	(0.7)	(6.8)%
Segment profit - fiscal 2023	$12.0	531.7%	$23.8	131.1%
Feminine Care segment profit for the second quarter of fiscal 2023 was $12.0, an increase of $10.1, or 531.7%. Organic segment profit increased $10.4 or 547.5%, largely driven by higher organic net sales and gross profit.
Feminine Care segment profit for the first six months of fiscal 2023 was $23.8 an increase of $13.5, or 131.1%. Organic segment profit increased $14.2 or 137.9%, primarily due to increased sales volumes and favorable pricing.

General Corporate and Other Expenses

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Corporate expenses	$17.0	$17.2	$32.9	$28.0
Amortization of intangibles	7.7	7.9	15.4	14.0
Interest and other expense, net	23.0	14.6	37.9	30.2
Restructuring and related costs	$3.0	3.7	5.8	5.9
Acquisition and integration costs	2.0	1.1	4.1	7.1
Sun Care reformulation costs	0.6	0.2	1.1	3.5
Defined benefit settlement loss	7.2	—	7.2	—
VAT settlement costs	—	—	—	3.4
Other costs	0.5	—	0.5	—
General corporate and other expenses	$61.0	$44.7	$104.9	$92.1
% of net sales	10.2%	8.2%	9.8%	9.1%
For the second quarter of fiscal 2023, corporate expenses were $17.0, or 2.8% of net sales, compared to $17.2, or 3.1% of net sales. For the first six months of fiscal 2023, corporate expenses were $32.9, or 3.1% of net sales, compared to $28.0, or 2.8% of net sales. For the first six months of fiscal 2023, the increase in corporate expense was primarily due to higher people costs.

Liquidity and Capital Resources
As of March 31, 2023, a portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,447.5 as of March 31, 2023, including $195.2 tied to variable interest rates. Our total borrowings as of September 30, 2022 were $1,424.0. We had outstanding borrowings of $176.0 under the Revolving Credit Facility as of March 31, 2023. Taking into account outstanding letters of credit of $5.9, as of March 31, 2023, $243.1 was available under the Revolving Credit Facility. Additionally, we had other short term borrowings, of $21.5 and $19.0 as of March 31, 2023 and September 30, 2022, respectively, related to our international subsidiaries, of which $19.2 and $19.0 were variable-rate borrowings and recorded in Notes Payable.
On February 6, 2023, we amended our Revolving Credit Facility to transition from using the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as LIBOR will no longer be available June 30, 2023.
Historically, we have generated, and expect to continue to generate, favorable cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care businesses, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. We believe our cash on hand, cash flows from operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
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
As of March 31, 2023, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Six Months Ended March 31,
	2023	2022
Net cash from (used by):
Operating activities	$1.9	$(39.9)
Investing activities	(20.0)	(325.7)
Financing activities	(29.0)	78.3
Effect of exchange rate changes on cash	13.6	(3.8)
Net decrease in cash and cash equivalent	$(33.5)	$(291.1)
Operating Activities
Cash flow from operating activities was $1.9 during the first six months of fiscal 2023, compared to cash used of $39.9 during the prior year period. The increase in cash flows versus the same period in the prior year was driven by a lower net working capital requirements.
Investing Activities
Net cash used by investing activities was $20.0 during the first six months of fiscal 2023, compared to $325.7 used during the prior year period. Capital expenditures were $18.8 during the first six months of fiscal 2023, compared to $25.0 in the prior year period. We completed the Acquisition for $309.4, net of cash acquired, in the prior year period. Additionally, we collected $5.0 of proceeds from the sale of the Infant and Pet Care business in the prior year period.
Financing Activities
Net cash (used by) from financing activities was ($29.0) during the first six months of fiscal 2023, compared to a source of $78.3 in the prior year period. During the first six months of fiscal 2023, we had net borrowings of $21.0 under the Revolving Credit Facility, compared to $179.0 in the prior year period. We repurchased $30.0 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”) compared to $75.4 in the prior year period. Dividend payments totaled $16.1 in the first six months of fiscal 2023, compared to $16.7 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $8.1 in the first six months of fiscal 2023, compared to $9.7 in the prior year period.

Share Repurchases
During the first six months of fiscal 2023, we repurchased 0.8 shares of our common stock for $30.0. We have 5.7 shares remaining under the Repurchase Plan as of March 31, 2023. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
On November 3, 2022, the Board declared a quarterly cash dividend of $0.15 per common share for the fourth fiscal quarter of 2022. The dividend was paid on January 4, 2023 to shareholders of record as of the close of business on November 29, 2022.
On February 3, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter of 2023. The dividend was paid on April 5, 2023 to stockholders of record as of the close of business on March 8, 2023.
On May 8, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2023. The dividend will be payable on July 6, 2023 to stockholders of record as of the close of business on June 7, 2023.
Dividends declared during the six months ended March 31, 2023 totaled $16.2. Payments made for dividends during the six months ended March 31, 2022 totaled $16.1.

Commitments and Contingencies
Contractual Obligations
As of March 31, 2023, we had outstanding borrowings of $176.0 under the Revolving Credit Facility. As of March 31, 2023, future minimum repayments of debt were: $176.0 in fiscal 2025, $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of March 31, 2023, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on SOFR plus margin. As of March 31, 2023, our outstanding variable-rate debt included $195.2 related to our Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $2.0.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2023	119,560	$40.23	119,560	5,978,169
February 1 to 28, 2023	105,294	43.44	99,720	5,878,449
March 1 to 31, 2023	133,396	41.73	133,396	5,745,053
(1)Includes 5,574 shares purchased during the quarter relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the second quarter of fiscal 2023, we repurchased 352,676 shares under this authorization.
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

10.6
Master Accounts Receivable Purchase Agreement dated as of September 15, 2017 among Edgewell Personal Care, LLC, as the Seller, Edgewell Personal Care Company, as Guarantor, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 19, 2017).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended March 31,2023 and 2022, (ii) the Condensed Consolidated Balance Sheets at March 31, 2023 and September 30, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and six months ended March 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
*Filed herewith.
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer
(principal financial officer)

Date:	May 9, 2023