Form 10-Q
period 2023-06-30
EDGEWELL PERSONAL CARE Co
filed 2023-08-03
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Common shares, $0.01 par value - 50,811,891 shares as of July 31, 2023.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales	$650.0	$623.8	$1,717.5	$1,634.8
Cost of products sold	370.3	383.2	1,007.1	974.2
Gross profit	279.7	240.6	710.4	660.6

Selling, general and administrative expense	96.3	92.7	297.2	290.9
Advertising and sales promotion expense	80.0	80.9	188.8	197.0
Research and development expense	14.8	13.6	42.6	40.1
Restructuring charges	3.0	3.5	8.7	9.2
Operating income	85.6	49.9	173.1	123.4
Interest expense associated with debt	19.2	18.0	59.8	53.3
Other (income) expense, net	(3.8)	(4.4)	0.7	(9.5)
Earnings before income taxes	70.2	36.3	112.6	79.6
Income tax provision	17.7	5.8	29.2	14.7
Net earnings	$52.5	$30.5	$83.4	$64.9

Earnings per share:
Basic net earnings per share	$1.03	$0.58	$1.62	$1.21
Diluted net earnings per share	$1.01	$0.57	$1.61	$1.20

Statements of Comprehensive Income:
Net earnings	$52.5	$30.5	$83.4	$64.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	7.5	(34.4)	67.6	(50.3)
Pension and postretirement activity, net of tax (benefit) of $(0.6), $0.4, $0.9, and $0.7	(0.4)	0.7	3.9	0.8
Deferred gain (loss) on hedging activity, net of tax (benefit) of $0.9, $1.4, $(2.8), and $2.0	1.8	3.1	(6.2)	4.5
Total other comprehensive income (loss), net of tax	8.9	(30.6)	65.3	(45.0)
Total comprehensive income (loss)	$61.4	$(0.1)	$148.7	$19.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2023	September 30, 2022
Assets
Current assets
Cash and cash equivalents	$207.4	$188.7
Trade receivables, less allowance for doubtful accounts of $6.2 and $3.8	121.5	136.9
Inventories	502.5	449.3
Other current assets	157.2	167.3
Total current assets	988.6	942.2
Property, plant and equipment, net	339.8	345.5
Goodwill	1,336.1	1,322.2
Other intangible assets, net	983.7	996.6
Other assets	118.1	106.6
Total assets	$3,766.3	$3,713.1

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$17.7	$19.0
Accounts payable	241.1	237.3
Other current liabilities	321.0	291.7
Total current liabilities	579.8	548.0
Long-term debt	1,323.1	1,391.4
Deferred income tax liabilities	142.3	140.4
Other liabilities	170.0	173.6
Total liabilities	2,215.2	2,253.4
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 50,892,000 and 51,573,001 outstanding	0.7	0.7
Additional paid-in capital	1,586.3	1,604.3
Retained earnings	991.2	931.7
Common shares in treasury at cost, 14,359,989 and 13,678,988	(876.3)	(860.9)
Accumulated other comprehensive loss	(150.8)	(216.1)
Total shareholders’ equity	1,551.1	1,459.7
Total liabilities and shareholders’ equity	$3,766.3	$3,713.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2023	2022
Cash Flow from Operating Activities
Net earnings	$83.4	$64.9
Depreciation and amortization	68.1	67.1
Share-based compensation expense	19.8	18.4
Loss on sale of assets	1.1	0.6
Defined benefit settlement loss	7.2	—
Deferred compensation payments	(4.9)	(7.1)
Deferred income taxes	(0.6)	(10.6)
Other, net	(13.6)	(4.8)
Changes in operating assets and liabilities	7.8	(56.1)
Net cash from operating activities	$168.3	$72.4

Cash Flow from Investing Activities
Capital expenditures	(31.1)	(37.4)
Acquisition of Billie, net of cash acquired	—	(309.4)
Collection of deferred purchase price on accounts receivable sold	1.5	5.6
Proceeds from sale of Infant and Pet Care business	—	5.0
Other, net	(2.0)	(1.4)
Net cash used by investing activities	$(31.6)	$(337.6)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	645.0	534.0
Cash payments on debt with original maturities greater than 90 days	(715.0)	(413.0)
Proceeds (payments) of debt with original maturities of 90 days or less	5.1	(4.3)
Repurchase of shares	(45.2)	(110.1)
Dividends to common shareholders	(23.8)	(24.7)
Net financing inflow from the Accounts Receivable Facility	9.6	6.5
Employee shares withheld for taxes	(9.0)	(10.4)
Other, net	1.0	0.6
Net cash used by financing activities	$(132.3)	$(21.4)

Effect of exchange rate changes on cash	14.3	(11.0)

Net increase (decrease) in cash and cash equivalents	18.7	(297.6)
Cash and cash equivalents, beginning of period	188.7	479.2
Cash and cash equivalents, end of period	$207.4	$181.6
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$931.7	$(216.1)	$1,459.7
Net earnings	—	—	—	—	—	11.9	—	11.9
Foreign currency translation adjustments	—	—	—	—	—	—	48.0	48.0
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Deferred loss on hedging activity	—	—	—	—	—	—	(8.2)	(8.2)
Dividends declared to common shareholders	—	—	—	—	—	(8.0)	—	(8.0)
Repurchase of shares	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	0.4	25.0	(26.5)	—	—	(1.5)
Balance as of December 31, 2022	65.2	$0.7	(13.7)	$(850.9)	$1,577.8	$935.6	$(176.5)	$1,486.7
Net earnings	—	—	—	—	—	19.0	—	19.0
Foreign currency translation adjustments	—	—	—	—	—	—	12.1	12.1
Pension and postretirement activity	—	—	—	—	—	—	4.5	4.5
Deferred gain on hedging activity	—	—	—	—	—	—	0.2	0.2
Dividends declared to common shareholders	—	—	—	—	—	(8.2)	—	(8.2)
Repurchase of shares	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	—	2.3	5.4	—	—	7.7
Balance as of March 31, 2023	65.2	$0.7	(14.1)	$(863.6)	$1,583.2	$946.4	$(159.7)	$1,507.0
Net earnings	—	—	—	—	—	52.5	—	52.5
Foreign currency translation adjustments	—	—	—	—	—	—	7.5	7.5
Pension and postretirement activity	—	—	—	—	—	—	(0.4)	(0.4)
Deferred gain on hedging activity	—	—	—	—	—	—	1.8	1.8
Dividends declared to common shareholders	—	—	—	—	—	(7.7)	—	(7.7)
Repurchase of shares	—	—	(0.3)	(15.2)	—	—	—	(15.2)
Activity under share plans	—	—	—	2.5	3.1	—	—	5.6
Balance at June 30, 2023	65.2	$0.7	(14.4)	$(876.3)	$1,586.3	$991.2	$(150.8)	$1,551.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$865.7	$(136.9)	$1,584.3
Net earnings	—	—	—	—	—	11.2	—	11.2
Foreign currency translation adjustments	—	—	—	—	—	—	(6.9)	(6.9)
Deferred gain on hedging activity	—	—	—	—	—	—	0.4	0.4
Dividends declared to common shareholders	—	—	—	—	—	(8.4)	—	(8.4)
Repurchase of shares	—	—	(0.5)	(24.5)	—	—	—	(24.5)
Activity under share plans	—	—	0.3	33.6	(37.4)	—	—	(3.8)
Balance as of December 31, 2021	65.2	$0.7	(11.1)	$(767.2)	$1,593.7	$868.5	$(143.4)	$1,552.3
Net earnings	—	—	—	—	—	23.2	—	23.2
Foreign currency translation adjustments	—	—	—	—	—	—	(9.0)	(9.0)
Pension and postretirement activity	—	—	—	—	—	—	0.1	0.1
Deferred gain on hedging activity	—	—	—	—	—	—	1.0	1.0
Dividends declared to common shareholders	—	—	—	—	—	(8.2)	—	(8.2)
Repurchase of shares	—	—	(1.4)	(50.9)	—	—	—	(50.9)
Activity under share plans	—	—	0.1	3.5	3.5	—	—	7.0
Balance as of March 31, 2022	65.2	$0.7	(12.4)	$(814.6)	$1,597.2	$883.5	$(151.3)	$1,515.5
Net earnings	—	—	—	—	—	30.5	—	30.5
Foreign currency translation adjustments	—	—	—	—	—	—	(34.4)	(34.4)
Pension and postretirement activity	—	—	—	—	—	—	0.7	0.7
Deferred gain on hedging activity	—	—	—	—	—	—	3.1	3.1
Dividends declared to common shareholders	—	—	—	—	—	(8.1)	—	(8.1)
Repurchase of shares	—	—	(1.0)	(34.7)	—	—	—	(34.7)
Activity under share plans	—	—	0.1	2.8	2.7	—	—	5.5
Balance as of June 30, 2022	65.2	$0.7	(13.3)	$(846.5)	$1,599.9	$905.9	$(181.9)	$1,478.1

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
The following summarizes the Company's unaudited pro forma consolidated results of operations for the three and nine months ended June 30, 2022, as though the Acquisition occurred on October 1, 2020. The three and nine months ended June 30, 2023 include results of Billie over the full periods presented.

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Pro forma net sales	$623.8	$1,644.8
Pro forma net earnings	31.6	70.3
The unaudited pro forma consolidated results of operations were adjusted by pre-tax amortization expense of $1.3 for the nine months ended June 30, 2022. Additionally, pro forma earnings for the three and nine months ended June 30, 2022 exclude $0.9 and $8.0 of pre-tax acquisition costs, respectively, as these costs would have been incurred in the prior year. The pro forma earnings were also adjusted to reflect the capital structure as of the Acquisition Date, and all pro forma adjustments have been included with related tax effects. The unaudited pro forma consolidated results of operations is not necessarily indicative of the results obtained had the Acquisition occurred on October 1, 2020, or of those results that may be obtained in the future. Amounts do not reflect any anticipated cost savings or cross-selling opportunities expected to result from the Acquisition.

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2023, the Company is continuing to take actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $18 in fiscal 2023. To date the Company has incurred restructuring and related charges as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Severance and related benefit costs	$1.3	$1.0	$4.1	$4.0
Asset write-off and accelerated depreciation	0.1	0.3	0.3	0.4
Consulting, project implementation and management, and other exit costs	1.7	2.6	4.7	5.4
Total restructuring and related costs (1)(2)	$3.1	$3.9	$9.1	$9.8
(1)Restructuring and related costs of nil and $0.2 are included within Cost of products sold for the three and nine months ended June 30, 2023, respectively.
(2)Restructuring and related costs of $0.1 and $0.2 are included within Selling, general and administrative expense (“SG&A”) for the three and nine months ended June 30, 2023, respectively, and $0.4 and $0.6 for the three and nine months ended June 30, 2022, respectively.
The following table summarizes the restructuring activities and related accrual for the nine months ended June 30, 2023:

			Utilized
	October 1, 2022	Charge to Income	Cash	June 30, 2023
Severance and related benefit costs	$1.7	$4.1	$(4.7)	$1.1
Asset write-off and accelerated depreciation	—	0.3	(0.3)	—
Consulting, project implementation and management, and other exit costs	0.8	4.7	(5.4)	0.1
Total restructuring activities and related accrual	$2.5	$9.1	$(10.4)	$1.2
Note 4 - Income Taxes
For the three and nine months ended June 30, 2023, the Company had income tax expense of $17.7 and $29.2, respectively, on Earnings before income taxes of $70.2 and $112.6, respectively. The effective tax rate for the three and nine months ended June 30, 2023 was 25.3% and 25.9%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Basic weighted-average shares outstanding	51.1	52.5	51.3	53.5
Effect of dilutive securities:
Options, RSE and PRSE awards	0.7	0.6	0.6	0.6
Total dilutive securities	0.7	0.6	0.6	0.6
Diluted weighted-average shares outstanding	51.8	53.1	51.9	54.1
For the three and nine months ended June 30, 2023, the calculation of diluted weighted-average shares outstanding excludes 0.8 and 1.0, respectively, of share options and nil and nil, respectively, of RSE and PRSE awards because the effect of including these awards was anti-dilutive. For both the three and nine months ended June 30, 2022, the calculation of diluted weighted-average shares outstanding excludes 1.0 of share options. For the three and nine months ended June 30, 2022, the calculation excludes 0.5 and 0.3, respectively, of RSE and PRSE awards because the effect of including these awards was anti-dilutive.

Note 6 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of October 1, 2022	$1,133.5	$354.5	$205.2	$1,693.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of October 1, 2022	$764.5	$352.5	$205.2	$1,322.2

Changes in the nine months ended June 30, 2023
Cumulative translation adjustment	10.1	2.0	1.8	13.9

Gross balance as of June 30, 2023	$1,143.6	$356.5	$207.0	$1,707.1
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of June 30, 2023	$774.6	$354.5	$207.0	$1,336.1
The following table sets forth intangible assets by class:

	June 30, 2023			September 30, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$595.4	$—	$595.4	$587.1	$—	$587.1

Amortizable
Trade names and brands	$339.7	$84.3	$255.4	$339.4	$72.2	$267.2
Technology and patents	78.6	76.1	2.5	77.8	75.0	2.8
Customer related and other	271.2	140.8	130.4	267.1	127.5	139.6
Amortizable intangible assets	689.5	301.2	388.3	684.3	274.7	409.5
Total intangible assets	$1,284.9	$301.2	$983.7	$1,271.4	$274.7	$996.6

Amortization expense was $7.8 and $23.2 for the three and nine months ended June 30, 2023, respectively, and $7.8 and $21.8 for the three and nine months ended June 30, 2022, respectively. Estimated amortization expense for amortizable intangible assets for the remainder of fiscal 2023 and for fiscal 2024, 2025, 2026, 2027 and 2028 is $7.7, $30.8, $30.7, $30.5, $30.5 and $30.4, respectively, and $227.7 thereafter.
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there was no triggering event requiring an interim impairment analysis during the nine months ended June 30, 2023.

Note 7 - Supplemental Balance Sheet Information

	June 30, 2023	September 30, 2022
Inventories
Raw materials and supplies	$88.8	$80.4
Work in process	95.8	103.2
Finished products	317.9	265.7
Total inventories	$502.5	$449.3
Other Current Assets
Prepaid expenses	$73.4	$70.2
Value added tax receivables	48.0	52.7
Income taxes receivable	20.7	19.3
Other	15.1	25.1
Total other current assets	$157.2	$167.3
Property, Plant and Equipment
Land	$18.7	$18.0
Buildings	142.8	140.3
Machinery and equipment	1,103.9	1,050.0
Capitalized software costs	59.4	56.5
Construction in progress	38.9	47.0
Total gross property, plant and equipment	1,363.7	1,311.8
Accumulated depreciation and amortization	(1,023.9)	(966.3)
Total property, plant and equipment, net	$339.8	$345.5
Other Current Liabilities
Accrued advertising and sales promotion	$55.2	$34.9
Other	265.8	256.8
Total other current liabilities	$321.0	$291.7
Other Liabilities
Pensions and other retirement benefits	$58.8	$57.9
Other	111.2	115.7
Total other liabilities	$170.0	$173.6

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
A summary of the Company's lease information is as follows:

		June 30, 2023	September 30, 2022
Assets	Classification
Right of use assets	Other assets	$49.1	$50.1

Liabilities
Current lease liabilities	Other current liabilities	$8.6	$8.8
Long-term lease liabilities	Other liabilities	41.0	41.5
Total lease liabilities		$49.6	$50.3

Other information
Weighted-average remaining lease term (years)		11	10
Weighted-average incremental borrowing rate		7.0%	6.6%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Statement of Earnings
Lease expense (1)	$3.0	$3.7	$9.1	$10.5

Other information
Leased assets obtained in exchange for new lease liabilities	$0.5	$1.0	$2.0	$3.9
Cash paid for amounts included in the measurement of lease liabilities	$3.0	$3.7	$9.0	$10.7
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense is not considered material and is, therefore, excluded from this amount.
The Company's future lease payments, including reasonably assured renewal options under leases, are as follows:

Lease liability repayments	June 30, 2023
Remainder of fiscal 2023	$2.7
2024	10.3
2025	9.4
2026	8.0
2027	6.2
2028 and thereafter	40.4
Total future minimum lease commitments	77.0
Less: Imputed interest	(27.4)
Present value of lease liabilities	$49.6

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
Accounts receivables sold were $388.7 and $916.3 for the three and nine months ended June 30, 2023, respectively, and $354.0 and $791.2 for the three and nine months ended June 30, 2022, respectively. The trade receivables sold that remained outstanding as of June 30, 2023 and September 30, 2022 were $164.6 and $78.7, respectively. The net proceeds received were included in both Cash from operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $2.1 and $4.5 for the three and nine months ended June 30, 2023, respectively, and $0.6 and $1.1 for the three and nine months ended June 30, 2022, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	June 30, 2023	September 30, 2022
Senior notes, fixed interest rate of 5.500%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.125%, due 2029	500.0	500.0
U.S. revolving credit facility (1)	85.0	155.0
Total	1,335.0	1,405.0
Less unamortized debt issuance costs and discount (2)	11.9	13.6
Total long-term debt	$1,323.1	$1,391.4
(1)The U.S. revolving credit facility matures in April 2025.
(2)As of June 30, 2023, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $7.2 and $4.7, respectively. As of September 30, 2022, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $8.3 and $5.3, respectively.
Additionally, the Company had variable-rate international borrowings, recorded in Notes payable, of $17.7 and $19.0 as of June 30, 2023 and September 30, 2022, respectively.
Senior Secured Revolving Credit Facility
On February 6, 2023, the Company amended its senior secured revolving credit facility in an aggregate principal amount of $425.0 dated March 28, 2020 between the Company and Bank of America, N.A., as administrative agent, and lenders parties thereto (the “Revolving Credit Facility”), to reflect the required transaction from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as the dominant benchmark rate by June 30, 2023. This did not have a material change on interest expense for the period ended June 30, 2023.

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

The Company’s net periodic pension and postretirement costs (income) for its material plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service cost	$0.5	$0.9	$1.4	$2.9
Interest cost	5.3	2.6	15.9	7.8
Expected return on plan assets	(5.4)	(5.3)	(16.3)	(15.9)
Recognized net actuarial loss	0.4	1.5	1.2	4.6
Defined benefit settlement loss	—	—	7.2	—
Net periodic cost (income)	$0.8	$(0.3)	$9.4	$(0.6)
The service cost component of the net periodic cost (income) associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost (income) is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.
The Company initiated the wind-up of its Canadian defined benefit pension plan (“Canada Plan”) in June 2021. On September 1, 2021, Edgewell Personal Care Canada ULC (“EPC Canada”) as administrator of the Canada Plan entered into a buy-in annuity purchase agreement (“Buy-in Agreement”) with Brookfield Annuity Company (“Brookfield Annuity”) for certain members of the Canada Plan. On January 25, 2023, the Company received approval by the Financial Services Regulatory Authority of Ontario to wind-up the Canada Plan. Upon regulatory approval of the Canada Plan, EPC Canada proceeded with purchasing annuities for the remaining Canada Plan participants and converting the Buy-in Agreement to a buy-out annuity purchase agreement (“Buy-out Agreement”), which was purchased and funded by the Canada Plan on March 31, 2023. The Company was relieved of its defined benefit pension obligation through its irrevocable commitment under the Buy-out Agreement. As of the settlement date, the Company remeasured its assets and its projected benefit obligation associated with the Canada Plan. Upon settlement, the Company derecognized the assets, projected benefit obligation and losses remaining in accumulated other comprehensive loss (“AOCI”) associated with the Canada Plan, which resulted in a loss on settlement of $7.2. The loss was recorded in Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended June 30, 2023.

Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 1.1 shares of its common stock for $45.2 during the nine months ended June 30, 2023. There are 5.4 shares of common stock available for repurchase in the future under the Board’s authorization as of June 30, 2023. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
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
On May 8, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2023. The dividend was paid on July 6, 2023 to stockholders of record as of the close of business on June 7, 2023.
On August 1, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2023. The dividend will be payable on October 4, 2023 to shareholders of record as the close of business on September 7, 2023.
Dividends declared during the nine months ended June 30, 2023 totaled $23.9. Payments made for dividends during the nine months ended June 30, 2023 totaled $23.8.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in AOCI, net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2022	$(131.2)	$(92.6)	$7.7	$(216.1)
Other comprehensive income (loss), net of tax	67.6	(2.3)	(1.5)	63.8
Reclassifications to earnings	—	6.2	(4.7)	1.5
Balance as of June 30, 2023	$(63.6)	$(88.7)	$1.5	$(150.8)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2021	$(41.8)	$(97.3)	$2.2	$(136.9)
Other comprehensive (loss) income, net of tax	(50.3)	(2.6)	8.7	(44.2)
Reclassifications to earnings	—	3.4	(4.2)	(0.8)
Balance as of June 30, 2022	$(92.1)	$(96.5)	$6.7	$(181.9)

The following table presents the reclassifications out of AOCI:

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2023	2022	2023	2022
Gain / (Loss) on cash flow hedges
Foreign exchange contracts	$1.0	$3.4	$6.8	$6.3	Other (income) expense, net
Income tax expense (benefit)	0.3	1.1	2.1	2.1	Income tax provision
	0.7	2.3	4.7	4.2
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.4)	$(1.5)	$(1.2)	$(4.6)
Defined benefit settlement loss	—	—	(7.2)	—	Other (income) expense, net
Income tax expense (benefit)	(0.1)	(0.4)	(2.2)	(1.2)	Income tax provision
	(0.3)	(1.1)	(6.2)	(3.4)

Total reclassifications for the period	$0.4	$1.2	$(1.5)	$0.8
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of June 30, 2023 and September 30, 2022, as well as the Company’s objectives and strategies for holding derivative instruments.
Foreign Currency Risk
A significant share of the Company’s sales is tied to currencies other than the U.S. dollar, the Company’s reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have an unfavorable impact on reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the euro, the Japanese yen, the British pound, the Canadian dollar, and the Australian dollar.
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
Cash Flow Hedges
As of June 30, 2023, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $2.4 and $11.3 as of June 30, 2023 and September 30, 2022, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2023 levels over the next 12 months, the majority of the pre-tax gain included in AOCI as of June 30, 2023 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal 2025. As of June 30, 2023, there were 64 open foreign currency contracts with a total notional value of $107.6.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2023, resulted in a gains of $3.7 and $1.7, respectively, compared to a gain of $0.3 and $2.0 for the three and nine months ended June 30, 2022, respectively, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. As of June 30, 2023, there were five open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $34.6.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	June 30, 2023	September 30, 2022
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$2.4	$11.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$1.5	$2.0
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$3.7	$7.8	$(2.1)	$12.7
Gain reclassified from AOCI into income (1) (2)	1.0	3.4	6.8	6.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$3.7	$0.3	$1.7	$2.0
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain was recorded in Other (income) expense, net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of June 30, 2023		As of September 30, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$5.5	$(1.8)	$13.4	$(0.5)
Gross amounts offset in the balance sheet	—	0.2	—	0.4
Net amounts of assets (liabilities) presented in the balance sheet	$5.5	$(1.6)	$13.4	$(0.1)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2023	September 30, 2022
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(19.3)	$(21.8)
Derivatives - foreign currency contracts (liability) asset	3.9	13.3
Net liabilities at estimated fair value	$(15.4)	$(8.5)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of June 30, 2023 and September 30, 2022, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of June 30, 2023 and September 30, 2022, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities as of June 30, 2023 and September 30, 2022, respectively.
As of June 30, 2023 and September 30, 2022, the fair market value of fixed rate long-term debt was $1,010.1 and $945.9, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the the Revolving Credit Facility, has been determined based on Level 2 inputs.

Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.

Note 15 - Segment Data
For an overview of the Company’s segments, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements. Segment performance is evaluated based on segment profit, excluding certain U.S. GAAP items that management does not believe are indicative of ongoing operating performance. These items include general corporate expenses, share-based compensation costs, amortization of intangible assets and certain other items, including restructuring and related costs, acquisition and integration costs, Sun Care reformulation costs, value-added tax settlement costs, loss on defined benefit settlement, income from resolution of legal matters, and at times management excludes other costs or income. Financial items, such as interest income and expense, are managed on a global basis at the corporate level and therefore are excluded from segment profit. The exclusion of such charges from segment results reflects management’s view on how management monitors and evaluates segment operating performance, generates future operating plans and makes strategic decisions regarding the allocation of capital.
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments.
Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Wet Shave	$324.1	$326.3	$908.0	$917.4
Sun and Skin Care	244.9	216.2	567.5	504.3
Feminine Care	81.0	81.3	242.0	213.1
Total net sales	$650.0	$623.8	$1,717.5	$1,634.8

Segment Profit
Wet Shave	$32.1	$37.5	$102.6	$116.6
Sun and Skin Care	61.1	46.6	114.1	92.6
Feminine Care	13.9	8.8	37.7	19.1
Total segment profit	107.1	92.9	254.4	228.3
General corporate and other expenses	(15.8)	(14.8)	(48.7)	(42.8)
Amortization of intangibles	(7.8)	(7.8)	(23.2)	(21.8)
Interest and other expense, net	(15.4)	(13.6)	(53.3)	(43.8)
Restructuring and related costs (1)	(3.1)	(3.9)	(8.9)	(9.8)
Acquisition and integration costs (2)	(1.0)	(0.9)	(5.1)	(8.0)
Sun Care reformulation costs (3)	(0.6)	(0.6)	(1.7)	(4.1)
Defined benefit settlement loss (4)	—	—	(7.2)	—
VAT settlement costs (5)	—	—	—	(3.4)
Legal matters, net income (expense) (6)	6.8	7.5	6.3	7.5
SKU rationalization charges (7)	—	(22.5)	—	(22.5)
Total earnings before income taxes	$70.2	$36.3	$112.6	$79.6
(1)Restructuring and related costs of nil and $0.2 are included within Cost of products sold for the three and nine months ended June 30, 2023, respectively. Includes pre-tax SG&A of $0.1 and $0.2 for the three and nine months ended June 30, 2023, respectively and $0.4 and $0.6 for the three and nine months ended June 30, 2022.
(2)Includes pre-tax SG&A of $0.9 and $7.2 for the three and nine months ended June 30, 2022, respectively, for the Acquisition. Additionally, includes Cost of products sold of $0.8 related to the valuation of acquired inventory for the Acquisition for the nine months ended June 30, 2022. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

(3)Includes pre-tax R&D of $0.6 and $1.7 for the three and nine months ended June 30, 2023, respectively, and pre-tax R&D of $0.6 for both the three and nine months ended June 30, 2022. Additional, includes pre-tax Cost of products sold of $3.5 for the nine months ended June 30, 2022 related to the reformulation, recall and destruction of certain Sun Care products.
(4)Includes pre-tax loss of $7.2 for the nine months ended June 30, 2023 related the settlement of the Canada Plan. See Note 11 of the Notes to Condensed Consolidated Financial Statements.
(5)Includes pre-tax SG&A of $3.4 for the nine months ended June 30, 2022 related to the estimated settlement of a prior years’ value-added tax audit of the Company’s German subsidiary.
(6)Includes pre-tax SG&A of $7.1 for both the three and nine months ended June 30, 2023 and $7.5 for both the three and nine months ended June 30, 2022 for the favorable resolution of legal matters. See Note 16 of the Notes to Condensed Consolidated Financial Statements. Also includes other costs of $0.3 and $0.8 for the three and nine months ended June 30, 2023.
(7)Includes pre-tax COGS of $22.5 for the three and nine months ended June 30, 2022 for the write-off of certain Wet Ones SKUs and related contract termination charges. Wet one products are included within the Sun and Skin Care segment.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net Sales to Customers
United States	$391.6	$392.8	$1,031.3	$997.2
International	258.4	231.0	686.2	637.6
Total net sales	$650.0	$623.8	$1,717.5	$1,634.8

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Razors and blades	$291.2	$290.1	$816.6	$821.1
Tampons, pads, and liners	81.0	81.3	242.0	213.1
Sun care products	184.2	162.4	385.8	334.0
Grooming products	38.2	33.9	123.5	114.6
Wipes and other skin care	22.5	19.9	58.2	55.7
Shaving gels and creams	32.9	36.2	91.4	96.3
Total net sales	$650.0	$623.8	$1,717.5	$1,634.8

Note 16 - Commitments and Contingencies
Legal Proceedings
During the three months ended June 30, 2023 the Company settled a legal matter which resulted in a gain of $4.9 related to an intellectual property claim against a third party. This was included in SG&A in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the intellectual property claim settlement during the three months ended June 30, 2023.
Additionally, during the three months ended June 30, 2023, the Company received a favorable court ruling regarding an international VAT matter, which the plaintiff has no ability to appeal. As the Company had previously recorded an accrual for this matter, based on its best estimate of the facts and circumstances at that time, the result of the favorable court ruling was a release of the reserve established which resulted in a gain of $2.2. This was included in SG&A in the Condensed Consolidated Statements of Earnings and Comprehensive Income.
During the three months ended June 30, 2022 the Company settled certain legal matters which resulted in a gain of $7.5 related to intellectual property claims against a third party. This was included in SG&A in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the settlement subsequent to June 30, 2022.

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
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses (the “Company”). Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of the Company or any of our businesses. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
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
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items such as restructuring and related costs, acquisition and integration costs, Sun Care reformulation costs, value-added tax (“VAT”) settlement costs, loss on defined benefit settlement, income from resolution of legal matters, and other costs or income. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
◦Organic net sales was unfavorably impacted in October and November of fiscal 2023 by the Billie acquisition as sales that were previously reported as third party sales to Billie are now included as inter-company sales.
◦Segment profit will be impacted by fluctuations in translation and transactional foreign currency. The impact of currency was applied to segments using management’s best estimate.

•Additionally, we utilize “adjusted” non-GAAP measures including adjusted gross profit, adjusted selling general and administrative (“SG&A”), adjusted operating income, adjusted income taxes, adjusted net earnings, and adjusted diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, Sun Care reformulation costs, VAT settlement costs, loss on defined benefit settlement, stock keeping unit (“SKU”) rationalization charges, income from resolution of legal matters and at times management excludes other costs and income.
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
We will continue to monitor for any future material developments regarding COVD-19, if any, and related responses of local, state and national governments and our consumers, suppliers and employees.

Significant Events
Acquisitions
On November 29, 2021, we completed the acquisition of Billie, a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women, for a purchase price of $309.4, net of cash acquired, utilizing a combination of cash on hand and by drawing on that certain U.S. revolving credit facility due 2025 between the Company and Bank of America, N.A., as administrative agent, and lenders parties thereto (the “Revolving Credit Facility”). As a result, Billie became a wholly owned subsidiary of the Company. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion.

Executive Summary
The following is a summary of key results for the third quarter and first nine months of fiscal 2023, as compared to the corresponding periods in fiscal 2022. In addition to net sales, net earnings and earnings per share (“EPS”) for the periods presented were also impacted by restructuring and related costs, acquisition and integration costs, Sun Care reformulation costs, VAT settlement costs, loss on defined benefit settlement, income from resolution of legal matters and other costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.
Third Quarter of Fiscal 2023
•Net sales in the third quarter of fiscal 2023 increased $26.2, or 4.2%, as compared to the prior year quarter to $650.0 as international markets increased $22.8, or 11.0%, and North America markets increased $3.4, or 0.8%. Organic net sales increased $27.9, or 4.5%, compared to the prior year quarter, as international markets increased 8.7%, driven by strong Wet Shave, Sun Care and Grooming performance and North America markets increased 2.3% driven by Sun Care and Grooming growth. In aggregate, growth in organic net sales was driven largely by increased pricing.
•Net earnings in the third quarter of fiscal 2023 were $52.5 compared to $30.5 in the prior year quarter. On an adjusted basis, net earnings for the third quarter of fiscal 2023 were $50.8 compared to $45.8 in the prior year quarter. Adjusted net earnings increased primarily due to higher sales and improved gross profit.
•Net earnings per diluted share during the third quarter of fiscal 2023 were $1.01 compared to $0.57 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the third quarter of fiscal 2023 were $0.98 compared to $0.86 in the prior year quarter.

	Three Months Ended June 30, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$279.7	$96.3	$85.6	$70.2	$17.7	$52.5	$1.01
Restructuring and related costs	—	0.1	3.1	3.1	0.8	2.3	0.04
Acquisition and integration costs	—	1.0	1.0	1.0	0.2	0.8	0.02
Sun Care reformulation costs	—	—	0.6	0.6	0.2	0.4	0.01
Legal matters, net (income) expense	—	(6.8)	(6.8)	(6.8)	(1.6)	(5.2)	(0.10)
Total Adjusted Non-GAAP	$279.7	$102.0	$83.5	$68.1	$17.3	$50.8	$0.98

GAAP as a percent of net sales	43.0%	14.8%	13.2%	GAAP effective tax rate		25.3%
Adjusted as a percent of net sales	43.0%	15.7%	12.8%	Adjusted effective tax rate		25.3%

	Three Months Ended June 30, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$240.6	$92.7	$49.9	$36.3	$5.8	$30.5	$0.57
Restructuring and related costs	—	0.4	3.9	3.9	0.9	3.0	0.06
Acquisition and integration costs	—	0.9	0.9	0.9	0.3	0.6	0.01
SKU rationalization charges	22.5	—	22.5	22.5	5.5	17.0	0.32
Sun Care reformulation costs	—	—	0.6	0.6	0.2	0.4	0.01
Legal matters, net (income) expense	—	(7.5)	(7.5)	(7.5)	(1.8)	(5.7)	(0.11)
Total Adjusted Non-GAAP	$263.1	$98.9	$70.3	$56.7	$10.9	$45.8	$0.86

GAAP as a percent of net sales	38.6%	14.9%	8.0%	GAAP effective tax rate		16.1%
Adjusted as a percent of net sales	42.2%	15.9%	11.3%	Adjusted effective tax rate		19.3%
(1)EBIT is defined as Earnings before Income taxes.

First Nine Months of Fiscal 2023
•Net sales for the first nine months of fiscal 2023 increased $82.7, or 5.1%, to $1,717.5 as international markets increased $39.6, or 4.3%, and North America markets increased $43.1, or 4.0%. Organic net sales increased $104.4, or 6.4%, compared to the prior year period, as international markets increased 9.2%, driven by strong Sun Care and Wet Shave performance and North America markets increased 4.8%, with growth in Sun Care, Men’s Grooming and Feminine Care.
•Net earnings for the first nine months of fiscal 2023 were $83.4 compared to $64.9 in the prior year period. On an adjusted basis, net earnings for the first nine months of fiscal 2023 were $95.8 compared to $96.0 in the prior year period. Adjusted net earnings declined slightly despite higher net sales, due the impact of heightened inflationary pressures and interest costs.
•Net earnings per diluted share during the first nine months of fiscal 2023 were $1.61 compared to $1.20 in the prior year period. On an adjusted basis, net earnings per diluted share during the first nine months of fiscal 2023 were $1.85 compared to $1.77 in the prior year period.

	Nine Months Ended June 30, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$710.4	$297.2	$173.1	$112.6	$29.2	$83.4	$1.61
Restructuring and related costs	0.2	0.2	9.1	9.1	2.4	6.7	0.13
Acquisition and integration costs	—	5.1	5.1	5.1	1.2	3.9	0.08
Sun Care reformulation costs	—	—	1.7	1.7	0.4	1.3	0.02
Defined benefit settlement loss	—	—	—	7.2	1.9	5.3	0.10
Legal matters, net (income) expense	—	(6.3)	(6.3)	(6.3)	(1.5)	(4.8)	(0.09)
Total Adjusted Non-GAAP	$710.6	$298.2	$182.7	$129.4	$33.6	$95.8	$1.85

GAAP as a percent of net sales	41.4%	17.3%	10.1%	GAAP effective tax rate		25.9%
Adjusted as a percent of net sales	41.4%	17.4%	10.6%	Adjusted effective tax rate		25.9%

	Nine Months Ended June 30, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$660.6	$290.9	$123.4	$79.6	$14.7	$64.9	$1.20
Restructuring and related costs	—	0.6	9.8	9.8	2.5	7.3	0.14
Acquisition and integration costs	0.8	7.2	8.0	8.0	0.8	7.2	0.13
Sun Care reformulation costs	3.5	—	4.1	4.1	1.1	3.0	0.06
VAT settlement costs	—	3.4	3.4	3.4	1.1	2.3	0.04
Legal matters, net (income) expense	—	(7.5)	(7.5)	(7.5)	(1.8)	(5.7)	(0.11)
SKU rationalization charges	22.5	—	22.5	22.5	5.5	17.0	0.31
Total Adjusted Non-GAAP	$687.4	$287.2	$163.7	$119.9	$23.9	$96.0	$1.77

GAAP as a percent of net sales	40.4%	17.8%	7.5%	GAAP effective tax rate		18.5%
Adjusted as a percent of net sales	42.0%	17.6%	10.0%	Adjusted effective tax rate		20.0%
(1)EBIT is defined as Earnings before Income taxes.

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2023, as compared to the corresponding periods in fiscal 2022, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended June 30, 2023
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2022	$623.8		$1,634.8
Organic	27.9	4.5%	104.4	6.4%
Impact of Billie acquisition, net	—	—%	12.0	0.7%
Impact of currency	(1.7)	(0.3)%	(33.7)	(2.0)%
Net sales - fiscal 2023	$650.0	4.2%	$1,717.5	5.1%
For the third quarter of fiscal 2023, net sales were $650.0, an increase of $26.2, or 4.2%, including a $1.7, or 0.3%, unfavorable impact from currency movements. Organic net sales increased $27.9, or 4.5%, as international markets increased 8.7% driven by strong Wet Shave, Sun Care and Grooming performance and North America markets increased 2.3% driven by Sun Care and Grooming growth. In aggregate, growth in organic net sales was driven by increased pricing as volumes declined slightly in the quarter.
For the first nine months of fiscal 2023, net sales were $1,717.5, an increase of $82.7, or 5.1%, including a $12.0, or 0.7%, increase from the Acquisition and a $33.7, or 2.0%, decrease due to the unfavorable impact from currency movements. Organic net sales increased $104.4, or 6.4%, as international markets increased 9.2% driven by strong Sun Care and Wet Shave performance and North America markets increased 4.8% with growth in Sun Care and Men’s Grooming and Feminine Care.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $279.7 during the third quarter of fiscal 2023, compared to $240.6 in the prior year quarter, an increase of $39.1 or 16.3%, including a $7.2 unfavorable impact from currency movements. Gross margin as a percent of net sales for the third quarter of fiscal 2023 was 43.0% compared to 38.6% in the prior year quarter. Contributing to the increase was the absence of a $22.5 charge within Cost of products sold in the prior year period for the write-off of inventory for certain Wet Ones SKUs and a related contract termination charge. Adjusted gross margin as a percent of net sales was 43.0% compared to 42.2% in the prior year quarter. The increase of 80-basis points is driven by productivity savings of 205-basis points and the benefit from higher pricing of 375-basis points were partially offset by gross inflationary pressures of approximately 330-basis points and negative mix.
Gross profit was $710.4 during the first nine months of fiscal 2023, compared to $660.6 in the prior year period, an increase of $49.8, or 7.5%, including a $32.1 unfavorable impact from currency movements. Gross margin as a percent of net sales for the first nine months of fiscal 2023 was 41.4% compared to 40.4% in the prior year period. Contributing to the increase was the absence of a $22.5 charge within Cost of products sold in the prior year period for the write-off of inventory for certain Wet Ones SKUs and a related contract termination charge. Adjusted gross margin was $710.6 during the first nine months of fiscal 2023, an increase of $23.2, or 3.4%, compared to $687.4 in the prior year period. The adjusted gross margin increase was driven by productivity savings, the benefits of higher pricing and promotion management, partially offset by higher commodity costs and the impact of inflation. Adjusted gross margin as a percent of net sales was 41.4% compared to 42.0% in the prior year period.
Selling, General and Administrative Expense
SG&A was $96.3, or 14.8%, of net sales in the third quarter of fiscal 2023 compared to $92.7, or 14.9%, of net sales in the prior year quarter primarily due to higher people costs and travel expenses. Adjusted SG&A as a percent of net sales was 15.7%, a decrease of 20-basis points, as the benefits of leverage and operational efficiency programs were more than offset by the impact of higher people costs and travel expense.
SG&A was $297.2, or 17.3%, of net sales in the first nine months of fiscal 2023 compared to $290.9, or 17.8%, of net sales in the prior year period primarily due to higher people costs, travel expenses and integration costs. Adjusted SG&A as a percent of net sales was 17.4%, a decrease of 20-basis points, as the benefits of operational efficiency programs and favorable impact from currency movements more than offset the impact of higher people costs and additional costs associated with the Acquisition, including amortization expense.
Advertising and Sales Promotion Expense
For the third quarter of fiscal 2023, advertising and promotion expense (“A&P”) was $80.0, a decrease of $0.9, or 1.1%, compared to $80.9 in the prior year quarter. A&P as a percent of net sales was 12.3%, as compared to 13.0% in the prior year quarter, primarily due to timing of brand investments and marketing campaigns.
For the first nine months of fiscal 2023, A&P was $188.8, a decrease of $8.2, or 4.2%, compared to $197.0 in the prior year period. A&P as a percent of net sales was 11.0%, compared to 12.1% in the prior year period. The decrease in A&P was primarily due to lower media spend and agency fees partially offset by higher investment in Wet Shave.
Research and Development Expense
Research and development expense (“R&D”) for the third quarter of fiscal 2023 was $14.8, an increase of 1.2, or 8.8%, compared to $13.6 in the prior year quarter. As a percent of net sales, R&D was 2.3% in the third quarter of fiscal 2023 compared to 2.2% in the prior year quarter. R&D for the first nine months of fiscal 2023 was $42.6, an increase of 2.5, or 6.2%, compared to $40.1 in the prior year period. As a percent of net sales, R&D was 2.5% in the first nine months of fiscal 2023 as well as 2.5% in the prior year period.
Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2023 was $19.2, an increase of $1.2, or 6.7%, compared to $18.0 in the prior year quarter. For the first nine months of fiscal 2023, interest expense was $59.8, an increase of 6.5, or 12.2%, compared to $53.3 in the prior year period. The increase in interest expense was the result of higher interest rates and a higher overall debt balance on the Company’s Revolving Credit Facility.
Other (income) expense, net
Other (income) expense, net was $3.8 of income in the third quarter of fiscal 2023, a decrease in income of $0.6, or 13.6%, compared to $4.4 of income in the prior year quarter. Other (income) expense, net was $0.7 of expense during the first nine months of fiscal 2023, compared to $9.5 of income during the prior year period. The first nine months of 2023 include the loss on the settlement of the Canadian Plan of $7.2.
Income Tax Provision
The effective tax rate for the three and nine months ended June 30, 2023 was 25.3% and 25.9%, respectively, compared to 16.1% and 18.5% in the prior year period. The fiscal 2023 effective tax rate reflects the unfavorable mix of earnings in higher tax rate jurisdictions. On an adjusted basis, the effective tax rate was 25.3% and 25.9% for the three and nine months ended June 30, 2023 and 19.3% and 20.0% for the three and nine months ended June 30, 2022, respectively.
Operating Model Redesign
In fiscal 2023, the Company is continuing to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency. As a result of these actions, we expect to incur charges of approximately $18 in fiscal 2023. We incurred $3.1 and $9.1 during the third quarter and first nine months of fiscal 2023, respectively, primarily related to employee severance and benefit costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2023, compared to the corresponding periods in fiscal 2022, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.

Wet Shave

Net Sales - Wet Shave
Period Ended June 30, 2023
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2022	$326.3		$917.4
Organic	(0.2)	(0.1)%	8.1	0.9%
Impact of Billie acquisition, net	—	—%	12.0	1.3%
Impact of currency	(2.0)	(0.6)%	(29.5)	(3.2)%
Net sales - fiscal 2023	$324.1	(0.7)%	$908.0	(1.0)%
Wet Shave net sales for the third quarter of fiscal 2023 decreased $2.2, or 0.7%. Organic net sales decreased $0.2, or 0.1%, as the benefit of higher pricing was offset by lower volumes. Growth in Men’s systems and Disposables was partially offset by declines in Shave Preps and Women’s Systems.
Wet Shave net sales for the first nine months of fiscal 2023 decreased $9.4, or 1.0%, as compared to the prior year period. Organic net sales increased $8.1, or 0.9%, million was primarily driven by growth in Disposables. Organic growth was partially offset by the unfavorable impact of currency movements.

Segment Profit -Wet Shave
Period Ended June 30, 2023
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2022	$37.5		$116.6
Organic	1.2	3.2%	7.6	6.5%
Impact of currency	(6.6)	(17.6)%	(21.6)	(18.5)%
Segment profit - fiscal 2023	$32.1	(14.4)%	$102.6	(12.0)%
Wet Shave segment profit for the third quarter of fiscal 2023 was $32.1, a decrease of $5.4, or 14.4%. Organic segment profit, increased $1.2, or 3.2%, reflecting higher gross profit and was offset by the unfavorable impact from currency of $6.6 or 17.6%.
Wet Shave segment profit for the first nine months of fiscal 2023 was $102.6, a decrease of $14.0, or 12.0%. Organic segment profit increased $7.6, or 6.5%, primarily driven by growth in International markets and was partially offset by the unfavorable impact from currency of $21.6, or 18.5%.
Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended June 30, 2023
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2022	$216.2		$504.3
Organic	28.1	13.0%	66.6	13.2%
Impact of currency	0.6	0.3%	(3.4)	(0.7)%
Net sales - fiscal 2023	$244.9	13.3%	$567.5	12.5%
Sun and Skin Care net sales for the third quarter of fiscal 2023 increased $28.7, or 13.3%. Organic net sales increased $28.1, or 13.0%, driven by strong growth across Sun Care, Men’s Grooming and Wet One’s. Organic net sales in International markets increased 21.0%, led by strong Sun Care demand in Latin America and Europe and higher pricing, while North America organic net sales increased 11.3%, largely driven by higher pricing, as volumes were flat.
Sun and Skin Care net sales for the first nine months of fiscal 2023 increased $63.2, or 12.5%. Organic net sales increased $66.6, or 13.2%. Organic net sales increases due to favorable price and volumes for Sun Care globally and favorable price in Men’s grooming in North America.

Segment Profit - Sun and Skin Care
Period Ended June 30, 2023
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2022	$46.6		$92.6
Organic	14.7	31.5%	22.4	24.2%
Impact of currency	(0.2)	(0.4)%	(0.9)	(1.0)%
Segment profit - fiscal 2023	$61.1	31.1%	$114.1	23.2%
Segment profit for the third quarter of fiscal 2023 was $61.1, an increase of $14.5, or 31.1%. Organic segment profit increased $14.7, or 31.5%, primarily driven by higher organic net sales and gross profit and lower marketing expense.
Segment profit for the first nine months of fiscal 2023 was $114.1, an increase of $21.5, or 23.2%. Organic segment profit increased $22.4, or 24.2%, driven primarily by higher sales volumes and pricing, partially offset by higher A&P expense.
Feminine Care

Net Sales - Feminine Care
Period Ended June 30, 2023
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2022	$81.3		$213.1
Organic	—	—%	29.7	13.9%
Impact of currency	(0.3)	(0.4)%	(0.8)	(0.4)%
Net sales - fiscal 2023	$81.0	(0.4)%	$242.0	13.5%
Feminine Care net sales for the third quarter of fiscal 2023 was $81.0, a decrease of $0.3, or 0.4%. Organic net sales were in line with prior year, reflecting lower volumes, offset by higher pricing.
Feminine Care net sales for the first nine months of fiscal 2023 was $242.0, an increase of $28.9, or 13.5%. Organic net sales increased $29.7, or 13.9%. The increase in organic net sales was primarily driven by pricing, combined with product mix and improved product availability.

Segment Profit - Feminine Care
Period Ended June 30, 2023
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2022	$8.8		$19.1
Organic	5.2	59.1%	19.3	101.0%
Impact of currency	(0.1)	(1.1)%	(0.7)	(3.7)%
Segment profit - fiscal 2023	$13.9	58.0%	$37.7	97.3%
Feminine Care segment profit for the third quarter of fiscal 2023 was $13.9, an increase of $5.1, or 58.0%. Organic segment profit increased $5.2, or 59.1%, primarily driven by higher gross margin.
Feminine Care segment profit for the first nine months of fiscal 2023 was $37.7 an increase of $18.6, or 97.3%. Organic segment profit increased $19.3, or 101.0%, primarily due to increased sales volumes and favorable pricing.

General Corporate and Other Expenses

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Corporate expenses	$15.8	$14.8	$48.7	$42.8
Amortization of intangibles	7.8	7.8	23.2	21.8
Interest and other expense, net	15.4	13.6	53.3	43.8
Restructuring and related costs	3.1	3.9	8.9	9.8
Acquisition and integration costs	1.0	0.9	5.1	8.0
Sun Care reformulation costs	0.6	0.6	1.7	4.1
Defined benefit settlement loss	—	—	7.2	—
VAT settlement costs	—	—	—	3.4
Legal matters, net (income) expense	(6.8)	(7.5)	(6.3)	(7.5)
SKU rationalization charges	—	22.5	—	22.5
General corporate and other expenses	$36.9	$56.6	$141.8	$148.7
% of net sales	5.7%	9.1%	8.3%	9.1%
For the third quarter of fiscal 2023, corporate expenses were $15.8, or 2.4%, of net sales, compared to $14.8, or 2.4%, of net sales in the prior year third quarter. For the first nine months of fiscal 2023, corporate expenses were $48.7, or 2.8%, of net sales, compared to $42.8, or 2.6%, of net sales in the prior year. For the third quarter of fiscal 2023, the increase in corporate expense was primarily due to higher people costs.

Liquidity and Capital Resources
As of June 30, 2023, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings were $1,352.7 as of June 30, 2023, including $102.7 tied to variable interest rates. Our total borrowings as of September 30, 2022 were $1,424.0. We had outstanding borrowings of $85.0 under the Revolving Credit Facility as of June 30, 2023. Taking into account outstanding letters of credit of $5.9, as of June 30, 2023, $334.1 was available under the Revolving Credit Facility. We had variable-rate international borrowings, recorded in Notes payable, of $17.7 and $19.0 as of June 30, 2023 and September 30, 2022, respectively.
On February 6, 2023, we amended our Revolving Credit Facility to transition from using the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as LIBOR is no longer available as of June 30, 2023.
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
As of June 30, 2023, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Nine Months Ended June 30,
	2023	2022
Net cash from (used by):
Operating activities	$168.3	$72.4
Investing activities	(31.6)	(337.6)
Financing activities	(132.3)	(21.4)
Effect of exchange rate changes on cash	14.3	(11.0)
Net increase (decrease) in cash and cash equivalents	$18.7	$(297.6)
Operating Activities
Cash flow from operating activities was $168.3 during the first nine months of fiscal 2023, compared to $72.4 during the prior year period. The increase in cash flows versus the same period in the prior year was driven by favorable changes in working capital and increased earnings.
Investing Activities
Net cash used by investing activities was $31.6 during the first nine months of fiscal 2023, compared to $337.6 used during the prior year period. Capital expenditures were $31.1 during the first nine months of fiscal 2023, compared to $37.4 in the prior year period. We completed the Acquisition for $309.4, net of cash acquired, in the prior year period. Additionally, we collected $5.0 of proceeds from the sale of the Infant and Pet Care business in the prior year period.
Financing Activities
Net cash used by financing activities was $132.3 during the first nine months of fiscal 2023, compared to $21.4 in the prior year period. During the first nine months of fiscal 2023, we had net repayments of $70.0 under the Revolving Credit Facility, compared to borrowings of $121.0 in the prior year period. We repurchased $45.2 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”) compared to $110.1 in the prior year period. Dividend payments totaled $23.8 in the first nine months of fiscal 2023, compared to $24.7 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $9.0 in the first nine months of fiscal 2023, compared to $10.4 in the prior year period.

Share Repurchases
During the first nine months of fiscal 2023, we repurchased 1.1 shares of our common stock for $45.2. We have 5.4 shares remaining under the Repurchase Plan as of June 30, 2023. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

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
On May 8, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2023. The dividend was paid on July 6, 2023 to stockholders of record as of the close of business on June 7, 2023.
On August 1, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2023. The dividend will be payable on October 4, 2023 to shareholders of record as the close of business on September 7, 2023.
Dividends declared during the nine months ended June 30, 2023 totaled $23.9. Payments made for dividends during the nine months ended June 30, 2022 totaled $23.8.

Commitments and Contingencies
Contractual Obligations
As of June 30, 2023, we had outstanding borrowings of $85.0 under the Revolving Credit Facility. As of June 30, 2023, future minimum repayments of debt were: $85.0 in fiscal 2025, $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2022 Annual Report.
Legal Proceedings
During the three months ended June 30, 2023 the Company settled a legal matter which resulted in a gain of $4.9 related to an intellectual property claim against a third party. This was included in selling, general and administrative (“SG&A”) in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the intellectual property claim settlement during the three months ended June 30, 2023.
Additionally, during the three months ended June 30, 2023, the Company received a favorable court ruling regarding an international VAT matter, which the plaintiff has no ability to appeal. As the Company had previously recorded an accrual for this matter, based on its best estimate of the facts and circumstances at that time, the result of the favorable court ruling was a release of the reserve established which resulted in a gain of $2.2. This was included in SG&A in the Condensed Consolidated Statements of Earnings and Comprehensive Income.
During the three months ended June 30, 2022 the Company settled certain legal matters which resulted in a gain of $7.5 related to intellectual property claims against a third party. This was included in SG&A in the Condensed Consolidated Financial Statements. The Company received payment for the settlement subsequent to June 30, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to Condensed Consolidated Financial Statements. As of June 30, 2023, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on SOFR plus margin. As of June 30, 2023, our outstanding variable-rate debt included $102.7 related to our Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $1.0.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2023	96,369	43.04	75,685	5,669,368
May 1 to 31, 2023	81,828	43.38	81,828	5,587,540
June 1 to 30, 2023	199,577	41.96	199,577	5,387,963
(1)Includes 20,684 shares purchased during the quarter related to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the third quarter of fiscal 2023, we repurchased 357,090 shares under this authorization.
(3)Includes $0.02 per share of brokerage fee commissions.
Item 5. Other Information.

During the three months ended June 30, 2023, our executive officers and directors had no equity trading arrangements nor were there any adoptions, terminations, or modifications to a Rule 10b5-1 equity trading plan or any non-Rule 10b5-1 equity trading arrangements as defined in Item 408 of Regulation S-K.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets at June 30, 2023 and September 30, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*Filed herewith.
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer
(principal financial officer)

Date:	August 3, 2023