Form 10-K
period 2023-09-30
EDGEWELL PERSONAL CARE Co
filed 2023-11-28
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $2,150,494,711.

The number of shares of the registrant’s common stock outstanding as of October 31, 2023 was 50,021,331.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2023, are incorporated by reference into Part III of this report.

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
In 2003, we completed the acquisition of the Schick-Wilkinson Sword business (“SWS”) from Pfizer, Inc., the second largest manufacturer and marketer of men’s and women’s wet shave products in the world at that time. Our portfolio of wet shave products includes: Hydro® and Quattro® men’s shaving systems; Hydro Silk®, Quattro for Women®, Intuition® and Silk Effects® Plus women’s shaving systems; and the Hydro, Quattro, Xtreme 3®, Slim Twin®, Slim Triple®, Skintimate and Extra3™ disposables. SWS has over 100 years of history in the shaving products industry with a reputation for high quality and innovation in shaving technology. SWS products are sold throughout the world.
In 2007, we acquired Playtex Products, Inc. (“Playtex”), a leading manufacturer and marketer of well-recognized brands such as Playtex® feminine care products, Wet Ones® pre-moistened wipes, and Banana Boat® and Hawaiian Tropic® sun care products, thereby expanding our branded consumer products portfolio.
In 2009, we completed the acquisition of the Edge® and Skintimate® shave preparation brands from S.C. Johnson & Son, Inc., adding market leading United States-based (“U.S.”) shave preparation brands to our existing wet shave product portfolio. In 2010, we completed the acquisition of American Safety Razor, LLC (“ASR”), a leading global manufacturer of private label and value wet shaving razors and blades and specialty blades.
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
In recent years, we have entered the men’s grooming and skin care markets through several acquisitions. On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited (“Bulldog”), a men’s grooming and skincare company based in the United Kingdom (“U.K.”). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a men’s luxury skincare company based in the U.S. On September 2, 2020, we completed the acquisition of Cremo Holding Company, LLC (“Cremo”), a U.S.-based masstige men’s grooming brand. On November 29, 2021, we completed the acquisition of Billie, a high-quality shaving and premium body care brand which strengthens our women’s Wet Shave and grooming product portfolio (the “Billie Acquisition”). These more recent acquisitions have created opportunities to expand our personal care portfolio into the growing, global grooming category, and have allowed us to leverage our international geographic footprint.

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

Wet Shave
Wet Shave products are sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Billie®, Shave Guard and our custom brands group (formerly sold under our Shave Guard and Personna® brands). We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. While we market our wet shave products throughout the world, our primary markets are the U.S., Canada, Japan, Germany, France and the U.K. We believe we hold the number two global market share position in wet shaving. The category is highly competitive, with brands vying for consumer loyalty and retail shelf space.
In fiscal 2022, we completed the acquisition of Billie, adding the growing woman’s brand to our portfolio of products. Billie’s strong direct-to-consumer and digital capabilities have underpinned its strong growth, which positioned the brand well for its initial expansion into U.S. brick-and-mortar in 2022. The Billie brand complements and strengthens Edgewell’s position in the women’s shaving category, adding to our portfolio of strong brands such as Schick Intuition, Hydro Silk and Skintimate.
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
We have acquired a portfolio of men’s grooming skin care products that have grown under our direction. Our Bulldog skincare products are purpose-built for men and were created to work simply and efficiently while dealing with issues specific to men’s skin. Since acquiring Bulldog, we have expanded sales geographically and we continue to commit resources to further growth and distribution for the brand. We acquired the Jack Black brand and obtained a footprint in the luxury men’s skincare market and continue to use resources at our disposal to grow the Jack Black brand globally. Our Cremo products compete in the masstige category for men’s grooming, and offer a complete line of “barber quality” beard, hair and skin care products.

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

Wet Shave
The global shaving products category is comprised of wet shave blades and razors, electric shavers and shaving gels and creams. With our established brands and product lines and global presence, we believe we compete effectively in this market. Our principal competitors in the global wet shave business are: The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment; Bic Group, which is expanding beyond its historical strength in the disposable segment; and Dorco, which competes primarily in the private label segment. We also compete with newer entrants to the Wet Shave market for both DTC online and traditional retail shelf space including Unilever (Dollar Shave Club brand), Harry's, Perio (Barbasol and PureSilk brands), Beiersdorf (Nivea branded women’s wet shave product in Germany) and numerous other online start-ups.

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
Sales and Distribution
Our products are marketed primarily through a direct sales force and supplemented by strategic exclusive and non-exclusive distributors and wholesalers. In the U.S., Japan and larger markets in Western Europe and Latin America, we have dedicated commercial organizations, reflecting the scale and importance of these businesses to our Company. In several countries where we do not have dedicated commercial organizations, we utilize third-party distributors and wholesalers. As a result of increased competition through the expansion of online markets, we have established e-commerce operations across several business lines, including global Schick.com websites providing men’s and women’s shaving products, Bulldog, Jack Black and Billie DTC sites, an acceleration of e-commerce sales in China through our partnership with T-Mall. We distribute our products to consumers through numerous retail locations worldwide, including mass merchandisers and warehouse clubs, food, drug and convenience stores, and military stores.

Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Walmart Inc. and its subsidiaries (“Walmart”), as a group, account for more than 10% of our consolidated annual net sales. Walmart accounted for approximately 19.4% of our net sales in fiscal 2023. Purchases by Walmart included products from all of our segments. Target Corporation represented approximately 9.4% of net sales for our Sun and Skin Care segment and 10.0% for our Feminine Care segment, respectively.
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
As of September 30, 2023, we owned, either directly or beneficially, approximately 370 unexpired U.S. patents, which have a range of expiration dates from October 2023 to February 2040, and we had approximately 55 pending U.S. patent applications. We routinely prepare additional patent applications for filing in the U.S. and actively pursue foreign patent protection in various countries. As of September 30, 2023, we owned, either directly or beneficially, approximately 1,187 foreign patents, having a range of expiration dates from October 2023 to August 2048, and we had approximately 125 pending patent applications in foreign countries.
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
We believe that our facilities and products are in substantial compliance with current applicable laws and regulations.

Sustainability
Edgewell’s Sustainable Care 2030 strategy provides a roadmap for delivering on our ambitions and guides us to ensure that we are a successful and responsible business not just today, but for generations to come.
Unveiled in 2020, our Sustainable Care 2030 strategy includes clear targets across our brands, operations and supply chain, as well as our workforce and communities. These 2030 targets include (i) 100% renewable electricity use and carbon neutrality across our global operations; (ii) reducing use of virgin petroleum-based plastic content in products and packaging; (iii) using 100% recyclable, compostable or reusable plastic packaging; and (iv) reducing waste by 10% and pursuing zero waste to landfill across production facilities.
We are making significant progress on our goals, including in priority areas such as sustainable products and packaging, ingredient stewardship and transparency, responsible sourcing, reducing waste, protecting the health and safety of our teammates, and embracing diversity, equity, and inclusion across the organization, among others. However, there is no guarantee that we will achieve our environmental sustainability priorities in whole or in part on or before 2030.
Additional information related to our social and environmental sustainability matters can be found at www.edgewell.com/pages/sustainability. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

Human Capital
Employee Profile
At Edgewell, we are committed first and foremost to people: our employees, the consumers who use our products, the suppliers and retailers who partner with us, and the communities in which we operate. As of September 30, 2023, we had approximately 6,800 employees, with 2,200 based in the United States. Certain of our employees outside of the U.S. are represented by unions or works councils. We have cultivated a culture that is centered around our guiding purpose of Making Useful Things Joyful, supported by a set of values and behaviors that guide organizational actions and decisions, underpinned by a focus on diversity, equity, and inclusion.
We believe our foundational values of “People First,” “Move Forward,” “Listen Up and Speak Up” and “Own It Together” support a culture of celebration, agility, authenticity, and collaboration. This culture promotes trust and teamwork, which results in bold and aggressive goals, smart risks, and an environment where innovation and ideation thrive. We continue to reinforce our foundational values through several key initiatives:
•Our performance management process provides for increased accountability to model our values by incorporating a ‘360-degree Values Assessment’ that evaluates each employee’s performance not only on the results achieved, but on how they achieve them.
•In 2021, we launched an internal global recognition and service anniversary platform, InspireJOY, an online tool used to recognize service milestones and for those exhibiting our values through recognition awards from managers and peers. Since launch, we have seen over 100,000 recognition moments.
Employee Wellness and Safety
The wellness of our people remains a primary focus and we believe that the most productive people are those who are at their best, both physically and mentally. Our employees have access to several programs related to employee wellness including onsite biometric screening; cancer screening; weight loss programs and education; mental and emotional health awareness and support; and work-life balance through flextime, remote and hybrid working arrangements and parental leave, among others. As we face new variants, we continue to monitor the Novel Coronavirus 2019 (“COVID-19”) infection rates at all our locations and implement protocols such as the use of masks, when necessary, in order to protect our employees.
We believe that developing and maintaining a strong safety culture in one of the major keys to our continued success. To this end, in fiscal 2023, we implemented a multi-year objective for all sites to achieve either OSHA VPP (US sites) or ISO 45001 (Safety & Health Management Systems). Additionally, facilities have continued an existing machine safety program and assessment initiative, including completing any remaining assessments and implementing fixes for identified items. Finally, our manufacturing sites have revitalized their “Alive and Well” program and initiatives over the last year with some facilities rolling the program out to other levels in their organization.
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
Diversity, Equity and Inclusion
We remain committed to creating a work environment where every individual feels respected, connected, valued, and empowered. We continually look for ways to support the global workforce, our consumers, and the communities we serve. We recruit the best people for the job regardless of gender, race, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign, and local laws relating to discrimination in the workplace. Our diversity, equity, and inclusion (“DEI”) principles are also reflected in our values and behaviors, and in particular with our policies against harassment or bullying. We will continue to evolve our DEI policies to support all individuals who make up our teams.
During 2023, we advanced our focus on DEI through many specific actions including:
•Our CEO continued his commitment through the CEO Action for Diversity & Inclusion™, a coalition uniting business leaders to advance DEI in the workplace through education, training, dialogue and action.
•We continue with our commitment to a diverse and inclusive Board of Directors. Edgewell seeks to maintain a Board comprised of talented and dedicated directors with a mix of experience, skills and backgrounds collectively reflecting the strategic needs of the business and the nature of the environment in which the Company operates.
•We have partnered with Out & Equal Workplace advocates to support our organization as we create a culture of belonging for all and to help LGBTQ+ people thrive in the workplace.
•Our Director of DEI is leading and advancing our global DEI strategy as well as supporting our Teammate Resource Groups who remain focused on influencing Edgewell’s inclusive culture for everyone.
•To continue with the Mitigating Bias training that is delivered to the organization in English, we have offered training globally where teammates could attend in their local language. In addition, we provide opportunities for our teammates to receive mini lessons on issues that are important to them.
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
Teammate Experience
We understand that to attract and retain great people, we must listen to and engage them regularly. Each year, we conduct an anonymous employee experience survey to gauge our progress and identify the areas in the employee experience where we excel and areas for improvement. For the survey conducted in June 2023, our overall positivity score was 76% with 6,186 employees interacting with the survey. For 2023, we updated and revised our questions along with leveraging a new survey tool. When comparing to 2022, there was an increase of 15% in employee participation and slight improvement in positivity.
Global Actions that were implemented in the fiscal year 2023 focused on helping employees with prioritization and included:
•Brought awareness to the Global Leadership Team (GLT) Goal Alignment process during the Continuous Performance cycle where part of the process included agreement on Enterprise priorities that performance goals will be developed against. This is meant to gain alignment and prioritization around initiatives and be focused on where we will spend our time.
•Assisted People Managers with support material and direction to help prioritization work through discussions at Continuous Performance Quarterly Check-ins.
•Reintroduced our ‘How We Meet’Ways of Working toolkit with an emphasis on meeting protocols.
In addition to global themes, our employee experience results identified diverse priorities at the functional, country, and team levels. Our goal is to support our People Managers in taking accountability for their results and to empower them to make changes at a local level to improve the employee experience.

Executive Officers
Set forth below are the names and ages as of September 30, 2023, and current positions of our executive officers.

Name	Age	Title
Rod R. Little	54	Chief Executive Officer
Daniel J. Sullivan	54	Chief Financial Officer, President Europe and Latin America
Paul R. Hibbert	54	Chief Supply Chain Officer
John N. Hill	60	Chief Human Resources Officer
LaTanya Langley	48	Chief Legal Officer and Corporate Secretary
Eric O’Toole	56	President, North America
Robert A. Schmidt	46	Chief Accounting Officer
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
Daniel J. Sullivan has served as Chief Financial Officer since April 1, 2019, and effective October 1, 2022 Mr. Sullivan also serves as President, Europe and Latin America. Prior to joining Edgewell, Mr. Sullivan served as Executive Vice President and Chief Financial Officer of Party City Holdco Inc. Previously, Mr. Sullivan spent six years, from 2010 to 2016, with Ahold USA Inc., where he held positions of increasing responsibility within their control and finance divisions, ultimately serving as Executive Vice President and Chief Financial Officer from 2013 to 2016. Prior to that, Mr. Sullivan spent 13 years at Heineken N.V, most recently as the Chief Financial and Operating Officer of Heineken USA. Mr. Sullivan is a certified public accountant.
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
Robert A. Schmidt has served as Chief Accounting Officer since January 16, 2023. Prior to joining Edgewell, Mr. Schmidt was Chief Accounting Officer of ADC Therapeutics SA, a publicly traded commercial-stage biotechnology company. Prior to his current role, Mr. Schmidt served as Chief Accounting Officer at Newell Brands, Inc. from March 2019 to August 2020 and as Assistant Corporate Controller at Celgene Corporation from 2016 to 2019. Previously, he held roles of increasing responsibility in the finance organization at Tyco International including Vice President and Controller, Assistant Controller, and Senior Director of External Reporting. Mr. Schmidt spent the early part of his career in public accounting with PricewaterhouseCoopers LLP and is a certified public accountant.

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

Our Company may be named a party to legal proceedings or may be subject to product liability or other claims that can result in significant expenses, fines, product recalls or withdrawals and reputational damage, which would affect our results of operations and financial condition.

In the ordinary course of business, the Company and its subsidiaries are subject to numerous claims and lawsuits involving various issues such as patent disputes, current and historical product liability claims; claims that our product manufacturing, sales, and marketing practices violate various consumer protection laws both in the U.S. and internationally; and claims arising out of alleged defects in our products, including property damage, bodily injury or other adverse effects. While the Company believes it has substantial defenses in these matters, it is not feasible to predict the ultimate outcome of litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, including matters where the Company could be held jointly and severally liable among other defendants. In addition to the risk of monetary judgments not covered by insurance, product liability claims could result in negative publicity that could harm our products’ reputation and in certain cases require a product recall. Product recalls or product liability claims, and any subsequent remedial actions, could have a material adverse effect on our business, reputation, brand value, results of operations and financial condition.

Litigation, in general, and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these matters may include large numbers of plaintiffs, may involve parties seeking large or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. Although we maintain product liability insurance, this insurance does not cover all types of claims, particularly claims other than those involving personal injury or property damage or claims that exceed the amount of insurance coverage. Further, we may not be able to maintain such insurance in sufficient amounts, on desirable terms, or at all, in the future.

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
Walmart, together with its subsidiaries, is our largest customer, accounting for approximately 19.4% of our net sales in fiscal 2023. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may decrease their level of purchases from us at any time. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing retailer customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.

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
•the failure to maintain employee morale and retain key employees while implementing benefit changes and reductions in the workforce; and
•identification of potential synergies in our manufacturing footprint
Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these initiatives and, if we do not, our business and results of operations may be adversely affected.

We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
Our businesses are conducted on a worldwide basis, with nearly 41% of our net sales in fiscal 2023 originating outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:
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
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Billie, Edge, Skintimate, Playtex, Wet Ones, Banana Boat, Hawaiian Tropic, Bulldog, Cremo, Jack Black, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve or have a negative impact on our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage one or several of our brands, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands’ reputation and, consequently, our products’ sales.

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
Our access to capital markets to raise funds through the sale of debt or equity securities is subject to various factors, including general economic and financial market conditions. Significant reduction in market liquidity conditions could impact access to funding and increase associated borrowing costs, which could reduce our earnings and cash flows. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business plan and strategy.
Our access to debt financing at competitive risk-based interest rates is partly a function of our credit ratings. The major credit rating agencies periodically evaluate our creditworthiness and have assigned us credit ratings. These ratings are based on a number of factors, which include our financial strength and financial policies as well as our strategies, operations and execution. A downgrade to our credit ratings could have a material impact on our business, including increasing our interest rates, limiting our access to public debt markets, limiting the institutions willing to provide us credit facilities, more restrictive credit arrangements and making any future credit facilities or credit facility amendments more costly and difficult to obtain.

We have a substantial level of indebtedness and are subject to various covenants relating to such indebtedness, which could limit our discretion to operate and grow our business.
As of September 30, 2023, our debt level was approximately $1.4 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business. Approximately $1.3 billion (90%) of our debt balance as of September 30, 2023 is borrowed at fixed interest rates ranging from 4.125% to 5.50% with maturity dates in 2028 and thereafter.
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

Our Revolving Credit Facility (See Liquidity and Capital Resources for details) contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, restrictions on liens on the assets of the Company and our subsidiaries, transactions with affiliates and dispositions. The breach of any of these covenants could result in a default under the Revolving Credit Facility, as defined below. In addition, the Revolving Credit Facility contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Revolving Credit Facility could be accelerated and the lenders thereunder could foreclose on their security interests in the assets of the Company and certain of our subsidiaries.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.
We have completed a number of acquisitions, and we expect to continue making acquisitions if appropriate opportunities arise. Acquisitions could be a key use of our cash and a potential driver of future growth. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive valuations, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Our size relative to other companies in our industry may make completing desirable acquisitions more challenging.
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
The Company has several defined benefit pension plans covering employees in the U.S. and certain employees in other countries. The funding obligations for our pension plans are impacted by the performance of the financial markets, interest rates and governmental regulations. While the pension benefit earned to date by active participants under our legacy U.S. pension plan was frozen effective January 1, 2014, and retirement service benefits no longer accrue under this retirement program, and in 2023, under our Canadian defined benefit pension plan, we derecognized the assets and projected benefit obligation, our pension obligations are expected to remain significant. If the investment of plan assets does not provide the expected long-term returns, if interest rates or other assumptions change, or if governmental regulations change the timing or amounts of required contributions to the plans, we could be required to make additional pension contributions which may have an adverse impact on our liquidity, our ability to comply with debt covenants and may require recognition of increased expense within our financial statements.

Item 1C. Cybersecurity.
Not Applicable.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of September 30, 2023, we owned or leased 49 properties, 28 in the U.S. and 21 globally. Ten of these properties are used as production plants consisting of 1.8 million square feet that is owned and 0.6 million square feet that is leased. Five of these plants are located in the U.S., and five are in other countries. Six of these plants are used exclusively by our Wet Shave segment, one by our Feminine Care segment, two by our Sun and Skin Care segment and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 14 warehouses consisting of 0.1 million square feet that is owned and 0.8 million square feet that is leased. We operate from 24 different offices throughout the world, totaling 0.3 million square feet, all of which are leased, and includes our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.
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
There were approximately 4,540 shareholders of record of our common stock as of October 31, 2023.

Issuer Purchases of Equity Securities
In January 2018, our Board of Directors approved an authorization to repurchase up to 10.0 million shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. The following table sets forth the purchases of our Company’s securities by our Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	80,892	$39.19	80,892	5,307,071
August 1, 2023 to August 31, 2023	314,622	$38.51	314,622	4,992,449
September 1, 2023 to September 30, 2023	381,722	$38.50	381,772	4,610,677
(1)There were no shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions.
During fiscal 2023, we repurchased 1,865,353 shares of common stock under the share repurchase authorization from January 2018 for $75.2 million. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2023, we repurchased 227,332 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
During the quarter ended September 30, 2023, our executive officers and directors had no equity trading arrangements nor were there any adoptions, terminations, or modifications to a Rule 10b5-1 equity trading plan or any non-Rule 10b5-1 equity trading arrangements as defined in Item 408 of Regulation S-K.

Performance Graph
The following graph compares the cumulative five-year total return provided to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions) is assumed to have been made in our common stock and in each of the indices on September 30, 2018 and its relative performance is tracked through September 30, 2023. These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock, nor is our historical common stock price performance necessarily indicative of our future common stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Edgewell Personal Care Company, the S&P Midcap 400 Index, and the S&P Household Products Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/18
9/19
9/20
9/21
9/22
9/23
Edgewell
S&P Midcap 400
S&P Household Products

    * $100 invested on September 30, 2018 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.
.

	9/18	9/19	9/20	9/21	9/22	9/23
Edgewell Personal Care Company	$100.00	$70.28	$60.31	$78.52	$80.90	$79.95
S&P Midcap 400	$100.00	$95.84	$92.16	$130.75	$109.11	$123.89
S&P Household Products	$100.00	$135.46	$150.26	$151.73	$132.47	$142.05

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except per share data)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included in this Annual Report on Form 10-K. The fiscal 2022 amounts have been revised to reflect the immaterial revisions described in Item 8 - Note 1 and Note 19, in the notes to our Consolidated Financial Statements. In addition, the fiscal 2023 amounts have been updated from those preliminarily reported in our earnings release, dated November 9, 2023, as a result of the immaterial revisions to both the three-months ended and fiscal year ended September 30, 2023, as described in Item 8 - Note 1. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors and “Forward-Looking Statements” included within this Annual Report on Form 10-K.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude certain costs deemed non-recurring in nature. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given the various significant events, including restructuring projects and recent acquisitions, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency. The following provides additional detail on our non-GAAP measures for the periods presented:
•We analyze net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency and the impact of acquisitions and divestitures:
◦Organic net sales was unfavorably impacted in fiscal 2022 and 2023 by the Billie Acquisition as sales that were previously reported as third party sales to Billie were included as inter-company sales. Organic net sales for fiscal 2021 was impacted by the Cremo acquisition and the divestiture of the Infant and Pet Care products.
◦Segment profit was unfavorably impacted in fiscal 2022 as a result of a change in the timing of profit recognition due to the Billie Acquisition. Subsequent to the acquisition of Billie, profit previously earned on sales to Billie was deferred until Billie sold to a third party.
◦Segment profit will be impacted by fluctuations in translation and transactional foreign currency. The impact of currency was applied to segments using management’s best estimate.
•We utilize “adjusted” non-GAAP measures including gross profit, SG&A, operating income, income taxes, net earnings, and diluted earnings per share internally to make operating decisions. The following items are excluded when analyzing non-GAAP measures: restructuring and related costs, acquisition and integration costs, Sun Care reformulation, SKU rationalization, pension settlement expense, income from resolution of legal matters, VAT settlement costs, cost of early debt retirement and at times management excludes other costs and income.
All comparisons are with the same period in the prior year, unless otherwise noted.
Significant Events
Acquisitions
On November 29, 2021, we completed the acquisition of Billie, a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women, for a purchase price of $309.4, net of cash acquired, utilizing a combination of cash on hand and drawing on our U.S. revolving credit facility maturing in 2025 between the Company and Bank of America, N.A., as administrative agent, and lenders parties thereto (the “Revolving Credit Facility”). As a result, Billie became a wholly owned subsidiary of the Company. Refer to Note 3 of Notes to the Consolidated Financial Statements for further discussion.

Executive Summary
The following is a summary of key results for fiscal 2023, 2022 and 2021. Net earnings and diluted earnings per share (“EPS”) for the time periods presented were impacted by restructuring and related costs, acquisition and integration costs, SKU Rationalization, Sun Care reformulation, income from resolution of legal matters, pension settlement expense, VAT settlement costs, cost of early debt retirement and other costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided below as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, which are non-GAAP measures.

Fiscal 2023
•Net sales in fiscal 2023 increased $79.9, or 3.7%, to $2,251.6, including a net benefit of $12.0 or 0.6% from the acquisition of Billie and a $26.1 or 1.2% unfavorable impact due to currency movements. Organic net sales increased $94.0, or 4.3%, reflecting growth in all segments, as increased pricing was only partly offset by a slight decrease in volumes. International markets increased 6.2%, reflecting both volume and price gains and were driven by strong double digit growth in Sun and Skin Care, and low single digit growth in Wet Shave. North America markets increased 3.3%, with growth in Sun Care, Feminine Care, Grooming and Wet One’s partly offset by a slight decline in Wet Shave.
•Net earnings for fiscal 2023 increased $15.2, or 15.3% to $114.7. On an adjusted basis, net earnings for fiscal 2023 decreased 2.9% to $134.5. Adjusted net earnings decreased primarily due to unfavorable currency movements.
•Diluted net earnings per share during fiscal 2023 was $2.21 compared to earnings of $1.85 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share during fiscal 2023 were $2.59 compared to $2.58 in the prior year.

	Year Ended September 30, 2023
	Gross Profit	SG&A	Operating Income	EBIT	Income Taxes	Net Earnings	Diluted EPS
GAAP - Reported	$940.8	$409.6	$227.0	$147.7	$33.0	$114.7	$2.21
Restructuring and related costs	0.2	0.3	17.1	17.1	4.4	12.7	0.24
Acquisition and integration costs	—	7.5	7.5	7.5	1.8	5.7	0.11
SKU rationalization	(1.7)	—	(1.7)	(1.7)	(0.4)	(1.3)	(0.03)
Sun Care reformulation (1)	(1.4)	—	1.9	1.9	0.5	1.4	0.03
Legal matters, net income	—	(6.3)	(6.3)	(6.3)	(1.5)	(4.8)	(0.09)
Pension settlement expense	—	—	—	7.9	2.1	5.8	0.11
Other costs	—	0.4	0.4	0.4	0.1	0.3	0.01
Total Adjusted Non-GAAP	$937.9	$407.7	$245.9	$174.5	$40.0	$134.5	$2.59

GAAP as a percent of net sales	41.8%	18.2%	10.1%	GAAP effective tax rate		22.3%
Adjusted as a percent of net sales	41.7%	18.1%	10.9%	Adjusted effective tax rate		23.0%
(1) Also includes pre-tax research and development (“R&D) costs of $3.3 related to the reformulation, recall, and destruction of certain Sun Care products

	Year Ended September 30, 2022
	Gross Profit	SG&A	Operating Income	EBIT	Income Taxes	Net Earnings	Diluted EPS
GAAP - Reported	$880.5	$389.1	$182.3	$124.1	$24.6	$99.5	$1.85
Restructuring and related costs	0.1	0.8	16.2	16.2	4.2	12.0	0.23
Acquisition and integration costs	0.8	9.1	9.9	9.9	1.3	8.6	0.16
SKU rationalization	22.5	—	22.5	22.5	5.5	17.0	0.32
Sun Care reformulation	3.5	—	4.6	4.6	1.2	3.4	0.06
Legal matters, net income expense	—	(7.5)	(7.5)	(7.5)	(1.8)	(5.7)	(0.11)
Value-added tax settlement costs	—	3.4	3.4	3.4	1.1	2.3	0.04
Pension settlement expense	—	—	—	1.8	0.4	1.4	0.03
Total Adjusted Non-GAAP	$907.4	$383.3	$231.4	$175.0	$36.5	$138.5	$2.58

GAAP as a percent of net sales	40.5%	17.9%	8.4%	GAAP effective tax rate		19.9%
Adjusted as a percent of net sales	41.8%	17.6%	10.7%	Adjusted effective tax rate		20.9%

	Year Ended September 30, 2021
	Gross Profit	SG&A	Operating Income	EBIT	Income Taxes	Net Earnings	Diluted EPS
GAAP — Reported	$951.2	$391.2	$239.9	$147.1	$29.3	$117.8	$2.13
Restructuring and related charges	0.6	8.7	30.1	30.1	7.5	22.6	0.41
Acquisition and integration costs	1.3	7.1	8.4	8.4	2.1	6.3	0.12
Sun Care reformulation	1.1	—	1.1	1.1	0.3	0.8	0.01
Cost of early retirement of long-term debt	—	—	—	26.1	6.4	19.7	0.36
UK tax rate increase	—	—	—	—	(0.3)	0.3	—
Total Adjusted Non-GAAP	$954.2	$375.4	$279.5	$212.8	$45.3	$167.5	$3.03

GAAP as a percent of net sales	45.6%	18.7%	11.5%	GAAP effective tax rate		19.8%
Adjusted as a percent of net sales	45.7%	18.0%	13.4%	Adjusted effective tax rate		21.2%
For further discussion of these items refer to Note 18 of Notes to Consolidated Financial Statements.
Operating Results
The following table presents changes in net sales for fiscal 2023 and 2022, as compared to the corresponding prior year period, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
For the Years Ended September 30,
	2023	%Chg	2022	%Chg
Net sales - prior year	$2,171.7		$2,087.3
Organic	94.0	4.3%	80.4	3.9%
Impact of Billie acquisition, net	12.0	0.6%	74.9	3.6%
Impact of currency	(26.1)	(1.2)%	(70.9)	(3.5)%
Net sales - current year	$2,251.6	3.7%	$2,171.7	4.0%
For fiscal 2023, net sales were $2,251.6, an increase of $79.9, or 3.7%, including a net benefit of $12.0 or 0.6% from the acquisition of Billie and a $26.1, or 1.2% unfavorable impact due to currency movements. Organic net sales increased $94.0, or 4.3%, reflecting growth in all segments, as increased pricing was only partially offset by a slight decrease in volumes. International markets increased 6.2%, driven by strong double digit growth in Sun and Skin Care and a low single digit growth in Wet Shave. North America markets increased 3.3%, with growth in Sun Care, Feminine Care, Grooming and Wet One’s partially offset by a slight decline in Wet Shave.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $940.8 in fiscal 2023, as compared to $880.5 in fiscal 2022, an increase of $60.3, or 6.8%, including a $33.7 unfavorable impact from currency movements. Gross margin as a percent of net sales for fiscal 2023 was 41.8% compared to 40.5% in the prior year period. Contributing to the increase were higher sales and the absence of a $22.5 charge within Cost of products sold in the prior year period for the write-off of inventory for certain Wet Ones SKUs and a related contract termination charge. Adjusted gross margin as a percent of net sales was 41.7% compared to 41.8% in the prior year period. The decrease of 10-basis points as productivity savings of 230-basis points and the benefit from higher pricing of 305-basis points were more than offset by gross inflationary pressures of approximately 400-basis points and 55-basis points of negative mix.

Selling, General and Administrative Expense
SG&A was $409.6, or 18.2%, of net sales in fiscal 2023 compared to $389.1, or 17.9%, of net sales in the prior year period primarily due to higher people costs and travel expenses. Adjusted SG&A as a percent of net sales was 18.1%, an increase of 50-basis points, as higher incentive compensation, people costs and travel expense was only partially offset by the benefits of leverage, savings from ongoing operational efficiency programs and favorable currency movements.

Advertising and Sales Promotion Expense
For fiscal 2023, A&P was $229.1, down $9.2, or 3.9%, compared to fiscal 2022. A&P as a percent of net sales was 10.2% for fiscal 2023, compared with 11.0% in fiscal 2022. The decrease in A&P was primarily due to lower media spend and agency fees partially offset by higher investment in Feminine Care.

Research and Development Expense
Research and development expense (“R&D”) was $58.5 in fiscal 2023, an increase of $3.0, or 5.4%, compared to the prior year. As a percent of net sales, R&D remained flat at 2.6%.

Interest Expense Associated with Debt
Interest expense associated with debt for fiscal 2023 was $78.5, an increase of $7.1, or 9.9%, as compared to $71.4 in fiscal 2022. The increase in interest expense was the result of higher interest rates and a higher overall debt balance on the Company’s Revolving Credit Facility compared to fiscal 2022.

Other Expense (income), Net
Other expense (income), net was income of $0.8 in fiscal 2023 compared to income of $13.2 in fiscal 2022, which included currency hedge and remeasurement gains of $12.7 in fiscal 2023 compared to $11.5 in fiscal 2022. Current year expense includes higher accounts receivable factoring costs, higher pension expense in the current year, including the loss on the settlement of the Canada Plan of $7.9 compared to a pension benefit in the prior year.

Income Tax Provision
Income taxes, which include federal, state and foreign taxes, were 22.3% and 19.9% of Earnings before income taxes in fiscal 2023 and 2022, respectively. On an adjusted basis, the effective tax rate for fiscal 2023 was 23.0% compared to 20.9% in the prior year. The fiscal 2023 effective tax rate reflects an unfavorable mix of earnings in low tax jurisdictions with an increase in valuation allowances partially offset by favorable discrete items including the impact of a change in our prior estimates.
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

Operating Model Redesign
In fiscal 2023, the Company is continuing to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency. As a result of these actions, we incurred charges of approximately $17.1 in fiscal 2023, primarily related to employee severance, project implementation and other exit costs.

Segment Results
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, amortization of intangible assets, and costs associated with restructuring charges, acquisition and integration costs, SKU rationalization, and other non-standard expenses. The exclusion of such changes from segment results reflects management’s view on how it evaluates segment performance. Financial items, such as interest income and expense, are managed on a global basis at the corporate level.
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
The following tables present changes in segment net sales and segment profit for fiscal 2023 and 2022, as compared to the corresponding prior year periods, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of Segment profit to Earnings before income taxes, see Note 18 of Notes to Consolidated Financial Statements. Net sales and segment profit activity related to Billie products were included in the Wet Shave segment for the post-acquisition period.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,
	2023	%Chg	2022	%Chg
Net sales - prior year	$1,242.5		$1,215.9
Organic	0.6	—%	14.3	1.2%
Impact of Billie acquisition, net	12.0	1.0%	74.9	6.2%
Impact of currency	(24.2)	(1.9)%	(62.6)	(5.2)%
Net sales - current year	$1,230.9	(0.9)%	$1,242.5	2.2%
Wet Shave net sales for fiscal 2023 was $1,230.9, a decrease of $11.6, or 0.9%, as compared to the prior year period, including $24.2 or 1.9% decline due to unfavorable impact from currency, partially offset by an increase of $12.0, or 1.0%, from the Billie Acquisition. Organic net sales were flat with an increase of $0.6, or 0.0%. Organic net sales were primarily impacted by increases in Women’s Systems, Disposables, and Men’s Shave Preps, offset by declines in Men’s Systems and Women’s Shave Preps. Organic net sales in International markets increased 1.2% compared to declines in North America of 1.1%.

Segment Profit - Wet Shave
For the Years Ended September 30,
	2023	%Chg	2022
Segment profit - prior year	$174.5		$221.5
Organic	9.3	5.3%	(21.2)	(9.5)%
Impact of Billie acquisition, net	—	—%	(6.8)	(3.1)%
Impact of currency	(25.5)	(14.6)%	(19.0)	(8.6)%
Segment profit - current year	$158.3	(9.3)%	$174.5	(21.2)%
Wet Shave segment profit for fiscal 2023 was $158.3, a decrease of $16.2, or 9.3%. Organic segment profit increased $9.3, or 5.3% primarily driven by growth in International markets and was partially offset by unfavorable impact from currency.

Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,
	2023	%Chg	2022	%Chg
Net sales - prior year	$638.5		$585.3
Organic	68.1	10.7%	61.4	10.5%
Impact of currency	(1.1)	(0.2)%	(8.2)	(1.4)%
Net sales - current year	$705.5	10.5%	$638.5	9.1%
Sun and Skin Care net sales for fiscal 2023 was $705.5, an increase of $67.0, or 10.5%. Organic net sales increased $68.1, or 10.7%, with organic net sales in International markets increasing 29.9% with the impact of favorable pricing and higher volumes. North America markets increased 5.8% with strong growth with favorable volumes in Grooming and Wet One’s and favorable pricing in Sun Care.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,
	2023	%Chg	2022	%Chg
Segment profit - prior year	$108.8		$99.0
Organic	28.7	26.4%	11.4	11.5%
Impact of currency	(0.1)	(0.1)%	(1.6)	(1.6)%
Segment profit - current year	$137.4	26.3%	$108.8	9.9%
Sun and Skin Care segment profit for fiscal 2023 was $137.4, an increase of $28.6, or 26.3%. Organic segment profit increased $28.7, or 26.4% driven by increased net sales and gross margin from favorable volumes of Sun Care products and Grooming, partially offset by higher commodity costs.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,
	2023	%Chg	2022	%Chg
Net sales - prior year	$290.7		$286.1
Organic	25.3	8.7%	4.7	1.6%
Impact of currency	(0.8)	(0.3)%	(0.1)	—%
Net sales - current year	$315.2	8.4%	$290.7	1.6%
Feminine Care net sales for fiscal 2023 was $315.2, an increase of $24.5, or 8.4%. Organic segment net sales increased $25.3, or 8.7%, with growth in North America markets of 8.0% driven largely by pricing.

Segment Profit - Feminine Care
For the Years Ended September 30,
	2023	%Chg	2022	%Chg
Segment profit - prior year	$31.5		$37.5
Organic	19.2	61.0%	(5.9)	(15.7)%
Impact of currency	(1.0)	(3.2)%	(0.1)	(0.3)%
Segment profit - current year	$49.7	57.8%	$31.5	(16.0)%
Feminine Care segment profit for fiscal 2023 was $49.7, an increase of $18.2, or 57.8%. The increase is primarily due to favorable pricing offset by higher marketing expense.

General Corporate and Other Expenses

	Fiscal Year
	2023	2022
General corporate and other expenses	$(68.7)	$(54.0)
Restructuring and related costs	(17.1)	(16.2)
Acquisition and integration planning costs	(7.5)	(9.9)
SKU rationalization	1.7	(22.5)
Sun Care reformulation	(1.9)	(4.6)
Legal matters, net income	6.3	7.5
Value- added tax settlement costs	—	(3.4)
Pension settlement expense	(7.9)	(1.8)
Other	(0.4)	—
General corporate and other expenses	$(95.5)	$(104.9)
% of net sales	(4.2)%	(4.8)%
For fiscal 2023, general corporate expenses were $68.7, an increase of $14.7 as compared to fiscal 2022.
In fiscal 2022, we recorded a charge of $22.5 relating to the write-off of inventory and related contract termination charges associated with a third-party co-manufacturer. During fiscal 2023, the Company released a reserve of $1.7 related to certain accrued expenses associated with the write-off of inventory for certain Wet Ones SKUs. This charge was included in Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.
In fiscal 2023, the Company recorded a charge of $7.9 related to the wind-up of its Canadian defined benefit pension plan. For further information see Note 12 of Notes to Consolidated Financial Statements.
In fiscal 2022, the Company took specific actions to strengthen our operating model, simplify our organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, we incurred restructuring and related costs of $17.1 and $16.2 during fiscal 2023 and fiscal 2022, respectively, primarily related to employee severance, project implementation and other exit benefit costs.

Liquidity and Capital Resources
At September 30, 2023, we had cash of $216.4, a portion which was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 16 of Notes to Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of September 30, 2023 and 2022 were as follows:

	Interest Type	Currency	September 30, 2023	September 30, 2022
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under credit facility	variable	USD	122.0	155.0
Short-term notes payable	variable	various	19.5	19.0
Total borrowings			$1,391.5	$1,424.0
Our Revolver utilization is summarized below.

	September 30, 2023	September 30, 2022
Total Revolver Capacity	$425.0	$425.0
Less: Revolver Borrowings	122.0	155.0
Less: Outstanding Letters of Credit	5.9	6.5
Revolver Balance Available	$297.1	$263.5

On February 6, 2023, we amended our Revolving Credit Facility to transition from using the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) as LIBOR is no longer available as of June 30, 2023.
Effective February 7, 2022, we increased the maximum receivables sold facility amount under the Sixth Amendment to Master Accounts Receivable Purchase Agreement to $180.0 from $150.0. Refer to Note 10 of Notes to the Consolidated Financial Statements for further discussion on our $180.0 uncommitted master accounts receivable purchase agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”).
On August 5, 2022, we entered into the Master Receivable Assignment Agreement (the "Japan Agreement"). The Japan Agreement was between Schick Japan K.K. and Concerto Receivables Corporation (the “Purchaser”), Tokyo Branch, a subsidiary of MUFG Bank, LTD., which allows us to assign third party accounts receivable to the Purchaser. The Japan Agreement allows for the sale of up to ¥3,000 (approximately $20.0 using the exchange rate as of September 30, 2023) with limits set between individual customers. The terms of the agreement expire one year after the date of execution and will be renewed annually unless either party notifies of its intent not to renew. The assigned receivables will be discounted using the funding rate from the Tokyo Interbank Market plus 1.1%.
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

In fiscal 2024, we expect our total capital expenditures to be in the range of $55 to $65 primarily on maintenance and productivity efforts across manufacturing facilities, new product development and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2023, we did not make any contributions to our pension and postretirement plans. Due to the election of certain terms of the American Rescue Plan Act, we were not required to make any cash contributions to our pension and postretirement plans in fiscal 2023. Pension contributions required beyond fiscal 2024 represent future pension payments to comply with local funding requirements in the U.S. only. The projected contributions for the U.S. pension plans total $7.0 in fiscal 2024, $9.2 in fiscal 2025, $10.4 in fiscal 2026, $10.2 in fiscal 2027, and $10.1 in fiscal 2028. Estimated contributions beyond fiscal 2028 are not determinable. The Company may also elect to make discretionary contributions.

Debt Covenants
The Revolving Credit Facility governing our outstanding debt at September 30, 2023 contains certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants, and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0, however, there is an exception for acquisition activity. In addition, under the Revolving Credit Facility, the ratio of our EBITDA to total interest expense must exceed 3.0 to 1.0. If we fail to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross-defaults on our other borrowings. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the Revolving Credit Facility allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP.
As of September 30, 2023, we were in compliance with the provisions and covenants associated with the Revolving Credit Facility.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2023	2022
Net cash from (used by):
Operating activities	$216.1	$102.0
Investing activities	(50.5)	(355.4)
Financing activities	(146.5)	(17.6)
Effect of exchange rate changes on cash	8.6	(19.5)
Net increase (decrease) in cash and cash equivalents	$27.7	$(290.5)

Operating Activities
Cash flow from operating activities was $216.1 in fiscal 2023, as compared to $102.0 in fiscal 2022. The increase in fiscal 2023 was driven by favorable changes in working capital and increased earnings.
Investing Activities
Cash flow used by investing activities was $50.5 in fiscal 2023 as compared to $355.4 in fiscal 2022. Capital expenditures were $49.5 during fiscal 2023, compared to $56.4 in the prior year period. In fiscal 2022, we completed the Billie acquisition for $309.4, net of cash acquired.
Financing Activities
Net cash used by financing activities was $146.5 in fiscal 2023 as compared to $17.6 in fiscal 2022. During the fiscal 2023, we had net repayments of $33.0 under the Revolving Credit Facility, compared to net borrowings of $155.0 in the prior year period. During fiscal 2023, we repurchased $75.2 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”) compared to $125.3 in the prior year period. Dividend payments totaled $31.5 in fiscal 2023, compared to $32.6 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $9.0 in fiscal 2023, compared to $10.7 in the prior year period.
In January 2018, our Board approved an authorization to repurchase up to 10.0 shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. During fiscal 2023, we repurchased 1.9 shares of our common stock for $75.2. We have 4.6 shares remaining available for purchase under the January 2018 Board authorization.
Since September 30, 2023, we repurchased 0.1 shares of common stock for $3.5. There are 4.5 common shares remaining available to be purchased.

Dividends
The following is a summary of cash dividends paid and declared per share on the Company’s Common Stock during the year ended September 30, 2023

Date Declared	Record Date	Payable Date	Amount Per Share
July 29, 2022	September 2, 2022	October 5, 2022	$0.15
November 3, 2022	November 29, 2022	January 4, 2023	$0.15
February 3, 2023	March 8, 2023	April 5, 2023	$0.15
May 8, 2023	June 7, 2023	July 6, 2023	$0.15
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
On November 2, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2023. The dividend will be paid on January 4, 2024 to shareholders of record as the close of business on December 6, 2023.
Dividends declared during fiscal 2023 totaled $31.7. Payments made for dividends during fiscal 2023 totaled $31.5.

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

Commitments and Contingencies
Legal Proceedings
During fiscal 2023, the Company settled a legal matter which resulted in a gain of $4.9 related to an intellectual property claim against a third party. This was included in selling, general and administrative (“SG&A”) in the Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the intellectual property claim settlement during fiscal 2023.
Additionally, during fiscal 2023, the Company received a favorable court ruling regarding an international VAT matter, which the plaintiff has no ability to appeal. As the Company had previously recorded an accrual for this matter, based on its best estimate of the facts and circumstances at that time, the result of the favorable court ruling was a release of the reserve established which resulted in a gain of $2.2. This was included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income.
During fiscal 2022 the Company settled certain legal matters which resulted in a gain of $7.5 related to intellectual property claims against a third party. This was included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the settlement in fiscal 2022.
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
Contractual Obligations
We have significant contractual obligations to fulfill our business operations including the repayment of short and long term debt, periodic interest payments, minimum levels of pension funding, and other obligations including payments for various leases of real estate, vehicles, and equipment, and minimum fixed costs to be paid to third party logistics vendors. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2023, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.
Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, local and foreign laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks, and waste handling and disposal. Accrued environmental costs at September 30, 2023 were $9.3. It is difficult to quantify with reasonable certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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
We record sales at the time that control of goods passes to the customer. The terms of these sales vary, but, in all instances, the following conditions are met: (1) the sales arrangement is evidenced by purchase orders submitted by customers; (2) the selling price is fixed or determinable; (3) title to the product has transferred; (4) there is an obligation to pay at a specified date without any additional conditions or actions required by us; and (5) collectability is reasonably assured. Simultaneously with the sale, we reduce Net sales and Cost of products sold and reserve amounts on the Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions, based on climate and other factors. However, the majority of returns occur in the U.S. from September through January, following the summer Sun Care season. We estimate the level of Sun Care returns as the Sun Care season progresses, using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors, including, but not limited to, weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2023 Sun Care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $2.5 and our reported operating income by $2.4. At September 30, 2023 and 2022, our reserve on the Consolidated Balance Sheet for returns was $53.5 and $47.5 respectively.

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
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2023, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $4.0. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher pension obligations, respectively. A one percentage point decrease in the discount rate would increase pension obligations by approximately $41.8 at September 30, 2023.
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
During the fourth quarter of fiscal 2023, we performed an annual test for impairment of goodwill on each of our reporting units. We elected to perform a qualitative test of goodwill impairment for the Sun Care and Feminine Care reporting units. Taking into account the excess fair value over carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results relative to the amounts projected in the prior quantitative test, we determined it was not more likely than not that the fair value of the reporting unit is less than the carrying amount. For the Wet Shave and Skin Care reporting units, we elected to perform a quantitative impairment test in fiscal 2023. As part of the quantitative goodwill impairment test, we estimated the fair value of each reporting unit using both market and income approaches of valuation. The income approach utilizes the discounted cash flow method and incorporates significant estimates and assumptions, including long-term projections of future cash flows, market conditions, and discount rates reflecting the risk inherent in future cash flows. The projections for future cash flows are generated using our company’s strategic plan to determine a five-year period of forecasted cash flows and operating data. The market approach uses the guideline public company method to calculate the value of each reporting unit based on the operating data of similar assets from competing publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The multiples are adjusted given the specific characteristics of the reporting unit including its position in the market relative to the guideline companies and applied to the reporting unit’s operating data to arrive at an indication of value. The income and market approaches are weighted based on circumstances specific to each reporting unit and combined are used to calculate fair value.
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
The key assumptions for the market and income approaches used to determine fair value of the reporting units are updated at least annually. Those assumptions and estimates include market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth and operating margins based upon our strategic plan. The assumptions used for the annual goodwill impairment test for fiscal year 2023 include terminal growth rates of 2.50% and a weighted-average cost of capital ranging from 10.0% to 11.0%.
Our annual impairment testing date was July 1, 2023, and the valuation indicated there was no impairment of the goodwill of the tested reporting units. The results of the valuation indicated that all tested reporting units had a fair value that exceeded its carrying value by more than 27%.
We evaluate the fair value of indefinite-lived intangible assets annually in conjunction with the goodwill impairment test. Our assessment of intangible assets that have an indefinite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment.
During the fourth quarter of fiscal 2023, we elected to complete a qualitative assessment for impairment of indefinite lived trade names, except for the Schick, Bulldog, and Carefree, o.b., Stayfree trade names, for which we completed a quantitative assessment. There were no significant events nor adverse trends that indicated any of the indefinite lived intangible assets were impaired during the fourth quarter of fiscal 2023.
We tested the Schick, Bulldog, and Carefree, o.b., Stayfree trade names for impairment by performing a quantitative assessment to estimate the fair value. The estimated fair value was determined using two incomes approaches: the multi-period excess earnings method and the relief-from-royalty method, both of which requires significant assumptions, including estimates regarding future revenue and operating margin growth, discount rates, and appropriate royalty rates. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. We estimated royalty rates based on operating profits of the brand.
The valuation of the tested trade names had no indication of impairment as of the annual testing date on July 1, 2023. The impairment analysis performed in fiscal 2023 indicated that the tested trade names all had a fair value that exceeded its carrying value by more than 22%.
Future changes in the judgment, assumptions and estimates that are used in our impairment testing could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The assumptions used for the annual valuation for indefinite-lived intangible assets for fiscal year 2023 include a terminal growth rate ranging from 0.3% to 2.50% and a weighted-average cost of capital of 10.25%.
The annual impairment analysis performed in fiscal 2023 did not indicate that impairment existed in the reporting units or indefinite lived trade names.

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

Derivatives Designated as Cash Flow Hedging Relationships
At September 30, 2023, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had an unrealized pre-tax gains of $4.4 and $11.3 at September 30, 2023 and 2022, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss (“AOCI”). Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2023 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2023 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2025. There were 64 open foreign currency contracts at September 30, 2023 with a notional value of approximately $105.4.
For further information on our derivatives designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Derivatives Not Designated as Cash Flow Hedging Relationships
Our foreign subsidiaries enter into internal and external transactions in the ordinary course of business that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency result in an exchange gain or loss recorded in Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which our foreign subsidiaries are exposed is the U.S. dollar.
To mitigate these balance sheet exposures we enter into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure; thus, they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in a gains of $3.0 and $8.2 for fiscal 2023 and 2022, respectively, which were recorded in Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income. There were five open foreign currency derivative contracts which were not designated as cash flow hedges at September 30, 2023, with a notional value of approximately $34.5.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 16 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future, use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2023, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.

Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on LIBOR plus margin. As of September 30, 2023, our outstanding debt included $122.0 related to our Revolving Credit Facility and international, variable-rate note payable. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $1.2.
The remaining outstanding debt as of September 30, 2023 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edgewell Personal Care Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of earnings and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Skin Care Reporting Unit

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance as of September 30, 2023 was $1,331.4 million, and the goodwill associated with the Sun and Skin Care segment was $353.9 million. Goodwill from the Skin Care reporting unit makes up a significant portion of the goodwill related to the Sun and Skin Care segment. Management evaluates goodwill annually for impairment in the fourth fiscal quarter, or when indicators of a potential impairment are present. The impairment assessment compares the carrying value of the reporting unit to the estimated fair value. In determining the estimated fair value of the reporting unit when performing a quantitative analysis, both the market approach and the income approach are considered in the valuation, and where appropriate, both methods will be used and weighted, unless appropriate market comparables are not available for a reporting unit. The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting unit included market data and market multiples (for the market approach), discount rate and terminal growth rate (for the income approach), as well as revenue growth rates, and operating margins (for the income approach), which are based upon management’s strategic plan.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Skin Care reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Skin Care reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating margins, and the discount rate used in the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Skin Care reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, operating margins, and the discount rate used in the income approach for the Skin Care reporting unit. Evaluating management’s assumptions related to revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Skin Care reporting unit; (ii) the consistency with external relevant industry forecasts and macroeconomic conditions; (iii) management’s historical forecasting accuracy; (iv) management’s objectives and strategies; and (v) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
November 28, 2023

We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Fiscal Year
	2023	2022	2021
Net sales	$2,251.6	$2,171.7	$2,087.3
Cost of products sold	1,310.8	1,291.2	1,136.1
Gross profit	940.8	880.5	951.2

Selling, general and administrative expense	409.6	389.1	391.2
Advertising and sales promotion expense	229.1	238.3	241.5
Research and development expense	58.5	55.5	57.8
Restructuring charges	16.6	15.3	20.8
Operating income	227.0	182.3	239.9
Cost of early retirement of long-term debt	—	—	26.1
Interest expense associated with debt	78.5	71.4	67.9
Other expense (income), net	0.8	(13.2)	(1.2)
Earnings before income taxes	147.7	124.1	147.1
Income tax provision	33.0	24.6	29.3
Net earnings	$114.7	$99.5	$117.8

Earnings per share (Note 6):
Basic net earnings per share	$2.24	$1.87	$2.17
Dilutive net earnings per share	$2.21	$1.85	$2.13

Statements of Comprehensive Income:
Net earnings	$114.7	$99.5	$117.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	44.3	(89.4)	5.6
Pension and postretirement activity, net of tax of $2.7 in 2023, $5.2 in 2022, and $17.1 in 2021	6.6	4.7	44.8
Deferred (loss) gain on hedging activity, net of tax (benefit) provision of $(2.2) in 2023, $2.5 in 2022, and $2.0 in 2021	(4.8)	5.5	4.3
Total other comprehensive income (loss), net of tax	46.1	(79.2)	54.7
Total comprehensive income	$160.8	$20.3	$172.5

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2023	September 30, 2022
Assets
Current assets
Cash and cash equivalents	$216.4	$188.7
Trade receivables, less allowance for doubtful accounts of $5.6 and $3.8	106.2	136.9
Inventories	492.4	449.3
Other current assets	147.4	167.3
Total current assets	962.4	942.2
Property, plant and equipment, net	337.9	345.5
Goodwill	1,331.4	1,322.2
Other intangible assets, net	973.8	996.6
Other assets	135.2	106.6
Total assets	$3,740.7	$3,713.1

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	19.5	19.0
Accounts payable	194.4	228.8
Other current liabilities	309.5	291.7
Total current liabilities	523.4	539.5
Long-term debt	1,360.7	1,391.4
Deferred income tax liabilities	136.4	140.4
Other liabilities	179.7	174.7
Total liabilities	2,200.2	2,246.0
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 50,118,789 and 51,573,001 outstanding	0.7	0.7
Additional paid-in capital	1,593.8	1,604.3
Retained earnings	1,022.1	939.1
Common shares in treasury at cost, 15,133,200 and 13,678,988	(906.1)	(860.9)
Accumulated other comprehensive loss	(170.0)	(216.1)
Total shareholders’ equity	1,540.5	1,467.1
Total liabilities and shareholders’ equity	$3,740.7	$3,713.1
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2023	2022	2021
Cash Flow from Operating Activities
Net earnings	$114.7	$99.5	$117.8
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	91.4	89.9	87.1
Share-based compensation expense	27.5	23.8	27.3
Deferred income taxes	(4.5)	(13.7)	9.6
Deferred compensation payments	(4.9)	(7.3)	(9.3)
Loss on sale of assets	2.5	1.5	0.9
Defined benefit settlement loss	7.9	—	—
Cost of early retirement of long-term debt	—	—	26.1
Other, net	(23.5)	(9.6)	(2.5)
Changes in current assets and liabilities from operations, net of effects of acquisitions:
Accounts receivable, net	31.0	(6.6)	3.7
Inventories	(32.4)	(111.3)	(28.8)
Other current assets	20.8	(11.5)	(13.8)
Accounts payable	(30.2)	29.3	24.3
Other current liabilities	15.8	18.0	(13.4)
Net cash from operating activities	216.1	102.0	229.0

Cash Flow from Investing Activities
Capital expenditures	(49.5)	(56.4)	(56.8)
Acquisitions, net of cash acquired	—	(309.4)	(0.3)
Proceeds from sale of Infant Care business	—	5.0	7.5
Collection of deferred purchase price from accounts receivable sold	2.7	6.9	2.6
Other, net	(3.7)	(1.5)	(1.7)
Net cash used by investing activities	(50.5)	(355.4)	(48.7)

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Fiscal Year
	2023	2022	2021
Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	841.0	707.0	—
Cash payments on debt with original maturities greater than 90 days	(874.0)	(552.0)	—
Cash proceeds from the issuance of Senior Notes due 2029	—	—	500.0
Cash payments on Senior Notes due 2022	—	—	(500.0)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(3.9)	4.2
Cost of early retirement of long-term debt	—	—	(26.1)
Debt issuance costs for Senior Notes due 2029	—	—	(6.5)
Repurchase of shares	(75.2)	(125.3)	(9.2)
Dividends paid	(31.5)	(32.6)	(25.6)
Employee shares withheld for taxes	(9.0)	(10.7)	(4.2)
Net financing inflow (outflow) from the Accounts Receivable Facility	2.3	(0.8)	2.4
Other, net	(0.1)	0.7	(0.4)
Net cash used by financing activities	(146.5)	(17.6)	(65.4)

Effect of exchange rate changes on cash	8.6	(19.5)	(0.4)

Net increase (decrease) in cash and cash equivalents	27.7	(290.5)	114.5
Cash and cash equivalents, beginning of period	188.7	479.2	364.7
Cash and cash equivalents, end of period	$216.4	$188.7	$479.2

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$74.3	$68.4	$61.0
Cash paid for income taxes, net	45.8	23.8	25.4

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at October 1, 2020 (see Note 1)	65.2	$0.7	(10.9)	$(790.4)	$1,631.8	$788.1	$(191.6)	$1,438.6
Net earnings	—	—	—	—	—	117.8	—	117.8
Dividends declared to common shareholders	—	—	—	—	—	(33.7)	—	(33.7)
Foreign currency translation adjustments	—	—	—	—	—	—	5.6	5.6
Pension and postretirement activity	—	—	—	—	—	—	44.8	44.8
Deferred gain on hedging activity	—	—	—	—	—	—	4.3	4.3
Repurchase of shares	—	—	(0.3)	(9.2)	—	—	—	(9.2)
Activity under share plans	—	—	0.3	23.3	(0.7)	—	—	22.6
Balance at September 30, 2021	65.2	$0.7	(10.9)	$(776.3)	$1,631.1	$872.2	$(136.9)	$1,590.8
Net earnings	—	—	—	—	—	99.5	—	99.5
Dividends declared to common shareholders	—	—	—	—	—	(32.6)	—	(32.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(89.4)	(89.4)
Pension and postretirement activity	—	—	—	—	—	—	4.7	4.7
Deferred gain on hedging activity	—	—	—	—	—	—	5.5	5.5
Repurchase of shares	—	—	(3.3)	(125.3)	—	—	—	(125.3)
Activity under share plans	—	—	0.5	40.7	(26.8)	—	—	13.9
Balance at September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$939.1	$(216.1)	$1,467.1
Net earnings	—	—	—	—	—	114.7	—	114.7
Dividends declared to common shareholders	—	—	—	—	—	(31.7)	—	(31.7)
Foreign currency translation adjustments	—	—	—	—	—	—	44.3	44.3
Pension and postretirement activity	—	—	—	—	—	—	6.6	6.6
Deferred loss on hedging activity	—	—	—	—	—	—	(4.8)	(4.8)
Repurchase of shares	—	—	(1.9)	(75.2)	—	—	—	(75.2)
Activity under share plans	—	—	0.6	30.0	(10.5)	—	—	19.5
Balance at September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5

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
The Company conducts its business in the following three segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Billie®, Shave Guard and our custom brands group (formerly sold under our Shave Guard and Personna® brands), as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s grooming products, Billie women’s grooming products and Wet Ones® products.
•Feminine Care includes tampons, pads and liners sold under the Playtex Gentle Glide® and Sport®, Stayfree®, Carefree®, and o.b.® brands.
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
Acquisition of Billie, Inc. On November 29, 2021 (“the Acquisition Date”), the Company completed the acquisition of Billie, Inc. (“Billie”) (the “Acquisition”), a leading U.S. based consumer brand company that offers a broad portfolio of personal care products for women. The results of Billie for the post-acquisition period are included within the Company’s results since the Acquisition Date. For more information on the Acquisition, see Note 3 of Notes to the Consolidated Financial Statements.
Revision of Previously Issued Consolidated Financial Statements
During the fourth quarter of 2023, the Company evaluated aged accrued expenditures related to goods received but not yet invoiced by certain of its vendors (“GRNI”). Based upon an assessment, including evaluating the expiry of the applicable statute of limitations of the accrued expenditures, the Company concluded that $8.5 of aged accrued GRNI originating in years 2014 through 2018 were no longer required to be reflected as accounts payable on the Consolidated Balance Sheet as of September 30, 2023 and should have been reversed in prior fiscal years. The Company concluded that the misstatements were not material, either individually or in the aggregate, to its previously issued consolidated financial statements. To correct the immaterial misstatements, the Company has revised its previously issued consolidated financial statements as of and for the year ended September 30, 2022, as well as for the year ended September 30, 2021.
The Company has revised the Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Cash Flows, and Consolidated Statements of Changes in Shareholders' Equity for the periods ended September 30, 2022 and September 30, 2021 and Consolidated Balance Sheet as of September 30, 2022 as well as the associated Notes to the Consolidated Financial Statements to reflect the corrections of these immaterial misstatements in this Annual Report on Form 10-K for the period ended September 30, 2023. Due to these GRNI misstatements, which originated prior to fiscal 2023, net income for the years ended September 30, 2022, and 2021 and the opening retained earnings balance as of October 1, 2021, were understated by $0.9, $0.8, and $5.7, respectively, with a corresponding overstatement of total liabilities. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for any of the impacted periods. Additionally, the Company will further present the revisions of its previously issued 2023 interim financial statements and relevant notes to the consolidated financial statements in connection with the future filings of its 2024 interim reporting on Form 10-Q for the periods ended December 31, 2023, March 31, 2024, and June 30, 2024. Refer to Note 19 of Notes to Consolidated Financial Statements for further discussion on the unaudited quarterly financial information.
The following table reflects the revisions to the previously issued Consolidated Statements of Earnings and Comprehensive Income for the fiscal years ended September 30, 2022 and September 30, 2021:

	Fiscal Year
	2022			2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of products sold	$1,292.3	$(1.1)	$1,291.2	$1,137.2	$(1.1)	$1,136.1
Gross profit	879.4	1.1	880.5	950.1	1.1	951.2
Operating income	181.2	1.1	182.3	238.8	1.1	239.9
Earnings before income taxes	123.0	1.1	124.1	146.0	1.1	147.1
Income tax provision	24.4	0.2	24.6	29.0	0.3	29.3
Net earnings	98.6	0.9	99.5	117.0	0.8	117.8
Earnings per share:
Basic net earnings per share	$1.86	$0.01	$1.87	$2.15	$0.02	$2.17
Dilutive net earnings per share	1.84	0.01	1.85	2.12	0.01	2.13
Total comprehensive income	19.4	0.9	20.3	171.7	0.8	172.5
The following table reflects the revisions to the previously issued Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022 and September 30, 2021:

	Fiscal Year
	2022			2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net earnings	$98.6	$0.9	$99.5	$117.0	$0.8	$117.8
Other, net	(9.8)	0.2	(9.6)	(2.8)	0.3	(2.5)
Accounts payable	30.4	(1.1)	29.3	25.4	(1.1)	24.3
The following table reflects the revisions to the previously issued Consolidated Balance Sheet as of September 30, 2022:

	As of September 30, 2022
	As Previously Reported	Adjustment	As Revised
Accounts payable	$237.3	$(8.5)	$228.8
Total current liabilities	548.0	(8.5)	539.5
Other liabilities	173.6	1.1	174.7
Total liabilities	2,253.4	(7.4)	2,246.0
Retained earnings	931.7	7.4	939.1
Total shareholders’ equity	1,459.7	7.4	1,467.1

Note 2 - Summary of Significant Accounting Policies
Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2023, the Company had $216.4 in available cash and cash equivalents, a significant portion of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company’s subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
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

Trade Receivables
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in Selling, general and administrative expense (“SG&A”) in the Consolidated Statements of Earnings and Comprehensive Income. The Company has two accounts receivable factoring programs. For further discussion, see Note 10 of Notes to Consolidated Financial Statements.

Inventories
Inventories are valued at the lower of cost or market value, with cost generally determined using average cost or the first-in, first-out (“FIFO”) method.

Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from three to seven years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows. Amortization expense associated with capitalized software was $5.0, $4.7, and $4.5 in fiscal 2023, 2022 and 2021, respectively.

Property, Plant and Equipment, net
Property, plant and equipment, net (“PP&E”) is stated at historical cost. PP&E acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the disposition are reflected in Net earnings. Depreciation is generally provided on the straight-line basis by charges to earnings at rates based on estimated useful lives. Estimated useful lives range from two to 10 years for machinery and equipment and three to 30 years for buildings and building improvements. Depreciation expense was $55.6, $55.7 and $60.6 in fiscal 2023, 2022 and 2021, respectively.
Estimated useful lives are periodically reviewed and, when appropriate, changes are made and accounted for prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Leases
The Company leases certain offices and manufacturing facilities, warehouses, employee vehicles and certain manufacturing related equipment. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified PP&E over a contracted period in exchange for payment. The Company evaluates if an arrangement is a lease as of the effective date of the agreement. Certain leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. Operating lease ROU assets and operating lease liabilities are recorded based on the present value of minimum payments over the lease term at the effective date of the lease. Any costs in excess of the minimum payments are expensed as incurred as variable lease cost.
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

The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples (for the market approach), discount rates and terminal growth rates (for the income approach), as well as revenue growth rates and operating margins (for the income approach), which are based upon management’s strategic plan.
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
Intangible assets with finite lives, and a remaining weighted-average life of approximately eight years, are amortized on a straight-line basis over expected lives of three to 25 years. Such intangibles are also evaluated for impairment including ongoing monitoring of potential impairment indicators.
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

Significant Judgments
The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but the following conditions are applicable to all sales: (i) the sales arrangement is evidenced by purchase orders submitted by customers; (ii) the selling price is fixed or determinable; (iii) title to the product has transferred; (iv) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (v) collectability is reasonably assured. Simultaneously with the sale, the Company reduces Net sales and Cost of products sold and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. The Company also allows for returns of other products under limited circumstances. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, the Company allows customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $53.5 and $47.5 at September 30, 2023 and 2022, respectively.
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

Contract Balances
The timing of revenue recognition is based on completion of performance obligations through the transfer of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities were $0.6 and $1.1 at September 30, 2023 and 2022, respectively, and were classified within Other current liabilities on our Consolidated Balance Sheets. Substantially all of the amount deferred will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in its receivables portfolio determined by historical experience, specific allowances for known troubled accounts, and other currently available information.

Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statements of Earnings and Comprehensive Income includes advertising costs of $116.0, $125.8 and $142.3 for fiscal 2023, 2022 and 2021, respectively.

Share-Based Payments
The Company grants restricted share equivalents (“RSE”), which generally vest over two to four years. The estimated fair value of each grant is estimated on the date of grant based on the current market price of the Company’s common shares. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur. A portion of the RSE awards provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. For Performance Restricted Share Equivalents (“PRSE”) granted during fiscal 2020, the Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. For PRSE awards granted during fiscal 2023, 2022 and 2021, awards will vest by comparing the Company’s total shareholder return (“TSR”) during a certain three year period to the respective TSRs of companies in a selected performance peer group. The expense recorded for these awards was recorded on a straight-line basis based on the grant date fair value using a Monte Carlo simulation.
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
Gains and losses resulting from foreign currency transactions are included in Net earnings. Foreign currency (losses) gains of $(1.7), $7.7 and $0.5 during fiscal 2023, 2022 and 2021, respectively, were included within Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income. The Company uses foreign exchange (“FX”) instruments to reduce the risk of FX transactions as described below and in Note 16 of Notes to Consolidated Financial Statements.

Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate, and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments are selected based on their risk reduction attributes, costs, and related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2023.
At September 30, 2023, the Company had $122.0 of variable rate debt outstanding. In the past the Company has used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2023, the Company did not have any outstanding interest rate swap agreements.
For further discussion, see Note 11 and Note 16 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company is assessing the impact, if any, of this guidance on its Consolidated Financial Statements.

Note 3 - Business Combinations
Billie Inc.
On November 29, 2021, the Company completed the Billie Acquisition for cash consideration of $309.4, net of cash acquired. As a result of the Acquisition, Billie became a wholly owned subsidiary of the Company. The Company accounted for the Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill, other intangible assets and deferred taxes, requires significant judgement. The Company has calculated fair values of the assets and liabilities acquired from Billie, including goodwill, intangible assets and working capital. The Company completed the final fair value determination of the Acquisition in the fourth quarter of fiscal year 2022.
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
Billie contributed net sales and a loss before income taxes totaling $93.7 and $1.1, respectively, for the post-acquisition period ending September 30, 2022 in the Consolidated Statements of Earnings and Comprehensive Income. The loss before income taxes was driven primarily by amortization expense of acquired intangible assets. Acquisition and integration costs related to Billie totaling $7.5 and nil were included in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income, respectively, for fiscal 2023. Acquisition and integration costs related to Billie totaling $9.1 and $0.8 were included in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income, respectively, for fiscal 2022.
The following summarizes the Company's unaudited pro forma consolidated results of operations for the twelve months ended September 30, 2022 and September 30, 2021, as though the Billie Acquisition occurred on October 1, 2020. The twelve months ended September 30, 2022 and 2021 include results of Billie over the full periods presented.

	Twelve Months Ended September 30,
	2022	2021
Pro forma net sales	$2,181.7	$2,155.3
Pro forma net earnings	104.9	93.1
The unaudited pro forma consolidated results of operations were adjusted by pre-tax amortization expense of $1.3 and $8.9 for the years ended September 30, 2022 and 2021, respectively. Additionally, pro forma earnings for the twelve months ended September 30, 2022 exclude $9.9 of pre-tax acquisition costs, which were included in the pro forma earnings for the twelve months ended September 30, 2021. The pro forma earnings were also adjusted to reflect the capital structure as of the Acquisition Date, and all pro forma adjustments have been included with related tax effects. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results obtained had the Billie Acquisition occurred on October 1, 2020, or of those results that may be obtained in the future. Amounts do not reflect any anticipated cost savings or cross-selling opportunities expected to result from the Billie Acquisition.

Cremo Holding Company, LLC
On September 2, 2020, the Company completed the acquisition of Cremo Holding Company, LLC (the “Cremo Acquisition”). The Company accounted for the Cremo Acquisition utilizing the acquisition method of accounting, which requires assets and liabilities to be recognized based on estimates of their acquisition date fair values. The determination of the values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. We have calculated fair values of the assets and liabilities acquired from Cremo including goodwill and intangible assets and working capital. The Company completed the final fair value determination of the Cremo Acquisition in the first quarter of fiscal year 2021.
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
The following table provides the allocation of the purchase price related to the Cremo Acquisition based upon the fair value of assets and liabilities assumed:

Working capital and other net assets (including cash of $0.7)	$11.5
Intangible assets	95.1
Goodwill	128.0
Net Assets acquired	$234.6
The acquired goodwill represented the value of expansion into new markets and channels of trade and is deductible for tax purposes. The intangible assets acquired consisted primarily of the Cremo trade name, customer relationships, and product formulations with a weighted-average useful life of 17 years. All assets are included in the Company’s Sun and Skin Care segment.
The Company noted that the net sales and net earnings of Cremo from the beginning of fiscal 2020 through the date of the closing of the Cremo Acquisition were not material relative to the total net sales and net earnings of the Company during fiscal 2020, and thus pro-forma results for Cremo were not disclosed in accordance with Accounting Standards Codification 805. Acquisition and integration costs related to Cremo totaling $7.1 for the year ended September 30, 2021 were included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income. Additionally, acquisition costs of $1.3 were included in Cost of products sold for the year ended September 30, 2021.

Note 4 - Restructuring Charges
Operating Model Redesign
In fiscal 2023, the Company is continuing to take actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and re-positioning actions of approximately $19 in fiscal 2024. To date the Company has incurred restructuring and related charges as follows:

	Fiscal 2023	Fiscal 2022
Severance and related benefit costs	6.2	5.6
Asset write-off and accelerated depreciation	0.8	0.8
Consulting, project implementation and management, and other exit costs	10.1	9.8
Total restructuring and related costs (1) (2)	$17.1	$16.2
(1) Restructuring and related costs of $0.2 and nil are included within Cost of products sold for fiscal 2023 and 2022, respectively.
(2) Restructuring and related costs of $0.3 and $0.9 are included within SG&A for fiscal 2023 and 2022, respectively.
Project Fuel
Project Fuel was an enterprise-wide transformational initiative launched in fiscal 2018 to improve operational performance and reshape the business’ cost structure. Project Fuel was completed on September 30, 2021.

The Company does not include Project Fuel restructuring costs in the results of its reportable segments. However, the estimated impact of allocating such charges to segment results for fiscal 2021 would have been as follows:

	Fiscal 2021
	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Project Fuel
Severance and related benefit costs	$1.5	$0.1	$—	$7.8	$9.4
Asset impairment and accelerated depreciation	1.1	—	—	—	$1.1
Consulting, project implementation and management and other exit costs	2.7	0.2	0.3	16.4	19.6
Total Restructuring and related costs	$5.3	$0.3	$0.3	$24.2	$30.1

Consulting, project implementation and management and other exit costs include pre-tax SG&A associated with certain information technology enablement expenses and compensation expenses related to Project Fuel of $8.7 for fiscal 2021. Asset impairment and accelerated depreciation includes pre-tax Cost of products sold associated with inventory obsolescence related to Project Fuel of $0.6 for fiscal 2021. Project-to-date restructuring and related costs inclusive of information technology enablement charges and inventory obsolescence totaled $163.7.
Restructuring Reserves
The following table summarizes restructuring activities and related accruals:

			Utilized
	October 1, 2022	Charge to Income	Cash	Non-Cash	September 30, 2023
Severance and related benefit costs	$1.7	$6.2	$(4.0)	$—	$3.9
Asset write-off and accelerated depreciation	—	0.8	—	(0.8)	—
Consulting, project implementation and management, and other exit costs	0.8	10.1	(10.2)	—	0.7
Total restructuring activities and related accrual	$2.5	$17.1	$(14.2)	$(0.8)	$4.6

			Utilized
	October 1, 2021	Charge to Income	Cash	Non-Cash	September 30, 2022
Severance and related benefit costs	$1.9	$5.6	$(5.8)	$—	$1.7
Asset write-off and accelerated depreciation	—	0.8	—	(0.8)	—
Consulting, project implementation and management, and other exit costs	3.6	9.8	(12.6)	—	0.8
Total restructuring activities and related accrual	$5.5	$16.2	$(18.4)	$(0.8)	$2.5

Note 5 - Income Taxes
Amounts have been revised to reflect the correction of certain immaterial misstatements.Refer to Note 1 of Notes to Consolidated Financial Statements, for further discussion. The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2023	2022	2021
Currently payable:
United States - Federal	$12.5	$12.4	$(2.8)
State	3.5	6.6	(0.1)
Foreign	21.5	19.4	22.6
Total current	37.5	38.4	19.7
Deferred:
United States - Federal	(4.5)	(7.6)	7.9
State	(0.6)	(0.6)	0.3
Foreign	0.6	(5.6)	1.4
Total deferred	(4.5)	(13.8)	9.6
Income tax provision	$33.0	$24.6	$29.3

Amounts have been revised to reflect the correction of certain immaterial misstatements. Refer to Note 1 of Notes to Consolidated Financial Statements, for further discussion. The source of pre-tax earnings was:

	Fiscal Year
	2023	2022	2021
United States	$37.6	$2.6	$(10.4)
Foreign	110.1	121.5	157.5
Pre-tax earnings	$147.7	$124.1	$147.1

Amounts have been revised to reflect the correction of certain immaterial misstatements. Refer to Note 1 of Notes to Consolidated Financial Statements, for further discussion. A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2023		2022		2021
Computed tax at federal statutory rate	$31.0	21.0%	$25.8	21.0%	$30.7	21.0%
State income taxes, net of federal tax benefit	2.7	1.8	2.7	2.2	0.8	0.6
Foreign tax less than the federal rate (1)	(1.0)	(0.7)	(11.7)	(9.5)	(9.0)	(6.2)
Adjustments to prior years’ tax accruals	(6.1)	(4.2)	1.6	1.3	(4.3)	(2.9)
Other taxes including repatriation of foreign earnings	4.4	3.1	4.6	3.7	8.9	6.1
Other, net	1.4	0.9	3.9	3.2	2.7	1.8
Uncertain tax positions	0.6	0.4	(2.3)	(2.0)	(0.5)	(0.6)
Total	$33.0	22.3%	$24.6	19.9%	$29.3	19.8%

(1) Includes the impact of foreign valuation allowances.

The deferred tax assets and deferred tax liabilities recorded on the balance sheet were as follows, and include current and noncurrent amounts:

	September 30,
	2023	2022
Deferred tax liabilities:
Depreciation and property differences	$(20.8)	$(22.8)
Amortizable assets	(230.2)	(229.4)
Lease liabilities	(15.2)	(13.0)
Other tax liabilities	(4.3)	(3.9)
Gross deferred tax liabilities	(270.5)	(269.1)
Deferred tax assets:
Accrued liabilities	56.6	55.8
Deferred and share-based compensation	14.9	13.7
Tax carryforwards and tax credits	37.3	26.0
Postretirement benefits other than pensions	1.0	1.1
Pension plans	25.0	24.0
Inventory differences	5.0	5.8
Lease right of use assets	15.3	13.1
Deferred revenue	7.0	9.7
Other tax assets	8.0	8.1
Gross deferred tax assets	170.1	157.3
Valuation allowance	(18.3)	(10.3)
Net deferred tax liabilities	$(118.7)	$(122.1)
There were no material tax loss carryforwards that expired in fiscal 2023. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not expected to be material from 2023 through 2040. The remaining tax loss carryforwards and credits have no expiration. The valuation allowance is primarily attributable to tax loss carryforwards, other carryforwards, and certain deferred tax assets impacted by the deconsolidation of the Company’s Venezuelan subsidiaries.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post-retirement obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. As of September 30, 2023, approximately $897.0 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Amounts have been revised to reflect the correction of certain immaterial misstatements. Refer to Note 1 of Notes to Consolidated Financial Statements, for further discussion. Unrecognized tax benefits activity is summarized below:

	2023	2022	2021
Unrecognized tax benefits, beginning of year	$19.4	$21.9	$22.4
Additions based on current year tax positions and acquisitions	1.9	2.1	2.0
Settlements with taxing authorities and statute expirations	(1.6)	(4.6)	(2.5)
Unrecognized tax benefits, end of year	$19.7	$19.4	$21.9
Included in the unrecognized tax benefits noted above was $18.7 of uncertain tax positions that would affect the Company’s effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.

The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued approximately $4.4 of interest, (net of the deferred tax asset of $0.8) at September 30, 2023, and $4.1 of interest, (net of the deferred tax asset of $0.7) at September 30, 2022. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company’s tax returns.
The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 30 foreign jurisdictions where the Company has operations. In general, U.S. federal income tax returns for tax years ended September 30, 2020 and after remain subject to examination by the Internal Revenue Service (the “IRS”). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2013. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

Note 6 - Earnings per Share
Basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options, RSE, and PRSE awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Fiscal Year
	2023	2022	2021

Basic weighted-average shares outstanding	51.2	53.1	54.4
Effect of dilutive securities:
RSE and PRSE awards	0.6	0.5	0.8
Total dilutive securities	0.6	0.5	0.8
Diluted weighted-average shares outstanding	51.8	53.6	55.2

For fiscal 2023, 2022 and 2021, the calculation of diluted weighted-average shares outstanding excludes 1.2, 1.0 and 0.9, respectively, of share options because the effect of including these awards was anti-dilutive. For fiscal 2022, the calculation of diluted weighted-average shares outstanding excludes 0.2 of RSE and PRSE awards because the effect of including these awards was anti-dilutive. There were no anti-dilutive RSE and PRSE awards excluded from the calculation for fiscal 2023 and 2021.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2021	$967.5	$357.6	$208.7	$1,533.8
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2021	$598.5	$355.6	$208.7	$1,162.8

Changes in the twelve months ended September 30, 2022
Billie acquisition	181.2	—	—	181.2
Cumulative translation adjustment	(15.2)	(3.1)	(3.5)	(21.8)

Gross balance at October 1, 2022	$1,133.5	$354.5	$205.2	$1,693.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2022	$764.5	$352.5	$205.2	$1,322.2

Changes in the twelve months ended September 30, 2023
Cumulative translation adjustment	7.0	1.4	0.8	$9.2

Gross balance at September 30, 2023	$1,140.5	$355.9	$206.0	$1,702.4
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at September 30, 2023	$771.5	$353.9	$206.0	$1,331.4

Total amortizable intangible assets were as follows:

	September 30, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$592.9	$—	$592.9	$587.1	$—	$587.1

Definite lived
Trade names and brands	$339.6	$88.1	$251.5	$339.4	$72.2	$267.2
Technology and patents	79.4	76.2	3.2	77.8	75.0	2.8
Customer related and other	269.8	143.6	126.2	267.1	127.5	139.6
Amortizable intangible assets	$688.8	$307.9	$380.9	$684.3	$274.7	$409.5
Total intangible assets	$1,281.7	$307.9	$973.8	$1,271.4	$274.7	$996.6

Amortization expense for intangible assets was $30.8, $29.4 and $22.0 for fiscal 2023, 2022 and 2021, respectively.

Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Fiscal 2024	$31.0
Fiscal 2025	$31.0
Fiscal 2026	$30.6
Fiscal 2027	$30.4
Fiscal 2028	$30.3
Thereafter	$227.6
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

Indefinite-lived intangible assets
The Company’s annual indefinite-lived intangible assets impairment testing was conducted on July 1, 2023 using the Company’s strategic plan. The Company elected to perform a qualitative test of impairment for all indefinite lived intangible assets with the exception of the Schick, Bulldog and the Carefree, o.b., Stayfree trade names. For the qualitative test of indefinite lived intangible assets, there were no significant events or adverse trends that could negatively impact the fair value of the intangible assets. For the Schick, Bulldog, and the Carefree, o.b., Stayfree trade names, the Company elected to perform a quantitative impairment test in fiscal 2023 using the Company’s strategic plan to calculate a five-year cash flow. The annual impairment assessment of the indefinite-lived intangible assets concluded there was no indication of impairment of the Company’s indefinite-lived intangible assets. The Company performed an assessment in the fourth quarter of fiscal 2023 to determine if any significant events or changes in circumstances had occurred that would be considered a potential triggering event. The Company did not identify a triggering event that would indicate the existence of any impairment of the indefinite-lived intangible assets.

Goodwill
The Company performed its annual goodwill impairment analysis as of July 1, 2023. The Company elected to perform a qualitative test of goodwill impairment for the Sun Care and Fem Care reporting units and determined there were no significant events or adverse trends that could negatively impact the fair value of the business. For the Wet Shave and Skin Care reporting units, the Company elected to perform a quantitative impairment test in fiscal 2023 using the Company’s strategic plan to calculate a five-year cash flow. The annual impairment assessment of the reporting units concluded there was no indication of impairment of the Company’s reporting units.

Note 8 - Supplemental Balance Sheet Information
Amounts have been revised to reflect the correction of certain immaterial misstatements. Refer to Note 1 of Notes to Consolidated Financial Statements, for further discussion.

	September 30, 2023	September 30, 2022
Inventories
Raw materials and supplies	$86.3	$80.4
Work in process	91.1	103.2
Finished products	315.0	265.7
Total inventories	$492.4	$449.3
Other Current Assets
Prepaid expenses	$72.5	$70.2
Value added tax receivables	43.7	52.7
Income taxes receivable	18.9	19.3
Other	12.3	25.1
Total other current assets	$147.4	$167.3
PP&E
Land	$18.5	$18.0
Buildings	142.6	140.3
Machinery and equipment	1,105.3	1,050.0
Capitalized software costs	60.2	56.5
Construction in progress	38.5	47.0
Total gross property, plant and equipment	1,365.1	1,311.8
Accumulated depreciation	(1,027.2)	(966.3)
Total PP&E	$337.9	$345.5
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$31.5	$34.9
Accrued trade allowances	29.8	31.4
Accrued salaries, vacations and incentive compensation	65.4	51.1
Returns reserve	53.5	47.5
Accrued interest	25.0	24.7
Income taxes payable	11.9	17.4
Other	92.4	84.7
Total other current liabilities	$309.5	$291.7
Other Liabilities
Pensions and other retirement benefits	$58.2	$57.9
Other non-current liabilities	121.5	116.8
Total other liabilities	$179.7	$174.7

Note 9 - Leases
A summary of the Company's lease information is as follows:

		September 30, 2023	September 30, 2022
Assets	Classification
Right of use assets	Other assets	$68.5	$50.1

Liabilities
Current lease liabilities	Other current liabilities	$14.0	$8.8
Long-term lease liabilities	Other liabilities	53.9	41.5
Total lease liabilities		$67.9	$50.3

Other information
Weighted-average remaining lease term (years)		8.4	10
Weighted-average incremental borrowing rate		6.8%	6.6%

	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Statement of Earnings
Lease cost (1)	$12.5	$13.5	$14.4

Other information
Leased assets obtained in exchange for new lease liabilities	$25.9	$7.6	$28.0
Cash paid for amounts included in the measurement of lease liabilities	$12.2	$13.5	$14.3
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense and variable lease expense are excluded from this amount and are not material.

The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Operating Leases
Fiscal 2024	$16.1
2025	15.1
2026	13.3
2027	10.8
2028	8.6
2029 and thereafter	31.5
Total future minimum lease commitments	95.4
Less: Imputed Interest	(27.5)
Present value of lease liabilities	$67.9

Note 10 - Accounts Receivable Facility
The Company participates in accounts receivable facility programs both in the United States and Japan. These receivable agreements are between the Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the purchaser (the “Accounts Receivable Facility”) and the subsidiaries of both parties. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being derecognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under the Accounts Receivable Facility is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company continues to have collection and servicing responsibilities for the receivables sold and receives separate compensation for their servicing. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
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
On August 5, 2022, the Company entered into the Master Receivable Assignment Agreement (the "Japan Agreement"). The Japan Agreement was between Schick Japan K.K. and Concerto Receivables Corporation (the “Purchaser”), Tokyo Branch, a subsidiary of MUFG Bank, LTD., which allows the Company to assign third party accounts receivable to the Purchaser. The Japan Agreement allows for the sale of up to ¥3,000 (approximately $20.0 using the exchange rate as of September 30, 2023) with limits set between individual customers. The terms of the agreement expire one year after the date of execution and will be renewed annually unless either party notifies of its intent not to renew. The assigned receivables will be discounted using the funding rate from the Tokyo Interbank Market plus 1.1%.
As of September 30, 2023, the discount rate used to determine the purchase price for the subject receivables is based upon BSBY plus a margin applicable to the specified obligor.
Accounts receivable sold under the Accounts Receivable Facility for the years ended September 30, 2023 and 2022 were $1,162.7 and $1,046.8, respectively. The trade receivables sold that remained outstanding under the Accounts Receivable Facility as of September 30, 2023 and 2022 were $82.1 and $78.7, respectively. The net proceeds received were included in Cash provided by operating activities in the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statements of Earnings and Comprehensive Income. For the year ended September 30, 2023 and 2022, the loss on sale of trade receivables was $6.2 and $2.0, respectively.

Note 11 - Debt
The detail of long-term debt was as follows:

	September 30, 2023	September 30, 2022
Senior notes, fixed interest rate of 5.5%, due 2028 (1)	750.0	750.0
Senior notes, fixed interest rate of 4.1%, due 2029 (1)	500.0	500.0
Revolving credit facility (2)	122.0	155.0
Total long-term debt, including current maturities	1,372.0	1,405.0
Less unamortized debt issuance costs and discount (1)	11.3	13.6
Total long-term debt	$1,360.7	$1,391.4
(1)At September 30, 2023, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $6.9 and $4.4, respectively. At September 30, 2022, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $8.3 and $5.3, respectively.
(2)The U.S. revolving credit facility matures in 2025.
At September 30, 2023 and 2022, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $19.5 and $19.0, respectively, with variable weighted-average interest rates of 3.9% for both periods. These notes were primarily outstanding international borrowings.
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
In connection with the early repayment of the 2022 Notes, the Company recorded expense of $26.1 in fiscal 2021, which is included in Cost of early retirement of long-term debt in the Consolidated Statements of Earnings and Comprehensive Income. This expense included a premium of $25.5 and debt issuance cost write-offs of $0.6.

Debt Covenants
The U.S. revolving credit facility maturing in 2025 (“Revolving Credit Facility”) governing our outstanding debt at September 30, 2023 contains certain customary representations and warranties, financial covenants, covenants restricting the Company’s ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of the Company’s indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0, however, there is an exception for acquisition activity. In addition, under the Revolving Credit Facility, the ratio of the Company’s EBITDA, as defined in the credit agreement, to total interest expense must exceed 3.0 to 1. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under the Revolving Credit Facility would trigger cross-defaults on its other borrowings.
As of September 30, 2023, the Company was in compliance with the provisions and covenants associated with the Revolving Credit Facility.

Debt Maturities
Aggregate maturities of long-term debt, including current maturities, at September 30, 2023 were as follows: $122.0 in 2025, $750.0 in 2028, and $500.0 in 2029.

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
The Company initiated the wind-up of its Canadian defined benefit pension plan (“Canada Plan”) in June 2021. On September 1, 2021, Edgewell Personal Care Canada ULC (“EPC Canada”) as administrator of the Canada Plan entered into a buy-in annuity purchase agreement (“Buy-in Agreement”) with Brookfield Annuity Company (“Brookfield Annuity”) for certain members of the Canada Plan. On January 25, 2023, the Company received approval by the Financial Services Regulatory Authority of Ontario to wind-up the Canada Plan. Upon regulatory approval of the Canada Plan, EPC Canada proceeded with purchasing annuities for the remaining Canada Plan participants and converting the Buy-in Agreement to a buy-out annuity purchase agreement (“Buy-out Agreement”), which was purchased and funded by the Canada Plan on March 31, 2023. The Company was relieved of its defined benefit pension obligation through its irrevocable commitment under the Buy-out Agreement. As of the settlement date, the Company remeasured its assets and its projected benefit obligation associated with the Canada Plan. Upon settlement, the Company derecognized the assets, projected benefit obligation and losses remaining in accumulated other comprehensive loss (“AOCI”) associated with the Canada Plan, which resulted in a loss on settlement of $7.9. The loss was recorded in Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income for the fiscal year ended September 30, 2023.
The Company funds its pension plans in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) or local funding requirements.
The following tables present the benefit obligation, plan assets, and funded status of the plans:

	As of September 30,
	Pension		Postretirement
	2023	2022	2023	2022
Change in projected benefit obligation
Benefit obligation at beginning of year	$439.4	$618.7	$4.1	$5.5
Service cost	1.9	3.8	—	—
Interest cost	20.6	10.2	0.2	0.2
Actuarial gain	(12.9)	(141.1)	(0.1)	(0.9)
Benefits paid, net	(29.6)	(26.4)	(0.3)	(0.3)
Plan settlements	(21.9)	(4.3)	—	—
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	7.4	(21.5)	—	(0.4)
Projected benefit obligation at end of year	404.9	439.4	3.9	4.1
Change in plan assets
Estimated fair value of plan assets at beginning of year	398.2	570.5	—	—
Actual return on plan assets	8.9	(121.0)	—	—
Company contributions	0.9	0.9	0.3	0.3
Plan settlements	(21.9)	(4.3)	—	—
Benefits paid	(29.6)	(26.4)	(0.3)	(0.3)
Expenses paid	—	—	—	—
Foreign currency exchange rate changes	8.2	(21.5)	—	—
Divestiture	(0.8)	—	—	—
Estimated fair value of plan assets at end of year	363.9	398.2	—	—
Funded status at end of year	$(41.0)	$(41.2)	$(3.9)	$(4.1)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity:

	As of September 30,
	Pension		Postretirement
	2023	2022	2023	2022
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$13.5	$12.0	$—	$—
Current liabilities	(1.0)	(0.9)	(0.2)	(0.2)
Noncurrent liabilities	(53.5)	(52.3)	(3.7)	(3.9)
Net amount recognized	$(41.0)	$(41.2)	$(3.9)	$(4.1)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$119.3	$128.6	$(7.3)	$(7.4)
Prior service credit	—	—	—	—
Net amount recognized, pre-tax	$119.3	$128.6	$(7.3)	$(7.4)

Pre-tax changes recognized in Other comprehensive income for fiscal 2023 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in Other comprehensive income
Net (gain) loss arising during the year	$(0.5)	$(0.1)
Effect of exchange rates	0.8	(0.1)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net (loss) gain	(9.6)	0.3
Total recognized in Other comprehensive income	$(9.3)	$0.1

Pension contributions required in fiscal 2024 and beyond represent future pension payments to comply with local funding requirements in the U.S. only. The projected contributions for the U.S. pension plans total $7.0 in fiscal 2024, $9.2 in fiscal 2025, $10.4 in fiscal 2026, $10.2 in fiscal 2027, and $10.1 in fiscal 2028. Estimated contributions beyond fiscal 2028 are not determinable. The Company may also elect to make discretionary contributions.
The Company’s expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2024	$33.3	$0.2
Fiscal 2025	34.0	0.2
Fiscal 2026	33.6	0.2
Fiscal 2027	32.8	0.2
Fiscal 2028	32.6	0.2
Fiscal 2029 to 2032	147.0	1.3

The accumulated benefit obligation for defined benefit pension plans was $398.1 and $433.0 at September 30, 2023 and 2022, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2023	2022
Projected benefit obligation	$309.1	$331.0
Accumulated benefit obligation	309.1	331.0
Estimated fair value of plan assets	254.6	277.8

Pension plan assets in the U.S. plan represent approximately 70% of assets in all of the Company’s defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan’s assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: approximately 41% and (b) debt securities, including U.S. bonds: approximately 59%. Actual allocations at September 30, 2023 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2023. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.
The following table presents pension and post-retirement expense:

	Fiscal Year
	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Service cost	$1.9	$3.8	$4.4	$—	$—	$—
Interest cost	20.6	10.2	9.6	0.2	0.2	0.2
Expected return on plan assets	(21.5)	(21.1)	(22.4)	—	—	—
Recognized net actuarial loss (gain)	1.7	6.4	9.5	(0.3)	(0.3)	(0.3)
Settlement loss recognized	7.9	1.8	—	—	—	—
Net periodic benefit cost (credit)	10.6	1.1	1.1	(0.1)	(0.1)	(0.1)
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A in the Consolidated Statements of Earnings and Comprehensive Income. The remaining net periodic cost is recorded to Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income.

The Company utilized the spot discount rate approach, which applies the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant cash flows.

The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Plan obligations:
Discount rate	5.5%	5.1%	2.3%	5.6%	5.1%	3.5%
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	4.0	N/A
Net periodic benefit cost:
Discount rate	5.1%	2.3%	2.1%	5.1%	3.5%	2.8%
Expected long-term rate of return on plan assets	4.9%	4.2%	4.5%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	4.0	N/A
Cash balance interest credit rate	4.2%	3.3%	1.9%	N/A	N/A	N/A

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

	September 30, 2023
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$22.7	$—	$22.7
International equity	54.4	—	54.4
Debt
U.S. government	—	—	—
Other government	—	—	—
Corporate	54.9	—	54.9
Cash and cash equivalents	3.0	—	3.0
Other	—	—	—
Total, excluding investments valued at net asset value (“NAV”)	$135.0	$—	$135.0
Investments valued at NAV			228.9
Total	$135.0	$—	$363.9

	September 30, 2022
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$49.1	$—	$49.1
International equity	50.1	—	50.1
Debt
U.S. government	—	173.3	173.3
Other government	—	—	—
Corporate	47.4	—	47.4
Cash and cash equivalents	19.9	—	19.9
Other	13.8	—	13.8
Total, excluding investments valued at NAV	$180.3	$173.3	$353.6
Investments valued at NAV			44.6
Total	$180.3	$173.3	$398.2

The following table sets forth the estimated fair value of the Company’s pension assets valued at NAV:

	As of September 30,
	2023	2022
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$48.9	$11.4
International equity	21.4	33.2
Debt
U.S. government	158.6	$—
Total investments valued at NAV	$228.9	$44.6

There were no Level 3 pension assets as of September 30, 2023 and 2022.
The Company had no post-retirement plan assets as of September 30, 2023 and 2022.
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

Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participants’ before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2023, 2022, and 2021 were $11.3, $10.4, and $10.4, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statements of Earnings and Comprehensive Income.

Note 13 - Share-Based Payments
As of September 30, 2023, the Company had three share-based compensation plans: the Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”), the Second Amended and Restated 2009 Incentive Stock Plan (the “2009 Plan”) and the 2000 Incentive Stock Plan (the “2000 Plan”). The 2000 Plan was superseded by the 2009 Plan, which was then superseded by the 2018 Stock Incentive Plan. New awards granted after January 2018 are issued under the 2018 Plan. The 2018 Plan provides for the award of performance restricted stock, RSEs, or Share Options to purchase the Company’s common stock to directors, officers and employees of the Company. The maximum number of shares authorized for issuance under the 2018 Plan is 17.9, of which 4.6 were available for future awards as of September 30, 2023.
Share options are granted at the market price on the grant date and generally vest ratably over three years. These awards typically have a maximum term of ten years. Performance restricted stock and RSEs may also be granted. Option shares and prices, and restricted stock and RSEs, are adjusted in conjunction with stock splits and other recapitalizations, including our 2015 separation from Energizer, so that the holder is in the same economic position before and after these equity transactions.
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company’s share-based compensation arrangements were $27.5, $23.9 and $27.3 for fiscal 2023, 2022 and 2021, respectively, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $6.6, $5.7 and $6.6, for fiscal 2023, 2022 and 2021, respectively. Restricted stock issuance and shares issued for share option exercises under the Company’s share-based compensation programs are generally issued from treasury shares.

Share Options
The following table summarizes Share Option activity during fiscal 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2022	1.1	$54.05
Granted	0.1	$39.75
Outstanding as of September 30, 2023	1.2	$46.88	6.2	$—

Vested and unvested expected to vest as of September 30, 2023	1.2	$46.88	6.2	$—
Exercisable as of September 30, 2023	0.8	$57.75
An immaterial number of share options were exercised in fiscal 2023 and 2022. No share options were exercised in fiscal 2021.
The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. The expected volatility is determined based on historical volatility. The Company utilizes the simplified method in estimating the share option life as the Company does not have sufficient historical share option experience to estimate the share option life. During fiscal 2023 and 2022, the Company granted non-qualified share option awards to certain executives and employees of 0.1 and 0.3, respectively, with a grant-date fair value of $2.2 and $4.6, respectively. The following table presents the Company’s weighted average fair value per option and the assumptions utilized in the Black-Scholes option pricing model:

	2023	2022
Weighted-average fair value per share option	$15.22	$14.25
Expected volatility	40.0%	39.0%
Risk-free interest rate	3.85%	1.33%
Expected share option life (in years)	6.0	6.1
Dividend yield	1.51%	1.42%
As of September 30, 2023, there was an estimated $3.2 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of approximately 1.5 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2023:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2022	1.0	$38.09
Granted	0.5	40.17
Vested	(0.5)	39.00
Canceled	(0.1)	36.23
Non-vested at September 30, 2023	0.9	39.74
The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant.
As of September 30, 2023, there was an estimated $24.3 of total unrecognized compensation costs related to RSEs, which will be recognized over a weighted-average period of approximately 2.3 years. The weighted-average estimated fair value per RSE granted in fiscal 2023, 2022 and 2021 was $40.17, $42.49, and $35.16, respectively. The estimated fair value of RSEs vested in fiscal 2023, 2022 and 2021 was $20.2, $15.4, and $13.2, respectively.

Performance Restricted Share Equivalents
The following table summarizes PRSE award activity during fiscal 2023:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2022	0.5	$43.04
Granted	0.2	58.55
Vested	(0.1)	62.09
Canceled	(0.2)	42.63
Non-vested at September 30, 2023	0.4	60.56
As of September 30, 2023, there was an estimated $9.9 of total unrecognized compensation costs related to PRSEs, which will be recognized over a weighted-average period of approximately 1.8 years. The weighted-average estimated fair value per PRSE granted in fiscal 2023, 2022 and 2021 was $58.55, $56.53, and $29.25, respectively. The estimated fair value of PRSEs vested in fiscal 2023 was $62.09.
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
For PRSE awards granted during fiscal 2023, 2022 and 2021, awards will vest by comparing the Company’s TSR during a certain three year period to the respective TSRs of companies in a selected performance peer group. Based upon the Company’s ranking in its performance peer group, a recipient of the PRSE award may earn a total award ranging from 0% to 200% of the target award. The fair value of each PRSE was estimated on the grant date using a Monte Carlo simulation. The assumptions for PRSE awards during the years ended September 30, 2023 and 2022 are summarized in the following table.

	2023	2022
Expected term (in years)	3.0	3.0
Expected stock price volatility	48.20%	48.73%
Risk-free interest rate	4.14%	0.85%
Fair value (per award granted)	58.55	65.90

Note 14 - Shareholders’ Equity
At September 30, 2023, there were 300.0 shares of the Company’s common stock authorized, of which 4.6 shares were reserved for outstanding awards under the 2018, 2009 and 2000 Plans. The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value preferred stock. As of September 30, 2023, there were no shares of preferred stock issued or outstanding.
Share Repurchases
During fiscal 2023, the Company repurchased 1.9 shares of common stock under the share repurchase Board authorization from January 2018 for $75.2 and has 4.6 shares of its common stock available for repurchase in the future under the Board’s authorization. Future share repurchases, if any, would be made in the open market, privately negotiated transactions, or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs, and other factors. Additionally, 0.2 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSEs.
Since September 30, 2023, the Company repurchased 0.1 shares of common stock for $3.5 under the share repurchase Board authorization from January 2018 which allows the repurchase of up to 10.0 shares. There are 4.5 common shares remaining available to be purchased.

Dividends
The following is a summary of cash dividends paid and declared per share on the Company’s Common Stock during the year ended September 30, 2023

Date Declared	Record Date	Payable Date	Amount Per Share
July 29, 2022	September 2, 2022	October 5, 2022	$0.15
November 3, 2022	November 29, 2022	January 4, 2023	$0.15
February 3, 2023	March 8, 2023	April 5, 2023	$0.15
May 8, 2023	June 7, 2023	July 6, 2023	$0.15
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
On November 2, 2023, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2023. The dividend will be paid on January 4, 2024 to shareholders of record as the close of business on December 6, 2023.
Dividends declared during fiscal 2023 totaled $31.7. Payments made for dividends during fiscal 2023 totaled $31.5.

Note 15 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2021	$(41.8)	$(97.3)	$2.2	$(136.9)
OCI before reclassifications (1)	(89.4)	(1.2)	13.1	(77.5)
Reclassifications to earnings	—	5.9	(7.6)	(1.7)
Balance at September 30, 2022	(131.2)	(92.6)	7.7	(216.1)
OCI before reclassifications (1)	44.3	(0.3)	0.7	44.7
Reclassifications to earnings	—	6.9	(5.5)	1.4
Balance at September 30, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
(1)OCI is defined as other comprehensive income.

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2023	2022	Affected Line Item in the Consolidated Statement of Earnings
Gain on cash flow hedges
Foreign exchange contracts	$8.0	$11.2	Other expense (income), net
Income tax expense	2.5	3.6	Income tax provision
	$5.5	$7.6

Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	(1.4)	(6.1)	Other expense (income), net
Defined benefit settlement loss (1)	(7.9)	(1.8)	Other expense (income), net
Income tax benefit	(2.4)	(2.0)	Income tax provision
	$(6.9)	$(5.9)

Total reclassifications for the period	$(1.4)	$1.7
(1)These AOCI components are included in the computation of net periodic benefit cost. See Note 12 of Notes to Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management
In the course of ordinary business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at September 30, 2023 and 2022, respectively, as well as the Company’s objectives and strategies for holding derivative instruments.

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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2023, the Company had $122.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Revolving Credit Facility in the U.S.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company’s largest customer, Walmart Inc. and its affiliates (collectively, “Walmart”), accounted for approximately 19% of consolidated net sales in fiscal 2023. No other customer accounted for more than 10% of the Company’s consolidated net sales. Purchases by Walmart included products from all of the Company’s segments. Additionally, in fiscal 2023, Target Corporation represented approximately 9% of consolidated net sales for the Sun and Skin Care segment and 10% of consolidated net sales for the Feminine Care segment, respectively.
Product Concentration. Within the Wet Shave segment, the Company’s razor and blades represented 49%, 51% and 52% of consolidated net sales during fiscal 2023, 2022 and 2021, respectively, and within the Sun and Skin Care segment, sun care products represented 20%,19%, and 16% of consolidated net sales during each of fiscal 2023, 2022 and 2021.

Cash Flow Hedges
At September 30, 2023, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $4.4 and $11.3 at September 30, 2023 and 2022, respectively, on these forward currency contracts, which are accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2023 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2023 is expected to be included in Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income. Contract maturities for these hedges extend into fiscal year 2025. At September 30, 2023, there were 64 open foreign currency contracts with a total notional value of $105.4.

Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures and, thus, are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in gains of $3.0, $8.2, and $2.3 for fiscal 2023, 2022, and 2021, respectively, which were recorded in Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income. At September 30, 2023, there were five open foreign currency derivative contracts which were not designated as cash flow hedges with a total notional value of $34.5.
The following table provides estimated fair values of derivative instruments:

	Fair Value of (Liability) Asset (1)
	September 30, 2023	September 30, 2022
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$4.4	$11.3
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.9	$2.0
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Fiscal Year
	2023	2022	2021
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in OCI (1)	$1.1	$19.2	$3.1
Gain (loss) reclassified from AOCI into income (effective portion) (1) (2)	8.0	11.2	(3.2)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$3.0	$8.2	$2.3
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.
(2)Gain (loss) was recorded in Other expense (income), net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	As of September 30, 2023		As of September 30, 2022
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$6.1	$(0.7)	$13.4	$(0.5)
Gross amounts offset in the balance sheet	(0.2)	0.4	—	0.4
Net amounts of assets (liabilities) presented in the balance sheet	$5.9	$(0.3)	$13.4	$(0.1)
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

	As of September 30,
	2023	2022
(Liabilities) Assets at estimated fair value:
Deferred compensation	$(19.4)	$(21.8)
Derivatives - foreign currency contracts	5.6	13.3
Net liabilities at estimated fair value	$(13.8)	$(8.5)

At September 30, 2023 and 2022, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1. Refer to Note 12 of Notes to Consolidated Financial Statements for the fair value hierarchy of the pension plan assets.

At September 30, 2023 and 2022, the fair market value of fixed rate long-term debt was $1,028.6 and $945.9, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of September 30, 2023. The estimated fair values of long-term debt, excluding the Revolving Credit Facility has been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amount of the Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances. The estimated fair value of cash and cash equivalents, short-term borrowings and the Revolving Credit Facility have been determined based on Level 2 inputs.
As of September 30, 2023, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.

Note 17 - Commitments and Contingencies
Legal Proceedings
During the year ended September 30, 2023, the Company settled a legal matter which resulted in a gain of $4.9 related to an intellectual property claim against a third party. This was included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the intellectual property claim settlement in fiscal 2023.
Additionally, during the year ended September 30, 2023, the Company received a favorable court ruling regarding an international VAT matter, which the plaintiff has no ability to appeal. As the Company had previously recorded an accrual for this matter, based on its best estimate of the facts and circumstances at that time, the result of the favorable court ruling was a release of the reserve established which resulted in a gain of $2.2. This was included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income.
During the year ended September 30, 2022, the Company settled certain legal matters which resulted in a gain of $7.5 related to intellectual property claims against a third party. This was included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the settlement in fiscal 2022.
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

Accrued environmental costs at September 30, 2023 were $9.3 and were recorded in Other Current Liabilities and Other Liabilities within the Consolidated Balance Sheets.The amount of the Company’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Company’s total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates may be modified as a result of changes in the Company’s plans or its understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
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

Note 18 - Segment and Geographical Data
Segment performance is evaluated based on segment profit, exclusive of general corporate expenses, share-based compensation costs, and certain costs deemed non-recurring in nature, including restructuring and related costs, acquisition and integration costs, stock keeping unit (“SKU”) rationalization, Sun Care reformulation, income from resolution of legal matters and other costs or income, pension settlement expense, value-added tax (“VAT”) settlements, cost of early debt retirement, other costs or income, the amortization of intangible assets, and the related tax effects of these items. Financial items, such as interest income and expense, are managed on a global basis at the corporate level. The exclusion of such charges from segment results reflects management’s view on how it evaluates segment performance. Amounts have been revised to reflect the correction of certain immaterial misstatements. Refer to Note 1 of Notes to Consolidated Financial Statements, for further discussion.
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

Segment net sales and profitability are presented below:

	Fiscal Year
	2023	2022	2021
Net Sales
Wet Shave	$1,230.9	$1,242.5	$1,215.9
Sun and Skin Care	705.5	638.5	585.3
Feminine Care	315.2	290.7	286.1
Total net sales	$2,251.6	$2,171.7	$2,087.3

Segment Profit
Wet Shave	$158.3	$174.5	$221.5
Sun and Skin Care	137.4	108.8	99.0
Feminine Care	49.7	31.5	37.5
Total segment profit	345.4	314.8	358.0

General corporate and other expenses	(68.7)	(54.0)	(56.5)
Restructuring and related costs (1)	(17.1)	(16.2)	(30.1)
Acquisition and integration costs (2)	(7.5)	(9.9)	(8.4)
SKU rationalization (3)	1.7	(22.5)	—
Sun Care reformulation (4)	(1.9)	(4.6)	(1.1)
Legal matters, net income (5)	6.3	7.5	—
VAT settlement costs (6)	—	(3.4)	—
Pension settlement expense (7)	(7.9)	(1.8)	—
Cost of early retirement of long-term debt	—	—	(26.1)
Other (8)	(0.4)	—	—
Amortization of intangibles	(30.8)	(29.4)	(22.0)
Interest and other expense, net	(71.4)	(56.4)	(66.7)
Total earnings before income taxes	$147.7	$124.1	$147.1

Depreciation and amortization
Wet Shave	$37.1	$36.4	$39.9
Sun and Skin Care	15.1	15.4	15.6
Feminine Care	8.4	8.7	9.6
Total segment depreciation and amortization	60.6	60.5	65.1
Corporate	30.8	29.4	22.0
Total depreciation and amortization	$91.4	$89.9	$87.1

	Fiscal Year
	2023	2022	2021
Total Assets
Wet Shave	$724.1	$751.4
Sun and Skin Care	316.1	276.8
Feminine Care	163.2	159.1
Total segment assets	1,203.4	1,187.3
Corporate (9)	232.1	207.0
Goodwill and other intangible assets, net	2,305.2	2,318.8
Total assets	$3,740.7	$3,713.1

Capital Expenditures
Wet Shave	$31.2	$36.1	$36.1
Sun and Skin Care	12.2	12.4	12.2
Feminine Care	6.1	7.9	8.5
Total capital expenditures	49.5	56.4	56.8
(1)Includes Restructuring and related costs of $0.2, $0.1 and $0.6 included within COGS and $0.3, $0.8 and $8.7 within SG&A for fiscal 2023, 2022 and 2021, respectively, related to actions to strengthen our operating model.
(2)Includes SG&A of $7.5, $9.1, and $7.1 for fiscal 2023, 2022, and 2021, respectively, related to integration expenses associated with acquisitions and Cost of products sold of nil, $0.8, and $1.3 related to the valuation of acquired inventory for fiscal 2023, 2022, and 2021, respectively.
(3)In fiscal 2022, we recorded a charge of $22.5 in COGS for the write-off of certain Wet Ones SKUs and related contract termination charges. In fiscal 2023, we released a reserve of $1.7 related to certain accrued expenses associated with the write-off of inventory related to these SKUs. Wet Ones products are included within the Sun and Skin Care segment.
(4)Includes pre-tax research and development (“R&D”) costs of $3.3 for fiscal 2023. In fiscal 2023, we released a reserve of $1.4 related to certain accrued expenses associated with the recall and destruction of certain Sun Care products, within COGS. In fiscal 2022 and 2021 we recorded costs of $3.5 and $1.1 respectively, related to the reformulation, recall, and destruction of certain Sun Care products within COGS.
(5)Includes pre-tax SG&A of $6.3 and $7.5 for fiscal 2023 and 2022, respectively, related to the resolution of legal matters. See Note 17 of the Notes to Consolidated Financial Statements.
(6)Includes pre-tax SG&A of $3.4 for the fiscal 2022 related to the estimated settlement of prior years’ value-added tax audits in Germany.
(7)Includes pre-tax Other expense (income), net of $7.9 and $1.8 for fiscal 2023 and 2022, respectively, related to pension settlement expenses.
(8)Includes pre-tax SG&A of $0.4 for fiscal 2023 related to the write off of assets associated with a prior year divestiture.
(9)Corporate assets include all cash and cash equivalents, financial instruments and deferred tax assets that are managed outside of operating segments.

The following table presents the Company’s net sales and long-lived assets by geographic area:

	Fiscal Year
	2023	2022	2021
Net Sales to Customers
United States	$1,326.1	$1,306.5	$1,183.6
International	925.5	865.2	903.7
Total net sales	$2,251.6	$2,171.7	$2,087.3

Long-lived Assets
United States	$221.6	$239.3
Germany	73.7	61.1
Other International	75.7	65.7
Total long-lived assets excluding goodwill and other intangibles, net, and other assets	$371.0	$366.1
The Company’s international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company’s total Net sales. For information on customer concentration and product concentration risk, see Note 16 of Notes to Consolidated Financial Statements.

Supplemental product information is presented below for net sales:

	Fiscal Year
	2023	2022	2021
Razors and blades	$1,103.6	$1,108.8	$1,084.6
Sun care products	450.7	401.8	333.6
Tampons, pads and liners	315.2	290.7	286.1
Shaving gels and creams	127.3	133.7	131.3
Grooming products	172.5	158.7	148.9
Wipes and other skin care	82.3	78.0	102.8
Total net sales	$2,251.6	$2,171.7	$2,087.3

Note 19 - Quarterly Financial Information (Unaudited)
The following tables present selected unaudited financial data for each of the eight quarters in the two-year period ended September 30, 2023, which have been updated to reflect the revisions discussed in Note 1 of Notes to Consolidated Financial Statements.

Fiscal 2023	Q1	Q2	Q3	Q4
Net sales	$469.1	$598.4	$650.0	$534.1
Gross profit	189.6	242.3	280.3	228.6
Net earnings	12.4	19.4	53.0	29.9

Earnings per share:
Basic earnings per share (1)	0.24	0.38	1.04	0.59
Diluted earnings per share (1)	0.24	0.37	1.02	0.58
(1) Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.

Fiscal 2022	Q1	Q2	Q3	Q4
Net sales	$463.3	$547.7	$623.8	$536.9
Gross profit	190.2	230.4	240.9	219.0
Net earnings	11.5	23.5	30.8	33.7

Earnings per share:
Basic earnings per share (1)	0.21	0.43	0.59	0.65
Diluted earnings per share (1)	0.20	0.43	0.58	0.64
(1) Quarterly and annual computations are prepared independently. Therefore, the sum of each quarter may not necessarily total the fiscal period amounts noted elsewhere within this Annual Report on Form 10-K.

The impact of the revision on the previously reported unaudited quarterly financial data is as follows:

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Revised
Net sales	$650.0	$—	$650.0
Gross profit	279.7	0.6	280.3
Net earnings	52.5	0.5	53.0

Earnings per share:
Basic net earnings per share	$1.03	$0.01	$1.04
Dilutive net earnings per share	1.01	0.01	1.02

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Revised
Net sales	$598.4	$—	$598.4
Gross profit	241.7	0.6	242.3
Net earnings	19.0	0.4	19.4

Earnings per share:
Basic net earnings per share	$0.37	$0.01	$0.38
Dilutive net earnings per share	0.37	—	0.37

	Three Months Ended December 31, 2022
	As Previously Reported	Adjustment	As Revised
Net sales	$469.1	$—	$469.1
Gross profit	189.0	0.6	189.6
Net earnings	11.9	$0.5	12.4

Earnings per share:
Basic net earnings per share	$0.23	$0.01	$0.24
Dilutive net earnings per share	0.23	0.01	0.24

	Three Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Revised
Net sales	$536.9	$—	$536.9
Gross profit	218.8	0.2	219.0
Net earnings	33.7	—	33.7

Earnings per share:
Basic net earnings per share	$0.65	$—	$0.65
Dilutive net earnings per share	0.64	—	0.64

	Three Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Revised
Net sales	$623.8	$—	$623.8
Gross profit	240.6	0.3	240.9
Net earnings	30.5	0.3	30.8

Earnings per share:
Basic net earnings per share	$0.58	$0.01	$0.59
Dilutive net earnings per share	0.57	0.01	0.58

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Revised
Net sales	$547.7	$—	$547.7
Gross profit	230.1	0.3	230.4
Net earnings	23.2	0.3	23.5

Earnings per share:
Basic net earnings per share	$0.43	$—	$0.43
Dilutive net earnings per share	0.43	—	0.43

	Three Months Ended December 31, 2021
	As Previously Reported	Adjustment	As Revised
Net sales	$463.3	$—	$463.3
Gross profit	189.9	0.3	190.2
Net earnings	11.2	0.3	11.5

Earnings per share:
Basic net earnings per share	$0.21	$—	$0.21
Dilutive net earnings per share	0.20	—	0.20

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) for external purposes. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2023 was effective.
The Company’s internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2023.
Information regarding our executive officers is included in Item 1. Business of this Annual Report on Form 10-K.
We have adopted business practices and standards of conduct that are applicable to all employees, including our CEO and CFO. We have also adopted a code of business conduct applicable to our Board of Directors. The codes have been posted on the Investor section of our website at www.edgewell.com. In the event that an amendment to, or a waiver from, a provision of one of the codes of ethics occurs and it is determined that such amendment or waiver is subject to the disclosure provisions of Item 5.05 of Current Report on Form 8-K, we intend to satisfy such disclosure by posting such information on our website for at least a 12-month period.

Item 11. Executive Compensation.
Information regarding the compensation of our named executive officers and directors will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding individuals or groups that own more than five percent of our common shares, as well as information regarding the security ownership of our executive officers and directors, information relating to securities authorized for issuance under equity compensation plans and other shareholder matters will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding transactions with related parties and director independence will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2023.

Item 14. Principal Accounting Fees and Services.
Information regarding the services provided by and fees paid to PricewaterhouseCoopers LLP (PCAOB ID 238), our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

◦Report of Independent Registered Public Accounting Firm.
◦Consolidated Statements of Earnings and Comprehensive Income for the fiscal years ended September 30, 2023, 2022 and 2021.
◦Consolidated Balance Sheets as of September 30, 2023 and 2022.
◦Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, 2022 and 2021.
◦Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2020 to September 30, 2023.
◦Notes to Consolidated Financial Statements.

2)Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2023	2022	2021
Allowance for Doubtful Accounts
Balance at beginning of year	3.9	6.9	8.2
Provision charged to expense, net of reversals	1.7	(2.9)	(0.7)
Write-offs, less recoveries, translation, other	—	(0.3)	(0.6)
Allowance for acquired receivables	—	0.2	—
Balance at end of year	$5.6	$3.9	$6.9

Income Tax Valuation Allowance
Balance at beginning of year	10.3	9.4	8.5
Provision charged to expense	6.0	0.7	1.0
Write-offs, less recoveries, translation, other	2.0	0.2	(0.1)
Balance at end of year	$18.3	$10.3	$9.4

3)Exhibits. The exhibits are included in the Exhibit Index that appears at the end of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

By:	/s/ Rod R. Little
Rod R. Little
President and Chief Executive Officer

Date: November 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Rod R. Little
Rod R. Little (principal executive officer)	President and Chief Executive Officer

/s/ Daniel J. Sullivan
Daniel J. Sullivan (principal financial officer)	Chief Financial Officer

/s/ Robert A. Schmidt
Robert A. Schmidt (principal accounting officer)	Chief Accounting Officer

/s/ Robert Black
Robert Black	Director

/s/ George Corbin
George Corbin	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Joseph D. O’Leary
Joseph D. O’Leary	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

/s/ Swan Sit
Swan Sit	Director

/s/ Gary Waring
Gary Waring	Director

November 28, 2023

EXHIBIT INDEX

Exhibit Number	Exhibit
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

10.15	Tax Sharing Agreement (incorporated by reference to Exhibit 2.2 of the Company’s Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.16***	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement for the fiscal year ended September 30, 2016).

10.17***	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.18***	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.19***	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.20***	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 10, 2015).

10.21***	Form of Change of Control Agreement with certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2017).

10.22***
January 1, 2015 Restatement of the Company's Executive Savings Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.23***
Amendment to the Company's Executive Savings Investment Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.24***
2010 Restatement of the Company's Supplemental Executive Retirement Plan dated October 15, 2010 (incorporated by reference to Exhibit 10.54 of Amendment No. 1 to the Company's Annual Report on Form 10-K/A, filed May 16, 2011).

10.25***
First Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form10-K for the year ended September 30, 2015).

10.26***
Second Amendment to the 2010 Restatement of the Company's Supplemental Executive Retirement Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.27***
2009 Restatement of the Company's Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended September 30, 2008).

10.28***
First Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.29***
Amendment No. 2 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.30***
Amendment No. 3 to 2009 Restatement of the Company's Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.31***
Amendment No. 4 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.32***
Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.33***	Executive Group Personal Excess Liability Insurance Plan (incorporated by reference to Exhibit 10.9 of the Company's Post-Effective Amendment No. 1 to Form 10, filed April 19, 2000).

10.34***	Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

10.35***	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

10.36***	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.37***	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

10.38***
Separation and General Release Agreement entered into on October 6, 2023 by and between John N. Hill and Edgewell Personal Care Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2023).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2021, 2022 and 2023, (ii) the Consolidated Balance Sheets at September 30, 2022 and 2023, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2022 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2020 to September 30, 2023, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2023.

*Filed herewith.
**Furnished herewith.
***Denotes a management contract or compensatory plan or arrangement.
****The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.