Form 10-Q
period 2023-12-31
EDGEWELL PERSONAL CARE Co
filed 2024-02-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Common shares, $0.01 par value - 49,933,117 shares as of January 31, 2024.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2023	2022
Net sales	$488.9	$469.1
Cost of products sold	291.2	279.5
Gross profit	197.7	189.6

Selling, general and administrative expense	103.3	95.7
Advertising and sales promotion expense	48.2	45.9
Research and development expense	13.3	13.4
Restructuring charges	6.8	2.7
Operating income	26.1	31.9
Interest expense associated with debt	19.8	19.9
Other expense (income), net	0.3	(5.0)
Earnings before income taxes	6.0	17.0
Income tax provision	1.2	4.6
Net earnings	$4.8	$12.4

Earnings per share:
Basic net earnings per share	$0.10	$0.24
Diluted net earnings per share	$0.09	$0.24

Statements of Comprehensive Income:
Net earnings	$4.8	$12.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	27.0	48.0
Pension and postretirement activity, net of tax (benefit) of $(0.6) and $(0.1)	(0.1)	(0.2)
Deferred loss on hedging activity, net of tax (benefit) of $(1.6) and $(3.8)	(3.4)	(8.2)
Total other comprehensive income, net of tax	23.5	39.6
Total comprehensive income	$28.3	$52.0

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2023	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$214.2	$216.4
Trade receivables, less allowance for doubtful accounts of $6.1 and $5.6	112.5	106.2
Inventories	521.9	492.4
Other current assets	156.9	147.4
Total current assets	1,005.5	962.4
Property, plant and equipment, net	333.5	337.9
Goodwill	1,337.1	1,331.4
Other intangible assets, net	970.1	973.8
Other assets	141.0	135.2
Total assets	$3,787.2	$3,740.7

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$24.2	$19.5
Accounts payable	197.5	194.4
Other current liabilities	246.0	309.5
Total current liabilities	467.7	523.4
Long-term debt	1,452.3	1,360.7
Deferred income tax liabilities	136.9	136.4
Other liabilities	184.5	179.7
Total liabilities	2,241.4	2,200.2
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 50,030,286 and 50,118,789 outstanding	0.7	0.7
Additional paid-in capital	1,568.9	1,593.8
Retained earnings	1,019.3	1,022.1
Common shares in treasury at cost, 15,221,703 and 15,133,200	(896.6)	(906.1)
Accumulated other comprehensive loss	(146.5)	(170.0)
Total shareholders’ equity	1,545.8	1,540.5
Total liabilities and shareholders’ equity	$3,787.2	$3,740.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2023	2022
Cash Flow from Operating Activities
Net earnings	$4.8	$12.4
Depreciation and amortization	22.5	22.5
Share-based compensation expense	7.0	6.5
Loss on sale of assets	0.1	0.7
Deferred compensation payments	(0.4)	—
Deferred income taxes	(0.2)	(0.1)
Other, net	(0.6)	(1.8)
Changes in operating assets and liabilities	(106.1)	(126.5)
Net cash used by operating activities	$(72.9)	$(86.3)

Cash Flow from Investing Activities
Capital expenditures	(6.5)	(11.3)
Collection of deferred purchase price on accounts receivable sold	—	0.4
Other, net	0.5	(0.3)
Net cash used by investing activities	$(6.0)	$(11.2)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	216.0	241.0
Cash payments on debt with original maturities greater than 90 days	(125.0)	(141.0)
Proceeds from debt with original maturities of 90 days or less	4.1	5.5
Repurchase of shares	(15.0)	(15.0)
Dividends to common shareholders	(7.6)	(8.3)
Net financing inflow from the Accounts Receivable Facility	4.8	8.8
Employee shares withheld for taxes	(7.0)	(8.1)
Other, net	(0.5)	—
Net cash from financing activities	$69.8	$82.9

Effect of exchange rate changes on cash	6.9	10.0

Net decrease in cash and cash equivalents	(2.2)	(4.6)
Cash and cash equivalents, beginning of period	216.4	188.7
Cash and cash equivalents, end of period	$214.2	$184.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	4.8	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	(0.1)	(0.1)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.5)	—	—	—	(15.5)
Activity under share plans	—	—	0.2	25.0	(24.9)	—	—	0.1
Balance as of December 31, 2023	65.2	$0.7	(15.2)	$(896.6)	$1,568.9	$1,019.3	$(146.5)	$1,545.8

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$939.1	$(216.1)	$1,467.1
Net earnings	—	—	—	—	—	12.4	—	12.4
Foreign currency translation adjustments	—	—	—	—	—	—	48.0	48.0
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Deferred gain on hedging activity	—	—	—	—	—	—	(8.2)	(8.2)
Dividends declared to common shareholders	—	—	—	—	—	(8.0)	—	(8.0)
Repurchase of shares including excise tax	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	0.4	25.0	(26.5)	—	—	(1.5)
Balance as of December 31, 2022	65.2	$0.7	(13.7)	$(850.9)	$1,577.8	$943.5	$(176.5)	$1,494.6

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 28, 2023.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively with early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented with early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" which requires that a buyer in a supplier finance program disclose additional information about the program for financial statement users including a rollforward of those obligations. The Company adopted the standard as of October 1, 2023, except for amendments relating to the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023.
The Company has agreements for supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. As of December 31, 2023, and September 30, 2023, $24.0 and $21.8, respectively, were valid obligations under the program. The obligations are presented as Accounts payable on the Condensed Consolidated Balance Sheets.
Revision of Previously Issued Consolidated Financial Statements
As previously disclosed in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on November 28, 2023, the Company evaluated aged accrued expenditures related to goods received but not yet invoiced by certain of its vendors (“GRNI”). Based upon an assessment, including evaluating the expiry of the applicable statute of limitations of the accrued expenditures, the Company concluded that $8.5 of aged accrued GRNI originating in years 2014 through 2018 were no longer required to be reflected as accounts payable on the Consolidated Balance Sheet as of September 30, 2023 and should have been reversed in prior fiscal years. The Company concluded that the misstatements were not material, either individually or in the aggregate, to its previously issued consolidated financial statements.
To correct the immaterial misstatements, the Company has revised the Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Cash Flows, and Consolidated Statements of Changes in Shareholders' Equity for the three months ended December 31, 2022 as well as the associated Notes to the Condensed Consolidated Financial Statements to reflect the corrections of these immaterial misstatements as of and for the three months ended December 31, 2022. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for three months ended December 31, 2022.
The following table reflects the revisions to the previously issued Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2022:

	As Previously Reported	Adjustment	As Revised
Net sales	$469.1	$—	$469.1
Cost of products sold	280.1	(0.6)	279.5
Gross profit	189.0	0.6	189.6
Operating income	31.3	0.6	31.9
Earnings before income taxes	16.4	0.6	17.0
Income tax provision	4.5	0.1	4.6
Net earnings	11.9	0.5	12.4

Earnings per share:
Basic net earnings per share	$0.23	$0.01	$0.24
Dilutive net earnings per share	0.23	0.01	0.24
Total comprehensive income	51.5	0.5	52.0
The following table reflects the revisions to the previously issued Consolidated Statements of Cash Flows for the period ended December 31, 2022.

	As Previously Reported	Adjustment	As Revised
Net earnings	$11.9	$0.5	$12.4
Changes in operating assets and liabilities	(126.0)	(0.5)	(126.5)

Note 2 - Restructuring Charges
Operating Model Redesign
In fiscal 2024, the Company continues to take actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and repositioning related charges of approximately $19 in fiscal 2024. The Company has incurred restructuring and related charges as follows:

	Three Months Ended December 31,
	2023	2022
Severance and related costs	$3.9	$0.9
Asset write-off and accelerated depreciation	0.1	—
Consulting, project implementation and management, and other exit costs	2.8	1.9
Total restructuring and related costs (1)	$6.8	$2.8
(1)Restructuring and related costs of nil and $0.1 are included within Selling, general and administrative expense (“SG&A”) for the three months ended December 31, 2023 and 2022, respectively.
The following table summarizes the restructuring activities and related accrual for the three months ended December 31, 2023:

			Utilized
	October 1, 2023	Charge to Income	Cash	December 31, 2023
Severance and related costs	$3.9	$4.0	$(4.2)	$3.7
Consulting, project implementation and management, and other exit costs	0.7	2.8	(3.5)	—
Total restructuring activities and related accrual	$4.6	$6.8	$(7.7)	$3.7
Note 3 - Income Taxes
For the three months ended December 31, 2023, the Company had income tax expense of $1.2, on Earnings before income taxes of $6.0. The effective tax rate for the three months ended December 31, 2023 was 20.1%. The difference between the federal statutory rate and the effective rate is primarily due to a favorable mix of earnings in lower tax rate jurisdictions.
For the three months ended December 31, 2022, the Company had income tax expense of $4.6 on Earnings before income taxes of $17.0. The effective tax rate for the three months ended December 31, 2022 was 27.0%. The difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Three Months Ended December 31,
	2023	2022
Basic weighted-average shares outstanding	50.1	51.6
Effect of dilutive securities:
Options, RSE and PRSE awards	0.4	0.3
Total dilutive securities	0.4	0.3
Diluted weighted-average shares outstanding	50.5	51.9

The following weighted-average common shares were excluded from the calculation of diluted earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended December 31,
	2023	2022
Option awards	1.3	1.0
RSE and PRSE awards	0.6	0.6

Note 5 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of September 30, 2023	$1,140.5	$355.9	$206.0	$1,702.4
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of September 30, 2023	$771.5	$353.9	$206.0	$1,331.4

Changes in the three months ended December 31, 2023
Cumulative translation adjustment	4.0	0.7	1.0	5.7

Gross balance as of December 31, 2023	$1,144.5	$356.6	$207.0	$1,708.1
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of December 31, 2023	$775.5	$354.6	$207.0	$1,337.1
The following table sets forth intangible assets by class:

	December 31, 2023			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$596.4	$—	$596.4	$592.9	$—	$592.9

Amortizable
Trade names and brands	$339.8	$92.2	$247.6	$339.6	$88.1	$251.5
Technology and patents	79.7	76.7	3.0	79.4	76.2	3.2
Customer related and other	271.4	148.3	123.1	269.8	143.6	126.2
Amortizable intangible assets	690.9	317.2	373.7	688.8	307.9	380.9
Total intangible assets	$1,287.3	$317.2	$970.1	$1,281.7	$307.9	$973.8

Amortization expense was $7.8 and $7.7 for the three months ended December 31, 2023 and 2022, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2024	23.3
2025	31.1
2026	30.7
2027	30.5
2028	30.4
2029	30.4
Thereafter	197.3
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there was no triggering event requiring an interim impairment analysis during the three months ended December 31, 2023.

Note 6 - Supplemental Balance Sheet Information

	December 31, 2023	September 30, 2023
Inventories
Raw materials and supplies	$94.1	$86.3
Work in process	92.2	91.1
Finished products	335.6	315.0
Total inventories	$521.9	$492.4
Other Current Assets
Prepaid expenses	$82.5	$72.5
Value added tax receivables	39.8	43.7
Income taxes receivable	25.1	18.9
Other	9.5	12.3
Total other current assets	$156.9	$147.4
Property, Plant and Equipment
Land	$18.8	$18.5
Buildings	144.9	142.6
Machinery and equipment	1,117.8	1,105.3
Capitalized software costs	61.4	60.2
Construction in progress	41.2	38.5
Total gross property, plant and equipment	1,384.1	1,365.1
Accumulated depreciation and amortization	(1,050.6)	(1,027.2)
Total property, plant and equipment, net	$333.5	$337.9
Other Current Liabilities
Accrued advertising and sales promotion	$38.1	$31.5
Accrued trade allowances	27.0	29.8
Accrued salaries, vacations and incentive compensation	34.2	65.4
Income taxes payable	6.5	11.9
Returns reserve	36.1	53.5
Accrued interest	9.8	25.0
Other	94.3	92.4
Total other current liabilities	$246.0	$309.5
Other Liabilities
Pensions and other retirement benefits	$59.6	$58.2
Other	124.9	121.5
Total other liabilities	$184.5	$179.7

Note 7 - Accounts Receivable Facilities
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

Accounts receivables sold were $216.1 and $212.1 for the three months ended December 31, 2023 and 2022, respectively. The trade receivables sold that remained outstanding as of December 31, 2023 and September 30, 2023 were $82.4 and $82.1, respectively. The net proceeds received were included in both Cash from operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $1.2 and $0.9 for the three months ended December 31, 2023 and 2022, respectively.

Note 8 - Debt
The detail of long-term debt was as follows:

	December 31, 2023	September 30, 2023
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. revolving credit facility (1)	213.0	122.0
Total	1,463.0	1,372.0
Less unamortized debt issuance costs and discount (2)	10.7	11.3
Total long-term debt	$1,452.3	$1,360.7
(1)The U.S. revolving credit facility matures in April 2025.
(2)As of December 31, 2023, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $6.5 and $4.2, respectively. As of September 30, 2023, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $6.9 and $4.4, respectively.
As of December 31, 2023 and September 30, 2023, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $24.2 and $19.5, respectively, with weighted-average interest rates of 3.9% for both periods. These notes were primarily outstanding international borrowings.

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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended December 31,
	2023	2022
Service cost	$0.5	$0.5
Interest cost	5.3	5.2
Expected return on plan assets	(4.9)	(5.4)
Recognized net actuarial loss	0.4	0.4
Net periodic cost	$1.3	$0.7
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost is recorded to Other expense (income), net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.

Note 10 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.4 shares of its common stock for $15.0 during the three months ended December 31, 2023. There are 4.2 shares of common stock available for repurchase in the future under the Board’s authorization as of December 31, 2023. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
Dividend activity in the three months ended December 31, 2023 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
November 2, 2023	December 6, 2023	January 4, 2024	$0.15
On February 1, 2024, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2024. The dividend will be payable on April 4, 2024 to shareholders of record as the close of business on March 7, 2024.
Dividends declared during the three months ended December 31, 2023 totaled $7.6. Payments made for dividends during the three months ended December 31, 2023 totaled $7.6.
Note 11 - Accumulated Other Comprehensive Loss
The following table presents the changes in AOCI, net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
Other comprehensive income (loss), net of tax	27.0	(0.4)	(2.3)	24.3
Reclassifications to earnings	—	0.3	(1.1)	(0.8)
Balance as of December 31, 2023	$(59.9)	$(86.1)	$(0.5)	$(146.5)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2022	$(131.2)	$(92.6)	$7.7	$(216.1)
Other comprehensive (loss) income, net of tax	48.0	(0.5)	(4.8)	42.7
Reclassifications to earnings	—	0.3	(3.4)	(3.1)
Balance as of December 31, 2022	$(83.2)	$(92.8)	$(0.5)	$(176.5)

The following table presents the reclassifications out of AOCI:

	Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2023	2022
Gain on cash flow hedges
Foreign exchange contracts	$1.6	$5.0	Other expense (income), net
Income tax expense	0.5	1.6	Income tax provision
	1.1	3.4
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.4)	$(0.4)
Income tax (benefit)	(0.1)	(0.1)	Income tax provision
	(0.3)	(0.3)

Total reclassifications for the period	$0.8	$3.1
(1)These AOCI components are included in the computation of net periodic cost. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Note 12 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of December 31, 2023 and September 30, 2023, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Cash Flow Hedges
As of December 31, 2023, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax loss of $0.6 and an unrealized pre-tax gain of $4.4 as of December 31, 2023 and September 30, 2023, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2023 levels over the next 12 months, the majority of the pre-tax loss included in AOCI as of December 31, 2023 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal 2025. As of December 31, 2023, there were 64 open foreign currency contracts with a total notional value of $99.9.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three months ended December 31, 2023 and 2022, resulted in a loss of $1.1 and $2.7, respectively, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. As of December 31, 2023, there were three open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $27.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	December 31, 2023	September 30, 2023
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(0.6)	$4.4
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$(1.2)	$0.9
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2023	2022
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$1.1	$(7.1)
Gain reclassified from AOCI into income (1) (2)	1.6	4.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Loss recognized in income (2)	$1.1	$2.7
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain was recorded in Other expense (income), net.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of December 31, 2023		As of September 30, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$1.2	$(0.3)	$6.1	$(0.7)
Gross amounts offset in the balance sheet	(2.8)	0.1	(0.2)	0.4
Net amounts of assets (liabilities) presented in the balance sheet	$(1.6)	$(0.2)	$5.9	$(0.3)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2023	September 30, 2023
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(20.7)	$(19.4)
Derivatives - foreign currency contracts (liability) asset	(1.8)	5.6
Net assets (liabilities) at estimated fair value	$(22.5)	$(13.8)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of December 31, 2023 and September 30, 2023, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of December 31, 2023 and September 30, 2023, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities as of December 31, 2023 and September 30, 2023, respectively.
As of December 31, 2023 and September 30, 2023, the fair market value of fixed rate long-term debt was $1,139.8 and $1,028.6, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the Company’s credit agreement, dated as of March 28, 2020, by and among, inter alia, the Company, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, MUFG, as syndication agent, TD as joint lead arranger and BofA, as administrative agent and collateral agent (the "Revolving Credit Facility") , has been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, the carrying amounts on the balance sheets approximate fair value. Additionally, the carrying amounts of the Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.

Note 13 - Segment Data
For an overview of the Company’s segments, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements. Segment performance is evaluated based on segment profit, excluding certain U.S. GAAP items that management does not believe are indicative of ongoing operating performance due to their unusual or non-recurring nature and which may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. Financial items, such as interest income and expense, are managed on a global basis at the corporate level and therefore are excluded from segment profit. The exclusion of such charges from segment results reflects management’s view on how management monitors and evaluates segment operating performance, generates future operating plans and makes strategic decisions regarding the allocation of capital.
The Company’s operating model includes some shared business functions across the segments, including product warehousing and distribution, transaction processing functions and, in most cases, combined sales force and management teams. The Company applies a fully allocated cost basis in which shared business functions are allocated between the segments.

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2023	2022
Net Sales
Wet Shave	$301.7	$275.3
Sun and Skin Care	115.4	112.9
Feminine Care	71.8	80.9
Total net sales	$488.9	$469.1

Segment Profit
Wet Shave	$53.7	$35.7
Sun and Skin Care	(1.3)	13.3
Feminine Care	7.3	11.9
Total segment profit	59.7	60.9
General corporate and other expenses	(16.2)	(15.9)
Amortization of intangibles	(7.8)	(7.7)
Interest and other expense, net	(20.1)	(14.9)
Restructuring and related costs (1)	(6.8)	(2.8)
Acquisition and integration costs (2)	(0.7)	(2.1)
Sun Care reformulation costs (3)	(0.5)	(0.5)
Wet Ones manufacturing plant fire (4)	(1.5)	—
Other project costs	(0.1)	—
Total earnings before income taxes	$6.0	$17.0
(1)Includes pre-tax SG&A of nil and $0.1 for the three months ended December 31, 2023 and 2022, respectively.
(2)Includes pre-tax SG&A of $0.7 and $2.1 for the three months ended December 31, 2023 and 2022, respectively, for the acquisition of Billie, Inc. on November 29, 2021.
(3)Includes pre-tax R&D of $0.5 and $0.5 for the three months ended December 31, 2023 and 2022, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(4)On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. Through the three months ended December 31, 2023, the Company has incurred $1.5 in costs related to incremental material charges, labor and absorption as a result of the fire.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2023	2022
Net Sales to Customers
United States	$254.2	$271.8
International	234.7	197.3
Total net sales	$488.9	$469.1

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2023	2022
Razors and blades	$270.5	$247.0
Tampons, pads, and liners	71.8	80.9
Sun care products	51.0	47.8
Grooming products	46.8	47.3
Wipes and other skin care	17.6	17.8
Shaving gels and creams	31.2	28.3
Total net sales	$488.9	$469.1

Note 14 - Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 28, 2023 (the “2023 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2023 Annual Report.
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
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2023 Annual Report.
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items which are considered by the Company as unusual or non-recurring, and which may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. Given certain significant events, we view the use of non-GAAP measures that take into account the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency.
The following provides additional detail on our non-GAAP measures for the periods presented:
•We analyze net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency translation.
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

Industry and Market Data
Unless we indicate otherwise, we base the information contained or incorporated by reference herein, concerning our industry on our general knowledge and expectations. Our market position, market share, and industry market size are estimates based on internal and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that industry, market size, market position and market share data within our industry provides general guidance but is inherently imprecise and has not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A. Risk Factors in Part I of our 2023 Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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

Executive Summary
The following is a summary of key results for the first quarter of fiscal 2024, as compared to the corresponding periods in fiscal 2023. In addition to net sales, net earnings and earnings per share (“EPS”) for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.
First Quarter of Fiscal 2024
•Net sales in the first quarter of fiscal 2024 increased $19.8, or 4.2%, to $488.9, as compared to the prior year quarter. Organic net sales increased $14.3, or 3.1%, compared to the prior year quarter, as international markets increased $28.7 or 16.2%, primarily driven by strong performance across all segments, and reflecting growth from higher volumes and pricing across wet shave and grooming, partially offset by lower net sales in North America of $14.4 or 4.9%. In aggregate, organic net sales growth was driven by increased pricing, with volumes essentially flat.
•Net earnings in the first quarter of fiscal 2024 were $4.8 compared to $12.4 in the prior year quarter. On an adjusted basis, net earnings for the first quarter of fiscal 2024 were $12.0 compared to $16.5 in the prior year quarter. Adjusted net earnings decreased primarily due to increased SG&A and advertising and promotion expense (“A&P”) in the current quarter.
•Net earnings per diluted share during the first quarter of fiscal 2024 were $0.09 compared to $0.24 in the prior year quarter. On an adjusted basis, net earnings per diluted share during the first quarter of fiscal 2024 were $0.24 compared to $0.32 in the prior year quarter.

	Three Months Ended December 31, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$197.7	$103.3	$26.1	$6.0	$1.2	$4.8	$0.09
Restructuring and related costs	—	—	6.8	6.8	1.7	5.1	0.11
Acquisition and integration costs	—	0.7	0.7	0.7	0.2	0.5	0.01
Sun Care reformulation costs	—	—	0.5	0.5	0.1	0.4	0.01
Wet Ones manufacturing plant fire	1.5	—	1.5	1.5	0.4	1.1	0.02
Other project costs	—	0.1	0.1	0.1	—	0.1	—
Total Adjusted Non-GAAP	$199.2	$102.5	$35.7	$15.6	$3.6	$12.0	$0.24
GAAP as a percent of net sales	40.4%	21.1%	5.3%	GAAP effective tax rate		20.1%
Adjusted as a percent of net sales	40.7%	21.0%	7.3%	Adjusted effective tax rate		22.8%

	Three Months Ended December 31, 2022
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$189.6	$95.7	$31.9	$17.0	$4.6	$12.4	$0.24
Restructuring and related costs	—	0.1	2.8	2.8	0.7	2.1	0.04
Acquisition and integration costs	—	2.1	2.1	2.1	0.5	1.6	0.03
Sun Care reformulation costs	—	—	0.5	0.5	0.1	0.4	0.01
Total Adjusted Non-GAAP	$189.6	$93.5	$37.3	$22.4	$5.9	$16.5	$0.32

GAAP as a percent of net sales	40.4%	20.4%	6.8%	GAAP effective tax rate		27.0%
Adjusted as a percent of net sales	40.4%	19.9%	8.0%	Adjusted effective tax rate		26.4%
(1)EBIT is defined as Earnings before Income taxes.

Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2024, as compared to the corresponding periods in fiscal 2023, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended December 31, 2023
	Q1	% Chg
Net sales - fiscal 2023	$469.1
Organic	14.3	3.1%
Impact of currency	5.5	1.1%
Net sales - fiscal 2024	$488.9	4.2%
For the first quarter of fiscal 2024, net sales were $488.9, an increase of $19.8, or 4.2%, including a $5.5, or 1.1%, favorable impact from currency movements. Organic net sales increased $14.3, or 3.1%, as international markets across all segments increased 16.2%, reflecting growth from higher volumes and pricing across Wet Shave and Grooming, partially offset by lower net sales in North America which decreased by 4.9%. In aggregate, organic net sales growth was driven by increased pricing, with volumes essentially flat.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $197.7 during the first quarter of fiscal 2024, compared to $189.6 in the prior year quarter, an increase of $8.1 or 4.3%. Gross margin as a percent of net sales for the first quarter of fiscal 2023 was 40.4%, or flat compared to the prior year quarter. Adjusted gross margin as a percent of net sales was 40.7% compared to 40.4% in the prior year quarter. The increase of 30-basis points was due to productivity savings of approximately 380-basis points, the benefit of higher pricing of approximately 210-basis points, and approximately 70-basis points of favorable currency, more than offset core gross inflationary pressures of approximately 70-basis points, transitory cost headwinds related to unfavorable absorption and heightened unit cost inflation trapped in inventory of 520-basis points and 40-basis points of negative mix and other.

Selling, General and Administrative Expense
SG&A was $103.3, or 21.1%, of net sales in the first quarter of fiscal 2024 compared to $95.7, or 20.4%, of net sales in the prior year quarter. Adjusted SG&A as a percent of net sales was 21.0%, an increase of 110-basis points, primarily driven by higher people and incentive compensation expenses, and the impact of unfavorable currency movements.

Advertising and Sales Promotion Expense
For the first quarter of fiscal 2024, A&P was $48.2, an increase of $2.3, or 5.0%, compared to $45.9 in the prior year quarter. A&P as a percent of net sales was 9.9%, compared to 9.8% in the prior year quarter, primarily due to timing of brand investments and marketing campaigns.

Research and Development Expense
Research and development expense (“R&D”) for the first quarter of fiscal 2024 was $13.3, a decrease of $0.1, or 0.7%, compared to $13.4 in the prior year quarter. As a percent of net sales, R&D was 2.7% in the first quarter of fiscal 2024 compared to 2.9% in the prior year quarter.

Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2024 was $19.8, a decrease of $0.1, or 0.5%, compared to $19.9 in the prior year quarter. The decrease in interest expense was the result of a lower overall debt balance on the Revolving Credit Facility, partially offset by higher interest rates.

Other expense (income), net
Other expense (income), net was $0.3 of expense in the first quarter of fiscal 2024, a decrease in income of $5.3, or 106.0%, compared to $5.0 of income in the prior year quarter. The change compared to the prior year quarter was primarily driven by lower foreign currency hedge gains.

Income Tax Provision
The effective tax rate for the first quarter of 2024 was 20.1% compared to 27.0% in the prior year period. The fiscal 2024 effective tax rate reflects a more favorable mix of earnings in lower tax rate jurisdictions and the impact of a change in our prior estimates. On an adjusted basis, the effective tax rate was 22.8% and 26.4% for the first quarter of 2024 and 2023, respectively.

Operating Model Redesign
In fiscal 2024, the Company is continuing to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency. As a result of these actions, we expect to incur charges of approximately $19 in fiscal 2024. We incurred $6.8 during the first quarter of fiscal 2024, primarily related to employee severance and related costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2024, compared to the corresponding periods in fiscal 2023, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 13 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended December 31, 2023
	Q1	% Chg
Net sales - fiscal 2023	$275.3
Organic	22.4	8.1%
Impact of currency	4.0	1.5%
Net sales - fiscal 2024	$301.7	9.6%
Wet Shave net sales for the first quarter of fiscal 2024 increased $26.4, or 9.6%, including a $4.0 or 1.5% favorable impact from currency. Organic net sales increased $22.4, or 8.1%, reflecting an increase in Men’s and Women’s Systems, Disposables and Shave Preps. International organic sales increased 18.3%, driven by strong volume and price growth in most international markets, with notable growth in key Asian markets, partially offset by a 2.0% decrease in North American sales.

Segment Profit -Wet Shave
Period Ended December 31, 2023
	Q1	% Chg
Segment profit - fiscal 2023	$35.7
Organic	14.4	40.3%
Impact of currency	3.6	10.1%
Segment profit - fiscal 2024	$53.7	50.4%
Wet Shave segment profit for the first quarter of fiscal 2024 was $53.7, an increase of $18.0, or 50.4%. Organic segment profit increased $14.4, or 40.3%, reflecting higher net sales and higher gross margins.

Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended December 31, 2023
	Q1	% Chg
Net sales - fiscal 2023	$112.9
Organic	1.0	0.9%
Impact of currency	1.5	1.3%
Net sales - fiscal 2024	$115.4	2.2%
Sun and Skin Care net sales for the first quarter of fiscal 2024 increased $2.5, or 2.2%. Organic net sales increased $1.0, or 0.9%, driven by mid-single-digit Sun Care growth across both North America and International markets, partially offset by lower sales in Men’s grooming and Wet One’s. Organic net sales in International markets increased 8.0%, led by strong Sun Care demand in Latin America and Europe, while North America organic net sales decreased 2.3%, primarily driven by lower volumes.

Segment Profit - Sun and Skin Care
Period Ended December 31, 2023
	Q1	% Chg
Segment profit - fiscal 2023	$13.3
Organic	(15.1)	(113.6)%
Impact of currency	0.5	3.8%
Segment (loss) - fiscal 2024	$(1.3)	(109.8)%
Segment loss for the first quarter of fiscal 2024 was $1.3, a decrease of $14.6, or 109.8%. Organic segment profit decreased $15.1, or 113.6%, primarily driven by lower gross profit resulting from significantly higher inflation related costs.

Feminine Care

Net Sales - Feminine Care
Period Ended December 31, 2023
	Q1	% Chg
Net sales - fiscal 2023	$80.9
Organic	(9.1)	(11.2)%
Impact of currency	—	—%
Net sales - fiscal 2024	$71.8	(11.2)%
Feminine Care net sales for the first quarter of fiscal 2024 was $71.8, a decrease of $9.1, or 11.2%, primarily due to a decline in Tampons, reflective of the comparison to last years competitive product out-of-stocks and further retailer inventory reductions this fiscal quarter.

Segment Profit - Feminine Care
Period Ended December 31, 2023
	Q1	% Chg
Segment profit - fiscal 2023	$11.9
Organic	(4.5)	(37.9)%
Impact of currency	(0.1)	(0.8)%
Segment profit - fiscal 2024	$7.3	(38.7)%
Feminine Care segment profit for the first quarter of fiscal 2024 was $7.3, a decrease of $4.6, or 38.7%. Organic segment profit decreased $4.5, or 37.9%, primarily driven by lower sales and the resulting impact on gross profit.

General Corporate and Other Expenses

	Three Months Ended December 31,
	2023	2022
Corporate expenses	$16.2	$15.9
Amortization of intangibles	7.8	7.7
Interest and other expense, net	20.1	14.9
Restructuring and related costs	6.8	2.8
Acquisition and integration costs	0.7	2.1
Sun Care reformulation costs	0.5	0.5
Wet Ones manufacturing plant fire	1.5	—
Other project costs	0.1	—
General corporate and other expenses	$53.7	$43.9
% of net sales	11.0%	9.4%
For the first quarter of fiscal 2024, corporate expenses were $16.2, or 3.3%, of net sales, compared to $15.9, or 3.4%, of net sales in the prior year quarter. For the first quarter of fiscal 2024, the increase in corporate expenses was primarily due to higher people and incentive compensation costs.
Wet Ones manufacturing plant fire
On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. Through the three months ended December 31, 2023, the Company has incurred $1.5 in costs related to incremental material charges, labor and absorption as a result of the fire.

Liquidity and Capital Resources
As of December 31, 2023, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of December 31, 2023 and September 30, 2023 were as follows:

	Interest Type	Currency	December 31, 2023	September 30, 2023
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under credit facility	variable	USD	213.0	122.0
Short-term notes payable	variable	various	24.2	19.5
Total borrowings			$1,487.2	$1,391.5
Our Revolver utilization is summarized below.

	December 31, 2023	September 30, 2023
Total revolver capacity	$425.0	$425.0
Less: Revolver borrowings	213.0	122.0
Less: Outstanding letters of credit	5.4	5.9
Revolver balance available	$206.6	$297.1
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
As of December 31, 2023, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2023	2022
Net cash (used by) from:
Operating activities	$(72.9)	$(86.3)
Investing activities	(6.0)	(11.2)
Financing activities	69.8	82.9
Effect of exchange rate changes on cash	6.9	10.0
Net decrease in cash and cash equivalents	$(2.2)	$(4.6)
Operating Activities
Cash flow used by operating activities was $72.9 during the first quarter of fiscal 2024, compared to a use of $86.3 during the prior year period. The decrease in cash used versus the same period in the prior year was driven by a lower net working capital build.
Investing Activities
Net cash used by investing activities was $6.0 during the first quarter of fiscal 2024, compared to $11.2 during the prior year period. Capital expenditures were $6.5 during the first quarter of fiscal 2024, compared to $11.3 in the prior year period.
Financing Activities
Net cash from financing activities was $69.8 during the first quarter of fiscal 2024, compared to $82.9 in the prior year period. During the first quarter of fiscal 2024, we had net borrowings of $91.0 under the Revolving Credit Facility, compared to $100.0 in the prior year period. Dividend payments totaled $7.6 in the first quarter of fiscal 2024, compared to $8.3 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $7.0 in the first quarter of fiscal 2024, compared to $8.1 in the prior year period.
Share Repurchases
During the first three months of fiscal 2024, we repurchased 0.4 shares of our common stock for $15.0. We have 4.2 shares remaining under the Repurchase Plan as of December 31, 2023. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
Dividend activity for the three months ended December 31, 2023 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
November 2, 2023	December 6, 2023	January 4, 2024	$0.15
On February 1, 2024, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2024. The dividend will be payable on April 4, 2024 to shareholders of record as the close of business on March 7, 2024.
Dividends declared during the three months ended December 31, 2023 totaled $7.6. Payments made for dividends during the three months ended December 31, 2023 totaled $7.6.

Commitments and Contingencies
Contractual Obligations
As of December 31, 2023, we had outstanding borrowings of $213.0 under the Revolving Credit Facility. As of December 31, 2023, future minimum repayments of debt were: $213.0 in fiscal 2025, $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2023 Annual Report.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Notes to Condensed Consolidated Financial Statements

Critical Accounting Policies
Our critical accounting policies and estimates are fully described in our 2023 Annual Report. The preparation of these financial statements requires us to make estimates and assumptions. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. There have been no significant changes to our critical accounting policies and estimates since September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 12 of Notes to our Condensed Consolidated Financial Statements. As of December 31, 2023, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of December 31, 2023, our outstanding variable-rate debt included $237.2 related to the Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $2.4.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2023 Annual Report.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2023	99,039	$35.49	99,039	4,511,638
November 1 to 30, 2023	298,526	$34.57	111,208	4,400,430
December 1 to 31, 2023	230,524	$35.46	213,695	4,186,735
(1)Includes 204,147 shares purchased during the quarter related to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.
(2)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the first quarter of fiscal 2024, we repurchased 423,942 shares under this authorization.
(3)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.
Item 5. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended December 31, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets at December 31, 2023 and September 30, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*Filed herewith.
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer
(principal financial and principal accounting officer)

Date:	February 7, 2024