Form 10-Q
period 2024-03-31
EDGEWELL PERSONAL CARE Co
filed 2024-05-08
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Common shares, $0.01 par value - 49,554,277 shares as of April 30, 2024.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net sales	$599.4	$598.4	$1,088.3	$1,067.5
Cost of products sold	341.3	356.1	632.5	635.6
Gross profit	258.1	242.3	455.8	431.9

Selling, general and administrative expense	107.5	105.2	210.8	200.9
Advertising and sales promotion expense	63.1	62.9	111.3	108.8
Research and development expense	14.2	14.4	27.5	27.8
Restructuring charges	3.2	3.0	10.0	5.7
Operating income	70.1	56.8	96.2	88.7
Interest expense associated with debt	20.4	20.7	40.2	40.6
Other expense, net	2.7	9.5	3.0	4.5
Earnings before income taxes	47.0	26.6	53.0	43.6
Income tax provision	11.0	7.2	12.2	11.8
Net earnings	$36.0	$19.4	$40.8	$31.8

Earnings per share:
Basic net earnings per share	$0.72	$0.38	$0.82	$0.62
Diluted net earnings per share	$0.72	$0.37	$0.81	$0.61

Statements of Comprehensive Income:
Net earnings	$36.0	$19.4	$40.8	$31.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(16.0)	12.1	11.0	60.1
Pension and postretirement activity, net of tax (benefit) of $(0.2), $1.6, $(0.8) and $1.5	(0.5)	4.5	(0.6)	4.3
Deferred loss on hedging activity, net of tax (benefit) of $1.3, $0.1, $(0.3) and $(3.7)	2.7	0.2	(0.7)	(8.0)
Total other comprehensive (loss) income, net of tax	(13.8)	16.8	9.7	56.4
Total comprehensive income	$22.2	$36.2	$50.5	$88.2

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2024	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$196.2	$216.4
Trade receivables, less allowance for doubtful accounts of $5.9 and $5.6	130.6	106.2
Inventories	496.4	492.4
Other current assets	171.6	147.4
Total current assets	994.8	962.4
Property, plant and equipment, net	327.5	337.9
Goodwill	1,333.9	1,331.4
Other intangible assets, net	960.4	973.8
Other assets	139.7	135.2
Total assets	$3,756.3	$3,740.7

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$23.6	$19.5
Accounts payable	219.7	194.4
Other current liabilities	298.6	309.5
Total current liabilities	541.9	523.4
Long-term debt	1,350.8	1,360.7
Deferred income tax liabilities	136.1	136.4
Other liabilities	176.2	179.7
Total liabilities	2,205.0	2,200.2
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 49,637,846 and 50,118,789 outstanding	0.7	0.7
Additional paid-in capital	1,574.3	1,593.8
Retained earnings	1,047.7	1,022.1
Common shares in treasury at cost, 15,614,143 and 15,133,200	(911.1)	(906.1)
Accumulated other comprehensive loss	(160.3)	(170.0)
Total shareholders’ equity	1,551.3	1,540.5
Total liabilities and shareholders’ equity	$3,756.3	$3,740.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2024	2023
Cash Flow from Operating Activities
Net earnings	$40.8	$31.8
Depreciation and amortization	44.9	45.6
Share-based compensation expense	13.3	13.3
Loss on sale of assets	0.2	1.0
Defined benefit settlement loss	—	7.2
Deferred compensation payments	(1.4)	(4.7)
Deferred income taxes	(0.6)	(0.9)
Other, net	(5.0)	(19.4)
Changes in operating assets and liabilities	(36.1)	(72.0)
Net cash provided by operating activities	$56.1	$1.9

Cash Flow from Investing Activities
Capital expenditures	(18.0)	(18.8)
Collection of deferred purchase price on accounts receivable sold	0.1	0.8
Other, net	(1.8)	(2.0)
Net cash used by investing activities	$(19.7)	$(20.0)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	385.0	413.0
Cash payments on debt with original maturities greater than 90 days	(396.0)	(392.0)
Proceeds from (payments for) debt with original maturities of 90 days or less	3.9	(1.4)
Repurchase of shares	(30.3)	(30.0)
Dividends to common shareholders	(15.8)	(16.1)
Net financing inflow from the Accounts Receivable Facility	1.4	4.8
Employee shares withheld for taxes	(7.0)	(8.1)
Other, net	(0.6)	0.8
Net cash used by financing activities	$(59.4)	$(29.0)

Effect of exchange rate changes on cash	2.8	13.6

Net decrease in cash and cash equivalents	(20.2)	(33.5)
Cash and cash equivalents, beginning of period	216.4	188.7
Cash and cash equivalents, end of period	$196.2	$155.2

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	4.8	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	(0.1)	(0.1)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.5)	—	—	—	(15.5)
Activity under share plans	—	—	0.2	25.0	(24.9)	—	—	0.1
Balance as of December 31, 2023	65.2	$0.7	(15.2)	$(896.6)	$1,568.9	$1,019.3	$(146.5)	$1,545.8
Net earnings	—	—	—	—	—	36.0	—	36.0
Foreign currency translation adjustments	—	—	—	—	—	—	(16.0)	(16.0)
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred gain on hedging activity	—	—	—	—	—	—	2.7	2.7
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.4)	—	—	—	(15.4)
Activity under share plans	—	—	—	0.9	5.4	—	—	6.3
Balance as of March 31, 2024	65.2	$0.7	(15.6)	$(911.1)	$1,574.3	$1,047.7	$(160.3)	$1,551.3

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$939.1	$(216.1)	$1,467.1
Net earnings	—	—	—	—	—	12.4	—	12.4
Foreign currency translation adjustments	—	—	—	—	—	—	48.0	48.0
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Deferred loss on hedging activity	—	—	—	—	—	—	(8.2)	(8.2)
Dividends declared to common shareholders	—	—	—	—	—	(8.0)	—	(8.0)
Repurchase of shares including excise tax	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	0.4	25.0	(26.5)	—	—	(1.5)
Balance as of December 31, 2022	65.2	$0.7	(13.7)	$(850.9)	$1,577.8	$943.5	$(176.5)	$1,494.6
Net earnings	—	—	—	—	—	19.4	—	19.4
Foreign currency translation adjustments	—	—	—	—	—	—	12.1	12.1
Pension and postretirement activity	—	—	—	—	—	—	4.5	4.5
Deferred gain on hedging activity	—	—	—	—	—	—	0.2	0.2
Dividends declared to common shareholders	—	—	—	—	—	(8.2)	—	(8.2)
Repurchase of shares	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	—	2.3	5.4	—	—	7.7
Balance as of March 31, 2023	65.2	$0.7	(14.1)	$(863.6)	$1,583.2	$954.7	$(159.7)	$1,515.3

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
The Company conducts its business in the following three segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson SwordTM, Edge, Skintimate®, Billie®, Shave Guard and our custom brands group (formerly sold under our Shave Guard and Personna® brands), as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s and women’s grooming products, Billie women’s grooming products and Wet Ones® products.
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
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
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

Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued Accounting Standards Update 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" which requires that a buyer in a supplier finance program disclose additional information about the program for financial statement users including a rollforward of those obligations. The Company adopted the standard as of October 1, 2023, except for amendments relating to the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023.
The Company has agreements with its suppliers in the ordinary course of business for such supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. As of March 31, 2024 and September 30, 2023, $22.8 and $21.8, respectively, were valid obligations under the various programs. The obligations are presented as Accounts payable on the Condensed Consolidated Balance Sheets.
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
To correct the immaterial misstatements, the Company has revised the Condensed Consolidated Statements of Earnings and Comprehensive Income and Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended March 31, 2023, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023, as well as the associated Notes to the Condensed Consolidated Financial Statements to reflect the corrections of these immaterial misstatements as of and for the three and six months ended March 31, 2023. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for six months ended March 31, 2023.
The following table reflects the revisions to the previously issued Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended March 31, 2023:

	Three Months Ended March 31, 2023			Six Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of products sold	$356.7	$(0.6)	$356.1	$636.8	$(1.2)	$635.6
Gross profit	241.7	0.6	242.3	430.7	1.2	431.9
Operating income	56.2	0.6	56.8	87.5	1.2	88.7
Earnings before income taxes	26.0	0.6	26.6	42.4	1.2	43.6
Income tax provision	7.0	0.2	7.2	11.5	0.3	11.8
Net earnings	19.0	0.4	19.4	30.9	0.9	31.8

Earnings per share:
Basic net earnings per share	$0.37	$0.01	$0.38	$0.60	$0.02	$0.62
Dilutive net earnings per share	0.37	—	0.37	0.60	0.01	0.61
Total comprehensive income	35.8	0.4	36.2	87.3	0.9	88.2
The following table reflects the revisions to the previously issued Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023.

	As Previously Reported	Adjustment	As Revised
Net earnings	$30.9	$0.9	$31.8
Changes in operating assets and liabilities	(71.1)	(0.9)	(72.0)

Note 2 - Restructuring Charges
Operating Model Redesign
In fiscal 2024, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and repositioning related charges of approximately $19 in fiscal 2024. The Company has incurred restructuring and related charges as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Severance and related costs	$1.1	$1.9	$5.0	$2.8
Asset write-off and accelerated depreciation	0.2	0.2	0.3	0.2
Consulting, project implementation and management, and other exit costs	1.9	1.1	4.7	3.0
Total restructuring and repositioning expenses (1) (2)	$3.2	$3.2	$10.0	$6.0
(1)Restructuring and repositioning expenses of $0.2 are included within Cost of products sold for the three and six months ended March 31, 2023.
(2)Restructuring and repositioning expenses of nil and $0.1 are included within Selling, general and administrative expense (“SG&A”) for the three and six months ended March 31, 2023, respectively.
The following table summarizes the restructuring activities and related accrual for the six months ended March 31, 2024:

			Utilized
	October 1, 2023	Charge to Income	Cash	March 31, 2024
Severance and related costs	$3.9	$5.3	$(7.1)	$2.1
Consulting, project implementation and management, and other exit costs	0.7	4.7	(5.4)	—
Total restructuring activities and related accrual	$4.6	$10.0	$(12.5)	$2.1
Note 3 - Income Taxes
For the three and six months ended March 31, 2024, the Company had income tax expense of $11.0 and $12.2, respectively, on Earnings before income taxes of $47.0 and $53.0, respectively. The effective tax rate for the three and six months ended March 31, 2024 was 23.4% and 23.0%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
For the three and six months ended March 31, 2023, the Company had income tax expense of $7.2 and $11.8, respectively, on Earnings before income taxes of $26.6 and $43.6, respectively. The effective tax rate for the three and six months ended March 31, 2023 was 27.0% and 26.9%, respectively. The difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

Note 4 - Earnings per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is based on the number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options, restricted share equivalent (“RSE”) and performance restricted share equivalent (“PRSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Basic weighted-average shares outstanding	49.8	51.4	50.0	51.5
Effect of dilutive securities:
Options, RSE and PRSE awards	0.4	0.6	0.3	0.5
Total dilutive securities	0.4	0.6	0.3	0.5
Diluted weighted-average shares outstanding	50.2	52.0	50.3	52.0

The following weighted-average common shares were excluded from the calculation of diluted net earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Option awards	1.1	0.8	1.1	1.0
RSE and PRSE awards	0.3	—	0.5	0.2

Note 5 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of October 1, 2023	$1,140.5	$355.9	$206.0	$1,702.4
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of October 1, 2023	$771.5	$353.9	$206.0	$1,331.4

Changes in the six months ended March 31, 2024
Cumulative translation adjustment	$1.9	$0.5	$0.1	$2.5

Gross balance as of March 31, 2024	$1,142.4	$356.4	$206.1	$1,704.9
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of March 31, 2024	$773.4	$354.4	$206.1	$1,333.9
The following table sets forth intangible assets by class:

	March 31, 2024			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$594.6	$—	$594.6	$592.9	$—	$592.9

Amortizable
Trade names and brands	$339.6	$96.1	$243.5	$339.6	$88.1	$251.5
Technology and patents	79.6	76.7	2.9	79.4	76.2	3.2
Customer related and other	271.0	151.6	119.4	269.8	143.6	126.2
Amortizable intangible assets	690.2	324.4	365.8	688.8	307.9	380.9
Total intangible assets	$1,284.8	$324.4	$960.4	$1,281.7	$307.9	$973.8

Amortization expense was $7.8 and $15.6 for the three and six months ended March 31, 2024, respectively, and $7.7 and $15.4 for the three and six months ended March 31, 2023, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2024	$15.5
2025	31.1
2026	30.7
2027	30.5
2028	30.4
2029	30.4
Thereafter	197.2
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there were no triggering events requiring an interim impairment analysis during the three and six months ended March 31, 2024.

Note 6 - Supplemental Balance Sheet Information

	March 31, 2024	September 30, 2023
Inventories
Raw materials and supplies	$87.3	$86.3
Work in process	95.8	91.1
Finished products	313.3	315.0
Total inventories	$496.4	$492.4
Other Current Assets
Prepaid expenses	$78.8	$72.5
Value added tax receivables	60.2	43.7
Income taxes receivable	18.5	18.9
Other	14.1	12.3
Total other current assets	$171.6	$147.4
Property, Plant and Equipment
Land	$18.6	$18.5
Buildings	144.3	142.6
Machinery and equipment	1,118.7	1,105.3
Capitalized software costs	61.6	60.2
Construction in progress	41.4	38.5
Total gross property, plant and equipment	1,384.6	1,365.1
Accumulated depreciation and amortization	(1,057.1)	(1,027.2)
Total property, plant and equipment, net	$327.5	$337.9
Other Current Liabilities
Accrued advertising and sales promotion	$44.7	$31.5
Accrued trade allowances	28.3	29.8
Accrued salaries, vacations and incentive compensation	42.8	65.4
Income taxes payable	8.6	11.9
Returns reserve	33.6	53.5
Value added tax payable	26.5	7.0
Accrued interest	25.2	25.0
Other	88.9	85.4
Total other current liabilities	$298.6	$309.5
Other Liabilities
Pensions and other retirement benefits	$60.7	$58.2
Other	115.5	121.5
Total other liabilities	$176.2	$179.7

Note 7 - Accounts Receivable Facilities
The Company participates in accounts receivable facility programs both in the United States and Japan. These receivable agreements are between the Company and MUFG Bank, LTD, and the subsidiaries of both parties. Transfers under the accounts receivable repurchase agreements are accounted for as sales of accounts receivables, resulting in the receivables being derecognized from the Condensed Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under accounts receivable repurchase agreements is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company has considered its performance obligation to collect and service the receivables sold in the United States and Japan and has determined that the costs associated with such services are not material. The compensation received is considered acceptable servicing compensation and as such, the Company does not recognize a servicing asset or liability.
Accounts receivables sold were $316.4 and $532.5 for the three and six months ended March 31, 2024, respectively, and $315.5 and $527.6 for the three and six months ended March 31, 2023, respectively. The trade receivables sold that remained outstanding as of March 31, 2024 and September 30, 2023 were $119.3 and $82.1, respectively. The net proceeds received were included in both Cash from operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $1.6 and $2.8 for the three and six months ended March 31, 2024, respectively. The loss on sale of trade receivables was $1.5 and $2.4 for the three and six months ended March 31, 2023, respectively.

Note 8 - Debt
The detail of long-term debt was as follows:

	March 31, 2024	September 30, 2023
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. revolving credit facility	111.0	122.0
Total	1,361.0	1,372.0
Less unamortized debt issuance costs and discount (1)	10.2	11.3
Total long-term debt	$1,350.8	$1,360.7
(1)As of March 31, 2024, debt issuance costs were $6.2 and $4.0 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively. As of September 30, 2023, debt issuance costs were $6.9 and $4.4 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively.
As of March 31, 2024 and September 30, 2023, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $23.6 and $19.5, respectively, with weighted-average interest rates of 3.8% and 3.9% as of March 31, 2024 and September 30, 2023, respectively. These notes were primarily outstanding international borrowings.
U.S. Revolving Credit Facility
On April 2, 2024, the Company and certain subsidiaries of the Company entered into a Restatement Agreement (the "Restatement Agreement") with Bank of America, N.A. as administrative agent and collateral agent, and the several lenders from time to time party thereto, which amended the Company’s Credit Agreement, dated as of March 28, 2020 (as previously amended by that certain Amendment No. 1 to Credit Agreement, dated as of February 6, 2023, and as otherwise amended, amended and restated, supplemented or otherwise modified prior to the Restatement Date, the “Credit Agreement”).
Pursuant to the Restatement Agreement, all of the $425.0 of revolving facility commitments under the Credit Agreement (the “Existing Revolving Facility Commitments”) were replaced with an equal amount of new revolving facility commitments (the “Replacement Revolving Facility Commitments”) having substantially similar terms as the Existing Revolving Facility Commitments, except that the maturity date of the Replacement Revolving Facility Commitments will be the earlier of (i) April 2, 2029, and (ii) (a) March 2, 2028, if the aggregate outstanding amount of the Company’s 5.500% Senior Notes due 2028 is greater than $150.0 as of such date and (b) December 29, 2028, if the aggregate outstanding amount of the Company’s 4.125% Senior Notes due 2029 is greater than $150.0 of as such date, in each case, subject to certain exceptions.

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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service cost	$0.4	$0.4	$0.9	$0.9
Interest cost	5.4	5.4	10.7	10.6
Expected return on plan assets	(4.8)	(5.5)	(9.7)	(10.9)
Recognized net actuarial loss	0.3	0.4	0.7	0.8
Defined benefit settlement loss	—	7.2	—	7.2
Net periodic cost	$1.3	$7.9	$2.6	$8.6
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost is recorded to Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.
The Company initiated the wind-up of its Canadian defined benefit pension plan (“Canada Plan”) in June 2021. On September 1, 2021, Edgewell Personal Care Canada ULC (“EPC Canada”) as administrator of the Canada Plan, entered into a buy-in annuity purchase agreement (“Buy-in Agreement”) with Brookfield Annuity Company (“Brookfield Annuity”) for certain members of the Canada Plan. On January 25, 2023, the Company received approval by the Financial Services Regulatory Authority of Ontario to wind-up the Canada Plan. Upon regulatory approval of the Canada Plan, EPC Canada proceeded with purchasing annuities for the remaining Canada Plan participants and converting the Buy-in Agreement to a buy-out annuity purchase agreement (“Buy-out Agreement”), which was purchased and funded by the Canada Plan on March 31, 2023. The Company was relieved of its defined benefit pension obligation through its irrevocable commitment under the Buy-out Agreement. As of the settlement date, the Company remeasured its assets and its project benefit obligation associated with the Canada Plan. Upon settlement, the Company derecognized the assets, projected benefit obligation and losses remaining in accumulated other comprehensive loss associated with the Canada Plan. A loss of $7.2 was recorded in Other expense (income), net on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three and six months ended March 31, 2023.
Note 10 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.8 shares of its common stock for $30.3 during the six months ended March 31, 2024. There are 3.8 shares of common stock available for repurchase in the future under the Board’s authorization as of March 31, 2024. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
Dividend activity in the six months ended March 31, 2024 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
November 2, 2023	December 6, 2023	January 4, 2024	$0.15
February 1, 2024	March 7, 2024	April 4, 2024	$0.15
On May 8, 2024, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2024. The dividend will be payable on July 9, 2024 to shareholders of record as the close of business on June 6, 2024.
Dividends declared during the six months ended March 31, 2024 totaled $15.2. Payments made for dividends during the six months ended March 31, 2024 totaled $15.8.

Note 11 - Accumulated Other Comprehensive Loss
The following table presents the changes in Accumulated Other Comprehensive (Loss) Income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
Other comprehensive income (loss), net of tax	11.0	(1.2)	0.9	10.7
Reclassifications to earnings	—	0.6	(1.6)	(1.0)
Balance as of March 31, 2024	$(75.9)	$(86.6)	$2.2	$(160.3)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2022	$(131.2)	$(92.6)	$7.7	$(216.1)
Other comprehensive income (loss), net of tax	60.1	(1.6)	(4.0)	54.5
Reclassifications to earnings	—	5.9	(4.0)	1.9
Balance as of March 31, 2023	$(71.1)	$(88.3)	$(0.3)	$(159.7)

The following table presents the reclassifications out of AOCI:

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2024	2023	2024	2023
Gain on cash flow hedges
Foreign exchange contracts	$0.8	$0.8	$2.4	$5.8	Other expense, net
Income tax expense	0.3	0.2	0.8	1.8	Income tax provision
	0.5	0.6	1.6	4.0
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.3)	$(0.4)	$(0.7)	$(0.8)
Defined benefit settlement loss	—	(7.2)	—	(7.2)	Other expense, net
Income tax (benefit)	—	(2.0)	(0.1)	(2.1)	Income tax provision
	(0.3)	(5.6)	(0.6)	(5.9)

Total reclassifications for the period	$0.2	$(5.0)	$1.0	$(1.9)
(1)These AOCI components are included in the computation of net periodic cost. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Note 12 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of March 31, 2024 and September 30, 2023, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each month. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.
Cash Flow Hedges
As of March 31, 2024, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had an unrealized pre-tax gain of $3.4 and an unrealized pre-tax gain of $4.4 as of March 31, 2024 and September 30, 2023, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2024 levels over the next 12 months, the majority of the pre-tax gain included in AOCI in the Condensed Consolidated Balance Sheets as of March 31, 2024 is expected to be included in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. Contract maturities for these hedges extend into fiscal 2025. As of March 31, 2024, there were 64 open foreign currency contracts with a total notional value of $108.1.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2024, resulted in a gain of $1.7 and $0.6, respectively, compared to a gain of $2.4 and a loss of $0.3 for the three and six months ended March 31, 2023, respectively, and was recorded in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. As of March 31, 2024, there were two open foreign currency derivative contracts not designated as cash flow hedges with a total notional value of $9.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	March 31, 2024	September 30, 2023
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$3.4	$4.4
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.1	$0.9
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$4.8	$1.3	$1.5	$(5.8)
Gain reclassified from AOCI into income (1) (2)	0.8	0.9	2.4	5.8
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in income (2)	$1.7	$2.4	$0.6	$(0.3)
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of March 31, 2024		As of September 30, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$3.6	$(1.2)	$6.1	$(0.7)
Gross amounts offset in the balance sheet	(0.2)	—	(0.2)	0.4
Net amounts of assets (liabilities) presented in the balance sheet	$3.4	$(1.2)	$5.9	$(0.3)
(1)All derivative assets are presented in Other current assets or Other assets on the Condensed Consolidated Balance Sheets.
(2)All derivative liabilities are presented in Other current liabilities or Other liabilities on the Condensed Consolidated Balance Sheets.
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	March 31, 2024	September 30, 2023
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(20.5)	$(19.4)
Derivatives - foreign currency contracts asset	2.2	5.6
Net assets (liabilities) at estimated fair value	$(18.3)	$(13.8)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of March 31, 2024 and September 30, 2023, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of March 31, 2024 and September 30, 2023, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities as of March 31, 2024 and September 30, 2023, respectively.

As of March 31, 2024 and September 30, 2023, the fair market value of fixed rate long-term debt was $1,127.9 and $1,028.6, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the Company’s credit agreement, dated as of March 28, 2020, by and among, inter alia, the Company, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, MUFG, as syndication agent, TD as joint lead arranger and BofA, as administrative agent and collateral agent (the "Revolving Credit Facility"), has been determined based on Level 2 inputs.
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

Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Sales
Wet Shave	$293.1	$308.6	$594.8	$583.9
Sun and Skin Care	235.8	209.7	351.2	322.6
Feminine Care	70.5	80.1	142.3	161.0
Total net sales	$599.4	$598.4	$1,088.3	$1,067.5

Segment Profit
Wet Shave	$40.4	$35.4	$94.1	$71.1
Sun and Skin Care	54.4	40.0	53.1	53.3
Feminine Care	8.7	12.2	16.0	24.1
Total segment profit	103.5	87.6	163.2	148.5
General corporate and other expenses	(15.0)	(17.0)	(31.2)	(32.9)
Amortization of intangibles	(7.8)	(7.7)	(15.6)	(15.4)
Interest and other expense, net	(23.1)	(23.0)	(43.2)	(37.9)
Restructuring and repositioning expenses (1)	(3.2)	(3.0)	(10.0)	(5.8)
Acquisition and integration costs (2)	(0.7)	(2.0)	(1.4)	(4.1)
Sun Care reformulation costs (3)	(0.4)	(0.6)	(0.9)	(1.1)
Wet Ones manufacturing plant fire (4)	(3.8)	—	(5.3)	—
Legal matter (5)	(1.4)	—	(1.4)	—
Defined benefit settlement loss (6)	—	(7.2)	—	(7.2)
Other project costs (7)	(1.1)	(0.5)	(1.2)	(0.5)
Total earnings before income taxes	$47.0	$26.6	$53.0	$43.6
(1)Includes pre-tax SG&A of nil and $0.1 for the three and six months ended March 31, 2023, respectively. Includes pre-tax Cost of products sold of $0.2 for the three and six months ended March 31, 2023, respectively. There were no amounts for pre-tax SG&A nor pre-tax Cost of products sold for the three and six months ended March 31, 2024. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
(2)Includes pre-tax SG&A of $0.7 and $1.4 for the three and six months ended March 31, 2024, respectively, for the acquisition of Billie, Inc. on November 29, 2021. Includes pre-tax SG&A of $2.0 and $4.1 for the three and six months ended March 31, 2023, respectively.
(3)Includes pre-tax research and development costs of $0.4 and 0.9 for the three and six months ended March 31, 2024, respectively, and $0.6 and $1.1 for the three and six months ended March 31, 2023, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(4)On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. Through the three and six months ended March 31, 2024, the Company has incurred $3.8 and $5.3, respectively, in costs related to incremental material charges, labor and absorption as a result of the fire.
(5)Includes pre-tax SG&A of $1.4 for both the three and six months ended March 31, 2024 related to the reserve for a legal matter.
(6)Includes pre-tax loss of $7.2 for the three and six months ended March 31, 2023 related to the settlement of the Canada Plan. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(7)Includes pre-tax SG&A of $1.1 and $1.2 for the three and six months ended March 31, 2024 and $0.5 and $0.5 for the three and six months ended March 31, 2023 related to certain corporate project costs.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Sales to Customers
United States	$355.1	$367.9	$609.3	$639.7
International	244.3	230.5	479.0	427.8
Total net sales	$599.4	$598.4	$1,088.3	$1,067.5

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Razors and blades	$264.8	$278.4	$535.3	$525.4
Tampons, pads, and liners	70.5	80.1	142.3	161.0
Sun care products	175.0	153.8	226.0	201.6
Grooming products	45.0	38.0	91.8	85.3
Wipes and other skin care	15.8	17.9	33.4	35.7
Shaving gels and creams	28.3	30.2	59.5	58.5
Total net sales	$599.4	$598.4	$1,088.3	$1,067.5

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
•Additionally, we utilize “adjusted” non-GAAP measures, including adjusted gross margin, adjusted selling general and administrative (“SG&A”), adjusted operating income, adjusted effective tax rate, adjusted net earnings, and adjusted diluted net earnings per share internally to make operating decisions.
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

Executive Summary
The following is a summary of key results for the second quarter and the first six months of fiscal 2024, as compared to the corresponding periods in fiscal 2023. In addition to net sales, net earnings and earnings per share (“EPS”) for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.
Second Quarter of Fiscal 2024
•Net sales in the second quarter of fiscal 2024 increased $1.0, or 0.2%, to $599.4, as compared to the prior year quarter. Organic net sales increased $0.7, or 0.1%, compared to the prior year quarter, primarily driven by double-digit growth in global Grooming and Sun Care were mostly offset by declines in North America Wet Shave and Feminine Care. Net Sales in International markets increased 5.8% which were offset by lower net sales in North America of 2.8%. In aggregate, increased pricing and revenue management as well as higher volumes in International markets were largely offset by lower volumes in North America.
•Net earnings in the second quarter of fiscal 2024 were $36.0 compared to $19.4 in the prior year quarter. On an adjusted basis, net earnings for the second quarter of fiscal 2024 were $44.0 compared to $29.4 in the prior year quarter. Adjusted net earnings increased primarily due to higher gross margin.
•Diluted net earnings per share during the second quarter of fiscal 2024 were $0.72 compared to $0.37 in the prior year quarter. On an adjusted basis, diluted net earnings per share during the second quarter of fiscal 2024 were $0.88 compared to $0.56 in the prior year quarter.

	Three Months Ended March 31, 2024
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$258.1	$107.5	$70.1	$47.0	$11.0	$36.0	$0.72
Restructuring and repositioning expenses	—	—	3.2	3.2	0.8	2.4	0.05
Acquisition and integration costs	—	0.7	0.7	0.7	0.1	0.6	0.01
Sun Care reformulation costs	—	—	0.4	0.4	0.1	0.3	0.01
Wet Ones manufacturing plant fire	3.8	—	3.8	3.8	0.9	2.9	0.06
Legal matter	—	1.4	1.4	1.4	0.3	1.1	0.02
Other project costs	—	1.1	1.1	1.1	0.4	0.7	0.01
Total Adjusted Non-GAAP	$261.9	$104.3	$80.7	$57.6	$13.6	$44.0	$0.88
GAAP as a percent of net sales	43.1%	17.9%	11.7%	GAAP effective tax rate		23.4%
Adjusted as a percent of net sales	43.7%	17.4%	13.5%	Adjusted effective tax rate		23.6%

	Three Months Ended March 31, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$242.3	$105.2	$56.8	$26.6	$7.2	$19.4	$0.37
Restructuring and repositioning expenses	0.2	—	3.2	3.2	0.9	2.3	0.04
Acquisition and integration costs	—	2.0	2.0	2.0	0.5	1.5	0.03
Sun Care reformulation costs	—	—	0.6	0.6	0.1	0.5	0.01
Defined benefit settlement loss	—	—	—	7.2	1.9	5.3	0.10
Other costs	—	0.5	0.5	0.5	0.1	0.4	0.01
Total Adjusted Non-GAAP	$242.5	$102.7	$63.1	$40.1	$10.7	$29.4	$0.56

GAAP as a percent of net sales	40.5%	17.6%	9.5%	GAAP effective tax rate		27.0%
Adjusted as a percent of net sales	40.5%	17.2%	10.5%	Adjusted effective tax rate		26.6%
(1)EBIT is defined as Earnings before Income taxes.

First Six Months of Fiscal 2024
•Net sales for the first six months of fiscal 2024 increased $20.8, or 1.9%, to $1,088.3. Organic net sales increased $15.0, or 1.4%, compared to the prior year period, as International markets increased 10.7%, and were partially offset by lower organic net sales in North America of 3.7%. In aggregate, organic net sales growth was driven by increased pricing and revenue management, partially offset by lower volume.
•Net earnings for the first six months of fiscal 2024 were $40.8 compared to $31.8 in the prior year period. On an adjusted basis, net earnings for the first six months of fiscal 2024 were $56.0 compared to $45.9 in the prior year period. Adjusted net earnings increased primarily due to higher gross margin.
•Diluted net earnings per share during the first six months of fiscal 2024 were $0.81 compared to $0.61 in the prior year period. On an adjusted basis, diluted net earnings per share during the first six months of fiscal 2024 were $1.11 compared to $0.88 in the prior year period.

	Six Months Ended March 31, 2024
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$455.8	$210.8	$96.2	$53.0	$12.2	$40.8	$0.81
Restructuring and repositioning expenses	—	—	10.0	10.0	2.5	7.5	0.15
Acquisition and integration costs	—	1.4	1.4	1.4	0.3	1.1	0.02
Sun Care reformulation costs	—	—	0.9	0.9	0.2	0.7	0.01
Wet Ones manufacturing plant fire	5.3	—	5.3	5.3	1.3	4.0	0.08
Legal matter	—	1.4	1.4	1.4	0.3	1.1	0.02
Other project costs	—	1.2	1.2	1.2	0.4	0.8	0.02
Total Adjusted Non-GAAP	$461.1	$206.8	$116.4	$73.2	$17.2	$56.0	$1.11

GAAP as a percent of net sales	41.9%	19.4%	8.8%	GAAP effective tax rate		23.0%
Adjusted as a percent of net sales	42.4%	19.0%	10.7%	Adjusted effective tax rate		23.5%

	Six Months Ended March 31, 2023
	Gross Profit	SG&A	Operating Income	EBIT	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$431.9	$200.9	$88.7	$43.6	$11.8	$31.8	$0.61
Restructuring and repositioning expenses	0.2	0.1	6.0	6.0	1.6	4.4	0.08
Acquisition and integration costs	—	4.1	4.1	4.1	1.0	3.1	0.06
Sun Care reformulation costs	—	—	1.1	1.1	0.2	0.9	0.02
Defined benefit settlement loss	—	—	—	7.2	1.9	5.3	0.10
Other Costs	—	0.5	0.5	0.5	0.1	0.4	0.01
Total Adjusted Non-GAAP	$432.1	$196.2	$100.4	$62.5	$16.6	$45.9	$0.88

GAAP as a percent of net sales	40.5%	18.8%	8.3%	GAAP effective tax rate		26.9%
Adjusted as a percent of net sales	40.5%	18.4%	9.4%	Adjusted effective tax rate		26.5%
(1)EBIT is defined as Earnings before Income taxes.

Operating Results
The following table presents changes in net sales for the second quarter and first six months of fiscal 2024, as compared to the corresponding periods in fiscal 2023, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended March 31, 2024
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2023	$598.4		$1,067.5
Organic	0.7	0.1%	15.0	1.4%
Impact of currency	0.3	0.1%	5.8	0.5%
Net sales - fiscal 2024	$599.4	0.2%	$1,088.3	1.9%
For the second quarter of fiscal 2024, net sales were $599.4, an increase of $1.0, or 0.2%, including a $0.3, or 0.1%, favorable impact from currency movements. Organic net sales increased $0.7, or 0.1%, primarily driven by double-digit growth in global Grooming and Sun Care, respectively, and were mostly offset by declines in North America Wet Shave and Feminine Care. Organic sales in International markets increased 5.8%, which were mostly offset by lower net sales in North America of 2.8%. In aggregate, increased pricing and revenue management as well as higher volumes in International markets were largely offset by lower volumes in North America.
For the first six months of fiscal 2024, net sales were $1,088.3, an increase of $20.8, or 1.9%, including a $5.8, or 0.5%, favorable impact from currency movements. Organic net sales increased $15.0, or 1.4%, as International markets across all segments increased 10.7%, and were partially offset by lower net sales in North America, which decreased 3.7%. In aggregate, organic net sales growth was driven by increased pricing and revenue management, partially offset by lower volume.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $258.1 during the second quarter of fiscal 2024, compared to $242.3 in the prior year quarter, an increase of $15.8, or 6.5%. Gross margin as a percent of net sales for the second quarter of fiscal 2024 increased 260-basis points, to 43.1% in the quarter. Adjusted gross margin as a percent of net sales increased 320-basis points, to 43.7% in the quarter. The adjusted gross margin increase was due to productivity savings of approximately 240-basis points and the benefit of higher pricing and strategic revenue management of approximately 190-basis points, which more than offset core gross inflationary pressures of approximately 60-basis points, unfavorable mix and other costs of 40-basis points, and a 10-basis point unfavorable impact from currency.
Gross profit was $455.8 during the first six months of fiscal 2024, compared to $431.9 in the prior year period, an increase of $23.9, or 5.5%. Gross margin as a percent of net sales for the first six months of fiscal 2024 increased 140-basis points, to 41.9%. Adjusted gross margin as a percent of net sales increased 190-basis points, to 42.4%. The adjusted gross margin increase was primarily due to productivity savings, the benefits of higher pricing and strategic revenue management as well as a favorable impact from currency, which more than offset heightened unit cost inflation trapped in inventory, core gross inflationary pressures and unfavorable mix and other costs.
Selling, General and Administrative Expense
SG&A was $107.5, or 17.9%, of net sales in the second quarter of fiscal 2024 compared to $105.2, or 17.6%, of net sales in the prior year quarter. Adjusted SG&A as a percent of net sales was 17.4%, an increase of 20-basis points, primarily driven by higher people expenses, partially offset by operational efficiency savings and lower bad debt and other corporate costs.
SG&A was $210.8, or 19.4%, of net sales in the first six months of fiscal 2024 compared to $200.9, or 18.8%, of net sales in the prior year period. Adjusted SG&A as a percent of net sales was 19.0%, an increase of 60-basis points, primarily driven by higher people expenses, partially offset by operational efficiency savings and lower bad debt and other corporate costs.
Advertising and Sales Promotion Expense
For the second quarter of fiscal 2024, A&P was $63.1, an increase of $0.2, or 0.3%, compared to $62.9 in the prior year quarter. A&P as a percent of net sales was 10.5%, which was flat compared to the prior year quarter.
For the first six months of fiscal 2024, A&P was $111.3, an increase of $2.5, or 2.3%, compared to $108.8 in the prior year period. A&P as a percent of net sales was 10.2%, which was flat compared to the prior year period.

Research and Development Expense
Research and development (“R&D”) expense for the second quarter of fiscal 2024 was $14.2, a decrease of $0.2, or 1.4%, compared to $14.4 in the prior year quarter. As a percent of net sales, R&D expense was 2.4% in the second quarter of fiscal 2024, which was flat compared to the prior year quarter.
R&D expense for the first six months of fiscal 2024 was $27.5, a decrease of $0.3, or 1.1%, compared to $27.8 in the prior year period. As a percent of net sales, R&D expense was 2.5% in the first six months of fiscal 2024 compared to 2.6% in the prior year period.

Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2024 was $20.4, a decrease of $0.3, or 1.4%, compared to $20.7 in the prior year quarter. For the first six months of fiscal 2024, interest expense was $40.2, a decrease of $0.4, or 1.0%, compared to $40.6 in the prior year period. The decrease in interest expense was the result of a lower overall debt balance on the Company’s revolving credit facility, partially offset by higher interest rates.

Other expense, net
Other expense, net, was $2.7 in the second quarter of fiscal 2024, a decrease of $6.8, or 71.6%, compared to $9.5 in the prior year quarter. Other expense, net, was $3.0 during the first six months of fiscal 2024, a decrease of $1.5 or 33.3% compared to $4.5 during the prior year period. The second quarter and first six months of 2023 included a $7.2 million charge for the wind-up of the Canada Plan.

Income Tax Provision
The effective tax rate for the second quarter and first six months ended March 31, 2024, was 23.4% and 23.0%, respectively, compared to 27.0% and 26.9% in the prior year period. The fiscal 2024 effective tax rate reflects the favorable mix of earnings in lower tax rate jurisdictions and the impact of a change in the Company’s prior estimates. On an adjusted basis, the effective tax rate was 23.6% and 23.5%, for the second quarter and first six months ended March 31, 2024, respectively, and 26.6% and 26.5% for the second quarter and first six months March 31, 2023 respectively.

Operating Model Redesign
In fiscal 2024, the Company is continuing to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency. As a result of these actions, we expect to incur charges of approximately $19 in fiscal 2024. We incurred $3.2 and $10.0 during the second quarter and first six months of fiscal 2024, respectively, primarily related to employee severance and related costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2024, compared to the corresponding periods in fiscal 2023, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 13 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended March 31, 2024
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2023	$308.6		$583.9
Organic	(13.9)	(4.5)%	8.5	1.5%
Impact of currency	(1.6)	(0.5)%	2.4	0.4%
Net sales - fiscal 2024	$293.1	(5.0)%	$594.8	1.9%
Wet Shave net sales for the second quarter of fiscal 2024 decreased $15.5, or 5.0%, as compared to the prior year quarter, including a $1.6, or 0.5%, unfavorable impact from currency. Organic net sales decreased $13.9, or 4.5%, reflecting an increase in International organic sales of 5.3%, driven by higher volumes and price, which was more than offset by declines in North America. North America organic sales decreased 14.0% and were impacted by weakening category and channel dynamics, particularly in the highly promotional drug channel, the impact of cycling the effect of a new product introduction, primarily in the club channel and changes in the promotional calendar.
Wet Shave net sales for the first six months of fiscal 2024 increased $10.9, or 1.9%, as compared to the prior year period, including a $2.4, or 0.4%, favorable impact from currency. Organic net sales increased $8.5, or 1.5%, driven by a 11.4% increase in International organic sales related to strong performance in Men’s and Women’s Systems and Disposables. North America sales declined 8.4%, primarily due to lower sales for Men’s and Women’s Systems and Disposables.

Segment Profit -Wet Shave
Period Ended March 31, 2024
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2023	$35.4		$71.1
Organic	6.8	19.2%	21.2	29.8%
Impact of currency	(1.8)	(5.1)%	1.8	2.5%
Segment profit - fiscal 2024	$40.4	14.1%	$94.1	32.3%
Wet Shave segment profit for the second quarter of fiscal 2024 was $40.4, an increase of $5.0, or 14.1%, and inclusive of a $1.8 unfavorable impact from currency. Organic segment profit increased $6.8, or 19.2%, reflecting higher gross margins.
Wet Shave segment profit for the first six months of fiscal 2024 was $94.1, an increase of $23.0, or 32.3%, and inclusive of a $1.8 favorable impact from currency. Organic segment profit increased $21.2, or 29.8%, reflecting higher net sales and higher gross margins.

Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended March 31, 2024
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2023	$209.7		$322.6
Organic	24.2	11.5%	25.2	7.8%
Impact of currency	1.9	0.9%	3.4	1.1%
Net sales - fiscal 2024	$235.8	12.4%	$351.2	8.9%

Sun and Skin Care net sales for the second quarter of fiscal 2024 increased $26.1, or 12.4%. Organic net sales increased $24.2, or 11.5%, driven by global Sun Care growth of 12.6% and growth in North America Grooming of 20.8%. Sun Care growth reflects strong early-season execution in the U.S., Mexico and Europe, while Grooming results were driven by strong Cremo and Bull Dog sales, and the initial launch of the Billie brand into women’s grooming.
Sun and Skin Care net sales for the first six months of fiscal 2024 increased $28.6, or 8.9%. Organic net sales increased $25.2, or 7.8%, driven by Sun Care growth of 11.3% in North America and 9.6% in International markets, as well as growth in global grooming, partially offset by lower sales in Wet Ones.

Segment Profit - Sun and Skin Care
Period Ended March 31, 2024
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2023	$40.0		$53.3
Organic	13.3	33.2%	(1.8)	(3.4)%
Impact of currency	1.1	2.8%	1.6	3.0%
Segment profit - fiscal 2024	$54.4	36.0%	$53.1	(0.4)%

Segment profit for the second quarter of fiscal 2024 was $54.4, an increase of $14.4, or 36.0%. Organic segment profit increased $13.3, or 33.2%, primarily driven by higher gross margins, partially offset by higher marketing and SG&A expense.
Segment profit for the first six months of fiscal 2024 was $53.1, a decrease of $0.2, or 0.4%. Organic segment profit decreased $1.8, or 3.4%, primarily driven by lower gross profit resulting from significantly higher inflation related costs which was mostly offset by higher sales volumes and pricing.
Feminine Care

Net Sales - Feminine Care
Period Ended March 31, 2024
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2023	$80.1		$161.0
Organic	(9.6)	(12.0)%	(18.7)	(11.6)%
Impact of currency	—	—%	—	—%
Net sales - fiscal 2024	$70.5	(12.0)%	$142.3	(11.6)%
Feminine Care net sales for the second quarter of fiscal 2024 was $70.5, a decrease of $9.6, or 12.0%, primarily due to a decline in Tampons and Pads, partly offset by growth in Liners.
Feminine Care net sales for the first six months of fiscal 2024 was $142.3, a decrease of $18.7, or 11.6%, primarily due to a decline in Tampons and Pads.

Segment Profit - Feminine Care
Period Ended March 31, 2024
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2023	$12.2		$24.1
Organic	(3.5)	(28.7)%	(8.0)	(33.2)%
Impact of currency	—	—%	(0.1)	(0.4)%
Segment profit - fiscal 2024	$8.7	(28.7)%	$16.0	(33.6)%
Feminine Care segment profit for the second quarter of fiscal 2024 was $8.7, a decrease of $3.5, or 28.7%. Organic segment profit decreased $3.5, or 28.7%, primarily driven by lower sales and the resulting impact on gross profit.
Feminine Care segment profit for the first six months of fiscal 2024 was $16.0, a decrease of $8.1, or 33.6%. Organic segment profit decreased $8.0, or 33.2%, primarily driven by lower sales and the resulting impact on gross profit.
General Corporate and Other Expenses

	Three Months Ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
General corporate and other expenses	$(15.0)	$(17.0)	$(31.2)	$(32.9)
Amortization of intangibles	(7.8)	(7.7)	(15.6)	(15.4)
Interest and other expense, net	(23.1)	(23.0)	(43.2)	(37.9)
Restructuring and repositioning expenses	(3.2)	(3.0)	(10.0)	(5.8)
Acquisition and integration costs	(0.7)	(2.0)	(1.4)	(4.1)
Sun Care reformulation costs	(0.4)	(0.6)	(0.9)	(1.1)
Wet Ones manufacturing plant fire	(3.8)	—	(5.3)	—
Legal matter	(1.4)	—	(1.4)	—
Defined benefit settlement loss	—	(7.2)	—	(7.2)
Other project costs	(1.1)	(0.5)	(1.2)	(0.5)
General corporate and other expenses	$(56.5)	$(61.0)	$(110.2)	$(104.9)
% of net sales	(9.4)%	(10.2)%	(10.1)%	(9.8)%
For the second quarter of fiscal 2024, corporate expenses were $15.0, or 2.5%, of net sales, compared to $17.0, or 2.8%, of net sales in the prior year quarter. For the second quarter of fiscal 2024, the decrease in corporate expenses was primarily due to a decrease in corporate consulting and project costs which was partially offset by higher people and incentive compensation costs.
For the first six months of fiscal 2024, corporate expenses were $31.2, or 2.9%, of net sales, compared to $32.9, or 3.1%, of net sales in the prior year period. For the first six months of fiscal 2024, the decrease in corporate expenses is primarily due to a decrease in corporate consulting and project costs which was partially offset by higher people and incentive compensation costs.
Wet Ones manufacturing plant fire
On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. For the second quarter and the first six months of fiscal 2024, we incurred $3.8 and $5.3, respectively, in incremental costs related to material charges, increased labor and absorption and other inefficiency costs as a result of the fire.

Liquidity and Capital Resources
As of March 31, 2024, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of March 31, 2024 and September 30, 2023 were as follows:

	Interest Type	Currency	March 31, 2024	September 30, 2023
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under credit facility	variable	USD	111.0	122.0
Short-term notes payable	variable	various	23.6	19.5
Total borrowings			$1,384.6	$1,391.5
Our Revolver utilization is summarized below.

	March 31, 2024	September 30, 2023
Total revolver capacity	$425.0	$425.0
Less: Revolver borrowings	111.0	122.0
Less: Outstanding letters of credit	5.3	5.9
Revolver balance available	$308.7	$297.1
On April 2, 2024, we amended our Revolving Credit Facility pursuant to the Restatement Agreement. Refer to Note 8 of Notes to Condensed Consolidated Financial Statement for additional discussion.
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
As of March 31, 2024, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Six Months Ended March 31,
	2024	2023
Net cash provided by (used by) from:
Operating activities	$56.1	$1.9
Investing activities	(19.7)	(20.0)
Financing activities	(59.4)	(29.0)
Effect of exchange rate changes on cash	2.8	13.6
Net decrease in cash and cash equivalents	$(20.2)	$(33.5)
Operating Activities
Cash flow provided by operating activities was $56.1 during the first six months of fiscal 2024, compared to $1.9 of cash provided from operations during the prior year period. The increase in cash provided was largely driven by a lower net working capital build and increased earnings.
Investing Activities
Net cash used by investing activities was $19.7 during the first six months of fiscal 2024, compared to $20.0 of cash used during the prior year period. Capital expenditures were $18.0 during the first six months of fiscal 2024, compared to $18.8 in the prior year period.
Financing Activities
Net cash used by financing activities was $59.4 during the first six months of fiscal 2024, compared to $29.0 of cash used in the prior year period. During the first six months of fiscal 2024, we had net borrowings of $11.0 under the Revolving Credit Facility, compared to $21.0 in the prior year period. Dividend payments totaled $15.8 in the first six months of fiscal 2024, compared to $16.1 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $7.0 in the first six months of fiscal 2024, compared to $8.1 in the prior year period.
Share Repurchases
During the first six months of fiscal 2024, we repurchased 0.8 shares of our common stock for $30.3. We have 3.8 shares remaining under the Repurchase Plan as of March 31, 2024. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
Dividend activity for the six months ended March 31, 2024 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
November 2, 2023	December 6, 2023	January 4, 2024	$0.15
February 1, 2024	March 7, 2024	April 4, 2024	$0.15
On May 8, 2024, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2024. The dividend will be payable on July 9, 2024 to shareholders of record as the close of business on June 6, 2024.
Dividends declared during the six months ended March 31, 2024 totaled $15.2. Payments made for dividends during the six months ended March 31, 2024 totaled $15.8.

Commitments and Contingencies
Contractual Obligations
As of March 31, 2024, we had outstanding borrowings of $111.0 under the Revolving Credit Facility. As of March 31, 2024, future minimum repayments of debt were: $111.0 in fiscal 2025, $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2023 Annual Report.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 12 of Notes to our Condensed Consolidated Financial Statements. As of March 31, 2024, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of March 31, 2024, our outstanding variable-rate debt included $135.4 related to the Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $1.4.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2024	93,248	$37.00	93,248	4,093,487
February 1 to 29, 2024	167,070	$38.44	167,070	3,926,417
March 1 to 31, 2024	142,800	$37.86	142,800	3,783,617
(1)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the second quarter of fiscal 2024, we repurchased 403,118 shares under this authorization.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.
Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.7
Restatement Agreement, dated as of April 2, 2024, among Edgewell Personal Care Company, each of the guarantors party thereto, Bank of America, N.A., as Administrative Agent, the Issuing Bank and each Refinancing Lender party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2024).

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets at March 31, 2024 and September 30, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and six months ended March 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*Filed herewith.
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer
(principal financial officer)

Date:	May 8, 2024