Form 10-Q
period 2024-06-30
EDGEWELL PERSONAL CARE Co
filed 2024-08-06
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Common shares, $0.01 par value - 49,309,366 shares as of July 31, 2024.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net sales	$647.8	$650.0	$1,736.1	$1,717.5
Cost of products sold	360.7	369.7	993.2	1,005.3
Gross profit	287.1	280.3	742.9	712.2

Selling, general and administrative expense	110.1	96.3	320.9	297.2
Advertising and sales promotion expense	76.6	80.0	187.9	188.8
Research and development expense	14.6	14.8	42.1	42.6
Restructuring charges	3.1	3.0	13.1	8.7
Operating income	82.7	86.2	178.9	174.9
Interest expense associated with debt	18.8	19.2	59.0	59.8
Other expense (income), net	1.4	(3.8)	4.4	0.7
Earnings before income taxes	62.5	70.8	115.5	114.4
Income tax provision	13.5	17.8	25.7	29.6
Net earnings	$49.0	$53.0	$89.8	$84.8

Earnings per share:
Basic net earnings per share	$0.99	$1.04	$1.80	$1.65
Diluted net earnings per share	$0.98	$1.02	$1.79	$1.63

Statements of Comprehensive Income:
Net earnings	$49.0	$53.0	$89.8	$84.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(13.1)	7.5	(2.1)	67.6
Pension and postretirement activity, net of tax (benefit) of $(0.1), $(0.6), $(0.9) and $0.9	(0.5)	(0.4)	(1.1)	3.9
Deferred loss on hedging activity, net of tax (benefit) of $0.3, $0.9, nil and $(2.8)	0.6	1.8	(0.1)	(6.2)
Total other comprehensive (loss) income, net of tax	(13.0)	8.9	(3.3)	65.3
Total comprehensive income	$36.0	$61.9	$86.5	$150.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2024	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$196.1	$216.4
Trade receivables, less allowance for doubtful accounts of $5.0 and $5.6	155.0	106.2
Inventories	455.9	492.4
Other current assets	151.7	147.4
Total current assets	958.7	962.4
Property, plant and equipment, net	325.4	337.9
Goodwill	1,333.2	1,331.4
Other intangible assets, net	952.2	973.8
Other assets	138.9	135.2
Total assets	$3,708.4	$3,740.7

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$21.4	$19.5
Accounts payable	208.7	194.4
Other current liabilities	305.0	309.5
Total current liabilities	535.1	523.4
Long-term debt	1,290.4	1,360.7
Deferred income tax liabilities	137.3	136.4
Other liabilities	169.0	179.7
Total liabilities	2,131.8	2,200.2
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 49,386,629 and 50,118,789 outstanding	0.7	0.7
Additional paid-in capital	1,580.8	1,593.8
Retained earnings	1,089.0	1,022.1
Common shares in treasury at cost, 15,865,360 and 15,133,200	(920.6)	(906.1)
Accumulated other comprehensive loss	(173.3)	(170.0)
Total shareholders’ equity	1,576.6	1,540.5
Total liabilities and shareholders’ equity	$3,708.4	$3,740.7

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2024	2023
Cash Flow from Operating Activities
Net earnings	$89.8	$84.8
Depreciation and amortization	66.6	68.1
Share-based compensation expense	20.4	19.8
Loss on sale of assets	0.3	1.1
Defined benefit settlement loss	—	7.2
Deferred compensation payments	(1.6)	(4.9)
Deferred income taxes	1.3	(0.6)
Other, net	(11.0)	(13.6)
Changes in operating assets and liabilities	(8.5)	6.4
Net cash provided by operating activities	$157.3	$168.3

Cash Flow from Investing Activities
Capital expenditures	(30.6)	(31.1)
Collection of deferred purchase price on accounts receivable sold	0.2	1.5
Other, net	(6.5)	(2.0)
Net cash used by investing activities	$(36.9)	$(31.6)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	633.0	645.0
Cash payments on debt with original maturities greater than 90 days	(705.0)	(715.0)
Proceeds from debt with original maturities of 90 days or less	1.9	5.1
Repurchase of shares	(40.2)	(45.2)
Dividends to common shareholders	(23.3)	(23.8)
Net financing inflow from the Accounts Receivable Facility	4.3	9.6
Employee shares withheld for taxes	(7.1)	(9.0)
Other, net	(2.9)	1.0
Net cash used by financing activities	$(139.3)	$(132.3)

Effect of exchange rate changes on cash	(1.4)	14.3

Net (decrease) increase in cash and cash equivalents	(20.3)	18.7
Cash and cash equivalents, beginning of period	216.4	188.7
Cash and cash equivalents, end of period	$196.1	$207.4

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	4.8	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	(0.1)	(0.1)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.5)	—	—	—	(15.5)
Activity under share plans	—	—	0.2	25.0	(24.9)	—	—	0.1
Balance as of December 31, 2023	65.2	$0.7	(15.2)	$(896.6)	$1,568.9	$1,019.3	$(146.5)	$1,545.8
Net earnings	—	—	—	—	—	36.0	—	36.0
Foreign currency translation adjustments	—	—	—	—	—	—	(16.0)	(16.0)
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred gain on hedging activity	—	—	—	—	—	—	2.7	2.7
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.4)	—	—	—	(15.4)
Activity under share plans	—	—	—	0.9	5.4	—	—	6.3
Balance as of March 31, 2024	65.2	$0.7	(15.6)	$(911.1)	$1,574.3	$1,047.7	$(160.3)	$1,551.3
Net earnings	—	—	—	—	—	49.0	—	49.0
Foreign currency translation adjustments	—	—	—	—	—	—	(13.1)	(13.1)
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred gain on hedging activity	—	—	—	—	—	—	0.6	0.6
Dividends declared to common shareholders	—	—	—	—	—	(7.7)	—	(7.7)
Repurchase of shares including excise tax	—	—	(0.3)	(9.9)	—	—	—	(9.9)
Activity under share plans	—	—	—	0.4	6.5	—	—	6.9
Balance at June 30, 2024	65.2	$0.7	(15.9)	$(920.6)	$1,580.8	$1,089.0	$(173.3)	$1,576.6

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$939.1	$(216.1)	$1,467.1
Net earnings	—	—	—	—	—	12.4	—	12.4
Foreign currency translation adjustments	—	—	—	—	—	—	48.0	48.0
Pension and postretirement activity	—	—	—	—	—	—	(0.2)	(0.2)
Deferred loss on hedging activity	—	—	—	—	—	—	(8.2)	(8.2)
Dividends declared to common shareholders	—	—	—	—	—	(8.0)	—	(8.0)
Repurchase of shares including excise tax	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	0.4	25.0	(26.5)	—	—	(1.5)
Balance as of December 31, 2022	65.2	$0.7	(13.7)	$(850.9)	$1,577.8	$943.5	$(176.5)	$1,494.6
Net earnings	—	—	—	—	—	19.4	—	19.4
Foreign currency translation adjustments	—	—	—	—	—	—	12.1	12.1
Pension and postretirement activity	—	—	—	—	—	—	4.5	4.5
Deferred gain on hedging activity	—	—	—	—	—	—	0.2	0.2
Dividends declared to common shareholders	—	—	—	—	—	(8.2)	—	(8.2)
Repurchase of shares	—	—	(0.4)	(15.0)	—	—	—	(15.0)
Activity under share plans	—	—	—	2.3	5.4	—	—	7.7
Balance as of March 31, 2023	65.2	$0.7	(14.1)	$(863.6)	$1,583.2	$954.7	$(159.7)	$1,515.3
Net earnings	—	—	—	—	—	53.0	—	53.0
Foreign currency translation adjustments	—	—	—	—	—	—	7.5	7.5
Pension and postretirement activity	—	—	—	—	—	—	(0.4)	(0.4)
Deferred gain on hedging activity	—	—	—	—	—	—	1.8	1.8
Dividends declared to common shareholders	—	—	—	—	—	(7.7)	—	(7.7)
Repurchase of shares	—	—	(0.3)	(15.2)	—	—	—	(15.2)
Activity under share plans	—	—	—	2.5	3.1	—	—	5.6
Balance as of June 30, 2023	65.2	$0.7	(14.4)	$(876.3)	$1,586.3	$1,000.0	$(150.8)	$1,559.9

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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

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
The Company has agreements with its suppliers in the ordinary course of business for such supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. As of June 30, 2024 and September 30, 2023, $22.4 and $21.8, respectively, were valid obligations under the various programs. The obligations are presented as Accounts payable on the Condensed Consolidated Balance Sheets.
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
To correct the immaterial misstatements, the Company has revised the Condensed Consolidated Statements of Earnings and Comprehensive Income and Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended June 30, 2023, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023, as well as the associated Notes to the Condensed Consolidated Financial Statements to reflect the corrections of these immaterial misstatements as of and for the three and nine months ended June 30, 2023. There were no changes to previously issued total cash flows generated from (used by) operating, investing, or financing activities for nine months ended June 30, 2023.
The following table reflects the revisions to the previously issued Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2023:

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cost of products sold	$370.3	$(0.6)	$369.7	$1,007.1	$(1.8)	$1,005.3
Gross profit	279.7	0.6	280.3	710.4	1.8	712.2
Operating income	85.6	0.6	86.2	173.1	1.8	174.9
Earnings before income taxes	70.2	0.6	70.8	112.6	1.8	114.4
Income tax provision	17.7	0.1	17.8	29.2	0.4	29.6
Net earnings	52.5	0.5	53.0	83.4	1.4	84.8

Earnings per share:
Basic net earnings per share	$1.03	$0.01	$1.04	$1.62	$0.03	$1.65
Dilutive net earnings per share	1.01	0.01	1.02	1.61	0.02	1.63
Total comprehensive income	$61.4	$0.5	$61.9	$148.7	$1.4	$150.1
The following table reflects the revisions to the previously issued Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023.

	As Previously Reported	Adjustment	As Revised
Net earnings	$83.4	$1.4	$84.8
Changes in operating assets and liabilities	7.8	(1.4)	6.4

Note 2 - Restructuring Charges
Operating Model Redesign
In fiscal 2024, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and repositioning related charges of approximately $19 in fiscal 2024. The Company has incurred restructuring and repositioning related charges as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Severance and related costs	$1.3	$1.3	$6.3	$4.1
Asset write-off and accelerated depreciation	—	0.1	0.3	0.3
Consulting, project implementation and management, and other exit costs	1.9	1.7	6.6	4.7
Total restructuring and repositioning charges (1) (2)	$3.2	$3.1	$13.2	$9.1
(1)Restructuring and repositioning charges of nil and $0.2 are included within Cost of products sold for the three and nine months ended June 30, 2023, respectively.
(2)Restructuring and repositioning charges of $0.1 are included within Selling, general and administrative expense (“SG&A”) for the three and nine months ended June 30, 2024 and $0.1 and $0.2 for the three and nine months ended June 30, 2023, respectively.
The following table summarizes the restructuring activities and related accrual for the nine months ended June 30, 2024:

			Utilized
	October 1, 2023	Charge to Income	Cash	June 30, 2024
Severance and related costs	$3.9	$6.6	$(8.7)	$1.8
Consulting, project implementation and management, and other exit costs	0.7	6.6	(7.3)	—
Total restructuring activities and related accrual	$4.6	$13.2	$(16.0)	$1.8
Note 3 - Income Taxes
For the three and nine months ended June 30, 2024, the Company had income tax expenses of $13.5 and $25.7, respectively, on Earnings before income taxes of $62.5 and $115.5, respectively. The effective tax rate for the three and nine months ended June 30, 2024 was 21.6% and 22.2%, respectively. The difference between the federal statutory rate and the effective rate is primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
For the three and nine months ended June 30, 2023, the Company had income tax expenses of $17.8 and $29.6, respectively, on Earnings before income taxes of $70.8 and $114.4, respectively. The effective tax rate for the three and nine months ended June 30, 2023 was 25.3% and 25.9%, respectively. The difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic weighted-average shares outstanding	49.5	51.1	49.8	51.3
Effect of dilutive securities:
Options, RSE and PRSE awards	0.6	0.7	0.5	0.6
Total dilutive securities	0.6	0.7	0.5	0.6
Diluted weighted-average shares outstanding	50.1	51.8	50.3	51.9

The following weighted-average common shares were excluded from the calculation of diluted net earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Options, RSE and PRSE awards	1.1	0.8	1.1	1.0

Note 5 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of October 1, 2023	$1,140.5	$355.9	$206.0	$1,702.4
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of October 1, 2023	$771.5	$353.9	$206.0	$1,331.4

Changes in the nine months ended June 30, 2024
Cumulative translation adjustment	$1.6	$0.5	$(0.3)	$1.8

Gross balance as of June 30, 2024	$1,142.1	$356.4	$205.7	$1,704.2
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of June 30, 2024	$773.1	$354.4	$205.7	$1,333.2
The following table sets forth intangible assets by class:

	June 30, 2024			September 30, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$594.3	$—	$594.3	$592.9	$—	$592.9

Amortizable
Trade names and brands	$339.7	$100.0	$239.7	$339.6	$88.1	$251.5
Technology and patents	79.4	76.8	2.6	79.4	76.2	3.2
Customer related and other	270.6	155.0	115.6	269.8	143.6	126.2
Amortizable intangible assets	689.7	331.8	357.9	688.8	307.9	380.9
Total intangible assets	$1,284.0	$331.8	$952.2	$1,281.7	$307.9	$973.8

Amortization expenses were $7.7 and $23.3 for the three and nine months ended June 30, 2024, respectively, and $7.8 and $23.2 for the three and nine months ended June 30, 2023, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2024	$7.7
2025	31.1
2026	30.7
2027	30.5
2028	30.4
2029	30.3
Thereafter	197.2
Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there were no triggering events requiring an interim impairment analysis during the three and nine months ended June 30, 2024.

Note 6 - Supplemental Balance Sheet Information

	June 30, 2024	September 30, 2023
Inventories
Raw materials and supplies	$80.3	$86.3
Work in process	88.8	91.1
Finished products	286.8	315.0
Total inventories	$455.9	$492.4
Other Current Assets
Prepaid expenses	$76.1	$72.5
Value added tax receivables	44.8	43.7
Income taxes receivable	16.4	18.9
Other	14.4	12.3
Total other current assets	$151.7	$147.4
Property, Plant and Equipment
Land	$18.6	$18.5
Buildings	144.2	142.6
Machinery and equipment	1,115.8	1,105.3
Capitalized software costs	61.9	60.2
Construction in progress	41.9	38.5
Total gross property, plant and equipment	1,382.4	1,365.1
Accumulated depreciation and amortization	(1,057.0)	(1,027.2)
Total property, plant and equipment, net	$325.4	$337.9
Other Current Liabilities
Accrued advertising and sales promotion	$51.0	$31.5
Accrued trade allowances	29.5	29.8
Accrued salaries, vacations and incentive compensation	53.3	65.4
Income taxes payable	18.2	11.9
Returns reserve	41.4	53.5
Value added tax payable	10.2	7.0
Accrued interest	9.6	25.0
Other	91.8	85.4
Total other current liabilities	$305.0	$309.5
Other Liabilities
Pensions and other retirement benefits	$57.3	$58.2
Other	111.7	121.5
Total other liabilities	$169.0	$179.7

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
On August 5, 2024, the Company entered into the Seventh Amendment to Master Accounts Receivable Purchase Agreement between Edgewell Personal Care, LLC and MUFG Bank, LTD., formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, (the “Accounts Receivable Facility”) which amended the pricing index used to determine the purchase price for subject receivables from the Bloomberg Short Term Bank Yield Index (“BSBY”) to Term Secured Overnight Financing Rate (“SOFR”). The applicable margin that is added to the SOFR pricing index specific for each obligor was unchanged. Except as noted above, all other material terms, conditions, obligations, covenants or agreements contained in the Accounts Receivable Facility are unmodified in all respects and continue in full force and effect.
Accounts receivables sold were $353.5 and $886.0 for the three and nine months ended June 30, 2024, respectively, and $388.7 and $916.3 for the three and nine months ended June 30, 2023, respectively. The trade receivables sold that remained outstanding as of June 30, 2024 and September 30, 2023 were $158.5 and $82.1, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The loss on sale of trade receivables was $1.8 and $4.6 for the three and nine months ended June 30, 2024, respectively. The loss on sale of trade receivables was $2.1 and $4.5 for the three and nine months ended June 30, 2023, respectively.

Note 8 - Debt
The detail of long-term debt was as follows:

	June 30, 2024	September 30, 2023
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. Revolving Credit Facility	50.0	122.0
Total	1,300.0	1,372.0
Less unamortized debt issuance costs and discount (1)	9.6	11.3
Total long-term debt	$1,290.4	$1,360.7
(1)As of June 30, 2024, debt issuance costs were $5.8 and $3.8 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively. As of September 30, 2023, debt issuance costs were $6.9 and $4.4 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively.
As of June 30, 2024 and September 30, 2023, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $21.4 and $19.5, respectively, with weighted-average interest rates of 3.8% and 3.9% as of June 30, 2024 and September 30, 2023, respectively. These notes were primarily outstanding international borrowings.
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
Pursuant to the Restatement Agreement, all of the $425.0 of revolving facility commitments under the Credit Agreement (the “Existing Revolving Facility Commitments”) were replaced with an equal amount of new revolving facility commitments (the “Replacement Revolving Facility Commitments”, collectively, the “Revolving Credit Facility”) having substantially similar terms as the Existing Revolving Facility Commitments, except that the maturity date of the Replacement Revolving Facility Commitments will be the earlier of (i) April 2, 2029, and (ii) (a) March 2, 2028, if the aggregate outstanding amount of the Company’s 5.500% Senior Notes due 2028 is greater than $150.0 as of such date and (b) December 29, 2028, if the aggregate outstanding amount of the Company’s 4.125% Senior Notes due 2029 is greater than $150.0 of as such date, in each case, subject to certain exceptions.

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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service cost	$0.5	$0.5	$1.4	$1.4
Interest cost	5.3	5.3	16.0	15.9
Expected return on plan assets	(4.9)	(5.4)	(14.6)	(16.3)
Recognized net actuarial loss	0.4	0.4	1.1	1.2
Defined benefit settlement loss	—	—	—	7.2
Net periodic cost	$1.3	$0.8	$3.9	$9.4
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

Note 10 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 1.1 shares of its common stock for $40.2 during the nine months ended June 30, 2024. There are 3.5 shares of common stock available for repurchase in the future under the Board’s authorization as of June 30, 2024. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
Dividend activity in the nine months ended June 30, 2024 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
November 2, 2023	December 6, 2023	January 4, 2024	$0.15
February 1, 2024	March 7, 2024	April 4, 2024	$0.15
May 8, 2024	June 6, 2024	July 9, 2024	$0.15
On August 6, 2024, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2024. The dividend will be payable on October 3, 2024 to shareholders of record as the close of business on September 4, 2024.
Dividends declared during the nine months ended June 30, 2024 totaled $22.9. Payments made for dividends during the nine months ended June 30, 2024 totaled $23.3.
Note 11 - Accumulated Other Comprehensive Loss
The following table presents the changes in Accumulated Other Comprehensive (Loss) Income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
Other comprehensive income (loss), net of tax	(2.1)	(1.9)	2.9	(1.1)
Reclassifications to earnings	—	0.8	(3.0)	(2.2)
Balance as of June 30, 2024	$(89.0)	$(87.1)	$2.8	$(173.3)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2022	$(131.2)	$(92.6)	$7.7	$(216.1)
Other comprehensive income (loss), net of tax	67.6	(2.3)	(1.5)	63.8
Reclassifications to earnings	—	6.2	(4.7)	1.5
Balance as of June 30, 2023	$(63.6)	$(88.7)	$1.5	$(150.8)

The following table presents the reclassifications out of AOCI:

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2024	2023	2024	2023
Gain on cash flow hedges
Foreign exchange contracts	$2.0	$1.0	$4.4	$6.8	Other expense (income), net
Income tax expense	0.6	0.3	1.4	2.1	Income tax provision
	1.4	0.7	3.0	4.7
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.4)	$(0.4)	$(1.1)	$(1.2)
Defined benefit settlement loss	—	—	—	(7.2)	Other expense (income), net
Income tax (benefit)	(0.2)	(0.1)	(0.3)	(2.2)	Income tax provision
	(0.2)	(0.3)	(0.8)	(6.2)

Total reclassifications for the period	$1.2	$0.4	$2.2	$(1.5)
(1)These AOCI components are included in the computation of net periodic cost. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Note 12 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of June 30, 2024 and September 30, 2023, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each month. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.
Cash Flow Hedges
As of June 30, 2024, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $4.3 and $4.4 as of June 30, 2024 and September 30, 2023, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2024 levels over the next 12 months, the majority of the pre-tax gain included in AOCI in the Condensed Consolidated Balance Sheets as of June 30, 2024 is expected to be included in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. Contract maturities for these hedges extend into fiscal 2026. As of June 30, 2024, there were 64 open foreign currency contracts with a total notional value of $107.6.

Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2024, resulted in a gain of $0.7 and $1.3, respectively, compared to gains of $3.7 and $1.7 for the three and nine months ended June 30, 2023, respectively, and was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income. As of June 30, 2024, there was one open foreign currency derivative contract not designated as cash flow hedges with a total notional value of $9.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	June 30, 2024	September 30, 2023
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$4.3	$4.4
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.2	$0.9
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$2.9	$3.7	$4.4	$(2.1)
Gain reclassified from AOCI into income (1) (2)	2.0	1.0	4.4	6.8
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$0.7	$3.7	$1.3	$1.7
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain was recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings and Comprehensive Income.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of June 30, 2024		As of September 30, 2023
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$4.7	$(0.2)	$6.1	$(0.7)
Gross amounts offset in the balance sheet	—	—	(0.2)	0.4
Net amounts of assets (liabilities) presented in the balance sheet	$4.7	$(0.2)	$5.9	$(0.3)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2024	September 30, 2023
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(20.9)	$(19.4)
Derivatives - foreign currency contracts asset	4.5	5.6
Net assets (liabilities) at estimated fair value	$(16.4)	$(13.8)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of June 30, 2024 and September 30, 2023, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of June 30, 2024 and September 30, 2023, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities as of June 30, 2024 and September 30, 2023, respectively.
As of June 30, 2024 and September 30, 2023, the fair market value of fixed rate long-term debt was $1,135.3 and $1,028.6, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. The estimated fair value of long-term debt, excluding the Company’s credit agreement, dated as of April 2, 2024, by and among, inter alia, the Company, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, Bank of America, N.A. as administrative agent and collateral agent, has been determined based on Level 2 inputs.
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

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Sales
Wet Shave	$316.3	$324.1	$911.1	$908.0
Sun and Skin Care	256.9	244.9	608.1	567.5
Feminine Care	74.6	81.0	216.9	242.0
Total net sales	$647.8	$650.0	$1,736.1	$1,717.5

Segment Profit
Wet Shave	$47.6	$32.3	$141.7	$103.4
Sun and Skin Care	64.2	61.4	117.3	114.7
Feminine Care	6.6	14.0	22.6	38.1
Total segment profit	118.4	107.7	281.6	256.2
General corporate and other expenses	(15.8)	(15.8)	(47.0)	(48.7)
Amortization of intangibles	(7.7)	(7.8)	(23.3)	(23.2)
Interest and other expense, net	(17.2)	(15.4)	(60.4)	(53.3)
Restructuring and repositioning expenses (1)	(3.2)	(3.1)	(13.2)	(8.9)
Acquisition and integration costs (2)	(0.7)	(1.0)	(2.1)	(5.1)
Sun Care reformulation costs (3)	(1.3)	(0.6)	(2.2)	(1.7)
Wet Ones manufacturing plant fire (4)	(2.7)	—	(8.0)	—
Legal matters (5)	(2.5)	6.8	(3.9)	6.3
Loss on investment (6)	(3.1)	—	(3.1)	—
Defined benefit settlement loss (7)	—	—	—	(7.2)
Other project costs (8)	(1.7)	—	(2.9)	—
Total earnings before income taxes	$62.5	$70.8	$115.5	$114.4
(1)Includes pre-tax SG&A of $0.1 for both the three and nine months ended June 30, 2024, and $0.1 and $0.2 for the three and nine months ended June 30, 2023, respectively. Includes pre-tax Cost of products sold of nil and $0.2 for the three and nine months ended June 30, 2023, respectively. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
(2)Includes pre-tax SG&A of $0.7 and $2.1 for the three and nine months ended June 30, 2024, respectively, for the acquisition of Billie, Inc. on November 29, 2021. Includes pre-tax SG&A of $1.0 and $5.1 for the three and nine months ended June 30, 2023, respectively.
(3)Includes pre-tax research and development costs of $1.3 and 2.2 for the three and nine months ended June 30, 2024, respectively, and $0.6 and $1.7 for the three and nine months ended June 30, 2023, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(4)On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. Through the three and nine months ended June 30, 2024, the Company has incurred $2.7 and $8.0, respectively, in costs related to incremental material charges, labor and absorption as a result of the fire.
(5)Includes pre-tax SG&A of $2.5 and $3.9 for the three and nine months ended June 30, 2024, related to reserves for legal matters. Includes pre-tax income in SG&A of $7.1, net of other costs of $0.3 the three months ended June 30, 2023, and $7.1, net of other costs of $0.8 for the nine months ended June 30, 2023, related to the favorable resolution of legal matters.
(6)Includes pre-tax loss of $3.1 for the three and nine months ended June 30, 2024, on an equity method investment and a related note receivable as a result of a new contractual agreement.
(7)Includes pre-tax loss of nil and $7.2 for the three and nine months ended June 30, 2023, related to the settlement of the Canada Plan. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
(8)Includes pre-tax SG&A of $1.7 and $2.9 for the three and nine months ended June 30, 2024, related to certain corporate project costs.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net Sales to Customers
United States	$373.7	$391.6	$983.0	$1,031.3
International	274.1	258.4	753.1	686.2
Total net sales	$647.8	$650.0	$1,736.1	$1,717.5

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Razors and blades	$287.4	$291.2	$822.7	$816.6
Tampons, pads, and liners	74.6	81.0	216.9	242.0
Sun care products	191.3	184.2	417.3	385.8
Grooming products	43.5	38.2	135.3	123.5
Wipes and other skin care	22.1	22.5	55.5	58.2
Shaving gels and creams	28.9	32.9	88.4	91.4
Total net sales	$647.8	$650.0	$1,736.1	$1,717.5

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

Executive Summary
The following is a summary of key results for the third quarter and the first nine months of fiscal 2024, as compared to the corresponding periods in fiscal 2023. In addition to net sales, net earnings and earnings per share (“EPS”) for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.
Third Quarter of Fiscal 2024
•Net sales in the third quarter of fiscal 2024 decreased $2.2, or 0.3%, to $647.8, as compared to the prior year quarter. Organic net sales increased $4.0, or 0.6%, compared to the prior year quarter, as continued strong performance in International markets as well as growth in our Right to Win portfolio of Sun Care and Grooming were partly offset by declines in North America Wet Shave and Feminine Care. Overall, the increase in organic net sales was the result of a 6.1% increase in International markets which was partially offset by a 2.4% decline in North America. In aggregate, volume growth in International markets and increased pricing and revenue management globally more than offset the impact of lower volumes in North America.
•Net earnings in the third quarter of fiscal 2024 were $49.0 compared to $53.0 in the prior year quarter. On an adjusted basis, net earnings for the third quarter of fiscal 2024 were $61.2 compared to $51.3 in the prior year quarter. Adjusted net earnings increased primarily due to higher gross margin.
•Diluted net earnings per share during the third quarter of fiscal 2024 were $0.98 compared to $1.02 in the prior year quarter. On an adjusted basis, diluted net earnings per share during the third quarter of fiscal 2024 were $1.22 compared to $0.99 in the prior year quarter.

	Three Months Ended June 30, 2024
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$287.1	$110.1	$82.7	$62.5	$13.5	$49.0	$0.98
Restructuring and repositioning expenses	—	0.1	3.2	3.2	0.8	2.4	0.04
Acquisition and integration costs	—	0.7	0.7	0.7	0.2	0.5	0.01
Sun Care reformulation costs	—	—	1.3	1.3	0.3	1.0	0.02
Wet Ones manufacturing plant fire	2.7	—	2.7	2.7	0.7	2.0	0.04
Legal matters	—	2.5	2.5	2.5	0.7	1.8	0.04
Loss on investment	—	—	—	3.1	—	3.1	0.06
Other project costs	—	1.7	1.7	1.7	0.3	1.4	0.03
Total Adjusted Non-GAAP	$289.8	$105.1	$94.8	$77.7	$16.5	$61.2	$1.22

GAAP as a percent of net sales	44.3%	17.0%	12.8%	GAAP effective tax rate		21.6%
Adjusted as a percent of net sales	44.7%	16.2%	14.6%	Adjusted effective tax rate		21.2%

	Three Months Ended June 30, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$280.3	$96.3	$86.2	$70.8	$17.8	$53.0	$1.02
Restructuring and repositioning expenses	—	0.1	3.1	3.1	0.8	2.3	0.04
Acquisition and integration costs	—	1.0	1.0	1.0	0.2	0.8	0.02
Sun Care reformulation costs	—	—	0.6	0.6	0.2	0.4	0.01
Legal matters	—	(6.8)	(6.8)	(6.8)	(1.6)	(5.2)	(0.10)
Total Adjusted Non-GAAP	$280.3	$102.0	$84.1	$68.7	$17.4	$51.3	$0.99

GAAP as a percent of net sales	43.1%	14.8%	13.3%	GAAP effective tax rate		25.3%
Adjusted as a percent of net sales	43.1%	15.7%	12.9%	Adjusted effective tax rate		25.3%
(1)EBIT is defined as Earnings before Income taxes.

First Nine Months of Fiscal 2024
•Net sales for the first nine months of fiscal 2024 increased $18.6, or 1.1%, to $1,736.1. Organic net sales increased $19.0, or 1.1%, compared to the prior year period, as International markets increased 9.0%, and were partially offset by lower organic net sales in North America of 3.2%. In aggregate, organic net sales growth was driven by volume growth across International markets and global pricing and revenue management gains, partially offset by lower volume in North America.
•Net earnings for the first nine months of fiscal 2024 were $89.8 compared to $84.8 in the prior year period. On an adjusted basis, net earnings for the first nine months of fiscal 2024 were $117.2 compared to $97.2 in the prior year period. Adjusted net earnings increased primarily due to higher gross margin.
•Diluted net earnings per share during the first nine months of fiscal 2024 were $1.79 compared to $1.63 in the prior year period. On an adjusted basis, diluted net earnings per share during the first nine months of fiscal 2024 were $2.33 compared to $1.87 in the prior year period.

	Nine Months Ended June 30, 2024
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$742.9	$320.9	$178.9	$115.5	$25.7	$89.8	$1.79
Restructuring and repositioning expenses	—	0.1	13.2	13.2	3.3	9.9	0.20
Acquisition and integration costs	—	2.1	2.1	2.1	0.5	1.6	0.03
Sun Care reformulation costs	—	—	2.2	2.2	0.5	1.7	0.03
Wet Ones manufacturing plant fire	8.0	—	8.0	8.0	2.0	6.0	0.12
Legal matters	—	3.9	3.9	3.9	1.0	2.9	0.06
Loss on investment	—	—	—	3.1	—	3.1	0.06
Other project costs	—	2.9	2.9	2.9	0.7	2.2	0.04
Total Adjusted Non-GAAP	$750.9	$311.9	$211.2	$150.9	$33.7	$117.2	$2.33

GAAP as a percent of net sales	42.8%	18.5%	10.3%	GAAP effective tax rate		22.2%
Adjusted as a percent of net sales	43.3%	18.0%	12.2%	Adjusted effective tax rate		22.3%

	Nine Months Ended June 30, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$712.2	$297.2	$174.9	$114.4	$29.6	$84.8	$1.63
Restructuring and repositioning expenses	0.2	0.2	9.1	9.1	2.4	6.7	0.13
Acquisition and integration costs	—	5.1	5.1	5.1	1.2	3.9	0.08
Sun Care reformulation costs	—	—	1.7	1.7	0.4	1.3	0.02
Legal matters	—	(6.3)	(6.3)	(6.3)	(1.5)	(4.8)	(0.09)
Defined benefit settlement loss	—	—	—	7.2	1.9	5.3	0.10
Total Adjusted Non-GAAP	$712.4	$298.2	$184.5	$131.2	$34.0	$97.2	$1.87

GAAP as a percent of net sales	41.5%	17.3%	10.2%	GAAP effective tax rate		25.9%
Adjusted as a percent of net sales	41.5%	17.4%	10.7%	Adjusted effective tax rate		25.9%
(1)EBIT is defined as Earnings before Income taxes.

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2024, as compared to the corresponding periods in fiscal 2023, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended June 30, 2024
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2023	$650.0		$1,717.5
Organic	4.0	0.6%	19.0	1.1%
Impact of currency	(6.2)	(0.9)%	(0.4)	—%
Net sales - fiscal 2024	$647.8	(0.3)%	$1,736.1	1.1%
For the third quarter of fiscal 2024, net sales were $647.8, a decrease of $2.2, or 0.3%, including a $6.2, or 0.9%, unfavorable impact from currency movements. Organic net sales increased $4.0, or 0.6%, as continued strong performance in International markets as well as growth in our Right to Win portfolio of Sun Care and Grooming were partly offset by declines in North America Wet Shave and Feminine Care. Overall, the increase in organic net sales was the result of a 6.1% increase in International markets, which was partially offset by a 2.4% decline in North America. In aggregate, increased pricing and revenue management more than offset the impact of lower volumes in North America.
For the first nine months of fiscal 2024, net sales were $1,736.1, an increase of $18.6, or 1.1%, including a $0.4 unfavorable impact from currency movements. Organic net sales increased $19.0, or 1.1%, as International markets increased 9.0%, which was partially offset by lower organic net sales in North America, which decreased 3.2%. In aggregate, organic net sales growth was driven by increased pricing and revenue management, partially offset by lower volume in North America.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $287.1 during the third quarter of fiscal 2024, compared to $280.3 in the prior year quarter, an increase of $6.8, or 2.4%. Gross margin as a percent of net sales for the third quarter of fiscal 2024 increased 120-basis points, to 44.3% in the quarter. Adjusted gross margin as a percent of net sales increased 160-basis points, to 44.7% in the quarter. The adjusted gross margin increase was due to the productivity savings of approximately 225-basis points and the benefit of higher pricing and strategic revenue management of approximately 110-basis points more than offset core inflation and lower volume absorption of approximately 60-basis points, unfavorable mix and other of approximately 100-basis points and an unfavorable currency impact of approximately 15-basis points.
Gross profit was $742.9 during the first nine months of fiscal 2024, compared to $712.2 in the prior year period, an increase of $30.7, or 4.3%. Gross margin as a percent of net sales for the first nine months of fiscal 2024 increased 130-basis points, to 42.8%. Adjusted gross margin as a percent of net sales increased 180-basis points, to 43.3%. The adjusted gross margin increase was primarily due to productivity savings, the benefits of higher pricing and strategic revenue management as well as a favorable impact from currency, which more than offset lower volume absorption, unfavorable mix and other costs and core gross inflationary pressures.
Selling, General and Administrative Expense
SG&A was $110.1, or 17.0%, of net sales in the third quarter of fiscal 2024 compared to $96.3, or 14.8%, of net sales in the prior year quarter. Adjusted SG&A was 16.2% of net sales, an increase of 50-basis points, primarily driven by higher people expenses and legal costs, partially offset by operational efficiency savings, lower bad debt and favorable currency impacts.
SG&A was $320.9, or 18.5%, of net sales in the first nine months of fiscal 2024 compared to $297.2, or 17.3%, of net sales in the prior year period. Adjusted SG&A was 18.0% of net sales, an increase of 60-basis points, primarily driven by higher people expenses, partially offset by operational efficiency savings, lower bad debt and other corporate costs.
Advertising and Sales Promotion Expense
For the third quarter of fiscal 2024, advertising and sales promotion expense (“A&P”) was $76.6, a decrease of $3.4, or 4.3%, compared to $80.0 in the prior year quarter. A&P was 11.8% of net sales, compared to 12.3% in the prior year quarter, reflecting a reallocation of brand investment from A&P into increased trade promotion and consumer activation spend.
For the first nine months of fiscal 2024, A&P was $187.9, a decrease of $0.9, or 0.5%, compared to $188.8 in the prior year period. A&P was 10.8% of net sales, compared to 11.0% in the prior year period.

Research and Development Expense
Research and development (“R&D”) expense for the third quarter of fiscal 2024 was $14.6, a decrease of $0.2, or 1.4%, compared to $14.8 in the prior year quarter. As a percentage of net sales, R&D expense was 2.3% in the third quarter of fiscal 2024, which was flat compared to the prior year quarter.
R&D expense for the first nine months of fiscal 2024 was $42.1, a decrease of $0.5, or 1.2%, compared to $42.6 in the prior year period. As a percentage of net sales, R&D expense was 2.4% in the first nine months of fiscal 2024 compared to 2.5% in the prior year period.
Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2024 was $18.8, a decrease of $0.4, or 2.1%, compared to $19.2 in the prior year quarter. For the first nine months of fiscal 2024, interest expense was $59.0, a decrease of $0.8, or 1.3%, compared to $59.8 in the prior year period. The decrease in interest expense was the result of a lower overall debt balance on the Company’s Revolving Credit Facility, partially offset by higher interest rates.
Other expense (income), net
Other expense (income), net, was $1.4 of expense in the third quarter of fiscal 2024 compared to $3.8 of income in the prior year quarter. Other expense (income), net, was $4.4 of expense during the first nine months of fiscal 2024, an increase of $3.7 compared to $0.7 of expense in the prior year period. The third quarter and first nine months of 2024 included a loss on investment of $3.1. The first nine months of 2023 included a $7.2 charge for the wind-up of the Canada Plan, which was partially offset by other financing expenses and foreign currency.
Income Tax Provision
The effective tax rate for the third quarter and first nine months ended June 30, 2024, was 21.6% and 22.2%, respectively, compared to 25.3% and 25.9% in the prior year period. The fiscal 2024 effective tax rate reflects the favorable mix of earnings in lower tax rate jurisdictions and the impact of a change in the Company’s prior estimates. On an adjusted basis, the effective tax rate was 21.2% and 22.3%, for the third quarter and first nine months ended June 30, 2024, respectively, and 25.3% and 25.9% for the third quarter and first nine months June 30, 2023 respectively.
Operating Model Redesign
In fiscal 2024, the Company continues to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency. As a result of these actions, we expect to incur charges of approximately $19 in fiscal 2024. We incurred $3.2 and $13.2 during the third quarter and first nine months of fiscal 2024, respectively, primarily related to employee severance and related costs.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2024, compared to the corresponding periods in fiscal 2023, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings before income taxes, refer to Note 13 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended June 30, 2024
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2023	$324.1		$908.0
Organic	(2.0)	(0.6)%	6.5	0.7%
Impact of currency	(5.8)	(1.8)%	(3.4)	(0.4)%
Net sales - fiscal 2024	$316.3	(2.4)%	$911.1	0.3%
Wet Shave net sales for the third quarter of fiscal 2024 decreased $7.8, or 2.4%, as compared to the prior year quarter, including a $5.8, or 1.8%, unfavorable impact from currency. Organic net sales decreased $2.0, or 0.6%, as 4.5% growth in international markets, driven by both higher volumes and price, was more than offset by a 6.7% decline in North America, driven by volume. North America sales were impacted by continued weak category and channel dynamics, particularly in the highly promotional drug channel, along with heightened competitive dynamics in Women’s shave, as well as significant declines in Shave Preps.
Wet Shave net sales for the first nine months of fiscal 2024 increased $3.1, or 0.3%, as compared to the prior year period, including a $3.4, or 0.4%, unfavorable impact from currency. Organic net sales increased $6.5, or 0.7%, driven by a 8.8% increase in International organic sales driven by both higher volumes and price. North America sales declined 7.8%, primarily due to lower volumes. North America sales were impacted by continued weak category and channel dynamics, particularly in the highly promotional drug channel, along with heightened competitive dynamics in Women’s shave, as well as significant declines in Shave Preps and Disposables.

Segment Profit -Wet Shave
Period Ended June 30, 2024
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2023	$32.3		$103.4
Organic	17.5	54.2%	38.7	37.4%
Impact of currency	(2.2)	(6.8)%	(0.4)	(0.4)%
Segment profit - fiscal 2024	$47.6	47.4%	$141.7	37.0%
Wet Shave segment profit for the third quarter of fiscal 2024 was $47.6, an increase of $15.3, or 47.4%, and inclusive of a $2.2, or 6.8%, unfavorable impact from currency. Organic segment profit increased $17.5, or 54.2%, reflecting higher gross margins and lower marketing expenses.
Wet Shave segment profit for the first nine months of fiscal 2024 was $141.7, an increase of $38.3, or 37.0%, and inclusive of a $0.4, or 0.4%, unfavorable impact from currency. Organic segment profit increased $38.7, or 37.4%, reflecting higher net sales, higher gross margin and lower marketing expense.

Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended June 30, 2024
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2023	$244.9		$567.5
Organic	12.4	5.1%	37.6	6.6%
Impact of currency	(0.4)	(0.2)%	3.0	0.6%
Net sales - fiscal 2024	$256.9	4.9%	$608.1	7.2%

Sun and Skin Care net sales for the third quarter of fiscal 2024 increased $12.0, or 4.9%. Organic net sales increased $12.4, or 5.1%, driven by Sun Care growth of 16.0% in international markets and a 1.0% increase in North America markets, which reflected weak early-season weather dynamics in the U.S., followed by a very strong month of June. Global grooming net sales increased 14.0%, driven by both price and volume.
Sun and Skin Care net sales for the first nine months of fiscal 2024 increased $40.6, or 7.2%. Organic net sales increased $37.6, or 6.6%, driven by Sun Care growth of 12.1% in International markets and 6.1% in North America, as well as 9.0% growth in global grooming, partially offset by lower sales in Wet Ones.

Segment Profit - Sun and Skin Care
Period Ended June 30, 2024
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2023	$61.4		$114.7
Organic	2.8	4.6%	1.0	0.9%
Impact of currency	—	—%	1.6	1.4%
Segment profit - fiscal 2024	$64.2	4.6%	$117.3	2.3%

Sun and Skin Care segment profit for the third quarter of fiscal 2024 was $64.2, an increase of $2.8, or 4.6%, all which is related organic segment profit and was primarily driven by higher gross margins, partly offset by higher marketing and SG&A expenses.
Sun and Skin Care segment profit for the first nine months of fiscal 2024 was $117.3, an increase of $2.6, or 2.3%. Organic segment profit increased $1.0, or 0.9%, primarily driven by higher gross margins, partly offset by higher SG&A and marketing expenses.
Feminine Care

Net Sales - Feminine Care
Period Ended June 30, 2024
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2023	$81.0		$242.0
Organic	(6.4)	(7.9)%	(25.1)	(10.4)%
Impact of currency	—	—%	—	—%
Net sales - fiscal 2024	$74.6	(7.9)%	$216.9	(10.4)%
Feminine Care net sales for the third quarter of fiscal 2024 was $74.6, a decrease of $6.4, or 7.9%, largely driven by a decline in Tampons and Pads, partly offset by growth in Liners.
Feminine Care net sales for the first nine months of fiscal 2024 was $216.9, a decrease of $25.1, or 10.4%, primarily due to a decline in Tampons and Pads.

Segment Profit - Feminine Care
Period Ended June 30, 2024
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2023	$14.0		$38.1
Organic	(7.4)	(52.9)%	(15.4)	(40.4)%
Impact of currency	—	—%	(0.1)	(0.3)%
Segment profit - fiscal 2024	$6.6	(52.9)%	$22.6	(40.7)%
Feminine Care segment profit for the third quarter of fiscal 2024 was $6.6, a decrease of $7.4, or 52.9%. Organic segment profit decreased $7.4, or 52.9%, primarily driven by lower sales and the resulting impact on gross profit as well as higher marketing expenses.
Feminine Care segment profit for the first nine months of fiscal 2024 was $22.6, a decrease of $15.5, or 40.7%. Organic segment profit decreased $15.4, or 40.4%, primarily driven by lower sales and the resulting impact on gross profit as well as higher marketing expenses.
General Corporate and Other Expenses

	Three Months Ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
General corporate and other expenses	$(15.8)	$(15.8)	$(47.0)	$(48.7)
Amortization of intangibles	(7.7)	(7.8)	(23.3)	(23.2)
Interest and other expense, net	(17.2)	(15.4)	(60.4)	(53.3)
Restructuring and repositioning expenses	(3.2)	(3.1)	(13.2)	(8.9)
Acquisition and integration costs	(0.7)	(1.0)	(2.1)	(5.1)
Sun Care reformulation costs	(1.3)	(0.6)	(2.2)	(1.7)
Wet Ones manufacturing plant fire	(2.7)	—	(8.0)	—
Legal matters	(2.5)	6.8	(3.9)	6.3
Loss on investment	(3.1)	—	(3.1)	—
Defined benefit settlement loss	—	—	—	(7.2)
Other project costs	(1.7)	—	(2.9)	—
General corporate and other expenses	$(55.9)	$(36.9)	$(166.1)	$(141.8)
% of net sales	(8.6)%	(5.7)%	(9.6)%	(8.3)%
For the third quarter of fiscal 2024 and 2023, corporate expenses were $15.8, or 2.4%, of net sales. For the third quarter of fiscal 2024, corporate expenses remained flat, as lower corporate consulting and project costs were equally offset by higher people and incentive compensation costs.
For the first nine months of fiscal 2024, corporate expenses were $47.0, or 2.7%, of net sales, compared to $48.7, or 2.8%, of net sales in the prior year period. For the first nine months of fiscal 2024, the decrease in corporate expenses is primarily due to a decrease in corporate consulting and project costs, which was partially offset by higher people and incentive compensation costs.
Wet Ones manufacturing plant fire
On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. For the third quarter and the first nine months of fiscal 2024, we incurred $2.7 and $8.0, respectively, in incremental costs related to material charges, increased labor and absorption and other inefficiency costs as a result of the fire.

Liquidity and Capital Resources
As of June 30, 2024, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Effective August 5, 2024, we amended the pricing index used to determine the purchase price for subject receivables under the Sixth Amendment to Master Accounts Receivable Purchase Agreement from BSBY to Term SOFR. Except as noted above, all other material terms, conditions, obligations, covenants or agreements contained in the Accounts Receivable Facility are unmodified in all respects and continue in full force and effect. Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for additional discussion.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of June 30, 2024 and September 30, 2023 were as follows:

	Interest Type	Currency	June 30, 2024	September 30, 2023
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under Revolving Credit Facility	variable	USD	50.0	122.0
Short-term notes payable	variable	various	21.4	19.5
Total borrowings			$1,321.4	$1,391.5
Our Revolver utilization is summarized below.

	June 30, 2024	September 30, 2023
Total revolver capacity	$425.0	$425.0
Less: Revolver borrowings	50.0	122.0
Less: Outstanding letters of credit	5.3	5.9
Revolver balance available	$369.7	$297.1

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
As of June 30, 2024, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Nine Months Ended June 30,
	2024	2023
Net cash provided by (used by) from:
Operating activities	$157.3	$168.3
Investing activities	(36.9)	(31.6)
Financing activities	(139.3)	(132.3)
Effect of exchange rate changes on cash	(1.4)	14.3
Net decrease in cash and cash equivalents	$(20.3)	$18.7
Operating Activities
Cash flow provided by operating activities was $157.3 during the first nine months of fiscal 2024, compared to $168.3 of cash provided from operations during the prior year period. The decrease in cash provided by operating activities was largely driven by changes in net working capital which was partially offset by increased earnings.
Investing Activities
Net cash used by investing activities was $36.9 during the first nine months of fiscal 2024, compared to $31.6 of cash used during the prior year period. The increase in cash used was due to an additional investment. Capital expenditures were $30.6 during the first nine months of fiscal 2024, compared to $31.1 in the prior year period. The decrease in cash provided by investing activities is primarily due to an outflow of $6.5 for an investment.
Financing Activities
Net cash used by financing activities was $139.3 during the first nine months of fiscal 2024, compared to $132.3 of cash used in the prior year period. During the first nine months of fiscal 2024, we had net borrowings of $72.0 under the Revolving Credit Facility, compared to $70.0 in the prior year period. Dividend payments totaled $23.3 in the first nine months of fiscal 2024, compared to $23.8 in the prior year period. We had financing outflows for employee equity awards held for taxes totaling $7.1 in the first nine months of fiscal 2024, compared to $9.0 in the prior year period.
Share Repurchases
During the first nine months of fiscal 2024, we repurchased 1.1 shares of our common stock for $40.2. We have 3.5 shares remaining under the Repurchase Plan as of June 30, 2024. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
Dividend activity for the nine months ended June 30, 2024 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 1, 2023	September 7, 2023	October 4, 2023	$0.15
November 2, 2023	December 6, 2023	January 4, 2024	$0.15
February 1, 2024	March 7, 2024	April 4, 2024	$0.15
May 8, 2024	June 6, 2024	July 9, 2024	$0.15
On August 6, 2024, the Board declared a quarterly cash dividend of $0.15 per common share for the fourth fiscal quarter of 2024. The dividend will be payable on October 3, 2024 to shareholders of record as the close of business on September 4, 2024.
Dividends declared during the nine months ended June 30, 2024 totaled $22.9. Payments made for dividends during the nine months ended June 30, 2024 totaled $23.3.

Commitments and Contingencies
Contractual Obligations
As of June 30, 2024, we had outstanding borrowings of $50.0 under the Revolving Credit Facility. As of June 30, 2024, future minimum repayments of debt were: $750.0 in fiscal 2028 and $550.0 in fiscal 2029. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional discussion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 12 of Notes to our Condensed Consolidated Financial Statements. As of June 30, 2024, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of June 30, 2024, our outstanding variable-rate debt included $72.1 related to the Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $0.7.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2024	88,277	$36.68	88,277	3,695,340
May 1 to 31, 2024	96,789	$38.87	93,958	3,601,382
June 1 to 30, 2024	76,934	$39.22	76,934	3,524,448
(1)In January 2018, our Board authorized a repurchase of up to 10 million shares of our Company’s common stock. This authorization replaced the prior share repurchase authorization of May 2015. During the third quarter of fiscal 2024, we repurchased 259,169 shares under this authorization.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.
Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.8*	Seventh Amendment to Master Accounts Receivable Purchase Agreement, dated as of August 5, 2024, between the Company and MUFG Bank, Ltd
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets at June 30, 2024 and September 30, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*Filed herewith.
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer
(principal financial officer)

Date:	August 6, 2024