Form 10-K/A
period 2024-09-30
EDGEWELL PERSONAL CARE Co
filed 2024-11-21
CIK 1096752

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

Explanatory Note
Edgewell Personal Care Company (which may be referred to as “the Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend Item 15 and the Exhibit Index of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2024 (the “Original Form 10-K”), solely to include Exhibits 10.44, 19.1, 97.1 and 104, which were inadvertently omitted from the Original Form 10-K, and to file new certifications of our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report:

1)Financial Statements.
The following are included within Item 8. Financial Statements and Supplementary Data of the Original Form 10-K.
◦Report of Independent Registered Public Accounting Firm by PricewaterhouseCoopers LLP in Stamford, Connecticut (PCAOB ID 238).
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
◦Consolidated Balance Sheets as of September 30, 2024 and 2023.
◦Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024, 2023 and 2022.
◦Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2021 to September 30, 2024.
◦Notes to Consolidated Financial Statements.

2)Financial Statement Schedules.
Schedule II - Valuation and Qualifying Accounts is included within Item 15. Financial Statements and Supplementary Data of the Original Form 10-K.

3)Exhibits.

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

10.42***
Employment Offer Letter, dated November 7, 2024 by and between Francesca Weissman and Edgewell Personal Care Company (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

10.43***
Employment Offer Letter, dated October 31, 2024 by and between Daniel Sullivan and Edgewell Personal Care Company (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

10.44*/***	Edgewell Personal Care Company 2nd Amended and Restated 2018 Stock Incentive Plan

19.1*	Edgewell Personal Care Company Insider Trading Policy.

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

31.3*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

97.1*	Edgewell Personal Care Company Compensation Recovery Policy.

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

104*	Cover Page Interactive Data File (cover page XBRL tags are embedded within the Inline XBRL document).

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

Date: November 21, 2024