Form 10-Q
period 2024-12-31
EDGEWELL PERSONAL CARE Co
filed 2025-02-10
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Common shares, $0.01 par value - 48,228,669 shares as of January 31, 2025.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2024	2023
Net sales	$478.4	$488.9
Cost of products sold	286.8	291.2
Gross profit	191.6	197.7

Selling, general and administrative expense	102.9	103.3
Advertising and sales promotion expense	50.3	48.2
Research and development expense	13.9	13.3
Restructuring charges	4.2	6.8
Operating income	20.3	26.1
Interest expense associated with debt	18.8	19.8
Other expense, net	3.2	0.3
(Loss) earnings before income taxes	(1.7)	6.0
Income tax provision	0.4	1.2
Net (loss) earnings	$(2.1)	$4.8

(Loss) Earnings per share:
Basic net (loss) earnings per share	$(0.04)	$0.10
Diluted net (loss) earnings per share	$(0.04)	$0.09

Weighted-average shares outstanding:
Basic	48.7	50.1
Diluted	48.7	50.5

Statements of Comprehensive (Loss) Income:
Net (loss) earnings	$(2.1)	$4.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(48.3)	27.0
Pension and postretirement activity, net of tax (benefit) of $0.4 and $(0.6)	0.4	(0.1)
Deferred loss on hedging activity, net of tax (benefit) of $2.3 and $(1.6)	5.0	(3.4)
Total other comprehensive (loss) income, net of tax	(42.9)	23.5
Total comprehensive (loss) income	$(45.0)	$28.3

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2024	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$175.5	$209.1
Trade receivables, less allowance for doubtful accounts of $4.4 and $4.6	120.5	109.4
Inventories	501.6	477.3
Other current assets	147.6	140.2
Total current assets	945.2	936.0
Property, plant and equipment, net	342.7	349.1
Goodwill	1,328.7	1,338.6
Other intangible assets, net	934.3	948.5
Other assets	151.5	158.7
Total assets	$3,702.4	$3,730.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$27.2	$24.5
Accounts payable	203.8	219.3
Other current liabilities	228.0	319.8
Total current liabilities	459.0	563.6
Long-term debt	1,440.6	1,275.0
Deferred income tax liabilities	132.6	133.2
Other liabilities	169.2	175.0
Total liabilities	2,201.4	2,146.8
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 48,415,888 and 48,920,813 outstanding	0.7	0.7
Additional paid-in capital	1,561.8	1,586.0
Retained earnings	1,080.9	1,090.1
Common shares in treasury at cost, 16,836,101 and 16,331,176	(944.7)	(937.9)
Accumulated other comprehensive loss	(197.7)	(154.8)
Total shareholders’ equity	1,501.0	1,584.1
Total liabilities and shareholders’ equity	$3,702.4	$3,730.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2024	2023
Cash Flow from Operating Activities
Net (loss) earnings	$(2.1)	$4.8
Depreciation and amortization	21.7	22.5
Share-based compensation expense	6.1	7.0
Loss on sale of assets	1.4	0.1
Deferred compensation payments	(0.2)	(0.4)
Deferred income taxes	0.2	(0.2)
Other, net	2.3	(0.6)
Changes in operating assets and liabilities	(145.0)	(106.1)
Net cash used for operating activities	(115.6)	(72.9)

Cash Flow from Investing Activities
Capital expenditures	(16.8)	(6.5)
Collection of deferred purchase price on accounts receivable sold	1.1	—
Other, net	—	0.5
Net cash used for investing activities	(15.7)	(6.0)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	369.0	216.0
Cash payments on debt with original maturities greater than 90 days	(204.0)	(125.0)
Proceeds from debt with original maturities of 90 days or less	3.7	4.1
Repurchase of shares	(30.3)	(15.0)
Dividends to common shareholders	(7.9)	(7.6)
Net financing (outflow) inflow from the Accounts Receivable Facility	(13.3)	4.8
Employee shares withheld for taxes	(7.3)	(7.0)
Other, net	—	(0.5)
Net cash provided by financing activities	109.9	69.8

Effect of exchange rate changes on cash	(12.2)	6.9

Net decrease in cash and cash equivalents	(33.6)	(2.2)
Cash and cash equivalents, beginning of period	209.1	216.4
Cash and cash equivalents, end of period	$175.5	$214.2

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net loss	—	—	—	—	—	(2.1)	—	(2.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(48.3)	(48.3)
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred loss on hedging activity	—	—	—	—	—	—	5.0	5.0
Dividends declared to common shareholders	—	—	—	—	—	(7.1)	—	(7.1)
Repurchase of shares including excise tax	—	—	(0.8)	(30.1)	—	—	—	(30.1)
Activity under share plans	—	—	0.3	23.3	(24.2)	—	—	(0.9)
Balance as of December 31, 2024	65.2	$0.7	(16.8)	$(944.7)	$1,561.8	$1,080.9	$(197.7)	$1,501.0

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	4.8	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	(0.1)	(0.1)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.5)	—	—	—	(15.5)
Activity under share plans	—	—	0.2	25.0	(24.9)	—	—	0.1
Balance as of December 31, 2023	65.2	$0.7	(15.2)	$(896.6)	$1,568.9	$1,019.3	$(146.5)	$1,545.8

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, “Edgewell” or the “Company”) is one of the world’s largest manufacturers and marketers of personal care products in the wet shave, sun and skin care, and feminine care categories. With operations in approximately 20 countries, the Company’s products are widely available in more than 50 countries.
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 14, 2024, as amended on November 21, 2024.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Condensed Consolidated Financial Statements.
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
The Company has agreements with its suppliers in the ordinary course of business for such supplier finance programs which facilitate each participating supplier’s ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. As of December 31, 2024 and September 30, 2024, $17.3 and $16.9, respectively, were valid obligations under the various programs. The obligations are presented as Accounts payable on the Condensed Consolidated Balance Sheets.

Note 2 - Restructuring Charges
Operating Model Redesign
In fiscal 2025, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and repositioning related charges of approximately $11 in fiscal 2025. The Company has incurred restructuring and repositioning related charges as follows:

	Three Months Ended December 31,
	2024	2023
Severance and related costs	$0.5	$3.9
Asset write-off and accelerated depreciation	1.0	0.1
Consulting, project implementation and management, and other exit costs	0.9	2.8
Total restructuring and repositioning charges	$2.4	$6.8

Consolidation of Mexico Facilities

In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is anticipating incurring restructuring and repositioning charges of $18 in fiscal 2025 and is expected to be completed by the second quarter of fiscal 2026.

	Three Months Ended December 31,
	2024	2023
Severance and related benefit costs (1)	$(0.3)	$—
Consulting, project implementation and management, and other exit costs	2.1	—
Total restructuring and repositioning charges (2)	$1.8	$—

(1) Due to natural workforce attrition, the Company has recorded an adjustment to the severance accrual that was recorded as of September 30, 2024.

(2) The Company does not include restructuring costs in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
Restructuring Reserves

	Operating Model Redesign	Consolidation of Mexico Facilities	Total
Severance and related benefit costs
Balance at September 30, 2024	$5.1	$15.6	$20.7
Charge to income	0.5	(0.3)	0.2
Cash payments	(1.4)	—	(1.4)
Non-cash utilization	(1.3)	(0.6)	(1.9)
Balance at December 31, 2024	2.9	14.7	17.6

Asset write-off and accelerated depreciation
Balance at September 30, 2024	—	—	—
Charge to income	1.0	—	1.0
Non-cash utilization	(1.0)	—	(1.0)
Balance at December 31, 2024	—	—	—

Consulting, project implementation and management, and other exit costs
Balance at September 30, 2024	0.7	—	0.7
Charge to income	0.9	2.1	3.0
Cash payments	(0.9)	(1.4)	(2.3)
Non-cash utilization	(0.7)	(0.7)	(1.4)
Balance at December 31, 2024	—	—	—

Total restructuring activities and related accrual	$2.9	$14.7	$17.6

Note 3 - Income Taxes
The source of income taxes are below:

	Three Months Ended December 31,
	2024	2023
(Loss) earnings before income taxes	$(1.7)	$6.0
Income tax provision	0.4	1.2

Effective tax rate	(21.7)%	20.1%
For the three months ended December 31, 2024, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
For the three months ended December 31, 2023, the difference between the federal statutory rate and the effective rate was primarily due to a favorable mix of earnings in lower tax rate jurisdictions.

Note 4 - (Loss) Earnings per Share
Basic (loss) earnings per share is based on the weighted-average number of common shares outstanding during the period. Diluted net (loss) earnings per share is based on the number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of share options, restricted share equivalent (“RSE”) and performance restricted share equivalent (“PRSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net (loss) earnings per share calculation:

	Three Months Ended December 31,
	2024	2023
Basic weighted-average shares outstanding	48.7	50.1
Effect of dilutive securities:
Options, RSE and PRSE awards	—	0.4
Total dilutive securities	—	0.4
Diluted weighted-average shares outstanding	48.7	50.5
For the three months ended December 31, 2024, the calculation of diluted weighted-average shares outstanding excludes 0.5 of options, RSE and PRSE awards that would have otherwise been dilutive, because the Company reported a net loss.
The following weighted-average common shares were excluded from the calculation of diluted net (loss) earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended December 31,
	2024	2023
Options, RSE and PRSE awards	1.4	1.9

Note 5 - Inventories

	December 31, 2024	September 30, 2024
Inventories
Raw materials and supplies	$83.3	$82.6
Work in process	93.4	91.8
Finished products	324.9	302.9
Total inventories	$501.6	$477.3

Note 6 - Property, Plant and Equipment (“PP&E”)

	December 31, 2024	September 30, 2024
Property, Plant and Equipment
Land	$18.3	$18.9
Buildings	145.9	147.9
Machinery and equipment	1,112.0	1,132.7
Capitalized software costs	64.7	62.5
Construction in progress	60.9	62.0
Total gross property, plant and equipment	1,401.8	1,424.0
Accumulated depreciation and amortization	(1,059.1)	(1,074.9)
Total property, plant and equipment, net	$342.7	$349.1
The components of depreciation expense for PP&E, net and amortization expense for capitalized software costs were as follows:

	Three Months Ended December 31,
	2024	2023
Depreciation expense	$12.9	$13.6
Amortization expense associated with capitalized software	1.1	1.1
As of December 31, 2024, the Company had $5.4, included in accounts payable for the acquisition of PP&E, which is considered a non-cash investing activity in the Condensed Consolidated Statements of Cash Flows. There were no such amounts in the three months ended December 31, 2023.

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of September 30, 2024	$1,146.0	$357.4	$206.2	$1,709.6
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of September 30, 2024	$777.0	$355.4	$206.2	$1,338.6

Changes in the three months ended December 31, 2024
Cumulative translation adjustment	$(6.3)	$(1.1)	$(2.5)	$(9.9)

Gross balance as of December 31, 2024	$1,139.7	$356.3	$203.7	$1,699.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of December 31, 2024	$770.7	$354.3	$203.7	$1,328.7
The following table sets forth intangible assets by class:

	December 31, 2024			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$592.2	$—	$592.2	$597.7	$—	$597.7

Amortizable
Trade names and brands	$339.6	$107.7	$231.9	$339.8	$104.0	$235.8
Technology and patents	79.2	76.9	2.3	79.7	77.3	2.4
Customer related and other	269.7	161.8	107.9	272.5	159.9	112.6
Amortizable intangible assets	688.5	346.4	342.1	692.0	341.2	350.8
Total intangible assets	$1,280.7	$346.4	$934.3	$1,289.7	$341.2	$948.5

Amortization expenses were $7.8 and $7.8 for the three months ended December 31, 2024 and 2023, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2025	$23.2
2026	30.6
2027	30.4
2028	30.4
2029	30.3
2030	30.3
Thereafter	166.9

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company determined there were no triggering events requiring an interim impairment analysis during the three months ended December 31, 2024.

Note 8 - Supplemental Balance Sheet Information

	December 31, 2024	September 30, 2024
Other Current Assets
Prepaid expenses	$79.8	$76.4
Value added tax receivables	34.1	40.0
Income taxes receivable	18.5	14.7
Other	15.2	9.1
Total other current assets	$147.6	$140.2
Other Current Liabilities
Accrued advertising and sales promotion	$23.3	$26.3
Accrued trade allowances	23.8	28.7
Accrued salaries, vacations and incentive compensation	32.1	78.6
Income taxes payable	9.2	13.6
Returns reserve	24.7	50.3
Accrued interest	9.5	24.7
Other	105.4	97.6
Total other current liabilities	$228.0	$319.8
Other Liabilities
Pensions and other retirement benefits	$43.6	$45.6
Other	125.6	129.4
Total other liabilities	$169.2	$175.0

Note 9 - Accounts Receivable Facilities
The Company participates in accounts receivable facility programs both in the United States and Japan. These receivable agreements are between the Company and MUFG Bank, LTD (“MUFG”), and the subsidiaries of both parties. Transfers under the accounts receivable repurchase agreements are accounted for as sales of accounts receivables, resulting in the receivables being derecognized from the Condensed Consolidated Balance Sheets. MUFG, as the purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under accounts receivable repurchase agreements is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company has considered its performance obligation to collect and service the receivables sold in the United States and Japan and has determined that the costs associated with such services are not material. The Company has deemed the compensation received acceptable servicing compensation and as such, the Company does not recognize a servicing asset or liability.
Accounts receivables sold were $223.9 and $216.1 for the three months ended December 31, 2024 and 2023, respectively. The trade receivables sold that remained outstanding as of December 31, 2024 and September 30, 2024 were $81.5 and $88.6, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The subsequent cash collections and remittances of cash to the MUFG for receivables serviced by the Company are considered financing cash flow activity and are presented net for the period. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The loss on sale of trade receivables was $1.1 and $1.2 for the three months ended December 31, 2024 and 2023, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	December 31, 2024	September 30, 2024
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. Revolving Credit Facility	199.0	34.0
Total	1,449.0	1,284.0
Less unamortized debt issuance costs and discount (1)	8.4	9.0
Total long-term debt	$1,440.6	$1,275.0
(1)As of December 31, 2024, debt issuance costs were $5.0 and $3.4 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively. As of September 30, 2024, debt issuance costs were $5.4 and $3.6 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively.
As of December 31, 2024 and September 30, 2024, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $27.2 and $24.5, respectively, with weighted-average interest rates of 3.8% as of both December 31, 2024 and September 30, 2024. These notes were primarily outstanding international borrowings.

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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended December 31,
	2024	2023
Service cost	$0.6	$0.5
Interest cost	4.5	5.3
Expected return on plan assets	(5.4)	(4.9)
Recognized net actuarial loss	0.6	0.4
Net periodic cost	$0.3	$1.3
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income. The remaining net periodic cost is recorded to Other expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income.

Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 0.8 shares of its common stock for $30.3 during the three months ended December 31, 2024. As of December 31, 2024, there are 2.2 shares of common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
Dividend activity in the three months ended December 31, 2024 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
On February 6, 2025, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter of 2025. The dividend will be payable on April 9, 2025 to shareholders of record as the close of business on March 5, 2025.
Dividends declared during the three months ended December 31, 2024 totaled $7.1. Payments made for dividends during the three months ended December 31, 2024 totaled $7.9.
Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in Accumulated Other Comprehensive (Loss) Income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
Other comprehensive income (loss), net of tax	(48.3)	(0.1)	5.4	(43.0)
Reclassifications to earnings	—	0.5	(0.4)	0.1
Balance as of December 31, 2024	$(116.6)	$(84.4)	$3.3	$(197.7)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
Other comprehensive income (loss), net of tax	27.0	(0.4)	(2.3)	24.3
Reclassifications to earnings	—	0.3	(1.1)	(0.8)
Balance as of December 31, 2023	$(59.9)	$(86.1)	$(0.5)	$(146.5)

The following table presents the reclassifications out of AOCI:

	Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2024	2023
Gain on cash flow hedges
Foreign exchange contracts	$0.5	$1.6	Other expense, net
Income tax expense	0.1	0.5	Income tax provision
	0.4	1.1
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.6)	$(0.4)
Income tax (benefit)	(0.1)	(0.1)	Income tax provision
	(0.5)	(0.3)

Total reclassifications for the period	$(0.1)	$0.8
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management

In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with certain of its counterparties as set forth in detail below that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of December 31, 2024 and September 30, 2024, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each month. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.
Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At December 31, 2024, the Company had $199.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Revolving Credit Facility in the U.S.
Cash Flow Hedges
As of December 31, 2024, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.

The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $4.8 and pre-tax losses of $2.4 as of December 31, 2024 and September 30, 2024, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2024 levels over the next 12 months, the majority of the pre-tax gain included in AOCI in the Condensed Consolidated Balance Sheets as of December 31, 2024 is expected to be included in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. Contract maturities for these hedges extend into fiscal 2026. As of December 31, 2024, there were 64 open foreign currency contracts with a total notional value of $99.7.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three months ended December 31, 2024, resulted in a gain of $0.9 compared to a loss of $1.1 for the three months ended December 31, 2023, and was recorded in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. As of December 31, 2024, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	December 31, 2024	September 30, 2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$4.8	$(2.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$—	$0.1
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2024	2023
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in OCI (1)	$7.7	$1.1
Gain reclassified from AOCI into income (1) (2)	0.5	1.6
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$0.9	$1.1
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain was recorded in Other expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of December 31, 2024		As of September 30, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$4.8	$—	$0.1	$(2.7)
Gross amounts offset in the balance sheet	—	—	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$4.8	$—	$0.1	$(2.4)
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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2024	September 30, 2024
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(21.5)	$(21.1)
Derivatives - foreign currency contracts asset	4.8	(2.3)
Net assets (liabilities) at estimated fair value	$(16.7)	$(23.4)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of December 31, 2024 and September 30, 2024, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of December 31, 2024 and September 30, 2024, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities.
As of December 31, 2024 and September 30, 2024, the fair market value of fixed rate long-term debt was $1,162.4 and $1,180.0, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements which has been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, the carrying amounts on the Condensed Consolidated Balance Sheets approximate fair value. Additionally, the carrying amounts of the Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.

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

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2024	2023
Net Sales
Wet Shave	$294.5	$301.7
Sun and Skin Care	120.6	115.4
Feminine Care	63.3	71.8
Total net sales	$478.4	$488.9

Segment Profit
Wet Shave	$46.6	$53.7
Sun and Skin Care	(3.4)	(1.3)
Feminine Care	3.2	7.3
Total segment profit	46.4	59.7
General corporate and other expenses	(11.6)	(16.2)
Amortization of intangibles	(7.8)	(7.8)
Interest and other expense, net	(21.1)	(20.1)
Restructuring and repositioning expenses (1)	(4.2)	(6.8)
Acquisition and integration costs (2)	(0.5)	(0.7)
Sun Care reformulation costs (3)	(1.0)	(0.5)
Wet Ones manufacturing plant fire (4)	—	(1.5)
Gain on investment (5)	0.9	—
Other project and related costs (6)	(2.8)	(0.1)
Total (loss) earnings before income taxes	$(1.7)	$6.0
(1)The Company recorded $4.2 and $6.8 for the three months ended December 31, 2024 and 2023, respectively, related to actions to strengthen its operating model and improve manufacturing and supply chain efficiency and productivity. There were no amounts included in pre-tax SG&A or pre-tax Cost of products sold for both the three months ended December 31, 2024 and 2023. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
(2)Includes pre-tax SG&A of $0.5 and $0.7 for the three months ended December 31, 2024 and 2023, respectively, for the acquisition of Billie, Inc. on November 29, 2021.
(3)Includes pre-tax research and development costs of $1.0 and $0.5 for the ended December 31, 2024 and 2023, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(4)On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. During the three months ended December 31, 2023, the Company incurred $1.5 in costs related to incremental material charges, labor and absorption as a result of the fire.
(5)Includes pre-tax gain of $0.9 for the three months ended December 31, 2024 on the fair value measurement of an equity method investment.
(6)Includes pre-tax SG&A of $2.8 and $0.1 for the three months ended December 31, 2024 and 2023, respectively, related to certain corporate project and other related costs.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2024	2023
Net Sales to Customers
United States	$244.6	$254.2
International	233.8	234.7
Total net sales	$478.4	$488.9

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2024	2023
Razors and blades	$267.4	$270.5
Tampons, pads, and liners	63.3	71.8
Sun care products	47.4	51.0
Grooming products	53.0	46.8
Wipes and other skin care	20.2	17.6
Shaving gels and creams	27.1	31.2
Total net sales	$478.4	$488.9

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 14, 2024, as amended on November 21, 2024 (the “2024 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2024 Annual Report.
Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses (the “Company”). Forward-looking statements may appear throughout this report, including, without limitation, the following sections: Management’s Discussion and Analysis, Risk Factors, and the Notes to the Condensed Consolidated Financial Statements. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of the Company or any of our businesses. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements.
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2024 Annual Report.
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
Industry and Market Data
Unless we indicate otherwise, we base the information contained or incorporated by reference herein, concerning our industry on our general knowledge and expectations. Our market position, market share, and industry market size are estimates based on internal and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that industry, market size, market position and market share data within our industry provides general guidance but is inherently imprecise and has not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A. Risk Factors in Part I of our 2024 Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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

Executive Summary
The following is a summary of key results for the first quarter of fiscal 2025, as compared to the corresponding period in fiscal 2024. In addition to net sales, net (loss) earnings and (loss) earnings per share (“EPS”) for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net (loss) earnings and EPS are provided as a reconciliation of net (loss) earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.

First Quarter of Fiscal 2025
•Net sales in the first quarter of fiscal 2025 decreased $10.5, or 2.1%, to $478.4, as compared to the prior year quarter. Organic net sales decreased $6.5, or 1.3%. Growth in international markets was 2.0%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 3.9%, due to declines in Wet Shave and Feminine Care. Globally, by segment, growth in Sun and Skin Care, led by double-digit increases in Wet One’s and Grooming, was offset by declines in Feminine Care and Wet Shave. In aggregate, organic net sales decreased as a result of slightly lower volumes and lower price, due to increased promotional levels.
•Net (loss) earnings in the first quarter of fiscal 2025 were $(2.1) compared to $4.8 in the prior year quarter. On an adjusted basis, net earnings for the first quarter of fiscal 2025 were $3.3 compared to $12.0 in the prior year quarter. Adjusted net earnings decreased primarily due to lower net sales and a slight decline in gross margin.
•Diluted net (loss) earnings per share during the first quarter of fiscal 2025 were $(0.04) compared to $0.09 in the prior year quarter. On an adjusted basis, diluted net earnings per share during the first quarter of fiscal 2025 were $0.07 compared to $0.24 in the prior year quarter.

	Three Months Ended December 31, 2024
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net (Loss) Earnings	Diluted EPS
GAAP — Reported	$191.6	$102.9	$20.3	$(1.7)	$0.4	$(2.1)	$(0.04)
Restructuring and repositioning expenses	—	—	4.2	4.2	1.0	3.2	0.07
Acquisition and integration costs	—	0.5	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	1.0	1.0	0.3	0.7	0.01
Gain on investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Other project and related costs	—	1.0	1.0	2.8	0.8	2.0	0.04
Total Adjusted Non-GAAP	$191.6	$101.4	$27.0	$5.9	$2.6	$3.3	$0.07

GAAP as a percent of net sales	40.1%	21.5%	4.2%	GAAP effective tax rate		(21.7)%
Adjusted as a percent of net sales	40.1%	21.2%	5.6%	Adjusted effective tax rate		43.6%

	Three Months Ended December 31, 2023
	Gross Profit	SG&A	Operating Income	EBIT(1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$197.7	$103.3	$26.1	$6.0	$1.2	$4.8	$0.09
Restructuring and repositioning expenses	—	—	6.8	6.8	1.7	5.1	0.11
Acquisition and integration costs	—	0.7	0.7	0.7	0.2	0.5	0.01
Sun Care reformulation costs	—	—	0.5	0.5	0.1	0.4	0.01
Wet Ones manufacturing plant fire	1.5	—	1.5	1.5	0.4	1.1	0.02
Other project and related costs	—	0.1	0.1	0.1	—	0.1	—
Total Adjusted Non-GAAP	$199.2	$102.5	$35.7	$15.6	$3.6	$12.0	$0.24

GAAP as a percent of net sales	40.4%	21.1%	5.3%	GAAP effective tax rate		20.1%
Adjusted as a percent of net sales	40.7%	21.0%	7.3%	Adjusted effective tax rate		22.8%
(1)EBIT is defined as (Loss) earnings before Income taxes.

Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2025, as compared to the corresponding periods in fiscal 2024, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended December 31, 2024
	Q1	% Chg
Net sales - fiscal 2024	$488.9
Organic	(6.5)	(1.3)%
Impact of currency	(4.0)	(0.8)%
Net sales - fiscal 2025	$478.4	(2.1)%
For the first quarter of fiscal 2025, net sales were $478.4, a decrease of $10.5, or 2.1%, including a $4.0, or 0.8%, unfavorable impact from currency movements. Organic net sales decreased $6.5, or 1.3%. Growth in international markets was 2.0%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 3.9%, due to declines in Wet Shave and Feminine Care. Globally, by segment, growth in Sun and Skin Care, led by double-digit increases in Wet One’s and Grooming, was offset by declines in Feminine Care and Wet Shave. In aggregate, organic net sales decreased as a result of slightly lower volumes and lower price, due to increased promotional levels.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $191.6 during the first quarter of fiscal 2025, compared to $197.7 in the prior year quarter, a decrease of $6.1, or 3.1%. Gross margin as a percent of net sales for the first quarter of fiscal 2025 decreased 30-basis points, to 40.1%, inclusive of approximately 140-basis points of negative foreign currency. Adjusted gross margin as a percent of net sales decreased 60-basis points, to 40.1% in the quarter, as productivity savings of approximately 340-basis points were more than offset by increased promotional levels (net of pricing) of approximately 40-basis points, core inflation and lower volume absorption of approximately 200-basis points and unfavorable mix and other of approximately 20-basis points.

Selling, General and Administrative Expense
SG&A was $102.9, or 21.5%, of net sales in the first quarter of fiscal 2025 compared to $103.3, or 21.1%, of net sales in the prior year quarter. Adjusted SG&A was 21.2% of net sales, an increase of 20-basis points, primarily driven by higher people and consulting expenses and the impact of lower net sales, partially offset by lower incentive compensation expense, lower bad debt expense and favorable currency impacts.

Advertising and Sales Promotion Expense
Advertising and sales promotion expense (“A&P”) for the first quarter of fiscal 2025 was $50.3, an increase of $2.1, or 4.4%, compared to $48.2 in the prior year quarter. A&P was 10.5% of net sales, compared to 9.9% in the prior year quarter.

Research and Development Expense
Research and development (“R&D”) expense for the first quarter of fiscal 2025 was $13.9, an increase of $0.6, or 4.5%, compared to $13.3 in the prior year quarter. As a percentage of net sales, R&D expense was 2.9% in the first quarter of fiscal 2025, compared to 2.7% in the prior year quarter.

Restructuring Charges
In fiscal 2025, the Company is taking specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency through restructuring and repositioning actions, including certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, we expect to incur pre-tax charges of approximately $29 in fiscal 2025. We incurred $4.2 and $6.8 during the first quarter of fiscal 2025 and 2024, respectively.

Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2025 was $18.8, a decrease of $1.0, or 5.1%, compared to $19.8 in the prior year quarter. The decrease in interest expense was the result of a lower overall debt balance on the Company’s Revolving Credit Facility.

Other expense, net
Other expense, net, was $3.2 in the first quarter of fiscal 2025, including a gain on investment of $0.9, compared to $0.3 in the prior year quarter. The first quarter of 2025. Currency hedge and remeasurements losses were $2.0 million, compared to gains of $1.3 million in the prior year quarter.

Income Tax Provision
The effective tax rate for the first quarter of fiscal 2025, was (21.7)%, compared to 20.1% in the prior year period. The fiscal 2025 effective tax rate reflects the impact of net unfavorable discrete items on a pretax (loss) and the unfavorable mix of earnings in higher tax rate jurisdictions. On an adjusted basis, the effective tax rate was 43.6% for the first quarter ended December 31, 2024, and 22.8% in the prior year quarter.

Segment Results
The following tables present changes in segment net sales and segment profit for the first quarter of fiscal 2025, compared to the corresponding period in fiscal 2024, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to (Loss) earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended December 31, 2024
	Q1	% Chg
Net sales - fiscal 2024	$301.7
Organic	(4.0)	(1.3)%
Impact of currency	(3.2)	(1.1)%
Net sales - fiscal 2025	$294.5	(2.4)%
Wet Shave net sales for the first quarter of fiscal 2025 were $294.5, a decrease of $7.2, or 2.4%, as compared to the prior year quarter, including a $3.2, or 1.1%, unfavorable impact from currency. Organic net sales decreased $4.0, or 1.3%, as 2.9% growth in international markets, driven by both higher volumes and price, was more than offset by volume declines in Shave Preps and Women’s Systems in North America. Organic net sales declined 6.6% in North America.

Segment Profit -Wet Shave
Period Ended December 31, 2024
	Q1	% Chg
Segment profit - fiscal 2024	$53.7
Organic	(0.2)	(0.4)%
Impact of currency	(6.9)	(12.8)%
Segment profit - fiscal 2025	$46.6	(13.2)%
Wet Shave segment profit for the first quarter of fiscal 2025 was $46.6, a decrease of $7.1, or 13.2%, and inclusive of a $6.9, or 12.8%, unfavorable impact from currency. Organic segment profit decreased $0.2, or 0.4%, as higher gross margins were primarily offset by higher marketing and SG&A expenses.

Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended December 31, 2024
	Q1	% Chg
Net sales - fiscal 2024	$115.4
Organic	5.9	5.1%
Impact of currency	(0.7)	(0.6)%
Net sales - fiscal 2025	$120.6	4.5%

Sun and Skin Care net sales for the first quarter of fiscal 2025 increased $5.2, or 4.5%. Organic net sales increased $5.9, or 5.1%, driven by strong performance in Grooming, led by Cremo and Billie, as well as Wet One’s, partly offset by declines in North America Sun Care.

Segment Profit - Sun and Skin Care
Period Ended December 31, 2024
	Q1	% Chg
Segment loss - fiscal 2024	$(1.3)
Organic	(1.4)	107.7%
Impact of currency	(0.7)	53.8%
Segment loss - fiscal 2025	$(3.4)	161.5%

Sun and Skin Care segment loss for the first quarter of fiscal 2025 was $3.4, a decrease of $2.1, or 161.5%, with minimal currency impact, driven by lower gross margin and higher SG&A expenses.

Feminine Care

Net Sales - Feminine Care
Period Ended December 31, 2024
	Q1	% Chg
Net sales - fiscal 2024	$71.8
Organic	(8.4)	(11.7)%
Impact of currency	(0.1)	(0.1)%
Net sales - fiscal 2025	$63.3	(11.8)%
Feminine Care net sales for the first quarter of fiscal 2025 were $63.3, a decrease of $8.5, or 11.8%. Organic net sales decreased $8.4, or 11.7%, largely driven by a decline in Pads and to a lesser extent, Tampons, partly offset by growth in Liners.

Segment Profit - Feminine Care
Period Ended December 31, 2024
	Q1	% Chg
Segment profit - fiscal 2024	$7.3
Organic	(3.9)	(53.4)%
Impact of currency	(0.2)	(2.7)%
Segment profit - fiscal 2025	$3.2	(56.1)%
Feminine Care segment profit for the first quarter of fiscal 2025 was $3.2, a decrease of $4.1, or 56.1%. Organic segment profit decreased $3.9, or 53.4%, primarily driven by lower sales and gross profit and was partially offset by lower SG&A expenses.

General Corporate and Other Expenses

	Three months ended December 31,
	2024	2023
General corporate and other expenses	$(11.6)	$(16.2)
Amortization of intangibles	(7.8)	(7.8)
Interest and other expense, net	(21.1)	(20.1)
Restructuring and repositioning expenses	(4.2)	(6.8)
Acquisition and integration costs	(0.5)	(0.7)
Sun Care reformulation costs	(1.0)	(0.5)
Wet Ones manufacturing plant fire	—	(1.5)
Gain on investment	0.9	—
Other project and related costs	(2.8)	(0.1)
General corporate and other expenses	$(48.1)	$(53.7)
% of net sales	(10.1)%	(11.0)%
For the first quarter of fiscal 2025 and 2024, corporate expenses were $11.6, or 2.4%, of net sales, compared to $16.2, or 3.3% in the prior year quarter.
For the first quarter of fiscal 2025, corporate expenses decreased related to lower incentive compensation, partially offset by higher bad debt expense, consulting costs and higher people costs.
During the first quarter of fiscal 2025, we recorded a gain of $0.9 for an equity method investment.
Through the three months ended December 31, 2023, the Company incurred $1.5 in costs related to incremental material charges, labor and absorption as a result of the fire that occurred at our Wet Ones manufacturing plant in Sidney, Ohio on December 1, 2023.

Liquidity and Capital Resources
As of December 31, 2024, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of December 31, 2024 and September 30, 2024 were as follows:

	Interest Type	Currency	December 31, 2024	September 30, 2024
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under Revolving Credit Facility	variable	USD	199.0	34.0
Short-term notes payable	variable	various	27.2	24.5
Total borrowings			$1,476.2	$1,308.5
Our Revolver utilization is summarized below.

	December 31, 2024	September 30, 2024
Total revolver capacity	$425.0	$425.0
Less: Revolver borrowings	199.0	34.0
Less: Outstanding letters of credit	5.3	5.3
Revolver balance available	$220.7	$385.7

Historically, we have generated, and expect to continue to generate, favorable cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care businesses, typically resulting in higher net sales and increased cash generated in the second and third quarters of each fiscal year. We believe our cash on hand, cash flows from operations and borrowing capacity under the U.S. Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
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
As of December 31, 2024, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three Months Ended December 31,
	2024	2023
Net cash provided by (used for) from:
Operating activities	$(115.6)	$(72.9)
Investing activities	(15.7)	(6.0)
Financing activities	109.9	69.8
Effect of exchange rate changes on cash	(12.2)	6.9
Net decrease in cash and cash equivalents	$(33.6)	$(2.2)
Operating Activities
Cash flow used for operating activities was $115.6 during the first three months of fiscal 2025, compared to $72.9 during the prior year period. The increase in cash used for operating activities was largely driven by changes in net working capital and lower earnings.
Investing Activities
Net cash used for investing activities was $15.7 during the first three months of fiscal 2025, compared to $6.0 during the prior year period. The increase in cash used was primarily due to an increase in capital expenditures which were $16.8 during the first three months of fiscal 2025, compared to $6.5 in the prior year period.
Financing Activities
Net cash provided by financing activities was $109.9 during the first three months of fiscal 2025, compared to $69.8 in the prior year period. During the first three months of fiscal 2025, we had net borrowings of $165.0 under the Revolving Credit Facility, compared to $91.0 in the prior year period. Dividend payments totaled $7.9 in the first three months of fiscal 2025, compared to $7.6 in the prior year period. We had share repurchases of $30.3 in the first three months of fiscal 2025, compared to $15.0 in the prior year period.
Share Repurchases
During the first three months of fiscal 2025, we repurchased 0.8 shares of our common stock for $30.3. We have 2.2 shares remaining under the 2018 Share Repurchase Plan as of December 31, 2024. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. For more information, see Note 12 of the Notes To Condensed Consolidated Financial Statements.

Dividends
Dividend activity for the three months ended December 31, 2024 was as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
On February 6, 2025, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter of 2025. The dividend will be payable on April 9, 2025 to shareholders of record as the close of business on March 5, 2025.
Dividends declared during the three months ended December 31, 2024 totaled $7.1. Payments made for dividends during the three months ended December 31, 2024 totaled $7.9.

Commitments and Contingencies
Contractual Obligations
As of December 31, 2024, we had outstanding borrowings of $199.0 under the Revolving Credit Facility. As of December 31, 2024, future minimum repayments of debt were: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.

There have been no other material changes in our contractual obligations since the presentation in our 2024 Annual Report.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Estimates
Our critical accounting estimates are fully described in our 2024 Annual Report. The preparation of these financial statements requires us to make estimates and assumptions. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. There have been no significant changes to our critical accounting estimates since September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to our Condensed Consolidated Financial Statements. As of December 31, 2024, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of December 31, 2024, our outstanding variable-rate debt included $226.1 related to the Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $2.3.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2024	201,223	$34.99	201,223	2,838,870
November 1 to 30, 2024	527,486	$35.57	360,344	2,478,526
December 1 to 31, 2024	313,606	$36.16	277,900	2,200,626
(1)There were 202,848 shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.

For more information, see Note 12 of the Notes To Condensed Consolidated Financial Statements.
Item 5. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Exhibit

10.1+
Employment Offer Letter, dated November 7, 2024 by and between Francesca Weissman and Edgewell Personal Care Company (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on November 14, 2024).

10.2+
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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three months ended December 31, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets at December 31, 2024 and September 30, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104*	Cover Page Interactive Data File (cover page XBRL tags are embedded within the Inline XBRL document).
+ Denotes a management contract or compensatory plan or arrangement.
*Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Francesca Weissman
Francesca Weissman
Chief Financial Officer
(principal financial officer)

Date:	February 10, 2025