Form 10-Q
period 2025-03-31
EDGEWELL PERSONAL CARE Co
filed 2025-05-07
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Common shares, $0.01 par value - 47,029,658 shares as of April 30, 2025.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales	$580.7	$599.4	$1,059.1	$1,088.3
Cost of products sold	324.5	341.3	611.3	632.5
Gross profit	256.2	258.1	447.8	455.8

Selling, general and administrative expense	105.7	107.5	208.6	210.8
Advertising and sales promotion expense	65.5	63.1	115.8	111.3
Research and development expense	13.9	14.2	27.8	27.5
Restructuring charges	12.2	3.2	16.4	10.0
Operating income	58.9	70.1	79.2	96.2
Interest expense associated with debt	20.2	20.4	39.0	40.2
Other (income) expense, net	(2.6)	2.7	0.6	3.0
Earnings before income taxes	41.3	47.0	39.6	53.0
Income tax provision	12.3	11.0	12.7	12.2
Net earnings	$29.0	$36.0	$26.9	$40.8

Earnings per share:
Basic net earnings per share	$0.60	$0.72	$0.56	$0.82
Diluted net earnings per share	$0.60	$0.72	$0.55	$0.81

Weighted-average shares outstanding:
Basic	48.0	49.8	48.3	50.0
Diluted	48.2	50.2	48.4	50.3

Statements of Comprehensive Income:
Net earnings	$29.0	$36.0	$26.9	$40.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	23.0	(16.0)	(25.3)	11.0
Pension and postretirement activity, net of tax (benefit) of $(0.1), (0.2), $0.3 and $(0.8)	0.3	(0.5)	0.7	(0.6)
Deferred loss on hedging activity, net of tax (benefit) of $(1.3), $1.3, $1.0 and $(0.3)	(2.8)	2.7	2.2	(0.7)
Total other comprehensive (loss) income, net of tax	20.5	(13.8)	(22.4)	9.7
Total comprehensive income	$49.5	$22.2	$4.5	$50.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2025	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$170.1	$209.1
Trade receivables, less allowance for doubtful accounts of $4.3 and $4.6	178.2	109.4
Inventories	512.2	477.3
Other current assets	151.9	140.2
Total current assets	1,012.4	936.0
Property, plant and equipment, net	344.6	349.1
Goodwill	1,332.7	1,338.6
Other intangible assets, net	930.0	948.5
Other assets	153.1	158.7
Total assets	$3,772.8	$3,730.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$27.2	$24.5
Accounts payable	215.6	219.3
Other current liabilities	293.5	319.8
Total current liabilities	536.3	563.6
Long-term debt	1,433.1	1,275.0
Deferred income tax liabilities	133.0	133.2
Other liabilities	156.5	175.0
Total liabilities	2,258.9	2,146.8
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 47,311,167 and 48,920,813 outstanding	0.7	0.7
Additional paid-in capital	1,567.3	1,586.0
Retained earnings	1,102.3	1,090.1
Common shares in treasury at cost, 17,940,822 and 16,331,176	(979.2)	(937.9)
Accumulated other comprehensive loss	(177.2)	(154.8)
Total shareholders’ equity	1,513.9	1,584.1
Total liabilities and shareholders’ equity	$3,772.8	$3,730.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2025	2024
Cash Flow from Operating Activities
Net earnings	$26.9	$40.8
Depreciation and amortization	43.5	44.9
Share-based compensation expense	12.4	13.3
Loss on sale of assets	1.5	0.2
Deferred compensation payments	(1.9)	(1.4)
Deferred income taxes	(0.1)	(0.6)
Other, net	(8.0)	(5.0)
Changes in operating assets and liabilities	(144.8)	(36.1)
Net cash (used for) provided by operating activities	(70.5)	56.1

Cash Flow from Investing Activities
Capital expenditures	(33.9)	(18.0)
Collection of deferred purchase price on accounts receivable sold	2.3	0.1
Other, net	(1.4)	(1.8)
Net cash used for investing activities	(33.0)	(19.7)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	605.0	385.0
Cash payments on debt with original maturities greater than 90 days	(448.0)	(396.0)
Proceeds from debt with original maturities of 90 days or less	3.5	3.9
Repurchase of shares	(65.7)	(30.3)
Dividends to common shareholders	(15.2)	(15.8)
Net financing inflow from the Accounts Receivable Facility	0.3	1.4
Employee shares withheld for taxes	(7.4)	(7.0)
Other, net	—	(0.6)
Net cash provided by (used for) financing activities	72.5	(59.4)

Effect of exchange rate changes on cash	(8.0)	2.8

Net decrease in cash and cash equivalents	(39.0)	(20.2)
Cash and cash equivalents, beginning of period	209.1	216.4
Cash and cash equivalents, end of period	$170.1	$196.2

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net loss	—	—	—	—	—	(2.1)	—	(2.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(48.3)	(48.3)
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred loss on hedging activity	—	—	—	—	—	—	5.0	5.0
Dividends declared to common shareholders	—	—	—	—	—	(7.1)	—	(7.1)
Repurchase of shares including excise tax	—	—	(0.8)	(30.1)	—	—	—	(30.1)
Activity under share plans	—	—	0.3	23.3	(24.2)	—	—	(0.9)
Balance as of December 31, 2024	65.2	$0.7	(16.8)	$(944.7)	$1,561.8	$1,080.9	$(197.7)	$1,501.0
Net earnings	—	—	—	—	—	29.0	—	29.0
Foreign currency translation adjustments	—	—	—	—	—	—	23.0	23.0
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred gain on hedging activity	—	—	—	—	—	—	(2.8)	(2.8)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(1.1)	(35.2)	—	—	—	(35.2)
Activity under share plans	—	—	—	0.7	5.5	—	—	6.2
Balance as of March 31, 2025	65.2	$0.7	(17.9)	$(979.2)	$1,567.3	$1,102.3	$(177.2)	$1,513.9

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	4.8	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	(0.1)	(0.1)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.5)	—	—	—	(15.5)
Activity under share plans	—	—	0.2	25.0	(24.9)	—	—	0.1
Balance as of December 31, 2023	65.2	$0.7	(15.2)	$(896.6)	$1,568.9	$1,019.3	$(146.5)	$1,545.8
Net earnings	—	—	—	—	—	36.0	—	36.0
Foreign currency translation adjustments	—	—	—	—	—	—	(16.0)	(16.0)
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred gain on hedging activity	—	—	—	—	—	—	2.7	2.7
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.4)	—	—	—	(15.4)
Activity under share plans	—	—	—	0.9	5.4	—	—	6.3
Balance as of March 31, 2024	65.2	$0.7	(15.6)	$(911.1)	$1,574.3	$1,047.7	$(160.3)	$1,551.3

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
The Company has agreements with its suppliers in the ordinary course of business for such supplier finance programs which facilitate each participating supplier’s ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. As of March 31, 2025 and September 30, 2024, $17.5 and $16.9, respectively, were valid obligations under the various programs. The obligations are presented as Accounts payable on the Condensed Consolidated Balance Sheets.

Note 2 - Restructuring Charges
Operating Model Redesign
In fiscal 2025, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and repositioning related charges of approximately $14 in fiscal 2025. The Company has incurred restructuring and repositioning related charges as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Severance and related costs	$—	$1.1	$0.5	$5.0
Asset write-off and accelerated depreciation	0.1	0.2	1.1	0.3
Consulting, project implementation and management, and other exit costs	3.8	1.9	4.7	4.7
Total restructuring and repositioning charges	$3.9	$3.2	$6.3	$10.0

Consolidation of Mexico Facilities

In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is anticipating incurring restructuring and repositioning charges of $19 in fiscal 2025 and is expected to be completed by the second quarter of fiscal 2026.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Severance and related benefit costs (1)	$(0.2)	$—	(0.5)	—
Asset write-off and accelerated depreciation	0.6	—	0.6	—
Consulting, project implementation and management, and other exit costs	7.9	—	10.0	—
Total restructuring and repositioning charges (2)	$8.3	$—	$10.1	$—

(1) Due to natural workforce attrition, the Company has recorded an adjustment to the severance accrual that was recorded as of September 30, 2024.

(2) The Company does not include restructuring costs in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
Restructuring Reserves

	Operating Model Redesign	Consolidation of Mexico Facilities	Total
Severance and related benefit costs
Balance at September 30, 2024	$5.1	$15.6	$20.7
Charge to income	0.5	(0.5)	—
Cash payments	(2.3)	—	(2.3)
Non-cash utilization	(1.3)	(0.5)	(1.8)
Balance at March 31, 2025	2.0	14.6	16.6

Asset write-off and accelerated depreciation
Balance at September 30, 2024	—	—	—
Charge to income	1.1	0.6	1.7
Non-cash utilization	(1.1)	(0.6)	(1.7)
Balance at March 31, 2025	—	—	—

Consulting, project implementation and management, and other exit costs
Balance at September 30, 2024	0.7	—	0.7
Charge to income	4.7	10.0	14.7
Cash payments	(3.7)	(7.9)	(11.6)
Non-cash utilization	(0.7)	(1.5)	(2.2)
Balance at March 31, 2025	1.0	0.6	1.6

Total restructuring activities and related accrual	$3.0	$15.2	$18.2

Note 3 - Income Taxes
The source of income taxes are below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Earnings before income taxes	$41.3	$47.0	$39.6	$53.0
Income tax provision	12.3	11.0	12.7	12.2

Effective tax rate	29.9%	23.4%	32.1%	23.0%
For the three and six months ended March 31, 2025, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
For the three and six months ended March 31, 2024, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic weighted-average shares outstanding	48.0	49.8	48.3	50.0
Effect of dilutive securities:
Options, RSE and PRSE awards	0.2	0.4	0.1	0.3
Total dilutive securities	0.2	0.4	0.1	0.3
Diluted weighted-average shares outstanding	48.2	50.2	48.4	50.3

The following weighted-average common shares were excluded from the calculation of diluted net earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Options, RSE and PRSE awards	1.8	1.4	1.6	1.6

Note 5 - Inventories

	March 31, 2025	September 30, 2024
Inventories
Raw materials and supplies	$80.1	$82.6
Work in process	100.5	91.8
Finished products	331.6	302.9
Total inventories	$512.2	$477.3

Note 6 - Property, Plant and Equipment (“PP&E”)

	March 31, 2025	September 30, 2024
Property, Plant and Equipment
Land	$18.6	$18.9
Buildings	148.0	147.9
Machinery and equipment	1,125.9	1,132.7
Capitalized software costs	65.8	62.5
Construction in progress	67.7	62.0
Total gross property, plant and equipment	1,426.0	1,424.0
Accumulated depreciation and amortization	(1,081.4)	(1,074.9)
Total property, plant and equipment, net	$344.6	$349.1
The components of depreciation expense for PP&E, net and amortization expense for capitalized software costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Depreciation expense	$13.2	$13.4	$26.1	$27.0
Amortization expense associated with capitalized software	0.8	1.2	1.9	2.3

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of September 30, 2024	$1,146.0	$357.4	$206.2	$1,709.6
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of September 30, 2024	$777.0	$355.4	$206.2	$1,338.6

Changes in the six months ended March 31, 2025
Cumulative translation adjustment	$(2.9)	$(0.6)	$(2.4)	$(5.9)

Gross balance as of March 31, 2025	$1,143.1	$356.8	$203.8	$1,703.7
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of March 31, 2025	$774.1	$354.8	$203.8	$1,332.7
The following table sets forth intangible assets by class:

	March 31, 2025			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$595.3	$—	$595.3	$597.7	$—	$597.7

Amortizable
Trade names and brands	$339.7	$111.8	$227.9	$339.8	$104.0	$235.8
Technology and patents	79.5	77.3	2.2	79.7	77.3	2.4
Customer related and other	270.9	166.3	104.6	272.5	159.9	112.6
Amortizable intangible assets	690.1	355.4	334.7	692.0	341.2	350.8
Total intangible assets	$1,285.4	$355.4	$930.0	$1,289.7	$341.2	$948.5

Amortization expense was $7.7 and $15.5 for the three and six months ended March 31, 2025, respectively. Amortization expense was $7.8 and $15.6 for the three and six months ended March 31, 2024, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2025	$15.5
2026	30.7
2027	30.5
2028	30.4
2029	30.4
2030	30.3
Thereafter	166.9

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined there were no triggering events requiring an interim impairment analysis during the three and six months ended March 31, 2025.

Note 8 - Supplemental Balance Sheet Information

	March 31, 2025	September 30, 2024
Other Current Assets
Prepaid expenses	$81.6	$76.4
Value added tax receivables	39.1	40.0
Income taxes receivable	17.7	14.7
Other	13.5	9.1
Total other current assets	$151.9	$140.2
Other Current Liabilities
Accrued advertising and sales promotion	$34.9	$26.3
Accrued trade allowances	27.1	28.7
Accrued salaries, vacations and incentive compensation	43.5	78.6
Income taxes payable	18.7	13.6
Returns reserve	29.8	50.3
Accrued interest	25.0	24.7
Short term lease obligation	16.7	16.6
Other	97.8	81.0
Total other current liabilities	$293.5	$319.8
Other Liabilities
Pensions and other retirement benefits	$41.4	$45.6
Other	115.1	129.4
Total other liabilities	$156.5	$175.0

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
Accounts receivables sold were $300.7 and $524.6 for the three and six months ended March 31, 2025, respectively, and $316.4 and $532.5 for the three and six months ended March 31, 2024, respectively. The trade receivables sold that remained outstanding as of March 31, 2025 and September 30, 2024 were $132.9 and $88.6, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The subsequent cash collections and remittances of cash to the MUFG for receivables serviced by the Company are considered financing cash flow activity and are presented net for the period. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The loss on sale of trade receivables was $1.3 and $2.4 for the three and six months ended March 31, 2025, respectively. The loss on sale of trade receivables was $1.6 and $2.8 for the three and six months ended March 31, 2024, respectively.
Note 10 - Debt
The detail of long-term debt was as follows:

	March 31, 2025	September 30, 2024
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. Revolving Credit Facility	191.0	34.0
Total	1,441.0	1,284.0
Less unamortized debt issuance costs and discount (1)	7.9	9.0
Total long-term debt	$1,433.1	$1,275.0
(1)As of March 31, 2025, debt issuance costs were $4.7 and $3.2 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively. As of September 30, 2024, debt issuance costs were $5.4 and $3.6 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively.
As of March 31, 2025 and September 30, 2024, the Company had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $27.2 and $24.5, respectively, with weighted-average interest rates of 3.8% as of both March 31, 2025 and September 30, 2024. These notes were primarily outstanding international borrowings.

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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service cost	$0.6	$0.4	$1.2	$0.9
Interest cost	4.5	5.4	9.0	10.7
Expected return on plan assets	(5.3)	(4.8)	(10.7)	(9.7)
Recognized net actuarial loss	0.6	0.3	1.2	0.7
Net periodic cost	$0.4	$1.3	$0.7	$2.6
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income.
Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 1.9 shares of its common stock for $65.7 during the six months ended March 31, 2025. As of March 31, 2025, there are 1.1 shares of common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
Dividend activity in the six months ended March 31, 2025 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
February 6, 2025	March 5, 2025	April 9, 2025	$0.15
On May 7, 2025, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2025. The dividend will be payable on July 9, 2025 to shareholders of record as the close of business on June 6, 2025.
Dividends declared during the six months ended March 31, 2025 totaled $14.7. Payments made for dividends during the six months ended March 31, 2025 totaled $15.2.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in Accumulated Other Comprehensive (Loss) Income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
Other comprehensive income (loss), net of tax	(25.3)	(0.2)	3.4	(22.1)
Reclassifications to earnings	—	0.9	(1.2)	(0.3)
Balance as of March 31, 2025	$(93.6)	$(84.1)	$0.5	$(177.2)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
Other comprehensive income (loss), net of tax	11.0	(1.2)	0.9	10.7
Reclassifications to earnings	—	0.6	(1.6)	(1.0)
Balance as of March 31, 2024	$(75.9)	$(86.6)	$2.2	$(160.3)

The following table presents the reclassifications out of AOCI:

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2025	2024	2025	2024
Gain on cash flow hedges
Foreign exchange contracts	$1.2	$0.8	$1.7	$2.4	Other (income) expense, net
Income tax expense	0.4	0.3	0.5	0.8	Income tax provision
	0.8	0.5	1.2	1.6
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.6)	$(0.3)	$(1.2)	$(0.7)
Income tax (benefit)	(0.2)	—	(0.3)	(0.1)	Income tax provision
	(0.4)	(0.3)	(0.9)	(0.6)

Total reclassifications for the period	$0.4	$0.2	$0.3	$1.0
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management

In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with certain of its counterparties as set forth in detail below that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of March 31, 2025 and September 30, 2024, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each month. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.
Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At March 31, 2025, the Company had $191.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under its U.S. Revolving Credit Facility.
Cash Flow Hedges
As of March 31, 2025, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $0.7 and pre-tax losses of $2.4 as of March 31, 2025 and September 30, 2024, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2025 levels over the next 12 months, the majority of the pre-tax gain included in AOCI in the Condensed Consolidated Balance Sheets as of March 31, 2025 is expected to be included in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. Contract maturities for these hedges extend into fiscal 2026. As of March 31, 2025, there were 64 open foreign currency contracts with a total notional value of $115.8.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2025, resulted in a loss of $0.3 and a gain of $0.6, respectively, compared to a gain of $1.7 and $0.6, respectively, for the three and six months ended March 31, 2024, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. As of March 31, 2025, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	March 31, 2025	September 30, 2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$0.7	$(2.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$—	$0.1
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$(2.8)	$4.8	$4.9	$1.5
Gain reclassified from AOCI into income (1) (2)	1.2	0.8	1.7	2.4
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$(0.3)	$1.7	$0.6	$0.6
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of March 31, 2025		As of September 30, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$1.6	$(0.8)	$0.1	$(2.7)
Gross amounts offset in the balance sheet	0.1	(0.2)	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$1.7	$(1.0)	$0.1	$(2.4)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	March 31, 2025	September 30, 2024
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(20.3)	$(21.1)
Derivatives - foreign currency contracts asset	0.7	(2.3)
Net assets (liabilities) at estimated fair value	$(19.6)	$(23.4)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of March 31, 2025 and September 30, 2024, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of March 31, 2025 and September 30, 2024, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities.
As of March 31, 2025 and September 30, 2024, the fair market value of fixed rate long-term debt was $1,148.4 and $1,180.0, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements which has been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, the carrying amounts on the Condensed Consolidated Balance Sheets approximate fair value. Additionally, the carrying amounts of the U.S. Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.

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

Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Sales
Wet Shave	$285.5	$293.1	$580.0	$594.8
Sun and Skin Care	231.1	235.8	351.7	351.2
Feminine Care	64.1	70.5	127.4	142.3
Total net sales	$580.7	$599.4	$1,059.1	$1,088.3

Segment Profit
Wet Shave	$46.6	$40.4	$93.2	$94.1
Sun and Skin Care	50.8	54.4	47.4	53.1
Feminine Care	3.1	8.7	6.3	16.0
Total segment profit	100.5	103.5	146.9	163.2
General corporate and other expenses	(16.1)	(15.0)	(27.7)	(31.2)
Amortization of intangibles	(7.7)	(7.8)	(15.5)	(15.6)
Interest and other expense, net	(18.2)	(23.1)	(39.3)	(43.2)
Restructuring and repositioning expenses (1)	(12.2)	(3.2)	(16.4)	(10.0)
Acquisition and integration costs (2)	—	(0.7)	(0.5)	(1.4)
Sun Care reformulation costs (3)	(0.7)	(0.4)	(1.7)	(0.9)
Wet Ones manufacturing plant fire (4)	—	(3.8)	—	(5.3)
Legal matters (5)	—	(1.4)	—	(1.4)
Gain on investment (6)	—	—	0.9	—
Commercial realignment (7)	(3.1)	—	(3.1)	—
Vendor bankruptcy (8)	(0.4)	—	(0.4)	—
Other project and related costs (9)	(0.8)	(1.1)	(3.6)	(1.2)
Total earnings before income taxes	$41.3	$47.0	$39.6	$53.0
(1)The Company recorded $12.2 and $3.2 for the three months ended March 31, 2025 and 2024, respectively, and $16.4 and $10.0 for the six months ended March 31, 2025 and 2024, respectively, related to actions to strengthen its operating model and improve manufacturing and supply chain efficiency and productivity. There were no amounts included in pre-tax SG&A or pre-tax Cost of products sold for both the three and six months ended March 31, 2025 and 2024. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
(2)Includes pre-tax SG&A of nil and $0.7 for the three months ended March 31, 2025 and 2024, respectively, and $0.5 and $1.4 for the six months ended March 31, 2025 and2024, respectively, for the acquisition of Billie, Inc. on November 29, 2021.
(3)Includes pre-tax research and development costs of $0.7 and $0.4 for the three months ended March 31, 2025 and 2024, respectively, and $1.7 and $0.9 for the six months ended March 31, 2025 and 2024, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(4)On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. During the three and six months ended March 31, 2024, the Company incurred $3.8 and $5.3, respectively, in costs related to incremental material charges, labor and absorption as a result of the fire.
(5)Includes pre-tax SG&A of $1.4 in both the three and six months ended March 31, 2024, for the settlement of certain legal matters.
(6)Includes pre-tax gain of $0.9 for the six months ended March 31, 2025 on the fair value measurement of an equity method investment.
(7)Includes pre-tax Cost of products sold of $3.1 during the three and six months ended March 31, 2025, related to a shift in go-to-market strategy and SKU rationalization.
(8)Includes pre-tax Cost of products sold of $0.4 during the three and six months ended March 31, 2025, related to government mandated incremental costs related to a bankruptcy at one of our foreign vendors.
(9)Includes pre-tax SG&A of $1.4 and $1.1 for the three months ended March 31, 2025 and 2024, respectively, and $2.4 and $1.2 for the six months ended March 31, 2025 and 2024, respectively, and Other (income) expense, net of $(0.6) for the three months ended March 31, 2025 and $1.2 for the six months ended March 31, 2025, related to certain corporate project and other related costs.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Sales to Customers
United States	$338.7	$355.1	$583.3	$609.3
International	242.0	244.3	475.8	479.0
Total net sales	$580.7	$599.4	$1,059.1	$1,088.3

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Razors and blades	$259.0	$264.8	$526.4	$535.3
Tampons, pads, and liners	64.1	70.5	127.4	142.3
Sun care products	164.2	175.0	211.6	226.0
Grooming products	48.8	45.0	101.8	91.8
Wipes and other skin care	18.1	15.8	38.3	33.4
Shaving gels and creams	26.5	28.3	53.6	59.5
Total net sales	$580.7	$599.4	$1,059.1	$1,088.3

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

Executive Summary
The following is a summary of key results for the second quarter and first six months of fiscal 2025, as compared to the corresponding periods in fiscal 2024. In addition to net sales, net earnings and earnings per share (“EPS”) for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.
Second Quarter of Fiscal 2025
•Net sales in the second quarter of fiscal 2025 decreased $18.7, or 3.1%, to $580.7, as compared to the prior year quarter. Organic net sales decreased $8.9, or 1.5%. Growth in international markets was 2.9%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 3.9%, due to volume declines in Wet Shave, Feminine Care, and Sun Care.
•Net earnings in the second quarter of fiscal 2025 were $29.0 compared to $36.0 in the prior year quarter. On an adjusted basis, net earnings for the second quarter of fiscal 2025 were $41.8 compared to $44.0 in the prior year quarter. Adjusted net earnings decreased primarily due to lower net sales.
•Diluted net earnings per share during the second quarter of fiscal 2025 were $0.60 compared to $0.72 in the prior year quarter. On an adjusted basis, diluted net earnings per share during the second quarter of fiscal 2025 were $0.87 compared to $0.88 in the prior year quarter.

	Three Months Ended March 31, 2025
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$256.2	$105.7	$58.9	$41.3	$12.3	$29.0	$0.60
Restructuring and repositioning expenses	—	—	12.2	12.2	3.1	9.1	0.19
Sun Care reformulation costs	—	—	0.7	0.7	0.1	0.6	0.01
Commercial realignment	3.1	—	3.1	3.1	0.9	2.2	0.05
Vendor bankruptcy	0.4	—	0.4	0.4	0.1	0.3	0.01
Other project and related costs	—	(1.4)	1.4	0.8	0.2	0.6	0.01
Total Adjusted Non-GAAP	$259.7	$104.3	$76.7	$58.5	$16.7	$41.8	$0.87

GAAP as a percent of net sales	44.1%	18.2%	10.1%	GAAP effective tax rate		29.9%
Adjusted as a percent of net sales	44.7%	18.0%	13.2%	Adjusted effective tax rate		28.5%

	Three Months Ended March 31, 2024
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$258.1	$107.5	$70.1	$47.0	$11.0	$36.0	$0.72
Restructuring and repositioning expenses	—	—	3.2	3.2	0.8	2.4	0.05
Acquisition and integration costs	—	(0.7)	0.7	0.7	0.1	0.6	0.01
Sun Care reformulation costs	—	—	0.4	0.4	0.1	0.3	0.01
Wet Ones manufacturing plant fire	3.8	—	3.8	3.8	0.9	2.9	0.06
Legal matter	—	(1.4)	1.4	1.4	0.3	1.1	0.02
Other project and related costs	—	(1.1)	1.1	1.1	0.4	0.7	0.01
Total Adjusted Non-GAAP	$261.9	$104.3	$80.7	$57.6	$13.6	$44.0	$0.88

GAAP as a percent of net sales	43.1%	17.9%	11.7%	GAAP effective tax rate		23.4%
Adjusted as a percent of net sales	43.7%	17.4%	13.5%	Adjusted effective tax rate		23.6%
(1) EBIT is defined as earnings before Income taxes.

First Six Months of Fiscal 2025
•Net sales in the first six months of fiscal 2025 decreased $29.2, or 2.7%, to $1,059.1, as compared to the prior year period. Organic net sales decreased $15.4, or 1.4%. Organic growth in international markets was 2.4%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 3.9%, due to declines in Wet Shave and Feminine Care. Globally, by segment, growth in Sun and Skin Care, led by increases in Wet One’s and Grooming, was offset by declines in Feminine Care and Wet Shave. In aggregate, organic net sales decreased as a result of volume declines in Wet Shave, Feminine Care, and Sun Care.
•Net earnings in the first six months of fiscal 2025 were $26.9 compared to $40.8 in the prior year period. On an adjusted basis, net earnings for the first six months of fiscal 2025 were $45.1 compared to $56.0 in the prior year period. Adjusted net earnings decreased primarily due to lower net sales offset by a slight increase in gross margin.
•Diluted net earnings per share during the first six months of fiscal 2025 were $0.55 compared to $0.81 in the prior year period. On an adjusted basis, diluted net earnings per share during the first six months of fiscal 2025 were $0.93 compared to $1.11 in the prior year period.

	Six Months Ended March 31, 2025
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$447.8	$208.6	$79.2	$39.6	$12.7	$26.9	$0.55
Restructuring and repositioning expenses	—	—	16.4	16.4	4.1	12.3	0.25
Acquisition and integration costs	—	(0.5)	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	1.7	1.7	0.4	1.3	0.03
Gain on investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Commercial realignment	3.1	—	3.1	3.1	0.9	2.2	0.05
Vendor bankruptcy	0.4	—	0.4	0.4	0.1	0.3	0.01
Other project and related costs	—	(2.4)	2.4	3.6	1.0	2.6	0.05
Total Adjusted Non-GAAP	$451.3	$205.7	$103.7	$64.4	$19.3	$45.1	$0.93

GAAP as a percent of net sales	42.3%	19.7%	7.5%	GAAP effective tax rate		32.1%
Adjusted as a percent of net sales	42.6%	19.4%	9.8%	Adjusted effective tax rate		29.9%

	Six Months Ended March 31, 2024
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$455.8	$210.8	$96.2	$53.0	$12.2	$40.8	$0.81
Restructuring and repositioning expenses	—	—	10.0	10.0	2.5	7.5	0.15
Acquisition and integration costs	—	(1.4)	1.4	1.4	0.3	1.1	0.02
Sun Care reformulation costs	—	—	0.9	0.9	0.2	0.7	0.01
Wet Ones manufacturing plant fire	5.3	—	5.3	5.3	1.3	4.0	0.08
Legal matter	—	(1.4)	1.4	1.4	0.3	1.1	0.02
Other project and related costs	—	(1.2)	1.2	1.2	0.4	0.8	0.02
Total Adjusted Non-GAAP	$461.1	$206.8	$116.4	$73.2	$17.2	$56.0	$1.11

GAAP as a percent of net sales	41.9%	19.4%	8.8%	GAAP effective tax rate		23.0%
Adjusted as a percent of net sales	42.4%	19.0%	10.7%	Adjusted effective tax rate		23.5%

Operating Results
The following table presents changes in net sales for the second quarter and first six months of fiscal 2025, as compared to the corresponding periods in fiscal 2024, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended March 31, 2025
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2024	$599.4		$1,088.3
Organic	(8.9)	(1.5)%	(15.4)	(1.4)%
Impact of currency	(9.8)	(1.6)%	(13.8)	(1.3)%
Net sales - fiscal 2025	$580.7	(3.1)%	$1,059.1	(2.7)%
For the second quarter of fiscal 2025, net sales decreased $18.7, or 3.1%, to $580.7, including a $9.8, or 1.6%, unfavorable impact from currency movements, as compared to the prior year quarter. Organic net sales decreased $8.9, or 1.5%. Growth in international markets was 2.9%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 3.9%, due to volume declines in Wet Shave, Feminine Care, and Sun Care.
For the first six months of fiscal 2025, net sales were $1,059.1, a decrease of $29.2, or 2.7%, including a $13.8, or 1.3%, unfavorable impact from currency movements. Organic net sales decreased $15.4, or 1.4%. Organic growth in international markets was 2.4%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 3.9%, due to declines in Wet Shave and Feminine Care. Globally, by segment, growth in Sun and Skin Care, led by increases in Wet One’s and Grooming, was offset by declines in Feminine Care and Wet Shave. In aggregate, organic net sales decreased as a result of volume declines in Wet Shave, Feminine Care, and Sun Care.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”
Gross Profit
Gross profit was $256.2 during the second quarter of fiscal 2025, compared to $258.1 in the prior year quarter, a decrease of $1.9, or 0.7%. Gross margin as a percent of net sales for the second quarter of fiscal 2025 increased 100-basis points, to 44.1%, inclusive of approximately 10-basis points of negative foreign currency. Adjusted gross margin as a percent of net sales increased 100-basis points, to 44.7% in the quarter. Productivity savings of approximately 380-basis points were partially offset by increased promotional levels (net of pricing) of approximately 10-basis points, core inflation and lower volume absorption of approximately 195-basis points and unfavorable mix and other of approximately 75-basis points.
Gross profit was $447.8 during the first six months of fiscal 2025, compared to $455.8 in the prior year period, a decrease of $8.0, or 1.8%. Gross margin as a percent of net sales for the second quarter of fiscal 2025 increased 40-basis points, to 42.3%, inclusive of approximately 70-basis points of negative foreign currency. Adjusted gross margin as a percent of net sales increased 20-basis points, to 42.6% in the quarter. Productivity savings of approximately 360-basis points were partially offset by increased promotional levels (net of pricing) of approximately 20-basis points, core inflation and lower volume absorption of approximately 200-basis points and unfavorable mix and other of approximately 50-basis points.
Selling, General and Administrative Expense
Selling, General and Administrative (“SG&A”) expense was $105.7, or 18.2%, of net sales in the second quarter of fiscal 2025 compared to $107.5, or 17.9%, of net sales in the prior year quarter. Adjusted SG&A was 18.0% of net sales, an increase of 60-basis points, primarily driven by higher people expenses and the impact of lower net sales, partially offset by favorable currency impacts.
SG&A expense was $208.6, or 19.7%, of net sales in the first six months of fiscal 2025 compared to $210.8, or 19.4%, of net sales in the prior year period. Adjusted SG&A was $205.7, or 19.4% of net sales, an increase of 40-basis points, primarily driven by the impact of lower net sales and unfavorable currency impacts.
Advertising and Sales Promotion Expense
Advertising and sales promotion (“A&P”) expense for the second quarter of fiscal 2025 was $65.5, an increase of $2.4, or 3.8%, compared to $63.1 in the prior year quarter. A&P was 11.3% of net sales, compared to 10.5% in the prior year quarter.

A&P expense for the first six months of fiscal 2025 was $115.8, an increase of $4.5, or 4.0%, compared to $111.3 in the prior year period. A&P was 10.9% of net sales, compared to 10.2% in the prior year period.
Research and Development Expense
Research and development (“R&D”) expense for the second quarter of fiscal 2025 was $13.9, a decrease of $0.3, or 2.1%, compared to $14.2 in the prior year quarter. As a percentage of net sales, R&D expense was 2.4% in the second quarter of fiscal 2025, compared to 2.4% in the prior year quarter.
R&D expense for the first six months of fiscal 2025 was $27.8, an increase of $0.3, or 1.1%, compared to $27.5 in the prior year period. As a percentage of net sales, R&D expense was 2.6% in the second quarter of fiscal 2025, compared to 2.5% in the prior year period.
Restructuring Charges
In fiscal 2025, the Company continues to take specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency through restructuring and repositioning actions, including certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Oregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, we expect to incur pre-tax charges of approximately $33 in fiscal 2025. We incurred $12.2 and $3.2 during the second quarter of fiscal 2025 and 2024, respectively, and $16.4 and $10.0 during the first six months of fiscal 2025 and 2024, respectively.
Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2025 was $20.2, a decrease of $0.2, or 1.0%, compared to $20.4 in the prior year quarter. The decrease in interest expense was the result of a lower borrowing rate on the Company’s U.S. Revolving Credit Facility.
Interest expense associated with debt for the first six months of fiscal 2025 was $39.0, a decrease of $1.2, or 3.0%, compared to $40.2 in the prior year period. The decrease in interest expense was the result of a lower borrowing rate on the Company’s Revolving Credit Facility.
Other (income) expense, net
Other (income) expense, net, was income of $2.6 in the second quarter of fiscal 2025, compared to expense of $2.7 in the prior year quarter. Currency hedge and remeasurements gains were $2.4 million in the second quarter of 2025, compared to losses of $0.3 million in the prior year quarter.
Other (income) expense, net, was $0.6 in the first six months of fiscal 2025, including a gain on investment of $0.9, compared to $3.0 in the prior year period. Currency hedge and remeasurements gains were $0.4 million in the first six months of 2025, compared to gains of $1.0 million in the prior year period.
Income Tax Provision
The effective tax rate for the second quarter of fiscal 2025, was 29.9%, compared to 23.4% in the prior year quarter. The fiscal 2025 effective tax rate reflects the impact of net unfavorable discrete items and the unfavorable mix of earnings in higher tax rate jurisdictions. On an adjusted basis, the effective tax rate was 28.5% for the second quarter ended March 31, 2025, and 23.6% in the prior year quarter.
The effective tax rate for the first six months of fiscal 2025, was 32.1%, compared to 23.0% in the prior year period. The fiscal 2025 effective tax rate reflects the impact of net unfavorable discrete items and the unfavorable mix of earnings in higher tax rate jurisdictions. On an adjusted basis, the effective tax rate was 29.9% for the first six months ended March 31, 2025, and 23.5% in the prior year period.

Segment Results
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2025, compared to the corresponding period in fiscal 2024, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended March 31, 2025
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2024	$293.1		$594.8
Organic	(2.5)	(0.9)%	(6.5)	(1.1)%
Impact of currency	(5.1)	(1.7)%	(8.3)	(1.4)%
Net sales - fiscal 2025	$285.5	(2.6)%	$580.0	(2.5)%
Wet Shave net sales for the second quarter of fiscal 2025 were $285.5, a decrease of $7.6, or 2.6%, as compared to the prior year quarter, including a $5.1, or 1.7%, unfavorable impact from currency. Organic net sales decreased $2.5, or 0.9%, as 3.2% growth in international markets, driven by both higher volumes and price, was more than offset by volume declines in Shave Preps and Disposables in North America. Organic net sales declined 5.4% in North America.
Wet Shave net sales for the first six months of fiscal 2025 were $580.0, a decrease of $14.8, or 2.5%, as compared to the prior year period, including a $8.3, or 1.4%, unfavorable impact from currency. Organic net sales decreased $6.5, or 1.1%, as 3.0% growth in international markets, driven by both higher volumes and price, was more than offset by a 6.0% decline in North America, driven by lower volumes.

Segment Profit -Wet Shave
Period Ended March 31, 2025
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2024	$40.4		$94.1
Organic	6.7	16.5%	6.5	6.9%
Impact of currency	(0.5)	(1.2)%	(7.4)	(7.9)%
Segment profit - fiscal 2025	$46.6	15.3%	$93.2	(1.0)%
Wet Shave segment profit for the second quarter of fiscal 2025 was $46.6, an increase of $6.2, or 15.3%, and inclusive of a $0.5, or 1.2%, unfavorable impact from currency. Organic segment profit increased $6.7, or 16.5%, as higher gross margins were partially offset by higher marketing expenses.
Wet Shave segment profit for the first six months of fiscal 2025 was $93.2, a decrease of $0.9, or 1.0%, and inclusive of a $7.4, or 7.9%, unfavorable impact from currency. Organic segment profit increased $6.5, or 6.9%, as higher gross margins were primarily offset by higher marketing expenses.

Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended March 31, 2025
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2024	$235.8		$351.2
Organic	(0.2)	(0.1)%	5.7	1.6%
Impact of currency	(4.5)	(1.9)%	(5.2)	(1.5)%
Net sales - fiscal 2025	$231.1	(2.0)%	$351.7	0.1%

Sun and Skin Care net sales for the second quarter of fiscal 2025 decreased $4.7, or 2.0%, including an unfavorable impact from foreign currency of $4.5, or 1.9%. Organic net sales decreased $0.2, or 0.1%, as growth in Grooming in and Wet Ones, was offset by declines in North America Sun Care. In aggregate, the decrease in organic sales was related to a 0.5% decline in North America , partially offset by an increase of 1.5% in International sales.
Sun and Skin Care net sales for the first six months of fiscal 2025 increased $0.5, or 0.1%, including an unfavorable impact from foreign currency of $5.2, or 1.5%. Organic net sales increased $5.7, or 1.6%, driven by strong performance in Grooming and Wet One’s, led by Cremo, partly offset by declines in North America Sun Care. In aggregate, the increase in organic sales was related to a 1.2% increase in North America and an increase of 0.4% in International sales.

Segment Profit - Sun and Skin Care
Period Ended March 31, 2025
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2024	$54.4		$53.1
Organic	(1.2)	(2.2)%	(2.6)	(4.9)%
Impact of currency	(2.4)	(4.4)%	(3.1)	(5.8)%
Segment profit - fiscal 2025	$50.8	(6.6)%	$47.4	(10.7)%

Sun and Skin Care segment profit for the second quarter of fiscal 2025 was $50.8, a decrease of $3.6, or 6.6%, including an unfavorable impact from foreign currency of $2.4, or 4.4%. Organic segment profit decreased $1.2 million, or 2.2%, driven by lower gross margin and higher SG&A expenses, partly offset by lower marketing expenses.
Sun and Skin Care segment profit for the first six months of fiscal 2025 was $47.4, a decrease of $5.7, or 10.7%, including an unfavorable impact from foreign currency of $3.1, or 5.8%. Organic segment profit decreased $2.6, or 4.9%, driven by lower gross margin and higher SG&A expenses, partially offset by lower market expenses.
Feminine Care

Net Sales - Feminine Care
Period Ended March 31, 2025
	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2024	$70.5		$142.3
Organic	(6.2)	(8.8)%	(14.6)	(10.3)%
Impact of currency	(0.2)	(0.3)%	(0.3)	(0.2)%
Net sales - fiscal 2025	$64.1	(9.1)%	$127.4	(10.5)%
Feminine Care net sales for the second quarter of fiscal 2025 were $64.1, a decrease of $6.4, or 9.1%, with minimal currency impact. Organic net sales decreased $6.2, or 8.8%, largely driven by a decline in Pads and Tampons. In aggregate, the decrease in organic sales was related to a 9.9% decline in North America , partially offset by an increase of 11.2% in International sales.
Feminine Care net sales for the first six months of fiscal 2025 were $127.4, a decrease of $14.9, or 10.5%. Organic net sales decreased $14.6, or 10.3%, largely driven by a decline in Pads and Tampons, and to a lesser extent, Liners. In aggregate, the decrease in organic sales was related to a 10.2% decline in North America and a 12.1% decline in International sales.

Segment Profit - Feminine Care
Period Ended March 31, 2025
	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2024	$8.7		$16.0
Organic	(5.7)	(65.5)%	(9.6)	(60.0)%
Impact of currency	0.1	1.1%	(0.1)	(0.6)%
Segment profit - fiscal 2025	$3.1	(64.4)%	$6.3	(60.6)%
Feminine Care segment profit for the second quarter of fiscal 2025 was $3.1, a decrease of $5.6, or 64.4%. Organic segment profit decreased $5.7, or 65.5%, primarily driven by lower gross profit and higher marketing expenses, partially offset by lower SG&A expenses.
Feminine Care segment profit for the first six months of fiscal 2025 was $6.3, a decrease of $9.7, or 60.6%. Organic segment profit decreased $9.6, or 60.0%, primarily driven by lower gross profit and was partially offset by lower SG&A expenses.
General Corporate and Other Expenses

	Three Months Ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
General corporate and other expenses	$(16.1)	$(15.0)	$(27.7)	$(31.2)
Amortization of intangibles	(7.7)	(7.8)	(15.5)	(15.6)
Interest and other expense, net	(18.2)	(23.1)	(39.3)	(43.2)
Restructuring and repositioning expenses	(12.2)	(3.2)	(16.4)	(10.0)
Acquisition and integration costs	—	(0.7)	(0.5)	(1.4)
Sun Care reformulation costs	(0.7)	(0.4)	(1.7)	(0.9)
Wet Ones manufacturing plant fire	—	(3.8)	—	(5.3)
Legal matters	—	(1.4)	—	(1.4)
Gain on investment	—	—	0.9	—
Commercial realignment	(3.1)	—	(3.1)	—
Vendor bankruptcy	(0.4)	—	(0.4)	—
Other project and related costs	(0.8)	(1.1)	(3.6)	(1.2)
General corporate and other expenses	$(59.2)	$(56.5)	$(107.3)	$(110.2)

% of net sales	(10.2)%	(9.4)%	(10.1)%	(10.1)%
For the second quarter of fiscal 2025 and 2024, corporate expenses were $59.2, or 10.2%, of net sales, compared to $56.5, or 9.4% in the prior year quarter. For the first six months of fiscal 2025 and 2024, corporate expenses were $107.3, or 10.1%, of net sales, compared to $110.2, or 10.1% in the prior year period.
For the second quarter of fiscal 2025, corporate expenses increased related to higher people costs, partially offset by higher lower consulting costs. For the first six months of fiscal 2025, corporate expenses decreased related to lower people costs and consulting costs.
During the second quarter and first six months of fiscal 2025, we incurred $3.1 related to a shift in go-to-market strategy and SKU rationalization.
During the first six months of fiscal 2025, we recorded a gain of $0.9 for an equity method investment.
During the second quarter and first six months of fiscal 2024, the Company incurred $3.8 and $5.3, respectively, in costs related to incremental material charges, labor and absorption as a result of the fire that occurred at our Wet Ones manufacturing plant in Sidney, Ohio on December 1, 2023.

Liquidity and Capital Resources
As of March 31, 2025, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of March 31, 2025 and September 30, 2024 were as follows:

	Interest Type	Currency	March 31, 2025	September 30, 2024
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under the U.S. Revolving Credit Facility	variable	USD	191.0	34.0
Short-term notes payable	variable	various	27.2	24.5
Total borrowings			$1,468.2	$1,308.5
Our Revolver utilization is summarized below.

	March 31, 2025	September 30, 2024
Total revolver capacity	$425.0	$425.0
Less: Revolver borrowings	191.0	34.0
Less: Outstanding letters of credit	5.3	5.3
Revolver balance available	$228.7	$385.7

Historically, we have generated, and expect to continue to generate, favorable cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care businesses, typically resulting in higher net sales and increased cash generated in the second and third quarters of each fiscal year. We believe our cash on hand, cash flows from operations and borrowing capacity under the U.S. Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other financing requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs. For more information on the U.S. Revolving Credit Facility, see Note 10 to the Notes To Condensed Consolidated Financial Statements.
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
As of March 31, 2025, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Six Months Ended March 31,
	2025	2024
Net cash provided by (used for) from:
Operating activities	$(70.5)	$56.1
Investing activities	(33.0)	(19.7)
Financing activities	72.5	(59.4)
Effect of exchange rate changes on cash	(8.0)	2.8
Net decrease in cash and cash equivalents	$(39.0)	$(20.2)
Operating Activities
Cash flow used for operating activities was $70.5 during the first six months of fiscal 2025, compared to cash flow provided by operating activities of $56.1 during the prior year period. The increase in cash used for operating activities was largely driven by changes in net working capital and lower earnings.
Investing Activities
Net cash used for investing activities was $33.0 during the first six months of fiscal 2025, compared to $19.7 during the prior year period. The increase in cash used was primarily due to an increase in capital expenditures which were $33.9 during the first six months of fiscal 2025, compared to $18.0 in the prior year period.
Financing Activities
Net cash provided by financing activities was $72.5 during the first six months of fiscal 2025, compared to net cash used by financing activities of $59.4 in the prior year period. During the first six months of fiscal 2025, we had net borrowings of $157.0 under the U.S. Revolving Credit Facility, compared to repayments of $11.0 in the prior year period. Dividend payments totaled $15.2 in the first six months of fiscal 2025, compared to $15.8 in the prior year period. We had share repurchases of $65.7 in the first three months of fiscal 2025, compared to $30.3 in the prior year period.
Share Repurchases
During the first six months of fiscal 2025, we repurchased 1.9 shares of our common stock for $65.7. We have 1.1 shares remaining under the 2018 Share Repurchase Plan as of March 31, 2025. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. For more information, see Note 12 of the Notes To Condensed Consolidated Financial Statements.

Dividends
Dividend activity for the six months ended March 31, 2025 was as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
February 6, 2025	March 5, 2025	April 9, 2025	$0.15
On May 7, 2025, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2025. The dividend will be payable on July 9, 2025 to shareholders of record as the close of business on June 6, 2025.
Dividends declared during the six months ended March 31, 2025 totaled $14.7. Payments made for dividends during the six months ended March 31, 2025 totaled $15.2.

Commitments and Contingencies
Contractual Obligations
As of March 31, 2025, we had outstanding borrowings of $191.0 under the U.S. Revolving Credit Facility, which matures in 2029. As of March 31, 2025, future minimum repayments of fixed debt are: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.

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

At March 31, 2025, after evaluating business conditions, our financial performance and market capitalization, we concluded that there were no triggering events requiring an interim impairment analysis. The fair value of our reporting units’ goodwill are sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected EBITDA margin, discount rate and market multiples used to evaluate the fair value of these assets. We will continue to evaluate the factors described herein, and assess whether any material changes would be indicative of a triggering event and require an interim impairment test.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to our Condensed Consolidated Financial Statements. As of March 31, 2025, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of March 31, 2025, our outstanding variable-rate debt included $218.5 related to the U.S. Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $2.2.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A. Risk Factors of our 2024 Annual Report describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2024 Annual Report.

Changes in U.S. and international trade policies may adversely impact our business, financial condition and results of operations.

The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries could adversely impact our business, financial condition and results of operations. We rely on materials, components and finished goods that are sourced from or manufactured in foreign countries, outside the U.S. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. Our business operations, financial condition, and results of operations could be significantly affected by these measures and the potential adoption or expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures that could disrupt our established supply chain, increase costs of goods sold into the United States and this in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict future trade policy or what additional actions, if any, will be taken by the U.S. government with respect to trade agreements or the imposition of additional tariffs or other measures. Accordingly, any pause, suspension, reversal, reinstatement, reduction, or increase on U.S. tariffs on imported goods, or the occurrence of a trade war or other governmental action related to tariffs or trade agreements, could potentially adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. or global economy, which in turn could adversely impact our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2025	189,819	$33.12	188,807	2,011,819
February 1 to 28, 2025	446,683	$30.55	446,683	1,565,136
March 1 to 31, 2025	483,222	$31.01	483,222	1,081,914
(1)There were 1,012 shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.

For more information, see Note 12 of the Notes To Condensed Consolidated Financial Statements.
Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and six months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets at March 31, 2025 and September 30, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and six months ended March 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104*	Cover Page Interactive Data File (cover page XBRL tags are embedded within the Inline XBRL document).

*Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Francesca Weissman
Francesca Weissman
Chief Financial Officer
(principal financial officer)

Date:	May 7, 2025