Form 10-Q
period 2025-06-30
EDGEWELL PERSONAL CARE Co
filed 2025-08-05
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Common shares, $0.01 par value - 46,464,244 shares as of July 31, 2025.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales	$627.2	$647.8	$1,686.3	$1,736.1
Cost of products sold	358.7	360.7	970.0	993.2
Gross profit	268.5	287.1	716.3	742.9

Selling, general and administrative expense	104.4	110.1	313.0	320.9
Advertising and sales promotion expense	80.4	76.6	196.2	187.9
Research and development expense	14.0	14.6	41.8	42.1
Restructuring charges	16.0	3.1	32.4	13.1
Operating income	53.7	82.7	132.9	178.9
Interest expense associated with debt	19.4	18.8	58.4	59.0
Other (income) expense, net	(2.9)	1.4	(2.3)	4.4
Earnings before income taxes	37.2	62.5	76.8	115.5
Income tax provision	8.1	13.5	20.8	25.7
Net earnings	$29.1	$49.0	$56.0	$89.8

Earnings per share:
Basic net earnings per share	$0.62	$0.99	$1.17	$1.80
Diluted net earnings per share	$0.62	$0.98	$1.17	$1.79

Weighted-average shares outstanding:
Basic	46.8	49.5	47.8	49.8
Diluted	47.0	50.1	48.0	50.3

Statements of Comprehensive Income:
Net earnings	$29.1	$49.0	$56.0	$89.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	53.5	(13.1)	28.2	(2.1)
Pension and postretirement activity, net of tax (benefit) of $0.1, $(0.1), $0.4 and $(0.9)	0.5	(0.5)	1.2	(1.1)
Deferred loss on hedging activity, net of tax (benefit) of $(1.6), $0.3, $(0.6) and nil	(3.7)	0.6	(1.5)	(0.1)
Total other comprehensive (loss) income, net of tax	50.3	(13.0)	27.9	(3.3)
Total comprehensive income	$79.4	$36.0	$83.9	$86.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2025	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$199.6	$209.1
Trade receivables, less allowance for doubtful accounts of $4.5 and $4.6	153.2	109.4
Inventories	488.4	477.3
Other current assets	163.5	140.2
Total current assets	1,004.7	936.0
Property, plant and equipment, net	355.7	349.1
Goodwill	1,342.9	1,338.6
Other intangible assets, net	929.3	948.5
Other assets	160.7	158.7
Total assets	$3,793.3	$3,730.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$23.2	$24.5
Accounts payable	224.5	219.3
Other current liabilities	319.7	319.8
Total current liabilities	567.4	563.6
Long-term debt	1,372.7	1,275.0
Deferred income tax liabilities	133.7	133.2
Other liabilities	151.5	175.0
Total liabilities	2,225.3	2,146.8
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 46,457,490 and 48,920,813 outstanding	0.7	0.7
Additional paid-in capital	1,573.5	1,586.0
Retained earnings	1,124.4	1,090.1
Common shares in treasury at cost, 18,794,499 and 16,331,176	(1,003.7)	(937.9)
Accumulated other comprehensive loss	(126.9)	(154.8)
Total shareholders’ equity	1,568.0	1,584.1
Total liabilities and shareholders’ equity	$3,793.3	$3,730.9

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2025	2024
Cash Flow from Operating Activities
Net earnings	$56.0	$89.8
Depreciation and amortization	65.6	66.6
Share-based compensation expense	18.8	20.4
Loss on sale of assets	1.7	0.3
Deferred compensation payments	(2.4)	(1.6)
Deferred income taxes	(0.5)	1.3
Other, net	(12.2)	(11.0)
Changes in operating assets and liabilities	(82.7)	(8.5)
Net cash provided by operating activities	44.3	157.3

Cash Flow from Investing Activities
Capital expenditures	(49.4)	(30.6)
Collection of deferred purchase price on accounts receivable sold	5.6	0.2
Other, net	(1.5)	(6.5)
Net cash used for investing activities	(45.3)	(36.9)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	774.0	633.0
Cash payments on debt with original maturities greater than 90 days	(678.0)	(705.0)
(Payments for) proceeds from debt with original maturities of 90 days or less	(0.8)	1.9
Repurchase of shares	(90.2)	(40.2)
Dividends to common shareholders	(22.4)	(23.3)
Net financing inflow from the Accounts Receivable Facility	14.2	4.3
Employee shares withheld for taxes	(7.4)	(7.1)
Other, net	(0.3)	(2.9)
Net cash used for financing activities	(10.9)	(139.3)

Effect of exchange rate changes on cash	2.4	(1.4)

Net decrease in cash and cash equivalents	(9.5)	(20.3)
Cash and cash equivalents, beginning of period	209.1	216.4
Cash and cash equivalents, end of period	$199.6	$196.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net loss	—	—	—	—	—	(2.1)	—	(2.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(48.3)	(48.3)
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred gain on hedging activity	—	—	—	—	—	—	5.0	5.0
Dividends declared to common shareholders	—	—	—	—	—	(7.1)	—	(7.1)
Repurchase of shares including excise tax	—	—	(0.8)	(30.1)	—	—	—	(30.1)
Activity under share plans	—	—	0.3	23.3	(24.2)	—	—	(0.9)
Balance as of December 31, 2024	65.2	$0.7	(16.8)	$(944.7)	$1,561.8	$1,080.9	$(197.7)	$1,501.0
Net earnings	—	—	—	—	—	29.0	—	29.0
Foreign currency translation adjustments	—	—	—	—	—	—	23.0	23.0
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred loss on hedging activity	—	—	—	—	—	—	(2.8)	(2.8)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(1.1)	(35.2)	—	—	—	(35.2)
Activity under share plans	—	—	—	0.7	5.5	—	—	6.2
Balance as of March 31, 2025	65.2	$0.7	(17.9)	$(979.2)	$1,567.3	$1,102.3	$(177.2)	$1,513.9
Net earnings	—	—	—	—	—	29.1	—	29.1
Foreign currency translation adjustments	—	—	—	—	—	—	53.5	53.5
Pension and postretirement activity	—	—	—	—	—	—	0.5	0.5
Deferred loss on hedging activity	—	—	—	—	—	—	(3.7)	(3.7)
Dividends declared to common shareholders	—	—	—	—	—	(7.0)	—	(7.0)
Repurchase of shares including excise tax	—	—	(0.9)	(24.6)	—	—	—	(24.6)
Activity under share plans	—	—	—	0.1	6.2	—	—	6.3
Balance at June 30, 2025	65.2	$0.7	(18.8)	$(1,003.7)	$1,573.5	$1,124.4	$(126.9)	$1,568.0

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	4.8	—	4.8
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	(0.1)	(0.1)
Deferred loss on hedging activity	—	—	—	—	—	—	(3.4)	(3.4)
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.5)	—	—	—	(15.5)
Activity under share plans	—	—	0.2	25.0	(24.9)	—	—	0.1
Balance as of December 31, 2023	65.2	$0.7	(15.2)	$(896.6)	$1,568.9	$1,019.3	$(146.5)	$1,545.8
Net earnings	—	—	—	—	—	36.0	—	36.0
Foreign currency translation adjustments	—	—	—	—	—	—	(16.0)	(16.0)
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred gain on hedging activity	—	—	—	—	—	—	2.7	2.7
Dividends declared to common shareholders	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares including excise tax	—	—	(0.4)	(15.4)	—	—	—	(15.4)
Activity under share plans	—	—	—	0.9	5.4	—	—	6.3
Balance as of March 31, 2024	65.2	$0.7	(15.6)	$(911.1)	$1,574.3	$1,047.7	$(160.3)	$1,551.3
Net earnings	—	—	—	—	—	49.0	—	49.0
Foreign currency translation adjustments	—	—	—	—	—	—	(13.1)	(13.1)
Pension and postretirement activity	—	—	—	—	—	—	(0.5)	(0.5)
Deferred gain on hedging activity	—	—	—	—	—	—	0.6	0.6
Dividends declared	—	—	—	—	—	(7.7)	—	(7.7)
Repurchase of shares	—	—	(0.3)	(9.9)	—	—	—	(9.9)
Activity under share plans	—	—	—	0.4	6.5	—	—	6..9
Balance as of June 30, 2024	65.2	$0.7	(15.9)	$(920.6)	$1,580.8	$1,089.0	$(173.3)	$1,576.6

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
The Company has agreements with its suppliers in the ordinary course of business for such supplier finance programs which facilitate each participating supplier’s ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. As of June 30, 2025 and September 30, 2024, $18.6 and $16.9, respectively, were valid obligations under the various programs. The obligations are presented as Accounts payable on the Condensed Consolidated Balance Sheets.

Note 2 - Restructuring and Related Charges
Operating Model Redesign
In fiscal 2025, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $17 in fiscal 2025. The Company has incurred restructuring and related charges as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Severance and related costs	$5.3	$1.3	$5.8	$6.3
Asset write-off and accelerated depreciation	—	—	1.1	0.3
Consulting, project implementation and management, and other exit costs	2.9	1.9	7.6	6.6
Total restructuring and related charges (1)	$8.2	$3.2	$14.5	$13.2

(1) Restructuring and related charges of $0.6 are included within Selling, general and administrative expense (“SG&A”) for both the three and nine months ended June 30, 2025. Restructuring and related charges of $0.1 are included within SG&A for the three and nine months ended June 30, 2024.

Consolidation of Mexico Facilities

In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is anticipating incurring restructuring and related charges of $27 in fiscal 2025 and is expected to be completed by the second quarter of fiscal 2026.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Severance and related benefit costs (1)	$0.3	$—	(0.2)	—
Asset write-off and accelerated depreciation	1.2	—	1.8	—
Consulting, project implementation and management, and other exit costs	8.1	—	18.1	—
Total restructuring and related charges (2) (3)	$9.6	$—	$19.7	$—

(1) Due to natural workforce attrition, the Company recorded an adjustment for the nine months ended June 30, 2025 to the severance accrual as of September 30, 2024.

(2) Restructuring and related charges of $1.2 are included within Cost of products sold for both the three and nine months ended June 30, 2025.

(3) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
Restructuring Reserves

	Operating Model Redesign	Consolidation of Mexico Facilities	Total
Severance and related benefit costs
Balance at September 30, 2024	$5.1	$15.6	$20.7
Charge to income	5.8	(0.2)	5.6
Cash payments	(2.3)	1.0	(1.3)
Non-cash utilization	(1.3)	(0.6)	(1.9)
Balance at June 30, 2025	7.3	15.8	23.1

Asset write-off and accelerated depreciation
Balance at September 30, 2024	—	—	—
Charge to income	1.1	1.8	2.9
Non-cash utilization	(1.1)	(1.8)	(2.9)
Balance at June 30, 2025	—	—	—

Consulting, project implementation and management, and other exit costs
Balance at September 30, 2024	0.7	—	0.7
Charge to income	7.6	18.1	25.7
Cash payments	(7.6)	(15.9)	(23.5)
Non-cash utilization	(0.7)	(1.5)	(2.2)
Balance at June 30, 2025	—	0.7	0.7

Total restructuring and related activities accrual	$7.3	$16.5	$23.8

Note 3 - Income Taxes
The source of income taxes are below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Earnings before income taxes	$37.2	$62.5	$76.8	$115.5
Income tax provision	8.1	13.5	20.8	25.7

Effective tax rate	21.7%	21.6%	27.0%	22.2%
For the three and nine months ended June 30, 2025, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
For the three and nine months ended June 30, 2024, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and several new US tax law changes. The legislation has multiple effective dates with certain provisions effective for the Company beginning fiscal 2026. We are currently assessing the impact of these tax law changes on our consolidated financial statements.

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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net earnings per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Basic weighted-average shares outstanding	46.8	49.5	47.8	49.8
Effect of dilutive securities:
Options, RSE and PRSE awards	0.2	0.6	0.2	0.5
Total dilutive securities	0.2	0.6	0.2	0.5
Diluted weighted-average shares outstanding	47.0	50.1	48.0	50.3

The following weighted-average common shares were excluded from the calculation of diluted net earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Options, RSE and PRSE awards	2.0	1.1	1.5	1.1

Note 5 - Inventories

	June 30, 2025	September 30, 2024
Inventories
Raw materials and supplies	$78.6	$82.6
Work in process	99.2	91.8
Finished products	310.6	302.9
Total inventories	$488.4	$477.3

Note 6 - Property, Plant and Equipment (“PP&E”)

	June 30, 2025	September 30, 2024
Property, Plant and Equipment
Land	$19.3	$18.9
Buildings	151.6	147.9
Machinery and equipment	1,154.3	1,132.7
Capitalized software costs	68.0	62.5
Construction in progress	77.3	62.0
Total gross property, plant and equipment	1,470.5	1,424.0
Accumulated depreciation and amortization	(1,114.8)	(1,074.9)
Total property, plant and equipment, net	$355.7	$349.1
The components of depreciation expense for PP&E, net and amortization expense for capitalized software costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$13.4	$13.0	$39.5	$40.0
Amortization expense associated with capitalized software	1.0	0.9	2.9	3.2

Note 7 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance as of September 30, 2024	$1,146.0	$357.4	$206.2	$1,709.6
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of September 30, 2024	$777.0	$355.4	$206.2	$1,338.6

Changes in the nine months ended June 30, 2025
Cumulative translation adjustment	$4.1	$0.4	$(0.2)	$4.3

Gross balance as of June 30, 2025	$1,150.1	$357.8	$206.0	$1,713.9
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance as of June 30, 2025	$781.1	$355.8	$206.0	$1,342.9
The following table sets forth intangible assets by class:

	June 30, 2025			September 30, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$601.7	$—	$601.7	$597.7	$—	$597.7

Amortizable
Trade names and brands	$340.0	$116.0	$224.0	$339.8	$104.0	$235.8
Technology and patents	80.2	78.2	2.0	79.7	77.3	2.4
Customer related and other	273.3	171.7	101.6	272.5	159.9	112.6
Amortizable intangible assets	693.5	365.9	327.6	692.0	341.2	350.8
Total intangible assets	$1,295.2	$365.9	$929.3	$1,289.7	$341.2	$948.5

Amortization expense was $7.8 and $23.3 for the three and nine months ended June 30, 2025, respectively. Amortization expense was $7.7 and $23.3 for the three and nine months ended June 30, 2024, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2025	$7.8
2026	30.8
2027	30.6
2028	30.5
2029	30.5
2030	30.5
Thereafter	166.9

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

During the third quarter of 2025, we identified a triggering event for our Feminine Care reporting unit which required us to complete an interim impairment analysis because of the business’s financial performance. The interim impairment review was also performed on the indefinite-lived trade names for Carefree/Stayfree/o.b.. As a result of the interim impairment analysis for goodwill and indefinite-lived intangible assets, no impairment charge was recorded for the three and nine months ended June 30, 2025 as the fair values exceeded carrying value.

The Company performed an interim impairment analysis for the Feminine Care reporting unit using financial information through June 30, 2025 and forecasts for cash flows developed using the Company's three-year strategic plan. The analysis was completed in a manner consistent with the annual impairment test using a weighted income approach and market approach. The income approach used the reporting unit’s projections of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted average cost of capital. The market approach used market multiples of comparable companies. The results of the impairment analysis indicated that the fair value of the Feminine Care reporting unit exceeded its carrying value as of June 30, 2025 by less than 10%. Key assumptions used in valuing the reporting unit included a weighted average cost of capital of 12.0% and terminal growth rate of 2.5%. Unfavorable fluctuations in the discount rates or declines in forecasted sales and margins could result in impairment of our reporting units and indefinite-lived trade names. The Company will continue to evaluate the fair value of goodwill and intangible assets through the fourth quarter of fiscal 2025 for potential impairment.

Note 8 - Supplemental Balance Sheet Information

	June 30, 2025	September 30, 2024
Other Current Assets
Prepaid expenses	$84.2	$76.4
Value added tax receivables	45.8	40.0
Income taxes receivable	19.9	14.7
Other	13.6	9.1
Total other current assets	$163.5	$140.2
Other Current Liabilities
Accrued advertising and sales promotion	$45.6	$26.3
Accrued trade allowances	29.8	28.7
Accrued salaries, vacations and incentive compensation	48.1	78.6
Income taxes payable	23.5	13.6
Returns reserve	37.2	50.3
Accrued interest	9.7	24.7
Restructuring reserve	23.8	21.4
Short term lease obligation	16.3	16.6
Other	85.7	59.6
Total other current liabilities	$319.7	$319.8
Other Liabilities
Pensions and other retirement benefits	$38.5	$45.6
Other	113.0	129.4
Total other liabilities	$151.5	$175.0

Note 9 - Accounts Receivable Facilities
The Company participates in accounts receivable facility programs both in the United States and Japan. These receivable agreements are between the Company and MUFG Bank, LTD (“MUFG”), and the subsidiaries of both parties. Transfers under the accounts receivable repurchase agreements are accounted for as sales of accounts receivables, resulting in the receivables being derecognized from the Condensed Consolidated Balance Sheets. MUFG, as the purchaser, assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under accounts receivable repurchase agreements is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company has considered its performance obligation to collect and service the receivables sold in the United States and Japan and has determined that the costs associated with such services are not material. The Company has deemed the compensation received acceptable servicing compensation and as such, the Company does not recognize a servicing asset or liability.
Accounts receivables sold were $363.2 and $887.8 for the three and nine months ended June 30, 2025, respectively, and $353.5 and $886.0 for the three and nine months ended June 30, 2024, respectively. The trade receivables sold that remained outstanding as of June 30, 2025 and September 30, 2024 were $145.6 and $88.6, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The subsequent cash collections and remittances of cash to MUFG for receivables serviced by the Company are considered financing cash flow activity and are presented net for the period. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The loss on sale of trade receivables was $1.7 and $4.1 for the three and nine months ended June 30, 2025, respectively. The loss on sale of trade receivables was $1.8 and $4.6 for the three and nine months ended June 30, 2024, respectively.

Note 10 - Debt
The detail of long-term debt was as follows:

	June 30, 2025	September 30, 2024
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. Revolving Credit Facility	130.0	34.0
Total	1,380.0	1,284.0
Less unamortized debt issuance costs and discount (1)	7.3	9.0
Total long-term debt	$1,372.7	$1,275.0
(1)As of June 30, 2025, debt issuance costs were $4.3 and $3.0 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively. As of September 30, 2024, debt issuance costs were $5.4 and $3.6 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively.
As of June 30, 2025 and September 30, 2024, the Company had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $23.2 and $24.5, respectively, with weighted-average interest rates of 3.7% and 3.8% as of June 30, 2025 and September 30, 2024, respectively. These notes were primarily outstanding international borrowings.

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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service cost	$0.7	$0.5	$1.9	$1.4
Interest cost	4.6	5.3	13.6	16.0
Expected return on plan assets	(5.5)	(4.9)	(16.2)	(14.6)
Recognized net actuarial loss	0.6	0.4	1.8	1.1
Net periodic cost	$0.4	$1.3	$1.1	$3.9
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income.

Note 12 - Shareholders’ Equity
Share Repurchases
In January 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to 10.0 shares of the Company’s common stock, replacing the previous share repurchase authorization from May 2015. The Company repurchased 2.8 shares of its common stock for $90.2 during the nine months ended June 30, 2025. As of June 30, 2025, there are 0.2 shares of common stock available for repurchase in the future under the Board’s authorization. Any future share repurchases may be made in the open market, privately negotiated transactions, or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs, and other factors.
Dividends
Dividend activity in the nine months ended June 30, 2025 are as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
February 6, 2025	March 5, 2025	April 9, 2025	$0.15
May 7, 2025	June 6, 2025	July 9, 2025	$0.15
On August 5, 2025, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2025. The dividend will be payable on October 8, 2025 to shareholders of record as the close of business on September 4, 2025.
Dividends declared during the nine months ended June 30, 2025 totaled $21.7. Payments made for dividends during the nine months ended June 30, 2025 totaled $22.4.

Note 13 - Accumulated Other Comprehensive Loss
The following table presents the changes in Accumulated Other Comprehensive (Loss) Income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
Other comprehensive income (loss), net of tax	28.2	(0.1)	(0.4)	27.7
Reclassifications to earnings	—	1.3	(1.1)	0.2
Balance as of June 30, 2025	$(40.1)	$(83.6)	$(3.2)	$(126.9)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
Other comprehensive income (loss), net of tax	(2.1)	(1.9)	2.9	(1.1)
Reclassifications to earnings	—	0.8	(3.0)	(2.2)
Balance as of June 30, 2024	$(89.0)	$(87.1)	$2.8	$(173.3)

The following table presents the reclassifications out of AOCI:

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2025	2024	2025	2024
Gain on cash flow hedges
Foreign exchange contracts	$(0.2)	$2.0	$1.5	$4.4	Other (income) expense, net
Income tax (benefit) expense	(0.1)	0.6	0.4	1.4	Income tax provision
	(0.1)	1.4	1.1	3.0
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.6)	$(0.4)	$(1.8)	$(1.1)
Income tax (benefit)	(0.2)	(0.2)	(0.5)	(0.3)	Income tax provision
	(0.4)	(0.2)	(1.3)	(0.8)
Total reclassifications for the period	$(0.5)	$1.2	$(0.2)	$2.2
(1)These AOCI components are included in the computation of net periodic cost. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Note 14 - Financial Instruments and Risk Management

In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with certain of its counterparties as set forth in detail below that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of June 30, 2025 and September 30, 2024, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. As of June 30, 2025, the Company had $130.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under its U.S. Revolving Credit Facility.
Cash Flow Hedges
As of June 30, 2025, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax losses of $4.5 and $2.4 as of June 30, 2025 and September 30, 2024, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2025 levels over the next 12 months, the majority of the pre-tax losses included in AOCI in the Condensed Consolidated Balance Sheets as of June 30, 2025 is expected to be included in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. Contract maturities for these hedges extend into fiscal 2027. As of June 30, 2025, there were 64 open foreign currency contracts with a total notional value of $125.5.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2025, resulted in a loss of $0.3 and a gain of $0.3, respectively, compared to a gain of $0.7 and $1.3, respectively, for the three and nine months ended June 30, 2024, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. As of June 30, 2025, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	June 30, 2025	September 30, 2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(4.5)	$(2.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$—	$0.1
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$(5.5)	$2.9	$(0.6)	$4.4
(Loss) gain reclassified from AOCI into income (1) (2)	(0.2)	2.0	1.5	4.4
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in income (2)	$(0.3)	$0.7	$0.3	$1.3
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)(Loss) gain was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of June 30, 2025		As of September 30, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$—	$(4.8)	$0.1	$(2.7)
Gross amounts offset in the balance sheet	—	0.3	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$—	$(4.5)	$0.1	$(2.4)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2025	September 30, 2024
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(20.6)	$(21.1)
Derivatives - foreign currency contracts liability	(4.5)	(2.3)
Net assets (liabilities) at estimated fair value	$(25.1)	$(23.4)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of June 30, 2025 and September 30, 2024, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of June 30, 2025 and September 30, 2024, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities.
As of June 30, 2025 and September 30, 2024, the fair market value of fixed rate long-term debt was $1,195.1 and $1,180.0, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements which has been determined based on Level 2 inputs.
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

Segment net sales and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales
Wet Shave	$317.0	$316.3	$897.0	$911.1
Sun and Skin Care	243.4	256.9	595.1	608.1
Feminine Care	66.8	74.6	194.2	216.9
Total net sales	$627.2	$647.8	$1,686.3	$1,736.1

Segment Profit
Wet Shave	$44.1	$47.6	$137.3	$141.7
Sun and Skin Care	46.0	64.2	93.4	117.3
Feminine Care	4.5	6.6	10.8	22.6
Total segment profit	94.6	118.4	241.5	281.6
General corporate and other expenses	(11.6)	(15.8)	(39.3)	(47.0)
Amortization of intangibles	(7.8)	(7.7)	(23.3)	(23.3)
Interest and other expense, net	(19.3)	(17.2)	(58.6)	(60.4)
Restructuring and related charges (1)	(17.8)	(3.2)	(34.2)	(13.2)
Acquisition and integration costs (2)	—	(0.7)	(0.5)	(2.1)
Sun Care reformulation costs (3)	(0.5)	(1.3)	(2.2)	(2.2)
Wet Ones manufacturing plant fire (4)	—	(2.7)	—	(8.0)
Legal matters (5)	—	(2.5)	—	(3.9)
(Loss) gain on investment (6)	—	(3.1)	0.9	(3.1)
Commercial realignment (7)	0.1	—	(3.0)	—
Vendor bankruptcy (8)	(1.2)	—	(1.6)	—
Other project and related costs (9)	0.7	(1.7)	(2.9)	(2.9)
Total earnings before income taxes	$37.2	$62.5	$76.8	$115.5
(1)The Company recorded $17.8 and $3.2 for the three months ended June 30, 2025 and 2024, respectively, and $34.2 and $13.2 for the nine months ended June 30, 2025 and 2024, respectively, related to actions to strengthen its operating model and improve manufacturing and supply chain efficiency and productivity. Includes pre-tax SG&A of $0.6 and $0.1 for the three months ended June 30, 2025 and 2024, respectively, and $0.6 and $0.1 for the nine months ended June 30, 2025 and 2024, respectively. Includes pre-tax Cost of products sold of $1.2 for both the three and nine months ended June 30, 2025 related to accelerated depreciation of certain assets. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
(2)Includes pre-tax SG&A of nil and $0.7 for three months ended June 30, 2025 and 2024, respectively, and $0.5 and $2.1 for the nine months ended June 30, 2025 and 2024, respectively, for the acquisition of Billie, Inc. on November 29, 2021.
(3)Includes pre-tax research and development costs of $0.5 and $1.3 for the three months ended June 30, 2025 and 2024, respectively, and $2.2 and $2.2 for the nine months ended June 30, 2025 and 2024, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(4)On December 1, 2023, a fire occurred at our Wet Ones manufacturing plant in Sidney, Ohio. There were no injuries reported and damage was limited to a single manufacturing process. As a consequence of the fire damage, there was a partial shutdown of the operations that manufacture Wet Ones raw materials. During the three and nine months ended June 30, 2024, the Company incurred $2.7 and $8.0, respectively, in costs related to incremental material charges, labor and absorption as a result of the fire.
(5)Includes pre-tax SG&A of $2.5 and $3.9 in the three and nine months ended June 30, 2024, for the settlement of certain legal matters.
(6)Includes pre-tax gain of $0.9 for the nine months ended June 30, 2025 on the fair value measurement of an equity method investment. Includes pre-tax loss of $3.1 for the three and nine months ended June 30, 2024, on an equity method investment and a related note receivable as a result of a new contractual agreement.
(7)Includes pre-tax Cost of products sold of $0.1 of income and $3.0 of expense during the three and nine months ended June 30, 2025, respectively, related to a shift in go to market strategy and SKU rationalization.
(8)Includes pre-tax Cost of products sold of $1.2 and $1.6 during the three and nine months ended June 30, 2025, respectively, related to government mandated incremental costs related to a bankruptcy at one of our foreign vendors.
(9)Includes pre-tax SG&A of $2.0 and $1.7 for the three months ended June 30, 2025 and 2024, respectively, pre-tax SG&A of $4.4 and $2.9 for the nine months ended June 30, 2025 and 2024, respectively and Other income of $2.7 and $1.5 for the three and nine months ended June 30 2025, respectively, related to certain corporate project and other related costs.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Sales to Customers
United States	$344.7	$373.7	$928.0	$983.0
International	282.5	274.1	758.3	753.1
Total net sales	$627.2	$647.8	$1,686.3	$1,736.1

Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Razors and blades	$287.8	$287.4	$814.2	$822.7
Tampons, pads, and liners	66.8	74.6	194.2	216.9
Sun care products	175.1	191.3	386.7	417.3
Grooming products	46.5	43.5	148.3	135.3
Wipes and other skin care	21.8	22.1	60.1	55.5
Shaving gels and creams	29.2	28.9	82.8	88.4
Total net sales	$627.2	$647.8	$1,686.3	$1,736.1

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 14, 2024, as amended on November 21, 2024 (the “2024 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2024 Annual Report or in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.
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
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2024 Annual Report or in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.
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

Executive Summary
The following is a summary of key results for the third quarter and first nine months of fiscal 2025, as compared to the corresponding periods in fiscal 2024. In addition to net sales, net earnings and earnings per share (“EPS”) for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.
Third Quarter of Fiscal 2025
•Net sales in the third quarter of fiscal 2025 decreased $20.6, or 3.2%, to $627.2, as compared to the prior year quarter. Organic net sales decreased $27.5, or 4.2%. Organic growth in international markets was 2.2%, largely driven by price gains, seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 8.0%, due to volume declines and increased promotional levels in Sun Care, Wet Shave, and Feminine Care.
•Net earnings in the third quarter of fiscal 2025 were $29.1 compared to $49.0 in the prior year quarter. On an adjusted basis, net earnings for the third quarter of fiscal 2025 were $43.4 compared to $61.2 in the prior year quarter. Adjusted net earnings decreased primarily due to lower net sales.
•Diluted net earnings per share during the third quarter of fiscal 2025 were $0.62 compared to $0.98 in the prior year quarter. On an adjusted basis, diluted net earnings per share during the third quarter of fiscal 2025 were $0.92 compared to $1.22 in the prior year quarter.

	Three Months Ended June 30, 2025
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$268.5	$104.4	$53.7	$37.2	$8.1	$29.1	$0.62
Restructuring and related charges	1.2	(0.6)	17.8	17.8	4.4	13.4	0.28
Sun Care reformulation costs	—	—	0.5	0.5	0.1	0.4	0.01
Commercial realignment	(0.1)	—	(0.1)	(0.1)	—	(0.1)	0.00
Vendor bankruptcy	1.2	—	1.2	1.2	0.3	0.9	0.02
Other project and related costs	—	(2.0)	2.0	(0.7)	(0.4)	(0.3)	(0.01)
Total Adjusted Non-GAAP	$270.8	$101.8	$75.1	$55.9	$12.5	$43.4	$0.92

GAAP as a percent of net sales	42.8%	16.6%	8.6%	GAAP effective tax rate		21.7%
Adjusted as a percent of net sales	43.2%	16.2%	12.0%	Adjusted effective tax rate		22.4%

	Three Months Ended June 30, 2024
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$287.1	$110.1	$82.7	$62.5	$13.5	$49.0	$0.98
Restructuring and related charges	—	(0.1)	3.2	3.2	0.8	2.4	0.04
Acquisition and integration costs	—	(0.7)	0.7	0.7	0.2	0.5	0.01
Sun Care reformulation costs	—	—	1.3	1.3	0.3	1.0	0.02
Wet Ones manufacturing plant fire	2.7	—	2.7	2.7	0.7	2.0	0.04
Legal matter	—	(2.5)	2.5	2.5	0.7	1.8	0.04
Loss on investment	—	—	—	3.1	—	3.1	0.06
Other project and related costs	—	(1.7)	1.7	1.7	0.3	1.4	0.03
Total Adjusted Non-GAAP	$289.8	$105.1	$94.8	$77.7	$16.5	$61.2	$1.22

GAAP as a percent of net sales	44.3%	17.0%	12.8%	GAAP effective tax rate		21.6%
Adjusted as a percent of net sales	44.7%	16.2%	14.6%	Adjusted effective tax rate		21.2%
(1) EBIT is defined as earnings before Income taxes.

First Nine Months of Fiscal 2025
•Net sales in the first nine months of fiscal 2025 decreased $49.8, or 2.9%, to $1,686.3, as compared to the prior year period. Organic net sales decreased $42.9, or 2.5%. Organic growth in international markets was 2.3%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 5.4%, due to declines in Wet Shave, Sun Care and Feminine Care. Globally, organic growth in Grooming and Skin Care was more than offset by declines in Sun Care, Feminine Care and Wet Shave. In aggregate, organic net sales decreased as a result of volume declines in Wet Shave, Feminine Care and Sun Care.
•Net earnings in the first nine months of fiscal 2025 were $56.0 compared to $89.8 in the prior year period. On an adjusted basis, net earnings for the first nine months of fiscal 2025 were $88.5 compared to $117.2 in the prior year period. Adjusted net earnings decreased primarily due to lower net sales and a decrease in gross margin.
•Diluted net earnings per share during the first nine months of fiscal 2025 were $1.17 compared to $1.79 in the prior year period. On an adjusted basis, diluted net earnings per share during the first nine months of fiscal 2025 were $1.84 compared to $2.33 in the prior year period.

	Nine months ended June 30, 2025
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$716.3	$313.0	$132.9	$76.8	$20.8	$56.0	$1.17
Restructuring and related charges	1.2	(0.6)	34.2	34.2	8.5	25.7	0.53
Acquisition and integration costs	—	(0.5)	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	2.2	2.2	0.5	1.7	0.04
Gain on investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Commercial realignment	3.0	—	3.0	3.0	0.9	2.1	0.04
Vendor bankruptcy	1.6	—	1.6	1.6	0.4	1.2	0.02
Other project and related costs	—	(4.4)	4.4	2.9	0.6	2.3	0.05
Total Adjusted Non-GAAP	$722.1	$307.5	$178.8	$120.3	$31.8	$88.5	$1.84

GAAP as a percent of net sales	42.5%	18.6%	7.9%	GAAP effective tax rate		27.0%
Adjusted as a percent of net sales	42.8%	18.2%	10.6%	Adjusted effective tax rate		26.4%

	Nine Months Ended June 30, 2024
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$742.9	$320.9	$178.9	$115.5	$25.7	$89.8	$1.79
Restructuring and related charges	—	(0.1)	13.2	13.2	3.3	9.9	0.20
Acquisition and integration costs	—	(2.1)	2.1	2.1	0.5	1.6	0.03
Sun Care reformulation costs	—	—	2.2	2.2	0.5	1.7	0.03
Wet Ones manufacturing plant fire	8.0	—	8.0	8.0	2.0	6.0	0.12
Legal matter	—	(3.9)	3.9	3.9	1.0	2.9	0.06
Loss on investment	—	—	—	3.1	—	3.1	0.06
Other project and related costs	—	(2.9)	2.9	2.9	0.7	2.2	0.04
Total Adjusted Non-GAAP	$750.9	$311.9	$211.2	$150.9	$33.7	$117.2	$2.33

GAAP as a percent of net sales	42.8%	18.5%	10.3%	GAAP effective tax rate		22.2%
Adjusted as a percent of net sales	43.3%	18.0%	12.2%	Adjusted effective tax rate		22.3%

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2025, as compared to the corresponding periods in fiscal 2024, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended June 30, 2025
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2024	$647.8		$1,736.1
Organic	(27.5)	(4.2)%	(42.9)	(2.5)%
Impact of currency	6.9	1.1%	(6.9)	(0.4)%
Net sales - fiscal 2025	$627.2	(3.2)%	$1,686.3	(2.9)%
For the third quarter of fiscal 2025, net sales decreased $20.6, or 3.2%, to $627.2, including a $6.9, or 1.1%, favorable impact from currency movements, as compared to the prior year quarter. Organic net sales decreased $27.5, or 4.2%. Organic growth in international markets was 2.2%, largely driven by price gains, seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 8.0%, due to volume declines and increased promotional levels in Sun Care, Wet Shave, and Feminine Care.
For the first nine months of fiscal 2025, net sales were $1,686.3, a decrease of $49.8, or 2.9%, including a $6.9, or 0.4%, unfavorable impact from currency movements. Organic net sales decreased $42.9, or 2.5%. Organic growth in international markets was 2.3%, driven by both price and volume gains, and seen across Wet Shave and Sun & Skin Care. Organic sales declined in North America by 5.4%, due to declines in Wet Shave, Sun Care and Feminine Care. Globally, organic growth in Grooming and Skin Care was more than offset by declines in Sun Care, Feminine Care and Wet Shave. In aggregate, organic net sales decreased as a result of volume declines in Wet Shave, Feminine Care and Sun Care.
Gross Profit
Gross profit was $268.5 during the third quarter of fiscal 2025, compared to $287.1 in the prior year quarter, a decrease of $18.6, or 6.5%. Gross margin as a percent of net sales for the third quarter of fiscal 2025 decreased 150-basis points, to 42.8%. Adjusted gross margin, as a percent of net sales, decreased 150-basis points. Productivity savings of approximately 270-basis points were more than offset by 180-basis points of core inflation and volume absorption, approximately 110-basis points of negative foreign currency, 90-basis points of increased promotional levels (net of pricing) and 40-basis points of unfavorable mix and other.
Gross profit was $716.3 during the first nine months of fiscal 2025, compared to $742.9 in the prior year period, a decrease of $26.6, or 3.6%. Gross margin as a percent of net sales for the third quarter of fiscal 2025 decreased 30-basis points, to 42.5%. Adjusted gross margin as a percent of net sales decreased 50-basis points, to 42.8% in the quarter. Productivity savings of approximately 330-basis points were more than offset by 200-basis points of core inflation and volume absorption, 80-basis points of negative foreign currency and 50-basis points of increased promotional levels (net of pricing) and 50-basis points of unfavorable mix and other.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $104.4, or 16.6%, of net sales in the third quarter of fiscal 2025 compared to $110.1, or 17.0%, of net sales in the prior year quarter. Adjusted SG&A was 16.2% of net sales, flat to the prior year quarter, which was primarily driven by lower incentive compensation expense and favorable currency impacts, partly offset by higher consulting expenses and the impact of lower net sales.
SG&A expense was $313.0, or 18.6%, of net sales in the first nine months of fiscal 2025 compared to $320.9, or 18.5%, of net sales in the prior year period. Adjusted SG&A was $307.5, or 18.2% of net sales, an increase of 20-basis points, which was primarily driven by the impact of lower net sales, higher consulting expenses and unfavorable currency impacts, partially offset by lower incentive compensation expense.
Advertising and Sales Promotion Expense
Advertising and sales promotion (“A&P”) expense for the third quarter of fiscal 2025 was $80.4, an increase of $3.8, or 5.0%, compared to $76.6 in the prior year quarter. A&P was 12.8% of net sales, compared to 11.8% in the prior year quarter.

A&P expense for the first nine months of fiscal 2025 was $196.2, an increase of $8.3, or 4.4%, compared to $187.9 in the prior year period. A&P was 11.6% of net sales, compared to 10.8% in the prior year period.
Research and Development Expense
Research and development (“R&D”) expense for the third quarter of fiscal 2025 was $14.0, a decrease of $0.6, or 4.1%, compared to $14.6 in the prior year quarter. As a percentage of net sales, R&D expense was 2.2% in the third quarter of fiscal 2025, compared to 2.3% in the prior year quarter.
R&D expense for the first nine months of fiscal 2025 was $41.8, a decrease of $0.3, or 0.7%, compared to $42.1 in the prior year period. As a percentage of net sales, R&D expense was 2.5% in the third quarter of fiscal 2025, compared to 2.4% in the prior year period.
Restructuring and Related Charges
In fiscal 2025, the Company continues to take specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency through restructuring actions, including certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, we expect to incur pre-tax charges of approximately $44 in fiscal 2025. We incurred $16.0 and $3.1 during the third quarter of fiscal 2025 and 2024, respectively, and $32.4 and $13.1 during the first nine months of fiscal 2025 and 2024, respectively.
Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2025 was $19.4, an increase of $0.6, or 3.2%, compared to $18.8 in the prior year quarter. The increase in interest expense was the result of higher borrowing levels on the Company’s U.S. Revolving Credit Facility.
Interest expense associated with debt for the first nine months of fiscal 2025 was $58.4, a decrease of $0.6, or 1.0%, compared to $59.0 in the prior year period. The decrease in interest expense was the result of a lower borrowing rate on the Company’s U.S. Revolving Credit Facility.
Other (income) expense, net
Other (income) expense, net, was income of $2.9 in the third quarter of fiscal 2025, compared to expense of $1.4 in the prior year quarter. Currency hedge and remeasurements gains were $1.1 million in the current quarter, compared to a gain of $3.3 million in the prior year quarter. The current year quarter included $2.7 of other project gains, compared to the prior year quarter which included a loss on investment of $3.1. Adjusted other (income) expense, net was income of $0.2 compared to income of $1.7 in the prior year quarter.
Other (income) expense, net, was income of $2.3 in the first nine months of fiscal 2025, including a gain on investment of $0.9, compared to expense of $4.4 in the prior year period. Currency hedge and remeasurements gains were $1.4 million in the current period, compared to a gain of $4.3 million in the prior year period. The current year period included $1.5 of other project gains, compared to the prior year period which included a loss on investment of $3.1. Adjusted other (income) expense, net was expense of $0.1 compared to expense of $1.3 in the prior year quarter.
Income Tax Provision
The effective tax rate for the third quarter of fiscal 2025, was 21.7%, compared to 21.6% in the prior year quarter. The fiscal 2025 effective tax rate reflects the impact of less favorable discrete items compared to the prior year quarter. On an adjusted basis, the effective tax rate was 22.4% for the third quarter ended June 30, 2025, and 21.2% in the prior year quarter.

The effective tax rate for the first nine months of fiscal 2025, was 27.0%, compared to 22.2% in the prior year period. The fiscal 2025 effective tax rate reflects the impact of net unfavorable discrete items compared to the prior year period which included net favorable discrete items. On an adjusted basis, the effective tax rate was 26.4% for the first nine months ended June 30, 2025, and 22.3% in the prior year period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and several new U.S. tax law changes. The legislation has multiple effective dates with certain provisions effective for the Company beginning fiscal 2026. We are currently assessing the impact of these tax law changes on our consolidated financial statements.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2025, compared to the corresponding period in fiscal 2024, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to earnings before income taxes, refer to Note 15 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended June 30, 2025
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2024	$316.3		$911.1
Organic	(5.7)	(1.8)%	(12.2)	(1.3)%
Impact of currency	6.4	2.0%	(1.9)	(0.2)%
Net sales - fiscal 2025	$317.0	0.2%	$897.0	(1.5)%
Wet Shave net sales for the third quarter of fiscal 2025 were $317.0, an increase of $0.7, or 0.2%, as compared to the prior year quarter, including a $6.4, or 2.0%, favorable impact from currency. Organic net sales decreased $5.7, or 1.8%, as 2.8% growth in international markets, driven by higher price, was more than offset by volume declines and increased promotional levels in North America. Organic net sales declined 7.8% in North America.
Wet Shave net sales for the first nine months of fiscal 2025 were $897.0, a decrease of $14.1, or 1.5%, as compared to the prior year period, including a $1.9, or 0.2%, unfavorable impact from currency. Organic net sales decreased $12.2, or 1.3%, as 2.9% growth in international markets, driven by both higher volumes and price, was more than offset by a 6.6% decline in North America, driven by lower volumes.

Segment Profit -Wet Shave
Period Ended June 30, 2025
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2024	$47.6		$141.7
Organic	1.1	2.3%	7.6	5.4%
Impact of currency	(4.6)	(9.7)%	(12.0)	(8.5)%
Segment profit - fiscal 2025	$44.1	(7.4)%	$137.3	(3.1)%
Wet Shave segment profit for the third quarter of fiscal 2025 was $44.1, a decrease of $3.5, or 7.4%, and inclusive of a $4.6, or 9.7%, unfavorable impact from currency. The increase in organic segment profit $1.1, or 2.3%, excluding the impact of foreign currency, was due to higher gross margins and lower SG&A spend, partly offset by higher marketing expenses.
Wet Shave segment profit for the first nine months of fiscal 2025 was $137.3, a decrease of $4.4, or 3.1%, and inclusive of a $12.0, or 8.5%, unfavorable impact from currency. Organic segment profit increased $7.6, or 5.4%, as higher gross margins were partly offset by higher marketing expenses.

Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended June 30, 2025
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2024	$256.9		$608.1
Organic	(14.1)	(5.5)%	(8.4)	(1.3)%
Impact of currency	0.6	0.2%	(4.6)	(0.8)%
Net sales - fiscal 2025	$243.4	(5.3)%	$595.1	(2.1)%

Sun and Skin Care net sales for the third quarter of fiscal 2025 decreased $13.5, or 5.3%, as compared to the prior year quarter, including a favorable impact from foreign currency of $0.6, or 0.2%. Organic net sales decreased $14.1, or 5.5%, largely driven by weather related volume declines and increased competition in North America Sun Care. Grooming increased 6.1% driven by increased volumes. In aggregate, the decrease in organic sales was related to a 7.1% decline in North America , partially offset by an increase of 0.7% in International sales.
Sun and Skin Care net sales for the first nine months of fiscal 2025 decreased $13.0, or 2.1%, as compared to the prior year period, including an unfavorable impact from foreign currency of $4.6, or 0.8%. Organic net sales decreased $8.4, or 1.3%, driven by declines in North America Sun Care, partially offset by strong performance in Grooming and Wet One’s, led by Cremo. In aggregate, the decrease in organic sales was related to a 1.7% decrease in North America, partially offset by an increase of 0.3% in International sales.

Segment Profit - Sun and Skin Care
Period Ended June 30, 2025
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2024	$64.2		$117.3
Organic	(16.9)	(26.3)%	(19.5)	(16.6)%
Impact of currency	(1.3)	(2.0)%	(4.4)	(3.8)%
Segment profit - fiscal 2025	$46.0	(28.3)%	$93.4	(20.4)%

Sun and Skin Care segment profit for the third quarter of fiscal 2025 was $46.0, a decrease of $18.2, or 28.3%, as compared to the prior year quarter, including an unfavorable impact from foreign currency of $1.3, or 2.0%. Organic segment profit decreased $16.9 million, or 26.3%, driven by lower gross margin and higher marketing and SG&A expenses.
Sun and Skin Care segment profit for the first nine months of fiscal 2025 was $93.4, a decrease of $23.9, or 20.4%, as compared to the prior year period, including an unfavorable impact from foreign currency of $4.4, or 3.8%. Organic segment profit decreased $19.5, or 16.6%, driven by lower gross margin and higher SG&A expenses, partially offset by lower marketing expenses.
Feminine Care

Net Sales - Feminine Care
Period Ended June 30, 2025
	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2024	$74.6		$216.9
Organic	(7.7)	(10.4)%	(22.3)	(10.3)%
Impact of currency	(0.1)	(0.1)%	(0.4)	(0.2)%
Net sales - fiscal 2025	$66.8	(10.5)%	$194.2	(10.5)%
Feminine Care net sales for the third quarter of fiscal 2025 were $66.8, a decrease of $7.8, or 10.5%, with minimal currency impact. Organic net sales decreased $7.7, or 10.4%, largely driven by a decline in Pads and Tampons. In aggregate, the decrease in organic sales was driven by a 10.8% decline in North America and a 3.6% decline in International sales.
Feminine Care net sales for the first nine months of fiscal 2025 were $194.2, a decrease of $22.7, or 10.5%. Organic net sales decreased $22.3, or 10.3%, largely driven by a decline in Pads and Tampons. In aggregate, the decrease in organic sales was related to a 10.4% decline in North America and a 9.1% decline in International sales.

Segment Profit - Feminine Care
Period Ended June 30, 2025
	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2024	$6.6		$22.6
Organic	(1.7)	(25.7)%	(11.3)	(50.0)%
Impact of currency	(0.4)	(6.1)%	(0.5)	(2.2)%
Segment profit - fiscal 2025	$4.5	(31.8)%	$10.8	(52.2)%
Feminine Care segment profit for the third quarter of fiscal 2025 was $4.5, a decrease of $2.1, or 31.8%. Organic segment profit decreased $1.7, or 25.7%, primarily driven by lower gross profit and was partially offset by lower marketing and SG&A expenses.
Feminine Care segment profit for the first nine months of fiscal 2025 was $10.8, a decrease of $11.8, or 52.2%. Organic segment profit decreased $11.3, or 50.0%, primarily driven by lower gross profit and was partially offset by lower SG&A and marketing expenses.
General Corporate and Other Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
General corporate and other expenses	$(11.6)	$(15.8)	$(39.3)	$(47.0)
Amortization of intangibles	(7.8)	(7.7)	(23.3)	(23.3)
Interest and other expense, net	(19.3)	(17.2)	(58.6)	(60.4)
Restructuring and related charges	(17.8)	(3.2)	(34.2)	(13.2)
Acquisition and integration costs	—	(0.7)	(0.5)	(2.1)
Sun Care reformulation costs	(0.5)	(1.3)	(2.2)	(2.2)
Wet Ones manufacturing plant fire	—	(2.7)	—	(8.0)
Legal matters	—	(2.5)	—	(3.9)
Gain (loss) on investment	—	(3.1)	0.9	(3.1)
Commercial realignment	0.1	—	(3.0)	—
Vendor bankruptcy	(1.2)	—	(1.6)	—
Other project and related costs	0.7	(1.7)	(2.9)	(2.9)
General corporate and other expenses	$(57.4)	$(55.9)	$(164.7)	$(166.1)

% of net sales	(9.2)%	(8.6)%	(9.8)%	(9.6)%
For the third quarter of fiscal 2025 and 2024, corporate expenses were $57.4, or 9.2%, of net sales, compared to $55.9, or 8.6% in the prior year quarter. For the first nine months of fiscal 2025, corporate expenses were $164.7, or 9.8%, of net sales, compared to $166.1, or 9.6% in the prior year period.
During both the third quarter and first nine months of fiscal 2025, corporate expenses decreased primarily related to lower people costs.
During the first nine months of fiscal 2025, we recorded a gain of $0.9 for an equity method investment. During both the third quarter and the first nine months of fiscal 2024, we recorded a loss of $3.1 on an equity method investment and a related note receivable as a result of a new contractual agreement.
During the third quarter and first nine months of fiscal 2025, we incurred income of $0.1 and expense of $3.0, respectively, related to a shift in go to market strategy and SKU rationalization.
During the third quarter and first nine months of fiscal 2025, we incurred costs of $1.2 and $1.6, respectively, related to government mandated incremental costs related to the bankruptcy of one of our foreign vendors.
During the third quarter and first nine months of fiscal 2024, the Company incurred $2.7 and $8.0, respectively, in costs related to incremental material charges, labor and absorption as a result of the fire that occurred at our Wet Ones manufacturing plant in Sidney, Ohio on December 1, 2023.

Liquidity and Capital Resources
As of June 30, 2025, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of June 30, 2025 and September 30, 2024 were as follows:

	Interest Type	Currency	June 30, 2025	September 30, 2024
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under the U.S. Revolving Credit Facility	variable	USD	130.0	34.0
Short-term notes payable	variable	various	23.2	24.5
Total borrowings			$1,403.2	$1,308.5
Our Revolver utilization is summarized below.

	June 30, 2025	September 30, 2024
Total Revolver capacity	$425.0	$425.0
Less: Revolver borrowings	130.0	34.0
Less: Outstanding letters of credit	5.1	5.3
Revolver balance available	$289.9	$385.7

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
As of June 30, 2025, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Nine months ended June 30,
	2025	2024
Net cash provided by (used for) from:
Operating activities	$44.3	$157.3
Investing activities	(45.3)	(36.9)
Financing activities	(10.9)	(139.3)
Effect of exchange rate changes on cash	2.4	(1.4)
Net decrease in cash and cash equivalents	$(9.5)	$(20.3)
Operating Activities
Cash flow provided by operating activities was $44.3 during the first nine months of fiscal 2025, compared to $157.3 during the prior year period. The increase in cash used for operating activities was largely driven by changes in net working capital and lower earnings.
Investing Activities
Net cash used for investing activities was $45.3 during the first nine months of fiscal 2025, compared to $36.9 during the prior year period. The increase in cash used was primarily due to an increase in capital expenditures, which were $49.4 during the first nine months of fiscal 2025, compared to $30.6 in the prior year period.
Financing Activities
Net cash used for financing activities was $10.9 during the first nine months of fiscal 2025, compared to $139.3 in the prior year period. During the first nine months of fiscal 2025, we had net borrowings of $96.0 under the U.S. Revolving Credit Facility, compared to repayments of $72.0 in the prior year period. Dividend payments totaled $22.4 in the first nine months of fiscal 2025, compared to $23.3 in the prior year period. We had share repurchases of $90.2 in the first nine months of fiscal 2025, compared to $40.2 in the prior year period.
Share Repurchases
During the first nine months of fiscal 2025, we repurchased 2.8 shares of our common stock for $90.2. We have 0.2 shares remaining under the 2018 Share Repurchase Plan as of June 30, 2025. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. For more information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Dividends
Dividend activity for the nine months ended June 30, 2025 was as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
February 6, 2025	March 5, 2025	April 9, 2025	$0.15
May 7, 2025	June 6, 2025	July 9, 2025	$0.15
On August 5, 2025, the Board declared a quarterly cash dividend of $0.15 per common share for the third fiscal quarter of 2025. The dividend will be payable on October 8, 2025 to shareholders of record as the close of business on September 4, 2025.
Dividends declared during the nine months ended June 30, 2025 totaled $21.7. Payments made for dividends during the nine months ended June 30, 2025 totaled $22.4.
Commitments and Contingencies
Contractual Obligations
As of June 30, 2025, we had outstanding borrowings of $130.0 under the U.S. Revolving Credit Facility, which matures in 2029. As of June 30, 2025, future minimum repayments of fixed debt are: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.

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

At June 30, 2025, after evaluating business conditions and our financial performance, we concluded that there was a triggering event for our Feminine Care reporting unit requiring an interim impairment analysis. Based on our interim impairment analysis, the fair value exceeded carrying value by less than 10% and no impairment charge was recorded for the three and nine months ended June 30, 2025.

The fair value of our reporting units’ goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected EBITDA margin, discount rate and market multiples used to evaluate the fair value. We will continue to evaluate business conditions, our financial performance and our market capitalization for any material changes through the fourth quarter of fiscal 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 14 of Notes to our Condensed Consolidated Financial Statements. As of June 30, 2025, there were no open derivative or hedging instruments for future purchases of raw materials or commodities. Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of June 30, 2025, our outstanding variable-rate debt included $154.3 related to the U.S. Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $1.5.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A. Risk Factors of our 2024 Annual Report describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. There have been no material changes to the risk factors disclosed in our 2024 Annual Report, except as set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2025	283,838	$29.97	283,052	798,862
May 1 to 31, 2025	452,189	$28.27	452,189	346,673
June 1 to 30, 2025	119,979	$26.91	119,979	226,694
(1)There were 786 shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.

For more information, see Note 12 of the Notes To Condensed Consolidated Financial Statements.
Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and nine months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets at June 30, 2025 and September 30, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104*	Cover Page Interactive Data File (cover page XBRL tags are embedded within the Inline XBRL document).

*Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Francesca Weissman
Francesca Weissman
Chief Financial Officer
(principal financial officer)

Date:	August 5, 2025