Form 10-K
period 2025-09-30
EDGEWELL PERSONAL CARE Co
filed 2025-11-18
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
(Address of principal executive offices) (Zip code)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,436,230,216.

The number of shares of the registrant’s common stock outstanding as of October 31, 2025 was 46,464,244.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2025, are incorporated by reference into Part III of this report.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition; our product offerings; our ability to attract and retain customers; our strategy, including our anticipated disposition of the Feminine Care business and the timing of the closing of the transaction; future share repurchases and dividends; our expectations regarding consumer demand and the timing and amount of orders from our largest retail customers; the effect of macroeconomic factors, including supply chain disruptions, tariffs, and inflationary pressures; expectations regarding restructuring initiatives; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate. Additional forward-looking statements may appear throughout this report, including, without limitation, the following sections: Business, Management’s Discussion and Analysis, Risk Factors, and the Notes to the Consolidated Financial Statements. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of the Company or any of our businesses. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:

•our ability to compete in products and prices, as well as costs, in an intensely competitive industry;
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

•the ability to successfully manage evolving global financial risks, including tariffs, foreign currency fluctuations, currency exchange or pricing controls and localized volatility;
•impacts from any loss of our principal customers or changes in the policies or strategies of our customers;
•our level of indebtedness and the various covenants related thereto, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payment;
•our failure to maintain our brands’ reputation and successfully respond to changing consumer habits; and perceptions of certain ingredients, negative perceptions of packaging, lack of recyclability or other environmental attributes;
•our access to capital markets and borrowing capacity;
•impairment of our goodwill and other intangible assets;
•the ability to successfully manage the financial, legal, reputational and operational risks associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners;
•risks associated with our international operations;
•our ability to effectively integrate acquired companies and successfully manage divestiture activities;
•our ability to successfully implement our cost savings initiatives, including rationalization or restructuring efforts;
•the ability to rely on and maintain key Company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein;
•the ability to successfully achieve, maintain or adjust our environmental or sustainability goals and priorities;
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
(in millions, except per share data)
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
In recent years, we have entered the men’s grooming and skin care markets through several acquisitions. On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited (“Bulldog”), a men’s grooming and skincare company based in the United Kingdom (“U.K.”). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a men’s luxury skincare company based in the U.S. On September 2, 2020, we completed the acquisition of Cremo Holding Company, LLC (“Cremo”), a U.S.-based masstige men’s grooming brand. On November 29, 2021, we completed the acquisition of Billie, Inc. (“Billie”), a high-quality shaving and premium body care brand which strengthens our women’s Wet Shave and grooming product portfolio. These more recent acquisitions have created opportunities to expand our personal care portfolio into the growing, global grooming category and have allowed us to leverage our international geographic footprint.

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

Feminine Care
In Feminine Care, we market products under the Playtex, Stayfree, Carefree and o.b. brands. We offer tampons under the Playtex Gentle Glide® 360°®, Playtex Sport®, Playtex and o.b. brands. We also market pads and liners under the Stayfree and Carefree brands. We believe we are one of the top three manufacturers of feminine care products in North America, with unique, competitive product technologies and well-known brands that address complementary consumer needs. On November 6, 2025, the Board of Directors approved the Company entering into an asset purchase agreement to sell its Feminine Care reportable segment for $340.0, subject to a purchase price adjustment upon closing.

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

Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Walmart Inc. and its subsidiaries (“Walmart”), as a group, account for more than 10% of our consolidated annual net sales. Walmart accounted for approximately 17.4% of our net sales in fiscal 2025. Purchases by Walmart included products from all of our segments. Target Corporation represented approximately 9.2% of net sales for our Sun and Skin Care segment and 10.1% for our Feminine Care segment, respectively.
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
Sources and Availability of Raw Materials
The principal raw materials used in our products include steel, various plastic resins, plastic based components, textile fibers and non-woven fabrics, organic and inorganic chemicals, soap-based lubricants and plastic-pulp based packaging. These materials are sourced on a regional or global basis, as applicable, and are mostly available from multiple sources. Price and availability of our raw materials fluctuate over time. While we have confidence our supply assurance plans adequately support our current operational needs, we cannot predict the future with certainty. Both price and supply are subject to risk from global socio- and macroeconomic influences such as, but not limited to, force majeure, loss or impairment to key manufacturing sites, transportation, government regulation including tariffs, currency or other unforeseen circumstances. In the past, we have largely avoided significant interruption in the availability of our input materials and believe that our extensive experience and global reach in procurement will continue to allow us to manage these risks effectively.
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
As of September 30, 2025, we owned, either directly or beneficially, 271 unexpired U.S. patents, which have a range of expiration dates from October 2025 to January 2043, and we had 77 pending U.S. patent applications. We routinely prepare additional patent applications for filing in the U.S. and actively pursue foreign patent protection in various countries. As of September 30, 2025, we owned, either directly or beneficially, 1,321 foreign patents, having a range of expiration dates from October 2025 to June 2050, and we had 152 pending patent applications in foreign countries.
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

Governmental Regulation and Environmental Matters
We are subject to various federal, state, local and foreign laws and regulations by governmental agencies intended to protect the public health and environment, including those governing the manufacture, use, discharge and disposal of hazardous materials, labeling and notice requirements related to consumer exposure to certain chemicals, requirements for the recycling of our products and their packaging and expanding laws and regulations related to sustainability-related matters, and non-financial reporting and diligence. These agencies include, but are not limited to (i) the U.S. Food and Drug Administration (the “FDA”) and equivalent international agencies that regulate ingredients in consumer products; (ii) the U.S. Environmental Protection Agency (“EPA”) and equivalent international agencies that regulate our manufacturing facilities; (iii) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products; and (iv) various U.S. state agencies that implement and enforce laws related to the manufacture, distribution, and sale of products that contain certain ingredients identified as posing potential risks. We have seen an increase in registration and reporting requirements concerning the use and presence of certain chemicals in a number of countries, such as the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulations in the European Union (the “E.U.”), which may impact our products. Contamination has been identified at certain of our current and former facilities, as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received past notices from the EPA, state agencies and private parties seeking contribution that we have been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and, as a result, we may be required to share in the cost of cleanup with respect to a number of federal “Superfund” sites. In addition to potential costs to clean up our own properties, we may also be required to share in the cost of cleanup with respect to state-designated sites and certain international locations.
The amount of our ultimate liability in connection with those sites may depend on many, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses from known environmental liabilities are not expected to have a material adverse effect on our total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in our plans or our understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change or other factors. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business.
The U.S. Toxic Substances Control Act of 1976 (“TSCA”) and similar laws in other jurisdictions are intended to ensure that chemicals do not pose unreasonable risks to human health or the environment. TSCA requires the EPA to maintain the TSCA registry listing chemicals manufactured or processed in the United States, unless those chemicals are being manufactured or processed for purposes expressly exempted from TSCA. TSCA includes a statutory exemption for chemicals being manufactured or processed for products and applications regulated by FDA, and hence, many of our products and activities fall within this statutory exemption. Chemicals not listed on the TSCA registry cannot be imported into or sold in the U.S. until registered with the EPA. TSCA also sets forth specific reporting, recordkeeping and testing rules for chemicals, including requirements for the import and export of certain chemicals, as well as other restrictions relevant to our business. Pursuant to these laws, the EPA from time to time issues Significant New Use Rules, (“SNUR”), when it identifies new uses of chemicals that could pose risks to human health or the environment and also requires pre-manufacture notification of new chemical substances that do not appear on the TSCA registry. When we import chemicals into the U.S. not exempted from TSCA, we must ensure that chemicals appear on the TSCA registry prior to import, participate in the SNUR process when a chemical we import requires testing data and report to the EPA information relating to quantities, identities and uses of imported chemicals.
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
We also offer certain consumer products regulated in the United States by the United States Food and Drug Administration (“FDA”), including products regulated by the FDA as medical devices, cosmetics, and over-the-counter drugs. The FDA and comparable foreign authorities strictly regulate, among other things, the research, development, testing, manufacture, ingredients, quality control, premarket approval or clearance (where applicable), labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of over-the-counter drugs, medical devices and cosmetic products. The FDA and comparable authorities in other jurisdictions also regulate the facilities and operational procedures that we use to manufacture our products. We are required to register our facilities with these authorities, and to manufacture our products in accordance with applicable Good Manufacturing Practices or similar manufacturing requirements in each country in which we manufacture products. Failure to comply with applicable laws and regulations enforced by the FDA and comparable regulatory authorities may result in warning letters, fines, civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of products from the market.
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of personal information. In addition, certain foreign laws govern the privacy and security of personal data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Sustainability
Edgewell’s Sustainable Care 2030 strategy provides a roadmap for delivering on our ambitions and guides us in our aim to be a successful and responsible business not just today, but for generations to come.
Unveiled in 2020, our Sustainable Care 2030 strategy currently includes targets across our brands, operations and supply chain, as well as our workforce and communities. These 2030 targets include (i) reducing or eliminating select ingredients from some of our products, (ii) reducing virgin petroleum-based plastic content packaging and in select products (disposable razor handles and feminine care products); (iii) using recyclable, compostable or reusable plastic packaging or recycled and/or certified responsibly sourced fiber- and paper-based packaging, (v) reducing our greenhouse gas (“GHG”) emissions, using renewable energy and achieving operational (i.e. Scope 1 and 2) carbon neutrality across our global operations, (vi) pursuing zero-waste-to-landfill across our manufacturing facilities, (vii) sourcing certified sustainable palm oil for use in our products, and (viii) qualitative goals surrounding employee training and community or supplier engagement. We also regularly review our key sustainability priority areas to keep them relevant to our business today and a changing sustainability, political, legal and business landscape. Our priority areas are defined by where we believe we can have the greatest impact, as well as the areas that might most meaningfully impact our business.

We are making progress on our goals, including in priority areas such as sustainable products and packaging, ingredient stewardship, responsible sourcing, reducing waste, protecting the health and safety of our teammates, and embracing belonging and inclusion across the organization, among others. However, there is no guarantee that we will achieve any or all of our sustainability priorities on or before 2030 as our progress towards these priorities may be impacted by various factors beyond our control, including changes in law or policy, and consumer and business partner sentiment.
All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, including, but not limited to, our goals set forth herein. Our goals are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events. It is not possible to predict or identify all factors which may affect the realization of our goals and unlisted factors may present significant additional obstacles to the realization of our goals. Factors that might cause or contribute to a material difference include, but are not limited to, the risks discussed in our filings with the U.S. Securities and Exchange Commission’s (“SEC”).
Additional information related to our social and environmental sustainability matters can be found at www.edgewell.com/pages/sustainability. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.
Human Capital
Employee Profile
At Edgewell, we are focused first and foremost on people: our employees, the consumers who use our products, the suppliers and retailers who partner with us, and the communities in which we operate. As of September 30, 2025, we had approximately 6,700 employees, with approximately 2,000 based in the United States. Some of our employees outside of the U.S. are represented by unions or works councils. We believe we have cultivated a culture that is centered around our guiding purpose of Making Useful Things Joyful, supported by a set of values and behaviors that guide organizational actions and decisions.
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

Employee Wellbeing
The wellbeing of our people remains a primary focus, and we believe that the most productive people are those who are at their best, both physically and mentally. Many of our U.S. employees have access to many programs to support their wellbeing including onsite biometric screening; cancer screening; weight loss programs and education; mental and emotional health awareness and support through our global Employee Assistance Program; and work-life balance through flextime, remote and hybrid working arrangements, and parental leave, among others. Ensuring a positive, meaningful working experience for our employees that is reflective of our purpose and values is central to our business operations. We continually monitor employee retention rates and believe our human resources policies, learning and development, talent management, workplace health and safety, wellbeing programs, and community engagement and support activities enable us to attract and retain key personnel. In 2025, we continued to focus on our goal of fostering a culture of well-being and caring by supporting employees’ physical, social, financial, and emotional fitness through various programs and initiatives, including our “Be Well” Community of Expertise and our “Be Well” Global Wellbeing Resource Center.
We remain committed to creating a work environment where every employee feels respected, connected, valued, and empowered. Our goal is to recruit the best people for the job and it is our policy to comply fully with all applicable domestic, foreign, and local laws relating to discrimination in the workplace. Our belonging and inclusion principles are reflected in our values and behaviors, and we continually look for ways to support our global workforce our consumers and the communities we serve.

Safety
We believe that developing and maintaining a strong safety culture is one of the major keys to our continued success. The facilities team have continued an existing machine safety program and assessment initiative, including completing any remaining assessments and implementing fixes for identified items. Additionally, our manufacturing sites have revitalized their “Alive and Well” program and initiatives over the last year with some facilities rolling the program out to other levels in their organization.
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

Executive Officers and Directors
Set forth below are the names and ages as of September 30, 2025, and current positions of our executive officers and directors.

Name	Age	Title
Rod R. Little	56	Chief Executive Officer
John M. Dunham	47	Chief Accounting Officer
Paul R. Hibbert	56	Chief Operations and Supply Chain Officer
LaTanya Langley	50	Chief People Officer, Chief Legal Officer and Corporate Secretary
Jessica Spence	49	President, North America
Daniel J. Sullivan	56	Chief Operating Officer (departed October 1, 2025)
Francesca Weissman	50	Chief Financial Officer

Non-Employee Directors:
Robert W. Black	66	Director
George R. Corbin	61	Director
Carla C. Hendra	69	Director
John C. Hunter, III	78	Director
James C. Johnson	73	Director
Rakesh Sachdev	69	Director
Swan Sit	48	Director
Stephanie Stahl	58	Director
Gary Waring	66	Director
Executive Officers
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
John M. Dunham has served as Chief Accounting Officer since March 18, 2024. Prior to joining Edgewell, Mr. Dunham was Senior Director and Assistant Corporate Controller for the Whirlpool Corporation, a publicly traded home appliances manufacturing company, a position held from March 2022 to March 2024. Prior to this position, Mr. Dunham served as Director, North America Region Controller from July 2020 to February 2022, Director, Global Accounting Policies and Procedures from August 2019 to June 2020, and Director, External Reporting and Benefits Accounting from August 2017 to February 2020. Prior to joining Whirlpool, Mr. Dunham spent 15 years with PricewaterhouseCoopers, where he held various senior roles. He is also a Certified Public Accountant.
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
LaTanya Langley has served as Chief Legal Officer and Corporate Secretary since February 28, 2022. Ms. Langley has also served as Chief People Officer since November 6, 2023. Prior to joining Edgewell, Ms. Langley served as General Counsel, Corporate Secretary and Compliance Officer of BIC Corp, a subsidiary of Société Bic S.A (commonly known as BIC), a global manufacturer and distributor of consumer goods products from 2015 to 2022. Prior to becoming General Counsel, Ms. Langley held positions of increasing responsibility within their legal function both in the United States and internationally. Ms. Langley served as General Counsel, BIC International, Group Supply Chain, Emerging Markets, Anti-Corruption Compliance Officer from 2019 to 2021, General Counsel, BIC International, Group Stationery, Anti-Corruption Compliance Officer, Latin America, Middle East, Africa from 2016 to 2019 and General Counsel, BIC International, Developing Markets, from 2015 to 2016. Prior to joining BIC, Ms. Langley served as Senior Counsel at Diageo plc from 2008 to 2015.
Jessica Spence has served as President, North America since October 24, 2024. Prior to joining Edgewell, Ms. Spence served as the President North America at Suntory Global Spirits, a global beverages company, from January 2023 to May 2024 and

President Brands from October 2019 to December 2022. Previously, Ms. Spence served as the Chief Commercial Officer at Carlsberg Group, a global beverages company, where she led various senior roles, ultimately serving as Executive Vice President, Chief Commercial Officer from March 2018 to September 2019. Ms. Spence began her career in advertising and transitioned into marketing, holding a variety of roles, with increasing responsibility and scope, all within the consumer goods industry.
Daniel J. Sullivan served as Chief Operating Officer from August 6, 2024 until October 1, 2025. Prior to that role, Mr. Sullivan served as Chief Financial Officer (“CFO”) and President, Europe and Latin America. Prior to joining Edgewell, Mr. Sullivan served as Executive Vice President and Chief Financial Officer of Party City Holdco Inc. Previously, Mr. Sullivan spent six years, from 2010 to 2016, with Ahold USA Inc., where he held positions of increasing responsibility within their control and finance divisions, ultimately serving as Executive Vice President and Chief Financial Officer from 2013 to 2016. Prior to that, Mr. Sullivan spent 13 years at Heineken N.V, most recently as the Chief Financial and Operating Officer of Heineken USA. Mr. Sullivan is a Certified Public Accountant.
Francesca Weissman has served as Chief Financial Officer since December 1, 2024. Ms. Weissman previously served as Senior Vice President, Finance and Business Strategy since 2019. Prior to joining Edgewell, Ms. Weissman served as Chief Financial Officer of Party City Retail, a subsidiary of Party City Holdco Inc., from March 2017 to 2019. Previously, Ms. Weissman spent six years, from 2011 to 2017, with Ahold USA Inc., where she held positions of increasing responsibility within their control and finance divisions, ultimately serving as Senior Vice President Strategy, Financial Planning and Analysis from 2014 to 2017. Prior to that, Ms. Weissman spent 12 years at Heineken N.V, most recently as Vice President Finance and Strategic Planning. Ms. Weissman began her career at Ernst & Young and is a Certified Public Accountant.
Directors
Robert W. Black is the Executive Advisor Partner of Wind Point Partners. Mr. Black previously served as the Chief Strategy Officer and Group President at Kimberly-Clark. He has served on our Board of Directors since 2018.
George R. Corbin is a Venture Partner at NextGen Venture Partners and former Chief Operating Officer of Onriva and Chief Digital Officer of Mars, Inc. Mr. Corbin has served on our Board of Directors since 2018.
Carla C. Hendra is the former Global Chief Executive Officer of Ogilvy Consulting. Ms. Hendra has served on our Board of Directors since 2015.
John C. Hunter, III is the former President and Chief Executive Officer of Solutia, Inc. Mr. Hunter has served on our Board of Directors since 2005.
James C. Johnson is the former General Counsel of Loop Capital Markets LLC and former Corporate Vice President, Corporate Secretary and Assistant General Counsel of North Grumman Corporation and The Boeing Company. He currently serves as a member of the board of directors of Hanes Brands, Inc. and Energizer Holdings. Mr. Johnson has served on our Board of Directors since 2015.
Rakesh Sachdev is the former Chief Executive Officer of Platform Specialty Products Corporation. He currently serves on the board of directors of HERC Holding, Axalta Coating System, and Regal Rexnord Corporation. Mr. Sachdev has served on our Board of Directors since 2015.
Swan Sit is the former Vice President, Global Digital Marketing and Vice President, Digital Capabilities, Business Operations & Service of Nike, Inc. She also serves on the board of directors of Novabay Pharmaceuticals. Ms. Sit has served on our Board of Directors since 2020.
Stephanie Stahl is a current Senior Advisor and Executive Coach at Boston Consulting Group. Ms. Stahl previously served as Executive Vice-President, Global Marketing & Strategy, of Coach, Inc. She serves as a director for Dollar Tree, Inc., Carter’s Inc., and Newell Brands Inc, and has served on our Board of Directors since 2024.
Gary Waring is a former Assurance Partner at Ernst & Young LLP. Mr. Waring has served on our Board of Directors since 2018.

Available Information

Our website address is www.edgewell.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These items are available at www.edgewell.com under Investors/News and Events. We intend to use the investor page of our website, ir.edgewell.com, as a distribution channel of material information about the Company and for complying with our disclosure obligations under Regulation FD. The information we post through on our investor webpage may be deemed material. Accordingly, investors should subscribe to our investor alerts, in addition to following our press releases, SEC filings, public conference calls and webcasts.

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
The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries could adversely impact our business, financial condition and results of operations. We rely on materials, components and finished goods that are sourced from or manufactured in foreign countries, including Mexico and China. Changes in U.S. trade policy, including the imposition of reciprocal tariffs and other recent measures, have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. Our business operations, financial condition, and results of operations could be significantly affected by these measures and the potential adoption or expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures that could disrupt our established supply chain, increase costs of goods sold into the United States and this in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. Further, our financial projections assume certain new and ongoing productivity improvements and cost savings, including staffing adjustments and employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, successfully executing organizational change, management transitions at leadership levels of the Company, and motivation and retention of key employees is critical to our business success. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future.
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
The development, testing, manufacturing, packaging, labeling, storage, import, export, distribution, advertising, promotion and sale of our products are subject to extensive regulation. For example, a number of our products are regulated by health authorities both in the U.S. and in the E.U. (such as the U.S. FDA), and by consumer protection organizations (such as the U.S. Consumer Product Safety Commission). These regulatory frameworks focus on our ingredients as well as the safety and efficacy of our products.
Similarly, the advertising and marketing of our products is further regulated by agencies such as the U.S. Federal Trade Commission. All of these regulatory frameworks exist at the federal, state and local level in the U.S. as well as in foreign countries where we sell our products. New or more restrictive regulations or more restrictive interpretations of existing regulations are likely and could lead to additional compliance costs and could have an adverse impact on our business. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, warning or untitled letters, injunctions, suspensions or delays in manufacturing, product recalls, seizures or withdrawals, or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
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
There is increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and inclusion and belonging. We could fail, or be perceived to have failed, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business or consumer or business partner sentiment (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are evolving, and certain areas are subject to assumptions which could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Adverse incidents related to corporate citizenship or sustainability matters could impact the value of our brands, the cost of our operations, and our relationships with existing and future investors, which could have a material adverse effect on our business. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on sustainability. If, as a result of their assessment of our sustainability practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. At the same time, there also exists “anti-ESG” sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, product boycotts, lawsuits or market access restrictions from these parties regarding our sustainability initiatives.

Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, evolving legal and regulatory requirements, including mandatory due diligence, disclosure and reporting requirements, as well as a variety of voluntary disclosure frameworks and standards. We have incurred, and are likely to continue to incur, increased costs complying with such standards and regulations, particularly given the lack of convergence among standards. In addition, our processes and controls may not always comply with evolving standards and regulations for identifying, measuring and reporting sustainability metrics; our interpretation of reporting standards and regulations may differ from those of others; and such standards and regulations may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances. Any failure or perceived failure, whether or not valid, to pursue or fulfill our sustainability goals and aspirations or to satisfy various sustainability reporting standards or regulatory requirements within the timelines we announce, or at all, could increase the risk of litigation or result in regulatory actions and associated costs.
If we fail to adequately protect our intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.
The vast majority of our total net sales are from products bearing proprietary trademarks and brand names. In addition, we own or license from third parties a considerable number of patents, patent applications and other technology. We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights. If other companies or entities infringe on our intellectual property rights or engage in counterfeiting activities, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands, harm our sales, or divert sales of product that we would ordinarily capture in the absence of infringing or counterfeit products. There is a risk that we will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. In addition, even if such rights are protected in the U.S., the laws of some other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. Our intellectual property rights could be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions relating to such rights. As patents expire, we could face increased competition or decreased royalties, either of which could negatively impact our operating results. If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands which may harm our sales.
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
We rely extensively on information technology systems in order to conduct business, including some that are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. These information technology systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events, computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, or denial or degradation of service attacks. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results.
Periodically, we also need to upgrade our information technology systems or adopt new technologies. If such a new system or technology does not function properly or otherwise exposes us to increased cybersecurity breaches and failures, it could affect our ability to order materials, make and ship orders, and process payments in addition to other operational and information integrity and loss issues. Further, if the information technology systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, inadvertent disclosure of, compromised integrity of, or loss of our sensitive business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, regulations, standards and other requirements governing the collection, use, disclosure, retention, processing and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or other requirements, or perception of their requirements may have on our business. This may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations, standards and other requirements is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures, our contracts, applicable standards or other actual or asserted requirements governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
Business and Operational Risk Factors
Loss of any of our principal customers could significantly decrease our sales and profitability.
Walmart, together with its subsidiaries, is our largest customer, accounting for 17.4% of our net sales in fiscal 2025. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may decrease their level of purchases from us at any time. If we are unable to maintain good relationships with our top customers, or our top customers’ business performance declines, our results may suffer. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.
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
We conduct business on a global basis, with nearly 46% of our net sales in fiscal 2025 originating outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:
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

•costs of complying with, and liability arising from, U.S. laws such as the Foreign Corrupt Practices Act and other laws that prohibit improper payments and offers to foreign officials and political parties for the purpose of obtaining or retaining business;
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
Rationalization or restructuring of manufacturing facilities, and plant expansions and updates at our manufacturing facilities may cause capacity constraints, inventory fluctuations, and other issues.
From time to time, we engage in rationalization or restructuring of our manufacturing facilities, including relocating production or closing facilities and reductions in force. These types of restructuring and rationalization activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions or capacity constraints, production delays, decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting and the related internal controls. In addition, any reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. In addition, decisions regarding the rationalization, restructuring, or relocation of facilities could introduce added complexity and cost related to global trade dynamics, regulatory environments, and operational coordination across markets. If we do not successfully manage our current restructuring and rationalization activities or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.

Loss of reputation of our leading brands or failure of our marketing plans could have an adverse effect on our business.
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Billie, Edge, Skintimate, Playtex, Wet Ones, Banana Boat, Hawaiian Tropic, Bulldog, Cremo, Jack Black, Stayfree, Carefree and o.b. brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues, changing consumer perceptions of certain ingredients, negative perceptions of packaging, lack of recyclability or other environmental attributes. In addition, responding to any allegations of quality or safety issues or other adverse effects from our products may require substantial time and resources to and may effectuate a recall. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity as a result of a recall or other issue pertaining to our products. We have, in the past, and may again need to recall a product from the market or markets in which it was distributed, which did and could again adversely affect our profitability and reputation. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve or have a negative impact on our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage one or several of our brands, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands’ reputation and, consequently, our products’ sales.
Our business is subject to seasonal volatility.
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Accordingly, our sales, financial performance, working capital requirements and cash flow may experience volatility during these periods. Further, purchases of our sun care products can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we have suffered and in the future may suffer decreases in net sales if conditions are not favorable for use of our products, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows. Within our Wet Shave segment, sales of women’s products are moderately seasonal, with increased consumer demand in the spring and summer months.
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
As of September 30, 2025, our debt level was $1.4 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business. Approximately $1.3 billion (90%) of our debt balance as of September 30, 2025, is borrowed at fixed interest rates ranging from 4.125% to 5.50% with maturity dates in 2028 and thereafter.
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
We must successfully manage divestiture activities.
As a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of divestiture activities. We must be able to successfully manage the impact of these activities, while at the same time delivering against our business objectives. When we decide to divest assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could impact the achievement of our strategic objectives. We could also fail to obtain necessary regulatory approval or incur higher costs or charges than planned or incur unexpected charges and could experience unanticipated impacts to our business, any of which could have a negative impact on our results of operations. For example, there can be no assurances that sale of the Feminine Care business will close on the anticipated timelines or at all and we may not achieve our anticipated business objectives associated with the transaction. Moreover, our financial results have been, and in the future could be, adversely impacted by the impacts from the loss of earnings associated with divested businesses. In addition to unanticipated delays, costs and other issues, divestitures may also expose us to liabilities or claims for indemnification for retained liabilities or indemnification obligations associated with the assets or businesses that we sell. The magnitude of any such liability or obligation may be difficult to quantify at the time of the transaction. We cannot predict the ultimate resolution of these matters, and there can be no assurance that any such resolution, which may take several years, will not adversely impact our financial position or results of operations.

In addition, it could be challenging and time-consuming to provide transition services to the purchasers of our divested operations. We may experience (i) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (ii) greater tax or other costs or realize fewer benefits than anticipated under our post-closing agreements with the purchasers, (iii) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (iv) weaker performance to the extent segregation and support of the divested businesses distracts personnel or diverts resources from the operation, digitization, and transformation of our retained business, (v) losses or increased inefficiencies from stranded or underutilized assets, (vi) the loss of any customers dissatisfied with our services post-closing, (vii) challenges in retaining and attracting personnel or (viii) operational or commercial difficulties segregating the divested assets from our retained assets.

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
Our efforts are designed to maintain the confidentiality, integrity, and availability of our information and operational technology systems and the data stored on those systems. The program includes:
•Conduct periodic risk assessments to identify material cybersecurity risks in our critical IT systems
•Monitor for external threats and manage incident response
•Engage third-party security providers for penetration testing and program reviews based on National Institute of Standards and Technology (“NIST”) standards
•Perform internal audit reviews of IT-related controls
•Assess cybersecurity risks of third-party vendors
•Train employees regularly, including phishing simulations
The cyber security program is continually adapting to the evolving threat landscape and technology developments.
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
Governance
Our Board of Directors is part of the Company’s Cyber Response Task Force and table top simulations. Additionally, the Board of Directors have delegated to the Audit Committee oversight responsibility of our risk management program, including cybersecurity, business continuity, IT operational resilience, and data privacy. The Audit Committee has specific responsibility for reviewing the status of the security of the Company’s electronic data processing information systems related to the Company’s people, assets and information systems. The Audit Committee receives regular updates from the SVP, IT, about information security and systems security programs and plans, including emerging trends and progress on overall enterprise cybersecurity programs and priorities. These updates occur at least two times a year, with interim updates as needed. Additionally, we have protocols by which certain cybersecurity incidents are reported promptly to the Chief Executive Officer, or the Audit Committee, as appropriate. A Cyber dashboard is also provided to the Board of Directors quarterly.
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
◦Risk Management and oversight of third parties
Our cyber security and infrastructure team’s experience includes a combined 102 years of experience. Further, our Director of Information Security, IT Governance Risk and Compensation Manager, Cybersecurity Team Lead, and Industrial Security and Network Senior Analyst all hold the Certified Information Systems Security Professional (CISSP) credential, widely recognized as the global standard for information security expertise. CISSP certification demonstrates advanced knowledge across eight security domains, a minimum of five years of industry experience, and adherence to strict ethical standards. This designation reflects our leaders’ ability to align technical controls with business risk, ensuring robust governance, regulatory compliance, and resilience against evolving cyber threats. Our team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
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
In fiscal 2025, the Company developed a Cybersecurity Incident Materiality Policy (the “Policy”) to guide the Company through the materiality decision making framework, SEC reporting and disclosures obligations, disclosure controls and procedures related to a cybersecurity incident, and a communication protocol to escalate material incidents to the Board and supplements the Company’s Cybersecurity Incident Response Plan. In addition to the Policy, the Company also formed a Cyber Incident Disclosure Committee, which includes key stakeholders whose role will be to determine whether an incident is material and, therefore, requires public disclosure.

Risk Factors
Additional information on cybersecurity risks we face is discussed in Item 1A, "Risk Factors,” which should be read in conjunction with the information in this section.

Item 2. Properties.
As of September 30, 2025, we owned or leased 54 properties, 29 in the U.S. and 25 globally. Eleven of these properties are used as production plants consisting of 1.8 million square feet that is owned and 1.3 million square feet that is leased. Five of these plants are located in the U.S., and six are in other countries. Seven of these plants are used exclusively by our Wet Shave segment, one by our Feminine Care segment, two by our Sun and Skin Care segment and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 15 warehouses consisting of 0.1 million square feet that is owned and 0.8 million square feet that is leased. We operate from 28 different offices throughout the world, totaling 0.6 million square feet, all of which are leased, and includes our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.
Item 3. Legal Proceedings.
We, and our subsidiaries, are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. If one or more legal matters were resolved against us, the Company’s financial condition and operating results could be materially adversely affected.

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
There were 4,144 shareholders of record of our common stock as of October 31, 2025.
Issuer Purchases of Equity Securities
In January 2018, our Board of Directors approved an authorization to repurchase up to 10.0 million shares of our common stock. This authorization replaced a prior share repurchase authorization from May 2015. On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018. The full $100.0 authorized by the Board in November 2025 is available for future share repurchases. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.
The following table sets forth the purchases of our Company’s securities by our Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	2,926	$24.62	—	226,694
August 1, 2025 to August 31, 2025	—	$—	—	226,694
September 1, 2025 to September 30, 2025	—	$—	—	226,694
(1)There were 2,926 shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions.
During fiscal 2025, we repurchased 2.8 shares of common stock under the share repurchase authorization from January 2018 for $90.2. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2025, we repurchased 0.2 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Recent Sales of Unregistered Securities
None.

Share Performance Graph
The following graph compares the cumulative five-year total return provided to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions) is assumed to have been made in our common stock and in each of the indices on September 30, 2020 and its relative performance is tracked through September 30, 2025. These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock, nor is our historical common stock price performance necessarily indicative of our future common stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Edgewell Personal Care Company, the S&P Midcap 400 Index, and the S&P Household Products Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/20
9/21
9/22
9/23
9/24
9/25
Edgewell
S&P Midcap 400
S&P Household Products

    * $100 invested on September 30, 2020 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.
.

	9/20	9/21	9/22	9/23	9/24	9/25
Edgewell Personal Care Company	$100.00	$130.20	$134.15	$132.57	$130.34	$73.03
S&P Midcap 400	$100.00	$141.87	$118.39	$134.43	$167.73	$175.34
S&P Household Products	$100.00	$100.98	$88.16	$94.53	$111.88	$95.35

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

Executive Summary
The following is a summary of key results for fiscal 2025, 2024 and 2023. Net earnings and diluted earnings per share (“EPS”) for the time periods presented were impacted by certain costs or income, as described in the table below. The impact of these items on reported net earnings and EPS are provided as a reconciliation of net earnings and EPS to adjusted net earnings and adjusted diluted EPS, both of which are non-GAAP measures.
Fiscal 2025
•Net sales for fiscal 2025 decreased $30.2, or 1.3%, to $2,223.5, including a $0.2 unfavorable impact due to currency movements. Organic net sales decreased $30.0, or 1.3%. International markets delivered organic growth of 3.5%, driven by higher volumes and increased pricing. North America declined 4.4%, primarily attributable to lower volumes in Wet Shave, Feminine Care, and Sun Care, partially offset by growth in Skin Care and Grooming. In aggregate, organic net sales decreased as a result of volume declines in Wet Shave, Feminine Care and Sun Care.
•Net earnings for fiscal 2025 decreased $73.2, or 74.2%, to $25.4. On an adjusted basis, net earnings for fiscal 2025 decreased $32.6, or 21.3%, to $120.4. Adjusted net earnings decreased primarily due to lower gross margin and higher brand investment, which was partially offset by lower SG&A.
•Diluted net earnings per share during fiscal 2025 was $0.53 compared to earnings of $1.97 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share during fiscal 2025 were $2.52 compared to $3.05 in the prior year.

Year Ended September 30, 2025
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$924.9	$425.0	$96.6	$23.6	$(1.8)	$25.4	$0.53
Restructuring and related costs	3.5	(1.7)	53.1	53.1	13.1	40.0	0.84
Acquisition and integration costs	—	(0.5)	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	3.5	3.5	0.8	2.7	0.06
Gain on Investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Commercial realignment	2.9	—	2.9	2.9	0.9	2.0	0.04
Vendor bankruptcy	2.1	—	2.1	2.1	0.5	1.6	0.03
Impairment charges	—	—	51.1	51.1	4.4	46.7	0.98
Other project and related costs	—	(9.3)	9.3	7.0	1.7	5.3	0.11
Germany re-rate	—	—	—	—	2.8	(2.8)	(0.06)
Total Adjusted Non-GAAP	$933.4	$413.5	$219.1	$142.9	$22.5	$120.4	$2.52

GAAP as a percent of net sales	41.6%	19.1%	4.3%		GAAP effective tax rate		(7.3)%
Adjusted as a percent of net sales	42.0%	18.6%	9.9%		Adjusted effective tax rate		15.8%

Year Ended September 30, 2024
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP — Reported	$955.7	$430.1	$199.3	$120.9	$22.3	$98.6	$1.97
Restructuring and related costs	—	(0.1)	36.0	36.0	8.8	27.2	0.54
Acquisition and integration costs	3.3	(2.8)	6.1	6.1	1.5	4.6	0.09
Sun Care reformulation costs	—	—	4.4	4.4	1.1	3.3	0.07
Wet Ones manufacturing plant fire	12.2	—	12.2	12.2	3.0	9.2	0.18
Legal matters	—	(3.9)	3.9	3.9	1.0	2.9	0.06
Loss on Investment	—	—	—	3.1	—	3.1	0.06
Other project and related costs	—	(5.3)	5.3	5.3	1.2	4.1	0.08
Total Adjusted Non-GAAP	$971.2	$418.0	$267.2	$191.9	$38.9	$153.0	$3.05

GAAP as a percent of net sales	42.4%	19.1%	8.8%		GAAP effective tax rate		18.5%
Adjusted as a percent of net sales	43.1%	18.5%	11.9%		Adjusted effective tax rate		20.3%

Year Ended September 30, 2023
	Gross Profit	SG&A	Operating Income	EBIT (1)	Income taxes	Net Earnings	Diluted EPS
GAAP - Reported	$940.8	$409.6	$227.0	$147.7	$33.0	$114.7	$2.21
Restructuring and related costs	0.2	(0.3)	17.1	17.1	4.4	12.7	0.24
Acquisition and integration costs	—	(7.5)	7.5	7.5	1.8	5.7	0.11
SKU rationalization	(1.7)	—	(1.7)	(1.7)	(0.4)	(1.3)	(0.03)
Sun Care reformulation costs (2)	(1.4)	—	1.9	1.9	0.5	1.4	0.03
Legal matters	—	6.3	(6.3)	(6.3)	(1.5)	(4.8)	(0.09)
Pension settlement expense	—	—	—	7.9	2.1	5.8	0.11
Other project and related costs	—	(0.4)	0.4	0.4	0.1	0.3	0.01
Total Adjusted Non-GAAP	$937.9	$407.7	$245.9	$174.5	$40.0	$134.5	$2.59

GAAP as a percent of net sales	41.8%	18.2%	10.1%	GAAP effective tax rate		22.3%
Adjusted as a percent of net sales	41.7%	18.1%	10.9%	Adjusted effective tax rate		23.0%
(1) EBIT is defined as Earnings before Income taxes.
(2) Also includes pre-tax research and development (“R&D) costs of $3.3 related to the reformulation, recall, and destruction of certain Sun Care products
For further discussion of these items refer to Note 20 of Notes to Consolidated Financial Statements.
Operating Results
The following table presents changes in net sales for fiscal 2025 and 2024 and provides a reconciliation of organic net sales to reported amounts. Our results of operations for the year ended September 30, 2023, including a discussion of the year ended September 30, 2024, compared to the year ended September 30, 2023, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended September 30, 2024.
Net Sales

Net Sales - Total Company
For the Years Ended September 30,	2025	%Chg	2024	%Chg
Net sales - prior year	$2,253.7		$2,251.6
Organic	(30.0)	(1.3)%	4.3	0.2%
Impact of currency	(0.2)	—%	(2.2)	(0.1)%
Net sales - current year	$2,223.5	(1.3)%	$2,253.7	0.1%
For fiscal 2025, net sales were $2,223.5, a decrease of $30.2, or 1.3%, to $2,223.5, including a $0.2 unfavorable impact due to currency movements. Organic net sales decreased $30.0, or 1.3%. International markets delivered organic growth of 3.5%, driven by higher volumes and increased pricing. North America declined 4.4%, primarily attributable to lower volumes in Wet Shave, Feminine Care, and Sun Care, partially offset by growth in Skin Care and Grooming. In aggregate, organic net sales decreased as a result of volume declines in Wet Shave, Feminine Care and Sun Care.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $924.9 in fiscal 2025, as compared to $955.7 in fiscal 2024, a decrease of $30.8, or 3.2%. Gross margin for fiscal 2025 was 41.6% of net sales, a decrease of 80-basis points, compared to 42.4%, in the prior year period. Adjusted gross margin decreased 110-basis points to 42.0%, or 20-basis points excluding currency movements, as productivity savings of approximately 270-basis points was more than offset by 150-basis points of unfavorable core inflation, inclusive of tariffs, 75-basis points of unfavorable mix and other, 45-basis points from increased promotional levels (net of pricing), and 20-basis points of unfavorable absorption.

Selling, General and Administrative Expense
SG&A was $425.0, or 19.1%, of net sales in fiscal 2025 compared to $430.1, or 19.1%, of net sales in the prior year period. Adjusted SG&A increased 10-basis points to 18.6% of net sales as compared to 18.5% in the prior year, as lower incentive compensation expense and legal costs were offset by higher people and corporate project expenses.

Advertising and Sales Promotion Expense
Advertising and Sales Promotion Expense (“A&P”) was $246.7, an increase of $14.7, or 6.3%, compared to the prior year period. A&P was 11.1% of net sales for fiscal 2025, compared with 10.3% in the prior year period. The increase in A&P was primarily due to incremental investment in Sun Care, Woman’s Shave, and Men’s Grooming, partially offset by Woman’s grooming.

Research and Development Expense
Research and development expense (“R&D”) in fiscal 2025 was $57.6, a decrease of $0.8, or 1.4%, compared to $58.4 in the prior year. R&D remained flat at 2.6% of net sales.

Restructuring Charges
In fiscal 2025, we recorded pre-tax restructuring and related costs of $53.1, consisting largely of severance, project implementation and other exit costs in support of cost efficiency programs. In fiscal 2024, it was announced that we were undertaking certain operational and organizational steps designed to streamline our operations and supply chain by consolidating our current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, we expect to incur pre-tax charges of approximately $49.0 in fiscal 2026. We incurred $36.0 of restructuring charges during fiscal 2024.

Interest Expense Associated with Debt
Interest expense associated with debt for fiscal 2025 was $73.2, a decrease of $3.3, or 4.3%, compared to $76.5 in the prior year period. The decrease in interest expense was the result of higher capitalized interest for projects with capital expenditures and lower interest rates, partially offset by higher borrowing levels on our U.S. revolving credit facility.

Other expense (income), net
Other expense (income), net was income of $0.2 in fiscal 2025 compared to expense of $1.9 in the prior year period. This change was primarily related to a pension benefit of $1.2 million in 2025, compared to pension loss of $3.3 in 2024, and a gain on investment of $0.9 in 2025, compared to a loss on investment of $3.1 in the prior year. The impact was partially offset by currency hedge and remeasurement losses of $0.6 in fiscal 2025 compared to a gain of $8.3 in fiscal 2024. Adjusted other (income) expense, net was expense of $3.0 compared to income of $1.2 in the prior year period. The current year period included $2.3 of other project gains.

Income Tax (Benefit) Provision
Income taxes, which include federal, state and foreign taxes, was a benefit of (7.3)% compared to expense of 18.5% of Earnings before income taxes in fiscal 2025 and 2024, respectively. The fiscal 2025 effective tax rate reflects a tax benefit on net income primarily due to favorable unusual items including restructuring as well as the impact of a change in the Company’s prior estimates. On an adjusted basis, the effective tax rate for fiscal 2025 was 15.8% compared to 20.3% in the prior year.
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
The following tables present changes in segment net sales and segment profit for fiscal 2025 and 2024, and also provides a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of Segment profit to Earnings before income taxes, see Note 20 of Notes to Consolidated Financial Statements.
Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,	2025	%Chg	2024	%Chg
Net sales - prior year	$1,229.3		$1,230.9
Organic	(14.6)	(1.2)%	3.0	0.2%
Impact of currency	4.2	0.4%	(4.6)	(0.3)%
Net sales - current year	$1,218.9	(0.8)%	$1,229.3	(0.1)%
Wet Shave net sales for fiscal 2025 were $1,218.9, a decrease of $10.4, or 0.8%, as compared to the prior year period, including $4.2, or 0.4%, favorable impact from currency. Organic net sales decreased $14.6, or 1.2%, driven by a 7.2% decrease in North America organic sales, primarily due to lower volumes and higher promotional spending. North America volume sales were impacted by continued declines in Shave Preps and Disposables, along with heightened competitive dynamics in Women’s shave. The decline was partially offset by growth of 3.7% in International sales, driven by both higher volumes and price.

Segment Profit - Wet Shave
For the Years Ended September 30,	2025	%Chg	2024	%Chg
Segment Profit - prior year	$203.9		$158.3
Organic	3.1	1.5%	47.4	29.9%
Impact of currency	(16.7)	(8.2)%	(1.8)	(1.1)%
Segment Profit - current year	$190.3	(6.7)%	$203.9	28.8%
Wet Shave segment profit for fiscal 2025 was $190.3, a decrease of $13.6, or 6.7%, and inclusive of a $16.7, or 8.2%, unfavorable impact from currency. Organic segment profit increased $3.1, or 1.5%, as higher gross margin was partly offset by higher marketing expenses.
Sun and Skin Care

Net Sales - Sun and Skin Care
For the Years Ended September 30,	2025	%Chg	2024	%Chg
Net sales - prior year	$740.8		$705.5
Organic	6.3	0.9%	32.8	4.6%
Impact of currency	(4.0)	(0.6)%	2.5	0.4%
Net sales - current year	$743.1	0.3%	$740.8	5.0%
Sun and Skin Care net sales for fiscal 2025 were $743.1, an increase of $2.3, or 0.3%. Organic net sales increased 6.3, or 0.9%, driven by 9.2% growth in global Grooming and 12.6% growth in Skin Care, partially offset by a 4.1% decline in Sun Care. North America Grooming growth was driven by the strength of Cremo which has been fueled by expanded distribution and new product development. North America Skin Care benefited from higher sales in Wet Ones due to lower volumes in the prior year primarily due to the fire at our Sidney, Ohio manufacturing plant. Sun Care in the U.S. was impacted by unfavorable weather and increased competition in North America. International growth was primarily driven by volume growth in Skin Care and Grooming.

Segment Profit - Sun and Skin Care
For the Years Ended September 30,	2025	%Chg	2024	%Chg
Segment Profit - prior year	$131.3		$137.4
Organic	(28.1)	(21.4)%	(7.3)	(5.3)%
Impact of currency	(4.8)	(3.7)%	1.2	0.9%
Segment Profit - current year	$98.4	(25.1)%	$131.3	(4.4)%
Sun and Skin Care segment profit for fiscal 2025 was $98.4, a decrease of $32.9, or 25.1%. Organic segment profit decreased $28.1, or 21.4%, driven by lower gross margin and higher SG&A and marketing expenses.

Feminine Care

Net Sales - Feminine Care
For the Years Ended September 30,	2025	%Chg	2024	%Chg
Net sales - prior year	$283.6		$315.2
Organic	(21.7)	(7.7)%	(31.5)	(10.0)%
Impact of currency	(0.4)	(0.1)%	(0.1)	—%
Net sales - current year	$261.5	(7.8)%	$283.6	(10.0)%
Feminine Care net sales for fiscal 2025 were $261.5, a decrease of $22.1, or 7.8%, primarily related to volume decline in Pads and Tampons.

Segment Profit - Feminine Care
For the Years Ended September 30,	2025	%Chg	2024	%Chg
Segment Profit - prior year	$28.8		$49.7
Organic	(12.5)	(43.4)%	(20.8)	(41.9)%
Impact of currency	(0.7)	(2.4)%	(0.1)	(0.2)%
Segment Profit - current year	$15.6	(45.8)%	$28.8	(42.1)%
Feminine Care segment profit for fiscal 2025 was $15.6, a decrease of $13.2, or 45.8%, mostly due to lower organic net sales and the resulting unfavorable impact on gross profit.

General Corporate and Other Expenses

	Fiscal Year
	2025		2024
General corporate expenses	$(54.1)		$(65.7)
Restructuring and related costs	(53.1)	—	(36.0)
Acquisition and integration costs	(0.5)	—	(6.1)
Sun Care reformulation costs	(3.5)	—	(4.4)
Wet Ones manufacturing plant fire	—	—	(12.2)
Legal matters	—	—	(3.9)
(Gain) loss on investment	0.9	—	(3.1)
Commercial realignment	(2.9)	—	—
Vendor bankruptcy	(2.1)	—	—
Impairment charges	(51.1)		—
Other project and related costs	(7.0)	—	(5.3)
General corporate and other expenses	$(173.4)		$(136.7)

% of net sales	(7.8)%		(6.1)%
During fiscal 2025 and 2024, total general corporate and other expenses were $173.4, or 7.8%, of net sales, compared to $136.7, or 6.1% in the prior year quarter.
During fiscal 2025, general corporate expenses decreased primarily related to lower incentive compensation which was partially offset by higher people costs, compared to the prior year period.
During fiscal 2025, we incurred restructuring and related costs of $53.1, compared to $36.0 in the prior year period. The increase primarily relates to higher costs related to the consolidation of our Mexico Facilities. For further details, refer to Note 3 of Notes to Consolidated Financial Statements.
During fiscal 2025, we recorded a non-cash goodwill impairment charge of $51.1 million to adjust the carrying value of goodwill for the Feminine Care reporting unit. The impairment was the result of our decision to divest the Feminine Care business.
During fiscal 2025, we recorded a gain of $0.9 for an equity method investment. During fiscal 2024, we recorded a loss of $3.1 on an equity method investment and a related note receivable as a result of a new contractual agreement.
During fiscal 2025, we incurred $2.9 related to a shift in go to market strategy and SKU rationalization.
During fiscal 2025, we incurred costs of $2.1, related to government mandated incremental costs related to the bankruptcy of one of our foreign vendors.
During fiscal 2025, we incurred costs of $7.0 related to certain corporate projects.

Liquidity and Capital Resources
At September 30, 2025, we had cash of $225.7, a significant portion of which was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 18 of Notes to Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of September 30, 2025 and 2024 were as follows:

	Interest Type	Currency	September 30, 2025	September 30, 2024
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under credit facility	variable	USD	140.0	34.0
Short-term notes payable	variable	various	29.5	24.5
Total borrowings			$1,419.5	$1,308.5
Our Revolver utilization is summarized below.

	September 30, 2025	September 30, 2024
Total Revolver Capacity	$425.0	$425.0
Less: Revolver Borrowings	140.0	34.0
Less: Outstanding Letters of Credit	5.5	5.3
Revolver Balance Available	$279.5	$385.7
On April 2, 2024, (the “Restatement Date”), the Company and certain subsidiaries of the Company entered into a Restatement Agreement (the "Restatement Agreement") with Bank of America, N.A. as administrative agent and collateral agent ("BofA"), and the several lenders from time to time party thereto (together with BofA, the "Lenders"), which amended and restated the Company’s Credit Agreement, dated as of March 28, 2020 (as previously amended by that certain Amendment No. 1 to Credit Agreement, dated as of February 6, 2023, and as otherwise amended, amended and restated, supplemented or otherwise modified prior to the Restatement Date (the “Credit Facility”). All of the $425.0 of revolving facility commitments under the Credit Facility (the “Existing Revolving Facility Commitments”) were replaced with an equal amount of new revolving facility commitments (the “Replacement Revolving Facility Commitments”, collectively, with the Existing Revolving Facility Commitments, the “Revolving Credit Facility”) having substantially similar terms as the Existing Revolving Facility Commitments, except that the maturity date of the Replacement Revolving Facility Commitments will be the earlier of (i) April 2, 2029, and (ii) (a) March 2, 2028, if the aggregate outstanding amount of the Company’s 5.500% Senior Notes due 2028 is greater than $150.0 as of such date and (b) December 29, 2028, if the aggregate outstanding amount of the Company’s 4.125% Senior Notes due 2029 is greater than $150.0 of as such date, in each case, subject to certain exceptions. Refer to Note 12 of Notes to Consolidated Financial Statement for additional discussion.
We participate in accounts receivable facility programs both in the United States and Japan. Refer to Note 10 of Notes to the Consolidated Financial Statements for further discussion on the Accounts Receivable Facility.
We also have $750.0 million of senior notes, fixed interest rate of 5.5%, due 2028 and $500.0 million of senior notes, fixed interest rate of 4.1%, due 2029. Refer to Note 12 of Notes to Consolidated Financial Statement for additional discussion.
Historically, we have generated, and expect to continue to generate, favorable cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care business, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. We believe our cash on hand, cash flows from operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other capital requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.
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
In fiscal 2026, we expect our total capital expenditures to be in the range of $70 to $80 primarily on maintenance and productivity efforts across manufacturing facilities, new product development and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2025, we contributed $7.4 to our pension and post-retirement plans. Pension contributions required beyond fiscal 2026 represent future pension payments to comply with local funding requirements in the U.S. only. The projected contributions for the U.S. pension plans total $5.6 in fiscal 2026, $3.6 in fiscal 2027, $2.7 in fiscal 2028, $2.4 in fiscal 2029, and $2.2 in fiscal 2030. Estimated contributions beyond fiscal 2030 are not determinable. We may also elect to make discretionary contributions.
Debt Covenants
The Revolving Credit Facility governing our outstanding debt at September 30, 2025 contains certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants, and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0, however, there is an exception for acquisition activity. In addition, under the Revolving Credit Facility, the ratio of our EBITDA to total interest expense must exceed 3.0 to 1.0. If we fail to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross-defaults on our other borrowings. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the Revolving Credit Facility allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP.
As of September 30, 2025, we were in compliance with the provisions and covenants associated with the Revolving Credit Facility.
Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2025	2024	2023
Net cash from (used by):
Operating activities	$118.4	$231.0	$216.1
Investing activities	(72.9)	(62.4)	(50.5)
Financing activities	(30.0)	(179.4)	(146.5)
Effect of exchange rate changes on cash	1.1	3.5	8.6
Net increase (decrease) in cash and cash equivalents	$16.6	$(7.3)	$27.7
Operating Activities
Cash flow from operating activities was $118.4 in fiscal 2025, as compared to $231.0 in fiscal 2024. The decrease in fiscal 2025 was driven by changes in net working capital and lower earnings.
Investing Activities
Cash flow used by investing activities was $72.9 in fiscal 2025 as compared to $62.4 in fiscal 2024. The increase is primarily related to capital expenditures which were $77.0 during fiscal 2025, compared to $56.5 in the prior year period, partially offset by an outflow of $6.5 for an investment in a business in the prior year period.
Financing Activities
Net cash used by financing activities was $30.0 in fiscal 2025 as compared to $179.4 in fiscal 2024. During fiscal 2025, we had net proceeds of $106.0 under the Revolving Credit Facility, compared to net repayments of $88.0 in the prior year period. During fiscal 2025, we repurchased $90.2 of our common stock under our 2018 Board authorization to repurchase our common stock (the “Repurchase Plan”) compared to $58.5 in the prior year period. Dividend payments totaled $29.3 in fiscal 2025, compared to $30.7 in the prior year period.
Dividends
The following is a summary of cash dividends paid and declared per share on our common stock during the year ended September 30, 2025:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
February 6, 2025	March 5, 2025	April 9, 2025	$0.15
May 7, 2025	June 6, 2025	July 9, 2025	$0.15
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
On November 13, 2025, the Board declared a quarterly cash dividend of $0.15 per share of common stock for the fourth fiscal quarter of 2025. The dividend will be paid on January 8, 2026 to shareholders of record as the close of business on December 3, 2025.
Dividends declared during fiscal 2025 totaled $28.8. Payments made for dividends during fiscal 2025 totaled $29.3. Our ability to pay cash dividends on our common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, our business prospects and other factors that our Board of Directors may deem relevant. Our approach to dividends has certain risks and limitations, particularly with respect to liquidity, and we may not pay future dividends consistent with our historical practice, or at all.
Inflation
Management recognizes that inflationary pressures may have an adverse effect on our company through higher material costs, labor and transportation costs, asset replacement costs and related depreciation, healthcare and other costs. We continued to navigate the challenging and uncertain inflationary environment and resultant cost pressure with a combination of productivity efforts to achieve efficiencies and lower costs to our Cost of products sold and SG&A expenses and increase focus on revenue management. We can provide no assurance that such mitigation will be available or effective in the future.
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
Refer to Note 19 in Notes to Consolidated Financial Statements for more information.
Contractual Obligations
We have significant contractual obligations to fulfill our business operations including the repayment of short- and long-term debt, periodic interest payments, minimum levels of pension funding, and other obligations including payments for various leases of real estate, vehicles, and equipment, and minimum fixed costs to be paid to third party logistics vendors. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2025, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.
Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, local and foreign laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks, and waste handling and disposal. Accrued environmental costs at September 30, 2025 and 2024 were $7.7 and $7.9, respectively. It is difficult to quantify with reasonable certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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
Our most critical accounting estimates are revenue recognition, pension and other postretirement benefits, the valuation of long-lived assets (including property, plant and equipment), income taxes (including uncertain tax positions) and valuation related to goodwill and intangible assets. A summary of our significant accounting policies is contained in Note 2 of Notes to Consolidated Financial Statements. This listing is not intended to be a comprehensive list of all of our accounting policies. We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements.

Revenue Recognition
Our revenue is generated by the sales of finished products to customers. Those sales primarily contain a single performance obligation and revenue is recognized at a single point in time when that control of goods passes to the customer, which is predominantly on the date of receipt by the customer.
The Company allows for returns of products under limited circumstances. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, we allow customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. At the time of sale, we reduce net sales and cost of products sold for anticipated returns based upon an estimated return level. The timing of returns of Sun Care products can vary in different regions, based on climate and other factors. However, the majority of returns occur in the U.S. from September through January, following the summer Sun Care season. We estimate the level of Sun Care returns as the Sun Care season progresses, using a variety of inputs including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors, including, but not limited to, weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2025 Sun Care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $4.7 and our reported operating income by $4.7. At September 30, 2025 and 2024, our reserve on the Consolidated Balance Sheet for returns was $42.8 and $50.3, respectively.
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
Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets at September 30, 2025, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $44.1. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher pension obligations, respectively. A one percentage point decrease in the discount rate would increase pension obligations by approximately $4.2 at September 30, 2025.
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
Further detail on Income Taxes is included in Note 4 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Asset Valuations
Certain business acquisitions have resulted in the recording of goodwill and trade names and brands which are not amortized. At September 30, 2025 and 2024 we had goodwill of $1,291.1 and $1,338.6, respectively. We have indefinite-lived trade names and brands with a carrying value of approximately $601.6 and $597.7 at September 30, 2025 and 2024, respectively. We perform our annual impairment assessment for goodwill and indefinite-lived intangible assets as of July 1st and more frequently if indicators of impairment exist. We consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
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
For our annual impairment assessment as of July 1, 2025, the Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate all goodwill reporting units and certain trade names and brands. The Company elected to perform a qualitative assessment on the other indefinite-lived intangible asset noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.
Goodwill
Annual Impairment Test
The Company performed a quantitative assessment for the Wet Shave, Skin Care, Sun Care and Feminine Care reporting units. We utilized independent valuation specialists and industry accepted valuation models in calculating the fair value of each reporting unit. In performing a quantitative assessment, we estimated the fair value of the Wet Shave, Skin Care and Sun Care reporting units by using an equally weighted income and market approach. For the Feminine Care reporting unit, we determined the fair value under the market approach.

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
The market approach uses the guideline public company method to calculate the fair value of each reporting unit by applying earnings multiples to the operating performance of each reporting unit. The multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. The multiples are adjusted given the specific characteristics of the reporting unit including its position in the market relative to the guideline companies and applied to the reporting unit’s operating data to arrive at an indication of fair value. For the Feminine Care reporting unit, the market approach was based on an offer received to purchase this reporting unit given, concurrent with the annual impairment analysis, additional information related to the potential sale of this business developed indicating that the offer was the best evidence of fair value. As discussed in Note 21 of Notes to Consolidated Financial Statements, the Company entered into a definitive agreement to sell this reporting unit for a purchase price of $340.0.
We also corroborate the fair value through a market capitalization reconciliation to determine whether the implied control premium is reasonable based on recent market transactions and other qualitative considerations.
The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units include market multiples, determination of comparable publicly traded companies, discount rates, terminal growth rates, future levels of revenue growth and EBITDA margins based upon our annual business and strategic plan. The assumptions used for the income approach include a weighted-average cost of capital ranging from 11.0% to 12.0% and terminal growth rates of 2.5%.
Based on the results of our annual quantitative assessment performed as of July 1, 2025, the carrying value of the Feminine Care reporting unit was greater than the fair value resulting in a non-cash goodwill impairment charge of $51.1, reflecting a partial impairment of the reporting unit.
The fair values of our Wet Shave and Skin Care reporting units exceeded their respective carrying values by 15% and 13%, respectively. The carrying value of the goodwill of our Wet Shave and Skin Care reporting units as of July 1, 2025 was $1,571.0 and $432.0, respectively.
Q4 Triggering Event
At September 30, 2025, after evaluating our sustained decrease in stock price and market capitalization, we concluded that there was a triggering event for our Wet Shave and Skin Care reporting unit requiring an interim impairment analysis. Based on timing and signing of the Feminine Care reporting unit sale agreement, the purchase price within the signed agreement reaffirmed that the fair value utilized as a part of the annual analysis remained unchanged and as such we concluded that there was not a triggering event for the Feminine Care reporting unit. The interim impairment analysis for our Wet Shave and Skin Care reporting unit was performed as of September 30, 2025, using the same approach as of July 1, 2025 to determine the fair value of reporting units. Based on this impairment analysis, the fair values of our Wet Shave and Skin Care reporting units exceeded their respective carrying values by 7% and 16%, respectively, and were deemed to be at-risk of future impairment. The carrying value of these reporting units closely approximated the amounts as of July 1, 2025. A sensitivity analysis of key assumptions for the Wet Shave and Skin Care reporting units was performed. The table below presents the change in fair value of the Wet Shave and Skin Care reporting units with adjustments to certain key assumptions based on the September 30, 2025 interim impairment test date.

	Discount rate increased by 100 bps	Market multiple decreased by 1.0x	Decrease in projected revenue by 5%	Decrease in projected EBITDA margin by 5%
Wet Shave reporting unit
Change in fair value	$(78.9)	$(115.4)	$(66.9)	$(69.1)
% by which fair value exceeds/(below) carrying amount	2.0%	(0.3)%	2.8%	2.6%

Skin Care reporting unit
Change in fair value	$(27.7)	$(23.1)	$(21.6)	$(22.2)
% by which fair value exceeds/(below) carrying amount	9.6%	10.7%	11.1%	10.9%

If actual results are not consistent with management's estimates and assumptions, a material impairment charge of goodwill could occur, which would have a material adverse effect on our consolidated financial statements.
Indefinite-lived intangible assets
Annual Impairment Test
The Company elected to bypass the qualitative assessment and perform a quantitative assessment of the Schick, Bulldog, Wet Ones, Hawaiian Tropic and Banana Boat trade names. We performed a qualitative test of impairment for the Carefree/Stayfree/o.b indefinite-lived intangible asset. If the estimated fair value of the indefinite-lived intangible asset is less than its carrying value, we would recognize an impairment loss. Based on the results of our annual impairment assessment performed as of July 1, 2025, the fair values of each indefinite-lived intangible asset exceeded its carrying value and no impairments were recorded.
In performing a quantitative assessment of these trade names, we estimate the fair value using the relief-from-royalty method and multi-period excess earnings method. The relief-from-royalty method requires assumptions related to projected revenues from our annual and strategic plans; assumed royalty rates that could be payable if we did not own the trade name or brand; and a market participant discount rate based on a weighted-average cost of capital. The multi-period excess earnings method requires assumptions related to projected revenues and EBITDA from our annual and strategic plans; contributory asset charges; and a market-participant discount rate based on a weighted-average cost of capital.
The key assumptions used in our relief-from-royalty model included revenue growth rates, the discount rate, terminal growth rate and assumed royalty rate. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The key assumptions used in our multi-period excess earnings method include revenue growth rates, EBITDA margin, discount rate and terminal growth rate. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar publicly traded companies. Terminal growth rates are based on industry market data. We estimated royalty rates based on the operating profits of the brand. The assumptions used for the relief-from-royalty method include a weighted-average cost of capital ranging from 11.25% to 12.25%, royalty rates ranging from 2.0% to 5.0% and terminal growth rate of 2.5%.
The fair values of our Bulldog and Banana Boat trade names exceeded their respective carrying values by 9% and 4%, respectively, and were deemed to be at-risk of future impairment. The carrying value of our Bulldog and Banana Boat trade names as of July 1, 2025 was $10.2 and $277.2, respectively. A sensitivity analysis of key assumptions for the Bulldog and Banana Boat trade names was performed. The table below presents the change in fair value of the Bulldog and Banana Boat trade names with adjustments to certain key assumptions based on the July 1, 2025 annual impairment test date.

	Discount rate increased by 100 bps	Royalty rate decreased by 50 bps	Decrease in projected revenue by 10%
Bulldog
Change in fair value	$(0.1)	$(0.8)	$(0.3)
% by which fair value exceeds/(below) carrying amount	7.6%	1.0%	5.7%

	Discount rate increased by 25 bps	Decrease in projected revenue by 2.5%	Decrease in projected EBITDA margin by 2.5%
Banana Boat
Change in fair value	$(7.7)	$(7.9)	$(9.1)
% by which fair value exceeds/(below) carrying amount	1.1%	(2.8)%	0.6%
If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trade names and brands could occur, which could have a material adverse effect on our consolidated financial statements.
For further discussion, see Note 8 of the Notes to Consolidated Financial Statements.
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
($ in millions, except per share data)
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

Derivatives Designated as Cash Flow Hedging Relationships
At September 30, 2025, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had unrealized pre-tax gains of $1.4 and $2.4 at September 30, 2025 and 2024, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss (“AOCI”). Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2025 levels over the next 12 months, the majority of the pre-tax gain included in AOCI at September 30, 2025 is expected to be included in Other expense (income), net. Contract maturities for these hedges extend into fiscal year 2027. There were 64 open foreign currency contracts at September 30, 2025 with a notional value of $125.2.
For further information on our derivatives designated as cash flow hedging relationships, see Note 18 of Notes to Consolidated Financial Statements.

Derivatives Not Designated as Cash Flow Hedging Relationships
Our foreign subsidiaries enter into internal and external transactions in the ordinary course of business that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency result in an exchange gain or loss recorded in Other expense (income), net in the Consolidated Statement of Earnings and Comprehensive Income. The primary currency to which our foreign subsidiaries are exposed is the U.S. dollar.
To mitigate these balance sheet exposures, we enter into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure; thus, they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in gains of $0.6 and $0.4 for fiscal 2025 and 2024, respectively, which were recorded in Other expense (income), net in the Consolidated Statement of Earnings and Comprehensive Income. There was one open foreign currency derivative contract with a notional value of $9.0. which was not designated as a cash flow hedge at September 30, 2025.

For further information on our derivatives not designated as cash flow hedging relationships, see Note 18 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future, use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. At September 30, 2025, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.
 Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on SOFR plus margin. As of September 30, 2025, our outstanding debt included $140.0 related to our Revolving Credit Facility and international, variable-rate note payable. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $1.7.
The remaining outstanding debt as of September 30, 2025 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Edgewell Personal Care Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of earnings and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2025 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Indefinite-lived Intangible Asset Impairment Assessment – Banana Boat Trade Name
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible trade names and brands balance as of September 30, 2025, was $601.6 million. As of July 1, 2025, the Banana Boat trade name, which is a portion of the indefinite-lived intangible trade names and brands balance, was $277.2 million. Management performs the annual impairment assessment for indefinite-lived intangible assets as of July 1, or more frequently if indicators of impairment exist. Management elected to bypass the qualitative assessment and performed a quantitative assessment of certain trade names, including the Banana Boat trade name. When a quantitative test is performed, management determines the fair value using one of two income approaches: (i) the relief-from-royalty method or (ii) the multi-period excess earnings method. As disclosed by management, determining the fair value of indefinite-lived intangible assets requires the use of significant judgment, estimates and assumptions. The key assumptions used in the multi-period excess earnings method include revenue growth rates, EBITDA margin, discount rate and terminal growth rate.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment of the Banana Boat trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Banana Boat trade name; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margin, discount rate, and terminal growth rate used in the multi-period excess earnings method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of indefinite-lived intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Banana Boat trade name; (ii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iii) testing the completeness and accuracy of underlying data used in the multi-period excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margin, discount rate, and terminal growth rate. Evaluating management’s assumptions related to revenue growth rates, EBIDTA margin, and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Banana Boat trade name; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.
Goodwill Impairment Assessments – Wet Shave and Skin Care Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance as of September 30, 2025, was $1,291.1 million, and the goodwill associated with the Wet Shave and Sun and Skin Care segments was $781.6 million and $355.5 million, respectively. Goodwill from the Skin Care reporting unit makes up a majority of the goodwill related to the Sun and Skin Care segment. Management performs the annual impairment assessment for goodwill as of July 1, or more frequently if indicators of impairment exist. Management elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate all goodwill reporting units. When a quantitative test is performed, management generally estimates each reporting unit’s fair value using a weighted income approach and market approach. As disclosed by management, determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. The income approach uses the discounted cash flow method, and the key assumptions include discount rates, terminal growth rates, future levels of revenue growth and EBITDA margins. The market approach uses the guideline public company method to calculate the fair value of each reporting unit by applying earnings multiples to the operating performance of each reporting unit, and the key assumptions include market multiples and determination of comparable publicly traded companies.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Wet Shave and Skin Care reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Wet Shave and Skin Care reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal growth rate, and discount rate used in the discounted cash flow method for the

Wet Shave reporting unit; EBITDA margin and discount rate used in the discounted cash flow method for the Skin Care reporting unit; and the earnings multiples and determination of comparable publicly traded companies used in the guideline public company method for the Skin Care reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Wet Shave and Skin Care reporting units; (ii) evaluating the appropriateness of the discounted cash flow method and the guideline public company method used by management; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, terminal growth rate, and discount rate used in the discounted cash flow method for the Wet Shave reporting unit; EBITDA margin and discount rate used in the discounted cash flow method for the Skin Care reporting unit; and the earnings multiples and determination of comparable publicly traded companies used in the guideline public company method for the Skin Care reporting unit. Evaluating management’s assumptions related to revenue growth rates and terminal growth rate for the Wet Shave reporting unit and EBITDA margin for the Skin Care reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Wet Shave and Skin Care reporting units; (ii) the consistency with external market and industry data; (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method and guideline public company method; (ii) the reasonableness of the discount rate assumptions for the Skin Care reporting units and discount rate and terminal growth rate for the Wet Shave reporting unit; and (iii) the reasonableness of the earnings multiples and determination of comparable publicly traded companies assumptions for the Skin Care reporting unit.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
November 17, 2025
We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Fiscal Year
	2025	2024	2023
Net sales	$2,223.5	$2,253.7	$2,251.6
Cost of products sold	1,298.6	1,298.0	1,310.8
Gross profit	924.9	955.7	940.8

Selling, general and administrative expense	425.0	430.1	409.6
Advertising and sales promotion expense	246.7	232.0	229.1
Research and development expense	57.6	58.4	58.5
Restructuring charges	47.9	35.9	16.6
Impairment charges	51.1	—	—
Operating income	96.6	199.3	227.0

Interest expense associated with debt	73.2	76.5	78.5
Other (income) expense, net	(0.2)	1.9	0.8
Earnings before income taxes	23.6	120.9	147.7
Income tax (benefit) provision	(1.8)	22.3	33.0
Net earnings	$25.4	$98.6	$114.7

Earnings per share (Note 5):
Basic	$0.53	$1.98	$2.24
Diluted	$0.53	$1.97	$2.21

Weighted-average shares outstanding:
Basic	47.5	49.7	51.2
Diluted	47.6	50.1	51.8

Statements of Comprehensive Income:
Net earnings	$25.4	$98.6	$114.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27.0	18.6	44.3
Pension and postretirement activity, net of tax (benefit) provision of $7.0 in 2025, $(0.6) in 2024, and $2.7 in 2023	17.2	1.2	6.6
Deferred (loss) gain on hedging activity, net of tax (benefit) provision of $0.3 in 2025, $(2.2) in 2024, and $(2.2) in 2023	0.8	(4.6)	(4.8)
Total other comprehensive income (loss), net of tax	45.0	15.2	46.1
Total comprehensive income	$70.4	$113.8	$160.8

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$225.7	$209.1
Trade receivables, less allowance for doubtful accounts of $4.8 and $4.6	137.8	109.4
Inventories	484.7	477.3
Other current assets	147.3	140.2
Total current assets	995.5	936.0
Property, plant and equipment, net	369.3	349.1
Goodwill	1,291.1	1,338.6
Other intangible assets, net	921.3	948.5
Other assets	179.1	158.7
Total assets	$3,756.3	$3,730.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$29.5	$24.5
Accounts payable	219.7	219.3
Other current liabilities	316.3	319.8
Total current liabilities	565.5	563.6
Long-term debt	1,383.3	1,275.0
Deferred income tax liabilities	118.8	133.2
Other liabilities	135.6	175.0
Total liabilities	2,203.2	2,146.8
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 46,464,244 and 48,920,813 outstanding	0.7	0.7
Additional paid-in capital	1,578.8	1,586.0
Retained earnings	1,086.7	1,090.1
Common stock in treasury at cost, 18,787,745 and 16,331,176	(1,003.3)	(937.9)
Accumulated other comprehensive loss	(109.8)	(154.8)
Total shareholders’ equity	1,553.1	1,584.1
Total liabilities and shareholders’ equity	$3,756.3	$3,730.9
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2025	2024	2023
Cash Flow from Operating Activities
Net earnings	$25.4	$98.6	$114.7
Depreciation and amortization	88.8	88.0	91.4
Impairment charges	51.1	—	—
Share-based compensation expense	24.5	26.5	27.5
Deferred income taxes	(21.7)	(9.6)	(4.5)
Deferred compensation payments	(3.1)	(2.1)	(4.9)
Loss on sale of assets	1.9	0.7	2.5
Defined benefit settlement loss	—	—	7.9
Other, net	(22.7)	(18.7)	(23.5)
Changes in current assets and liabilities used in operations:
Accounts receivable, net	(15.3)	(7.3)	31.0
Inventories	0.1	19.7	(32.4)
Other current assets	(2.6)	4.7	20.8
Accounts payable	3.3	17.0	(30.2)
Other current liabilities	(11.3)	13.5	15.8
Net cash provided by operating activities	118.4	231.0	216.1

Cash Flow from Investing Activities
Capital expenditures	(77.0)	(56.5)	(49.5)
Collection of deferred purchase price from accounts receivable sold	5.6	0.7	2.7
Other, net	(1.5)	(6.6)	(3.7)
Net cash used for investing activities	(72.9)	(62.4)	(50.5)

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Fiscal Year
	2025	2024	2023
Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	931.0	813.0	841.0
Cash payments for debt with original maturities greater than 90 days	(825.0)	(901.0)	(874.0)
Net proceeds from debt with original maturities of 90 days or less	5.5	4.2	—
Repurchase of shares	(90.2)	(58.5)	(75.2)
Dividends paid to common shareholders	(29.3)	(30.7)	(31.5)
Employee shares withheld for taxes	(7.5)	(7.3)	(9.0)
Net financing (outflow) inflow from the Accounts Receivable Facility	(14.1)	5.2	2.3
Other, net	(0.4)	(4.3)	(0.1)
Net cash used for financing activities	(30.0)	(179.4)	(146.5)

Effect of exchange rate changes on cash	1.1	3.5	8.6

Net increase (decrease) in cash and cash equivalents	16.6	(7.3)	27.7
Cash and cash equivalents, beginning of period	209.1	216.4	188.7
Cash and cash equivalents, end of period	$225.7	$209.1	$216.4

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$73.3	$62.8	$74.3
Cash paid for income taxes, net	25.5	33.5	45.8

See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at October 1, 2022	65.2	$0.7	(13.7)	$(860.9)	$1,604.3	$939.1	$(216.1)	$1,467.1
Net earnings	—	—	—	—	—	114.7	—	114.7
Dividends declared to common shareholders	—	—	—	—	—	(31.7)	—	(31.7)
Foreign currency translation adjustments	—	—	—	—	—	—	44.3	44.3
Pension and postretirement activity	—	—	—	—	—	—	6.6	6.6
Deferred loss on hedging activity	—	—	—	—	—	—	(4.8)	(4.8)
Repurchase of shares	—	—	(1.9)	(75.2)	—	—	—	(75.2)
Activity under share plans	—	—	0.6	30.0	(10.5)	—	—	19.5
Balance at September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	98.6	—	98.6
Dividends declared to common shareholders	—	—	—	—	—	(30.6)	—	(30.6)
Foreign currency translation adjustments	—	—	—	—	—	—	18.6	18.6
Pension and postretirement activity	—	—	—	—	—	—	1.2	1.2
Deferred loss on hedging activity	—	—	—	—	—	—	(4.6)	(4.6)
Repurchase of shares including excise tax	—	—	(1.6)	(59.3)	—	—	—	(59.3)
Activity under share plans	—	—	0.3	27.5	(7.8)	—	—	19.7
Balance at September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net earnings	—	—	—	—	—	25.4	—	25.4
Dividends declared	—	—	—	—	—	(28.8)	—	(28.8)
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	17.2	17.2
Deferred loss on hedging activity	—	—	—	—	—	—	0.8	0.8
Repurchase of shares including excise tax	—	—	(2.8)	(90.0)	—	—	—	(90.0)
Activity under share plans	—	—	0.3	24.6	(7.2)	—	—	17.4
Balance at September 30, 2025	65.2	$0.7	(18.8)	$(1,003.3)	$1,578.8	$1,086.7	$(109.8)	$1,553.1

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

Note 2 - Summary of Significant Accounting Policies
Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. At September 30, 2025, the Company had $225.7 in available cash and cash equivalents, a significant portion of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company’s subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
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
Trade Receivables
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the trade receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Bad debt expense is included in Selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Earnings and Comprehensive Income. The Company has two accounts receivable factoring programs. For further discussion, see Note 10 of Notes to Consolidated Financial Statements.
Inventories
Inventories are valued at the lower of cost or market value, with cost generally determined using average cost or the first-in, first-out (“FIFO”) method.
Capitalized Software Costs
Capitalized software costs are included in Property, plant and equipment, net. These costs are amortized using the straight-line method over periods of related benefit ranging from 3 to 7 years. Expenditures related to capitalized software are included within Capital expenditures in the Consolidated Statements of Cash Flows.
Property, Plant and Equipment, net
Property, plant and equipment, net (“PP&E”) is stated at historical cost. PP&E acquired as part of a business combination is recorded at estimated fair value. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported as Capital expenditures in the accompanying Consolidated Statements of Cash Flows. Maintenance, repairs and minor renewals are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the disposition are reflected in Net earnings. Depreciation is generally provided on the straight-line basis by charges to earnings at rates based on estimated useful lives. Estimated useful lives range from 3 to 10 years for machinery and equipment and 15 to 30 years for buildings and building improvements.
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
Goodwill and Other Intangible Assets
We perform our annual impairment assessment for goodwill and indefinite-lived intangible assets as of July 1st or more frequently if indicators of impairment exist. We consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
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
When the qualitative assessment is not utilized and a quantitative test is performed, we generally estimate each reporting unit’s fair value using a weighted income approach and market approach. The income approach uses the reporting unit's projections of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The market approach uses market multiples of comparable companies.
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
For further discussion, see Note 8 of Notes to Consolidated Financial Statements.
Other Intangible Assets
Our indefinite-lived intangible assets primarily consist of trade names. We evaluate these intangible assets for impairment using either a qualitative or quantitative assessment.
When a quantitative test is performed, we determine the fair value using one of two income approaches: (i) the relief-from-royalty method or (ii) the multi-period excess earnings method. These methods require assumptions regarding future revenue growth, EBITDA margins, contributory asset charges, market participant discount rates based on a weighted-average cost of capital and assumed royalty rates if we did not own the trade name.

Other definite-life intangible assets, have a remaining weighted-average life of approximately seven years, are amortized on a straight-line basis over expected lives of three to 25 years. These intangible assets are assessed for impairment when impairment indicators are present.
For further discussion, see Note 8 of Notes to Consolidated Financial Statements.
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
Performance Obligations
The Company’s revenue is generated from the sale of its products. Revenue is recognized when the customer obtains control of the goods, which occurs when the ability to use and obtain benefits from the goods are passed to the customer, most commonly upon the delivery of goods to the customer. Discounts are offered to customers for early payment and an estimate of discounts is recorded as a reduction of Net sales in the same period as the sale. The Company’s standard sales terms are final and returns or exchanges are not permitted with the exception of end-of-season returns for Sun Care products. The Company also allows for returns of other products under limited circumstances. Reserves are established and recorded in cases where the right of return exists for a particular sale.
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
Significant Judgments
The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but the following conditions are applicable to all sales: (i) the sales arrangement is evidenced by purchase orders submitted by customers; (ii) the selling price is fixed or determinable; (iii) title to the product has transferred; (iv) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (v) collectability is reasonably assured. Simultaneously with the sale, the Company reduces Net sales and Cost of products sold and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. The Company also allows for returns of other products under limited circumstances. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, the Company allows customers to return Sun Care products that have not been sold by the end of the Sun Care season, which is normal practice in the Sun Care industry. The timing of returns of Sun Care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer Sun Care season. The Company estimates the level of Sun Care returns as the Sun Care season progresses using a variety of inputs, including historical experience, consumption trends during the Sun Care season, obsolescence factors including expiration dates and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the Sun Care season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the Sun Care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-Sun Care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $42.8 and $50.3 at September 30, 2025 and 2024, respectively.

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
Contract Balances
The timing of revenue recognition is based on completion of performance obligations through the transfer of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities were $0.8 and $1.1 at September 30, 2025 and 2024, respectively, and were classified within Other current liabilities on our Consolidated Balance Sheets. Substantially all of the amount deferred will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in its trade receivables portfolio determined by historical experience, specific allowances for known troubled accounts, and other currently available information.
Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statements of Earnings and Comprehensive Income includes advertising costs of $126.3, $127.1 and $116.0 for fiscal 2025, 2024 and 2023, respectively.
Share-Based Payments
The Company grants restricted share equivalents (“RSE”), which generally vest over three to four years. The estimated fair value of each grant is estimated on the date of grant based on the current market price of the Company’s common stock. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur. A portion of the RSE awards provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. For Performance Restricted Share Equivalents (“PRSE”), the Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. For PRSE awards granted during fiscal 2025, 2024 and 2023, awards will vest by comparing the Company’s total shareholder return (“TSR”) during a certain three-year period to the respective TSRs of companies in a selected performance peer group. The expense recorded for these awards was recorded on a straight-line basis based on the grant date fair value using a Monte Carlo simulation.
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
Gains and losses resulting from foreign currency transactions are included in Net earnings. Foreign currency losses of $2.0 and gains of $1.9 and $1.7 during fiscal 2025, 2024 and 2023, respectively, were included within Other expense (income), net in the Consolidated Statement of Earnings and Comprehensive Income. The Company uses foreign exchange (“FX”) instruments to reduce the risk of FX transactions as described below and in Note 18 of Notes to Consolidated Financial Statements.
Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate, and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments are selected based on their risk reduction attributes, costs, and related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2025.
At September 30, 2025, the Company had $140.0 of variable rate debt outstanding. In the past the Company has used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2025, the Company did not have any outstanding interest rate swap agreements.
For further discussion, see Note 12 and Note 18 of Notes to Consolidated Financial Statements.

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented and early adoption is permitted. The Company adopted this ASU as of the fourth quarter of fiscal year 2025. The adoption of this ASU did not have a material effect on the consolidated financial statements. Refer to Note 20 for additional information regarding the Company’s segment reporting.

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2025, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $11 in fiscal 2026. The Company has incurred restructuring and related charges as follows:

	Fiscal Year
	2025	2024	2023
Severance and related costs	$6.8	$10.2	$6.2
Asset write-off and accelerated depreciation	1.7	0.6	0.8
Consulting, project implementation and management, and other exit costs	10.6	9.6	10.1
Total restructuring and related charges (1) (2)	$19.1	$20.4	$17.1
(1) Restructuring and related charges of nil, nil and $0.2 are included within Cost of products sold for fiscal 2025, 2024 and 2023, respectively.
(2) Restructuring and related charges of $1.7, $0.1 and $0.3 are included within SG&A for fiscal 2025, 2024 and 2023, respective

Consolidation of Mexico Facilities
In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is anticipating incurring total restructuring and related charges of approximately $15 which consists of $2 of asset write-offs, and $13 of consulting, project implementation and management, and other exit costs, all of which is expected to be incurred in fiscal 2026. The consolidation of Mexico facilities is expected to be completed by the second quarter of fiscal 2026.

	Fiscal Year
	2025	2024
Severance and related benefit costs	0.3	15.6
Asset write-off and accelerated depreciation	4.1	—
Consulting, project implementation and management, and other exit costs	29.6	—
Total restructuring and related charges (1) (2)	$34.0	$15.6
(1) Restructuring and related charges of $3.5 and nil are included within Cost of products sold for fiscal 2025 and 2024.
(2) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.

Restructuring Reserves

	Operating Model Redesign	Consolidation of Mexico Facilities	Total
Severance and related benefit costs
Balance at October 1, 2023	$3.9	$—	$3.9
Charge to income	10.8	15.6	26.4
Cash payments	(9.6)	—	(9.6)
Balance at September 30, 2024	5.1	15.6	20.7
Charge to income	6.8	0.3	7.1
Cash payments	(7.9)	(2.0)	(9.9)
Non-cash utilization	(1.3)	(0.6)	(1.9)
Balance at September 30, 2025	2.7	13.3	16.0

Asset write-off and accelerated depreciation
Balance at October 1, 2023	—	—	—
Charge to income	—	—	—
Cash payments	—	—	—
Non-cash utilization	—	—	—
Balance at September 30, 2024	—	—	—
Charge to income	1.7	4.1	5.8
Non-cash utilization	(1.7)	(4.1)	(5.8)
Balance at September 30, 2025	—	—	—

Consulting, project implementation and management, and other exit costs
Balance at September 30, 2023	0.7	—	0.7
Charge to income	9.6	—	9.6
Cash payments	(9.6)	—	(9.6)
Balance at September 30, 2024	0.7	—	0.7
Charge to income	10.6	29.6	40.2
Cash payments	(10.6)	(28.1)	(38.7)
Non-cash utilization	(0.7)	(0.8)	(1.5)
Balance at September 30, 2025	—	0.7	0.7

Total restructuring and related activities accrual	$2.7	$14.0	$16.7
See Note 21 of Notes to Consolidated Financial Statements for further information on restructuring activities.

Note 4 - Income Taxes
The provisions for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2025	2024	2023
Currently payable:
United States - Federal	$(6.8)	$6.3	$12.5
State	(0.4)	0.2	3.5
Foreign	27.1	25.4	21.5
Total current	19.9	31.9	37.5
Deferred:
United States - Federal	(14.7)	(4.8)	(4.5)
State	(1.8)	1.5	(0.6)
Foreign	(5.2)	(6.3)	0.6
Total deferred	(21.7)	(9.6)	(4.5)
Income tax provision	$(1.8)	$22.3	$33.0
The source of pre-tax earnings was:

	Fiscal Year
	2025	2024	2023
United States	$(105.7)	$(13.3)	$37.6
Foreign	129.3	134.2	110.1
Pre-tax earnings	$23.6	$120.9	$147.7
A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	Fiscal Year
	2025		2024		2023
Computed tax at federal statutory rate	$5.0	21.0%	$25.4	21.0%	$31.0	21.0%
State income taxes, net of federal tax benefit	(2.4)	(10.2)	0.9	0.7	2.7	1.8
Foreign tax less than the federal rate (1)	(4.1)	(17.1)	(9.1)	(7.6)	(1.0)	(0.7)
Adjustments to prior years’ tax accruals	(8.6)	(36.2)	(4.3)	(3.5)	(6.1)	(4.2)
Other taxes including repatriation of foreign earnings	5.5	23.8	7.1	5.9	4.4	3.1
Compensation adjustments	3.8	15.9	4.0	3.4	1.9	1.2
Other, net	0.1	0.3	1.7	1.4	(0.5)	(0.3)
Uncertain tax positions	(6.7)	(28.4)	(3.4)	(2.8)	0.6	0.4
Goodwill impairment	8.4	35.3	—	—	—	—
Rerate of deferred tax balances	(2.8)	(11.7)	—	—	—	—
Total	$(1.8)	(7.3)%	$22.3	18.5%	$33.0	22.3%
(1) Includes the impact of foreign valuation allowances.

The deferred tax assets and deferred tax liabilities recorded on the Consolidated Balance Sheet include current and noncurrent amounts and were as follows:

	September 30,
	2025	2024
Deferred tax liabilities:
Depreciation and property differences	$(14.2)	$(18.3)
Amortizable assets	(220.0)	(229.3)
Lease liabilities	(20.0)	(23.1)
Other tax liabilities	(0.2)	(7.3)
Gross deferred tax liabilities	(254.4)	(278.0)
Deferred tax assets:
Accrued liabilities	50.8	54.2
Deferred and share-based compensation	14.5	14.4
Tax carryforwards and tax credits	69.4	51.1
Postretirement benefits other than pensions	0.9	1.3
Pension plans	12.9	28.0
Inventory differences	5.1	5.9
Lease right of use assets	19.8	23.3
Deferred revenue	1.0	4.2
Other tax assets	7.3	9.4
Gross deferred tax assets	181.7	191.8
Valuation allowance	(20.9)	(21.5)
Net deferred tax liabilities	$(93.6)	$(107.7)
There were no material tax loss carryforwards that expired in fiscal 2025. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not expected to be material from 2026 through 2042. The remaining tax loss carryforwards and credits have no expiration. The valuation allowance is primarily attributable to tax loss carryforwards, other carryforwards, and certain deferred tax assets impacted by the deconsolidation of the Company’s Venezuelan subsidiaries.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post-retirement obligations, fund capital projects and to support foreign growth initiatives including potential acquisitions. As of September 30, 2025, $872.9 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Unrecognized tax benefits activity is summarized below:

	2025	2024	2023
Unrecognized tax benefits, beginning of year	$16.6	$19.7	$19.4
Additions based on current year tax positions and acquisitions	2.2	2.1	1.9
Settlements with taxing authorities and statute expirations	(7.6)	(5.2)	(1.6)
Unrecognized tax benefits, end of year	$11.2	$16.6	$19.7
Included in the unrecognized tax benefits noted above was $10.4 of uncertain tax positions that would affect the Company’s effective tax rate, if recognized. The Company does not expect any material increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. In the Consolidated Balance Sheets, unrecognized tax benefits are classified as Other liabilities (non-current) to the extent that payments are not anticipated within one year.
The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued $2.3 of interest, (net of the deferred tax asset of $0.3) at September 30, 2025, and $3.9 of interest, (net of the deferred tax asset of $0.7) at September 30, 2024. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company’s tax returns.
The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 30 foreign jurisdictions where the Company has operations. In general, U.S. federal income tax returns for tax years ended September 30, 2022 and after remain subject to examination by the Internal Revenue Service (the “IRS”). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2015. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and several new US tax law changes. The legislation has multiple effective dates with certain provisions effective for the Company beginning fiscal 2026. The impact of these tax law changes are not material to our current year consolidated financial statements and we are currently assessing the impact on future years.

Note 5 - Earnings per Share
Basic earnings per share is based on the average number of common stock outstanding during the period. Diluted earnings per share is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of share options, RSE, and PRSE awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted earnings per share calculation:

	Fiscal Year
	2025	2024	2023
Basic weighted-average shares outstanding	47.5	49.7	51.2
Effect of dilutive securities:
Options, RSE and PRSE awards	0.1	0.4	0.6
Total dilutive securities	0.1	0.4	0.6
Diluted weighted-average shares outstanding	47.6	50.1	51.8
The following weighted-average common stock were excluded from the calculation of diluted net earnings per share because the effect of including these awards was antidilutive.

	Fiscal Year
	2025	2024	2023
Options, RSE and PRSE awards	1.6	1.3	1.2
Note 6 - Inventories
The following table summarizes our inventories at September 30, 2025 and 2024:

	Fiscal Year
	2025	2024
Inventories
Raw materials and supplies	$84.1	$82.6
Work in process	97.4	91.8
Finished products	303.2	302.9
Total inventories	$484.7	$477.3

Note 7 - Property, Plant and Equipment
The following table summarizes our PP&E, net at September 30, 2025 and 2024:

	Fiscal Year
	2025	2024
PP&E
Land	$19.3	$18.9
Buildings	153.1	147.9
Machinery and equipment	1,178.5	1,132.7
Capitalized software costs	69.0	62.5
Construction in progress	77.0	62.0
Total gross property, plant and equipment	1,496.9	1,424.0
Accumulated depreciation	(1,127.6)	(1,074.9)
Total PP&E, net	$369.3	$349.1
The components of depreciation expense for PP&E and amortization expense for capitalized software costs were as follows:

	Fiscal Year
	2025	2024	2023
Depreciation expense	$53.8	$52.7	$55.6
Amortization expense associated with capitalized software	3.9	4.3	5.0
As of September 30, 2025 and 2024, the Company had $1.0 and $5.8, respectively, included in accounts payable for the acquisition of PP&E, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

Note 8 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
Gross balance at October 1, 2023	$1,140.5	$355.9	$206.0	$1,702.4
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2023	$771.5	$353.9	$206.0	$1,331.4

Changes in the twelve months ended September 30, 2024
Cumulative translation adjustment	5.5	1.5	0.2	$7.2

Gross balance at October 1, 2024	$1,146.0	$357.4	$206.2	$1,709.6
Accumulated goodwill impairment	(369.0)	(2.0)	—	(371.0)
Net balance at October 1, 2024	$777.0	$355.4	$206.2	$1,338.6

Changes in the twelve months ended September 30, 2025
Cumulative translation adjustment	4.6	0.1	(1.1)	3.6

Gross balance at September 30, 2025	$1,150.6	$357.5	$205.1	$1,713.2
Accumulated goodwill impairment (1)	(369.0)	(2.0)	(51.1)	(422.1)
Net balance at September 30, 2025	$781.6	$355.5	$154.0	$1,291.1
(1) $51.1 of goodwill impairment was recognized during the twelve months ended September 30, 2025 related to the Feminine Care segment.

The Company performed its annual goodwill impairment analysis as of July 1, 2025. The Company performed a quantitative assessment of goodwill impairment for all its reporting units. The annual impairment test was performed using the Company’s annual business and long-term strategic plan. Based on the results of our quantitative assessment, we determined that the fair value of the Wet Shave, Skin Care and Sun Care reporting units was greater than the respective carrying amounts and there was no impairment of goodwill for these reporting units. The fair values for the Wet Shave and Skin Care reporting units exceeded their carrying values by 15% and 13%, respectively. The impairment analysis for the Feminine Care reporting unit indicated that the carrying value exceeded its fair value by 13.7% resulting in a non-cash goodwill impairment charge of $51.1.

For the Feminine Care reporting unit, the market approach was based on a $340.0 offer received to purchase this reporting unit, a Level 3 fair value input, given concurrent with the annual impairment analysis, additional information related to the potential sale of this business developed indicating that the offer was the best evidence of fair value. We entered into a definitive agreement to sell the Feminine Care reporting unit for a purchase price of $340.0. See Note 21 of Notes to Consolidated Financial Statements.
As part of the Company’s monitoring of significant events or changes in circumstances related to its reporting units since the annual impairment testing date that would require another goodwill impairment assessment as of September 30, 2025, we identified the sustained decline in stock price and resulting market capitalization as a triggering event primarily related to the Wet Shave and Skin Care reporting units. Based on timing and signing of the Feminine Care reporting unit sale agreement, the purchase price within the signed agreement reaffirmed that the fair value utilized as a part of the annual analysis remained unchanged and as such the company concluded that there was not a triggering event for the Feminine Care reporting unit. The interim impairment analysis for the Wet Shave and Skin Care reporting units was performed as of September 30, 2025, using the same approach as of July 1, 2025 to determine the fair value of reporting units. Based on the results of the year-end interim impairment analysis, no impairment charge was recorded as the fair values for the Wet Shave and Skin Care reporting units exceeded their carrying values by 7% and 16%, respectively.

Total intangible assets were as follows:

	September 30, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$601.6	$—	$601.6	$597.7	$—	$597.7

Definite lived
Trade names and brands	$340.0	$(119.9)	$220.1	$339.8	$(104.0)	$235.8
Technology and patents	80.2	(78.3)	1.9	79.7	(77.3)	2.4
Customer related and other	272.6	(174.9)	97.7	272.5	(159.9)	112.6
Amortizable intangible assets	$692.8	$(373.1)	$319.7	$692.0	$(341.2)	$350.8
Total intangible assets	$1,294.4	$(373.1)	$921.3	$1,289.7	$(341.2)	$948.5
The Company’s annual indefinite-lived intangible assets impairment analysis was conducted on July 1, 2025. The Company performed a quantitative assessment of the Schick, Bulldog, Wet Ones, Hawaiian Tropic and Banana Boat trade names. We performed a qualitative test of impairment for the Carefree/Stayfree/o.b. indefinite-lived intangible asset because the fair value significantly exceeded carrying value in the interim impairment test. Based on the results of the quantitative and qualitative assessments, we determined there were no impairments of the carrying values of the indefinite-lived intangible assets. The fair value for Bulldog and Banana Boat trade name exceeded its carrying value by 9% and 4%, respectively.
As part of the Company’s monitoring of significant events or changes in circumstances related to its indefinite-lived intangible assets since its annual impairment testing, the Company did not identify any triggering events that would indicate the existence of an impairment of the indefinite-lived intangible assets as of September 30, 2025.
Unfavorable fluctuations in the discount rates and market multiples, royalty rates or declines in forecasted sales and margins could impact the forecasted financial performance and related fair value of our reporting units and indefinite-lived trade names. If that were to occur, it could result in impairment of our reporting units and indefinite-lived trade names. The Company will continue to monitor events which could trigger future interim impairment analyses, such as changing business conditions, our financial performance and our market capitalization.

Amortization expense for definite lived intangible assets was $31.1, $31.1 and $30.8 for fiscal 2025, 2024 and 2023, respectively.
Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Fiscal 2026	$30.8
Fiscal 2027	$30.6
Fiscal 2028	$30.5
Fiscal 2029	$30.4
Fiscal 2030	$30.4
Thereafter	$167.0

Note 9 - Leases
A summary of the Company's lease information is as follows:

		September 30, 2025	September 30, 2024
Assets	Classification
Right of use assets	Other assets	$73.2	$85.4

Liabilities
Current lease liabilities	Other current liabilities	$15.4	$16.7
Long-term lease liabilities	Other liabilities	57.1	69.8
Total lease liabilities		$72.5	$86.5

Other information
Weighted-average remaining lease term (years)		8.1	8.1
Weighted-average incremental borrowing rate		9.1%	8.8%

	Fiscal Year
	2025	2024	2023
Statement of Earnings
Lease cost (1)	$23.9	$18.0	$12.5

Other information
Leased assets obtained in exchange for new lease liabilities	$2.2	$32.1	$25.9
Cash paid for amounts included in the measurement of lease liabilities	$22.8	$17.5	$12.2
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense and variable lease expense are excluded from this amount and are not material.
The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Operating Leases
Fiscal 2026	$20.4
2027	16.8
2028	14.1
2029	8.4
2030	6.3
2031 and thereafter	42.8
Total future minimum lease commitments	108.8
Less: Imputed Interest	(36.3)
Present value of lease liabilities	$72.5

Note 10 - Accounts Receivable Facility
The Company participates in accounts receivable facility programs both in the United States and Japan. These receivable agreements are between the Company, MUFG Bank, LTD., and the subsidiaries of both parties. Transfers under the accounts receivable repurchase agreements are accounted for as sales of receivables, resulting in the receivables being derecognized from the Consolidated Balance Sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution. The purchase and sale of receivables under these certain accounts receivable repurchase agreements is intended to be an absolute and irrevocable transfer without recourse by the purchaser to the Company for the creditworthiness of any obligor. The Company has considered its performance obligation to collect and service the receivables sold in the United States and Japan. The compensation received is considered acceptable servicing compensation and, as such, the Company does not recognize a servicing asset or liability.
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
Accounts receivable sold under the Accounts Receivable Facility for the years ended September 30, 2025 and 2024 were $1,177.5 and $1,176.1, respectively. The trade receivables sold that remained outstanding under the Accounts Receivable Facility as of September 30, 2025 and 2024 were $94.7 and $88.6, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statement of Earnings and Comprehensive Income. For the years ended September 30, 2025 and 2024, the loss on sale of trade receivables was $5.6 and $6.4, respectively.

Note 11 - Supplemental Balance Sheet
The following table summarizes our current assets and current and non-current liabilities at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Other Current Assets
Prepaid expenses	$78.4	$76.4
Value added tax collectible	43.7	40.0
Income taxes receivable	13.3	14.7
Other	11.9	9.1
Total other current assets	$147.3	$140.2
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$26.2	$26.3
Accrued trade allowances	29.6	28.7
Accrued salaries, vacations and incentive compensation	53.1	78.6
Income taxes payable	20.3	13.6
Returns reserve	42.8	50.3
Restructuring reserve	16.7	21.4
Accrued interest	24.7	24.7
Other	102.9	76.2
Total other current liabilities	$316.3	$319.8
Other Liabilities
Pensions and other retirement benefits	$32.7	$45.6
Other non-current liabilities	102.9	129.4
Total other liabilities	$135.6	$175.0
Note 12 - Debt
The detail of long-term debt was as follows:

	September 30, 2025	September 30, 2024
Senior notes, fixed interest rate of 5.5%, due 2028 (1)	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029 (1)	500.0	500.0
Revolving credit facility	140.0	34.0
Total long-term debt, including current maturities	1,390.0	1,284.0
Less unamortized debt issuance costs and discount (1)	6.7	9.0
Total long-term debt	$1,383.3	$1,275.0
(1)At September 30, 2025, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $3.9 and $2.8, respectively. At September 30, 2024, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $5.4 and $3.6, respectively.
At September 30, 2025 and 2024, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $29.5 and $24.5, respectively, with variable weighted-average interest rates of 3.7% and 3.8%, respectively. These notes were primarily outstanding international borrowings.
U.S. Revolving Credit Facility
On April 2, 2024 (the “Restatement Date”), the Company and certain subsidiaries of the Company entered into a Restatement Agreement (the "Restatement Agreement") with Bank of America, N.A. as administrative agent and collateral agent ("BofA"), and the several lenders from time to time party thereto (together with BofA, the "Lenders"), which amended and restated the Company’s Credit Agreement, dated as of March 28, 2020 (as previously amended by that certain Amendment No. 1 to Credit Agreement, dated as of February 6, 2023, and as otherwise amended, amended and restated, supplemented or otherwise modified prior to the Restatement Date (the “Credit Facility”) to extend the maturity date to April 2, 2029.

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
Debt Covenants
The U.S. revolving credit facility discussed above (“Revolving Credit Facility”) governing our outstanding debt at September 30, 2025 contains certain customary representations and warranties, financial covenants, covenants restricting the Company’s ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of the Company’s indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0, however, there is an exception for acquisition activity. In addition, under the Revolving Credit Facility, the ratio of the Company’s EBITDA, as defined in the credit agreement, to total interest expense must exceed 3.0 to 1.0. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under the Revolving Credit Facility would trigger cross-defaults on its other borrowings.
As of September 30, 2025, the Company was in compliance with the provisions and covenants associated with the Revolving Credit Facility.
Debt Maturities
As of September 30, 2025, we had outstanding borrowings of $140.0 under the U.S. Revolving Credit Facility, which matures in 2029. As of September 30, 2025, future minimum repayments of fixed debt are: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
Note 13 - Supply Chain Financing Programs
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
The summary of the Company’s outstanding obligations confirmed as valid under the SCF program is as follows.

2025
Confirmed obligations outstanding as of September 30, 2024	$16.9
Invoices confirmed	83.6
Invoices Paid	(85.4)
Confirmed obligations outstanding as of September 30, 2025	$15.1

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
The Company initiated the wind-up of its Canadian defined benefit pension plan (“Canada Plan”) in June 2021. On September 1, 2021, Edgewell Personal Care Canada ULC (“EPC Canada”) as administrator of the Canada Plan entered into a buy-in annuity purchase agreement (“Buy-in Agreement”) with Brookfield Annuity Company (“Brookfield Annuity”) for certain members of the Canada Plan. On January 25, 2023, the Company received approval by the Financial Services Regulatory Authority of Ontario to wind-up the Canada Plan. Upon regulatory approval of the Canada Plan, EPC Canada proceeded with purchasing annuities for the remaining Canada Plan participants and converting the Buy-in Agreement to a buy-out annuity purchase agreement (“Buy-out Agreement”), which was purchased and funded by the Canada Plan on March 31, 2023. The Company was relieved of its defined benefit pension obligation through its irrevocable commitment under the Buy-out Agreement. As of the settlement date, the Company remeasured its assets and its projected benefit obligation associated with the Canada Plan. Upon settlement, the Company derecognized the assets, projected benefit obligation and losses remaining in accumulated other comprehensive loss (“AOCI”) associated with the Canada Plan, which resulted in a loss on settlement of $7.9. The loss was recorded in Other expense (income), net in the Consolidated Statement of Earnings and Comprehensive Income for the fiscal year ended September 30, 2023.
The Company funds its pension plans in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) or local funding requirements.
The following tables present the benefit obligation, plan assets, and funded status of the plans:

	Fiscal Year
	Pension		Postretirement
	2025	2024	2025	2024
Change in projected benefit obligation
Benefit obligation at beginning of year	$448.4	$404.9	$4.9	$3.9
Service cost	2.5	1.9	—	—
Interest cost	18.0	21.1	0.2	0.2
Actuarial (loss) gain	(25.2)	43.1	(0.1)	1.0
Benefits paid, net	(26.6)	(28.4)	(0.2)	(0.2)
Foreign currency exchange rate changes	5.9	5.8	(0.1)	—
Projected benefit obligation at end of year	423.0	448.4	4.7	4.9
Change in plan assets
Estimated fair value of plan assets at beginning of year	412.3	363.9	—	—
Actual return on plan assets	17.6	62.8	—	—
Company contributions	7.4	7.9	0.2	0.2
Benefits paid	(26.6)	(28.4)	(0.2)	(0.2)
Foreign currency exchange rate changes	7.1	6.1	—	—
Estimated fair value of plan assets at end of year	417.8	412.3	—	—
Funded status at end of year	$(5.2)	$(36.1)	$(4.7)	$(4.9)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity:

	As of September 30,
	Pension		Postretirement
	2025	2024	2025	2024
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$23.3	$4.8	$—	$—
Current liabilities	(0.9)	(0.9)	(0.3)	(0.3)
Noncurrent liabilities	(27.6)	(40.0)	(4.4)	(4.6)
Net amount recognized	$(5.2)	$(36.1)	$(4.7)	$(4.9)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$93.0	$117.5	$(5.7)	$(6.1)
Prior service credit	—	—	—	—
Net amount recognized, pre-tax	$93.0	$117.5	$(5.7)	$(6.1)

Pre-tax changes recognized in Other comprehensive income for fiscal 2025 were as follows:

	Pension	Post- retirement
Changes in plan assets and benefit obligations recognized in Other comprehensive income
Net (gain) loss arising during the year	$(21.1)	$(0.1)
Effect of exchange rates	(0.7)	0.2
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net (loss) gain	(2.6)	0.2
Total recognized in Other comprehensive income	$(24.4)	$0.3
Pension contributions required in fiscal 2026 and beyond represent future pension payments to comply with local funding requirements in the U.S. only. The projected contributions for the U.S. pension plans total $5.6 in fiscal 2026, $3.6 in fiscal 2027, $2.7 in fiscal 2028, $2.4 in fiscal 2029, and $2.2 in fiscal 2030. Estimated contributions beyond fiscal 2030 are not determinable. The Company may also elect to make discretionary contributions.
The Company’s expected future benefit payments are as follows:

	Pension	Post- retirement
Fiscal 2026	$33.8	$0.2
Fiscal 2027	33.7	0.2
Fiscal 2028	33.6	0.2
Fiscal 2029	32.3	0.3
Fiscal 2030	31.9	0.3
Fiscal 2031 to 2035	146.0	1.4

The accumulated benefit obligation for defined benefit pension plans was $415.1 and $439.0 at September 30, 2025 and 2024, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2025	2024
Projected benefit obligation	$241.5	$324.3
Accumulated benefit obligation	241.5	324.3
Estimated fair value of plan assets	213.1	283.4
Pension plan assets in the U.S. plan represent 67% of assets in all of the Company’s defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan’s assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: 31% and (b) debt securities, including U.S. bonds: 69%. Actual allocations at September 30, 2025 approximated these targets. The U.S. plan held no shares of Company common stock at September 30, 2025. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.
The following table presents pension and post-retirement expense:

	Fiscal Year
	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Service cost	$2.5	$1.9	$1.9	$—	$—	$—
Interest cost	18.0	21.1	20.6	0.2	0.2	0.2
Expected return on plan assets	(21.7)	(19.5)	(21.5)	—	—	—
Recognized net actuarial loss (gain)	2.6	1.8	1.7	(0.2)	(0.3)	(0.3)
Settlement loss recognized	—	—	7.9	—	—	—
Net periodic benefit cost (credit)	1.4	5.3	10.6	—	(0.1)	(0.1)
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A in the Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost is recorded to Other expense (income), net in the Consolidated Statement of Earnings and Comprehensive Income.
The Company utilized the spot discount rate approach, which applies the specific spot rates along the yield curve used in the determination of the benefit obligations to the relevant cash flows.
The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Plan obligations:
Discount rate	4.9%	4.5%	5.5%	4.8%	4.7%	5.6%
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	4.0%	4.0%
Net periodic benefit cost:
Discount rate	4.5%	5.5%	5.1%	4.7%	5.6%	5.1%
Expected long-term rate of return on plan assets	5.1%	4.8%	4.9%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	4.0%	4.0%
Cash balance interest credit rate	4.8%	4.1%	4.2%	N/A	N/A	N/A

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

	September 30, 2025
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$28.5	$—	$28.5
International equity	49.5	—	49.5
Debt
Corporate	90.1	—	90.1
Cash and cash equivalents	5.7	—	5.7
Total, excluding investments valued at net asset value (“NAV”)	$173.8	$—	$173.8
Investments valued at NAV			244.0
Total	$173.8	$—	$417.8

	September 30, 2024
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$26.9	$—	$26.9
International equity	45.5	—	45.5
Debt
Corporate	83.4	—	83.4
Cash and cash equivalents	4.8	—	4.8
Total, excluding investments valued at NAV	$160.6	$—	$160.6
Investments valued at NAV			251.7
Total	$160.6	$—	$412.3

The following table sets forth the estimated fair value of the Company’s pension assets valued at NAV:

	As of September 30,
	2025	2024
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$36.7	$53.0
International equity	20.4	22.5
Debt
U.S. government	67.7	64.9
Corporate	119.2	111.3
Total investments valued at NAV	$244.0	$251.7
There were no Level 3 pension assets as of September 30, 2025 and 2024.
The Company had no post-retirement plan assets as of September 30, 2025 and 2024.
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
Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. Effective January 1, 2014, the Company matches 100% of participants’ before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2025, 2024 and 2023 were $10.6, $11.3, and $11.3, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statement of Earnings and Comprehensive Income.

Note 15 - Share-Based Payments
As of September 30, 2025, the Company had three share-based compensation plans: the Second Amended and Restated 2018 Stock Incentive Plan (the “Second A&R 2018 Plan”), the Second Amended and Restated 2009 Incentive Stock Plan (the “2009 Plan”) and the 2000 Incentive Stock Plan (the “2000 Plan”). New awards granted after January 2024 are issued under the Second A&R 2018 Plan. The Second A&R 2018 Plan provides for the award of restricted share equivalents (“RSEs”), including performance restricted share equivalents (“PRSEs”), share options, share appreciation rights, restricted shares and other share-based awards covering the Company’s common stock to the Company’s directors, officers and employees, and other individuals performing services for the Company and its affiliates. The maximum number of shares authorized for issuance under the 2018 Plan is 17.9, of which 2.4 were available for future awards as of September 30, 2025.
Share options are granted at the market price on the grant date and generally vest ratably over three years. These awards typically have a maximum term of ten years. PRSEs and RSEs may also be granted. Option shares and prices, and PRSEs and RSEs, are adjusted in conjunction with stock splits and other recapitalizations, so that the holder is in the same economic position before and after these equity transactions.
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company’s share-based compensation arrangements were $24.5, $26.5 and $27.5 for fiscal 2025, 2024 and 2023, respectively, and were recorded in SG&A. The total income tax benefit recognized for share-based compensation arrangements was $5.8, $6.3 and $6.6, for fiscal 2025, 2024 and 2023, respectively. RSEs, PRSEs and shares issued for share option exercises under the Company’s share-based compensation programs are generally issued from treasury shares.

Share Options
The following table summarizes Share Option activity during fiscal 2025:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2024	1.1	$42.93
Granted	—	—
Canceled and Expired	(0.1)	74.10
Exercised	—	—
Outstanding as of September 30, 2025	1.0	$39.78	4.75	$—

Vested and unvested expected to vest as of September 30, 2025	1.0	$39.78	4.75	$—
Exercisable as of September 30, 2025	0.9	$40.36
An immaterial number of share options were exercised in fiscal 2025, 2024 and 2023.

The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. The expected volatility is determined based on historical volatility. The Company utilizes the simplified method in estimating the share option life as the Company does not have sufficient historical share option experience to estimate the share option life. During fiscal 2025 and 2024, the Company granted non-qualified share option awards to certain executives and non-executive employees of nil and 0.1, respectively, with a grant-date fair value of nil and $2.1, respectively. The following table presents the Company’s weighted average fair value per option and the assumptions utilized in the Black-Scholes option pricing model:

Fiscal Year
2024
Weighted-average fair value per share option	$13.48
Expected volatility	41.0%
Risk-free interest rate	4.67%
Expected share option life (in years)	6.0
Dividend yield	1.75%
As of September 30, 2025, there was an estimated $0.8 of total unrecognized compensation costs related to share option awards, which will be recognized over a weighted-average period of 1.7 years.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2025:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2024	1.0	$37.62
Granted	0.5	35.56
Vested	(0.4)	38.58
Canceled	(0.1)	36.82
Non-vested at September 30, 2025	1.0	38.18
The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant.
As of September 30, 2025, there was an estimated $21.5 of total unrecognized compensation costs related to RSEs, which will be recognized over a weighted-average period of 1.2 years. The weighted-average estimated fair value per RSE granted in fiscal 2025, 2024 and 2023 was $35.56, $34.54, and $40.17, respectively. The estimated fair value of RSEs vested in fiscal 2025, 2024 and 2023 was $16.8, $15.6, and $20.2, respectively.

Performance Restricted Share Equivalents
The following table summarizes PRSE award activity during fiscal 2025:

	Shares	Weighted-Average Grant Date Estimated Fair Value
Non-vested at October 1, 2024	0.5	$55.06
Granted	0.2	46.84
Vested	(0.1)	65.78
Non-vested at September 30, 2025	0.6	49.43
As of September 30, 2025, there was an estimated $11.4 of total unrecognized compensation costs related to PRSEs, which will be recognized over a weighted-average period of 1.3 years. The weighted-average estimated fair value per PRSE granted in fiscal 2025, 2024 and 2023 was $46.84, $45.96, and $58.55, respectively. The estimated fair value of PRSEs vested in fiscal 2025 was $7.7.
For PRSE awards granted subsequent to fiscal 2021, awards will vest by comparing the Company’s TSR during a certain three year period to the respective TSRs of companies in a selected performance peer group. Based upon the Company’s ranking in its performance peer group, a recipient of the PRSE award may earn a total award ranging from 0% to 200% of the target award. The fair value of each PRSE was estimated on the grant date using a Monte Carlo simulation. The assumptions for conducting the Monte Carlo simulation for PRSE awards are summarized in the following table.

	Fiscal
	2025	2024	2023
Expected term (in years)	3.0	3.0	3.0
Expected stock price volatility	29.5%	31.8%	48.2%
Risk-free interest rate	4.19%	4.83%	4.14%
Fair value (per award granted)	$47.12	$45.96	$58.55

Note 16 - Shareholders’ Equity
At September 30, 2025, there were 300.0 shares of the Company’s common stock authorized, of which 2.4 shares were reserved for outstanding awards under the 2018, 2009 and 2000 Plans. The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value preferred stock. As of September 30, 2025, there were no shares of preferred stock issued or outstanding.
Share Repurchases
During fiscal 2025, the Company repurchased 2.8 shares of common stock, all of which were purchased under the January 2018 Board share repurchase authorization for $90.2 and had 0.2 shares of its common stock available for repurchase in the future under the Board’s authorization as of September 30, 2025. Additionally, 0.2 shares were purchased related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of RSEs.
Since September 30, 2025, the Company repurchased no shares of common stock under the share repurchase Board authorization from January 2018 which allows the repurchase of up to 10.0 shares.
On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. The full $100.0 authorized by the Board in November 2025 is available for future share repurchases. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors.

Dividends
The following is a summary of cash dividends paid and declared per share on the Company’s Common Stock during the year ended September 30, 2025:

Date Declared	Record Date	Payable Date	Amount Per Share
August 6, 2024	September 4, 2024	October 3, 2024	$0.15
October 31, 2024	December 3, 2024	January 8, 2025	$0.15
February 6, 2025	March 5, 2025	April 9, 2025	$0.15
May 7, 2025	June 6, 2025	July 9, 2025	$0.15
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
On November 13, 2025, the Board declared a quarterly cash dividend of $0.15 per share of common stock for the fourth fiscal quarter of 2025. The dividend will be paid on January 8, 2026 to shareholders of record as the close of business on December 3, 2025.
Dividends declared during fiscal 2025 totaled $28.8. Payments made for dividends during fiscal 2025 totaled $29.3.

Note 17 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2023	$(86.9)	$(86.0)	$2.9	$(170.0)
OCI before reclassifications (1)	18.6	0.1	(0.6)	18.1
Reclassifications to earnings	—	1.1	(4.0)	(2.9)
Balance at September 30, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
OCI before reclassifications (1)	27.0	19.0	2.9	48.9
Reclassifications to earnings	—	(1.8)	(2.1)	(3.9)
Balance at September 30, 2025	$(41.3)	$(67.6)	$(0.9)	$(109.8)
(1)OCI is defined as other comprehensive income.
The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2025	2024	Affected Line Item in the Consolidated Statement of Earnings
Gain on cash flow hedges
Foreign exchange contracts	$3.0	$5.9	Other expense (income), net
Income tax expense	0.9	1.9	Income tax provision
	2.1	4.0

Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	2.4	(1.5)	Other expense (income), net
Income tax expense (benefit)	0.6	(0.4)	Income tax provision (benefit)
	1.8	(1.1)

Total reclassifications for the period	$3.9	$2.9
(1)These AOCI components are included in the computation of net periodic benefit cost. See Note 14 of Notes to Consolidated Financial Statements.

Note 18 - Financial Instruments and Risk Management
In the course of ordinary business, the Company enters into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives that existed at September 30, 2025 and 2024, respectively, as well as the Company’s objectives and strategies for holding derivative instruments.

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
Additionally, the Company’s foreign subsidiaries enter into internal and external transactions that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency results in an exchange gain or loss recorded in Other expense (income), net in the Consolidated Statement of Earnings and Comprehensive Income. The primary currency to which the Company’s foreign subsidiaries are exposed is the U.S. dollar.

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2025, the Company had $140.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under the Revolving Credit Facility in the U.S.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company’s largest customer, Walmart Inc. and its affiliates (collectively, “Walmart”), accounted for approximately 17.4% of consolidated net sales in fiscal 2025. No other customer accounted for more than 10% of the Company’s consolidated net sales. Purchases by Walmart included products from all of the Company’s segments. Additionally, in fiscal 2025, Target Corporation represented approximately 9.2% of consolidated net sales for the Sun and Skin Care segment and 10.1% of consolidated net sales for the Feminine Care segment, respectively.
Product Concentration. Within the Wet Shave segment, the Company’s razor and blades represented 49.7%, 49.3% and 49.0% of consolidated net sales during fiscal 2025, 2024 and 2023, respectively, and within the Sun and Skin Care segment, sun care products represented 20.6%, 21.5%, and 20.0% of consolidated net sales during 2025, 2024 and 2023, respectively.

Cash Flow Hedges
At September 30, 2025, the Company maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax losses of $1.4 and $2.4 at September 30, 2025 and 2024, respectively, on these forward currency contracts, that are accounted for as cash flow hedges included in AOCI. Assuming foreign exchange rates versus the U.S. dollar remain at September 30, 2025 levels over the next 12 months, the majority of the pre-tax loss included in AOCI at September 30, 2025 is expected to be included in Other (income) expense, net in the Consolidated Statement of Earnings and Comprehensive Income. Contract maturities for these hedges extend into fiscal year 2027. At September 30, 2025, there were 64 open foreign currency contracts with a total notional value of $125.2.

Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures and, thus, are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in gains of $0.6, $0.4, and $3.0 for fiscal 2025, 2024 and 2023, respectively, which were recorded in Other expense (income), net in the Consolidated Statements of Earnings and Comprehensive Income. At September 30, 2025, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
Balance Sheet	September 30, 2025	September 30, 2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$(1.4)	$(2.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.1	$0.1
(1)All derivative assets are presented in Other current assets or Other assets. All derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the amounts of gains and losses on derivative instruments:

	Fiscal Year
	2025	2024	2023
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$4.0	$(0.8)	$1.1
Gain reclassified from AOCI into income (effective portion) (1) (2)	3.0	5.9	8.0
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$0.6	$0.4	$3.0
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and had been deemed highly effective in offsetting associated risk.
(2)Gain (loss) was recorded in Other (income) expense, net.

The following table provides financial assets and liabilities for balance sheet offsetting:

	As of September 30, 2025		As of September 30, 2024
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$0.7	$(2.4)	$0.1	$(2.7)
Gross amounts offset in the balance sheet	—	0.3	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$0.7	$(2.1)	$0.1	$(2.4)
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

	As of September 30,
	2025	2024
(Liabilities) Assets at estimated fair value:
Deferred compensation	$(20.7)	$(21.1)
Derivatives - foreign currency contracts	(1.4)	(2.3)
Net liabilities at estimated fair value	$(22.1)	$(23.4)

At September 30, 2025 and 2024, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1. Refer to Note 14 of Notes to Consolidated Financial Statements for the fair value hierarchy of the pension plan assets.
At September 30, 2025 and 2024, the fair market value of fixed rate long-term debt was $1,198.2 and $1,180.0, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the fixed-rate long-term debt is estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements. There was no variable rate debt excluding revolving credit facilities as of September 30, 2025. The estimated fair values of long-term debt, excluding the Revolving Credit Facility has been determined based on Level 2 inputs.
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
As of September 30, 2025, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.
Our determination of the fair value of the Feminine Care reporting unit was based on a market approach which considered the purchase price of $340.0 which is a Level 3 fair value input for this non-financial asset measured at fair value. Refer to Note 2 of Notes to Consolidated Financial Statements for further discussion.
Note 19 - Commitments and Contingencies
Legal Proceedings
During the year ended September 30, 2024, the Company settled legal matters for certain class action advertising claims which resulted in a loss of $3.9. This was included in SG&A in the Consolidated Statement of Earnings and Comprehensive Income for the year ended September 30, 2024.
During the year ended September 30, 2023, the Company settled a legal matter which resulted in a gain of $4.9 related to an intellectual property claim against a third party. This was included in SG&A in the Consolidated Statements of Earnings and Comprehensive Income. The Company received payment for the intellectual property claim settlement in fiscal 2023.
Additionally, during the year ended September 30, 2023, the Company received a favorable court ruling regarding an international VAT matter, which the plaintiff has no ability to appeal. As the Company had previously recorded an accrual for this matter, based on its best estimate of the facts and circumstances at that time, the result of the favorable court ruling was a release of the reserve established which resulted in a gain of $2.2. This was included in SG&A in the Consolidated Statement of Earnings and Comprehensive Income in fiscal 2023.
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
Accrued environmental costs at September 30, 2025 and 2024 were $7.7 and $7.9, respectively, and were recorded in Other Current Liabilities and Other Liabilities within the Consolidated Balance Sheets. The amount of the Company’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Company’s total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates may be modified as a result of changes in the Company’s plans or its understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
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

Note 20 - Segment and Geographical Data
The reportable segments are organized based on products and were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker ("CODM"), develops and executes global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses.
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
The measure of segment performance utilized by our CODM is segment profit. Segment profit excludes general corporate expenses and overheads; intangible amortization expense; interest and other expense, net; restructuring and related costs, including impairment charges; and certain U.S. GAAP items that management does not believe are indicative of ongoing operating performance due to their unusual or non-recurring nature and which may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. The exclusion of such charges from segment results reflects how the CODM monitors and evaluates segment operating performance, generates future operating plans and makes strategic decisions regarding the allocation of capital.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Refer to Note 2 of Notes to Consolidated Financial Statements, for further discussion.
Our CODM is not regularly provided and does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
The primary source of income for each segment is as described below:
•Wet Shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of sun care products, men’s and women’s grooming products, Billie women’s grooming products and personal wipe products.
•Feminine Care products include tampons, pads and liners.
Segment net sales, significant segment expenses and profitability are presented below:

	Wet Shave	Sun and Skin Care	Feminine Care	Total
2025
Net sales	$1,218.9	$743.1	$261.5	$2,223.5
Cost of products sold	682.8	420.6	188.4	1,291.8
Other operating expenses (1)	345.8	224.1	57.5	627.4
Segment profit	190.3	98.4	15.6	304.3

2024
Net sales	$1,229.3	$740.8	$283.6	$2,253.7
Cost of products sold	692.0	400.0	189.4	1,281.4
Other operating expenses (1)	333.4	209.5	65.4	608.3
Segment profit	$203.9	$131.3	$28.8	$364.0

2023
Net sales	$1,230.9	$705.5	$315.2	$2,251.6
Cost of products sold	724.6	383.2	205.5	1,313.3
Other operating expenses (1)	348.0	184.9	60.0	592.9
Segment profit	$158.3	$137.4	$49.7	$345.4
(1) Includes SG&A, A&P and R&D costs, which are not regularly provided to the CODM by segment, but included within the measure of segment profit reviewed by the CODM.

	Fiscal Year
	2025		2024		2023
Wet Shave	$190.3		$203.9		$158.3
Sun and Skin Care	98.4		131.3		137.4
Feminine Care	15.6		28.8		49.7
Segment Profit	304.3		364.0		345.4

Corporate expenses:
General corporate expenses	(54.1)		(65.7)		(68.7)
Amortization of intangibles	(31.1)		(31.1)		(30.8)
Interest and other expense, net	(76.2)		(75.3)		(71.4)
Restructuring and related costs (1)	(53.1)	—	(36.0)	—	(17.1)
Acquisition and integration costs (2)	(0.5)	—	(6.1)	—	(7.5)
Sun Care reformulation costs (3)	(3.5)	—	(4.4)	—	(1.9)
SKU rationalization (4)	—		—		1.7
Wet Ones manufacturing plant fire (5)	—	—	(12.2)	—	—
Legal matters (6)	—	—	(3.9)	—	6.3
Gain (loss) on investment (7)	0.9	—	(3.1)	—	—
Commercial realignment (8)	(2.9)	—	—	—	—
Vendor bankruptcy (9)	(2.1)	—	—	—	—
Impairment charges (10)	(51.1)		—		—
Pension settlement expense (11)	—		—		(7.9)
Other project and related costs (12)	(7.0)	—	(5.3)	—	(0.4)
Total earnings before income taxes	$23.6		$120.9		$147.7
(1)Includes Restructuring and related costs of $3.5, nil and $0.2 included within COGS and $1.7, $0.1 and $0.3 within SG&A for fiscal 2025, 2024 and 2023, respectively, related to actions to strengthen our operating model.
(2)Includes COGS of nil, $3.3, and nil for fiscal 2025, 2024 and 2023, respectively and SG&A of $0.5, $2.8, and $7.5 for fiscal 2025, 2024 and 2023, respectively, related to costs associated with the acquisition of Billie, Inc. on November 29, 2021.
(3)Includes pre-tax research and development (“R&D”) costs of $3.5, $4.4 and $3.3 for fiscal 2025, 2024 and 2023 related to the reformulation, recall, and destruction of certain Sun Care products. In fiscal 2023, we released a reserve of $1.4 related to certain accrued expenses associated with the recall and destruction of certain Sun Care products, within COGS.
(4)In fiscal 2023, we released a reserve of $1.7 related to certain accrued expenses associated with the write-off of inventory related to these SKUs. Wet Ones products are included within the Sun and Skin Care segment.
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
(6)Includes pre-tax SG&A of $3.9 for fiscal 2024 for the settlement of certain legal matters. Includes pre-tax income in SG&A of $6.3, net of other costs of $0.8, in fiscal 2023 related to the favorable resolution of legal matters.
(7)Includes pre-tax gain of $0.9 for fiscal 2025 on the fair value measurement of an equity method investment. Includes pre-tax loss of $3.1 for fiscal 2024, on an equity method investment and a related note receivable as a result of a new contractual agreement.
(8)Includes pre-tax Cost of products sold of $2.9 during fiscal 2025 related to a shift in go to market strategy and SKU rationalization.
(9)Includes pre-tax Cost of products sold of $2.1 during fiscal 2025 related to government mandated incremental costs related to a bankruptcy at one of our foreign vendors.
(10) Includes a pre-tax goodwill impairment charge of $51.1 related to the Feminine Care segment
(11) Includes pre-tax Other expense (income), net of $1.8 for fiscal 2023 related to the settlement of the Canada Plan.
(12) Includes pre-tax SG&A of $9.3 and $5.3 for fiscal 2025 and 2024, respectively, related to certain project costs. Includes pre-tax SG&A of $0.4 for fiscal 2023 related to the write off of assets associated with a prior year divestiture. Also includes Other income of $2.3 for fiscal year 2025, related to certain corporate project and other related costs.

Depreciation expense and capital spending by segment were:

	Wet Shave	Sun and Skin Care	Feminine Care	Corporate	Total
Depreciation Expense
2025	$39.2	$8.4	$10.1	$31.1	$88.8
2024	$35.9	$14.1	$6.8	$31.2	$88.0
2023	$37.1	$15.1	$8.4	$30.8	$91.4
Capital Expenditures
2025	$45.9	$22.2	$8.9	$—	$77.0
2024	$33.3	$16.0	$7.2	$—	$56.5
2023	$31.2	$12.2	$6.1	$—	$49.5

The following table presents the Company’s net sales and long-lived assets by geographic area:

	Fiscal Year
	2025	2024	2023
Net Sales to Customers
United States	$1,204.1	$1,261.8	$1,326.1
International	1,019.4	991.9	925.5
Total net sales	$2,223.5	$2,253.7	$2,251.6

Long-lived Assets
United States	$223.7	$227.9
Germany	100.3	70.3
Other International	108.6	81.7
Total long-lived assets excluding goodwill and other intangibles, net, and other assets	$432.6	$379.9
The Company’s international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company’s total Net sales. For information on customer concentration and product concentration risk, see Note 18 of Notes to Consolidated Financial Statements.
Supplemental product information is presented below for net sales:

	Fiscal Year
	2025	2024	2023
Razors and blades	$1,104.7	$1,111.0	$1,103.6
Sun care products	458.9	483.6	450.7
Tampons, pads and liners	261.5	283.6	315.2
Shaving gels and creams	114.2	118.3	127.3
Grooming products	200.6	182.9	172.5
Wipes and other skin care	83.6	74.3	82.3
Total net sales	$2,223.5	$2,253.7	$2,251.6

Note 21 - Subsequent Events
Sale of Feminine Care Segment
The Company has reached a definitive agreement to sell its Feminine Care business to Essity, a leading global health and hygiene company based in Sweden, for $340.0.
In the first quarter of 2026, the Feminine Care reportable segment met the criteria for held-for-sale accounting upon Board of Director approval of the sale in November. The operations of the disposal group also met the criteria to be presented as discontinued operations. Beginning in the first quarter of 2026, the assets and liabilities of the disposal group will be presented as held-for-sale in the consolidated balance sheet and the current and prior period operating results will be presented as discontinued operations, including the amount of gain/loss on sale. We expect this sale to be completed in the second quarter of 2026. Upon closing, the transaction will result in the deconsolidation of the net assets of the business being sold.
Consolidation of Wet Shave Operations
On November 6, 2025, the Company’s Board of Directors approved a plan to further consolidate its Wet Shave operations. These actions further streamline the Company’s operations and supply chain. As a result of these actions, the Company is anticipating incurring total restructuring and related charges of approximately $39.0 which consists of $8.0 severance and related benefit costs, $6.0 of asset write-offs, and $25.0 of consulting, project implementation and management, and other exit costs. Approximately $23.0 is expected to be incurred in fiscal 2026 consisting of $8.0 of severance and related benefits, $3.0 of asset write-offs, and $12.0 of consulting, project implementation and management, and other exit costs. Estimated cash expenditures associated with this project are $68.0, of which includes $35.0 of estimated capital expenditures. The consolidation of the Wet Shave operations is expected to be completed by the second quarter of fiscal 2027. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f).

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2025 was effective.
The Company’s internal control over financial reporting as of September 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
(a)None.
(b) During the three months ended September 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders, The information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days of September 30, 2025.
Information regarding our executive officers is included in Item 1. Business of this Annual Report on Form 10-K.
We have adopted business practices and standards of conduct that are applicable to all employees, including our CEO, CFO and CAO. We have also adopted a code of business conduct applicable to our Board of Directors. The codes have been posted on the Investor section of our website, www.edgewell.com. In addition, we intend to post on our website at www.edgewell.com all disclosures that are required by law or New York Stock Exchange listing rules concerning any amendments to, or waivers from a provision of one of the codes of ethics. The information contained on our website is not incorporated by reference herein.
Item 11. Executive Compensation.
The information required by this Item will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2025

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2025.

Item 14. Principal Accounting Fees and Services.
Information required by this Item, including the services provided by and fees paid to PricewaterhouseCoopers LLP (PCAOB ID 238), our independent auditors, will be included in our definitive proxy statement for our annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
Documents filed as part of this report:

1)Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

◦Report of Independent Registered Public Accounting Firm.
◦Consolidated Statements of Earnings and Comprehensive Income for the fiscal years ended September 30, 2025, 2024 and 2023.
◦Consolidated Balance Sheets as of September 30, 2025 and 2024.
◦Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2025, 2024 and 2023.
◦Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2022 to September 30, 2025.
◦Notes to Consolidated Financial Statements.

2)Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2025	2024	2023
Allowance for Doubtful Accounts
Balance at beginning of year	4.6	5.6	3.9
Provision charged to expense, net of reversals	0.1	(0.8)	1.7
Write-offs, less recoveries, translation, other	0.1	(0.2)	—
Allowance for acquired receivables	—	—	—
Balance at end of year	$4.8	$4.6	$5.6

Income Tax Valuation Allowance
Balance at beginning of year	21.5	18.3	10.3
Provision charged to expense	(0.3)	4.6	6.0
Write-offs, less recoveries, translation, other	(0.3)	(1.4)	2.0
Balance at end of year	$20.9	$21.5	$18.3
3)Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1****
Asset Purchase Agreement, dated as of November 12, 2025, by and between Edgewell Personal Care Company and Essity Aktiebolag (publ) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 13, 2025).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.3	Amended and Restated Bylaws of the Company effective November 5, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 20,2020).

4.1*	Description of Registrant’s Securities.

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

10.7*/****	First Amendment to Master Accounts Receivable Purchase Agreement, dated as of December 3, 2018, between the Company and MUFG Bank, Ltd.

10.8*/****	Second Amendment to Master Accounts Receivable Purchase Agreement, dated as of March 20, 2019, between the Company and MUFG Bank, Ltd.

10.9*/****	Third Amendment to Master Accounts Receivable Purchase Agreement, dated as of May 4, 2020, between the Company and MUFG Bank, Ltd.

10.10*/****	Fourth Amendment to Master Accounts Receivable Purchase Agreement, dated as of June 14, 2021, between the Company and MUFG Bank, Ltd.

10.11*/****	Fifth Amendment to Master Accounts Receivable Purchase Agreement, dated as of July 30, 2021, between the Company and MUFG Bank, Ltd.
10.12***
10.12****
Sixth Amendment to Master Accounts Receivable Purchase Agreement, dated as of February 7, 2022, between the Company and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022).

10.13****
Seventh Amendment to Master Accounts Receivable Purchase Agreement, dated as of August 5, 2024, between the Company and MUFG Bank, Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024).

10.14
Restatement Agreement, dated as of April 2, 2024, among Edgewell Personal Care Company, each of the guarantors party thereto, Bank of America, N.A., as Administrative Agent, the Issuing Bank and each Refinancing Lender party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2024).

10.15
Indenture, dated as of May 22, 2020, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2020.

10.16
Indenture, dated as of March 8, 2021, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2021).

10.17***	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement filed December 19, 2024 ).

10.18***	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.19***	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.20***
2009 Restatement of the Company's Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended September 30, 2008).

10.21***	Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.22***
Amendment No. 2 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.23***
Amendment No. 3 to 2009 Restatement of the Company's Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.24***
Amendment No. 4 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.25***
Amendment to the 2009 Restatement of the Company's Deferred Compensation Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.26***	Second Amended and Restated 2009 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).
10.27***
January 1, 2015 Restatement of the Company's Executive Savings Investment Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2015).

10.28***
Amendment to the Company's Executive Savings Investment Plan, effective July 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.29***	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

10.30*/***	Edgewell Personal Care Company Executive Severance Plan .

10.31***	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

10.32
Employment Offer Letter, dated November 7, 2024 by and between Francesca Weissman and Edgewell Personal Care Company (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024).

10.33
Employment Offer Letter, dated October 31, 2024 by and between Daniel Sullivan and Edgewell Personal Care Company (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024).

10.34*/**	Employment Offer Letter, dated September 24, 2024, by and between Jessica Spence and Edgewell Personal Care Company.
10.35*/***	Second 2018 Amended & Restated Stock Incentive Plan and related forms of award agreements thereunder.

19.1*	Edgewell Personal Care Company Insider Trading Policy.
21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Edgewell Personal Care Company Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A filed November 21, 2024).

101*
The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2023, 2024 and 2025, (ii) the Consolidated Balance Sheets at September 30, 2024 and 2025, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2024 and 2025, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2022 to September 30, 2025, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2025.

104*	Cover Page Interactive Data File (cover page XBRL tags are embedded within the Inline XBRL document).

*Filed herewith.
**Furnished herewith.
***Denotes a management contract or compensatory plan or arrangement.
**** Certain schedules and attachments to certain of these exhibits have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

By:	/s/ Rod R. Little
Rod R. Little
President and Chief Executive Officer

Date: November 17, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Rod R. Little
Rod R. Little (principal executive officer)	President and Chief Executive Officer

/s/ Francesca Weissman
Francesca Weissman (principal financial officer)	Chief Financial Officer

/s/ John Dunham
John Dunham (principal accounting officer)	Chief Accounting Officer

/s/ Robert Black
Robert Black	Director

/s/ George Corbin
George Corbin	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ James C. Johnson
James C. Johnson	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

/s/ Swan Sit
Swan Sit	Director

/s/ Stephanie Stahl
Stephanie Stahl	Director

/s/ Gary Waring
Gary Waring	Director

November 17, 2025