Form 10-Q
period 2025-12-31
EDGEWELL PERSONAL CARE Co
filed 2026-02-09
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Common shares, $0.01 par value - 46,716,605 shares as of January 31, 2026.

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses (the “Company”). These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition; capital expenditures; our restructuring and productivity initiatives; our strategy; impacts from the divestiture of our Feminine Care segment; the effect of macroeconomic factors, including tariffs and inflationary pressures; anticipated trends, seasonality, and challenges in our business and in the markets in which we operate. Additional forward-looking statements may appear throughout this report, including, without limitation, the following sections: Management’s Discussion and Analysis, Risk Factors, and the Notes to the Condensed Consolidated Financial Statements. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of the Company or any of our businesses. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:
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
•losses or increased funding and expenses related to our pension plans; and
•the other important factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Annual Report”) under Part I. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”).
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended December 31,
	2025	2024
Net sales	$422.8	$415.1
Cost of products sold	261.8	242.6
Gross profit	161.0	172.5

Selling, general and administrative expense	102.4	99.6
Advertising and sales promotion expense	45.6	46.1
Research and development expense	13.8	13.4
Restructuring charges	18.1	4.1
Operating (loss) income	(18.9)	9.3
Interest expense associated with debt	19.3	18.8
Other (income) expense, net	(1.3)	3.2
Loss from continuing operations before income taxes	(36.9)	(12.7)
Income tax benefit on continuing operations	(7.7)	(2.6)
Net loss from continuing operations	(29.2)	(10.1)
(Loss) earnings from discontinued operations, net of tax	(36.5)	8.0
Net loss	$(65.7)	$(2.1)

Basic earnings (loss) per share:
Continuing operations	$(0.63)	$(0.21)
Discontinued operations	(0.78)	0.17
Basic loss per share	$(1.41)	$(0.04)

Diluted earnings (loss) per share:
Continuing operations	$(0.63)	$(0.21)
Discontinued operations	(0.78)	0.17
Diluted loss per share	$(1.41)	$(0.04)

Weighted-average shares outstanding:
Basic	46.6	48.7
Diluted	46.6	48.7

Statements of Comprehensive Income:
Net loss	$(65.7)	$(2.1)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3.2	(48.3)
Pension and postretirement activity, net of tax provision of $0.2 and $0.4	0.6	0.4
Deferred gain on hedging activity, net of tax provision of $0.7 and $2.3	1.5	5.0
Total other comprehensive income (loss), net of tax	5.3	(42.9)
Total comprehensive loss	$(60.4)	$(45.0)
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	December 31, 2025	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$223.3	$225.7
Trade receivables, less allowance for doubtful accounts of $4.5 and $4.8	154.0	137.8
Inventories	461.2	433.8
Other current assets	161.6	138.6
Current assets held for sale	57.0	59.6
Total current assets	1,057.1	995.5
Property, plant and equipment, net	292.5	295.0
Goodwill	1,137.4	1,137.1
Other intangible assets, net	821.8	828.2
Other assets	179.1	178.7
Non-current assets held for sale	280.0	321.8
Total assets	$3,767.9	$3,756.3

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$32.5	$29.5
Accounts payable	213.1	219.7
Other current liabilities	247.9	311.1
Current liabilities held for sale	4.0	5.2
Total current liabilities	497.5	565.5
Long-term debt	1,520.8	1,383.3
Deferred income tax liabilities	118.3	118.8
Other liabilities	145.1	135.6
Total liabilities	2,281.7	2,203.2
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 46,716,605 and 46,464,244 outstanding	0.7	0.7
Additional paid-in capital	1,560.6	1,578.8
Retained earnings	1,014.0	1,086.7
Common shares in treasury at cost, 18,535,384 and 18,787,745	(984.6)	(1,003.3)
Accumulated other comprehensive loss	(104.5)	(109.8)
Total shareholders’ equity	1,486.2	1,553.1
Total liabilities and shareholders’ equity	$3,767.9	$3,756.3

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended December 31,
	2025	2024
Cash Flow from Operating Activities
Net loss	$(65.7)	$(2.1)
Depreciation and amortization	21.3	21.7
Share-based compensation expense	3.4	6.1
Loss on sale of assets	—	1.4
Impairment charges	37.4	—
Loss on assets held for sale	3.8	—
Deferred compensation payments	(0.2)	(0.2)
Deferred income taxes	(0.9)	0.2
Other, net	12.5	2.3
Changes in operating assets and liabilities	(137.5)	(145.0)
Net cash used for operating activities	(125.9)	(115.6)

Cash Flow from Investing Activities
Capital expenditures	(11.6)	(16.8)
Collection of deferred purchase price on accounts receivable sold	1.7	1.1
Net cash used for investing activities	(9.9)	(15.7)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	292.0	369.0
Cash payments on debt with original maturities greater than 90 days	(155.0)	(204.0)
Proceeds from debt with original maturities of 90 days or less	2.4	3.7
Repurchase of shares	—	(30.3)
Dividends to common shareholders	(7.4)	(7.9)
Net financing inflow (outflow) from the Accounts Receivable Facility	4.3	(13.3)
Employee shares withheld for taxes	(2.8)	(7.3)
Other, net	(0.1)	—
Net cash provided by financing activities	133.4	109.9

Effect of exchange rate changes on cash	—	(12.2)

Net decrease in cash and cash equivalents	(2.4)	(33.6)
Cash and cash equivalents, beginning of period	225.7	209.1
Cash and cash equivalents, end of period	$223.3	$175.5

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2025	65.2	$0.7	(18.8)	$(1,003.3)	$1,578.8	$1,086.7	$(109.8)	$1,553.1
Net loss	—	—	—	—	—	(65.7)	—	(65.7)
Foreign currency translation adjustments	—	—	—	—	—	—	3.2	3.2
Pension and postretirement activity	—	—	—	—	—	—	0.6	0.6
Deferred gain on hedging activity	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	(7.0)	—	(7.0)
Repurchase of shares	—	—	—	—	—	—	—	—
Activity under share plans	—	—	0.3	18.7	(18.2)	—	—	0.5
Balance as of December 31, 2025	65.2	$0.7	(18.5)	$(984.6)	$1,560.6	$1,014.0	$(104.5)	$1,486.2

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net loss	—	—	—	—	—	(2.1)	—	(2.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(48.3)	(48.3)
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred gain on hedging activity	—	—	—	—	—	—	5.0	5.0
Dividends declared	—	—	—	—	—	(7.1)	—	(7.1)
Repurchase of shares	—	—	(0.8)	(30.1)	—	—	—	(30.1)
Activity under share plans	—	—	0.3	23.3	(24.2)	—	—	(0.9)
Balance as of December 31, 2024	65.2	$0.7	(16.8)	$(944.7)	$1,561.8	$1,080.9	$(197.7)	$1,501.0

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except per share data)

Note 1 - Background and Basis of Presentation
Background
Edgewell Personal Care Company and its subsidiaries (collectively, “Edgewell” or the “Company”) is one of the world’s largest manufacturers and marketers of personal care products in the wet shave and sun and skin care categories. With operations in approximately 20 countries, the Company’s products are widely available in more than 50 countries.
The Company conducts its business in the following two segments:
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
See Feminine Care Divestiture in the Basis of Presentation section below for information regarding discontinued operations.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on November 18, 2025.
Feminine Care Divestiture
On November 12, 2025, we entered into an agreement to sell our Feminine Care segment to Essity, a leading global health and hygiene company based in Sweden for $340.0. In accordance with applicable accounting guidance, the results of the Feminine Care segment are presented as discontinued operations in the Condensed Consolidated Statements of Earnings and Comprehensive Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of the Feminine Care disposal group as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis with both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted. See Note 2 for additional information.

Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for the Company for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of this new guidance.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our consolidated financial statements and disclosures.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented and early adoption is permitted. The Company adopted this ASU as of the fourth quarter of fiscal year 2025. The adoption of this ASU did not have a material effect on the consolidated financial statements. Refer to Note 17 for additional information regarding the Company’s segment reporting.

Note 2 - Discontinued Operations
The divestiture of the Feminine Care segment is a key step to transform Edgewell into a more focused, agile and consumer-driven personal care company. On February 2, 2026, we closed the sale of our Feminine Care segment to Essity and received proceeds of approximately $340.0 on a cash-free and debt-free basis. In the first quarter of fiscal 2026, the assets and liabilities of the segment were classified as held for sale and the segment’s results are presented as discontinued operations. This change was applied on a retrospective basis. As of the date we determined the Feminine Care segment to be held for sale, we tested the assets within the disposal group, including goodwill, for impairment and recorded a goodwill impairment loss of $37.4. Fair value of the reporting unit was determined under a market approach and based on the offer received to purchase the disposal group, a Level 3 fair value input.

The following table presents the financial results of Feminine Care included in (Loss) earnings from discontinued operations, net of tax for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Net sales	$64.0	$63.3
Cost of products sold	48.0	44.2
Gross profit	16.0	19.1

Selling, general and administrative expense	12.5	3.3
Advertising and sales promotion expense	2.0	4.2
Research and development expense	0.6	0.5
Restructuring charges	0.2	0.1
Impairment charges	37.4	—
Operating income	(36.7)	11.0
Loss on assets held for sale	3.8	—
(Loss) earnings from discontinued operations before income taxes	(40.5)	11.0
Income tax (benefit) expense on discontinued operations	(4.0)	3.0
(Loss) earnings from discontinued operations, net of tax	$(36.5)	$8.0
The following table reconciles the gross proceeds with the loss on assets held for sale included in (Loss) earnings from discontinued operations, net of tax:

Three Months Ended December 31, 2025
Gross proceeds	$340.0
Less direct costs to sell	7.0
Less carrying amount	336.8
Loss on assets held for sale	$3.8
In the second quarter of 2026, upon deconsolidation of the net assets of the disposal group because of the closing of the transaction, we expect to finalize the calculation of the loss on assets held for sale and an additional loss could occur.

The following table presents the carrying amounts of assets and liabilities that are classified as held for sale on the condensed consolidated balance sheet as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Inventories	$48.1	$50.9
Other current assets	8.9	8.7
Current assets held for sale	57.0	59.6

Property, plant and equipment, net	73.9	74.3
Goodwill	117.0	154.0
Other intangible assets, net	92.7	93.1
Other assets	0.2	0.4
Allowance for loss on classification as held for sale	(3.8)	—
Non-current assets held for sale	280.0	321.8
Total assets held for sale	337.0	381.4

Other current liabilities	4.0	5.2
Current liabilities held for sale	4.0	5.2
Total liabilities held for sale	$4.0	$5.2

The following table presents significant cash flow items from discontinued operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Capital expenditures	$0.4	$1.4
Depreciation and amortization	1.3	3.6

The goodwill impairment charge of $37.4 and loss on assets held for sale of $3.8 are the material non-cash amounts included in the condensed consolidated statements of cash flows which is included in operating activities for the three months ended December 31, 2025.

In connection with the divestiture, Edgewell entered into a Transition Services Agreement (“TSA”) with Essity. Pursuant to the TSA, Edgewell agreed to provide certain services to Essity, on an interim, transitional basis from and after closing for an initial duration of twelve months following the divestiture. The TSA covers various services such as operations and supply chain, IT, commercial, sales and finance, controllership and global business support activities. The remuneration of such services is intended to allow the company to recover a significant portion of its costs and expenses of providing such services.

The costs related to services provided by Edgewell under the TSA will be recorded in continuing operations within the condensed consolidated statement of earnings and comprehensive income beginning in the second quarter of fiscal 2026 following the closing of the transaction. Pass-through costs related to the cost of providing certain services will be recorded in continuing operations as a direct offset within costs of products sold or selling, general and administrative expense and other cost reimbursements will be recorded in other income (expense), net.

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2026, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $7 in fiscal 2026. The Company has incurred restructuring and related charges as follows:

	Three Months Ended December 31,
	2025	2024
Severance and related costs	$0.3	$0.5
Asset write-off and accelerated depreciation	—	1.0
Other exit costs (2)	1.9	0.8
Total restructuring and related charges (1)(3)	$2.2	$2.3

(1) Restructuring and related charges of $0.5 and nil are included within Selling, general and administrative expense (“SG&A”) for the three months ended December 31, 2025 ad 2024, respectively.
(2) Includes contract related and personnel costs and certain other exit and disposal activities.
(3) Restructuring and Related Charges of $0.2 and $0.1 have been included in discontinued operations for three months ended December 31, 2025 and 2024 , respectively. See Note 2, “Discontinued Operations” for additional information.

Consolidation of Mexico Facilities
In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is anticipating incurring restructuring and related charges of $33 in fiscal 2026 and the consolidation is expected to be completed by the third quarter of fiscal 2026.

	Three Months Ended December 31,
	2025	2024
Severance and related benefit costs (1)	$(1.2)	$(0.3)
Asset write-off and accelerated depreciation	0.7	—
Other associated exit costs to close and consolidate facilities (4)	13.2	2.1
Total restructuring and related charges (2) (3)	$12.7	$1.8

(1) Due to natural workforce attrition, the Company recorded an adjustment for the three months ended December 31, 2025 to the severance accrual as of September 30, 2025.
(2) Restructuring and related charges of $4.5 and nil are included within Cost of products sold for the three months ended December 31, 2025 and 2024, respectively.
(3) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
(4) Includes costs to remove and transport inventory; disassemble, transport and reassemble manufacturing equipment; and other idle facility, contract related and personnel costs.

Consolidation of Wet Shave Operations
In fiscal 2026, the Company announced a plan to further consolidate its Wet Shave operations. These actions further streamline the Company’s operations and supply chain. As a result of these actions, the Company is anticipating incurring restructuring and related charges of $25 in fiscal 2026 and the consolidation is expected to be completed by the first quarter of fiscal 2028.

	Three Months Ended December 31,
	2025	2024
Severance and related benefit costs	$8.2	$—
Asset write-off and accelerated depreciation	1.3	—
Total restructuring and related charges (1) (2)	$9.5	$—

(1) Restructuring and related charges of $1.3 are included within Cost of products sold for the three months ended December 31, 2025.

(2) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
Restructuring Reserves

	Operating Model Redesign	Consolidation of Mexico Facilities	Consolidation of Wet Shave Operations	Total
Severance and related benefit costs
Balance at September 30, 2025	$2.7	$13.3	$—	$16.0
Charge to income	0.3	(1.2)	8.2	7.3
Cash payments	(1.0)	(4.6)	—	(5.6)
Non-cash utilization	—	(0.1)	—	(0.1)
Balance at December 31, 2025	2.0	7.4	8.2	17.6

Asset write-off and accelerated depreciation
Balance at September 30, 2025	—	—	—	—
Charge to income	—	0.7	1.3	2.0
Non-cash utilization	—	(0.7)	(1.3)	(2.0)
Balance at December 31, 2025	—	—	—	—

Other associated exit costs to close and consolidate facilities
Balance at September 30, 2025	—	0.7	—	0.7
Charge to income	1.9	13.2	—	15.1
Cash payments	(1.9)	(14.0)	—	(15.9)
Balance at December 31, 2025	—	(0.1)	—	(0.1)

Total restructuring and related activities accrual	$2.0	$7.3	$8.2	$17.5

Note 4 - Income Taxes
The source of income taxes are below:

	Three Months Ended December 31,
	2025	2024
Loss from continuing operations before income taxes	$(36.9)	$(12.7)
Income tax benefit on continuing operations	(7.7)	(2.6)

Effective tax rate	20.9%	20.6%
For the three months ended December 31, 2025 and 2024, the difference between the federal statutory rate and the effective rate was primarily due to a favorable mix of earnings in lower tax rate jurisdictions.
Note 5 - (Loss) Earnings per Share
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net (loss) earnings per share calculation:

	Three Months Ended December 31,
	2025	2024
Basic weighted-average shares outstanding	46.6	48.7
Effect of dilutive securities:
Options, RSE and PRSE awards	—	—
Total dilutive securities	—	—
Diluted weighted-average shares outstanding	46.6	48.7
The following weighted-average common shares were excluded from the calculation of diluted net (loss) earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended December 31,
	2025	2024
Options, RSE and PRSE awards	1.6	1.4

Note 6 - Inventories

	December 31, 2025	September 30, 2025
Inventories
Raw materials and supplies	$72.2	$73.9
Work in process	91.2	94.5
Finished products	297.8	265.4
Total inventories (1)	$461.2	$433.8
(1) $48.1 and $50.9 of inventories of the Feminine Care business have been classified as assets held for sale as of December 31, 2025 and September 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.

Note 7 - Property, Plant and Equipment (“PP&E”)

	December 31, 2025	September 30, 2025
Property, Plant and Equipment
Land	$16.7	$16.7
Buildings	116.2	114.8
Machinery and equipment	980.4	984.4
Capitalized software costs	68.5	68.2
Construction in progress	70.9	62.1
Total gross property, plant and equipment	1,252.7	1,246.2
Accumulated depreciation and amortization	(960.2)	(951.2)
Total property, plant and equipment, net (1)	$292.5	$295.0
(1) $73.9 and $74.3 of PP&E of the Feminine Care business have been classified as assets held for sale as of December 31, 2025 and September 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.
The components of depreciation expense for PP&E, net and amortization expense for capitalized software costs were as follows:

	Three Months Ended December 31,
	2025	2024
Depreciation expense	$12.6	$10.7
Amortization expense associated with capitalized software	0.9	1.1

Note 8 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Total
Gross balance at October 1, 2025	$1,150.6	$357.5	$1,508.1
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net balance at October 1, 2025(1)	$781.6	$355.5	$1,137.1

Changes in the twelve months ended December 31, 2025
Cumulative translation adjustment	0.3	—	0.3

Gross balance at December 31, 2025	$1,150.9	$357.5	$1,508.4
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net balance at December 31, 2025(1)	$781.9	$355.5	$1,137.4
(1) $117.0 and $154.0 of goodwill of the Feminine Care segment has been classified as assets held for sale as of December 31, 2025 and September 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.

The following table sets forth intangible assets by class:

	December 31, 2025			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$571.4	$—	$571.4	$571.4	$—	$571.4

Amortizable
Trade names and brands	$237.1	$80.1	$157.0	$237.1	$77.4	$159.7
Technology and patents	80.2	78.6	1.6	80.2	78.4	1.8
Customer related and other	266.6	174.8	91.8	266.5	171.2	95.3
Amortizable intangible assets	583.9	333.5	250.4	583.8	327.0	256.8
Total intangible assets (1)	$1,155.3	$333.5	$821.8	$1,155.2	$327.0	$828.2
(1) $92.7 and $93.1 of intangible assets of the Feminine Care business have been classified as assets held for sale as of December 31, 2025 and September 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.
Amortization expense was $6.4 and $6.4 for the three months ended December 31, 2025 and 2024, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2026	$18.9
2027	25.1
2028	25.0
2029	25.0
2030	25.0
2031	18.0
Thereafter	113.4

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined that there were no triggering events requiring an interim impairment analysis during the three months ended December 31, 2025 for its Wet Shave, Sun Care and Skin Care reporting units. See Note 2 for additional information on the Feminine Care reporting unit.

Note 9 - Supplemental Balance Sheet Information

	December 31, 2025	September 30, 2025
Other Current Assets
Prepaid expenses	$75.8	$69.8
Value added tax receivables	45.5	43.7
Income taxes receivable	28.4	13.3
Other	11.9	11.8
Total other current assets	$161.6	$138.6
Other Current Liabilities
Accrued advertising and sales promotion	$29.9	$23.6
Accrued trade allowances	22.3	27.6
Accrued salaries, vacations and incentive compensation	33.8	52.9
Income taxes payable	13.0	20.3
Returns reserve	29.1	42.8
Accrued interest	9.7	24.7
Restructuring reserve	8.6	16.7
Other	101.5	102.5
Total other current liabilities	$247.9	$311.1
Other Liabilities
Pensions and other retirement benefits	$30.9	$32.7
Other	114.2	102.9
Total other liabilities	$145.1	$135.6
(1) $8.9 and $8.7 of other current assets and $4.0 and $5.2 of other current liabilities of the Feminine Care business has been classified as assets held for sale as of December 31, 2025 and September 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.

Note 10 - Accounts Receivable Facilities
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
Accounts receivables sold were $221.6 and $223.9 for the three months ended December 31, 2025 and 2024, respectively. The trade receivables sold that remained outstanding as of December 31, 2025 and September 30, 2025 were $91.6 and $94.7, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The subsequent cash collections and remittances of cash to MUFG for receivables serviced by the Company are considered financing cash flow activity and are presented net for the period. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The loss on sale of trade receivables was $1.1 for both the three months ended December 31, 2025 and 2024.

Note 11 - Debt
The detail of long-term debt was as follows:

	December 31, 2025	September 30, 2025
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. Revolving Credit Facility	277.0	140.0
Total	1,527.0	1,390.0
Less unamortized debt issuance costs and discount (1)	6.2	6.7
Total long-term debt	$1,520.8	$1,383.3
(1)As of December 31, 2025, debt issuance costs were $3.6 and $2.6 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively. As of September 30, 2025, debt issuance costs were $3.9 and $2.8 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively.
As of December 31, 2025 and September 30, 2025, the Company had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $32.5 and $29.5, respectively, with weighted-average interest rates of 3.7% and 3.7% as of December 31, 2025 and September 30, 2025, respectively. These notes were primarily outstanding international borrowings.

Note 12 - Supply Chain Financing Programs

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

The summary of the Company’s outstanding obligations confirmed as valid under the SCF program is as follows.

Fiscal 2026
Confirmed obligations outstanding as of September 30, 2025	$15.1
Invoices confirmed	20.7
Invoices Paid	(19.6)
Confirmed obligations outstanding as of December 31, 2025	$16.2

Note 13 - Retirement Plans
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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended December 31,
	2025	2024
Service cost	$0.5	$0.6
Interest cost	4.5	4.5
Expected return on plan assets	(5.9)	(5.4)
Recognized net actuarial loss	0.7	0.6
Net periodic (benefit) cost	$(0.2)	$0.3
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income.
Note 14 - Shareholders’ Equity
Share Repurchases
On November 13, 2025, the Board approved an authorization to repurchase up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. The full $100.0 authorized by the Board in November 2025 is available for future share repurchases. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2025.
Dividends
Dividend activity in the three months ended December 31, 2025 is as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
November 13, 2025	December 3, 2025	January 8, 2026	$0.15
On February 5, 2026, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter of 2026. The dividend will be payable on April 8, 2026 to shareholders of record as the close of business on March 6, 2026.
Dividends declared during the three months ended December 31, 2025 totaled $7.0. Payments made for dividends during the three months ended December 31, 2025 totaled $7.4.

Note 15 - Accumulated Other Comprehensive Loss
The following table presents the changes in Accumulated Other Comprehensive (Loss) Income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2025	$(41.3)	$(67.6)	$(0.9)	$(109.8)
Other comprehensive income (loss), net of tax	3.2	0.1	1.5	4.8
Reclassifications to earnings	—	0.5	—	0.5
Balance as of December 31, 2025	$(38.1)	$(67.0)	$0.6	$(104.5)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
Other comprehensive income (loss), net of tax	(48.3)	(0.1)	5.4	(43.0)
Reclassifications to earnings	—	0.5	(0.4)	0.1
Balance as of December 31, 2024	$(116.6)	$(84.4)	$3.3	$(197.7)

The following table presents the reclassifications out of AOCI:

	Three Months Ended December 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2025	2024
Gain on cash flow hedges
Foreign exchange contracts	$(0.1)	$0.5	Other (income) expense, net
Income tax (benefit) expense	(0.1)	0.1	Income tax benefit on continuing operations
	$—	$0.4
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.7)	$(0.6)
Income tax (benefit)	(0.2)	(0.1)	Income tax benefit on continuing operations
	(0.5)	(0.5)
Total reclassifications for the period	$(0.5)	$(0.1)
(1)These AOCI components are included in the computation of net periodic cost. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management

In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with certain of its counterparties as set forth in detail below that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of December 31, 2025 and September 30, 2025, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. As of December 31, 2025, the Company had $277.0 of variable rate debt outstanding, which consisted primarily of outstanding borrowings under its U.S. Revolving Credit Facility.
Cash Flow Hedges
As of December 31, 2025, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $0.8 and unrealized pre-tax losses of $1.4 as of December 31, 2025 and September 30, 2025, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at December 31, 2025 levels over the next 12 months, the majority of the pre-tax losses included in AOCI in the Condensed Consolidated Balance Sheets as of December 31, 2025 is expected to be included in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. Contract maturities for these hedges extend into fiscal 2027. As of December 31, 2025, there were 64 open foreign currency contracts with a total notional value of $122.1.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three months ended December 31, 2025, resulted in a gain of $0.6 compared to a gain of $0.9 for the three months ended December 31, 2024, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. As of December 31, 2025, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	December 31, 2025	September 30, 2025
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$0.8	$(1.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$—	$0.1
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended December 31,
	2025	2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$2.1	$7.7
(Loss) gain reclassified from AOCI into income (1) (2)	(0.1)	0.5
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in income (2)	$0.6	$0.9
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)(Loss) gain was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of December 31, 2025		As of September 30, 2025
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$2.2	$(1.5)	$0.7	$(2.4)
Gross amounts offset in the balance sheet	—	0.1	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$2.2	$(1.4)	$0.7	$(2.1)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	December 31, 2025	September 30, 2025
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(21.4)	$(20.7)
Derivatives - foreign currency contracts asset (liability)	0.8	(1.4)
Net assets (liabilities) at estimated fair value	$(20.6)	$(22.1)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of December 31, 2025 and September 30, 2025, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of December 31, 2025 and September 30, 2025, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities.
As of December 31, 2025 and September 30, 2025, the fair market value of fixed rate long-term debt was $1,196.8 and $1,198.2, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements which has been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, the carrying amounts on the Condensed Consolidated Balance Sheets approximate fair value. Additionally, the carrying amounts of the U.S. Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.

Note 17 - Segment Data
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies disclosed in the Form 10-K. Accounting policies have been applied consistently by all segments within the Company for all reporting periods.
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
See Note 1 and Note 2 for additional information on the divestiture of Feminine Care, a previously reportable segment.

Segment net sales and profitability are presented below:

	Three Months Ended December 31,
	2025	2024
Net Sales
Wet Shave	$291.3	$294.5
Sun and Skin Care	131.5	120.6
Total net sales	$422.8	$415.1

Cost of Products Sold
Wet Shave	$171.6	$166.2
Sun and Skin Care	82.8	74.2
Total cost of products sold	$254.4	$240.4

Other operating expenses (1)
Wet Shave	$77.5	$81.7
Sun and Skin Care	52.3	49.8
Total other operating expenses	$129.8	$131.5

Segment Profit (Loss)
Wet Shave	$42.2	$46.6
Sun and Skin Care	(3.6)	(3.4)
Total segment profit	$38.6	$43.2

General corporate and other expenses (2)	$(24.1)	$(20.9)
Amortization of intangibles	(6.4)	(6.4)
Interest and other expense, net	(20.0)	(21.1)
Restructuring and related charges (3)	(24.4)	(4.1)
Acquisition and integration costs (4)	—	(0.5)
Sun Care reformulation costs (5)	(1.0)	(1.0)
Legal matters (6)	(1.0)	—
Gain on investment (7)	1.5	0.9
Other project and related costs (8)	(0.1)	(2.8)
Loss from continuing operations before income taxes	$(36.9)	$(12.7)
(1)Includes SG&A, A&P and R&D costs, which are not regularly provided to the CODM by segment, but included within the measure of segment profit reviewed by the CODM.
(2)Includes indirect expenses for corporate overhead in the three months ended December 31, 2025 and 2024 previously allocated to Feminine Care segment profit, which remain reported within continuing operations following the divestiture and are not reallocated to the Wet Shave or Sun and Skin Care segments.
(3)The Company recorded $24.4 and $4.1 for the three months ended December 31, 2025 and 2024, respectively, related to actions to strengthen its operating model and improve manufacturing and supply chain efficiency and productivity. Includes pre-tax SG&A of $0.5 and nil for the three months ended December 31, 2025 and 2024, respectively. Includes pre-tax Cost of products sold of $5.8 for the three months ended December 31, 2025 related to other associated disposal costs and accelerated depreciation of certain assets. See Note 3 of the Notes to Condensed Consolidated Financial Statements.
(4)Includes pre-tax SG&A of $0.5 for three months ended December 31, 2024 for the acquisition of Billie, Inc. on November 29, 2021.
(5)Includes pre-tax research and development costs of $1.0 and $1.0 for the three months ended December 31, 2025 and 2024, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(6)Includes pre-tax SG&A of $1.0 in the three months ended December 31, 2025, for a charge related to a legal matter.
(7)Includes pre-tax gain of $1.5 and $0.9 for the three months ended December 31, 2025 and 2024 on the fair value measurement of equity interests accounted for under the cost method.
(8)Includes pre-tax SG&A of $0.6 and $1.0 for the three months ended December 31, 2025 and 2024, respectively, and Other income of $0.5 and other expense $1.8 for the three months ended December 31 2025, respectively, related to certain corporate project and other related costs.

Depreciation expense and capital spending by segment were:

	Three Months Ended December 31,
	2025	2024
Depreciation and amortization expense
Wet Shave	$10.4	$9.5
Sun and Skin Care	1.5	1.8
Corporate	8.1	6.8
Total depreciation and amortization expense (1)	$20.0	$18.1

Capital expenditures
Wet Shave	$8.5	$10.7
Sun and Skin Care	2.7	4.7
Total capital expenditures (2)	$11.2	$15.4
(1) $1.3 and $3.6 of Depreciation and amortization expense of the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax as of December 31, 2025 and 2024, respectively. See Note 2, “Discontinued Operations” for additional information.
(2) $0.4 and $1.4 of capital expenditures of the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax as of December 31, 2025 and 2024, respectively. See Note 2, “Discontinued Operations” for additional information.

The following table presents the Company’s net sales by geographic area:

	Three Months Ended December 31,
	2025	2024
Net Sales to Customers
United States	$191.9	$187.5
International	230.9	227.6
Total net sales	$422.8	$415.1

Supplemental product information is presented below for net sales:

	Three Months Ended December 31,
	2025	2024
Razors and blades	$259.0	$267.4
Sun care products	57.2	47.4
Grooming products	57.3	53.0
Wipes and other skin care	17.0	20.2
Shaving gels and creams	32.3	27.1
Total net sales	$422.8	$415.1

Note 18 - Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Amounts in millions, except per share data, unaudited)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on November 18, 2025 (the “2025 Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs and involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed within “Forward-Looking Statements” below and in Item 1A. Risk Factors and “Forward-Looking Statements” included within our 2025 Annual Report.
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

This non-GAAP information is provided as a supplement to, not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. We use this non-GAAP information, including adjusted gross margin, adjusted selling general and administrative (“SG&A”), adjusted operating income, adjusted EBIT (as defined below), adjusted effective tax rate, adjusted net earnings, and adjusted diluted net earnings, internally to make operating decisions and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of ongoing operating results. We view the use of non-GAAP measures that exclude the impact of these unique events as particularly valuable in understanding our underlying operational results and providing insights into future performance. The information can also be used to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by the types of items that are excluded. This non-GAAP information is also a component in determining management’s incentive compensation. Finally, we believe this information provides more transparency.
The following provides additional detail on our non-GAAP measures for the periods presented:
•We analyze net sales and segment profit on an organic basis to better measure the comparability of results between periods. Organic net sales and organic segment profit exclude the impact of changes in foreign currency translation.
•Segment profit is impacted by fluctuations in translation and transactional foreign currency. The impact of currency was applied to segments using management’s best estimate.
All comparisons are with the same period in the prior year, unless otherwise noted.
Industry and Market Data
Unless we indicate otherwise, we base the information contained or incorporated by reference herein, concerning our industry on our general knowledge and expectations. Our market position, market share, and industry market size are estimates based on internal and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that industry, market size, market position and market share data within our industry provides general guidance but is inherently imprecise and has not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A. Risk Factors in Part I of our 2025 Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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

Executive Summary
Feminine Care Divestiture
On November 12, 2025, we entered into an agreement to sell our Feminine Care segment to Essity, a leading global health and hygiene company based in Sweden for $340.0. On February 2, 2026, we closed the transaction and received proceeds of approximately $340 million on a cash-free and debt-free basis. In connection with closing of the transaction, we and Essity entered into a transition services agreement for the provision of certain services to support the transition of the Feminine Care segment following the closing. The divestiture of the Feminine Care segment is a key step to transform Edgewell into a more focused, agile and consumer-driven personal care company. In the first quarter of fiscal 2026, the assets and liabilities of the former Feminine Care segment were classified as held for sale and the former Feminine Care segment’s results are presented as discontinued operations. This change was applied on a retrospective basis.

All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted.
First Quarter of Fiscal 2026
The following is a summary of results from continuing operations for the first quarter of fiscal 2026, as compared to the corresponding periods in fiscal 2025. In addition to net sales, net loss from continuing operations and earnings per share (“EPS”) from continuing operations for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net loss from continuing operations and EPS from continuing operations are provided as a reconciliation of net loss from continuing operations and EPS from continuing operations to adjusted net loss from continuing operations and adjusted diluted EPS from continuing operations, both of which are non-GAAP measures.
•Net sales in the first quarter of fiscal 2026 increased $7.7, or 1.9%, to $422.8, as compared to the prior year quarter. Organic net sales decreased $1.9, or 0.5%. Organic sales growth in North America was 0.7%, driven by volume growth in Sun Care and Grooming, partially offset by lower volumes and unfavorable pricing in Wet Shave and Skin Care. Organic sales in international markets declined 1.6%, largely driven by volume declines in Sun Care and Wet Shave, primarily reflecting an anticipated change in the quarterly phasing of Wet Shave sales in Japan, and Sun Care sales in distributor markets.
•Net (loss) earnings from continuing operations in the first quarter of fiscal 2026 were $(29.2) compared to $(10.1) in the prior year quarter. On an adjusted basis, net (loss) earnings from continuing operations for the first quarter of fiscal 2026 were $(7.6) compared to $(4.8) in the prior year quarter. Adjusted net loss increased primarily due to a decrease in gross margin, partially offset by higher sales.
•Diluted net (loss) earnings per share from continuing operations during the first quarter of fiscal 2026 were $(0.63) compared to $(0.21) in the prior year quarter. On an adjusted basis, diluted net earnings per share from continuing operations during the first quarter of fiscal 2026 were $(0.16) compared to $(0.10) in the prior year quarter.

Three Months Ended December 31, 2025
	Gross Profit	SG&A	Operating (Loss) Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net Loss from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$161.0	$102.4	$(18.9)	$(36.9)	$(7.7)	$(29.2)	$(0.63)
Restructuring and related costs	5.8	(0.5)	24.4	24.4	6.0	18.4	0.40
Sun Care reformulation costs	—	—	1.0	1.0	0.2	0.8	0.02
Gain on investment	—	—	—	(1.5)	(0.3)	(1.2)	(0.03)
Legal matter	—	(1.0)	1.0	1.0	0.2	0.8	0.02
Other project and related costs	—	(0.6)	0.6	0.1	—	0.1	—
Tax shortfall on equity compensation	—	—	—	—	(2.7)	2.7	0.06
Total Adjusted Non-GAAP	$166.8	$100.3	$8.1	$(11.9)	$(4.3)	$(7.6)	$(0.16)

GAAP as a percent of net sales	38.1%	24.2%	(4.5)%		GAAP effective tax rate		20.9%
Adjusted as a percent of net sales	39.5%	23.7%	1.9%		Adjusted effective tax rate		34.7%

Three Months Ended December 31, 2024
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Taxes from Continuing Operations	Net Loss from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$172.5	$99.6	$9.3	$(12.7)	$(2.6)	$(10.1)	$(0.21)
Restructuring and related costs	—	—	4.1	4.1	1.0	3.1	0.07
Acquisition and integration costs	—	(0.5)	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	1.0	1.0	0.3	0.7	0.01
Gain on investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Other project and related costs	—	(1.0)	1.0	2.8	0.8	2.0	0.04
Total Adjusted Non-GAAP	$172.5	$98.1	$15.9	$(5.2)	$(0.4)	$(4.8)	$(0.10)

GAAP as a percent of net sales	41.6%	24.0%	2.2%		GAAP effective tax rate		20.6%
Adjusted as a percent of net sales	41.6%	23.6%	3.8%		Adjusted effective tax rate		7.8%
(1) EBIT is defined as Loss before income taxes.
Operating Results
The following table presents changes in net sales for the first quarter of fiscal 2026, as compared to the corresponding periods in fiscal 2025, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended December 31, 2025	Q1	% Chg
Net sales - fiscal 2025	$415.1
Organic	(1.9)	(0.5)%
Impact of currency	9.6	2.4%
Net sales - fiscal 2026	$422.8	1.9%
For the first quarter of fiscal 2026, net sales increased $7.7, or 1.9%, to $422.8, including a $9.6, or 2.4%, favorable impact from currency movements, as compared to the prior year quarter. Organic net sales decreased $1.9, or 0.5%. Organic sales growth in North America was 0.7%, driven by volume growth in Sun Care and Grooming, partially offset by lower volumes and unfavorable pricing in Wet Shave and Skin Care. Organic sales in international markets declined 1.6%, largely driven by volume declines in Sun Care and Wet Shave, primarily reflecting an anticipated change in the quarterly phasing of Wet Shave sales in Japan, and Sun Care sales in distributor markets.
Gross Profit
Gross profit was $161.0 during the first quarter of fiscal 2026, compared to $172.5 in the prior year quarter, a decrease of $11.5, or 6.7%. Gross margin as a percent of net sales for the first quarter of fiscal 2026 decreased 350-basis points, to 38.1%. Adjusted gross margin, as a percent of net sales, decreased 210-basis points. Productivity savings of approximately 240-basis points and favorable currency movements were more than offset by 450-basis points of core inflation, tariffs, volume absorption and 75-basis points of unfavorable mix and other.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $102.4, or 24.2%, of net sales in the first quarter of fiscal 2026 compared to $99.6, or 24.0%, of net sales in the prior year quarter. Adjusted SG&A was 23.7% of net sales, flat to the prior year quarter, which was primarily driven by higher people costs and unfavorable currency impacts, partly offset by lower consulting and corporate expenses.
Advertising and Sales Promotion Expense
Advertising and sales promotion (“A&P”) expense for the first quarter of fiscal 2026 was $45.6, a decrease of $0.5, or 1.1%, compared to $46.1 in the prior year quarter. A&P was 10.8% of net sales, compared to 11.1% in the prior year quarter.

Research and Development Expense
Research and development (“R&D”) expense for the first quarter of fiscal 2026 was $13.8, an increase of $0.4, or 3.0%, compared to $13.4 in the prior year quarter. As a percentage of net sales, R&D expense was 3.3% in the first quarter of fiscal 2026, compared to 3.2% in the prior year quarter.
Restructuring and Related Charges
In fiscal 2026, the Company continues to take specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency through restructuring actions, including streamlining the Company’s operations and supply chain by consolidating its Mexico facilities and Wet Shave operations. As a result of these actions, we expect to incur pre-tax charges of approximately $65 in fiscal 2026. We incurred $18.1 and $4.1 during the first three months of fiscal 2026 and 2025, respectively. Other restructuring related charges of $5.8 and $0.5 associated with the operation and supply chain actions were recorded in costs of products sold and selling, general and administrative expenses, respectively, during the first quarter of fiscal 2026.
See Note 3 to the Condensed Consolidated Financial Statements for additional information.
Interest Expense Associated with Debt
Interest expense associated with debt for the first quarter of fiscal 2026 was $19.3, an increase of $0.5, or 2.7%, compared to $18.8 in the prior year quarter. The increase in interest expense was the result of higher borrowing levels on the Company’s U.S. Revolving Credit Facility.
Other (Income) Expense, net
Other (income) expense, net, was $(1.3) compared to $3.2 in the prior year quarter. Currency hedge and remeasurement losses were $0.9 in the current quarter, compared to losses of $2.0 in the prior year quarter. The current year quarter included $0.5 of other project gains, compared to $1.8 of expense in the prior year quarter. Adjusted other (income) expense, net was $0.7 compared to $2.3 in the prior year quarter.

Income Tax Benefit on Continuing Operations
The continuing operations effective tax rate for the first quarter of fiscal 2026, was 20.9%, compared to 20.6% in the prior year quarter. Both periods reflect a tax benefit on a loss. The fiscal 2026 effective tax rate reflects more favorable discrete and unusual items resulting in a larger tax benefit compared to fiscal 2025. On an adjusted basis, the effective tax rate was 34.7% (tax benefit on a loss), up from the prior year quarter adjusted effective tax rate of 7.8% (tax benefit on a loss).
(Loss) earnings from discontinued operations, net of tax
(Loss) earnings from discontinued operations, net of tax includes the results of the Feminine Care business that was held-for-sale in the first quarter of fiscal 2026.
The loss of $36.5 in the first quarter of fiscal 2026 compared to earnings of $8.0 in the prior year quarter. The loss in the first quarter of 2026 primarily includes the impact of the goodwill impairment charge of $37.4 and loss on held-for-sale of $3.8.

Segment Results
The following tables present changes in segment net sales and segment profit (loss) for the first quarter of fiscal 2026, compared to the corresponding period in fiscal 2025, and provide a reconciliation of organic segment net sales and organic segment profit (loss) to reported amounts. For a reconciliation of segment profit (loss) to Loss from continuing operations before income taxes, refer to Note 17 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments.
Wet Shave

Net Sales - Wet Shave
Period Ended December 31, 2025	Q1	% Chg
Net sales - fiscal 2025	$294.5
Organic	(11.6)	(3.9)%
Impact of currency	8.4	2.8%
Net sales - fiscal 2026	$291.3	(1.1)%
Wet Shave net sales for the first quarter of fiscal 2026 were $291.3, a decrease of $3.2, or 1.1%, as compared to the prior year quarter, including a $8.4, or 2.8%, favorable impact from currency. Organic net sales decreased $11.6, or 3.9%, as International markets declined 0.7% as a result of unfavorable phasing of Wet Shave sales in Japan, as anticipated, partly offset by higher pricing while North America declined 8.3% as a result of decreased volumes and increased promotional levels.

Segment Profit -Wet Shave
Period Ended December 31, 2025	Q1	% Chg
Segment profit - fiscal 2025	$46.6
Organic	(8.5)	(18.2)%
Impact of currency	4.1	8.8%
Segment profit - fiscal 2026	$42.2	(9.4)%
Wet Shave segment profit for the first quarter of fiscal 2026 was $42.2, a decrease of $4.4, or 9.4%, and inclusive of a $4.1, or 8.8%, favorable impact from currency. Organic segment profit decreased $8.5 million, or 18.2%, as lower gross margins were partly offset by lower marketing and SG&A expenses.
Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended December 31, 2025	Q1	% Chg
Net sales - fiscal 2025	$120.6
Organic	9.7	8.0%
Impact of currency	1.2	1.0%
Net sales - fiscal 2026	$131.5	9.0%
Sun and Skin Care net sales for the first quarter of fiscal 2026 increased $10.9, or 9.0%, as compared to the prior year quarter, including a favorable impact from foreign currency of $1.2, or 1.0%. Organic net sales increased $9.7, or 8.0%, driven by 19.5% growth in Sun Care, primarily driven by higher volumes in North America. Grooming increased 6.8% driven by increased volumes, led by nearly 27% growth in Cremo. In aggregate, the increase in organic sales was related to 14.8% growth in North America, partially offset by a 5.4% decline in International sales.

Segment Profit (Loss) - Sun and Skin Care
Period Ended December 31, 2025	Q1	% Chg
Segment loss - fiscal 2025	$(3.4)
Organic	(0.5)	14.7%
Impact of currency	0.3	(8.8)%
Segment loss - fiscal 2026	$(3.6)	5.9%

Sun and Skin Care segment loss for the first quarter of fiscal 2026 was $3.6, an increase of $0.2, or 5.9%, as compared to the prior year quarter, including a favorable impact from foreign currency of $0.3, or 8.8%. Organic segment loss increased $0.5 million, or 14.7%, driven by higher marketing, partly offset by higher gross profit.

General Corporate and Other Expenses

	Three Months Ended December 31,
	2025	2024
General corporate and other expenses	$(24.1)	$(20.9)
Amortization of intangibles	(6.4)	(6.4)
Interest and other expense, net	(20.0)	(21.1)
Restructuring and related charges	(24.4)	(4.1)
Acquisition and integration costs	—	(0.5)
Sun Care reformulation costs	(1.0)	(1.0)
Legal matters	(1.0)	—
Gain on investment	1.5	0.9
Other project and related costs	(0.1)	(2.8)
General corporate and other expenses	$(75.5)	$(55.9)
% of net sales	(17.9)%	(13.5)%
For the first quarter of fiscal 2026, corporate expenses were $75.5, or 17.9%, of net sales, compared to $55.9, or 13.5% in the prior year quarter.
During the first quarter of fiscal 2026, corporate expenses increased primarily related to higher people costs and unfavorable currency impacts, partly offset by lower consulting and corporate expenses. General corporate and other expenses includes indirect corporate overhead costs previously allocated to the Feminine Care segment.
During the first quarter of fiscal 2026, we recorded a charge of $1.0 related to a legal matter.
During the first quarter of fiscal 2026 and 2025, we recorded a gain of $1.5 and $0.9, respectively, for the fair value measurement of certain equity interests accounted for under the cost and equity methods.

Liquidity and Capital Resources
As of December 31, 2025, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of December 31, 2025 and September 30, 2025 were as follows:

	Interest Type	Currency	December 31, 2025	September 30, 2025
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under the U.S. Revolving Credit Facility	variable	USD	277.0	140.0
Short-term notes payable	variable	various	32.5	29.5
Total borrowings			$1,559.5	$1,419.5
Our Revolver utilization is summarized below.

	December 31, 2025	September 30, 2025
Total Revolver capacity	$425.0	$425.0
Less: Revolver borrowings	277.0	140.0
Less: Outstanding letters of credit	5.5	5.5
Revolver balance available	$142.5	$279.5

As noted above, on February 2, 2026, we closed on the sale of our Feminine Care segment to Essity. We used proceeds from this sale to repay all outstanding borrowings under our Revolver. The remaining proceeds are expected to be used for continued investment in our core brands, capital expenditures and other growth initiatives. We estimate approximately $55 million of cash taxes to be paid on the tax gain from the sale.
Historically, we have generated, and expect to continue to generate, favorable cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care businesses, typically resulting in higher net sales and increased cash generated in the second and third quarters of each fiscal year. We believe our cash on hand, including remaining proceeds from the sale of our Feminine Care segment, cash flows from operations and borrowing capacity under the U.S. Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other capital requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs. For more information on the U.S. Revolving Credit Facility and our other debt, see Note 11 to the Notes To Condensed Consolidated Financial Statements and Note 12 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.
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
As of December 31, 2025, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Three months ended December 31,
	2025	2024
Net cash provided by (used for) from:
Operating activities	$(125.9)	$(115.6)
Investing activities	(9.9)	(15.7)
Financing activities	133.4	109.9
Effect of exchange rate changes on cash	—	(12.2)
Net decrease in cash and cash equivalents	$(2.4)	$(33.6)
Operating Activities
Cash flow used for operating activities was $125.9 during the first three months of fiscal 2026, compared to $115.6 during the prior year quarter. The increase in cash used for operating activities was largely driven by changes in net working capital and lower earnings.
Investing Activities
Net cash used for investing activities was $9.9 during the first three months of fiscal 2026, compared to $15.7 during the prior year quarter. The decrease in cash used was primarily due to a decrease in capital expenditures, which were $11.6 during the first three months of fiscal 2026, compared to $16.8 in the prior year quarter.
Financing Activities
Net cash provided by financing activities was $133.4 during the first three months of fiscal 2026, compared to $109.9 in the prior year quarter. During the first three months of fiscal 2026, we had net borrowings of $137.0 under the U.S. Revolving Credit Facility, compared to net borrowing of $165.0 in the prior year quarter. Dividend payments totaled $7.4 in the first three months of fiscal 2026, compared to $7.9 in the prior year quarter. We had no share repurchases in the first three months of fiscal 2026, compared to $30.3 in the prior year quarter.
Share Repurchases
On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. The full $100.0 authorized by the Board in November 2025 is available for future share repurchases. Any future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. During the first three months of fiscal 2026, we did not repurchase any shares under the share repurchase plan. For more information, see Note 14 of the Notes to Condensed Consolidated Financial Statements.

Dividends
Dividend activity for the three months ended December 31, 2025 was as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
November 13, 2025	December 3, 2025	January 8, 2026	$0.15
On February 5, 2026, the Board declared a quarterly cash dividend of $0.15 per common share for the first fiscal quarter of 2026. The dividend will be payable on April 8, 2026 to shareholders of record as the close of business on March 6, 2026.
Dividends declared during the three months ended December 31, 2025 totaled $7.0. Payments made for dividends during the three months ended December 31, 2025 totaled $7.4.
Commitments and Contingencies
Contractual Obligations
As of December 31, 2025, we had outstanding borrowings of $277.0 under the U.S. Revolving Credit Facility, which matures in 2029. As noted above, following the closing of the sale of the Feminine Care segment, we repaid all outstanding borrowings under the U.S. Revolving Credit Facility. As of December 31, 2025, future minimum repayments of fixed debt are: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2025 Annual Report.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Estimates
Our critical accounting estimates are fully described in our 2025 Annual Report. The preparation of these financial statements requires us to make estimates and assumptions. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. There have been no significant changes to our critical accounting estimates since September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
(Amounts in millions)
The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in currency rates, commodity prices, and interest rates. At times, we enter into contractual arrangements (derivatives) to reduce these exposures. For further information on our foreign currency derivative instruments, refer to Note 16 of Notes to our Condensed Consolidated Financial Statements.
As of December 31, 2025, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of December 31, 2025, our outstanding variable-rate debt included $308.4 related to the U.S. Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $3.1.
There have been no material changes in our assessment of market risk sensitivity since our presentation of Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Please see Note 18 of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings to which we are party.

Item 1A. Risk Factors.
For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report. There have been no material changes to the risk factors disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 to 31, 2025	—	$—	—	226,694 shares
November 1 to 30, 2025	150,169	$18.71	—	$100,000,000
December 1 to 31, 2025	798	$17.00	—	$100,000,000
(1)There were 150,967 shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.
(3)On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. For more information, see Note 14 of the Notes To Condensed Consolidated Financial Statements.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended December 31, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit

2.1^†
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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three months ended December 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets at December 31, 2025 and September 30, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three months ended December 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

104*	Cover Page Interactive Data File (cover page XBRL tags are embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.
^ Copies of schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission or its staff.
† Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Francesca Weissman
Francesca Weissman
Chief Financial Officer
(principal financial officer)

Date:	February 9, 2026