Form 10-Q
period 2026-03-31
EDGEWELL PERSONAL CARE Co
filed 2026-05-06
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Common shares, $0.01 par value - 46,081,326 shares as of April 30, 2026.

Forward-Looking Statements
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses (the “Company”). These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition; capital expenditures; our restructuring and productivity initiatives; our strategy; impacts from the divestiture of our Feminine Care segment; our potential eligibility for refunds of tariffs previously paid under the International Emergency Economic Powers Act; the effect of macroeconomic factors, including tariffs and inflationary pressures; and conflicts or acts of war (such as the conflict in the Middle East); and anticipated trends, seasonality, and challenges in our business and in the markets in which we operate. Additional forward-looking statements may appear throughout this report, including, without limitation, the following sections: Management’s Discussion and Analysis, Risk Factors, and the Notes to the Condensed Consolidated Financial Statements. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of the Company or any of our businesses. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:
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
•the ability to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, conflicts or acts of war (such as the conflict in the Middle East), terrorism or disease outbreaks;
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

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$519.5	$516.6	$942.3	$931.7
Cost of products sold	302.6	279.7	564.4	522.3
Gross profit	216.9	236.9	377.9	409.4

Selling, general and administrative expense	111.0	102.8	213.4	202.4
Advertising and sales promotion expense	58.6	59.9	104.2	106.0
Research and development expense	14.9	13.4	28.7	26.8
Restructuring charges	14.0	11.8	32.1	15.9
Operating income (loss)	18.4	49.0	(0.5)	58.3
Interest expense associated with debt	17.9	20.2	37.2	39.0
Other (income) expense, net	(7.4)	(2.6)	(8.7)	0.6
Income (loss) from continuing operations before income taxes	7.9	31.4	(29.0)	18.7
Income tax provision (benefit) on continuing operations	3.9	10.6	(3.8)	8.0
Net income (loss) from continuing operations	4.0	20.8	(25.2)	10.7
(Loss) earnings from discontinued operations, net of tax	(14.6)	8.2	(51.1)	16.2
Net (loss) income	$(10.6)	$29.0	$(76.3)	$26.9

Basic earnings (loss) per share:
Continuing operations	$0.09	$0.43	$(0.54)	$0.22
Discontinued operations	(0.32)	0.17	(1.10)	0.34
Basic (loss) earnings per share	$(0.23)	$0.60	$(1.64)	$0.56

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.43	$(0.54)	$0.22
Discontinued operations	(0.31)	0.17	(1.10)	0.33
Diluted (loss) earnings per share	$(0.22)	$0.60	$(1.64)	$0.55

Weighted-average shares outstanding:
Basic	46.5	48.0	46.5	48.3
Diluted	46.8	48.2	46.5	48.4

Statements of Comprehensive Income:
Net (loss) income	$(10.6)	$29.0	$(76.3)	$26.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(12.0)	23.0	(8.8)	(25.3)
Pension and postretirement activity, net of tax provision (benefit) of $0.1, $(0.1) and $0.3 and $0.3	0.3	0.3	0.9	0.7
Deferred gain (loss) on hedging activity, net of tax provision (benefit) of $0.5, $(1.3), $1.1 and $1.0	1.2	(2.8)	2.7	2.2
Total other comprehensive (loss) income, net of tax	(10.5)	20.5	(5.2)	(22.4)
Total comprehensive (loss) income	$(21.1)	$49.5	$(81.5)	$4.5
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	March 31, 2026	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$299.7	$225.7
Trade receivables, less allowance for doubtful accounts of $4.0 and $4.8	185.4	137.8
Inventories	450.1	433.8
Other current assets	174.3	138.6
Current assets held for sale	—	59.6
Total current assets	1,109.5	995.5
Property, plant and equipment, net	289.5	295.0
Goodwill	1,134.6	1,137.1
Other intangible assets, net	813.4	828.2
Other assets	186.2	178.7
Non-current assets held for sale	—	321.8
Total assets	$3,533.2	$3,756.3

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$35.1	$29.5
Accounts payable	231.1	219.7
Other current liabilities	347.6	311.1
Current liabilities held for sale	—	5.2
Total current liabilities	613.8	565.5
Long-term debt	1,244.4	1,383.3
Deferred income tax liabilities	80.2	118.8
Other liabilities	146.7	135.6
Total liabilities	2,085.1	2,203.2
Shareholders’ equity

Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 46,076,864 and 46,464,244 outstanding	0.7	0.7
Additional paid-in capital	1,564.4	1,578.8
Retained earnings	995.8	1,086.7
Common shares in treasury at cost, 19,175,125 and 18,787,745	(997.8)	(1,003.3)
Accumulated other comprehensive loss	(115.0)	(109.8)
Total shareholders’ equity	1,448.1	1,553.1
Total liabilities and shareholders’ equity	$3,533.2	$3,756.3

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended March 31,
	2026	2025
Cash Flow from Operating Activities
Net (loss) income	$(76.3)	$26.9
Depreciation and amortization	40.4	43.5
Share-based compensation expense	9.0	12.4
Loss on sale of assets	1.1	1.5
Impairment charges	37.4	—
Loss on assets held for sale	2.2	—
Deferred compensation payments	(2.0)	(1.9)
Deferred income taxes	(39.2)	(0.1)
Other, net	10.9	(8.0)
Changes in operating assets and liabilities	(55.1)	(144.8)
Net cash used for operating activities	(71.6)	(70.5)

Cash Flow from Investing Activities
Proceeds from sale of business	338.9	—
Capital expenditures	(25.6)	(33.9)
Collection of deferred purchase price on accounts receivable sold	1.8	2.3
Other, net	—	(1.4)
Net cash provided by (used for) investing activities	315.1	(33.0)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	398.0	605.0
Cash payments on debt with original maturities greater than 90 days	(538.0)	(448.0)
Proceeds from debt with original maturities of 90 days or less	4.6	3.5
Repurchase of shares	(15.8)	(65.7)
Dividends to common shareholders	(14.5)	(15.2)
Net financing inflow from the Accounts Receivable Facility	1.2	0.3
Employee shares withheld for taxes	(2.8)	(7.4)
Other, net	(0.1)	—
Net cash (used for) provided by financing activities	(167.4)	72.5

Effect of exchange rate changes on cash	(2.1)	(8.0)

Net increase (decrease) in cash and cash equivalents	74.0	(39.0)
Cash and cash equivalents, beginning of period	225.7	209.1
Cash and cash equivalents, end of period	$299.7	$170.1

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2025	65.2	$0.7	(18.8)	$(1,003.3)	$1,578.8	$1,086.7	$(109.8)	$1,553.1
Net loss	—	—	—	—	—	(65.7)	—	(65.7)
Foreign currency translation adjustments	—	—	—	—	—	—	3.2	3.2
Pension and postretirement activity	—	—	—	—	—	—	0.6	0.6
Deferred gain on hedging activity	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	(7.0)	—	(7.0)
Repurchase of shares	—	—	—	—	—	—	—	—
Activity under share plans	—	—	0.3	18.7	(18.2)	—	—	0.5
Balance as of December 31, 2025	65.2	$0.7	(18.5)	$(984.6)	$1,560.6	$1,014.0	$(104.5)	$1,486.2
Net loss	—	—	—	—	—	(10.6)	—	(10.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(12.0)	(12.0)
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred gain on hedging activity	—	—	—	—	—	—	1.2	1.2
Dividends declared	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares	—	—	(0.7)	(15.1)	—	—	—	(15.1)
Activity under share plans	—	—	—	1.9	3.8	—	—	5.7
Balance as of March 31, 2026	65.2	$0.7	(19.2)	$(997.8)	$1,564.4	$995.8	$(115.0)	$1,448.1

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net loss	—	—	—	—	—	(2.1)	—	(2.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(48.3)	(48.3)
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred gain on hedging activity	—	—	—	—	—	—	5.0	5.0
Dividends declared	—	—	—	—	—	(7.1)	—	(7.1)
Repurchase of shares	—	—	(0.8)	(30.1)	—	—	—	(30.1)
Activity under share plans	—	—	0.3	23.3	(24.2)	—	—	(0.9)
Balance as of December 31, 2024	65.2	$0.7	(16.8)	$(944.7)	$1,561.8	$1,080.9	$(197.7)	$1,501.0
Net earnings	—	—	—	—	—	29.0	—	29.0
Foreign currency translation adjustments	—	—	—	—	—	—	23.0	23.0
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred loss on hedging activity	—	—	—	—	—	—	(2.8)	(2.8)
Dividends declared	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares	—	—	(1.1)	(35.2)	—	—	—	(35.2)
Activity under share plans	—	—	—	0.7	5.5	—	—	6.2
Balance as of March 31, 2025	65.2	$0.7	(17.9)	$(979.2)	$1,567.3	$1,102.3	$(177.2)	$1,513.9

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
The Company conducts its business in the following two segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson SwordTM, Edge, Skintimate®, Billie®, Shave Guard brands and our custom brands group (formerly sold under our Shave Guard and Personna® brands), as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of Banana Boat® and Hawaiian Tropic® sun care products, Jack Black®, Bulldog® and Cremo® men’s and women’s grooming products, Billie women’s grooming products and Wet Ones® products.
See Feminine Care Divestiture in the Basis of Presentation section below for information regarding discontinued operations.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation and, in the opinion of management, all normal recurring adjustments considered necessary for a fair statement have been included in the interim results reported. The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its 2025 Annual Report filed with the SEC on November 18, 2025.
Feminine Care Divestiture
On February 2, 2026, we closed the sale of our Feminine Care segment to Essity, a leading global health and hygiene company based in Sweden for $340.0. In accordance with applicable accounting guidance, the results of the Feminine Care segment are presented as discontinued operations in the Condensed Consolidated Statements of Earnings and Comprehensive Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of the Feminine Care disposal group as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis with both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted. See Note 2 for additional information.
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

The following table presents the financial results of Feminine Care included in (Loss) earnings from discontinued operations, net of tax for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$23.3	$64.1	$87.3	$127.4
Cost of products sold	16.1	44.8	64.1	89.0
Gross profit	7.2	19.3	23.2	38.4

Selling, general and administrative expense	2.2	2.9	14.7	6.2
Advertising and sales promotion expense	1.5	5.6	3.5	9.8
Research and development expense	0.3	0.5	0.9	1.0
Restructuring charges	—	0.4	0.2	0.5
Impairment charges	—	—	37.4	—
Operating income (loss)	3.2	9.9	(33.5)	20.9
(Gain) loss on assets held for sale	(1.6)	—	2.2	—
Earnings (loss) from discontinued operations before income taxes	4.8	9.9	(35.7)	20.9
Income tax provision on discontinued operations (1)	19.4	1.7	15.4	4.7
(Loss) earnings from discontinued operations, net of tax	$(14.6)	$8.2	$(51.1)	$16.2
(1) The income tax provision on discontinued operations differs from the federal statutory rate primarily due to non-deductible goodwill included in the book carrying value used to compute the (gain)/loss of the disposed of business.
The following table reconciles the gross proceeds with the loss on assets held for sale included in (Loss) earnings from discontinued operations, net of tax:

Six Months Ended March 31, 2026
Gross proceeds (1)	$338.9
Less direct costs to sell	9.5
Less carrying amount	331.6
Loss on assets held for sale	$2.2
(1) Includes gross proceeds of $340.0, net of purchase price adjustment of $1.1.
In the second quarter of 2026, upon derecognizing the net assets of the disposal group because of the closing of the transaction, we finalized the calculation of the loss on assets held for sale reflective of a final purchase price adjustment, transaction costs and revised carrying amounts at the sale date.

The following table presents the carrying amounts of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2025:

September 30, 2025
Inventories	$50.9
Other current assets	8.7
Current assets held for sale	59.6

Property, plant and equipment, net	74.3
Goodwill	154.0
Other intangible assets, net	93.1
Other assets	0.4
Non-current assets held for sale	321.8
Total assets held for sale	381.4

Other current liabilities	5.2
Current liabilities held for sale	5.2
Total liabilities held for sale	$5.2

The following table presents significant cash flow items from discontinued operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Capital expenditures	$0.8	$1.6	$1.2	$3.0
Depreciation and amortization	—	3.6	1.3	7.2

The goodwill impairment charge of $37.4 and loss on assets held for sale of $2.2 are the material non-cash amounts included in the Condensed Consolidated Statements of Cash Flows which are included in operating activities for the six months ended March 31, 2026.

In connection with the divestiture, Edgewell entered into a Transition Services Agreement (“TSA”) with Essity. Pursuant to the TSA, Edgewell will provide certain services to Essity, on an interim, transitional basis from and after closing for an initial duration of twelve months. The TSA covers various services such as operations and supply chain, IT, commercial, sales, and finance, controllership and global business support activities. The remuneration of such services is intended to allow the Company to recover a significant portion of its costs and expenses of providing such services.

The costs and reimbursements related to services provided by Edgewell under the TSA are recorded in continuing operations within the Condensed Consolidated Statement of Earnings and Comprehensive Income. During the three and six months ended March 31, 2026 approximately $6.7 of TSA income was recognized in Other (income) expense, net.

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2026, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $9 in fiscal 2026. The Company has incurred restructuring and related charges as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Severance and related costs	$0.8	$—	$1.1	$0.5
Asset write-off and accelerated depreciation	2.1	0.1	2.1	1.1
Other exit costs (2)	1.5	3.8	3.4	4.7
Total restructuring and related charges (1)(3)	$4.4	$3.9	$6.6	$6.3

(1) Restructuring and related charges of $0.3 and $0.8 are included within Selling, general and administrative expense (“SG&A”) for the three and six months ended March 31, 2026, respectively. Restructuring and related charges of nil are included within SG&A for the three and six months ended March 31, 2025, respectively.
(2) Includes contract related and personnel costs and certain other exit and disposal activities.
(3) Restructuring and related charges of nil and $0.2 have been included in discontinued operations for the three and six months ended March 31, 2026, respectively. Restructuring and related charges of $0.4 and $0.5 have been included in discontinued operations for the three and six months ended March 31, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.

Consolidation of Mexico Facilities
In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is anticipating incurring restructuring and related charges of $54 in fiscal 2026 and the consolidation is expected to be completed by the fourth quarter of fiscal 2026.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Severance and related benefit costs (1)	$—	(0.2)	$(1.2)	(0.5)
Asset write-off and accelerated depreciation	0.6	0.6	1.2	0.6
Other associated exit costs to close and consolidate facilities (4)	15.8	7.9	29.1	10.0
Total restructuring and related charges (2) (3)	$16.4	$8.3	$29.1	$10.1

(1) Due to natural workforce attrition, the Company recorded an adjustment for the six months ended March 31, 2026 to the severance accrual as of September 30, 2025.
(2) Restructuring and related charges of $8.2 and $12.6 and are included within Cost of products sold for the three and six months ended March 31, 2026, respectively. Restructuring and related charges of nil are included within Cost of products sold for the three and six months ended March 31, 2025.
(3) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
(4) Includes costs to remove and transport inventory; disassemble, transport and reassemble manufacturing equipment; and other idle facility, contract related and personnel costs.

Consolidation of Wet Shave Operations
In fiscal 2026, the Company announced a plan to further consolidate its North America Wet Shave operations. These actions further streamline the Company’s North America Wet Shave operations and supply chain. As a result of these actions, the Company is anticipating incurring restructuring and related charges of $27 in fiscal 2026 and the consolidation is expected to be completed by the fourth quarter of fiscal 2028.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Severance and related benefit costs	0.5	—	8.6	—
Asset write-off and accelerated depreciation	0.5	—	1.8	—
Other associated exit costs to close and consolidate facilities (3)	1.2	—	1.2	—
Total restructuring and related charges (1) (2)	$2.2	$—	$11.6	$—

(1) Restructuring and related charges of $0.5 and $1.8 are included within Cost of products sold for the three and six months ended March 31, 2026.

(2) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.

(3) Includes costs to remove and transport inventory; disassemble, transport and reassemble manufacturing equipment; and other idle facility, contract related and personnel costs.
Restructuring Reserves

	Operating Model Redesign	Consolidation of Mexico Facilities	Consolidation of Wet Shave Operations	Total
Severance and related benefit costs
Balance at September 30, 2025	$2.7	$13.3	$—	$16.0
Charge to income	1.1	(1.2)	8.6	8.5
Cash payments	(2.5)	(5.9)	(0.1)	(8.5)
Non-cash utilization	—	(0.1)	—	(0.1)
Balance at March 31, 2026	1.3	6.1	8.5	15.9

Asset write-off and accelerated depreciation
Balance at September 30, 2025	—	—	—	—
Charge to income	2.1	1.2	1.8	5.1
Non-cash utilization	(2.1)	(1.2)	(1.8)	(5.1)
Balance at March 31, 2026	—	—	—	—

Other associated exit costs to close and consolidate facilities
Balance at September 30, 2025	—	0.7	—	0.7
Charge to income	3.4	29.1	1.2	33.7
Cash payments	(3.4)	(29.8)	(1.2)	(34.4)
Balance at March 31, 2026	—	—	—	—

Total restructuring and related activities accrual	$1.3	$6.1	$8.5	$15.9

Note 4 - Income Taxes
The source of income taxes are below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income (loss) from continuing operations before income taxes	$7.9	$31.4	$(29.0)	$18.7
Income tax provision (benefit) on continuing operations	3.9	10.6	(3.8)	8.0

Effective tax rate	49.7%	33.7%	13.1%	42.6%
For the three months ended March 31, 2026 and 2025, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

For the six months ended March 31, 2026, the difference between the federal statutory rate and the effective rate was primarily due to less favorable unusual items in the period. For the six months ended March 31, 2025, the difference was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.
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
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net (loss) earnings per share calculation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Basic weighted-average shares outstanding	46.5	48.0	46.5	48.3
Effect of dilutive securities:
Options, RSE and PRSE awards	0.3	0.2	—	0.1
Total dilutive securities	0.3	0.2	—	0.1
Diluted weighted-average shares outstanding	46.8	48.2	46.5	48.4
The following weighted-average common shares were excluded from the calculation of diluted net (loss) earnings per share because the effect of including these awards was antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Options, RSE and PRSE awards	2.1	1.8	1.9	1.6

Note 6 - Inventories

	March 31, 2026	September 30, 2025
Inventories
Raw materials and supplies	$66.2	$73.9
Work in process	77.9	94.5
Finished products	306.0	265.4
Total inventories (1)	$450.1	$433.8
(1) $50.9 of inventories of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.

Note 7 - Property, Plant and Equipment (“PP&E”)

	March 31, 2026	September 30, 2025
Property, Plant and Equipment
Land	$16.6	$16.7
Buildings	115.8	114.8
Machinery and equipment	967.4	984.4
Capitalized software costs	68.3	68.2
Construction in progress	73.3	62.1
Total gross property, plant and equipment	1,241.4	1,246.2
Accumulated depreciation and amortization	(951.9)	(951.2)
Total property, plant and equipment, net (1)	$289.5	$295.0
(1) $74.3 of PP&E of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.
The components of depreciation expense for PP&E, net and amortization expense for capitalized software costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Depreciation expense	$11.9	$10.9	$24.5	21.6
Amortization expense associated with capitalized software	0.9	0.9	1.8	2.0

Note 8 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Total
Gross balance at October 1, 2025	$1,150.6	$357.5	$1,508.1
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net balance at October 1, 2025(1)	$781.6	$355.5	$1,137.1

Changes in the six months ended March 31, 2026
Cumulative translation adjustment	(2.2)	(0.3)	(2.5)

Gross balance at March 31, 2026	$1,148.4	$357.2	$1,505.6
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net balance at March 31, 2026	$779.4	$355.2	$1,134.6
(1) $154.0 of goodwill of the Feminine Care segment has been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.

The following table sets forth intangible assets by class:

	March 31, 2026			September 30, 2025
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$569.5	$—	$569.5	$571.4	$—	$571.4

Amortizable
Trade names and brands	$236.8	$82.4	$154.4	$237.1	$77.4	$159.7
Technology and patents	77.0	75.6	1.4	80.2	78.4	1.8
Customer related and other	266.0	177.9	88.1	266.5	171.2	95.3
Amortizable intangible assets	579.8	335.9	243.9	583.8	327.0	256.8
Total intangible assets (1)	$1,149.3	$335.9	$813.4	$1,155.2	$327.0	$828.2
(1) $93.1 of intangible assets of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.

Amortization expense was $6.4 and $12.8 for the three and six months ended March 31, 2026, respectively. Amortization expense was $6.4 and $12.8 for the three and six months ended March 31, 2025, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remainder of fiscal year 2026	$12.5
2027	25.1
2028	25.0
2029	25.0
2030	24.9
2031	18.0
Thereafter	113.4

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined that there were no triggering events requiring an interim impairment analysis during the three and six months ended March 31, 2026 for its Wet Shave, Sun Care and Skin Care reporting units.

Note 9 - Supplemental Balance Sheet Information

	March 31, 2026	September 30, 2025
Other Current Assets
Prepaid expenses	$76.9	$69.8
Value added tax receivables	54.5	43.7
Income taxes receivable	14.4	13.3
Accrued TSA cost	13.4	—
Other	15.1	11.8
Total other current assets (1)	$174.3	$138.6
Other Current Liabilities
Accrued advertising and sales promotion	$42.7	$23.6
Accrued trade allowances	19.6	27.6
Accrued salaries, vacations and incentive compensation	43.8	52.9
Income taxes payable	49.8	20.3
Returns reserve	35.9	42.8
Accrued interest	24.7	24.7
Restructuring reserve	7.4	16.7
Other	123.7	102.5
Total other current liabilities (1)	$347.6	$311.1
Other Liabilities
Pensions and other retirement benefits	$28.7	$32.7
Other	118.0	102.9
Total other liabilities	$146.7	$135.6
(1) $8.7 of Other current assets and $5.2 of Other current liabilities of the Feminine Care business have been classified as assets held for sale as of September 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.

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
Accounts receivables sold were $322.6 and $544.2 for the three and six months ended March 31, 2026, respectively, and $300.7 and $524.6 for the three and six months ended March 31, 2025, respectively. The trade receivables sold that remained outstanding as of March 31, 2026 and September 30, 2025 were $102.1 and $94.7, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The subsequent cash collections and remittances of cash to MUFG for receivables serviced by the Company are considered financing cash flow activity and are presented net for the period. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The loss on sale of trade receivables was $1.0 and $2.1 for the three and six months ended March 31, 2026, respectively. The loss on sale of trade receivables was $1.3 and $2.4 for the three and six months ended March 31, 2025, respectively.
Note 11 - Debt
The detail of long-term debt was as follows:

	March 31, 2026	September 30, 2025
Senior notes, fixed interest rate of 5.5%, due 2028	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029	500.0	500.0
U.S. Revolving Credit Facility	—	140.0
Total	1,250.0	1,390.0
Less unamortized debt issuance costs and discount (1)	5.6	6.7
Total long-term debt	$1,244.4	$1,383.3
(1)As of March 31, 2026, debt issuance costs were $3.2 and $2.4 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively. As of September 30, 2025, debt issuance costs were $3.9 and $2.8 related to the Senior Notes due 2028 and the Senior Notes due 2029, respectively.
As of March 31, 2026 and September 30, 2025, the Company had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $35.1 and $29.5, respectively, with weighted-average interest rates of 3.4% and 3.7% as of March 31, 2026 and September 30, 2025, respectively. These notes were primarily outstanding international borrowings.

Note 12 - Supply Chain Financing Programs

The Company has agreements with its suppliers in the ordinary course of business for such supplier chain finance "SCF”) programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. The obligations are presented as Accounts payable on the Condensed Consolidated Balance Sheets.

The summary of the Company’s outstanding obligations confirmed as valid under the total SCF program is as follows.

Fiscal 2026
Confirmed obligations outstanding as of September 30, 2025(1)	$13.8
Invoices confirmed	40.1
Invoices Paid	(38.4)
Confirmed obligations outstanding as of March 31, 2026	$15.5
(1) Outstanding obligations under the supply chain financing program related to the Feminine Care business have been excluded from the table above.
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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$0.5	$0.6	$1.0	$1.2
Interest cost	4.5	4.5	9.0	9.0
Expected return on plan assets	(5.9)	(5.3)	(11.8)	(10.7)
Recognized net actuarial loss	0.7	0.6	1.4	1.2
Net periodic (benefit) cost	$(0.2)	$0.4	$(0.4)	$0.7
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive (Loss) Income.

Note 14 - Shareholders’ Equity
Share Repurchases
On November 13, 2025, the Board approved an authorization to repurchase up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. The Company repurchased 0.7 of common shares for $15.1 during the six months ended March 31, 2026 and has $84.9 available for repurchase in the future under the Board’s authorization.
Dividends
Dividend activity in the six months ended March 31, 2026 is as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
November 13, 2025	December 3, 2025	January 8, 2026	$0.15
February 5, 2026	March 6, 2026	April 8, 2026	$0.15
On May 6, 2026, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2026. The dividend will be payable on July 9, 2026 to shareholders of record as the close of business on June 10, 2026.
Dividends declared during the six months ended March 31, 2026 totaled $14.5. Payments made for dividends during the six months ended March 31, 2026 totaled $14.5.

Note 15 - Accumulated Other Comprehensive Loss
The following table presents the changes in Accumulated Other Comprehensive (Loss) Income (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2025	$(41.3)	$(67.6)	$(0.9)	$(109.8)
Other comprehensive income (loss), net of tax	(8.8)	(0.2)	2.6	(6.4)
Reclassifications to earnings	—	1.1	0.1	1.2
Balance as of March 31, 2026	$(50.1)	$(66.7)	$1.8	$(115.0)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
Other comprehensive income (loss), net of tax	(25.3)	(0.2)	3.4	(22.1)
Reclassifications to earnings	—	0.9	(1.2)	(0.3)
Balance as of March 31, 2025	$(93.6)	$(84.1)	$0.5	$(177.2)

The following table presents the reclassifications out of AOCI:

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Earnings
Details of AOCI Components	2026	2025	2026	2025
Gain on cash flow hedges
Foreign exchange contracts	$(0.1)	$1.2	$(0.2)	$1.7	Other (income) expense, net
Income tax (benefit) expense	—	0.4	(0.1)	0.5	Income tax provision (benefit) on continuing operations
	(0.1)	0.8	$(0.1)	$1.2
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	$(0.7)	$(0.6)	$(1.4)	$(1.2)
Income tax expense	(0.1)	(0.2)	(0.3)	(0.3)	Income tax provision (benefit) on continuing operations
	(0.6)	(0.4)	(1.1)	(0.9)
Total reclassifications for the period	$(0.7)	$0.4	$(1.2)	$0.3
(1)These AOCI components are included in the computation of net periodic cost. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management

In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with certain of its counterparties as set forth in detail below that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of March 31, 2026 and September 30, 2025, as well as the Company’s objectives and strategies for holding derivative instruments.
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
Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. As of March 31, 2026, the Company had no material variable rate debt outstanding, which has previously consisted primarily of outstanding borrowings under its U.S. Revolving Credit Facility.
Cash Flow Hedges
As of March 31, 2026, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company has forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains of $2.6 and unrealized pre-tax losses of $1.4 as of March 31, 2026 and September 30, 2025, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at March 31, 2026 levels over the next 12 months, the majority of the pre-tax losses included in AOCI in the Condensed Consolidated Balance Sheets as of March 31, 2026 is expected to be included in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. Contract maturities for these hedges extend into fiscal 2027. As of March 31, 2026, there were 64 open foreign currency contracts with a total notional value of $132.0.
Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk. The change in the estimated fair value of the foreign currency contracts for the three and six months ended March 31, 2026, resulted in gains of $0.1 and $0.7, respectively, as compared to a loss of $0.3 and a gain of $0.6 for the three and six months ended March 31, 2025, respectively. These were recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. As of March 31, 2026, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Assets (Liabilities) as of (1)
	March 31, 2026	September 30, 2025
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$2.6	$(1.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$—	$0.1
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.
The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in OCI (1)	$1.7	$(2.8)	$3.8	$4.9
(Loss) gain reclassified from AOCI into income (1) (2)	(0.1)	1.2	(0.2)	1.7
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
(Loss) gain recognized in income (2)	$0.1	$(0.3)	$0.7	$0.6
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)(Loss) gain was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income.
The following table provides financial assets and liabilities for balance sheet offsetting:

	As of March 31, 2026		As of September 30, 2025
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$3.3	$(0.6)	$0.7	$(2.4)
Gross amounts offset in the balance sheet	(0.2)	0.1	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$3.1	$(0.5)	$0.7	$(2.1)
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

The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	March 31, 2026	September 30, 2025
Assets (Liabilities) at estimated fair value:
Deferred compensation liability	$(20.0)	$(20.7)
Derivatives - foreign currency contracts asset (liability)	2.6	(1.4)
Net liabilities at estimated fair value	$(17.4)	$(22.1)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of March 31, 2026 and September 30, 2025, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of March 31, 2026 and September 30, 2025, the Company had no Level 1 financial assets or liabilities, other than pension plan assets, and no Level 3 financial assets or liabilities.
As of March 31, 2026 and September 30, 2025, the fair market value of fixed rate long-term debt was $1,198.0 and $1,198.2, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements which have been determined based on Level 2 inputs.
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies disclosed in the 2025 Annual Report Form 10-K. Accounting policies have been applied consistently by all segments within the Company for all reporting periods.
Our CODM is not regularly provided and does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
The primary source of income for each segment is as described below:
•Wet Shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
•Sun and Skin Care consists of sun care products, men’s and women’s grooming products, Billie women’s grooming products and personal wipe products.
See Note 1 and Note 2 for additional information on the divestiture of Feminine Care, a previously reportable segment.

Segment net sales and profitability are presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Sales
Wet Shave	$294.1	$285.5	$585.4	$580.0
Sun and Skin Care	225.4	231.1	356.9	351.7
Total net sales	$519.5	$516.6	$942.3	$931.7

Cost of Products Sold
Wet Shave	$171.6	$151.5	$343.2	$317.7
Sun and Skin Care	119.4	123.5	202.2	197.7
Total cost of products sold	$291.0	$275.0	$545.4	$515.4

Other operating expenses (1)
Wet Shave	$88.8	$87.4	$166.3	$169.1
Sun and Skin Care	58.4	56.8	110.7	106.6
Total other operating expenses	$147.2	$144.2	$277.0	$275.7

Segment Profit
Wet Shave	$33.7	$46.6	$75.9	$93.2
Sun and Skin Care	47.6	50.8	44.0	47.4
Total segment profit	$81.3	$97.4	$119.9	$140.6

General corporate and other expenses (2)	$(25.6)	$(25.0)	$(49.7)	$(45.9)
Amortization of intangibles	(6.4)	(6.4)	(12.8)	(12.8)
Interest and other expense, net (3)	(10.6)	(18.2)	(30.6)	(39.3)
Restructuring and related charges (4)	(23.0)	(11.8)	(47.4)	(15.9)
Acquisition and integration costs (5)	—	—	—	(0.5)
Sun Care reformulation costs (6)	(1.7)	(0.7)	(2.7)	(1.7)
Legal matters (7)	(4.7)	—	(5.7)	—
Gain on investment (8)	—	—	1.5	0.9
Commercial realignment (9)	—	(3.1)	—	(3.1)
Other project and related costs (10)	(1.4)	(0.8)	(1.5)	(3.6)
Income (loss) from continuing operations before income taxes	$7.9	$31.4	$(29.0)	$18.7
(1)Includes SG&A, A&P and R&D costs, which are not regularly provided to the CODM by segment, but included within the measure of segment profit reviewed by the CODM.
(2)Includes indirect expenses for corporate overhead in both the three and six months ended March 31, 2026 and 2025 previously allocated to Feminine Care segment profit, which remain reported within continuing operations following the divestiture and are not reallocated to the Wet Shave or Sun and Skin Care segments.
(3)Includes $6.7 of pre-tax other income in both the three and six months ended March 31, 2026 for services provided under the TSA . Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
(4)The Company recorded $23.0 and $11.8 for the three months ended March 31, 2026 and 2025, respectively, and $47.4 and $15.9 for the six months ended March 31, 2026 and 2025, respectively, related to actions to strengthen its operating model and improve manufacturing and supply chain efficiency and productivity. Includes pre-tax SG&A of $0.3 and $0.8 for the three and six months ended March 31, 2026, respectively. Includes pre-tax Cost of products sold of $8.7 and $14.5 for the three and six months ended March 31, 2026, respectively, related to other associated disposal costs and accelerated depreciation of certain assets. See Note 3 of the Notes to Condensed Consolidated Financial Statements.
(5)Includes pre-tax SG&A of $0.5 for the six months ended March 31, 2025 for the acquisition of Billie, Inc. on November 29, 2021.
(6)Includes pre-tax research and development costs of $1.7 and $0.7 for the three months ended March 31, 2026 and 2025, respectively, and $2.7 and $1.7 for the six months ended March 31, 2026 and 2025, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(7)Includes pre-tax SG&A of $4.7 and $5.7 for the three and six months ended March 31, 2026, respectively, for charges related to legal matters.

(8)Includes pre-tax gain of $1.5 and $0.9 for the six months ended March 31, 2026 and 2025, respectively, on the fair value measurement of equity interests accounted for under the cost method.
(9)Includes pre-tax Cost of products sold of $3.1 during the three and six months ended March 31, 2025, related to a shift in go-to-market strategy and SKU rationalization.
(10)Includes pre-tax SG&A of $1.6 and $1.4 for the three months ended March 31, 2026 and 2025, respectively, and $2.2 and $2.4 for the six months ended March 31, 2026 and 2025, respectively, and Other (income) expense, net of $0.2 and $0.6 for the for the three months ended March 31, 2026 and 2025, respectively, and $0.7 and $1.2 for the six months ended March 31, 2026 and 2025, respectively, related to certain corporate project and other related costs.
Depreciation expense and capital spending by segment were:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Depreciation and amortization expense
Wet Shave	$10.7	$10.5	$21.1	$20.0
Sun and Skin Care	1.9	3.0	3.4	4.8
Corporate	6.5	4.8	14.6	11.6
Total depreciation and amortization expense (1)	$19.1	$18.3	$39.1	$36.4

Capital expenditures
Wet Shave	$8.2	8.1	16.7	18.8
Sun and Skin Care	5.0	7.4	7.7	12.1
Total capital expenditures (2)	$13.2	$15.5	$24.4	$30.9
(1) Nil and $1.3 of Depreciation and amortization expense of the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax for the three and six months ended March 31, 2026, respectively. $3.6 and $7.2 of Depreciation and amortization expense of the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax for the three and six months ended March 31, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.
(2) $0.8 and $1.2 of capital expenditures of the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax for the three and six months ended March 31, 2026, respectively. $1.6 and $3.0 of capital expenditures of the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax for the three and six months ended March 31, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.
The following table presents the Company’s net sales by geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Sales to Customers
United States	$266.2	$280.8	$458.1	$468.3
International	253.3	235.8	484.2	463.4
Total net sales	$519.5	$516.6	$942.3	$931.7

Supplemental product information is presented below for net sales:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Razors and blades	$270.3	$259.0	$529.3	$526.4
Sun care products	154.4	164.2	211.6	211.6
Grooming products	52.5	48.8	109.8	101.8
Wipes and other skin care	18.5	18.1	35.5	38.3
Shaving gels and creams	23.8	26.5	56.1	53.6
Total net sales	$519.5	$516.6	$942.3	$931.7

Note 18 - Commitments and Contingencies
Legal Proceedings
The Company and its subsidiaries are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims, and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities. In the three and six months ended, March 31, 2026, we recorded a $4.7 charge related to an offer to settle certain claims and disputes in connection with a former contract manufacturing agreement.
Other Matters
On February 20, 2026 the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) by the executive branch are not lawful, but did not provide guidance on how importers may claim refunds of IEEPA tariffs previously paid. On March 4, 2026, the Court of International Trade (CIT) issued an additional ruling that importers that paid tariffs under IEEPA are due refunds and ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA duties.

As of March 31, 2026, the Company has not recognized an asset related to the potential refund of IEEPA tariffs paid. The ultimate availability, timing and amount of any potential refunds of such tariffs is highly uncertain and are subject to further legal, regulatory and administrative developments. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.

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

Recent Developments

On February 20, 2026 the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) by the executive branch were unlawful. As a result of this ruling, we may be eligible for a refund of IEEPA tariffs previously paid on imported goods.

The Company is evaluating the applicability of the court decisions and subsequent administrative process to its import entries, including the effect of procedural requirements under U.S. customs laws (including liquidation finality and the timing of administrative protests) and the scope and timing of the emerging administrative refund process. However, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. We will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.

Executive Summary
Feminine Care Divestiture
On February 2, 2026, we closed the transaction and received proceeds of approximately $340 on a cash-free and debt-free basis. In connection with closing of the transaction, we and Essity entered into a transition services agreement for the provision of certain services to support the transition of the Feminine Care segment following the closing. The divestiture of the Feminine Care segment is a key step to transform Edgewell into a more focused, agile and consumer-driven personal care company. The former Feminine Care segment’s results are presented as discontinued operations on a retrospective basis for the three and six months period ended March 31, 2026 and 2025.

All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted.
Second Quarter of Fiscal 2026
The following is a summary of results from continuing operations for the second quarter of fiscal 2026, as compared to the corresponding period in fiscal 2025. In addition to net sales, net income from continuing operations and earnings per share (“EPS”) from continuing operations for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net income from continuing operations and EPS from continuing operations are provided as a reconciliation of net income from continuing operations and EPS from continuing operations to adjusted net income from continuing operations and adjusted diluted EPS from continuing operations, both of which are non-GAAP measures.
•Net sales in the second quarter of fiscal 2026 increased $2.9, or 0.6%, to $519.5, as compared to the prior year quarter. Organic net sales decreased $12.6, or 2.4%. Organic growth in International markets was 1.0%, largely driven by volume growth in Wet Shave and favorable pricing in Wet Shave and Sun Care. Organic sales declined in North America by 4.8%, driven primarily by lower volumes in Wet Shave and Sun Care, partially offset by volume growth in Grooming.
•Net earnings from continuing operations in the second quarter of fiscal 2026 were $4.0, as compared to $20.8 in the prior year quarter. On an adjusted basis, net earnings from continuing operations for the second quarter of fiscal 2026 were $27.8, as compared to $32.9 in the prior year quarter. Adjusted net earnings decreased primarily due to lower gross profit and higher operating expenses, partially offset by higher sales and lower interest expense.
•Diluted net earnings per share from continuing operations during the second quarter of fiscal 2026 were $0.09, as compared to $0.43 in the prior year quarter. On an adjusted basis, diluted net earnings per share from continuing operations during the second quarter of fiscal 2026 were $0.60, as compared to $0.69 in the prior year quarter.

Three Months Ended March 31, 2026
	Gross Profit	SG&A	Operating Income	EBIT from Continuing Operations (1)	Income Taxes from Continuing Operations	Net Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$216.9	$111.0	$18.4	$7.9	$3.9	$4.0	$0.09
Restructuring and related costs	8.7	(0.3)	23.0	23.0	5.7	17.3	0.37
Sun Care reformulation costs	—	—	1.7	1.7	0.5	1.2	0.03
Legal matter	—	(4.7)	4.7	4.7	1.2	3.5	0.07
Other project and related costs	—	(1.6)	1.6	1.4	0.3	1.1	0.02
Tax shortfall on equity compensation	—	—	—	—	(0.7)	0.7	0.02
Total Adjusted Non-GAAP	$225.6	$104.4	$49.4	$38.7	$10.9	$27.8	$0.60

GAAP as a percent of net sales	41.8%	21.4%	3.5%	GAAP effective tax rate			49.7%
Adjusted as a percent of net sales	43.4%	20.1%	9.5%	Adjusted effective tax rate			27.9%

Three Months Ended March 31, 2025
	Gross Profit	SG&A	Operating Income	EBIT from Continuing Operations (1)	Income Taxes from Continuing Operations	Net Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$236.9	$102.8	$49.0	$31.4	$10.6	$20.8	$0.43
Restructuring and related costs	—	—	11.8	11.8	3.1	8.7	0.18
Sun Care reformulation costs	—	—	0.7	0.7	0.1	0.6	0.02
Commercial realignment	3.1	—	3.1	3.1	0.9	2.2	0.05
Other project and related costs	—	(1.4)	1.4	0.8	0.2	0.6	0.01
Total Adjusted Non-GAAP	$240.0	$101.4	$66.0	$47.8	$14.9	$32.9	$0.69

GAAP as a percent of net sales	45.9%	19.9%	9.5%		GAAP effective tax rate		33.7%
Adjusted as a percent of net sales	46.5%	19.6%	12.8%		Adjusted effective tax rate		30.9%
(1) EBIT is defined as Earnings before income taxes.

First Six Months of Fiscal 2026
•Net sales in the first six months of fiscal 2026 increased $10.6, or 1.1%, to $942.3, as compared to the prior year period. Organic net sales decreased $14.5, or 1.6%. Organic sales in North America declined 2.6% driven primarily by lower volumes in Wet Shave and Skin Care, partially offset by volume growth in Grooming and Sun Care. Organic sales in International markets declined 0.3% largely driven by lower volumes in Sun Care and Grooming, partially offset by favorable pricing in Wet Shave.
•Net (loss) earnings from continuing operations in the first six months of fiscal 2026 were $(25.2), as compared to $10.7 in the prior year period. On an adjusted basis, net earnings from continuing operations for the second quarter of fiscal 2026 were $20.2, as compared to $28.2 in the prior year period. Adjusted net earnings decreased primarily due to lower gross profit and higher operating expenses, partially offset by higher sales and lower interest expense.
•Diluted net (loss) earnings per share from continuing operations during the first six months of fiscal 2026 were $(0.54), as compared to $0.22 in the prior year period. On an adjusted basis, diluted net earnings per share from continuing operations during the first six months of fiscal 2026 were $0.44, as compared to $0.59 in the prior year period.

Six Months Ended March 31, 2026
	Gross Profit	SG&A	Operating (Loss) Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$377.9	$213.4	$(0.5)	$(29.0)	$(3.8)	$(25.2)	$(0.54)
Restructuring and related costs	14.5	(0.8)	47.4	47.4	11.7	35.7	0.78
Sun Care reformulation costs	—	—	2.7	2.7	0.7	2.0	0.04
Gain on investment	—	—	—	(1.5)	(0.3)	(1.2)	(0.03)
Legal matter	—	(5.7)	5.7	5.7	1.4	4.3	0.09
Other project and related costs	—	(2.2)	2.2	1.5	0.3	1.2	0.03
Tax shortfall on equity compensation	—	—	—	—	(3.4)	3.4	0.07
Total Adjusted Non-GAAP	$392.4	$204.7	$57.5	$26.8	$6.6	$20.2	$0.44

GAAP as a percent of net sales	40.1%	22.6%	(0.1)%	GAAP effective tax rate			13.1%
Adjusted as a percent of net sales	41.6%	21.7%	6.1%	Adjusted effective tax rate			24.9%

Six Months Ended March 31, 2025
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Taxes from Continuing Operations	Net Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$409.4	$202.4	$58.3	$18.7	$8.0	$10.7	$0.22
Restructuring and related costs	—	—	15.9	15.9	4.0	11.9	0.25
Acquisition and integration costs	—	(0.5)	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	1.7	1.7	0.4	1.3	0.03
Gain on investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Commercial realignment	3.1	—	3.1	3.1	0.9	2.2	0.05
Other project and related costs	—	(2.4)	2.4	3.6	1.0	2.6	0.05
Total Adjusted Non-GAAP	$412.5	$199.5	$81.9	$42.6	$14.4	$28.2	$0.59

GAAP as a percent of net sales	43.9%	21.7%	6.3%		GAAP effective tax rate		42.6%
Adjusted as a percent of net sales	44.3%	21.4%	8.8%		Adjusted effective tax rate		33.6%
(1) EBIT is defined as Loss before income taxes.

Operating Results
The following table presents changes in net sales for the first six months and second quarter of fiscal 2026, as compared to the corresponding periods in fiscal 2025, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended March 31, 2026	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2025	$516.6		$931.7
Organic	(12.6)	(2.4)%	(14.5)	(1.6)%
Impact of currency	15.5	3.0%	25.1	2.7%
Net sales - fiscal 2026	$519.5	0.6%	$942.3	1.1%
For the second quarter of fiscal 2026, net sales increased $2.9, or 0.6%, to $519.5, including a $15.5, or 3.0%, favorable impact from currency movements, as compared to the prior year quarter. Organic net sales decreased $12.6, or 2.4%. Organic growth in International markets was 1.0%, largely driven by volume growth in Wet Shave and favorable pricing in Wet Shave and Sun Care. Organic sales declined in North America by 4.8%, driven primarily by lower volumes in Wet Shave and Sun Care, partially offset by volume growth in Grooming.
For the first six months of fiscal 2026, net sales increased $10.6, or 1.1%, to $942.3, including a $25.1, or 2.7%, favorable impact from currency movements, as compared to the prior period. Organic net sales decreased $14.5, or 1.6%. Organic sales in North America declined 2.6% driven primarily by lower volumes in Wet Shave and Skin Care, partially offset by volume growth in Grooming and Sun Care. Organic sales in International markets declined 0.3%, largely driven by lower volumes in Sun Care and Grooming, partially offset by favorable pricing in Wet Shave.
Gross Profit
Gross profit was $216.9 during the second quarter of fiscal 2026, compared to $236.9 in the prior year quarter, a decrease of $20.0, or 8.4%. Gross margin as a percent of net sales for the second quarter of fiscal 2026 decreased 410-basis points, to 41.8%. Adjusted gross margin, as a percent of net sales, decreased 310-basis points to 43.4% in the quarter. Productivity savings of approximately 220-basis points were more than offset by 420-basis points of core inflation and tariffs, 70-basis points of unfavorable mix and promotional levels (net of pricing), and 40-basis points of unfavorable currency movements.

Gross profit was $377.9 during the first six months of fiscal 2026, compared to $409.4 in the prior year period, a decrease of $31.5, or 7.7%. Gross margin as a percent of net sales for the first six months of fiscal 2026 decreased 380-basis points, to 40.1%. Adjusted gross margin, as a percent of net sales, decreased 270-basis points. Productivity savings of approximately 230-basis points were more than offset by approximately 430-basis points of core inflation, tariffs, and volume absorption and 75-basis points of unfavorable mix and promotional levels (net of pricing).
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $111.0, or 21.4%, of net sales in the second quarter of fiscal 2026 compared to $102.8, or 19.9%, of net sales in the prior year quarter. Adjusted SG&A was 20.1% of net sales, compared to 19.6% in the prior year quarter, which was primarily driven by higher consulting and corporate expenses and unfavorable currency impacts, partly offset by lower people costs.

Selling, general and administrative (“SG&A”) expense was $213.4, or 22.6%, of net sales in the first six months of fiscal 2026 compared to $202.4, or 21.7%, of net sales in the prior year period. Adjusted SG&A was 21.7% of net sales, compared to 21.4% in the prior year quarter, which was primarily driven by higher outside services costs and corporate expenses, partially offset by lower people costs.
Advertising and Sales Promotion Expense
Advertising and sales promotion (“A&P”) expense for the second quarter of fiscal 2026 was $58.6, a decrease of $1.3, or 2.2%, compared to $59.9 in the prior year quarter. A&P was 11.3% of net sales, compared to 11.6% in the prior year quarter.
Advertising and sales promotion (“A&P”) expense for the first six months of fiscal 2026 was $104.2, a decrease of $1.8, or 1.7%, compared to $106.0 in the prior year period. A&P was 11.1% of net sales, compared to 11.4% in the prior year quarter.

Research and Development Expense
Research and development (“R&D”) expense for the second quarter of fiscal 2026 was $14.9, an increase of $1.5, or 11.2%, compared to $13.4 in the prior year quarter. As a percentage of net sales, R&D expense was 2.9% in the second quarter of fiscal 2026, compared to 2.6% in the prior year quarter.
Research and development (“R&D”) expense for the first six months of fiscal 2026 was $28.7, an increase of $1.9, or 7.1%, compared to $26.8 in the prior year period. As a percentage of net sales, R&D expense was 3.0% in the first six months of fiscal 2026, compared to 2.9% in the prior year period.
Restructuring and Related Charges
In fiscal 2026, the Company continues to take specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency through restructuring actions, including streamlining the Company’s operations and supply chain by consolidating its Mexico facilities and Wet Shave operations. As a result of these actions, we expect to incur pre-tax charges of approximately $90 in fiscal 2026. We incurred $14.0 and $11.8 of restructuring and related charges in the second quarter of fiscal 2026 and 2025, respectively, and $32.1 and $15.9 during the first six months of fiscal 2026 and 2025, respectively.
Other restructuring related charges of $8.7 and $14.5 associated with the consolidation of Wet Shave operations and supply chain actions were recorded in costs of products sold in the second quarter and first six months of fiscal 2026, respectively, and $0.3 and $0.8 were recorded in selling, general and administrative expense in the second quarter and first six months of fiscal 2026, respectively. No charges were incurred in the comparative prior period in costs of products sold and SG&A related to these actions.
See Note 3 to the Condensed Consolidated Financial Statements for additional information.
Interest Expense Associated with Debt
Interest expense associated with debt for the second quarter of fiscal 2026 was $17.9, a decrease of $2.3, or 11.4%, compared to $20.2 in the prior year quarter. The decrease in interest expense was the result of lower borrowing levels on the Company’s U.S. Revolving Credit Facility as a result of the paydown of the revolving credit facility utilizing cash proceeds from the divestiture of the Feminine Care business.
Interest expense associated with debt for the first six months of fiscal 2026 was $37.2, a decrease of $1.8, or 4.6%, compared to $39.0 in the prior year period. The decrease in interest expense was the result of lower borrowing levels on the Company’s U.S. Revolving Credit Facility as a result of the paydown of the revolving credit facility utilizing cash proceeds from the divestiture of the Feminine Care business.
Other (Income) Expense, net
Other (income) expense, net, $(7.4) compared to $(2.6) in the prior year quarter. The current year quarter included $6.7 of Transition Services Agreement (“TSA”) income. Additionally, the current year quarter included $0.2 of other project gains, compared to $0.6 in the prior year quarter. Currency hedge and remeasurement losses were $0.9 in the current quarter, compared to gains of $2.4 in the prior year quarter. Adjusted other (income) expense, net was $(7.2) compared to $(2.0) in the prior year quarter.
Other (income) expense, net, was $(8.7) compared to $0.6 in the prior year period. The current year quarter included $6.7 of TSA income. Currency hedge and remeasurement losses were $1.7 in the current period, compared to gains of $0.4 in the prior year period. The current year period included $0.7 of other project gains, compared to $1.2 of expense in the prior year quarter. Adjusted other (income) expense, net was $(6.5) compared to $0.3 in the prior year period.
Income Taxes from Continuing Operations
The continuing operations effective tax rate for the second quarter of fiscal 2026, was 49.7%, as compared to 33.7% in the prior year quarter. The fiscal 2026 effective tax rate reflects more unusual items resulting in larger tax expense compared to fiscal 2025. On an adjusted basis, the effective tax rate was 27.9%, down from the prior year quarter adjusted effective tax rate of 30.9%.

The continuing operations effective tax rate for the first six months of fiscal 2026, was 13.1%, as compared to 42.6% in the prior year period. The current year period reflects a tax benefit on a loss. The fiscal 2026 effective tax rate reflects more favorable discrete and unusual items resulting in a tax benefit compared to fiscal 2025. On an adjusted basis, the effective tax rate was 24.9% down from the prior year period adjusted effective tax rate of 33.6%.

(Loss) earnings from discontinued operations, net of tax
(Loss) earnings from discontinued operations, net of tax includes the results of the Feminine Care business.
The loss of $14.6 in the second quarter of fiscal 2026 primarily includes the impact of tax related charges from the completion of the Feminine Care Divestiture. The loss of $51.1 in the first six months of 2026 also includes the impact of the goodwill impairment charge of $37.4 recorded during the first quarter.

Segment Results
The following tables present changes in segment net sales and segment profit for the second quarter and first six months of fiscal 2026, compared to the corresponding period in fiscal 2025, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Income (loss) from continuing operations before income taxes, refer to Note 17 of Notes to Condensed Consolidated Financial Statements.
Our operating model includes some shared business functions across segments, including product warehousing and distribution, transaction processing functions and, in most cases, a combined sales force and management teams. We apply a fully allocated cost basis in which shared business functions are allocated between segments. Certain indirect expenses for corporate overhead costs previously allocated to the Fem Care segment have not been reallocated to the Wet Shave or Sun and Skin Care segments.

Wet Shave

Net Sales - Wet Shave
Period Ended March 31, 2026	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2025	$285.5		$580.0
Organic	(2.1)	(0.7)%	(13.7)	(2.4)%
Impact of currency	10.7	3.7%	19.1	3.3%
Net sales - fiscal 2026	$294.1	3.0%	$585.4	0.9%
Wet Shave net sales for the second quarter of fiscal 2026 were $294.1, an increase of $8.6, or 3.0%, as compared to the prior year quarter, including a $10.7, or 3.7%, favorable impact from currency. Organic net sales decreased $2.1, or 0.7%, as International markets grew 3.6%, primarily reflecting higher volumes, while North America declined 6.0%, primarily reflecting lower volumes.
Wet Shave net sales for the first six months were $585.4, an increase of $5.4, or 0.9%, as compared to the prior year period, including a $19.1, or 3.3%, favorable impact from currency. Organic net sales decreased $13.7, or 2.4%, as International markets grew 1.4%, primarily reflecting favorable pricing, while North America declined approximately 7.1%, primarily reflecting lower volumes.

Segment Profit -Wet Shave
Period Ended March 31, 2026	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2025	$46.6		$93.2
Organic	(12.2)	(26.2)%	(20.7)	(22.2)%
Impact of currency	(0.7)	(1.5)%	3.4	3.6%
Segment profit - fiscal 2026	$33.7	(27.7)%	$75.9	(18.6)%
Wet Shave segment profit for the second quarter of fiscal 2026 was $33.7, a decrease of $12.9, or 27.7%, and inclusive of a $0.7, or 1.5%, unfavorable impact from currency. Organic segment profit decreased $12.2, or 26.2%, driven by lower gross margins and higher SG&A expense, partially offset by lower marketing expense.
Wet Shave segment profit for the first six months was $75.9, a decrease of $17.3, or 18.6%, and inclusive of a $3.4, or 3.6%, favorable impact from currency. Organic segment profit decreased $20.7, or 22.2%, as lower gross margins and higher SG&A expense were primarily offset by lower marketing expenses.
Sun and Skin Care

Net Sales - Sun and Skin Care
Period Ended March 31, 2026	Q2	% Chg	Six Months	% Chg
Net sales - fiscal 2025	$231.1		$351.7
Organic	(10.5)	(4.5)%	(0.8)	(0.1)%
Impact of currency	4.8	2.0%	6.0	1.6%
Net sales - fiscal 2026	$225.4	(2.5)%	$356.9	1.5%
Sun and Skin Care net sales for the second quarter of fiscal 2026 decreased $5.7, or 2.5%, as compared to the prior year quarter, including a favorable impact from foreign currency of $4.8, or 2.0%. Organic net sales decreased $10.5, or 4.5%, driven by an 8.4% decline in Sun Care. The Sun Care decline primarily reflects lower volumes, as expected, due to the pull-forward of Sun Care orders into the first quarter. Grooming increased 6.3%, driven by significant volume growth in Cremo.
Sun and Skin Care net sales for the first six months increased $5.2, or 1.5%, including a favorable impact from foreign currency of $6.0, or 1.6%. Organic net sales decreased $0.8, or 0.1%, driven by strong performance in Grooming and Sun Care in North America, partly offset by declines in International Sun Care.

Segment Profit - Sun and Skin Care
Period Ended March 31, 2026	Q2	% Chg	Six Months	% Chg
Segment profit - fiscal 2025	$50.8		$47.4
Organic	(4.4)	(8.7)%	(4.9)	(10.3)%
Impact of currency	1.2	2.4%	1.5	3.1%
Segment profit - fiscal 2026	$47.6	(6.3)%	$44.0	(7.2)%
Sun and Skin Care segment profit for the second quarter of fiscal 2026 was $47.6, a decrease of $3.2, or 6.3%, as compared to the prior year quarter, including a favorable impact from foreign currency of $1.2, or 2.4%. Organic segment profit decreased $4.4, or 8.7%, driven by driven primarily by lower gross profit.
Sun and Skin Care segment profit for the first six months of fiscal 2026 was $44.0, a decrease of $3.4, or 7.2%, including a favorable impact from foreign currency of $1.5, or 3.1%. Organic segment profit decreased $4.9, or 10.3%, driven by higher marketing expenses and lower gross margins.

General Corporate and Other Expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
General corporate and other expenses	$(25.6)	$(25.0)	$(49.7)	$(45.9)
Amortization of intangibles	(6.4)	(6.4)	(12.8)	(12.8)
Interest and other expense, net	(10.6)	(18.2)	(30.6)	(39.3)
Restructuring and related charges	(23.0)	(11.8)	(47.4)	(15.9)
Acquisition and integration costs	—	—	—	(0.5)
Sun Care reformulation costs	(1.7)	(0.7)	(2.7)	(1.7)
Legal matters	(4.7)	—	(5.7)	—
Gain on investment	—	—	1.5	0.9
Commercial realignment	—	(3.1)	—	(3.1)
Other project and related costs	(1.4)	(0.8)	(1.5)	(3.6)
General corporate and other expenses	$(73.4)	$(66.0)	$(148.9)	$(121.9)
% of net sales	(14.1)%	(12.8)%	(15.8)%	(13.1)%
For the second quarter of fiscal 2026, general corporate and other expenses were $148.9, or 15.8%, of net sales, as compared to $121.9, or 13.1% in the prior year quarter.
During the second quarter and first six months of fiscal 2026, corporate expenses increased primarily related to indirect corporate overhead costs previously allocated to the Feminine Care segment.
During the second quarter and first six months of fiscal 2026, we recorded TSA income of $6.7 in Interest and other expense, net.
During the second quarter of fiscal 2026, we recorded a charge of $4.7 related to legal matters.
During the first six months of fiscal 2026 and 2025, we recorded a gain of $1.5 and $0.9, respectively, for the fair value measurement of certain equity interests accounted for under the cost and equity methods.

Liquidity and Capital Resources
As of March 31, 2026, a significant portion of our cash balances was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of March 31, 2026 and September 30, 2025 were as follows:

	Interest Type	Currency	March 31, 2026	September 30, 2025
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under the U.S. Revolving Credit Facility	variable	USD	—	140.0
Short-term notes payable	variable	various	35.1	29.5
Total borrowings			$1,285.1	$1,419.5
Our Revolver utilization is summarized below.

	March 31, 2026	September 30, 2025
Total Revolver capacity	$425.0	$425.0
Less: Revolver borrowings	—	140.0
Less: Outstanding letters of credit	6.2	5.5
Revolver balance available	$418.8	$279.5

As noted above, on February 2, 2026, we closed on the sale of our Feminine Care segment to Essity. We used proceeds from this sale to repay all outstanding borrowings under our U.S. Revolving Credit Facility. The remaining proceeds are expected to be used for continued investment in our core brands, capital expenditures and other growth initiatives. We estimate approximately $55 of cash taxes to be paid in fiscal 2026 on the tax gain from the sale.
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
As of March 31, 2026, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow activities is provided in the following table:

	Six months ended March 31,
	2026	2025
Net cash provided by (used for) from:
Operating activities	$(71.6)	$(70.5)
Investing activities	315.1	(33.0)
Financing activities	(167.4)	72.5
Effect of exchange rate changes on cash	(2.1)	(8.0)
Net increase (decrease) in cash and cash equivalents	$74.0	$(39.0)
Operating Activities
Cash flow used for operating activities was $71.6 during the first six months of fiscal 2026, compared to $70.5 during the prior year period. The increase in cash used for operating activities was largely driven by lower earnings, partially offset by changes in net working capital.
Investing Activities
Net cash proceeds provided by investing activities was $315.1 during the first six months of fiscal 2026, compared to net cash used of $33.0 during the prior year period. The increase in cash provided by investing activities was primarily related to proceeds received from the sale of our Feminine Care segment of $338.9 and a decrease in capital expenditures, which were $25.6 during the first six months of fiscal 2026, compared to $33.9 in the prior year period.
Financing Activities
Net cash used by financing activities was $167.4 during the first six months of fiscal 2026, compared to $72.5 cash provided by financing activities in the prior year period. During the first six months of fiscal 2026, we had net payments of $140.0 under the U.S. Revolving Credit Facility, compared to net proceeds of $157.0 in the prior year period. Dividend payments totaled $14.5 in the first six months of fiscal 2026, compared to $15.2 in the prior year period. We had $15.8 share repurchases in the first six months of fiscal 2026, compared to $65.7 in the prior year period.
Share Repurchases
On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. Any future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. During the first six months of fiscal 2026, we repurchased 0.7 shares at a total cost of 15.8. $84.9 remains available for repurchase in the future under the Board’s authorization. For more information, see Note 14 of the Notes to Condensed Consolidated Financial Statements.

Dividends
Dividend activity for the six months ended March 31, 2026 was as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
November 13, 2025	December 3, 2025	January 8, 2026	$0.15
February 5, 2026	March 6, 2026	April 8, 2026	$0.15
On May 6, 2026, the Board declared a quarterly cash dividend of $0.15 per common share for the second fiscal quarter of 2026. The dividend will be payable on July 9, 2026 to shareholders of record as the close of business on June 10, 2026.
Dividends declared during the six months ended March 31, 2026 totaled $14.6. Payments made for dividends during the six months ended March 31, 2026 totaled $14.5.
Commitments and Contingencies
Contractual Obligations
As of March 31, 2026, we had no outstanding borrowings under our U.S. Revolving Credit Facility, which matures in 2029. As noted above, following the closing of the sale of the Feminine Care segment, we repaid all outstanding borrowings under the U.S. Revolving Credit Facility. As of March 31, 2026, future minimum repayments of fixed debt are: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
There have been no other material changes in our contractual obligations since the presentation in our 2025 Annual Report.
Other Matters
On February 20, 2026 the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) by the executive branch are not lawful, but did not provide guidance on how importers may claim refunds of IEEPA tariffs previously paid. On March 4, 2026, the Court of International Trade (CIT) issued an additional ruling that importers that paid tariffs under IEEPA are due refunds and ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA duties.

As of March 31, 2026, the Company has not recognized an asset related to the potential refund of IEEPA tariffs paid. The ultimate availability, timing and amount of any potential refunds of such tariffs is highly uncertain and are subject to further legal, regulatory and administrative developments. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.
In the three and six months ended, March 31, 2026, we recorded a $4.7 charge related to an offer to settle certain claims and disputes in connection with a former contract manufacturing agreement.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Estimates
Our critical accounting estimates are fully described in our 2025 Annual Report. The preparation of these financial statements requires us to make estimates and assumptions. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. As of March 31, 2026 there have been no significant changes to our critical accounting estimates disclosed in our 2025 Annual Report.

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
As of March 31, 2026, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of March 31, 2026, our outstanding variable-rate debt included $308.4 related to our U.S. Revolving Credit Facility and international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $3.1.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Please see Note 18 of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings to which we are party.

Item 1A. Risk Factors.
For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report. Except for the risk factor discussed below, we do not believe that there have been no material changes to the risk factors disclosed in our 2025 Annual Report.

Changes in production costs, including raw material prices and tariffs, could erode our profit margins and negatively impact operating results.

Pricing and availability of raw materials, energy, shipping, labor and other services needed for our business can be volatile due to general economic conditions, including inflation, supplier capacity restraints, geopolitical developments, including armed conflict and regional instability, changes in supply and demand, natural disasters, energy costs, health epidemics or pandemics, labor shortages and turnover, production levels, currency fluctuations, governmental actions (including import and export requirements such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, transport capacity restraints, cybersecurity incidents or other disruptions of key manufacturing sites, acts of terrorism and other factors beyond our control. In particular, the ongoing conflict in the Middle East, including disruptions and heightened uncertainty regarding transit through the Strait of Hormuz, has increased energy and transportation costs and caused global supply chain disruptions. There is no certainty that we will be able to offset future cost increases. This volatility can significantly affect our production costs and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2026	—	$—	—	$100,000,000
February 1 to 28, 2026	450,818	$22.22	450,818	$89,981,746
March 1 to 31, 2026	224,000	$22.31	224,000	$84,983,779
(1)There were no shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Exhibit

2.1^†
Asset Purchase Agreement, dated as of November 12, 2025, by and between Edgewell Personal Care Company and Essity Aktiebolag (publ) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 13, 2025).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.3	Amended and Restated Bylaws of the Company effective November 5, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 20, 2020).

10.1	Edgewell Personal Care Company 3rd Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2026).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and six months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets at March 31, 2026 and September 30, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and six months ended March 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Francesca Weissman
Francesca Weissman
Chief Financial Officer
(principal financial officer)

Date:	May 6, 2026