Form 10-Q
period 2026-06-30
EDGEWELL PERSONAL CARE Co
filed 2026-08-05
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Common shares, $0.01 par value - 46,088,915 shares as of July 31, 2026.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company or any of our businesses (the “Company”). These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition; capital expenditures; our restructuring and productivity initiatives; our strategy; impacts from the divestiture of our Feminine Care segment; our potential eligibility for refunds of tariffs previously paid under the International Emergency Economic Powers Act; the effect of macroeconomic factors, including supply chain disruptions, tariffs and inflationary pressures and conflicts or acts of war (such as the conflict in the Middle East); anticipated trends, seasonality, and challenges in our business and in the markets in which we operate. Additional forward-looking statements may appear throughout this report, including, without limitation, the following sections: Management’s Discussion and Analysis, Risk Factors, and the Notes to the Condensed Consolidated Financial Statements. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of the Company or any of our businesses. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:
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
•losses or increased funding and expenses related to our pension plans; and
•the other important factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Annual Report”) under Part I. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”)
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. The list of factors above is illustrative, but not exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors of Part I of our 2025 Annual Report.

EDGEWELL PERSONAL CARE COMPANY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$570.1	$560.4	$1,512.4	$1,492.1
Cost of products sold	327.6	310.3	892.0	832.7
Gross profit	242.5	250.1	620.4	659.4

Selling, general and administrative expense	108.3	100.7	321.7	303.1
Advertising and sales promotion expense	83.2	76.0	187.4	182.0
Research and development expense	13.3	13.5	42.0	40.2
Restructuring charges	12.7	14.9	44.8	30.9
Operating income	25.0	45.0	24.5	103.2
Interest expense associated with debt	16.7	19.4	53.9	58.4
Other income, net	(9.7)	(2.9)	(18.4)	(2.3)
Earnings (loss) from continuing operations before income taxes	18.0	28.5	(11.0)	47.1
Income tax provision on continuing operations	5.7	7.0	1.9	15.0
Net earnings (loss) from continuing operations	12.3	21.5	(12.9)	32.1
Earnings (loss) from discontinued operations, net of tax	1.4	7.6	(49.7)	23.9
Net earnings (loss)	$13.7	$29.1	$(62.6)	$56.0

Basic earnings (loss) per share
Continuing operations	$0.27	$0.46	$(0.28)	$0.67
Discontinued operations	0.03	0.16	(1.07)	0.50
Basic earnings (loss) per share	$0.30	$0.62	$(1.35)	$1.17

Diluted earnings (loss) per share
Continuing operations	$0.26	$0.46	$(0.28)	$0.67
Discontinued operations	0.03	0.16	(1.07)	0.50
Diluted earnings (loss) per share	$0.29	$0.62	$(1.35)	$1.17

Weighted-average shares outstanding:
Basic	46.1	46.8	46.4	47.8
Diluted	46.6	47.0	46.4	48.0

Statements of Comprehensive Income:
Net earnings (loss)	$13.7	$29.1	$(62.6)	$56.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.6)	53.5	(10.4)	28.2
Pension and postretirement activity, net of tax provision of $0.2, $0.1 $0.5 and $0.4	0.4	0.5	1.3	1.2
Deferred gain (loss) on hedging activity, net of tax provision (benefit) of $0.6, $(1.6), $1.7 and $(0.6)	1.1	(3.7)	3.8	(1.5)
Total other comprehensive income (loss), net of tax	(0.1)	50.3	(5.3)	27.9
Total comprehensive income (loss)	$13.6	$79.4	$(67.9)	$83.9
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except share data)

	June 30, 2026	September 30, 2025
Assets
Current assets
Cash and cash equivalents	$397.1	$225.7
Trade receivables, less allowance for doubtful accounts of $2.8 and $4.8	119.4	137.8
Inventories	433.0	433.8
Other current assets	162.5	138.6
Current assets held for sale	—	59.6
Total current assets	1,112.0	995.5
Property, plant and equipment, net	292.7	295.0
Goodwill	1,134.0	1,137.1
Other intangible assets, net	806.4	828.2
Other assets	190.3	178.7
Non-current assets held for sale	—	321.8
Total assets	$3,535.4	$3,756.3

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$34.2	$29.5
Accounts payable	230.7	219.7
Other current liabilities	338.7	311.1
Current liabilities held for sale	—	5.2
Total current liabilities	603.6	565.5
Long-term debt	1,245.0	1,383.3
Deferred income tax liabilities	79.6	118.8
Other liabilities	147.3	135.6
Total liabilities	2,075.5	2,203.2

Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 46,081,326 and 46,464,244 outstanding	0.7	0.7
Additional paid-in capital	1,569.7	1,578.8
Retained earnings	1,002.1	1,086.7
Common shares in treasury at cost, 19,170,663 and 18,787,745	(997.5)	(1,003.3)
Accumulated other comprehensive loss	(115.1)	(109.8)
Total shareholders’ equity	1,459.9	1,553.1
Total liabilities and shareholders’ equity	$3,535.4	$3,756.3
See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended June 30,
	2026	2025
Cash Flow from Operating Activities
Net (loss) earnings	$(62.6)	$56.0
Depreciation and amortization	59.0	65.6
Share-based compensation expense	14.7	18.8
Loss on sale of assets	1.4	1.7
Impairment charges	37.4	—
Loss on assets held for sale	2.2	—
Deferred compensation payments	(2.3)	(2.4)
Deferred income taxes	(39.8)	(0.5)
Other, net	8.3	(12.2)
Changes in operating assets and liabilities	28.8	(82.7)
Net cash provided by operating activities	47.1	44.3

Cash Flow from Investing Activities
Proceeds from sale of business	338.9	—
Capital expenditures	(41.2)	(49.4)
Collection of deferred purchase price on accounts receivable sold	3.3	5.6
Other, net	—	(1.5)
Net cash provided by (used in) investing activities	301.0	(45.3)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	398.0	774.0
Cash payments on debt with original maturities greater than 90 days	(538.0)	(678.0)
Net proceeds from (payment of) debt with original maturities of 90 days or less	3.1	(0.8)
Repurchase of shares	(15.8)	(90.2)
Dividends to common shareholders	(21.5)	(22.4)
Employee shares withheld for taxes	(2.9)	(7.4)
Net financing inflow from the Accounts Receivable Facility	2.7	14.2
Other, net	(0.3)	(0.3)
Net cash used in financing activities	(174.7)	(10.9)

Effect of exchange rate changes on cash	(2.0)	2.4

Net increase (decrease) in cash and cash equivalents	171.4	(9.5)
Cash and cash equivalents, beginning of period	225.7	209.1
Cash and cash equivalents, end of period	$397.1	$199.6

See accompanying Notes to Condensed Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in millions)

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at September 30, 2025	65.2	$0.7	(18.8)	$(1,003.3)	$1,578.8	$1,086.7	$(109.8)	$1,553.1
Net loss	—	—	—	—	—	(65.7)	—	(65.7)
Foreign currency translation adjustments	—	—	—	—	—	—	3.2	3.2
Pension and postretirement activity	—	—	—	—	—	—	0.6	0.6
Deferred loss on hedging activity	—	—	—	—	—	—	1.5	1.5
Dividends declared	—	—	—	—	—	(7.0)	—	(7.0)
Activity under share plans	—	—	0.3	18.7	(18.2)	—	—	0.5
Balance at December 31, 2025	65.2	$0.7	(18.5)	$(984.6)	$1,560.6	$1,014.0	$(104.5)	$1,486.2
Net loss	—	—	—	—	—	(10.6)	—	(10.6)
Foreign currency translation adjustments	—	—	—	—	—	—	(12.0)	(12.0)
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred gain on hedging activity	—	—	—	—	—	—	1.2	1.2
Dividends declared	—	—	—	—	—	(7.6)	—	(7.6)
Repurchase of shares	—	—	(0.7)	(15.1)	—	—	—	(15.1)
Activity under share plans	—	—	—	1.9	3.8	—	—	5.7
Balance as of March 31, 2026	65.2	$0.7	(19.2)	$(997.8)	$1,564.4	$995.8	$(115.0)	$1,448.1
Net earnings	—	—	—	—	—	13.7	—	13.7
Foreign currency translation adjustments	—	—	—	—	—	—	(1.6)	(1.6)
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred loss on hedging activity	—	—	—	—	—	—	1.1	1.1
Dividends declared	—	—	—	—	—	(7.4)	—	(7.4)
Activity under share plans	—	—	—	0.3	5.3	—	—	5.6
Balance at June 30, 2026	65.2	$0.7	(19.2)	$(997.5)	$1,569.7	$1,002.1	$(115.1)	$1,459.9

	Common Shares		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net earnings	—	—	—	—	—	(2.1)	—	(2.1)
Dividends declared	—	—	—	—	—	(7.1)	—	(7.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(48.3)	(48.3)
Pension and postretirement activity	—	—	—	—	—	—	0.4	0.4
Deferred loss on hedging activity	—	—	—	—	—	—	5.0	5.0
Repurchase of shares including excise tax	—	—	(0.8)	(30.1)	—	—	—	(30.1)
Activity under share plans	—	—	0.3	23.3	(24.2)	—	—	(0.9)
Balance at December 31, 2024	65.2	$0.7	(16.8)	$(944.7)	$1,561.8	$1,080.9	$(197.7)	$1,501.0
Net earnings	—	—	—	—	—	29.0	—	29.0
Dividends declared	—	—	—	—	—	(7.6)	—	(7.6)
Foreign currency translation adjustments	—	—	—	—	—	—	23.0	23.0
Pension and postretirement activity	—	—	—	—	—	—	0.3	0.3
Deferred loss on hedging activity	—	—	—	—	—	—	(2.8)	(2.8)
Repurchase of shares including excise tax	—	—	(1.1)	(35.2)	—	—	—	(35.2)
Activity under share plans	—	—	—	0.7	5.5	—	—	6.2
Balance at March 31, 2025	65.2	$0.7	(17.9)	$(979.2)	$1,567.3	$1,102.3	$(177.2)	$1,513.9
Net earnings	—	—	—	—	—	29.1	—	29.1
Foreign currency translation adjustments	—	—	—	—	—	—	53.5	53.5
Pension and postretirement activity	—	—	—	—	—	—	0.5	0.5
Deferred loss on hedging activity	—	—	—	—	—	—	(3.7)	(3.7)
Dividends declared	—	—	—	—	—	(7.0)	—	(7)
Repurchase of shares including excise tax	—	—	(0.9)	(24.6)	—	—	—	(24.6)
Activity under share plans	—	—	—	0.1	6.2	—	—	6.3
Balance at June 30, 2025	65.2	$0.7	(18.8)	$(1,003.7)	$1,573.5	$1,124.4	$(126.9)	$1,568.0
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
The Company conducts its business in the following two segments:
•Wet Shave consists of products sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Billie®, Shave Guard brands and our custom brands group (formerly sold under our Shave Guard and Personna® brands), as well as non-branded products. The Company’s wet shave products include razor handles and refillable blades, disposable shave products, and shaving gels and creams.
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
The fiscal year-end balance sheet data was derived from audited consolidated financial statements, but do not include all of the annual disclosures required by GAAP; accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited annual consolidated financial statements included in its Annual Report filed with the SEC on November 18, 2025.
Amounts and percentages presented in this Quarterly Report on Form 10-Q have been rounded. Accordingly, certain totals may not sum due to rounding.
Feminine Care Divestiture
On November 12, 2025, we entered into an agreement to sell, and on February 2, 2026 we closed the sale of our Feminine Care segment to Essity, a leading global health and hygiene company based in Sweden for $340.0. In accordance with applicable accounting guidance, the results of the Feminine Care segment are presented as discontinued operations in the Condensed Consolidated Statements of Earnings and Comprehensive Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of the Feminine Care disposal group as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis with both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted. See Note 2 for additional information.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023. Interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required for all prior periods presented and early adoption is permitted. The Company adopted this ASU as of the fourth quarter of fiscal year 2025. The adoption of this ASU did not have a material effect on the consolidated financial statements. Refer to Note 18 for additional information regarding the Company’s segment reporting.

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
The following table presents the financial results of Feminine Care included in Earnings (loss) from discontinued operations, net of tax for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$—	$66.8	$87.3	$194.2
Cost of products sold	—	48.3	64.1	137.3
Gross Profit	—	18.5	23.2	56.9

Selling, general and administrative expense	—	3.7	14.7	9.9
Advertising and sales promotion expense	—	4.4	3.5	14.2
Research and development expense	—	0.6	0.9	1.6
Restructuring charges	—	1.0	0.2	1.5
Impairment charges	—	—	37.4	—
Operating Profit (Loss)	—	8.7	(33.5)	29.7
Loss on assets held for sale	—	—	2.2	—
Earnings (loss) from discontinued operations before income taxes	—	8.7	(35.7)	29.7
Income tax (benefit) provision on discontinued operations	(1.4)	1.1	14.0	5.8
Earnings (loss) from discontinued operations, net of tax	$1.4	$7.6	$(49.7)	$23.9
The following table reconciles the gross proceeds with the loss on assets held for sale included in (Loss) earnings from discontinued operations, net of tax:

Nine Months Ended June 30, 2026
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

The following table presents the carrying amounts of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheet as of September 30, 2025:

September 30, 2025
Inventories	$50.9
Other current assets	8.7
Current assets held for sale	59.6

Property, plant and equipment, net	74.3
Goodwill	154.0
Other intangible assets, net	93.1
Other assets	0.4
Non-current assets held for sale	321.8
Total assets held for sale	381.4

Other current liabilities	5.2
Current liabilities held for sale	5.2
Total liabilities held for sale	$5.2

The following table presents significant cash flow items from discontinued operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures	$—	$0.2	$1.2	$3.2
Depreciation and amortization	$—	$3.7	$1.3	$11.6
The goodwill impairment charge of $37.4 and loss on assets held for sale of $2.2 are the material non-cash amounts included in the Condensed Consolidated Statements of Cash Flows which are included in operating activities for the nine months ended June 30, 2026.
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
The costs related to services provided by Edgewell under the TSA are recorded in continuing operations within the Condensed Consolidated Statement of Earnings and Comprehensive Income. During the three and nine months ended June 30, 2026 approximately $7.7 and $14.4 of TSA income was recognized in Other (income) expense, net.

As of June 30, 2026, the gross amount for the TSA receivable and payable is $17.8 and $32.1, respectively, related to these services. These amounts are presented on a net basis given the legal right of offset and nature of cash settlement. The net payable position as of June 30, 2026 is $14.3 and is included in other current liabilities on the Condensed Consolidated Balance Sheets.

Note 3 - Restructuring Charges
Operating Model Redesign
In fiscal 2026, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $16 in fiscal 2026. The Company has incurred restructuring and related charges as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Severance and related costs	$1.8	$5.3	$2.8	$5.8
Asset write-off and accelerated depreciation	1.3	—	3.4	1.1
Other exit costs (2)	1.5	2.9	4.9	7.6
Total restructuring and related charges (1) (3)	$4.6	$8.2	$11.1	$14.5
(1) Restructuring and related charges of $0.6 and $1.4 are included within Selling, general and administrative expense (“SG&A”) for the three and nine months ended June 30, 2026, respectively. Restructuring and related charges of $0.6 are included within SG&A for both the three and nine months ended June 30, 2025.
(2) Includes contract related and personnel costs and certain other exit and disposal activities.
(3) Restructuring and related charges of nil and $0.2 have been included in discontinued operations for the three and nine months ended June 30, 2026, respectively. Restructuring and related charges of $1.0 and $1.5 have been included in discontinued operations for the three and nine months ended June 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.

Consolidation of Mexico Facilities
In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is anticipating incurring total restructuring and related charges of approximately $54 in fiscal 2026 and the consolidation is expected to be completed by the fourth quarter of fiscal 2026.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Severance and related benefit costs (1)	$—	$0.3	$(1.2)	$(0.2)
Asset write-off and accelerated depreciation	(0.3)	1.2	0.9	1.8
Other associated exit costs to close and consolidate facilities (4)	18.1	8.1	47.4	18.1
Total restructuring and related charges (2) (3)	$17.8	$9.6	$47.1	$19.7
(1) Due to natural workforce attrition, the Company recorded an adjustment for the nine months ended June 30, 2026 to the severance accrual.
(2) Restructuring and related charges of $10.6 and $22.9 and are included within Cost of products sold for the three and nine months ended June 30, 2026, respectively. Restructuring and related charges of $1.2 are included within Cost of products sold for both the three and nine months ended June 30, 2025.
(3) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
(4) Includes costs to remove and transport inventory; disassemble, transport and reassemble manufacturing equipment; and other idle facility, contract related and personnel costs.

Consolidation of Wet Shave Operations
In fiscal 2026, the Company announced a plan to further consolidate its Wet Shave operations. These actions further streamline the Company’s operations and supply chain. As a result of these actions, the Company is anticipating incurring restructuring and related charges of $22 in fiscal 2026 and the consolidation is expected to be completed in the first half of fiscal 2028.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Severance and related benefit costs	$0.4	$—	$9.1	$—
Asset write-off and accelerated depreciation	0.4	—	2.2	—
Other associated exit costs to close and consolidate facilities (3)	1.3	—	2.4	—
Total restructuring and related charges (1) (2)	$2.1	$—	$13.7	$—
(1) Restructuring and related charges of $0.6 and $2.8 are included within Cost of products sold for the three and nine months ended June 30, 2026, respectively.
(2) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
(3) Includes costs to remove and transport inventory; disassemble, transport and reassemble manufacturing equipment; and other idle facility, contract related and personnel costs.
Restructuring Reserves

	Operating Model Design	Consolidation of Mexico Facilities	Consolidation of Wet Shave	Total
Severance and related benefit costs
Balance at September 30, 2025	2.7	13.3	—	16.0
Charge to income	2.8	(1.2)	9.1	10.7
Cash payments	(3.5)	(6.5)	(0.2)	(10.2)
Non-cash utilization	—	(0.2)	—	(0.2)
Balance at June 30, 2026	2.0	5.4	8.9	16.3

Asset write-off and accelerated depreciation
Balance at September 30, 2025	—	—	—	—
Charge to income	3.4	0.9	2.2	6.5
Non-cash utilization	(3.4)	(0.9)	(2.2)	(6.5)
Balance at June 30, 2026	—	—	—	—

Other associated exit costs to close and consolidate facilities
Balance at September 30, 2025	—	0.7	—	0.7
Charge to income	4.9	47.4	2.4	54.7
Cash payments	(4.9)	(48.1)	(2.4)	(55.4)
Balance at June 30, 2026	—	—	—	—

Total restructuring and related activities accrual	$2.0	$5.4	$8.9	$16.3

Note 4 - Income Taxes
The source of income taxes are below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Earnings (loss) from continuing operations before income taxes	$18.0	$28.5	$(11.0)	$47.1
Income tax provision on continuing operations	5.7	7.0	1.9	15.0

Effective tax rate	31.5%	24.5%	(17.0)%	31.7%
For the three months ended June 30, 2026 and 2025, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

For the nine months ended June 30, 2026, the difference between the federal statutory rate and the effective rate was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions and less favorable unusual items resulting in tax expense on a loss. For the nine months ended June 30, 2025, the difference was primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions.

Note 5 - Earnings (Loss) per Share
Basic earnings (loss) per share is based on the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per share is based on the average number of shares used for the basic earnings (loss) per share calculation, adjusted for the dilutive effect of share options, restricted share equivalent (“RSE”), and performance restricted share equivalent (“PRSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net earnings (loss) per share calculation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Basic weighted-average shares outstanding	46.1	46.8	46.4	47.8
Effect of dilutive securities:
Options, RSE and PRSE awards	0.5	0.2	—	0.2
Total dilutive securities	0.5	0.2	—	0.2
Diluted weighted-average shares outstanding	46.6	47.0	46.4	48.0
The following weighted-average common stock were excluded from the calculation of diluted net earnings (loss) per share because the effect of including these awards was antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Options, RSE and PRSE awards	1.2	2.0	2.1	1.5

Note 6 - Inventories
The following table summarizes our inventories at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Inventories
Raw materials and supplies	$75.4	$73.9
Work in process	77.6	94.5
Finished products	279.9	265.4
Total inventories (1)	$433.0	$433.8
(1) $50.9 of inventories of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.
Note 7 - Property, Plant and Equipment
The following table summarizes our PP&E, net at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
PP&E
Land	$16.5	$16.7
Buildings	112.8	114.8
Machinery and equipment	965.7	984.4
Capitalized software costs	68.5	68.2
Construction in progress	66.4	62.1
Total gross property, plant and equipment	1,229.9	1,246.2
Accumulated depreciation	(937.2)	(951.2)
Total property, plant and equipment, net (1)	$292.7	$295.0
(1) $74.3 of PP&E of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.
The components of depreciation expense for PP&E and amortization expense for capitalized software costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$11.5	$11.2	$36.0	$32.8
Amortization expense associated with capitalized software	0.8	0.9	2.6	2.9

Note 8 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Total
Gross balance at October 1, 2025	$1,150.6	$357.5	$1,508.1
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net balance at October 1, 2025(1)	$781.6	$355.5	$1,137.1

Changes in the nine months ended June 30, 2026
Cumulative translation adjustment	(2.9)	(0.2)	(3.1)

Gross balance at June 30, 2026	$1,147.7	$357.3	$1,505.0
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net balance at June 30, 2026	$778.7	$355.3	$1,134.0
(1) $154.0 of goodwill of the Feminine Care segment has been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.

Total intangible assets were as follows:

	June 30, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$568.7	$—	$568.7	$571.4	$—	$571.4

Amortizable
Trade names and brands	$236.2	$(84.3)	$151.9	$237.1	$(77.4)	$159.7
Technology and patents	76.9	(75.6)	1.3	80.2	(78.4)	1.8
Customer related and other	266.0	(181.5)	84.5	266.5	(171.2)	95.3
Amortizable intangible assets	$579.1	$(341.4)	$237.7	$583.8	$(327.0)	$256.8
Total intangible assets(1)	$1,147.8	$(341.4)	$806.4	$1,155.2	$(327.0)	$828.2
(1) $93.1 of intangible assets of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.
Amortization expense was $6.2 and $19.1 for the three and nine months ended June 30, 2026, respectively. Amortization expense was $6.4 and $19.2 for the three and nine months ended June 30, 2025, respectively. Estimated amortization expense for amortizable intangible assets is as follows:

Estimated amortization expense
Remaining Fiscal Year	$6.2
Fiscal 2027	$25.1
Fiscal 2028	$25.0
Fiscal 2029	$25.0
Fiscal 2030	$24.9
Fiscal 2031	$18.0
Thereafter	$113.4

Goodwill and intangible assets deemed to have an indefinite life are not amortized but are instead reviewed annually for impairment or when indicators of a potential impairment are present. The Company’s annual impairment testing date is July 1. An interim impairment analysis may indicate that carrying amounts of goodwill and other intangible assets require adjustment or that remaining useful lives should be revised. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions, our financial performance and our market capitalization. The Company determined that there were no triggering events requiring an interim impairment analysis during the three and nine months ended June 30, 2026 for its Wet Shave, Sun Care and Skin Care reporting units. See Note 2 for additional information on the Feminine Care reporting unit.
Note 9 - Accounts Receivable Facility
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
Accounts receivables sold were $336.2 and $880.4 for the three and nine months ended June 30, 2026, respectively, and $363.2 and $887.8 for the three and nine months ended June 30, 2025, respectively. The trade receivables sold that remained outstanding as of June 30, 2026 and September 30, 2025 were $120.4 and $94.7, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash used by investing activities on the Condensed Consolidated Statements of Cash Flows. The subsequent cash collections and remittances of cash to MUFG for receivables serviced by the Company are considered financing cash flow activity and are presented net for the period. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. The loss on sale of trade receivables was $1.1 and $3.2 for the three and nine months ended June 30, 2026, respectively. The loss on sale of trade receivables was $1.7 and $4.1 for the three and nine months ended June 30, 2025, respectively.

Note 10 - Supplemental Balance Sheet
The following table summarizes our current assets and current and non-current liabilities at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Other Current Assets
Prepaid expenses	$72.3	$69.8
Value added tax collectible	53.6	43.7
Income taxes receivable	15.7	13.3
Other	20.9	11.8
Total other current assets	$162.5	$138.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$41.4	$23.6
Accrued trade allowances	20.3	27.6
Accrued salaries, vacations and incentive compensation	55.1	52.9
Income taxes payable	30.9	20.3
Returns reserve	45.1	42.8
Restructuring reserve	7.2	16.7
Accrued interest	9.3	24.7
Other	129.4	102.5
Total other current liabilities	$338.7	$311.1
Other Liabilities
Pensions and other retirement benefits	$26.2	$32.7
Other non-current liabilities	121.1	102.9
Total other liabilities	$147.3	$135.6
(1) $8.7 of Other current assets and $5.2 of Other current liabilities of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 2, “Discontinued Operations” for additional information.
Note 11 - Debt
The detail of long-term debt was as follows:

	June 30, 2026	September 30, 2025
Senior notes, fixed interest rate of 5.5%, due 2028 (1)	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029 (1)	500.0	500.0
Revolving credit facility	—	140.0
Total long-term debt, including current maturities	1,250.0	1,390.0
Less unamortized debt issuance costs and discount (1)	(5.0)	(6.7)
Total long-term debt	$1,245.0	$1,383.3
(1)At June 30, 2026, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $2.8 and $2.2, respectively. At September 30, 2025, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $3.9 and $2.8, respectively.
At June 30, 2026 and September 30, 2025, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $34.2 and $29.5, respectively, with variable weighted-average interest rates of 3.4% and 3.7%, respectively. These notes were primarily outstanding international borrowings.

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
The summary of the Company’s outstanding obligations confirmed as valid under the total SCF program is as follows.

Fiscal 2026
Confirmed obligations outstanding as of September 30, 2025⁽¹⁾	$13.8
Invoices confirmed	60.4
Invoices Paid	(58.8)
Confirmed obligations outstanding as of June 30, 2026	$15.4
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
The Company’s net periodic pension and postretirement costs for its material plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$0.6	$0.7	$1.6	$1.9
Interest cost	4.5	4.6	13.5	13.6
Expected return on plan assets	(5.8)	(5.5)	(17.6)	(16.2)
Recognized net actuarial loss	0.6	0.6	2.0	1.8
Net periodic benefit cost (credit)	$(0.1)	$0.4	$(0.5)	$1.1
The service cost component of the net periodic cost associated with the Company’s retirement plans is recorded to Cost of products sold and SG&A on the Condensed Consolidated Statement of Earnings and Comprehensive Income. The remaining net periodic cost is recorded to Other (income) expense, net on the Condensed Consolidated Statement of Earnings and Comprehensive Income.
Note 14 - Shareholders’ Equity
Share Repurchases
On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. The Company repurchased 0.7 of common shares for $15.1 during the nine months ended June 30, 2026 and has $84.9 available for repurchase in the future under the Board’s authorization.
Dividends
Dividend activity in the nine months ended June 30, 2026 is as follows::

Date Declared	Record Date	Payable Date	Amount Per Share
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
November 13, 2025	December 3, 2025	January 8, 2026	$0.15
February 5, 2026	March 6, 2026	April 8, 2026	$0.15
May 6, 2026	June 10, 2026	July 9, 2026	$0.15
On August 5, 2026, the Board declared a quarterly cash dividend of $0.15 per share of common stock for the third fiscal quarter of 2026. The dividend will be paid on October 8, 2026 to shareholders of record as the close of business on September 9, 2026.
Dividends declared during the first nine months of fiscal 2026 totaled $22.0. Payments made for dividends during the first nine months of fiscal 2026 totaled $21.5.

Note 15 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2025	$(41.3)	$(67.6)	$(0.9)	$(109.8)
Other comprehensive income (loss), net of tax	(10.4)	(0.3)	4.1	(6.6)
Reclassifications to earnings	—	1.6	(0.3)	1.3
Balance at June 30, 2026	$(51.7)	$(66.3)	$2.9	$(115.1)

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance at October 1, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
Other comprehensive income (loss), net of tax	28.2	(0.1)	(0.4)	27.7
Reclassifications to earnings	—	1.3	(1.1)	0.2
Balance as of June 30, 2025	$(40.1)	$(83.6)	$(3.2)	$(126.9)
The following table presents the reclassifications out of AOCI:

	Three Months Ended June 30,		Nine Months Ended June 30,
Details of AOCI Components	2026	2025	2026	2025	Affected Line Item in the Consolidated Statement of Earnings
Gain on cash flow hedges
Foreign exchange contracts	$0.6	$(0.2)	$0.4	$1.5	Other income, net
Income tax (benefit) expense	0.2	(0.1)	0.1	0.4	Income tax provision on continuing operations
	0.4	(0.1)	0.3	1.1
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	(0.7)	(0.6)	(2.1)	(1.8)	Other income, net
Income tax (benefit)	(0.2)	(0.2)	(0.5)	(0.5)	Income tax (benefit) provision on continuing operations
	(0.5)	(0.4)	(1.6)	(1.3)
Total reclassifications for the period	$(0.1)	$(0.5)	$(1.3)	$(0.2)
(1)These AOCI components are included in the computation of net periodic benefit cost. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Note 16 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with certain of its counterparties as set forth in detail below that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of June 30, 2026 and September 30, 2025, respectively, as well as the Company’s objectives and strategies for holding derivative instruments.

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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. At June 30, 2026, the Company had no material variable rate debt outstanding, which has previously consisted primarily of outstanding borrowings under its U.S. Revolving Credit Facility.
Cash Flow Hedges
As of June 30, 2026, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains and losses of $4.1 and $1.4 at June 30, 2026 and September 30, 2025, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Condensed Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain at June 30, 2026 levels over the next 12 months, the majority of the pre-tax gain (loss) included in AOCI at June 30, 2026 is expected to be included in Other income, net in the Condensed Consolidated Statement of Earnings and Comprehensive Income. Contract maturities for these hedges extend into fiscal year 2027. At June 30, 2026, there were 64 open foreign currency contracts with a total notional value of $131.5.

Derivatives not Designated as Hedges
The Company has foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes, to hedge balance sheet exposures. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposures and, thus, are not expected to be subject to significant market risk.
The change in the estimated fair value of the foreign currency contracts for the three and nine months ended June 30, 2026, resulted in a gain of $0.3 and a gain of $1.0, respectively, compared to a loss of $0.3 and a gain of $0.3, respectively, for the three and nine months ended June 30, 2025, and was recorded in Other (income) expense, net in the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income. As of June 30, 2026, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.

The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
Balance Sheet	June 30, 2026	September 30, 2025
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$4.1	$(1.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.1	$0.1
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$2.2	$(5.5)	$6.0	$(0.6)
Gain reclassified from AOCI into income (effective portion) (1) (2)	0.7	(0.2)	0.5	1.5
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$0.3	$(0.3)	$1.0	$0.3
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other income, net in the Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table provides financial assets and liabilities for balance sheet offsetting:

	June 30, 2026		September 30, 2025
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$4.4	$(0.3)	$0.7	$(2.4)
Gross amounts offset in the balance sheet	(0.1)	0.1	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$4.3	$(0.2)	$0.7	$(2.1)
(1)All derivative assets are presented in Other current assets or Other assets on the Condensed Consolidated Balance Sheets. .
(2)All derivative liabilities are presented in Other current liabilities or Other liabilities on the Condensed Consolidated Balance Sheets. .

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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	June 30, 2026	September 30, 2025
(Liabilities) Assets at estimated fair value:
Deferred compensation	$(21.2)	$(20.7)
Derivatives - foreign currency contracts	4.1	(1.4)
Net liabilities at estimated fair value	$(17.1)	$(22.1)
The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. At June 30, 2026 and September 30, 2025, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
At June 30, 2026 and September 30, 2025, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1.
At June 30, 2026 and September 30, 2025, the fair market value of fixed rate long-term debt was $1,194.3 and $1,198.2, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements which have been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, the carrying amounts on the Condensed Consolidated Balance Sheets approximate fair value. Additionally, the carrying amounts of the U.S. Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.
Note 17 - Commitments and Contingencies
Legal Proceedings
The Company and its subsidiaries are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated and discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims, and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities. In the nine months ended June 30, 2026, we recorded a $4.7 charge related to an offer to settle certain claims and disputes in connection with a former contract manufacturing agreement.
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

For the three months ended June 30, 2026, the Company recognized $5.3 in costs of products sold in the Condensed Consolidated Statements of Earnings and Comprehensive Income reflecting the amount of cash received during the quarter related to IEEPA tariff refunds.
As of June 30, 2026, the Company has not recognized an asset related to the potential for additional refunds of IEEPA tariffs paid. The ultimate availability, timing and amount of any potential refunds of such tariffs is highly uncertain and are subject to further legal, regulatory and administrative developments. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.
Note 18 - Segment and Geographical Data
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
•Sun and Skin Care consists of sun care products, men’s and women’s grooming products, Billie women’s grooming products and personal wipe products.
See Note 1 and Note 2 for additional information on the Feminine Care Divestiture, a previously reportable segment.

Segment net sales, significant segment expenses and profitability are presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales
Wet Shave	$312.8	$317.0	$898.2	$897.0
Sun and Skin Care	257.3	243.4	614.2	595.1
Total net sales	$570.1	$560.4	$1,512.4	$1,492.1

Cost of Products Sold
Wet Shave	$174.3	$179.3	$517.9	$497.1
Sun and Skin Care	140.9	130.3	343.5	328.0
Total cost of products sold	$315.2	$309.6	$861.4	$825.1

Other operating expenses (1)
Wet Shave	$103.6	$93.6	$274.3	$262.6
Sun and Skin Care	70.2	67.1	181.2	173.7
Total other operating expenses	$173.8	$160.7	$455.5	$436.3

Segment profit
Wet Shave	$34.9	$44.1	$106.0	$137.3
Sun and Skin Care	46.2	46.0	89.5	93.4
Total segment profit	$81.1	$90.1	$195.5	$230.7

General corporate and other expenses (2)	$(21.9)	$(19.9)	$(66.0)	$(65.9)
Amortization of intangibles	(6.2)	(6.4)	(19.0)	(19.2)
Interest and other expense, net (3)	(7.0)	(19.3)	(37.7)	(58.6)
Restructuring and related costs (4)	(24.5)	(16.8)	(71.9)	(32.7)
Acquisition and integration costs (5)	—	—	—	(0.5)
Sun Care reformulation costs (6)	(0.7)	(0.5)	(3.4)	(2.2)
Legal matters (7)	—	—	(5.7)	—
Gain on investment (8)	—	—	1.5	0.9
Commercial realignment (9)	0.2	0.1	0.2	(3.0)
Other project and related costs (10)	(3.0)	1.2	(4.5)	(2.4)
Total earnings (loss) before income taxes	$18.0	$28.5	$(11.0)	$47.1

(1)Includes SG&A, A&P and R&D costs, which are not regularly provided to the CODM by segment, but included within the measure of segment profit reviewed by the CODM.
(2)Includes indirect expenses for corporate overhead in both the three and nine months ended June 30, 2026 and 2025 previously allocated to Feminine Care segment profit, which remain reported within continuing operations following the divestiture and are not reallocated to the Wet Shave or Sun and Skin Care segments.
(3)Includes $7.7 and $14.4 of pre-tax other income in both the three and nine months ended June 30, 2026 for services provided under the TSA . Refer to Note 2 of Notes to Condensed Consolidated Financial Statements.
(4)The Company recorded $24.5 and $16.8 for the three months ended June 30, 2026 and 2025, respectively, and $71.9 and $32.7 for the nine months ended June 30, 2026 and 2025, respectively, related to actions to strengthen its operating model and improve manufacturing and supply chain efficiency and productivity. Includes pre-tax SG&A of $0.6 and $1.4 for the three and nine months ended June 30, 2026, respectively. Includes pre-tax Cost of products sold of $11.2 and $25.7 for the three and nine months ended June 30, 2026, respectively, related to other associated disposal costs and accelerated depreciation of certain assets. See Note 3 of the Notes to Condensed Consolidated Financial Statements.
(5)Includes pre-tax SG&A of $0.5 for the nine months ended June 30, 2025 for the acquisition of Billie, Inc. on November 29, 2021.

(6)Includes pre-tax research and development costs of $0.7and $3.4 for the three and nine months ended June 30, 2026, respectively, and $0.5 and $2.2 for the three and nine months ended June 30, 2025, respectively, related to the reformulation, recall and destruction of certain Sun Care products.
(7)Includes pre-tax SG&A of nil and $5.7 for the three and nine months ended June 30, 2026, respectively, for charges related to legal matters.
(8)Includes pre-tax gain of $1.5 and $0.9 for the nine months ended June 30, 2026 and 2025, respectively, on the fair value measurement of equity interests.
(9)Includes pre-tax Cost of products sold of $0.2 of income during the three and nine months ended June 30, 2026 and $0.1 of income and $3.0 of expense during the three and nine months ended June 30, 2025, respectively, related to a shift in go to market strategy and SKU rationalization.
(10)Includes pre-tax SG&A of $2.9 and $1.5 for the three months ended June 30, 2026 and 2025, respectively, and $5.1 and $3.9 for the nine months ended June 30, 2026 and 2025, respectively, and Other (income) expense, and nil and $0.7 for the three and nine months ended June 30, 2026 and $2.7 and $1.5 for the three and nine months ended June 30 2025, respectively, related to certain corporate project and other related costs.

Depreciation expense and capital spending by segment were:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization expense
Wet Shave	$10.0	$8.7	$31.1	$28.7
Sun and Skin Care	2.1	1.4	5.5	6.2
Corporate	6.5	8.2	21.1	19.1
Total depreciation and amortization expense (1)	$18.6	$18.3	$57.7	$54.0

Capital expenditures
Wet Shave	$11.0	$9.9	$27.7	$28.7
Sun and Skin Care	4.7	5.4	12.4	17.5
Total capital expenditures (2)	$15.7	$15.3	$40.1	$46.2
(1) Nil and $1.3 of Depreciation and amortization expense of the Feminine Care business have been classified as Earnings (loss) from discontinued operations, net of tax for the three and nine months ended June 30, 2026, respectively. $3.7 and $11.6 of Depreciation and amortization expense of the Feminine Care business have been classified as Earnings (loss) from discontinued operations, net of tax for the three and nine months ended June 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.
(2) Nil and $1.2 of capital expenditures of the Feminine Care business have been classified as Earnings (loss) from discontinued operations, net of tax for the three and nine months ended June 30, 2026, respectively. $0.2 and $3.2 of capital expenditures of the Feminine Care business have been classified as Earnings (loss) from discontinued operations, net of tax for the three and nine months ended June 30, 2025, respectively. See Note 2, “Discontinued Operations” for additional information.
The following table presents the Company’s net sales and long-lived assets by geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Sales to Customers
United States	$296.5	$285.9	$754.6	$754.2
International	273.6	274.5	757.8	737.9
Total net sales	$570.1	$560.4	$1,512.4	$1,492.1
Supplemental product information is presented below for net sales:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Razors and blades	$282.7	$287.8	$812.0	$814.2
Sun care products	180.7	175.1	392.3	386.7
Shaving gels and creams	30.1	29.2	86.2	82.8
Grooming products	53.7	46.5	163.5	148.3
Wipes and other skin care	22.9	21.8	58.4	60.1
Total net sales	$570.1	$560.4	$1,512.4	$1,492.1

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

Executive Summary
Feminine Care Divestiture
On February 2, 2026, we closed the transaction and received proceeds of approximately $340 on a cash-free and debt-free basis. In connection with closing of the transaction, we and Essity entered into a transition services agreement for the provision of certain services to support the transition of the Feminine Care segment following the closing. The divestiture of the Feminine Care segment is a key step to transform Edgewell into a more focused, agile and consumer-driven personal care company. The former Feminine Care segment’s results are presented as discontinued operations on a retrospective basis for the three and nine months ended June 30, 2026 and 2025.
All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted.

Third Quarter of Fiscal 2026
The following is a summary of results from continuing operations for the third quarter and first nine months of fiscal 2026, as compared to the corresponding periods in fiscal 2025. In addition to net sales, net earnings (loss) from continuing operations and earnings per share (“EPS”) from continuing operations for the periods presented were also impacted by certain costs or income, as described in the table below. The impact of these items on reported net earnings (loss) from continuing operations and EPS from continuing operations are provided as a reconciliation of net earnings (loss) from continuing operations and EPS from continuing operations to adjusted net earnings from continuing operations and adjusted diluted EPS from continuing operations, both of which are non-GAAP measures.
•Net sales in the third quarter of fiscal 2026 increased $9.7, or 1.7%, to $570.1, as compared to the prior year quarter. Organic net sales increased $6.1, or 1.1%, reflecting a return to growth in North America, partially offset by lower sales in international markets. North America net sales increased 3.0%, driven by volume growth across Sun, Skin Care and Grooming, reflecting improving execution, increased distribution and continued strength across several of the Company's priority brands. International organic sales declined 1.4%, primarily reflecting temporary disruption associated with the conflict in the Middle East and short-term supply chain impacts related to the Company's Wet Shave manufacturing consolidation, partially offset by growth in Grooming and several key international markets.
•Net earnings from continuing operations in the third quarter of fiscal 2026 were $12.3 compared to $21.5 in the prior year quarter. On an adjusted basis, net earnings from continuing operations for the third quarter of fiscal 2026 were $33.5 compared to $33.6 in the prior year quarter. Adjusted net earnings decreased primarily due to lower gross margin and higher operating expenses.
•Diluted net earnings per share from continuing operations during the third quarter of fiscal 2026 were $0.26 compared to $0.46 in the prior year quarter. On an adjusted basis, diluted net earnings from continuing operations per share during the third quarter of fiscal 2026 were $0.72 compared to $0.72 in the prior year quarter.

Three Months Ended June 30, 2026
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$242.5	$108.3	$25.0	$18.0	$5.7	$12.3	$0.26
Restructuring and related costs	11.2	(0.6)	24.5	24.5	6.0	18.5	0.40
Sun Care reformulation costs	—	—	0.7	0.7	0.1	0.6	0.01
Commercial realignment	(0.2)	—	(0.2)	(0.2)	(0.1)	(0.1)	—
Other project and related costs	0.1	(2.9)	3.0	3.0	0.8	2.2	0.05
Total Adjusted Non-GAAP	$253.6	$104.8	$53.0	$46.0	$12.5	$33.5	$0.72

GAAP as a percent of net sales	42.5%	19.0%	4.4%	GAAP effective tax rate			31.5%
Adjusted as a percent of net sales	44.5%	18.4%	9.3%	Adjusted effective tax rate			27.2%

Three Months Ended June 30, 2025
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$250.1	$100.7	$45.0	$28.5	$7.0	$21.5	$0.46
Restructuring and related costs	1.2	(0.6)	16.7	16.7	4.1	12.6	0.27
Sun Care reformulation costs	—	—	0.5	0.5	0.1	0.4	0.01
Commercial realignment	(0.1)	—	(0.1)	(0.1)	—	(0.1)	—
Other project and related costs	—	(1.5)	1.5	(1.2)	(0.4)	(0.8)	(0.02)
Total Adjusted Non-GAAP	$251.2	$98.6	$63.6	$44.4	$10.8	$33.6	$0.72

GAAP as a percent of net sales	44.6%	18.0%	8.0%	GAAP effective tax rate			24.5%
Adjusted as a percent of net sales	44.8%	17.6%	11.3%	Adjusted effective tax rate			24.3%
(1) EBIT is defined as Earnings before Income taxes.

First Nine Months of Fiscal 2026
•Net sales for the first nine months of fiscal 2026 increased $20.3, or 1.4%, to $1,512.4, including a $28.7, or 2.0% favorable impact due to currency movements. Organic net sales decreased $8.4, or 0.6%. Organic sales in North America declined 0.4% driven primarily by lower volumes in Wet Shave and Skin Care, partially offset by volume growth in Grooming and Sun Care. Organic sales in International markets declined 0.7% largely driven by lower volumes in Sun Care, partially offset by favorable pricing in Wet Shave.
•Net earnings (loss) from continuing operations for the first nine months of fiscal 2026 decreased $45.0, or 140.2%, to $(12.9). On an adjusted basis, net earnings from continuing operations for the first nine months of fiscal 2026 decreased $8.2, or 13.2%, to $53.7. Adjusted net earnings from continuing operations decreased primarily due to lower gross profit and higher operating expenses, partially offset by higher sales and lower interest expense.
•Diluted net earnings (loss) per share from continuing operations during the first nine months of fiscal 2026 was $(0.28) compared to $0.67 in the prior year period. On an adjusted basis, as illustrated in the table below, net earnings per diluted share from continuing operations during the first nine months of fiscal 2026 were $1.15 compared to $1.28 in the prior year period.

Nine Months Ended June 30, 2026
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$620.4	$321.7	$24.5	$(11.0)	$1.9	$(12.9)	$(0.28)
Restructuring and related costs	25.7	(1.4)	71.9	71.9	17.7	54.2	1.17
Sun Care reformulation costs	—	—	3.4	3.4	0.8	2.6	0.06
Legal matters	—	(5.7)	5.7	5.7	1.4	4.3	0.09
Gain on investment	—	—	—	(1.5)	(0.3)	(1.2)	(0.03)
Commercial realignment	(0.2)	—	(0.2)	(0.2)	(0.1)	(0.1)	—
Other project and related costs	0.1	(5.1)	5.2	4.5	1.1	3.4	0.07
Tax shortfall on equity compensation	—	—	—	—	(3.4)	3.4	0.07
Total Adjusted Non-GAAP	$646.0	$309.5	$110.5	$72.8	$19.1	$53.7	$1.15

GAAP as a percent of net sales	41.0%	21.3%	1.6%	GAAP effective tax rate			(17.0)%
Adjusted as a percent of net sales	42.7%	20.5%	7.3%	Adjusted effective tax rate			26.3%

Nine Months Ended June 30, 2025
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$659.4	$303.1	$103.2	$47.1	$15.0	$32.1	$0.67
Restructuring and related costs	1.2	(0.6)	32.7	32.7	8.0	24.7	0.50
Acquisition and integration costs	—	(0.5)	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	2.2	2.2	0.5	1.7	0.04
Gain on investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Commercial realignment	3.0	—	3.0	3.0	0.9	2.1	0.04
Other project and related costs	—	(3.9)	3.9	2.4	0.6	1.8	0.04
Total Adjusted Non-GAAP	$663.6	$298.1	$145.5	$87.0	$25.1	$61.9	$1.28

GAAP as a percent of net sales	44.2%	20.3%	6.9%	GAAP effective tax rate			31.7%
Adjusted as a percent of net sales	44.5%	20.0%	9.8%	Adjusted effective tax rate			28.8%

Operating Results
The following table presents changes in net sales for the third quarter and first nine months of fiscal 2026, as compared to the corresponding periods in fiscal 2025, and provides a reconciliation of organic net sales to reported amounts.
Net Sales

Net Sales - Total Company
Period Ended June 30, 2026	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2025	$560.4		$1,492.1
Organic	6.1	1.1%	(8.4)	(0.6)%
Impact of currency	3.6	0.6%	28.7	2.0%
Net sales - fiscal 2026	$570.1	1.7%	$1,512.4	1.4%
For the third quarter of fiscal 2026, net sales increased 9.7, or 1.7%, to $570.1, including a $3.6, or 0.6%, favorable impact from currency movements, as compared to the prior year quarter. Organic net sales increased $6.1, or 1.1%, reflecting a return to growth in North America, partially offset by lower sales in international markets. North America organic sales increased 3.0%, driven by volume growth across Sun, Skin Care and Grooming, reflecting improving execution, increased distribution and continued strength across several of the Company's priority brands. International organic sales declined 1.4%, primarily reflecting temporary disruption associated with the conflict in the Middle East and short-term supply chain impacts related to the Company's Wet Shave manufacturing consolidation, partially offset by growth in Grooming and several key international markets.
For the first nine months of fiscal 2026, net sales were $1,512.4, an increase of $20.3, or 1.4%, including a $28.7, or 2.0%, favorable impact from currency movements. Organic net sales increased $8.4, or 0.6%. Organic sales in North America declined 0.4% driven primarily by lower volumes in Wet Shave and Skin Care, partially offset by volume growth in Grooming and Sun Care. Organic sales in International markets declined 0.7% largely driven by lower volumes in Sun Care, partially offset by favorable pricing in Wet Shave.
Gross Profit
Gross profit was $242.5 during the third quarter of fiscal 2026, compared to $250.1 in the prior year quarter, a decrease of $7.6, or 3.0%. Gross margin as a percent of net sales for the third quarter of fiscal 2026 decreased 210-basis points, to 42.5%. Adjusted gross margin, as a percent of net sales, decreased 30-basis points. Productivity savings of approximately 200-basis points and 40-basis points of favorable currency movements were more than offset by 160-basis points of core inflation and net tariffs and 110-basis points of unfavorable mix and promotional levels (net of pricing).
Gross profit was $620.4 during the first nine months of fiscal 2026, compared to $659.4 in the prior year period, a decrease of $39.0, or 5.9%. Gross margin as a percent of net sales for the first nine months of fiscal 2026 decreased 320-basis points, to 41.0%. Adjusted gross margin as a percent of net sales decreased 180-basis points, to 42.7%. Productivity savings of approximately 220-basis points and 20-basis points of favorable foreign currency were more than offset by 320-basis points of core inflation, volume absorption and net tariffs and 100-basis points of unfavorable mix and promotional levels (net of pricing).
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $108.3, or 19.0%, of net sales in the third quarter of fiscal 2026 compared to $100.7, or 18.0%, of net sales in the prior year quarter. Adjusted SG&A was 18.4% of net sales, compared to 17.6% in the prior year quarter, which was primarily driven by higher incentive compensation expense and unfavorable currency impacts in the current year, partly offset by lower people and consulting expenses.
SG&A expense was $321.7, or 21.3%, of net sales in the first nine months of fiscal 2026 compared to $303.1, or 20.3%, of net sales in the prior year period. Adjusted SG&A was $309.5, or 20.5% of net sales, an increase of 50-basis points, which was primarily driven by higher incentive compensation expense and higher consulting expenses.
Advertising and Sales Promotion Expense
Advertising and sales promotion (“A&P”) expense for the third quarter of fiscal 2026 was $83.2, an increase of $7.2, or 9.5%, compared to $76.0 in the prior year quarter. A&P was 14.6% of net sales, compared to 13.6% in the prior year quarter.

A&P expense for the first nine months of fiscal 2026 was $187.4, an increase of $5.4, or 3.0%, compared to $182.0 in the prior year period. A&P was 12.4% of net sales, compared to 12.2% in the prior year period.
Research and Development Expense
Research and development (“R&D”) expense for the third quarter of fiscal 2026 was $13.3, a decrease of $0.2, or 1.5%, compared to $13.5 in the prior year quarter. As a percentage of net sales, R&D expense was 2.3% in the third quarter of fiscal 2026, compared to 2.4% in the prior year quarter.
R&D expense for the first nine months of fiscal 2026 was $42.0, an increase of $1.8, or 4.5%, compared to $40.2 in the prior year period. As a percentage of net sales, R&D expense was 2.8% in the first nine months of fiscal 2026, compared to 2.7% in the prior year period.
Restructuring and Related Charges
In fiscal 2026, the Company continues to take specific actions to strengthen its operating model, simplify the organization and improve manufacturing and supply chain efficiency through restructuring actions, including streamlining the Company’s operations and supply chain by consolidating its Mexico facilities and Wet Shave operations. As a result of these actions, we expect to incur pre-tax charges of approximately $92 in fiscal 2026. We incurred $12.7 and $14.9 during the third quarter of fiscal 2026 and 2025, respectively, and $44.8 and $30.9 during the first nine months of fiscal 2026 and 2025, respectively.
Other restructuring related charges of $11.2 and $25.7 were recorded in costs of products sold in the third quarter and first nine months of fiscal 2026, respectively, and $0.6 and $1.4 were recorded in selling, general and administrative expense in the third quarter and first nine months of fiscal 2026, respectively. Other restructuring related charges of $1.2 was recorded in costs of products sold in both the third quarter and first nine months of fiscal 2025 and $0.6 was recorded in selling, general and administrative expense in both the third quarter and first nine months of fiscal 2025.
See Note 3 to the Condensed Consolidated Financial Statements for additional information.
Interest Expense Associated with Debt
Interest expense associated with debt for the third quarter of fiscal 2026 was $16.7, a decrease of $2.7, or 13.9%, compared to $19.4 in the prior year quarter. The decrease in interest expense was the result of lower borrowing levels on the Company’s Revolving Credit Facility due to the paydown of the facility with the proceeds from the Feminine Care divestiture.

Interest expense associated with debt for the first nine months of fiscal 2026 was $53.9, a decrease of $4.5, or 7.7%, compared to $58.4 in the prior year period. The decrease in interest expense was the result of lower borrowing levels on the Company’s Revolving Credit Facility due to the paydown of the facility with the proceeds from the Feminine Care divestiture.
Other (income) expense, net
Other (income) expense, net, was income of $9.7 in the third quarter of fiscal 2026, compared to income of $2.9 in the prior year quarter. The current year quarter included $7.7 million of Transition Services Agreement (“TSA”) income and the prior year quarter included $2.7 of other project gains. Currency hedge and remeasurements gains were $0.6 million in the current quarter, compared to a gain of $1.1 million in the prior year quarter. Adjusted other (income) expense, net was $(9.7) compared to $(0.2) in the prior year quarter.
Other (income) expense, net, was income of $18.4 in the first nine months of fiscal 2026 compared to income of $2.3 in the prior year period. The first nine months of fiscal 2026 included $14.4 of TSA income and the prior year period included $1.5 of other project gains. Currency hedge and remeasurements losses were $1.1 million in the current period, compared to a gain of $1.4 million in the prior year period. Adjusted other (income) expense, net was $(16.2) compared to $0.1 in the prior year period.
Income Taxes from Continuing Operations
The continuing operations effective tax rate for the third quarter of fiscal 2026, was 31.5%, compared to 24.5% in the prior year quarter. The fiscal 2026 effective tax rate reflects an unfavorable mix of earnings in higher tax rate jurisdictions and more unusual items resulting in a larger tax expense compared to fiscal 2025. On an adjusted basis, the effective tax rate was 27.2% for the third quarter of fiscal 2026, and 24.3% in the prior year quarter.

The continuing operations effective tax rate for the first nine months of fiscal 2026, was (17.0)%, as compared to 31.7% in the prior year period. The current year period reflects a tax expense on a loss. The fiscal 2026 effective tax rate reflects more favorable discrete and unusual items compared to fiscal 2025. On an adjusted basis, the effective tax rate was 26.3% down from the prior year period adjusted effective tax rate of 28.8%.

Earnings (loss) from discontinued operations, net of tax
Earnings (loss) from discontinued operations, net of tax includes the results of the Feminine Care business.
The income of $1.4 in the third quarter of fiscal 2026 primarily includes the impact of tax related charges from the completion of the Feminine Care divestiture. The loss of $49.7 in the first nine months of 2026 also includes the impact of the goodwill impairment charge of $37.4 recorded during the first quarter of fiscal 2026.

Segment Results
The following tables present changes in segment net sales and segment profit for the third quarter and first nine months of fiscal 2026, compared to the corresponding period in fiscal 2025, and provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of segment profit to Earnings (loss) from continuing operations before income taxes, refer to Note 18 of Notes to Condensed Consolidated Financial Statements.
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
Wet Shave

Net Sales - Wet Shave
Period Ended June 30, 2026	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2025	$317.0		$897.0
Organic	(6.1)	(1.9)%	(19.8)	(2.2)%
Impact of currency	1.9	0.6%	21.0	2.3%
Net sales - fiscal 2026	$312.8	(1.3)%	$898.2	0.1%
Wet Shave net sales for the third quarter of fiscal 2026 were $312.8, a decrease of $4.2, or 1.3%, as compared to the prior year quarter, including a $1.9, or 0.6%, favorable impact from currency. Organic net sales decreased $6.1, or 1.9%, as growth in the branded business was more than offset by lower Private Label sales, related to temporary supply constraints in North America and certain international markets. In aggregate, a decrease in organic sales was related to a 2.8% decline in North America, and a decrease of 1.4% in International sales.
Wet Shave net sales for the first nine months of fiscal 2026 were $898.2, an increase of $1.2, or 0.1%, as compared to the prior year period, including a $21.0, or 2.3%, favorable impact from currency. Organic net sales decreased $19.8, or 2.2%, as international markets grew 0.3%, driven by higher price and North America organic sales declined by 5.7% due to lower volumes.

Segment Profit - Wet Shave
Period Ended June 30, 2026	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2025	$44.1		$137.3
Organic	(10.9)	(24.7)%	(36.4)	(26.5)%
Impact of currency	1.7	3.8%	5.1	3.7%
Segment profit - fiscal 2026	$34.9	(20.9)%	$106.0	(22.8)%
Wet Shave segment profit for the third quarter of fiscal 2026 was $34.9, a decrease of $9.2, or 20.9%, and inclusive of a $1.7, or 3.8%, favorable impact from currency. Organic segment profit decreased $10.9, or 24.7%, excluding the impact of foreign currency, as higher SG&A and marketing expenses, were partially offset by higher gross margins.
Wet Shave segment profit for the first nine months of fiscal 2026 was $106.0, a decrease of $31.3, or 22.8%, and inclusive of a $5.1, or 3.7%, favorable impact from currency. Organic segment profit decreased $36.4, or 26.5%, due to lower gross margin and higher SG&A.

Sun and Skin Care

Net Sales - Sun & Skin Care
Period Ended June 30, 2026	Q3	% Chg	Nine Months	% Chg
Net sales - fiscal 2025	$243.4		$595.1
Organic	12.2	5.0%	11.4	1.9%
Impact of currency	1.7	0.7%	7.7	1.3%
Net sales - fiscal 2026	$257.3	5.7%	$614.2	3.2%
Sun and Skin Care net sales for the third quarter of fiscal 2026 increased $13.9, or 5.7%, as compared to the prior year quarter, including a favorable impact from foreign currency of $1.7, or 0.7%. Organic net sales increased $12.2, or 5.0%, driven by mid-single digit growth in Sun Care in North America and strong global Grooming and Skin Care performance, partly offset by Sun Care declines in international markets. In aggregate, an increase in organic sales was related to a 7.1% decline in North America , partially offset by an increase of 0.7% in International sales.
Sun and Skin Care net sales for the first nine months of fiscal 2026 were $614.2, an increase of $19.1, or 3.2%, as compared to the prior year period, including a favorable impact from foreign currency of $7.7, or 1.3%. Organic net sales increased $11.4, or 1.9%, driven by strong performance in Grooming and Sun Care in North America, partially offset by Sun Care declines in international markets. In aggregate, an increase in organic sales was related to a 8.7% decrease in North America, partially offset by an increase of 2.9% decline in International sales.

Segment Profit - Sun & Skin Care
Period Ended June 30, 2026	Q3	% Chg	Nine Months	% Chg
Segment profit - fiscal 2025	$46.0		$93.4
Organic	(0.7)	(1.6)%	(6.3)	(6.8)%
Impact of currency	0.9	2.0%	2.4	2.6%
Segment profit - fiscal 2026	$46.2	0.4%	$89.5	(4.2)%
Sun and Skin Care segment profit for the third quarter of fiscal 2026 was $46.2, an increase of $0.2, or 0.4%, as compared to the prior year quarter, including a favorable impact from foreign currency of $0.9, or 2.0%. Organic segment profit decreased $0.7, or 1.6%, driven by higher marketing and SG&A expenses, partially offset by higher gross profit.
Sun and Skin Care segment profit for the first nine months of fiscal 2026 was $89.5, a decrease of $3.9, or 4.2%, as compared to the prior year period, including a favorable impact from foreign currency of $2.4, or 2.6%. Organic segment profit decreased $6.3, or 6.8%, driven by higher SG&A and marketing expenses.

General Corporate and Other Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
General corporate and other expenses	$(21.9)	$(19.9)	$(66.0)	$(65.9)
Amortization of intangibles	(6.2)	(6.4)	(19.0)	(19.2)
Interest and other expense, net	(7.0)	(19.3)	(37.7)	(58.6)
Restructuring and related costs	(24.5)	(16.8)	(71.9)	(32.7)
Acquisition and integration costs	—	—	—	(0.5)
Sun Care reformulation costs	(0.7)	(0.5)	(3.4)	(2.2)
Legal matters	—	—	(5.7)	—
Gain on investment	—	—	1.5	0.9
Commercial realignment	0.2	0.1	0.2	(3.0)
Other project and related costs	(3.0)	1.2	(4.5)	(2.4)
General corporate and other expenses	$(63.1)	$(61.6)	$(206.5)	$(183.6)

% of net sales	(11.1)%	(11.0)%	(13.7)%	(12.3)%
For the third quarter of fiscal 2026 and 2025, corporate expenses were $63.1, or 11.1%, of net sales, compared to $61.6, or 11.0% in the prior year quarter. For the first nine months of fiscal 2026, corporate expenses were $206.5, or 13.7%, of net sales, compared to $183.6, or 12.3% in the prior year period.
During both the third quarter and first nine months of fiscal 2026, corporate expenses increased primarily related higher incentive compensation, partially offset by lower people costs.
During the third quarter and first nine months of fiscal 2026, we recorded TSA income of $7.7 and $14.4 in Interest and other expense, net.
During the first nine months of fiscal 2026, we recorded charges of $5.7 related to legal matters.
During the first nine months of fiscal 2026 and 2025, we recorded gains of $1.5 of $0.9, respectively, for the fair value measurement of an equity method investment.

Liquidity and Capital Resources
At June 30, 2026, we had cash of $397.1, a significant portion of which was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of June 30, 2026 and September 30, 2025 were as follows:

	Interest Type	Currency	June 30, 2026	September 30, 2025
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under credit facility	variable	USD	—	140.0
Short-term notes payable	variable	various	34.2	29.5
Total borrowings			$1,284.2	$1,419.5
Our Revolver utilization is summarized below.

	June 30, 2026	September 30, 2025
Total Revolver Capacity	$425.0	$425.0
Less: Revolver Borrowings	—	140.0
Less: Outstanding Letters of Credit	6.2	5.5
Revolver Balance Available	$418.8	$279.5
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
Historically, we have generated, and expect to continue to generate, favorable cash flows from operations. Our cash flows are affected by the seasonality of our Sun Care business, typically resulting in higher net sales and increased cash generated in the second and third quarter of each fiscal year. We believe our cash on hand, including remaining proceeds from the sale of our Feminine Care segment, cash flows from operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other capital requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs. For more information on the U.S. Revolving Credit Facility and our other debt, see Note 11 to the Notes To Condensed Consolidated Financial Statements and Note 13 of the Notes to Consolidated Financial Statements in our 2025 Annual Report.
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
As of June 30, 2026, we were in compliance with the provisions and covenants associated with our debt agreements.

Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Nine Months Ended June 30,
	2026	2025
Net cash provided by (used for):
Operating activities	$47.1	$44.3
Investing activities	301.0	(45.3)
Financing activities	(174.7)	(10.9)
Effect of exchange rate changes on cash	(2.0)	2.4
Net increase (decrease) in cash and cash equivalents	$171.4	$(9.5)
Operating Activities
Cash flow provided by operating activities was $47.1 during the first nine months of fiscal 2026, as compared to $44.3 during the prior year period. The increase in cash provided by operating activities in the first nine months of fiscal 2026 was driven by changes in net working capital.
Investing Activities
Cash flow provided by investing activities was $301.0 during the first nine months of fiscal 2026 as compared to cash used for investing activities of $45.3 during the prior year period. The increase in cash provided by investing activities was primarily related to proceeds received from the sale of our Feminine Care segment of 338.9 and a decrease in capital expenditures which were $41.2 during the first nine months of fiscal 2026, compared to $49.4 in the prior year period.
Financing Activities
Net cash used for financing activities was $174.7 during the first nine months of fiscal 2026 as compared to $10.9 during the prior year period. During the first nine months of fiscal 2026, we had net payments of $140.0 under the Revolving Credit Facility, compared to net proceeds of $96.0 in the prior year period. Dividend payments totaled $21.5 during the first nine months of fiscal 2026, compared to $22.4 in the prior year period. We had $15.8 share repurchases in the first nine months of fiscal 2026, compared to $90.2 in the prior year period.
Share Repurchases
On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. Any future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise permitted, and in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. During the first nine months of fiscal 2026, we repurchased 0.7 shares at a total cost of $15.1. $84.9 remains available for repurchase in the future under the Board’s authorization. For more information, see Note 14 of the Notes to Condensed Consolidated Financial Statements.

Dividends
The following is a summary of cash dividends paid and declared per share on our common stock during the year ended June 30, 2026:

Date Declared	Record Date	Payable Date	Amount Per Share
August 5, 2025	September 4, 2025	October 8, 2025	$0.15
November 13, 2025	December 3, 2025	January 8, 2026	$0.15
February 5, 2026	March 6, 2026	April 8, 2026	$0.15
May 6, 2026	June 10, 2026	July 9, 2026	$0.15
On August 5, 2026, the Board declared a quarterly cash dividend of $0.15 per share of common stock for the third fiscal quarter of 2026. The dividend will be paid on October 8, 2026 to shareholders of record as the close of business on September 9, 2026.
Dividends declared during the nine months ended June 30, 2026 totaled $22.0. Payments made for dividends during the nine months ended June 30, 2026 totaled $21.5. Our ability to pay cash dividends on our common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, our business prospects and other factors that our Board of Directors may deem relevant. Our approach to dividends has certain risks and limitations, particularly with respect to liquidity, and we may not pay future dividends consistent with our historical practice, or at all.
Commitments and Contingencies
Contractual Obligations
As of June 30, 2026, we had no outstanding borrowings under the U.S. Revolving Credit Facility, which matures in 2029. As noted above, following the closing of the sale of the Feminine Care segment, we repaid all outstanding borrowings under the U.S. Revolving Credit Facility. As of June 30, 2026, future minimum repayments of fixed debt are: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.
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
For the three months ended June 30, 2026, the Company recognized $5.3 in costs of products sold in the Condensed Consolidated Statements of Earnings and Comprehensive Income reflecting the amount of cash received during the quarter related to IEEPA tariff refunds.
As of June 30, 2026, the Company has not recognized an asset related to the potential for additional refunds of IEEPA tariffs paid. The ultimate availability, timing and amount of any potential refunds of such tariffs is highly uncertain and are subject to further legal, regulatory and administrative developments. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.
In the nine months ended June 30, 2026, we recorded a $5.7 charge related to an offer to settle certain claims and disputes in connection with a former contract manufacturing agreement.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Estimates
Our critical accounting estimates are fully described in our 2025 Annual Report. The preparation of these financial statements requires us to make estimates and assumptions. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. As of June 30, 2026, there have been no significant changes to our critical accounting estimates disclosed in our 2025 Annual Report.

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
As of June 30, 2026, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on Secured Overnight Financing Rate (SOFR) plus margin. As of June 30, 2026, our outstanding variable-rate debt included $34.2 related to international, variable-rate notes payable. Assuming a one-percent increase in the applicable interest rates, annual interest expense on these variable-rate debt instruments would increase approximately $0.3.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Please see Note 17 of the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings to which we are party.
Item 1A. Risk Factors.
For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2025 Annual Report.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table sets forth the purchases of our Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2026	2,530	$21.31	—	84,983,779
May 1 to 31, 2026	—	—	—	84,983,779
June 1 to 30, 2026	—	—	—	84,983,779
(1)There were 2,530 shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions and excludes excise tax.
(3)On November 13, 2025, the Board approved an authorization to repurchase for up to 100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. For more information, see Note 14 of the Notes To Condensed Consolidated Financial Statements.

Item 5. Other Information.
(a)None.
(b) During the three months ended June 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from the Edgewell Personal Care Company Quarterly Report on Form 10-Q formatted in inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and nine months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets at June 30, 2026 and September 30, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Shareholder’s Equity for the three and nine months ended June 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

EDGEWELL PERSONAL CARE COMPANY

Registrant

		By:	/s/ Francesca Weissman
Francesca Weissman
Chief Financial Officer
(principal financial officer)

Date:	August 5, 2026